Form 10-Q
period 2006-03-31
BFC FINANCIAL CORP
filed 2006-05-10
CIK 315858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2006
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of the latest practicable date.
Class A Common Stock of $.01 par value, 28,680,339 shares outstanding at May 6, 2006
Class B Common Stock of $.01 par value, 7,136,135 shares outstanding at May 6, 2006

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005 - Unaudited

Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 - Unaudited

Consolidated Statements of Comprehensive Income for the three months ended March 31, 2006 and 2005 - Unaudited

Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2006 - Unaudited

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 - Unaudited

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1.A	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from depository institutions	$240,014	$302,208
Federal funds sold and other short-term investments	18,463	3,229
Securities owned (at fair value)	169,570	180,292
Securities available for sale (at fair value)	673,199	676,660
Investment securities and tax certificates (approximate fair value: $360,611 in 2006 and $384,646 in 2005)	362,748	384,968
Federal Home Loan Bank stock, at cost which approximates fair value	60,800	69,931
Loans receivable, net of allowance for loan losses of $42,506 in 2006 and $41,830 in 2005	4,531,548	4,632,104
Accrued interest receivable	42,264	41,496
Real estate held for development and sale	721,276	632,597
Investments in unconsolidated affiliates	110,039	110,124
Property and equipment, net	223,644	198,433
Goodwill	77,981	77,981
Core deposit intangible asset	7,995	8,395
Due from clearing agent	2,672	—
Other assets	65,277	65,608

Total assets	$7,307,490	$7,384,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Demand	$1,152,361	$1,019,949
NOW	790,225	755,708
Savings	351,839	313,889
Money market	806,871	846,441
Certificates of deposits	859,470	816,689

Total deposits	3,960,766	3,752,676
Customer deposits on real estate held for sale	57,080	51,686
Advances from FHLB	1,085,914	1,283,532
Securities sold under agreements to repurchase	75,478	109,788
Federal funds purchased and other short term borrowings	81,197	139,475
Secured borrowings	111,754	138,270
Subordinated debentures, notes and bonds payable	463,610	392,784
Junior subordinated debentures	317,390	317,390
Securities sold not yet purchased	41,828	35,177
Due to clearing agent	32,206	24,486
Deferred tax liabilities, net	8,475	10,692
Other liabilities	191,603	248,468

Total liabilities	6,427,301	6,504,424

Noncontrolling interest	701,787	696,522

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2006 and 2005	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,680,315 in 2006 and 29,949,612 in 2005	265	278
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,136,135 in 2006 and 4,285,413 in 2005	69	41
Additional paid-in capital	92,716	97,223
Unearned compensation — restricted stock grants	—	(100)
Retained earnings	84,660	85,113

Total shareholders’ equity before accumulated other comprehensive income	177,710	182,555
Accumulated other comprehensive income	692	525

Total shareholders’ equity	178,402	183,080

Total liabilities and shareholders’ equity	$7,307,490	$7,384,026

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues
BFC Activities
Interest and dividend income	$560	$236
Other income, net	443	120

	1,003	356

Financial Services
Interest and dividend income	92,111	83,735
Broker/dealer revenue	54,562	54,680
Other income, net	29,443	23,609

	176,116	162,024

Homebuilding & Real Estate Development
Sales of real estate	125,543	198,866
Interest and dividend income	643	376
Other income, net	2,056	1,753

	128,242	200,995

Total revenues	305,361	363,375

Costs and Expenses
BFC Activities
Interest expense	12	120
Employee compensation and benefits	2,437	1,596
Other expenses	721	668

	3,170	2,384

Financial Services
Interest expense, net of interest capitalized	38,821	31,301
Provision for (recovery from) loan losses	163	(3,916)
Employee compensation and benefits	80,200	65,795
Occupancy and equipment	16,247	13,237
Advertising and promotion	9,957	6,298
Other expenses	23,028	19,455

	168,416	132,170

Homebuilding & Real Estate Development
Cost of sales of real estate	102,055	129,976
Employee compensation and benefits	12,245	11,781
Selling, general and administrative expenses	14,208	11,214
Other expenses	626	1,316

	129,134	154,287

Total costs and expenses	300,720	288,841

Equity in earnings from unconsolidated affiliates	771	2,359

Income before income taxes and noncontrolling interest	5,412	76,893
Provision for income taxes	974	32,019
Noncontrolling interest	4,703	40,366

(Loss) income from continuing operations	(265)	4,508
(Loss) from discontinued operations less income tax benefit of $68 in 2005	—	(108)

Net (loss) income	(265)	4,400
5% Preferred Stock dividends	188	188

Net (loss) income available to common shareholders	$(453)	$4,212

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
(Loss) earnings per share of common stock:
Basic (loss) earnings per share from continuing operations	(0.01)	0.16
Basic (loss) earnings per share from discontinued operations	—	—

Basic (loss) earnings per share	(0.01)	0.16

Diluted (loss) earnings per share from continuing operations	(0.01)	0.14
Diluted (loss) earnings per share from discontinued operations	—	—

Diluted (loss) earnings per share	(0.01)	0.14

Basic weighted average number of common shares outstanding	32,692	25,750

Diluted weighted average number of common and common equivalent shares outstanding	32,692	28,336
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Net (loss) income	$(265)	$4,400

Other comprehensive income (loss), net of tax (1):
Unrealized gain (loss) on securities available for sale, net of income tax	347	(706)
Unrealized gain associated with investment in unconsolidated real estate affiliate, net of income tax	27	9
Reclassification for realized net gain included in net income	(207)	(8)

	167	(705)

Comprehensive (loss) income	$(98)	$3,695

(1)	The components of other comprehensive (loss) income relate to the Company’s net unrealized gains (losses) on securities available for sale and the Company’s proportionate shares of net unrealized gains (losses) on securities available for sale, net of income tax provision (benefit) of $218 in 2006 and $(443) in 2005; and unrealized gains associated with investments in unconsolidated real estate affiliates, net of income tax provision of $17 in 2006 and $6 in 2005.
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity — Unaudited
(In thousands)

				Unearned		Accumulated
				Compen-		Other
				sation		Compre-
	Class A	Class B	Additional	Restricted		hensive
	Common	Common	Paid-in	Stock	Retained	Income
	Stock	Stock	Capital	Grants	Earnings	(Loss)	Total
Balance, December 31, 2005	$278	$41	$97,223	$(100)	$85,113	$525	$183,080
Net loss	—	—	—	—	(265)	—	(265)
Other comprehensive income, net of taxes	—	—	—	—	—	167	167
Issuance of Class B Common Stock, upon exercise of stock options	—	39	9,076	—	—	—	9,115
Retirement of Common Stock relating to exercise of stock options (1)	(13)	(11)	(13,246)	—	—	—	(13,270)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	(454)	—	—	—	(454)
Cash dividends on 5% Preferred Stock	—	—	—	—	(188)	—	(188)
Share-based compensation expense	—	—	217	—	—	—	217
Adoption of FAS 123R	—	—	(100)	100	—	—	—

Balance, March 31, 2006	$265	$69	$92,716	$—	$84,660	$692	$178,402

(1)	Retirement of shares delivered to the Company as consdieration for the exercise price and minimum withholding tax amounts upon the exercise of options.
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
(Loss) income from continuing operations	$(265)	4,508
Loss from discontinued operations	—	(108)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Noncontrolling interest in income of consolidated subsidiaries	4,703	40,366
Provision (recovery) of loan losses, REO and tax certificates	238	(4,016)
Depreciation, amortization and accretion, net	5,544	4,924
Amortization of deferred revenue	3,027	1,510
Amortization of intangible assets	400	425
BFC shared based compensation expense related to stock option and restricted stock	217	—
Controlling subsidiaries share based compensation expense related to stock options and restricted stock	1,775	—
BankAtlantic Bancorp excess tax benefits from share-based compensation	(2,980)	—
Gains on securities activities, net	(2,541)	(102)
Gain on sales of real estate owned	(381)	(137)
Gain on sale of loans	(94)	(110)
Gain on sale of property and equipment	28	—
Gain on sale of branch	—	(935)
Equity in earnings from unconsolidated affiliates	(771)	(2,359)
Distributions of earnings of unconsolidated affiliates	820	131
Net gains associated with debt redemptions	(13)	—
Originations and repayments of loans held for sale, net	(19,627)	(28,185)
Proceeds from sales of loans held for sale	15,450	29,412
(Increase) decrease in real estate inventory	(94,830)	14,538
Decrease (increase) in securities owned activities, net	10,722	(16,851)
Increase in securities sold but not yet purchased	6,651	20,814
(Decrease) increase in deferred tax liabilities, net	(1,490)	3,358
Increase in accrued interest receivable	(754)	(2,889)
Decrease (increase) in other assets	693	(9,055)
Decrease in due to clearing agent	5,048	15,499
Decrease in other liabilities	(51,526)	(27,549)

Net cash (used in) provided by operating activities	(119,956)	43,189

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	42,124	55,989
Purchase of investment securities and tax certificates	(20,054)	(35,496)
Purchases of securities available for sale	(23,983)	(97,669)
Proceeds from sales and maturities of securities available for sale	29,001	72,404
Purchases of FHLB stock	(2,250)	(10,381)
Redemption of FHLB stock	11,381	8,400
Investments in unconsolidated affiliates	(4,483)	(696)
Investment in real estate partnership	(1,000)	—
Distributions from unconsolidated affiliates	4,720	223
Net repayments (purchases and originations) of loans	103,209	(43,520)
Proceeds from sales of real estate owned	965	500
Proceeds from sales of property and equipment	8	—
Additions to property and equipment	(23,157)	(10,902)
Net cash outflows from the sale of branch	—	(13,592)

Net cash provided by (used in) investing activities	116,481	(74,740)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Financing activities:
Net increase in deposits	$208,090	$204,369
Repayments of FHLB advances	(477,570)	(259,583)
Proceeds from FHLB advances	280,000	240,000
Decrease in securities sold under agreements to repurchase	(70,997)	(88,881)
Decrease in federal funds purchased	(21,591)	(30,000)
Proceeds from secured borrowings	—	16,101
Repayment of secured borrowings	(26,516)	(26,822)
Proceeds from notes and bonds payable	141,660	74,984
Repayment of notes and bonds payable	(70,832)	(115,183)
Proceeds from junior subordinated debentures	—	23,196
Payments of debt offering costs	—	(926)
Payment by BFC of minimum withholding tax upon the exercise of stock options	(4,155)	—
Payment by BankAtlantic Bancorp of minimum withholding tax upon the exercise of stock options	(2,675)	(3,519)
BankAtlantic Bancorp excess tax benefits from share-based compensation	2,980	—
Proceeds from the issuance of BFC common stock upon exercise of stock options	—	11
5% Preferred Stock dividends paid	(188)	(188)
Purchase by BankAtlantic Bancorp of its subsidiary common stock	—	(491)
Proceeds from the issuance of BankAtlantic Bancorp Class A common stock	473	422
Levitt common stock dividends paid to non-BFC shareholders	(332)	(330)
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(1,832)	(1,657)

Net cash (used in) provided by financing activities	(43,485)	31,503

Decrease in cash and cash equivalents	(46,960)	(48)
Cash and cash equivalents at beginning of period	305,437	224,720

Cash and cash equivalents at end of period	$258,477	$224,672

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$39,313	$28,727
Income taxes paid	32,074	4,534
Supplemental disclosure of non-cash operating, investing and financing activities:
Loans transferred to real estate owned	1,264	1,109
Net loan recoveries	534	948
Tax certificate net recoveries	168	255
Securities purchased pending settlement	—	15,873
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(454)	(419)
Increase (decrease) in accumulated other comprehensive income, net of taxes	167	(705)
Increase (decrease) in shareholders’ equity for the tax effect related to the exercise of employee stock options	—	(262)
Tax effect related to the exercise of BankAtlantic Bancorp employee stock option	—	3,953
Issuance and retirement of BankAtlantic Bancorp Class A common stock	4,334	—
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	4,155	—
Decrease in inventory from reclassification as property and equipment	(6,554)	—
Increase in property and equipment reclassified from inventory	6,554	—
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements and Significant Accounting Policies
     BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, full service investment banking and brokerage, homebuilding, master planned community development and time share and vacation ownership. The Company also owns an interest in an Asian themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”) and RB Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC and its subsidiaries (“Levitt and Sons”) and Core Communities, LLC and its subsidiaries (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     BFC itself has no operations other than activities relating to the identification, analysis and in appropriate cases, the acquisition of new investments, as well as the monitoring of existing investments. BFC has no independent sources of cash-flow from operations except to the extent dividends, management fees and similar cash payments are made to BFC by its subsidiaries and investment holdings. BFC does not currently collect management or other fees and the dividends paid to BFC do not currently cover BFC’s ongoing operating expenses. Therefore, BFC’s stand-alone activities currently generate a loss.
     BankAtlantic Bancorp (NYSE:BBX) is a Florida-based financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. BankAtlantic Bancorp’s principal assets include the capital stock of its wholly-owned subsidiaries BankAtlantic, its banking subsidiary and Ryan Beck, an investment banking firm which is a federally registered broker-dealer. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 80 branches or “stores” located in Florida. Ryan Beck, a full service broker-dealer headquartered in Florham Park, New Jersey, provides financial advice to individuals, institutions and corporate clients through 43 offices in 14 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.
     Levitt (NYSE:LEV) primarily develops single-family and townhome communities through Levitt and Sons and master-planned communities through Core Communities. Levitt engages in other real estate activities and investments in real estate projects in Florida. Levitt also owns approximately 31% of the outstanding common stock of Bluegreen (NYSE:BXG), a company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites generally located around golf courses and other amenities. Levitt’s homebuilding division operates primarily in Florida, but has in recent years commenced operations in Georgia, Tennessee and South Carolina while its land division operates primarily in Florida and South Carolina.
     In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly owned subsidiary of BFC, transferred its shopping center to its lender in full settlement of the mortgage note collateralized by the center. The financial results of BMOC are reported as discontinued operations in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment of Disposal of Long-Lived Assets. There was no activity related to discontinued operations for the three months ended March 31, 2006.
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require BFC to the consolidate the financial results of these companies. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 21.5% and 16.6%, respectively, which results in BFC recognizing 21.5% and 16.6% of BankAtlantic Bancorp’s and Levitt’s net income or loss, respectively. The portion of income or loss in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements.
     BFC’s ownership in BankAtlantic Bancorp and Levitt as of March 31, 2006 was as follows:

		Percent of	Percent
	Shares	Economic	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.73%	7.81%
Class B Common Stock	4,876,124	100.00%	47.00%

Total	13,205,360	21.50%	54.81%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%

Total	3,293,274	16.62%	52.91%

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustment as are necessary for a fair statement of the Company’s consolidated financial condition at March 31, 2006 and December 31, 2005, the consolidated results of operations for the three months ended March 31, 2006 and 2005, the consolidated shareholders’ equity for the three months ended March 31, 2006, the consolidated comprehensive income for the three months ended March 31, 2006 and 2005 and the consolidated cash flows for the three months ended March 31, 2006 and 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.
     Allowance for Loan Losses — The allowance for loan losses reflects BankAtlantic’s management estimate of probable incurred credit losses in the loan portfolios. Loans are charged off against the allowance when BankAtlantic Bancorp management believes the loan is not collectible. Recoveries are credited to the allowance.
     The allowance consists of two components. The first component of the allowance is for high-balance “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, a valuation allowance is assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell, or (3) observable market price. Non-homogenous loans that are not impaired are assigned an allowance based on common characteristics with homogenous loans.
     The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for predicting losses as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, low-balance commercial loans and various types of consumer loans. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors:
•	Delinquency and charge-off levels and trends;

•	Problem loans and non-accrual levels and trends;

•	Lending policy and underwriting procedures;

•	Lending management and staff;

•	Nature and volume of portfolio;

•	Economic and business conditions;

•	Concentration of credit;

•	Quality of loan review system; and

•	External factors
     Based on an analysis of the above factors a qualitative dollar amount is assigned to each homogenous loan product based on the analysis. These dollar amounts are adjusted, if necessary, at period end based on directional adjustments by each category.
     The unassigned component that was part of the Company’s allowance for loan losses in prior periods was calculated based on the entire loan portfolio considering the above factors and was incorporated into the qualitative components of homogenous loans described above.
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
     The Company is currently organized into three reportable segments: BFC Activities; Financial Services; and Homebuilding & Real Estate Development.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This segment includes BFC’s real estate owned, loans receivable that relate to previously owned properties, its investment in Benihana convertible preferred stock and other securities and investments, BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. This segment includes BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp and Levitt are included in our Financial Services and Homebuilding & Real Estate Development segments.
Financial Services
     Our Financial Services segment includes BankAtlantic Bancorp and its subsidiaries’ operations, including the operations of BankAtlantic and Ryan Beck. BankAtlantic’s activities consist of a broad range of banking operations including community banking, commercial lending and bank investments. Also included in this segment is a broad range of investment banking and brokerage operations by Ryan Beck, and BankAtlantic Bancorp’s operations, costs of acquisitions and financing activities.
Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development segment includes Levitt Corporation and its subsidiaries’ operations, including the operations of Levitt and Sons and Core Communities, as well as Levitt’s investment in Bluegreen. This segment includes Levitt’s homebuilding activities, land development of master planned communities, development of industrial and residential properties and investments in other real estate ventures.
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Inter-company transactions are eliminated for consolidated presentation. The Company evaluates segment performance based on income (loss) from continuing operations after tax and noncontrolling interest.

     The table below is segment information for income from continuing operations, after tax and noncontrolling interest, for the three months ended March 31, 2006 and 2005 (in thousands):

			Homebuilding	Adjustments
	BFC	Financial	& Real Estate	and
2006	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$125,543	$—	$125,543
Interest and dividend income	570	92,111	785	(152)	93,314
Broker/dealer revenue	—	54,562	—	—	54,562
Other income	1,004	29,540	2,055	(657)	31,942

	1,574	176,213	128,383	(809)	305,361

Costs and Expenses:
Cost of sale of real estate	—	—	102,055	—	102,055
Interest expense, net	12	38,973	—	(152)	38,833
Provision for loan losses	—	163	—	—	163
Other expenses	3,277	129,668	27,381	(657)	159,669

	3,289	168,804	129,436	(809)	300,720

Equity in earnings (loss) from unconsolidated affiliates	—	820	(49)	—	771

Income (loss) before income taxes	(1,715)	8,229	(1,102)	—	5,412
(Benefit) provision for income taxes	(101)	1,517	(442)	—	974

Income (loss) before noncontrolling interest	(1,614)	6,712	(660)	—	4,438
Noncontrolling interest	1	5,253	(551)	—	4,703

(Loss) income from continuing operations	$(1,615)	$1,459	$(109)	$—	$(265)

Total assets at March 31, 2006	$48,595	$6,357,602	$952,567	$(51,274)	$7,307,490

			Homebuilding	Adjustments
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$198,866	$—	$198,866
Interest and dividend income	243	84,348	518	(762)	84,347
Broker/dealer revenue	—	54,686	—	(6)	54,680
Other income	142	23,853	1,752	(265)	25,482

	385	162,887	201,136	(1,033)	363,375

Costs and Expenses:
Cost of sale of real estate	—	—	130,589	(613)	129,976
Interest expense, net	120	31,450	—	(149)	31,421
Recovery for loan losses	—	(3,916)	—	—	(3,916)
Other expenses	2,384	104,785	24,462	(271)	131,360

	2,504	132,319	155,051	(1,033)	288,841

Equity in earnings from unconsolidated affiliates	—	131	2,228	—	2,359

Income (loss) before income taxes	(2,119)	30,699	48,313	—	76,893
Provision for income taxes	2,703	10,821	18,495	—	32,019

Income (loss) before noncontrolling interest	(4,822)	19,878	29,818	—	44,874
Noncontrolling interest	(6)	15,510	24,862	—	40,366

Income (loss) from continuing operations	$(4,816)	$4,368	$4,956	$—	$4,508

Total assets at March 31, 2005	$23,536	$6,582,531	$683,543	$(96,380)	$7,193,230

3. Share-Based Compensation
BFC
     The Company has a share-based compensation plan (the “2005 Incentive Plan”) under which restricted unvested stock, incentive stock options and non-qualifying stock options are awarded to officers, directors and employees. The Company’s previous plan expired in 2004 and no future grants can be made under that plan, however, any previously issued options granted under that plan remain effective until either they expire, are forfeited or are exercised. The 2005 Incentive Plan provides for the issuance of up to 3,000,000 shares of Class A Common Stock for restricted stock or option awards. The maximum term of options granted under the 2005 Incentive Plan is ten years.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, share-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years utilizing cliff vesting, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the three months ended March 31, 2005, the Company recognized share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The impact of adopting SFAS 123R on the Company’s Consolidated Financial Statements for the three months ended March 31, 2006 was a reduction of $489,000 and $314,000 in income before income taxes and net income, respectively. There would have been no expense relating to share-based compensation if the Company had continued to account for stock-based compensation under APB 25.
     Prior to the adoption of SFAS 123R, the tax benefits of stock option exercises was classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options exercised are classified as financing cash flows. As the Company adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation. In accordance with SFAS 123R, such benefit is recognized upon actual realization of the related tax benefit. During the three months ended March 31, 2006, the Company’s excess tax benefit of approximately $2.9 million was not recognized and will not be recognized until such deductions reduce taxes payable.

     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share data)

(Pro forma)
Net income available to common shareholders, as reported	$4,212
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and noncontrolling interest	9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and noncontrolling interest	(209)

Pro forma net income	$4,012

Earnings per share:

Basic as reported	$0.16

Basic pro forma	$0.16

Diluted as reported	$0.14

Diluted pro forma	$0.14

     The following is a summary of the Company’s nonvested restricted stock activity:

		Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2005	11,262	$100,007
Vested	(5,631)	$(50,003)
Forfeited	—	—
Issued	—	—

Outstanding at March 31, 2006	5,631	$50,004

     As of March 31, 2006, there was $50,004 of total unrecognized compensation cost related to nonvested restricted stock compensation. The cost is expected to be recognized in 2006. The fair value of shares vested during the three months ended March 31, 2006 was $50,003.
     The Company recognizes share-based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeitures rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. The Company is also required to estimate potential forfeitures to stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the required service period to the extent actual forfeitures differ or are expected to differ, from such estimate. Such change in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will adjust future periods compensation cost to be recognized. The Company’s estimated forfeiture rate is currently 0% based on the fact that historically the Company’s turnover has been negligible.
     The Company formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance SFAS 123R and the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulleting No. 107 (“SAB 107”). As part of this assessment, management determined that its volatility should be based on its Class A Common Stock derived from historical price volatility by using prices for the period after the Company began trading on the NASDAQ National Market through the grant date. The Company’s expected term is an estimate as to how long the option will remain outstanding based upon management’s expectation of employee exercise and post-vesting forfeiture behavior. Because there were no recognizable patterns, the Company used the simplified guidance in SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was estimated to be the midpoint of the vesting term and the contractual term. The Company continues to base the estimate of risk-free interest rate on the U.S. Treasury implied yield curve in effect at the time of grant with a remaining term equal to the expected term. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and therefore a 0% dividend yield was assumed.
     There were no options granted during the three months ended March 31, 2006. The following table sets forth information on BFC’s outstanding options:

Outstanding
Options
Outstanding at December 31, 2005	5,299,569
Granted	—
Exercised	(3,928,982)
Forfeited	—

Outstanding at March 31, 2006	1,370,587

Exercisable at March 31, 2006	364,527

Available for grant at March 31, 2006	2,745,976

     The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $3.7 million and $1.4 million, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $13.6 million and $43,000, respectively.

	For the Three Months
	Ended March 31,
	2006		2005
Weighted average exercise price of options outstanding		$4.63	$2.62
Weighted average exercise price of options exercised		$2.32	$2.14
Weighted average price of options forfeited	$	n/a	$3.72
     During the three months ended March 31, 2005 the Company received net proceeds of $11,671 upon the exercise of stock options. During the three months ended March 31, 2006 the Company accepted 1,278,985 shares of Class A Common Stock with a fair value of $7.4 million and 1,068,572 shares of Class B Common Stock with a fair value of $5.9 million, respectively, as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises.

The following table summarizes information about stock options outstanding at March 31, 2006:

		Options Outstanding			Options Exercisable
			Weighted Average
						Weighted
				Remaining	Number	Average
Exercise Prices	Vested	Unvested	Exercise price	Contractual Life	Exercisable	Exercise price
$0.00—$3.00	192,120	498,383	$1.77	5.69	192,120	$1.61
$3.01—$6.00	147,407	—	$3.68	1.79	147,407	$3.68
$6.01—$9.00	25,000	507,677	$8.59	8.72	25,000	$8.40

	364,527	1,006,060	$4.63	6.45	364,527	$2.91

The following table summarizes information about stock options outstanding at March 31, 2005:

		Options Outstanding			Options Exercisable
			Weighted Average
				Remaining		Weighted Average
Exercise Prices	Vested	Unvested	Exercise price	Contractual Life	Number Exercisable	Exercise price
$0.00—$3.00	2,965,362	505,405	$1.69	3.38	2,965,362	$1.66
$3.01—$6.00	1,410,841	0	$3.68	2.79	1,410,841	$3.68
$6.01—$9.00	25,000	279,302	$8.33	9.28	25,000	$8.40

	4,401,203	784,707	$2.62	3.56	4,401,203	$2.35

BankAtlantic Bancorp
     BankAtlantic Bancorp has stock based compensation plans under which restricted unvested stock, incentive stock options and non-qualifying stock options were awarded to officers, directors and affiliate employees. Options available for grant under all stock options plans except for the 2005 Restricted Stock and Option Plan (the “BankAtlantic Bancorp Plans”) were canceled. The BankAtlantic Bancorp Plan provides for the issuance of up to 6,000,000 shares of its Class A common stock for restricted stock or option awards.
     Effective January 1, 2006, BankAtlantic Bancorp adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, share-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123. Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. BankAtlantic Bancorp recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the three months ended March 31, 2005, BankAtlantic Bancorp recognized share-based compensation expense in accordance with APB 25 and related interpretations. No compensation was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The impact of adopting SFAS 123R on BankAtlantic Bancorp’s Consolidated Financial Statements for the three months ended March 31, 2006 was a reduction of $984,000 and $813,000 in income before income taxes and net income, respectively, than if BankAtlantic Bancorp had continued to account for stock-based compensation under APB 25.
     In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. BankAtlantic Bancorp adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation.

     The following table illustrates BankAtlantic Bancorp pro forma effect on net income and earnings per share as if BankAtlantic Bancorp had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005 compared to the actual results reported under SFAS No. 123R for the three months ended March 31, 2006.

	For the Three Months
	Ended March 31,
	2006		2005
(in thousands, except share data)			(Proforma)
Net income, as reported		$6,712	$19,878
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects		1,069	44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects		(1,069)	(517)

Net income		$6,712	$19,405

Earnings per share:
Basic as reported		$0.11	$0.33

Basic pro forma	$	N/A	$0.32

Diluted as reported		$0.11	$0.31

Diluted pro forma	$	N/A	$0.31

     The following is a summary of BankAtlantic Bancorp’s nonvested restricted stock activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2004	147,500	$1,112,795
Vested	—	—
Forfeited	—	—
Issued	—	—

Outstanding at March 31, 2005	147,500	$1,112,795

Outstanding at December 31, 2005	132,634	$1,060,470
Vested	(2,317)	(43,745)
Forfeited	—	—
Issued	—	—

Outstanding at March 31, 2006	130,317	$1,016,725

     As of March 31, 2006, BankAtlantic Bancorp had $851,000 of total unrecognized compensation cost related to nonvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 5 years. The fair value of shares vested during the three months ended March 31, 2006 was $32,000.
     BankAtlantic Bancorp recognizes share-based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. BankAtlantic Bancorp based its estimated forfeiture rate of its unvested options at January 1, 2006 on its historical experience during the preceding five years.
     BankAtlantic Bancorp formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the Securities and Exchange Commission in SAB 107. As part of this assessment, management of BankAtlantic Bancorp determined that historical volatility of BankAtlantic Bancorp’s stock should be adjusted to reflect the spin-off of Levitt on December 31, 2003 because BankAtlantic Bancorp’s historical volatility prior to the Levitt spin-off was a good indicator of future volatility. Management of BankAtlantic Bancorp reviewed its stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that BankAtlantic Bancorp’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management began estimating BankAtlantic Bancorp’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of BankAtlantic Bancorp’s historical data. As part of its adoption of SFAS 123R, BankAtlantic Bancorp examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, BankAtlantic Bancorp could not identify any patterns in the exercise of its options. As such, BankAtlantic Bancorp used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term.
     The table below presents the weighted average assumptions used to value options granted during the three months ended March 31, 2006. There were no options granted during the three months ended March 31, 2005.

	Employees	Directors
Stock Price	$13.60	$13.95
Exercise Price	$13.60	$13.95
Interest Rate	4.66%	4.66%
Dividend Rate	1.12%	1.09%
Volatility	33.00%	33.00%
Option Life (years)	7.50	5.00
Option Value	$5.47	$4.66
Annual Forfeiture Rate	3.00%	0%
     The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity during the first quarter of 2005 and 2006:

Class A
Outstanding
Options
Outstanding at December 31, 2004	6,174,845
Exercised	(713,085)
Forfeited	(22,979)
Issued	—

Outstanding at March 31, 2005	5,438,781

Outstanding at December 31, 2005	6,039,253
Exercised	(1,174,744)
Forfeited	(117,867)
Issued	37,408
Outstanding at March 31, 2006	4,784,050

Available for grant at March 31, 2006	5,127,253

     The aggregate intrinsic value of BankAtlantic Bancorp options outstanding and options exercisable as of March 31, 2006 was $19.8 million and $15.1 million, respectively. The total intrinsic value of BankAtlantic Bancorp options exercised during the three months ended March 31, 2006 and 2005 was $11.3 million and $12.5 million, respectively.

	For the Three Months
	Ended March 31,
	2006	2005
Weighted average exercise price of options outstanding	$10.25	$7.39
Weighted average exercise price of options exercised	$4.10	$2.17
Weighted average price of options forfeited	$13.42	$10.00
     All BankAtlantic Bancorp’s options granted during 2006 vest in five years and expire ten years from the date of grant, except that options granted to directors vested immediately. The stock options were granted at an exercise price that equaled the fair value of BankAtlantic Bancorp’s Class A common stock at the date of grant. Included in the above grants were options to acquire 5,000 shares of BankAtlantic Bancorp’s Class A common stock that were granted to affiliate employees. These options are valued at period end with the change in fair value recorded as an increase or reduction in compensation expense.
     During the three months ended March 31, 2006 and 2005, BankAtlantic Bancorp received net proceeds of $473,000 and $422,000, respectively, upon the exercise of stock options. During the quarter ended March 31, 2006 and 2005, BankAtlantic Bancorp accepted 316,076 shares of Class A common stock with a fair value of $4.3 million and 62,253 shares of BankAtlantic Bancorp lass A common stock with a fair value of $1.1 million, respectively, as consideration for the exercise price of stock options. Also during the quarter ended March 31, 2006 and 2005, BankAtlantic Bancorp accepted 194,872 shares of its Class A common stock with a fair value of $2.7 million and 196,962 shares of BankAtlantic Bancorp’s Class A common stock with a fair value of $3.5 million, respectively, for payment of optionees’ minimum statutory withholding taxes related to option exercises.
     The following table summarizes information about fixed stock options outstanding at March 31, 2006:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 03/31/06	Contractual Life	Price	at 03/31/06	Price
A	$1.92 to $3.83	670,026	4.2 years	$3.00	670,026	$3.00
A	$3.84 to $6.70	741,296	2.2 years	4.83	739,794	4.83
A	$6.71 to $9.36	1,755,005	6.5 years	7.98	65,310	8.01
A	$9.37 to $18.19	114,952	7.7 years	12.68	37,452	10.27
A	$18.20 to $19.02	1,502,771	8.7 years	18.62	59,371	18.48

		4,784,050	6.3 years	$10.25	1,571,953	$4.83

The following table summarizes information about fixed stock options outstanding at March 31, 2005:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 03/31/05	Contractual Life	Price	at 03/31/05	Price
A	$1.92 to $3.83	1,520,499	4.2 years	$3.19	485,478	$3.71
A	$3.84 to $6.70	1,276,928	3.1 years	4.96	1,275,426	4.96
A	$6.71 to $9.36	1,841,210	7.2 years	7.98	65,310	8.01
A	$9.37 to $18.19	30,044	3.0 years	9.36	30,044	9.36
A	$18.20 to $19.02	770,100	8.7 years	18.20	35,000	18.20

		5,438,781	5.6 years	$7.39	1,891,258	$5.06

Ryan Beck Stock Option Plan:
The following is a summary of Ryan Beck’s common stock option activity:

Ryan Beck
Outstanding
Options
Outstanding at December 31, 2004	2,245,500
Exercised	—
Forfeited	(7,000)
Issued	22,000

Outstanding at March 31, 2005	2,260,000

Outstanding at December 31, 2005	2,069,000
Exercised	—
Forfeited	(22,500)
Issued	377,500
Outstanding at March 31, 2006	2,424,000

Available for grant at March 31, 2006	13,500

     Options forfeited during the three months ended March 31, 2006 and 2005 had a weighted average exercise price of $5.26.

     The table below presents the weighted average assumptions used to value Ryan Beck options granted during the three months ended March 31, 2006 and 2005.

	For the Three Months
	Ended March 31,
	2006	2005
Stock Price	$8.74	$5.46
Exercise Price	$8.74	$5.46
Interest Rate	4.55%	4.39%
Dividend Rate	0.82%	0.83%
Volatility	18.36%	21.97%
Option Life (years)	7.00	6.00
Option Value	$2.32	$1.57
Annual Forfeiture Rate	9.32%	—%
     All options granted during 2006 vest in four years and expire ten years from the date of grant. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $11.9 million and $7.6 million, respectively.
     The following table summarizes information about fixed stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 03/31/06	Contractual Life	Price	at 03/31/06	Price
$1.60 to $1.68	1,320,000	6.1 years	$1.62	1,065,000	$1.60
$5.26 to $5.46	726,500	7.9 years	5.27	—	—
$5.50 to $8.74	377,500	9.8 years	8.74	—	—

	2,424,000	7.2 years	$3.82	1,065,000	$1.60

     The following table summarizes information about fixed stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 03/31/05	Contractual Life	Price	at 03/31/05	Price
$1.60 to $1.68	1,365,000	6.9 years	$1.62	1,065,000	$1.60
$1.70 to $3.50	75,000	8.5 years	3.36	—	—
$5.26 to $5.46	820,000	8.4 years	5.27	—	—

	2,260,000	7.5 years	$3.00	1,065,000	$1.60

     During the three months ended March 31, 2005, Ryan Beck repurchased 90,000 shares of Ryan Beck common stock issued in June 2004 upon exercise of Ryan Beck stock options at $5.46 per share, the fair value of Ryan Beck common stock at the repurchase date.

Levitt
     On May 11, 2004, Levitt’s Shareholders approved the 2003 Levitt Corporation Stock Incentive Levitt Plan (“Levitt Plan”). Under the Levitt Plan, the maximum number of shares with respect to which stock option and restricted stock awards may be granted is 1,500,000. The maximum term of options granted under the Levitt Plan is 10 years. The vesting period is established by the compensation committee in connection with each grant and is generally five years utilizing cliff vesting. Option awards issued to date become exercisable based solely on fulfilling a service condition.
     Levitt adopted SFAS 123R using the modified prospective method effective January 1, 2006, which requires Levitt to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of SFAS 123R. Levitt’s proforma effect for the 2005 prior period is as follows and has been disclosed to be consistent with prior accounting rules (in thousands, except per share data):

March 31,
2005
Pro forma net income
Net income, as reported	$29,818
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(223)

Pro forma net income	$29,595

Basic earnings per share:
As reported	$1.50
Pro forma	$1.49

Diluted earnings per share:
As reported	$1.49
Pro forma	$1.49

     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on the assumptions included in the table below. The fair value of Levitt ‘s stock option awards, which are primarily subject to cliff vesting, is expensed over the vesting life of the stock options under the straight-line method. Expected volatility is based on the historical volatility of Levitt ‘s stock. Due to the short period of time Levitt has been publicly traded, the historical volatilities of similar publicly traded entities are reviewed to validate Levitt ‘s expected volatility assumption. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of US Treasury bonds on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The expected life of stock option awards granted is based upon the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107. Due to the short history of stock option activity, forfeiture rates are estimated based on historical employee turnover rates. During the three months ended March 31, 2006 and 2005, no stock option awards were granted by Levitt. The fair value of each option granted was estimated using the following assumptions for all grants since January 1, 2004.

Expected volatility	37.99% - 50.35%
Weighted-average volatility	44.64%
Expected dividend yield	0.00% - 0.33%
Weighted-average dividend yield	0.13%
Risk-free interest rate	4.02% - 4.40%
Weighted-average risk-free rate	4.30%
Expected life	7.5 years
Forfeiture rate — executives	5.0%
Forfeiture rate — non-executives	10.0%
     Levitt’s non-cash stock compensation expense for the three months ended March 31, 2006 related to unvested stock options amounted to $651,000 with an income tax benefit of $175,000. Levitt’s impact of adopting SFAS 123R on basic and diluted loss per share for the three months ended March 31, 2006 was $.02 per share. At March 31, 2006, Levitt had $9.1 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 3.7 years.

     Stock option activity under the Levitt Plan for the three months ended March 31, 2006 is as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$1,189
Granted	—	—		—
Exercised	—	—		—
Forfeited	39,500	$25.31		6

Options outstanding at March 31, 2006	1,265,676	$25.60	8.48 years	$1,183

Vested and expected to vest in the future at March 31, 2006	943,759	$25.60	8.48 years	$882

Options exercisable at March 31, 2006	55,176	$22.33	8.04 years	$85

Stock available for equity compensation grants at March 31, 2006	227,437
     A summary of Levitt’s non-vested shares activity for the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic Value
	Shares	Fair Value	Term	(in thousands)
Non-vested at December 31, 2005	1,250,000	$13.44		$1,104
Grants	—	—		—
Vested	—	—		—
Forfeited	39,500	$12.23		6

Non-vested at March 31, 2006	1,210,500	$13.48	$8.50	$1,098

     Levitt also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2005, Levitt granted 6,887 restricted shares of Class A common stock to non-employee directors under the Levitt Corporation 2004 Stock Incentive Levitt Plan. The restricted stock vests monthly over a 12 month period and 1,722 shares of restricted stock under these grants remained unvested at March 31, 2006. Levitt’s non-cash stock compensation expense for three months ended March 31, 2006 and 2005 related to restricted stock awards amounted to $55,000 and $0, respectively.
     Levitt’s total non- cash stock compensation expense for the three months ended March 31, 2006 and 2005 amounted to $706,000 with no expense recognized in 2005, and is included in selling, general and administrative expenses in the consolidated statements of operations.

4. Discontinued Operations
In November 2004, a tenant occupying 21% of the square footage of the BMOC shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Because of the negative cash flow, the mortgage was not paid in accordance with its terms; rather, cash flow to the extent available from the shopping center was paid to the lender. The noteholder on September 14, 2005 filed a Notice of Hearing Prior to Foreclosure of Deed of Trust which among other things indicated that the shopping center was scheduled to be sold on November 29, 2005. On December 19, 2005, the shopping center was transferred to the lender in full settlement of the note of $8.2 million. The financial results of BMOC are reported as discontinued operations. There was no activity related to discontinued operations for the three months ended March 31, 2006.
     BMOC’s components of earnings (loss) from discontinued operations for the three months ended March 31, 2005 is as follows (in thousands):

BFC Activities — Revenues
Other income	$13
BFC Activities — Expenses
Interest expense	189

Loss from discontinued operations	(176)
Benefit for income taxes	(68)

Loss from discontinued operations, net of tax	$(108)

5. Securities Owned
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
     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
States and municipal obligations	$49,019	$76,568
Corporate debt	6,075	3,410
Obligations of U.S. Government agencies	59,139	45,827
Equity securities	26,846	23,645
Mutual funds and other	22,629	28,359
Certificates of deposit	5,862	2,483

	$169,570	$180,292

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under agreements with its clearing broker. Securities owned are pledged as collateral for clearing broker borrowings. As of March 31, 2006 balances due from the clearing broker were $2.7 million. As of March 31, 2006 and December 31, 2005, balances due to the clearing broker were $32.2 million and $24.5 million, respectively.

     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Equity securities	$8,917	$3,780
Corporate debt	1,248	1,332
State and municipal obligations	227	41
Obligations of U.S. Government agencies	30,827	29,653
Certificates of deposits	609	371

	$41,828	$35,177

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.
     During the year ended December 31, 2005, Ryan Beck organized a Delaware limited partnership to operate as a hedge fund that primarily trades equity securities. The Partnership is consolidated into the General Partner, a wholly owned subsidiary of Ryan Beck, which controls the Partnership. Included in securities owned and securities sold but not yet purchased was $4.9 million and $1.1 million, respectively, associated with the Partnership at March 31, 2006 compared to $3.4 million and $1.3 million, respectively, at December 31, 2005.
6. Loans Receivable
     The loan portfolio consisted of the following components (in thousands):

	March 31,	December 31,
	2006	2005
Real estate loans:
Residential	$2,058,607	$2,043,055
Construction and development	1,076,049	1,339,576
Commercial	1,089,362	1,066,598
Small business	164,307	151,924
Other loans:
Home equity	511,715	513,813
Commercial business	128,279	89,752
Small business — non-mortgage	83,956	83,429
Consumer loans	14,359	21,469
Deposit overdrafts	5,406	5,694
Residential loans held for sale	6,810	2,538
Other loans	1,500	2,071
Discontinued loan products (1)	729	1,207

Total gross loans	5,141,079	5,321,126

Adjustments:
Undisbursed portion of loans in process	(568,056)	(649,296)
Premiums related to purchased loans	4,556	5,566
Deferred fees	(3,302)	(3,231)
Deferred profit on commercial real estate loans	(223)	(231)
Allowance for loan and lease losses	(42,506)	(41,830)

Loans receivable — net	$4,531,548	$4,632,104

(1)	Discontinued loan products consist of lease financings and indirect consumer loans. These loan products were discontinued during prior periods.

     BankAtlantic Bancorp’s loans to Levitt had an outstanding balance of $0 and $223,000, at March 31, 2006 and December 31, 2005, respectively. Included in interest income in the Company’s statement of operations for the three months ended March 31, 2006 and 2005 was $0 and $613,000, respectively, of interest income related to loans to Levitt. These inter-company loans and related interest were eliminated in consolidation.
7. Defined Benefit Pension Plan
     At December 31, 1998, BankAtlantic froze its defined benefit pension plan (“the BankAtlantic Plan”). All participants in the BankAtlantic Plan ceased accruing service benefits beyond that date. BankAtlantic is subject to future pension expense or income based on future actual plan returns and actuarial values of the BankAtlantic Plan obligations to employees. Under the BankAtlantic Plan, net periodic pension expense incurred includes the following components (in thousands):

	For the Three Months
	Ended March 31,
	2006	2005
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	407	376
Expected return on plan assets	(547)	(500)
Amortization of unrecognized net gains and losses	237	181

Net periodic pension expense	$97	$57

     BankAtlantic did not contribute to the BankAtlantic Plan during the three months ended March 31, 2006 and 2005. BankAtlantic is not required to contribute to the BankAtlantic Plan for the year ending December 31, 2006.
8. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Land and land development costs	$539,604	$467,747
Construction costs	128,449	120,830
Capitalized costs	53,105	43,860
Other	118	160

	$721,276	$632,597

     Real estate held for development and sale consisted of the combined real estate assets of Levitt and its subsidiaries as well as real assets of a 50% owned real estate joint venture that was acquired by BankAtlantic in connection with the acquisition in 2002 of a financial institution.

9. Investments in Unconsolidated Affiliates
     The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	March 31,	December 31,
	2006	2005
Investment in Bluegreen	$95,948	$95,828
Investment in real estate joint ventures	4,544	4,749
Investment in statutory business trusts	9,547	9,547

	$110,039	$110,124

     The Consolidated Statements of Operations include the following amounts for investments in unconsolidated affiliates (in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
Equity in (loss) earnings of Bluegreen	$(49)	$2,138
Equity in earnings of joint ventures	670	90
Equity in earnings of statutory trusts	150	131

Equity in earnings from unconsolidated affiliates	$771	$2,359

     During 2005, BankAtlantic Bancorp invested in a rental real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. BankAtlantic Bancorp receives an 8% preferred return on its investment and 35% of any profits after return of BankAtlantic Bancorp’s investment and the preferred return. In January 2006, a gain of approximately $600,000 was recognized and BankAtlantic Bancorp received a capital distribution of its $4.5 million investment in the joint venture as the underlying rental property in the joint venture was sold.
     In March 2006, BankAtlantic Bancorp invested $4.1 million in another rental real estate joint venture. The business purpose of this joint venture is to manage certain rental property with the intent to sell the property in the foreseeable future. BankAtlantic Bancorp receives an 8% preferred return on its investment and 50% of any profits after return of BankAtlantic Bancorp’s investment and the preferred return.

     Levitt’s investment in Bluegreen is accounted for under the equity method. At March 31, 2006, Levitt owned approximately 9.5 million shares, or approximately 31%, of Bluegreen’s outstanding common stock.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
Total assets	$733,391	$694,243

Total liabilities	$409,509	$371,069
Minority interest	9,366	9,508
Total shareholders’ equity	314,516	313,666

Total liabilities and shareholders’ equity	$733,391	$694,243

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2006	2005
		(Restated)
Revenues and other income	$148,379	$134,651
Cost and other expenses	140,802	123,472

Income before minority interest and provision for income taxes	7,577	11,179
Minority interest	1,022	773

Income before provision for income taxes	6,555	10,406
Provision for income taxes	2,524	4,006

Income before cumulative effect of change in accounting principle	4,031	6,400
Cumulative effect of change in accounting principle, net of tax	(4,494)	—

Net (loss) income	$(463)	$6,400

     Effective January 1, 2006, Bluegreen adopted Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”) which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the three months ended March 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by Levitt by approximately $1.4 million for the same period.
10. Advances from the Federal Home Loan Bank
     During the three months ended March 31, 2006, BankAtlantic prepaid $50.5 million of fixed rate Federal Home Loan Bank (“FHLB”) advances. Of this amount, $25.5 million had an average interest rate of 5.67% and was scheduled to mature in 2008, and the remaining $25 million had an average interest rate of 4.50% and was scheduled to mature in 2011. BankAtlantic incurred a prepayment penalty of $423,000 upon the repayment of the $25.5 million 5.67% advance and recorded a gain of $436,000 upon the repayment of the $25 million 4.50% advance. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the effects of an asset sensitive portfolio on the net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     Of the remaining FHLB advances outstanding at March 31, 2006, $481 million maturities between 2008 and 2011 and have a fixed weighted average interest rate of 5.39%, $505 million are LIBOR-based floating rate advances that mature in 2006 and have a weighted average interest rate of 4.81% and $100 million are callable adjustable rate advances that bear interest at a LIBOR-based floating rate which adjusts quarterly, have a maturity between 2009 and 2012 and currently have a weighted average interest rate of 4.34%.
11. Other Debt
     On January 5, 2006, Levitt and Sons entered into a revolving credit facility with a third party for borrowings of up to $100 million, subject to borrowing base limitations based on the value and type of collateral provided. Levitt and Sons may borrow under the facility for the acquisition or refinancing of real property, development on the property and the construction of residential dwellings thereon. The facility also permits the issuance of letters of credit in an amount up to $20 million. Advances under the facility bear interest, at Levitt and Sons’ option, at either (i) prime rate less 50 basis points or (ii) 30 day LIBOR rate plus a spread of between 200 and 240 basis points depending on certain financial ratios. The March 31, 2006 interest rate was 6.66%. Accrued interest is due and payable monthly and all outstanding principal shall be due and payable on January 5, 2009; provided, however, if certain conditions are satisfied, the lender may, in its sole discretion, extend the initial term for an additional twelve month period. At March 31, 2006, $51.0 million was outstanding under the facility.
     On April 24, 2006, Levitt and Sons entered into an amendment to one of its existing credit facilities with a third party lender. The amendment increased the amount available for borrowing under this existing facility from $75 million to $125 million and amended certain of the initial credit agreement’s definitions. All other material terms of this existing facility remained unchanged.
12. Noncontrolling Interest
     The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2006	2005
BankAtlantic Bancorp	$409,596	$404,118
Levitt	291,469	291,675
Joint Venture Partnerships	722	729

	$701,787	$696,522

13. BankAtlantic Branch Sale
     In January 2005, BankAtlantic sold a branch that was acquired in March 2002 in connection with the acquisition of a financial institution.

     The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the branch sale (in thousands).

Amount
Assets sold:
Loans	$2,235
Property and equipment	733
Liabilities transferred:
Deposits	(17,716)
Accrued interest payable	(27)

Net assets sold	(14,775)
Write-off of core deposit intangible assets	248
Gain on sale of branch (1)	935

Net cash outflows from sale of branch	$(13,592)

(1)	The gain on sale of the branch is included in Financial Services — other income in the Company’s Consolidated Statements of Operations.
14. Interest Expense
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

	Three Months Ended
	March 31,
	2006	2005
Interest expense	$47,342	$35,367
Interest capitalized	(8,509)	(3,946)

Interest expense, net	$38,833	$31,421

15. Commitments, Contingencies and Financial Instruments with off-Balance Sheet Risk
     Commitments and financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2006	2005
BFC Activities
Guaranty agreements	$29,600	$21,660
Financial Services
Commitments to sell fixed rate residential loans	25,685	13,634
Commitments to sell variable rate residential loans	2,147	4,438
Commitments to purchase fixed rate residential loans	2,480	—
Commitments to purchase variable rate residential loans	26,540	6,689
Commitments to originate loans held for sale	33,093	16,220
Commitments to originate loans held to maturity	435,973	311,081
Commitments to extend credit, including the undisbursed portion of loans in process	1,075,854	1,151,054
Commitments to purchase branch facilities land	5,225	5,334
Standby letters of credit	68,155	67,868
Commercial lines of credit	125,195	119,639
Homebuilding & Real Estate Development
Levitt’s commitments to purchase properties for development	163,100	186,200
BFC Activities
     BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. CCC, a wholly owned subsidiary of BFC, has a one percent general partner interest in a limited partnership that has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC guarantees certain amounts on two nonrecourse loans. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.6 million, the full amount of the indebtedness. Based on the assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements. As general partner of the limited partnership and managing member of the limited liability companies, CCC does not control or have the ability to make major decisions without the consent of all partners.
     In March 2006, BFC invested $1.0 million in a real estate limited partnership which represents an 8% limited partnership interest in the Partnership. A subsidiary of CCC also has a 10% interest in the limited partnership as a non-managing general partner. The Partnership owns an office building located in Boca Raton, Florida and in connection with the purchase, CCC guaranteed a portion of the nonrecourse loan on the property. CCC’s maximum exposure under the guaranty agreement is $8.0 million representing approximately one-third of the current indebtedness of the commercial property. Based on the limited partnership assets securing the indebtedness, it is reasonably likely that no payment will be required under the guaranty. The Company’s $1.0 million investment is included in other assets in the Company’s Consolidated Statements of Financial Condition.
     Other than these guarantees, the remaining instruments indicated in the table are direct commitments of BankAtlantic Bancorp or Levitt and their subsidiaries.
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $48.5 million at March 31, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $19.6 million at March 31, 2006. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2006 and December 31, 2005 was $219,000 and $183,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Homebuilding & Real Estate Development
     At March 31, 2006, Levitt had approximately $163.1 million of commitments to purchase properties for development. Approximately $87.1 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions. The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the completion of due diligence.

	Purchase		Expected
	Price	Units	Closing
Homebuilding Division	$159.6 million	4,192 units	2006-2007
Other Operations	3.5 million	90 units	2006
     At March 31, 2006, cash deposits of approximately $3.0 million secured Levitt’s commitments under these contracts.
     At March 31, 2006, Levitt had outstanding surety bonds and letters of credit of approximately $122.8 million related primarily to its obligations to various governmental entities to construct improvements in Levitt’s various communities. Levitt estimates that approximately $92.9 million of work remains to complete these improvements. Levitt does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     A subsidiary of Levitt owns a 20% partnership interest in Altman Longleaf, LLC (“Altman Longleaf”), which owns a 20% interest in a joint venture known as The Preserve at Longleaf Apartments, LLLP. Levitt entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Levitt’s liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds Levitt’s original capital and other contributions. Levitt’s potential obligation of indemnity as of March 31, 2006 is approximately $664,000. Based on the joint venture assets that secure the indebtedness, Levitt does not believe it is likely that any payment will be required under the indemnity agreement.
     In connection with the development of certain of Levitt’s communities, Levitt established community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If Levitt were not able to establish community development districts, Levitt would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that Levitt owns property within a district when assessments are levied, Levitt will be obligated to pay the assessments when they are due. As of March 31, 2006, development districts in Tradition, Florida had $62.8 million of community development district bonds outstanding and Levitt owned approximately 45% of the property in those districts. During the three months ended March 31, 2006, Levitt recorded approximately $856,000 in assessments on property Levitt owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.

16. Certain Relationships and Related Party Transactions
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
     The following table sets forth for the Company, BankAtlantic Bancorp, Levitt and Bluegreen related party transactions at March 31, 2006 and December 31, 2005 and for the quarter ended March 31, 2006 and 2005. Such amounts were eliminated in the Company’s consolidated financial statements and may not be representative of the amounts that would be paid or received in an arms-length transaction.

				BankAtlantic
(In thousands)			BFC	Bancorp	Levitt	Bluegreen
For the three months ended March 31, 2006
Shared service income (expense)	(a	)	$506	$(140)	$(302)	$(64)
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$10	$(152)	$142	$—
For the three months ended March 31, 2005
Shared service income (expense)	(b	)	$(80)	$80	$(148)	$148
Interest income (expense) from notes receivable/payable			$—	$613	$(613)	$—
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$7	$(149)	$142	$—

At March 31, 2006
Cash and cash equivalents and (securities sold under agreement to repurchase)			$1,916	$(18,955)	$17,039	$—
At December 31, 2005
Cash and cash equivalents and (securities sold under agreements to repurchase)			$1,115	$(6,238)	$5,123	$—
Notes receivable (payable)			$—	$223	$(223)	$—

(a)	Effective January 1, 2006, BFC maintained service arrangements with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. This arrangement provided that certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations and such costs are allocated based upon the usage by the respective entities. Also as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities overhead relating to the Company and its shared service operations.

(b)	In 2005, BankAtlantic Bancorp maintained service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provided human resources, risk management, project planning, system support and investor and public relations services. For such services BankAtlantic Bancorp was compensated on a costs plus 5% basis. Additionally, BankAtlantic Bancorp provided office space to Levitt and BFC on a month-to-month basis and received reimbursements for overhead.
     Pursuant to BankAtlantic Bancorp’s stock options plans, stock options are not cancelled when former employees are employed by an affiliate of BankAtlantic Bancorp. As a consequence, as of March 31, 2006, options to acquire 128,621 shares of BankAtlantic Bancorp’s Class A common stock granted to affiliate employees were outstanding with a weighted average exercise prices of $12.62. Of these outstanding options 117,584 options with a weighted average exercise price of $13.48 were unvested resulting in BankAtlantic Bancorp recording $33,000 of compensation expense associated with these unvested options during the three months ended March 31, 2006. Additionally, in prior periods, BankAtlantic Bancorp issued options to acquire shares of BankAtlantic Bancorp’s Class A stock to employees of affiliated companies. As of March 31, 2006, 216,379 options to acquire shares of BankAtlantic Bancorp’s Class A common stock granted to these affiliate employees were outstanding with weighted average prices of $7.34. Of these outstanding options, 140,621 options with a weighted average exercise price of $4.03 were unvested resulting in BankAtlantic Bancorp recording $30,000 of compensation expense associated with these unvested options during the three months ended March 31, 2006.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of BankAtlantic Bancorp, is of counsel. Fees aggregating approximately $118,000 were paid by BankAtlantic Bancorp to Ruden, McClosky during the quarter ended March 31, 2006. In addition, fees aggregating $505,000 were paid to Ruden, McClosky by Levitt in 2006. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.
     Since 2002, Levitt has utilized certain services of Conrad & Scherer, a law firm in which William R. Scherer, a member of the Levitt’s Board of Directors, is a member. Levitt paid fees to this firm aggregating $470,000 and $26,000 during the quarter ended March 31, 2006 and 2005, respectively.
     At March 31, 2006, Mr. Abdo had an outstanding balance of $1.5 million in connection with funds borrowed in July 2002 on a recourse basis. The Abdo borrowing requires monthly interest payments at the prime rate plus 1%, is due on demand and is secured by 2,127,470 shares of Class A Stock and 370,750 shares of Class B Stock.
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
     Included in BFC’s other assets at March 31, 2006 and December 31, 2005, was approximately $131,000, due from affiliates.
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
17. (Loss) Earnings Per Share
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

     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the three months ended March 31, 2006 and 2005 (in thousands, except per share data).

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2006	2005
Basic (loss) earnings per share
Numerator:
(Loss) income from continuing operations	$(265)	$4,508
Less: Preferred stock dividends	188	188

(Loss) income from continuing operations available to common shareholders	(453)	4,320
Loss from discontinued operations, net of taxes	—	(108)

Net (loss) income available to common shareholders	$(453)	$4,212

Denominator:
Weighted average number of common shares outstanding	35,085	28,143
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	32,692	25,750

Basic (loss) earnings per share:
(Loss) earnings per share from continuing operations	(0.01)	0.16
(Loss) earnings per share from discontinued operations	—	—

Basic (loss) earnings per share	(0.01)	0.16

Diluted (loss) earnings per share
Numerator
Net (loss) income available to common shareholders	$(453)	$4,212
Effect of securities issuable by subsidiaries	(29)	(174)

Net (loss) income available after assumed dilution	$(481)	$4,038

Denominator
Basic weighted average number of common shares outstanding	32,692	25,750
Common stock equivalents resulting from stock-based compensation	—	2,586

Diluted weighted average shares outstanding	32,692	28,336

Diluted (loss) earnings per share:
(Loss) earnings per share from continuing operations	(0.01)	0.14
(Loss) earnings per share from discontinued operations	—	—

Diluted (loss) earnings per share	(0.01)	0.14

18. Parent Company Financial Information
     The accounting policies of BFC’s Parent Company are generally the same as those described in the summary of significant accounting policies appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s investments in venture partnerships, BankAtlantic Bancorp, Levitt Corporation and wholly-owned subsidiaries in the Parent Company’s financial statements are presented under the equity method of accounting.
BFC Financial Corporation
Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	March 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$19,464	$26,683
Investment securities	2,434	2,034
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	941	950
Investment in BankAtlantic Bancorp, Inc.	112,174	112,218
Investment in Levitt Corporation	58,070	58,111
Investment in and advances to wholly owned subsidiaries	1,612	1,631
Loans receivable	1,500	2,071
Other assets	2,821	960

Total assets	$219,016	$224,658

Liabilities and Shareholders’ Equity

Advances from wholly owned subsidiaries	$544	$462
Other liabilities	6,615	7,417
Deferred income taxes	33,455	33,699

Total liabilities	40,614	41,578

Total shareholders’ equity	178,402	183,080

Total liabilities and shareholders’ equity	$219,016	$224,658

BFC Financial Corporation
Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2006	2005
Revenues	$573	$300
Expenses	2,220	2,165

Loss before undistributed earnings from subsidiaries	(1,647)	(1,865)
Equity in earnings of BankAtlantic Bancorp	1,459	4,368
Equity in (loss) earnings of Levitt	(109)	4,955
Equity in loss of other subsidiaries	(32)	(139)

(Loss) income before income taxes	(329)	7,319
(Benefit) provision for income taxes	(64)	2,811

(Loss) income from continuing operations	(265)	4,508
Discontinued operations, net of tax	—	(108)

Net (loss) income	(265)	4,400
5% Preferred Stock dividends	188	188

Net (loss) income available to common shareholders	$(453)	$4,212

BFC Financial Corporation
Parent Company Condensed Statements of Cash Flow — Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2006	2005
Operating Activities:
Net cash used in operating activities	(2,444)	(178)

Investing Activities:
Dividends from subsidiaries	568	528
Investment in real estate limited partnership	(1,000)	—

Net cash (used in) provided by investing activities	(432)	528

Financing Activities:
Repayment of borrowing	—	(1,000)
Proceeds from the issuance of common stock upon exercise of stock options	—	11
Payment of the minimum withholding tax upon the exercise of stock options	(4,155)	—
5% Preferred Stock dividends paid	(188)	(188)

Net cash used in financing activities	(4,343)	(1,177)

Decrease in cash and cash equivalents	(7,219)	(827)
Cash at beginning of period	26,683	1,520

Cash at end of period	$19,464	$693

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$—	$92
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(454)	(419)
(Decrease) increase in accumulated other comprehensive income, Net of taxes	167	(705)
Decrease in shareholders’ equity for the tax effect related to the exercise of employee stock options	—	(262)
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	4,155	—

19. Benihana Convertible Preferred Stock Investment
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock if converted would represent approximately 23% of Benihana voting and 10% of Benihana economic interest. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.
20. New Accounting Pronouncements
     In March 2006 the FASB issued SFAS No. 156, (“Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140”). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company currently does not own servicing financial assets and management believes that the adoption of this Statement will not have an impact on the Company’s financial statements.
     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Effective January 1, 2006, Bluegreen adopted SOP 04-02 which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the three months ended March 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by Levitt by approximately $1.4 million for the same period.
     In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective for the Company’s fiscal year ending December 31, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. No tax benefit is reflected in the Company’s provision for the quarter ended March 31, 2006 because of no taxable income. The Company continues to assess the potential impact of this new deduction for the year ending December 31, 2006.
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
23. Subsequent Events
     In April 2006, BankAtlantic entered into a deferred prosecution agreement with the Department of Justice relating to deficiencies identified in BankAtlantic’s Bank Secrecy Act and anti-money laundering compliance programs, and at the same time entered into a cease and desist order with the Office of Thrift Supervision, and a consent with FinCEN relating to these compliance deficiencies.
     Under the agreement with the Department of Justice, BankAtlantic made a payment of $10 million to the United States. The Office of Thrift Supervision and FinCEN have each independently assessed a civil money penalty of $10 million. Under the OTS order and the FinCEN consent, the OTS and FinCEN assessment was satisfied by the $10 million payment pursuant to the agreement with the Department of Justice. As previously disclosed, BankAtlantic established a $10 million reserve during the fourth quarter of 2005 with respect to these matters and the payment has no impact on 2006 financial results.
     Provided that BankAtlantic complies with its obligations under the deferred prosecution agreement for a period of 12 months, the Department of Justice has agreed to take no further action in connection with this matter. BankAtlantic has been advised that the cease and desist order issued by the Office of Thrift Supervision and the FinCEN consent will have no effect on BankAtlantic’s ongoing operations and growth, provided that BankAtlantic remains in full compliance with the terms of the orders.
     In April 2006, BankAtlantic Bancorp announced that it was seeking to monetize a portion of its investment in Ryan Beck through a financial transaction which may include a public offering of Ryan Beck stock.
     In May 2006, BankAtlantic Bancorp’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A Common Stock. No termination date was set for the buyback program. Shares may be purchased on the open market, or through private transactions. The shares purchased in this program will be retired.

BFC Financial Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Overview
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2006 and 2005, respectively.
     We are a diversified holding company whose principal holdings consist of direct controlling interests in BankAtlantic Bancorp, our financial services business subsidiary, and Levitt, our homebuilding and real estate development subsidiary. As a consequence of our direct controlling interests, we have indirect controlling interests through BankAtlantic Bancorp in BankAtlantic and Ryan Beck and through Levitt in Levitt and Sons and Core Communities. We also hold a direct non-controlling minority investment in Benihana and through Levitt, an indirect minority interest in Bluegreen. As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision. Our primary activities presently relate to managing our current investments and identifying and potentially making new investments.
     As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both BankAtlantic Bancorp and Levitt. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s consolidated financial statements. Except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 21.5% and 16.6%, respectively, which results in BFC recognizing only 21.5% and 16.6% of BankAtlantic Bancorp’s and Levitt’s income, respectively. The portion of income in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements to calculate the income of BFC. Additionally, the Company owns equity securities in the technology sector owned by partnerships included in our consolidated financial statements based on our general partner interest in those partnerships.
     As of March 31, 2006, we had total consolidated assets of approximately $7.3 billion, including the assets of our consolidated subsidiaries, noncontrolling interest of $701.8 million and shareholders’ equity of approximately $178.4 million.

     BFC’s ownership in BankAtlantic Bancorp and Levitt as of March 31, 2006 was as follows:

		Percent of	Percent
	Shares	Economic	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.73%	7.81%
Class B Common Stock	4,876,124	100.00%	47.00%

Total	13,205,360	21.50%	54.81%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%

Total	3,293,274	16.62%	52.91%

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
     With respect to BankAtlantic Bancorp, and BankAtlantic the risks and uncertainties that may affect BFC are:
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
     Further, this document contains forward-looking statements with respect to Ryan Beck & Co., a BankAtlantic Bancorp subsidiary, which are subject to a number of risks and uncertainties including, but not limited to the risks and uncertainties associated with:
•	its growth and investment in new products will not prove profitable,

•	its operations, products and services, changes in economic or regulatory policies,

•	its ability to recruit and retain financial consultants,

•	the volatility of the stock market and fixed income markets and its effects on the volume of its business and the value of its securities positions and portfolio, as well as its revenue mix, and the success of new lines of business; and

•	additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control.
     Moreover, this document also contains forward-looking statements with respect to the pursuit of financial alternatives regarding BankAtlantic Bancorp’s investment in Ryan Beck., which are subject to a number of risks and uncertainties including but not limited to the fact that a financial transaction may not be consummated or may be consummated on terms different than those currently contemplated.
     With respect to Levitt Corporation (“Levitt”), the risks and uncertainties that may affect BFC are:
•	the impact of economic, competitive and other factors affecting Levitt and its operations, and the impact of hurricanes and tropical storms in the areas in which it operates;

•	the market for real estate generally and in the areas where Levitt has developments, including the impact of market conditions on the Levitt’s margins;

•	delays in opening planned new communities;

•	the availability and price of land suitable for development in our current markets and in markets where we intend to expand;

•	shortages and increased costs of construction materials and labor;

•	the effects of increases in interest rates;

•	our ability to successfully expand into new markets and the demand in those markets meeting Levitt’s expectations;

•	Levitt’s ability to realize the expected benefits of its expanded platform organizational, infrastructure and growth initiatives and strategic objectives;

•	Levitt’s ability to timely deliver homes from backlog, shorten delivery cycles and improve construction efficiency; and

•	Levitt’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this report and other reports filed by the Company, BankAtlantic Bancorp and Levitt Corporation with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not all inclusive.

Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate held for development, equity method investments and real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for contingencies and assumptions used in the valuation of share-based compensation. We have identified eight critical accounting policies which are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) real estate held for development and sale and equity method investments, (vi) accounting for business combinations, (vii) accounting for contingencies and (viii) accounting for share-based compensation. For a more detailed discussion of the first seven of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. A discussion of share-based compensation follows:
Share-Based Compensation
     The Company adopted SFAS 123R as of January 1, 2006 and elected the modified-prospective method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See note 3 “Share-based Compensation” for further information regarding the Company’s accounting policies for share-based compensation under FAS 123R.
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards on the date of grant using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alter the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expenses in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option awards. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of stock options. As a consequence, the Company’s estimates of the fair values of stock option awards on the grant dates may be materially different than the actual values realized on those option awards in the future. Employee stock options may expire worthless while the Company records compensation expense in its financial statements. Also, amounts may be realized from exercises of stock options that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements.

Consolidated Financial Summary
The table below sets forth the Company’s primary business segments results of operations (in thousands):

	For the Three Months Ended
	March 31,
	2006	2005
BFC Activities	$(1,614)	$(4,822)
Financial Services	6,712	19,878
Homebuilding & Real Estate Development	(660)	29,818

	4,438	44,874
Noncontrolling interest	4,703	40,366

(Loss) income from continuing operations	(265)	4,508
Discontinued operations, less income taxes	—	(108)

Net (loss) income	(265)	4,400
5% Preferred Stock dividends	188	188

Net (loss) income available to common shareholders	$(453)	$4,212

     Net loss for the three months ended March 31, 2006 was $265,000 compared with income of $4.4 million for the same period in 2005. In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly owned subsidiary of BFC, transferred its shopping center to its lender in full settlement of the mortgage note collateralized by the center. The financial results of BMOC are reported as discontinued operations in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment of Disposal of Long-Lived Assets. There was no activity related to discontinued operations for the three months ended March 31, 2006 and in 2005 net income includes a $108,000 loss. Each of the segments Results of Operations are discussed below.
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
     The “BFC Activities” segment includes BFC’s loans receivable that relate to previously owned properties, its investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income from Cypress Creek Capital, Inc. (“CCC”), a wholly owned subsidiary of BFC, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations and such costs are allocated based upon the usage of the services by the respective entities. BFC Activities segment also includes BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. The “BFC Activities” segment will normally show a loss as dividends, interest and fees from our investments typically do not cover BFC’s stand-alone operating costs.
     The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months		Change
	Ended March 31,		2006 vs.
(In thousands)	2006	2005	2005
Revenues
Interest and dividend income	$570	$243	$327
Other income, net	1,004	142	862

	1,574	385	1,189

Cost and Expenses
Interest expense	12	120	(108)
Employee compensation and benefits	2,437	1,596	841
Other expenses	840	788	52

	3,289	2,504	785

Loss before income taxes	(1,715)	(2,119)	404
(Benefit) provision for income taxes	(101)	2,703	(2,804)
Noncontrolling interest	1	(6)	7

Loss from continuing operations	(1,615)	(4,816)	3,201
Discontinued operations, less income taxes	—	(108)	108

Net loss	$(1,615)	$(4,924)	$3,309

     The increase in interest and dividend income during the quarter ended March 31, 2006 as compared to 2005 was primarily due to interest income earned on higher cash balances as a consequence of our 2005 public offering and dividend income received on our Benihana convertible preferred stock investment which increased $10 million in June 2005.

BFC Activities (Continued)
     The increase in other income during the quarter ended March 31, 2006 as compared to the same quarter in 2005 was primarily due to revenue of $617,000 recognized from BFC’s shared services arrangement. BFC also recognized similar expenses related to providing such services. The balance of the increase in other income was primarily due to an increase in CCC advisory fees of $297,000.
     The decrease in interest expense during the quarter ended March 31, 2006 as compared to 2005 was primarily attributable to a $10 million repayment of our revolving line of credit in July 2005.
     The increase in employee compensation and benefits during the quarter ended March 31, 2006 compared to 2005 was due to an increase in the number of employees relating to the transfer of employees from BankAtlantic to BFC to staff shared service operations, increase in payroll taxes related to employer’s tax expense on the exercise of stock options and share-based compensation related to stock options and restricted stock of approximately $217,000. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods.
     BFC Activities segment includes our provision (benefit) for income taxes including the tax provision (benefit) relating to our earnings (loss) from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp and Levitt are included in our Financial Services and Homebuilding & Real Estate Development segments. Our equity earnings in BankAtlantic Bancorp for the three months ended March 31, 2006 and 2005 was approximately $1.5 million and $4.4 million, respectively. Our equity earnings (loss) in Levitt were approximately $(109,000) and $5.0 million for the three months ended March 31, 2006 and 2005, respectively.
Liquidity and Capital Resources of BFC
     The following represents cash flow information for the BFC Activities segment.

	For the Three Months Ended
	March 31,
	2006	2005
Net cash provided by (used in):
Operating activities	$(1,415)	$(556)
Investing activities	(432)	501
Financing activities	(4,347)	(1,202)

Decrease in cash and cash equivalents	(6,194)	(1,257)
Cash and cash equivalents at beginning of period	26,806	2,227

Cash and cash equivalents at end of period	$20,612	$970

     The primary sources of funds to the BFC Activities segment for the three months ended March 31, 2006 and 2005 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Dividends from BankAtlantic Bancorp and Levitt;

•	Dividends from Benihana;

•	Revenues from CCC advisory fees;

•	Revenues from shared services activities in 2006 and

•	Principal and interest payments on loans receivable.
     Funds were primarily utilized by BFC to:
•	Fund minimum withholding tax liability of approximately $4.2 million upon exercise of options. The Company retired shares of the Company’s common stock delivered by the option holders as consideration for the option holders’ minimum tax withholding;

•	Pay $1.0 million on the revolving line of credit during 2005 and payment of mortgage payables;

•	Fund a $1.0 million investment in a real estate limited partnership during 2006;

•	Fund BFC’s operating and general and administrative expenses; and

•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock.
     During 2005, the Company sold 5,957,555 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. Net proceeds from the sale totaled approximately $46.4 million, after underwriting discounts, commissions and offering expenses. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness and an additional $10.0 million was used to purchase Benihana convertible preferred stock. The balance of the proceeds have been or will be used to fund operations and growth and for general corporate purposes.
     BFC has a $14.0 million revolving line of credit with a July 2006 maturity that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. At March 31, 2006, no amounts were drawn under this revolving line of credit.
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
     The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At March 31, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.038 per share on its Class A and Class B Common Stock. During the three months ended March 31, 2006 the Company received approximately $502,000 in dividends from BankAtlantic Bancorp.
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

BFC Activities (Continued)
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. It is anticipated the Company will receive approximately $250,000 per quarter.
     In March 2006, BFC invested $1.0 million in a real estate limited partnership which represents an 8% limited partnership interest in the Partnership. A subsidiary of CCC also has a 10% interest in the limited partnership as a non-managing general partner. The Partnership owns an office building located in Boca Raton, Florida and in connection with the purchase CCC guaranteed a portion of the nonrecourse loan on the property. CCC’s maximum exposure under the guaranty agreement is $8.0 million, representing approximately one-third of the current indebtedness of the commercial property. The amount of the guarantee will decrease as mortgage, income and rental milestones are achieved. Based on the limited partnership assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreement.
     BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. CCC, a wholly owned subsidiary of BFC, has a one percent general partner interest in a limited partnership that has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC guarantees certain amounts on two nonrecourse loans. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.6 million, the full amount of the indebtedness. However, based on the assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements.
     On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive when, and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid quarterly dividends on the 5% Cumulative Convertible Preferred Stock of $187,500.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total consolidated assets at March 31, 2006 and December 31, 2005 were $7.3 billion and $7.4 billion, respectively. The material changes in the composition of total assets from December 31, 2005 to March 31, 2006 are summarized below:
•	A net decrease in cash and cash equivalents of $47.0 million resulted primarily from cash used in operations and in financing activities which included the repayments of borrowings. This decrease was partially offset with an increase in investing activities which included net repayments of loans receivable;

•	Higher federal funds sold resulting from discretionary short term investments at period end;

•	Decrease in securities owned associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during the period;

•	Lower investment securities balances associated with accelerated redemptions of tax certificates associated with appreciation of real estate;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending;

•	Net increase in inventory of real estate resulted primarily from land acquisitions by Levitt and increases in Levitt’s land development and construction costs;

•	Increase in accrued interest receivable resulting from higher earning asset rates during the period;

•	Decline in investment in unconsolidated affiliates at BankAtlantic Bancorp primarily due to a capital distribution from an investment in a rental real estate joint venture during 2005 partially offset by a $4.1 million investment in another rental real estate joint venture;

•	Increase in property and equipment associated with BankAtlantic’s branch expansion initiatives and an increase of $8.0 million associated with increased investment in an irrigation facility and commercial properties under construction in Tradition, and Levitt’s technology infrastructure development; and

•	Decrease in deferred tax liability primarily resulting from an increase in BankAtlantic Bancorp other comprehensive loss.
     The Company’s total liabilities at March 31, 2006 were $6.4 billion compared to $6.5 billion at December 31, 2005. The changes in components of total liabilities from December 31, 2005 to March 31, 2006 are summarized below:
•	Higher deposit account balances resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and totally free checking account initiatives;

•	Higher certificate of deposit balances associated with high yield certificate promotions at store grand openings;

•	Decrease in advance borrowings from the FHLB, securities sold under agreements to repurchase and federal funds purchased and other short term borrowings due to deposit growth and a decline in earning assets;

•	Decrease in secured borrowings associated with loan participations sold without recourse that are accounted for as borrowings due to loan repayments and a management decision to discontinue secured borrowing arrangements;

•	Increase in notes payable associated with BankAtlantic Bancorp revolving line of credit borrowings to invest in a rental real estate joint venture and borrowings at Levitt associated with 2006 land acquisitions;

•	Declines in securities sold but not yet purchased and an increase in due from clearing agent resulting from Ryan Beck’s trading activities; and

•	Declines in other liabilities associated with a reduction in accrued employee compensation and benefits reflecting the payout of 2005 annual bonuses during the first quarter of 2006 and a decrease in current income tax liability at Levitt.

Consolidated Financial Condition (Continued)
Noncontrolling Interest
     At March 31, 2006 and December 31, 2005, noncontrolling interest was approximately $701.8 million and $696.5 million, respectively. The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2006	2005
BankAtlantic Bancorp	$409,596	$404,118
Levitt	291,469	291,675
Joint Venture Partnerships	722	729

	$701,787	$696,522

     The increase in noncontrolling interest in BankAtlantic Bancorp was primarily attributable to BankAtlantic Bancorp’s $6.7 million in earnings, a $7.8 million increase in additional paid in capital relating to the issuance of BankAtlantic Bancorp common stock and associated tax benefits upon exercise of BankAtlantic Bancorp’s stock options, a $1.1 million increase in additional paid-in-capital associated with the expensing of share-based compensation. The above increases were partially offset by declaration of $2.3 million of BankAtlantic Bancorp dividends on common stock, a $791,000 change in accumulated other comprehensive loss, net of income tax benefits, and a $7.0 million reduction in additional paid in capital relating to the acceptance of BankAtlantic Bancorp’s Class A common stock as consideration for the payment of withholding taxes and exercise price which were due upon the exercise of BankAtlantic Bancorp stock options.
     The decrease in noncontrolling interest in Levitt was attributable to Levitt’s loss of $660,000, the payment of cash dividends of $398,000 on Levitt’s common stock, partially offset by a $706,000 increase in additional-paid in capital associated with the expensing of share-based compensation and a $164,000 increase in accumulated other comprehensive income, net of income tax.
Shareholders’ Equity
     Shareholders’ equity at March 31, 2006 and December 31, 2005 was $178.4 million and $183.1 million, respectively. The decrease in shareholders’ equity was primarily due to a $265,000 net loss, a $13.3 million reduction in additional paid in capital related to the acceptance of the Company’s Class A and Class B Common Stock as consideration for the payment of withholding taxes and the exercise price associated with the exercise of the Company’s Class B stock options, $454,000 reduction in additional paid in capital due to the net effect of subsidiaries’ capital transactions, net of income tax benefits, and $187,500 in cash dividends paid on the Company’s 5% Cumulative Convertible Preferred Stock. The above decreases were partially offset by a $9.1 million increase in additional paid in capital relating to the issuance of the Company’s common stock upon exercise of Company’s stock options, a $167,000 increase in accumulated other comprehensive income, net of income tax and a $217,000 increase in additional paid in capital associated with share-based compensation.

Financial Services
     Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2006 and 2005, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”) and Ryan Beck Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans of changes in the commercial real estate market in our trade area; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of low cost deposits or producing results which justify their costs; the impact of periodic testing of goodwill and other intangible assets for impairment. The results or performance derived or implied, directly or indirectly from the estimates and assumptions, are based on our beliefs and may not be accurate. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets, as well as its revenue mix, the success of new lines of business and growth; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. Moreover, this document also contains forward-looking statements with respect to the pursuit of a financial transaction regarding the Company’s investment in Ryan Beck, which are subject to a number of risks and uncertainties including but not limited to the fact that a financial transaction may not be consummated or may be consummated on terms different than those currently contemplated. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this report and reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding

Financial Services (Continued)
of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for contingencies, and assumptions used in the valuation of share-based compensation. The seven accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) accounting for contingencies; and (vii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Stock-Based Compensation
     The Company adopted SFAS 123R as of January 1, 2006 and elected the modified-prospective method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See note 2 “Stock Based Compensation” for further information regarding the Company’s accounting policies for stock based compensation under FAS 123R.
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards on the date of grant using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alter the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expense in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option awards. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of stock options. As a consequence, the Company’s estimates of the fair values of stock option awards on the grant dates may be materially different than the actual values realized on those option awards in the future. Employee stock options may expire worthless while the Company records compensation expense in its financial statements. Also, amounts may be realized from exercises of stock options that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements.

Financial Services (Continued)
Summary Consolidated Results of Operations by Segment

	For the Three Months Ended March 31,
(in thousands)	2006	2005	Change
BankAtlantic	$10,418	$20,861	$(10,443)
Ryan Beck	(1,565)	2,530	(4,095)
Parent Company	(2,141)	(3,513)	1,372

Net income	$6,712	$19,878	$(13,166)

For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     The decrease in BankAtlantic’s segment net income during the 2006 quarter compared to 2005 was primarily due to a substantial increase in non-interest expense to support our branch expansion strategy, maintain our current customer service levels and sustain our low cost deposit growth. Additionally, the 2005 quarter was favorably impacted by a $3.9 million recovery from loan losses that did not occur during the current quarter, and a $1.1 million loss from real estate operations during the current quarter compared to income of $2.2 million during the 2005 quarter. The above reductions in BankAtlantic’s segment net income were partially offset by higher non-interest income driven by transaction account fee income associated with low cost deposit growth. Also, BankAtlantic’s net interest income improved slightly from the prior quarter as a higher net interest margin associated with higher low cost deposits was only partially offset by a decline in earning assets.
     Ryan Beck’s segment net loss during the current quarter was primarily due to compensation costs and other direct expenses associated with the expansion of several of its units, principally the capital markets division, in late 2005. Expense growth was primarily attributable to compensation expense from new hires associated with expansion in the capital markets, investment banking, and private client groups. The generation of any revenues associated with the new hires lagged the increased compensation expense. Compensation and benefits, principally related to this growth, accounted for two thirds of the increase in operating expenses. In addition, information processing costs and business development costs increased 23% and 46%, respectively, during the 2006 quarter compared to the prior quarter. These increases were also the result of the increased headcount.
     The increase in Parent Company segment net income primarily resulted from securities activities gains. The Parent Company sold appreciated equity securities in managed funds in order to partially fund the interest expense on its junior subordinated debentures.

Financial Services (Continued)
BankAtlantic Results of Operations
Net interest income

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2006				March 31, 2005
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
( in thousands)
Loans:
Residential real estate	$2,043,309	$25,712		5.03%	$2,085,473	$25,509		4.89%
Commercial real estate	1,557,880	30,827		7.92	1,759,747	28,323		6.44
Loan participations sold	125,293	2,401		7.77	169,541	2,162		5.17
Consumer	539,937	9,477		7.02	487,746	6,776		5.56
Lease financing	467	15		12.85	6,242	151		9.68
Commercial business	102,066	2,246		8.80	94,283	1,640		6.96
Small business	241,103	4,708		7.81	195,733	3,491		7.13

Total loans	4,610,055	75,386		6.54	4,798,765	68,052		5.67
Investments — tax exempt	393,159	5,731	(1)	5.83	334,029	4,829	(1)	5.78
Investments — taxable	588,072	8,233		5.60	732,939	9,555		5.21

Total interest earning assets	5,591,286	89,350		6.39%	5,865,733	82,436		5.62%

Goodwill and core deposit intangibles	78,693				80,375
Other non-interest earning assets	355,868				283,019

Total Assets	$6,025,847				$6,229,127

Deposits:
Savings	$331,117	313		0.38%	$281,512	189		0.27%
NOW	760,419	934		0.50	664,313	602		0.37
Money market	829,700	3,984		1.95	921,382	2,704		1.19
Certificate of deposit	843,866	7,523		3.62	777,353	4,800		2.50

Total interest bearing deposits	2,765,102	12,754		1.87	2,644,560	8,295		1.27

Short-term borrowed funds	245,326	2,643		4.37	357,047	2,122		2.41
Advances from FHLB	1,164,675	14,140		4.92	1,536,434	13,674		3.61
Secured borrowings	125,293	2,401		7.77	169,541	2,162		5.17
Other borrowings	37,819	748		8.02	37,206	600		6.54

Total interest bearing liabilities	4,338,215	32,686		3.06	4,744,788	26,853		2.30
Demand deposits	1,065,909				913,717
Non-interest bearing other liabilities	70,349				44,216

Total Liabilities	5,474,473				5,702,721
Stockholder’s equity	551,374				526,406

Total liabilities and stockholder’s equity	$6,025,847				$6,229,127

Net tax equivalent interest income/ net interest spread		56,664		3.33%		55,583		3.32%

Tax equivalent adjustment		(2,006)				(1,690)
Capitalized interest from real estate operations		480				452

Net interest income		$55,138				$54,345

Margin
Interest income/interest earning assets				6.39%				5.62%
Interest expense/interest earning assets				2.37				1.86

Net interest margin (tax equivalent)				4.02%				3.76%

(1)	The tax equivalent basis is computed using a 35% tax rate.

Financial Services (Continued)
For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     The increase in tax equivalent net interest income primarily resulted from an improvement in the tax equivalent net interest margin, partially offset by a decline in average interest earning assets.
     The improvement in our tax equivalent net interest margin primarily resulted from a significant increase in low cost deposits and secondarily from higher earning asset yields. Low cost deposits are savings, NOW and demand deposits and these average deposit balances increased from $1,860 million during the three months ended March 31, 2005 to $2,157 million during the current quarter. As a consequence, average low cost deposits were 56% of average deposits for the current quarter compared 52% during the prior quarter. The increase in average deposits also had a favorable impact on BankAtlantic’s net interest spread as higher rate borrowings were replaced with lower cost deposits.
     The margin improvement from the first quarter of 2005 was achieved in a flat yield curve environment as growth in low cost deposits coupled with the decline in other borrowings resulted in the net interest margin improvement. While further margin improvements will depend largely on the future pattern of interest rates, management believes that the expected continued growth in low cost deposits should result in a gradual improvement in BankAtlantic’s margin in subsequent periods.
     BankAtlantic experienced increases in both interest earning asset yields and interest bearing liability rates during the current quarter. Since June 2004, the prime interest rate has increased from 4.00% to 7.75% at March 31, 2006. This increase has favorably impacted yields on earning assets, which was partially offset by higher rates on borrowings.
     BankAtlantic’s average interest earning asset balances declined primarily due to a strategy implemented during the latter half of 2005 to limit earning asset growth in the current flat yield curve environment. Management expects to continue this strategy of limiting asset growth and increasing low cost deposits in a flat or inverted yield curve environment.

Financial Services (Continued)
Provision for Loan Losses

	For Three Months Ended
	March 31,
(in thousands)	2006	2005
Balance, beginning of period	$41,192	$46,010
Charge-offs:
Consumer loans	(145)	(68)
Residential real estate loans	(68)	(198)
Small business	(86)	(128)

Continuing loan products	(299)	(394)
Discontinued loan products	(67)	(324)

Total charge-offs	(366)	(718)

Recoveries:
Commercial business loans	120	1,110
Commercial real estate loans	43	—
Small business	106	185
Consumer loans	81	44
Residential real estate loans	178	1

Continuing loan products	528	1,340
Discontinued loan products	372	326

Total recoveries	900	1,666

Net recoveries	534	948
Provision for (recovery from) loan losses	163	(3,916)

Balance, end of period	$41,889	$43,042

     Charge-offs from continuing loan products were nominal for the three months ended March 31, 2006 and 2005. The majority of the continuing loan product recoveries during the 2005 quarter resulted from a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003. The lower charge-offs from discontinued loan products resulted from declining portfolio balances. The remaining balance of these discontinued loan products declined to $729,000 from $6.7 million a year earlier.
     During the three months ended March 31, 2006, BankAtlantic recorded a provision for loan losses associated with unfavorable trends in home equity loan delinquencies and loan-to-value ratios. The provision was also increased in response to the continued rise in interest rates as well as the escalating higher cost trends in insurance, taxes and energy which generally adversely affect businesses and consumers.
     The provision for loan losses was a net recovery during the 2005 quarter due to the commercial business loan recovery, declining reserves for discontinued loan products and the repayment of a large classified loan during 2005.

Financial Services (Continued)
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$685	$388	$418
Loans	6,101	6,801	6,504

Total nonaccrual	6,786	7,189	6,922

Repossessed assets:
Real estate owned	1,647	967	1,438

Total nonperforming assets, net	$8,433	$8,156	$8,360

Allowances
Allowance for loan losses	$41,889	$41,192	$43,042
Allowance for tax certificate losses	3,513	3,271	3,453

Total allowances	$45,402	$44,463	$46,495

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—	$7,032
Performing impaired loans	184	193	216
Restructured loans	5	77	20

TOTAL POTENTIAL PROBLEM LOANS	$189	$270	$7,268

     Non-performing assets increased slightly from December 31, 2005 primarily resulting from higher real estate owned balances associated with tax certificate operations and purchased residential loan repossessions. The improvement in nonaccrual loans at March 31, 2006 compared to December 31, 2005 resulted from declines in non-performing residential loans. The majority of non-accrual loans were residential loans which amounted to $5.1 million at March 31, 2006 compared to $6.0 million and $4.8 million at December 31, 2005 and March 31, 2005, respectively.
     Loans contractually past due 90 days or more at March 31, 2005 primarily consisted of a $7.0 million hotel loan that was repaid during 2005, after its scheduled maturity date.
BankAtlantic’s Non-Interest Income

	For Three Months
	Ended March 31,
(in thousands)	2006	2005	Change
Other service charges and fees	$6,222	$5,238	$984
Service charges on deposits	19,099	12,989	6,110
Income (loss) from real estate operations	(1,096)	2,241	(3,337)
Securities activities, net	(1)	7	(8)
Gain associated with debt redemption	436	—	436
Other	2,347	3,066	(719)

Non-interest income	$27,007	$23,541	$3,466

Financial Services (Continued)
     The higher Other service charges and fees during 2006 reflect the opening of new deposit accounts, including approximately 77,000 new accounts during the first quarter of 2006 compared to 55,000 during the comparable 2005 period. New ATM and check cards are issued with new checking and savings accounts and therefore the increase in accounts results in increases in interchange fees, annual fees and transaction fees on our customers’ use of other banks’ ATM’s.
     The higher revenues from service charges on deposits during 2006 primarily resulted from an increase in the number of checking accounts discussed above and secondarily from a higher frequency of overdrafts per account reflecting a change in policy allowing certain customers to incur debit card overdrafts.
     Income (loss) from real estate operations represents revenues from a real estate joint venture that was acquired in connection with the acquisition in 2002 of a financial institution. The loss during the current quarter resulted from higher development and capitalized interest costs associated with units sold during the period. The higher development costs primarily resulted from an increase in the cost of building materials and a combination of higher labor costs and labor shortages resulting from the active real estate market, exacerbated by damage throughout the area from hurricanes over the past two years. It is possible that we may experience additional losses at this development, depending on the rate of future sales and development costs.
     Gains associated with debt redemption was the result of a gain realized on the prepayment of a $25 million FHLB advance scheduled to mature in 2011 with an average rate of 4.50%. BankAtlantic prepaid this advance as part of a market risk strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     Other income reported for the 2005 quarter was favorably impacted by a $935,000 gain on the sale of a branch. The branch was acquired in March 2002 in connection with the acquisition of a financial institution.
BankAtlantic’s Non-Interest Expense

	For Three Months
	Ended March 31,
(in thousands)	2006	2005	Change
Employee compensation and benefits	$34,357	$26,398	$7,959
Occupancy and equipment	12,372	9,117	3,255
Advertising and promotion	8,296	5,168	3,128
Amortization of intangible assets	401	425	(24)
Cost associated with debt redemption	423	—	423
Professional fees	2,193	1,895	298
Other	9,341	7,261	2,080

Non-interest expense	$67,383	$50,264	$17,119

     The significant increase in BankAtlantic’s non-interest expense primarily resulted from the branch expansion and renovation initiatives, increased advertising and promotion expenditures to maintain low cost deposit growth and the hiring of additional personnel to maintain high customer service levels and to extend banking hours.
     The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives and the expansion of BankAtlantic’s branch network. Additionally during the fourth quarter of 2005, BankAtlantic extended its branch hours and expanded its number of branches open to midnight. As a result of these initiatives, the number of full time equivalent employees increased to 2,328 at March 31, 2006 from 1,745 at March 31, 2005. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Employee compensation costs for 2006 included $693,000 of share-based compensation costs recorded as

Financial Services (Continued)
part of the Company’s adoption of SFAS 123R compared to $41,000 for 2005.
     The significant increase in occupancy and equipment reflects higher building maintenance expenses required to support the renovated and expanded branch network, and higher costs associated with community banking operations as a result of extended weekend and weekday hours. Additionally, BankAtlantic incurred increased occupancy costs associated with the opening of its new corporate center and expanded back-office facilities. As a consequence of the above growth, depreciation, building repairs and maintenance, and rent expense increased by 39% from the same 2005 period.
     During the fourth quarter of 2005, BankAtlantic significantly expanded its advertising campaign in an effort to maintain the growth rates of low cost deposits. The additional expenditures for advertising include branch grand opening promotions as well as television, print media and radio advertising. During the 2006 quarter, BankAtlantic opened 77,000 new low cost deposit accounts, an increase of 37% over the corresponding 2005 quarter.
     The cost associated with debt redemption was the result of a prepayment penalty incurred when BankAtlantic prepaid $25.5 million of FHLB advances scheduled to mature in 2008 that had an average interest rate of 5.67%. BankAtlantic prepaid this advance as part of a market risk strategy to reduce the effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     The increase in other non-interest expense relates to $680,000 of higher check fraud losses, an additional $370,000 of fees remitted for maintaining attorney escrow accounts, a $540,000 increase in compliance costs and higher general operating expenses related to a significant increase in the number of customer accounts and the extended hours of the branch network.
Provision for Income Taxes

	For the Three Months
	Ended March 31,
(in thousands)	2006	2005	Change
Income before income taxes	$14,600	$31,538	$(16,938)
Provision for income taxes	4,182	10,677	(6,495)

BankAtlantic net income	$10,418	$20,861	$(10,443)

Effective tax rate	28.64%	33.85%	-5.21%

     The decline in the effective tax rate during the three months ended March 31, 2006 compared to the same 2005 period was the result of higher investments in tax exempt securities during 2006 compared to the 2005 quarter. The average balance of tax exempt securities was $393.2 million during the 2006 quarter compared to $334.0 million during the 2005 quarter.

Financial Services (Continued)
Ryan Beck Results of Operations

	For the Three Months
	Ended March 31,
(in thousands)	2006	2005	Change
Net interest income:
Broker dealer interest and dividends	$4,238	$2,947	$1,291
Interest expense	(1,621)	(502)	(1,119)

Net interest income	2,617	2,445	172

Non-interest income:
Principal transactions	24,720	19,802	4,918
Investment banking	3,702	11,882	(8,180)
Commissions	22,928	20,315	2,613
Other	3,212	2,687	525

Non-interest income	54,562	54,686	(124)

Non-interest expense:
Employee compensation and benefits	44,355	38,437	5,918
Occupancy and equipment	3,871	4,118	(247)
Advertising and promotion	1,567	1,073	494
Professional fees	1,951	1,417	534
Communications	3,954	3,205	749
Floor broker and clearing fees	2,719	2,368	351
Other	1,918	1,947	(29)

Non-interest expense	60,335	52,565	7,770

Income (loss) before income taxes	(3,156)	4,566	(7,722)
Income taxes	(1,591)	2,036	(3,627)

Net (loss) income	$(1,565)	$2,530	$(4,095)

     Ryan Beck incurred a net loss of $1.6 million for the first quarter 2006 as compared to net income of $2.5 million in the first quarter 2005, primarily as a result of increased expenditures associated with additional capital markets personnel hired during the second half of 2005 and 2006 and decreased investment banking revenue. The decrease in investment banking revenue was partially offset by an increase in principal transactions and an increase in interest on trading securities, reflecting higher yields on Ryan Beck’s fixed income inventory as a result of increases in short-term interest rates.
     Net interest income increased 7% in the first quarter of 2006, compared to the same 2005 quarter. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $231 million of customer margin debit balances.
     Principal transaction revenue increased by 25% compared to the same quarter of 2005, primarily due to an increase in Ryan Beck’s equity and fixed income trading revenue in the first quarter of 2006 compared to the same 2005 quarter. This increase was partially offset by a decrease in gross sales credits associated with corporate bonds and equity securities.
     Investment banking revenue decreased by 69% from the same quarter of 2005, attributable mainly to decreased consulting and merger and acquisition fees, due to lower deal activity in both the financial institutions group and middle market groups during the first quarter of 2006.

Financial Services (Continued)
     Commission revenue increased by 13% from the same quarter of 2005, attributable mainly to increased equity transactions, and managed money revenues. Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.
     The increase in employee compensation and benefits of 15% from 2005 was primarily due to expansion and related hiring, most significantly in the capital markets group during the third and fourth quarter 2005 and first quarter 2006.
     Occupancy and equipment decreased by 6% from the same quarter of 2005, attributable mainly to a decrease in depreciation and amortization of leasehold improvements during the quarter ended March 2006.
     Advertising and promotion expense increased 46% from the same quarter of 2005. This increase was primarily attributable to an increase in travel and entertainment expenses associated with the expansion of the capital markets groups business during 2005 and first quarter 2006.
     Professional fees increased 38% from the same quarter 2005. This increase was primarily due to an increase in legal fees and legal settlements during the first quarter 2006.
     Communication expense increased 24% from the same 2005 quarter. This increase was primarily due to the addition of offices and the increase in capital markets personnel during 2005 and the 2006 first quarter.
     The increase in floor broker and clearing fees of 15% was primarily due to the increase in transactional business in the first quarter 2006, compared to the first quarter 2005. This increase was reflected in the 6% increase in tickets processed to 265,000 for 2006 versus 249,000 for 2005.
Parent Company Results of Operations

	For the Three Months
	Ended March 31,
(in thousands)	2006	2005	Change
Net interest income:
Interest and dividend income	$597	$678	$(81)
Interest expense	(5,215)	(4,570)	(645)

Net interest expense	(4,618)	(3,892)	(726)

Non-interest income:
Income from unconsolidated subsidiaries	820	131	689
Securities activities, net	2,541	95	2,446
Other	—	306	(306)

Non-interest income	3,361	532	2,829

Non-interest expense:
Employee compensation and benefits	1,487	960	527
Professional fees	106	859	(753)
Other	365	226	139

Non-interest expense	1,958	2,045	(87)

Loss before income taxes	(3,215)	(5,405)	2,190
Income taxes	(1,074)	(1,892)	818

Net loss	$(2,141)	$(3,513)	$1,372

     During the three months ended March 31, 2006, interest and dividend income consisted of $529,000 of interest and dividends on managed fund investments and $68,000 of interest income associated with a BankAtlantic repurchase agreement account.

Financial Services (Continued)
     During the three months ended March 31, 2005, interest and dividend income consisted of interest on loans to Levitt of $465,000, interest and dividends from managed funds of $190,000, and $23,000 of interest income associated with a BankAtlantic repurchase agreement account.
     Interest expense increased during the first quarter of 2006, compared to the same 2005 period, as a result of higher interest rates during 2006 compared to 2005. The Company’s junior subordinated debentures and other borrowings average balances were $263.7 million during the three months ended March 31, 2006, of which $129.3 million accrue at floating rates, compared to average junior subordinated debenture and other borrowings balances of $263.3 million, with $128.9 million accruing at floating rates, during the comparable 2005 period.
     Income from unconsolidated subsidiaries during the three months ended March 31, 2006 represents $150,000 of equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities offerings and $670,000 of equity earnings from a rental real estate joint venture. The Parent Company recorded a gain of approximately $600,000 associated with the sale of the underlying rental property in the joint venture.
     Income from unconsolidated subsidiaries during the three months ended March 31, 2005 represents equity earnings from trusts formed to issue trust preferred securities.
     Securities activities during the three months ended March 31, 2006 and 2005 represent gains from managed funds. During the 2006 quarter, the Parent Company sold $6.4 million of equity securities from its portfolio for gains of $2.5 million in order to partially fund the interest expense on its junior subordinated debentures. The Parent Company anticipates continuing this strategy in subsequent periods.
     Other income during the first quarter of 2005 represented fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC. During 2006, these services were provided to the Company by BFC and are reflected in other expenses.
     The Company’s compensation expense during 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. Additional compensation expense during 2006 also included payroll taxes associated with the exercise of stock options and $271,000 of share-based compensation costs.
     The Company’s compensation expense during 2005 represents salaries for investor relations, risk management and executive management personnel. This expense was partially offset by income received from Levitt and BFC for these services performed by the Company’s employees.
     The decrease in professional fees during the 2006 first quarter compared to the same 2005 period resulted from regulatory costs incurred related to internal control and compliance with Section 404 of the Sarbanes Oxley Act being allocated to the Company’s subsidiaries during 2006. These expenses were not allocated to the Company’s subsidiaries during 2005.
     The increase in other expenses during 2006 compared to 2005 primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These expenses were primarily reflected in compensation expense during the 2005 period.
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at March 31, 2006 were $6.4 billion compared to $6.5 billion at December 31, 2005. The changes in components of total assets from December 31, 2005 to March 31, 2006 are summarized below:
•	Higher federal funds sold resulting from discretionary short term investments at period end;

•	Decrease in securities owned associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during the period;

Financial Services (Continued)
•	Lower investment securities balances due to accelerated redemptions of tax certificates associated with the appreciation of real estate;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending;

•	Increase in accrued interest receivable resulting from higher rates on earning asset during the period;

•	Decline in investment in unconsolidated subsidiaries due to a capital distribution from an investment in a rental real estate joint venture partially offset by a $4.1 million investment in another rental real estate joint venture during the first quarter of 2006;

•	Increase in office properties and equipment associated with BankAtlantic’s branch expansion initiatives;

•	Increase in deferred tax asset primarily resulting from a decline in other comprehensive income.
     The Company’s total liabilities at March 31, 2006 were $5.9 billion compared to $6.0 billion at December 31, 2005. The changes in components of total liabilities from December 31, 2005 to March 31, 2006 are summarized below:
•	Higher deposit account balances resulting from the growth in low-cost deposits associated with “Florida’s Most Convenient Bank” and free checking account initiatives;

•	Higher certificate of deposit balances associated with higher yield certificate promotions at store grand openings;

•	Decrease in FHLB advances, securities sold under agreements to repurchase, federal funds purchased and other short term borrowings due to deposit growth and a decline in earning assets;

•	Decrease in secured borrowings (associated with loan participations sold without recourse that are accounted for as secured borrowings) due to loan repayments and a management decision to discontinue secured borrowing arrangements;

•	Increase in notes payable associated with Parent Company revolving line of credit borrowings used to invest in a rental real estate joint venture;

•	Increase in securities sold but not yet purchased and due from clearing agents relating to Ryan Beck’s trading activities;

•	Declines in other liabilities associated with a reduction in Ryan Beck’s accrued employee compensation and benefits reflecting the payout of 2005 annual bonuses during the first quarter of 2006.
     Stockholders’ equity at March 31, 2006 was $521.8 million compared to $516.3 million at December 31, 2005. The increase was primarily attributable to: earnings of $6.7 million, a $7.8 million increase in additional paid in capital related to the issuance of common stock and associated tax benefits upon the exercise of stock options, a $1.1 million increase in additional paid-in-capital associated with the expensing of share-based compensation. The above increases in stockholders’ equity were partially offset by $2.3 million of common stock dividends, a $791,000 change in accumulated other comprehensive loss, net of income tax benefits, and a $7.0 million reduction in additional paid in capital from the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price associated with the exercise of Class A stock options.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A Common Stock. No termination date was set for the buyback program. Shares may be purchased on the open market or through private transactions. The shares purchased in this program will be retired. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio.
     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute

Financial Services (Continued)
capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, invest in rental real estate joint ventures and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $20.3 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.3 million. In April 2006, the Company received $5.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
     In April 2006, Ryan Beck Holdings, Inc. filed a registration statement with the Securities and Exchange Commission for an initial public offering of shares of its Class A Common Stock. The purpose of the proposed offering is to monetize a portion of the Company’s investment in Ryan Beck through payment of a special dividend funded by a portion of the net proceeds. The Company and Ryan Beck also intend to concurrently consider other non-public financial transactions. The Company expects to retain a substantial interest in Ryan Beck subsequent to any financial transaction. Ryan Beck did not pay any dividends to the Company during 2005, and except in connection with any possible financial transaction, it is not expected that Ryan Beck will make dividend payments to the Company in the foreseeable future.
     The Company has invested $88.1 million in equity securities with a money manager. The equity securities had a fair value of $98.7 million as of March 31, 2006. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
     The Company has established revolving credit facilities aggregating $30 million with two independent financial institutions. The credit facilities contains customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These loans are secured by the common stock of BankAtlantic. At March 31, 2006, the Company was in compliance with all loan covenants. The Company had outstanding borrowings under these credit facilities of $5.0 million at March 31, 2006.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, to fund growth and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, operating expenses and dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.1 billion as of March 31, 2006. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $1.2 billion at March 31, 2006. BankAtlantic has established lines of credit for up to $532.9 million with other banks to purchase federal funds of which $81.2 million was outstanding as of March 31, 2006. BankAtlantic has also established a $5.9 million potential advance with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury

Financial Services (Continued)
Investment Program. The U.S. Treasury, at its discretion, can deposit up to $50 million with BankAtlantic. Included in our federal funds purchased at March 31, 2006 was $1.2 million of short term borrowings associated with this U.S. Treasury program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At March 31, 2006, BankAtlantic had $35.4 million of outstanding brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at March 31, 2006 were $469.1 million and $29.0 million, respectively, compared to $331.3 million and $291.1 million, respectively, at March 31, 2005. Additionally, BankAtlantic had commitments to purchase mortgage-backed securities of $0 and $3.8 million at March 31, 2006 and 2005, respectively. At March 31, 2006, total loan commitments represented approximately 11% of net loans receivable.
     At March 31, 2006, BankAtlantic had investments and mortgage-backed securities of approximately $127.9 million pledged against securities sold under agreements to repurchase, $32.2 million pledged against public deposits and $57.5 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo branch expansion strategy under which it opened 6 branches during the past 15 months. At March 31, 2006, BankAtlantic had $5.3 million of commitments to purchase land for branch expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future branch construction throughout Florida. BankAtlantic plans to open approximately 14 to 20 branches and relocate two branches during 2006, subject to required regulatory approvals. The estimated cost of opening and relocating these branches is expected to be approximately $46 to $60 million.
     At March 31, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At March 31, 2006:
Total risk-based capital	$525,304	12.21%	8.00%	10.00%
Tier 1 risk-based capital	$458,086	10.65%	4.00%	6.00%
Tangible capital	$458,086	7.75%	1.50%	1.50%
Core capital	$458,086	7.75%	4.00%	5.00%

At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2005.

Financial Services (Continued)
Ryan Beck & Co., Inc. Liquidity and Capital Resources
     Ryan Beck’s primary sources of funds during the quarter ended March 31, 2006 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses and fund capital expenditures. As part of the Gruntal transaction in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. During the three months ended March 31, 2006, the buyer made $342,000 of principal repayments on the promissory note which reduced the balance to $3.0 million at March 31, 2006.
     In the ordinary course of business, Ryan Beck borrows funds under agreements with its clearing brokers and pledges securities owned as collateral primarily to finance its trading inventories. The amount and terms of the borrowings are subject to the lending policies of the clearing brokers and can be changed at the clearing brokers’ discretion. Additionally, the amount financed is also impacted by the market value of the securities pledged as collateral.
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $31.9 million, which was $30.9 million in excess of its required net capital of $1.0 million at March 31, 2006.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing brokers. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at March 31, 2006.”

Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development segment consists of Levitt, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three months ended March 31, 2006 and 2005. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which include Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single-family home and townhome communities and condominiums. Levitt and Sons includes the operations of Bowden Building Corporation, a developer of single family homes based in Tennessee, which was acquired in April 2004. Core Communities is currently developing Tradition Florida, which is located in Port St. Lucie, Florida, and Tradition South Carolina, which is located in Hardeeville, South Carolina. Tradition Florida is planned to ultimately include more than 8,000 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses 5,300 acres. Levitt Commercial specializes in the development of industrial properties. Bluegreen, is a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock,is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Form 10-K dated December 31, 2005, you should refer to the other risks and uncertainties discussed throughout this document, including the section titled “Risk Factors,” for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this document. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements include: the impact of economic, competitive and other factors affecting the Company and its operations, the impact of hurricanes and tropical storms in the areas in which we operate; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; delays in opening planned new communities; the availability and price of land suitable for development in our current market and in markets where we intend to expand; our ability to successfully expand into new markets and demand in those markets meeting the Company’s expectation; shortages and increased costs of construction materials and labor; the effects of increases in interest rates; the Company’s ability to realize the expected benefits of its expanded platform, technology investments growth initiatives and strategic objectives;

Homebuilding & Real Estate Development (Continued)
shorten delivery cycles and improve construction efficiency; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     We evaluate our performance and prospects using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.
Overview
     We expect 2006 to be a transitional year as we continue to expand operations and focus on selling homes in new communities. The competitive environment for homebuilding varies by region and local market, but demand has moderated as traffic and conversion rates have slowed and homebuyers are more cautious in their decision making. We continue to increase our expenditures for advertising and other promotional incentives, expand third-party broker programs and retrain our sales force with a view toward increasing traffic and improving conversion rates. Significant infrastructure investments continue to be necessary to fund projects launched in 2005 and the first quarter of 2006. We continue to focus on quality control and customer satisfaction through the use of initiatives aimed at improving our customer experience, referral rate and competitive position. While historically we have been able to raise the prices of our new homes due to strong consumer demand, we have seen a leveling of prices and do not expect to have the pricing power enjoyed in 2005.
     The Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition, Florida. Development activity in St. Lucie West is substantially complete, with 4 acres of inventory remaining at March 31, 2006, which are subject to firm sales contracts. The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,858 net saleable acres. Approximately 1,604 acres had been sold and 191 were subject to firm sales contracts with various homebuilders as of March 31, 2006. Our newest master-planned community, Tradition, South Carolina, which was acquired in 2005, and began development in the first quarter of 2006, encompasses more than 5,300 total acres, including approximately 3,000 net saleable acres and is currently entitled for 9,500 residential units and 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services.
Future prospects based on continued expansion
     We continue to selectively increase our lot inventory in Florida, Georgia, Tennessee and South Carolina as we diversify and expand our operations. In the past two quarters, we recorded first sales in 8 new communities, continuing our expansion throughout Florida and entering new markets in Atlanta, Georgia and Myrtle Beach, South Carolina. We increased the number of communities in which we recorded sales from 34 at March 31, 2005 to 40 at March 31, 2006. We continue to seek out potential land acquisitions and have entered into contracts with options to

Homebuilding & Real Estate Development (Continued)
acquire approximately 4,300 additional lots to support growth beyond 2006. The value of our backlog has grown in comparison to December 31, 2005, reflecting higher average selling prices and increased units. While the average selling prices of our homes have increased over the last several years and allowed us to more than offset rising construction costs, we are expecting limited pricing power for the remainder of 2006 and the foreseeable future, and therefore margins may come under pressure as there does not appear to be any near term moderation of costs.
     Our margins for the period ending March 31, 2006 were lower than in past quarters, reflecting a larger percentage of deliveries from the Tennessee region, where our home sales have generally lower margins. The negative impact on margins caused by higher deliveries in Tennessee should moderate as deliveries increase from our other markets.
     The Land Division remains active in developing and marketing the master-planned communities noted above. In addition to sales to third party homebuilders, the Land Division periodically sells residential land to the Homebuilding Division on a priority basis. The Land Division expects to continue to sell undeveloped commercial property to commercial developers, but will also be more active in internally developing certain projects.
Critical Accounting Policies and Estimates
     Critical accounting policies are those that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the valuation of (i) real estate, including the estimation of costs required to complete development of a property, (ii) investments in real estate joint ventures and unconsolidated subsidiaries (including Bluegreen), (iii) the fair market value of assets and liabilities in the application of the purchase method of accounting, and (iv) assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries;(c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes and (g) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.
Stock-based Compensation
     The Company adopted SFAS 123R as of January 1, 2006 and elected the modified-prospective method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards on the date of grant using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate expected forfeiture rate and expected dividends. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, amounts recorded in the future periods may differ significantly from the amounts recorded in the current period and could affect net income and earnings per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option awards. Existing valuation models, including the Black-Scholes, may not provide reliable measures of the fair values of stock options. As a consequence, the Company’s estimates of the fair values of stock option awards on the grant dates may be materially different than the actual values realized on those option awards in the future.

Homebuilding & Real Estate Development (Continued)
Employee stock options may expire worthless while the Company records compensation expense in its financial statements. Also, amounts may be realized from exercises of stock options that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2006	2005	Change
(In thousands)
Revenues
Sales of real estate	$125,543	198,866	(73,323)
Title and mortgage operations	1,008	948	60

Total revenues	126,551	199,814	(73,263)

Costs and expenses
Cost of sales of real estate	102,055	130,589	(28,534)
Selling, general and administrative expenses	26,755	23,146	3,609
Other expenses	626	1,316	(690)

Total costs and expenses	129,436	155,051	(25,615)

(Loss) earnings from Bluegreen Corporation	(49)	2,138	(2,187)
Earnings from joint ventures	—	90	(90)
Interest and other income	1,832	1,322	510

(Loss) income before income taxes	(1,102)	48,313	(49,415
(Benefit) provision from income taxes	(442)	18,495	(18,937)

Net (loss) income	$(660)	29,818	(30,478)

For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     Consolidated net (loss) income decreased $30.5 million, or 102.2%, for the three months ended March 31, 2006 as compared to the same period in 2005. The decrease in net (loss) income is the result of decreases in sales of real estate by our Land Division and Other Operations coupled with higher selling general and administrative expenses associated with Other Operations and the Homebuilding Division. Additionally, Bluegreen Corporation experienced a loss in comparison to significant earnings in the 2005 quarter.
     Our revenues from sales of real estate decreased 36.9% to $125.5 million for the quarter ended March 31, 2006 from $198.9 million for the same 2005 period. This decrease was primarily attributable to the decrease in the Land Divisions and Other Operations sales of real estate. In the three months ended March 31, 2005, the Land Division recorded a bulk land sale of 1,294 acres for $64.7 million while during the same period in 2006, the Land Division sales of real estate totaled $7.3 million. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial did not deliver any units during the three months ended March 31, 2006.
     Cost of sales decreased 21.9% to $102.1 million during the three months ended March 31, 2006, as compared to the same 2005 period. The decrease in cost of sales was due to fewer land sales recorded by the Land Division and Other Operations. Cost of sales as a percentage of related revenue was approximately 81% for the three months ended March 31, 2006, as compared to approximately 66% for the same period in 2005, due mainly to the difference in margins realized by the Land Division. In the three months ended March 31, 2006, the Land Division delivered 56 acres consisting of finished lots at a margin of 31%, while delivering 1,304 acres at a margin of 59% during the same period in 2005.

Homebuilding & Real Estate Development (Continued)
     Selling, general and administrative expenses increased $3.6 million to $26.8 million during the three months ended March 31, 2006 compared to $23.1 million during the same 2005 period primarily as a result of higher employee compensation and benefits, marketing costs and professional services expenditures. Employee compensation costs include approximately $651,000 associated with stock based compensation for which no expense was recorded in the same 2005 period. The number of our full time employees increased to 679 at March 31, 2006, from 551 at March 31, 2005. General and administrative costs increased as a result of the continued expansion of homebuilding activities throughout Florida, Georgia and South Carolina. As a percentage of total revenues, selling, general and administrative expenses increased to 21% during the three months ended March 31, 2006, from 12% during the same 2005 period due to the increases in overhead spending coupled with the decline in total revenues.
     Interest incurred and capitalized totaled $8.0 million for the 2006 period and $3.5 million for the 2005 period. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2006 and 2005 included previously capitalized interest of approximately $2.6 million for each period.
     The decrease in other expenses was primarily attributable to a $677,000 penalty on debt prepayment incurred during the first quarter of 2005 at our Land Division. The penalty arose from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above. Other expenses for the three months ended March 31, 2006 consisted solely of mortgage operations expense.
     Bluegreen reported a net loss for the three months ended March 31, 2006 of $463,000, as compared to net income of $6.5 million for the same period in 2005. In the first quarter of 2006, Bluegreen adopted Statement of Position 04-02, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”), and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which accounted for a significant portion of the decline in earnings. Our interest in Bluegreen’s loss, net of purchase accounting adjustments, was $49,000 for the 2006 period compared to our interest in Bluegreen’s earnings of $2.1 million for the 2005 period. Purchase accounting adjustments reduced the amount of Bluegreen’s loss recognized by the Company by $95,000 for the first quarter of 2006, whereas purchase accounting and other adjustments increased our interest in Bluegreen’s earnings by $110,000 for the first quarter of 2005. For the three months ended March 31, 2006 and 2005, the 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen.
     Interest and other income increased from $1.3 million during the three months ending March 31, 2005 to $1.8 million during the same period in 2006. This change was primarily related to an increase in rental and irrigation income, and higher interest income generated by our various interest bearing deposits.

Homebuilding & Real Estate Development (Continued)
HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2006	2005	Change
(Dollars in thousands)
Revenues
Sales of real estate	$118,275	117,987	288
Title and mortgage operations	1,008	948	60

Total revenues	119,283	118,935	348

Costs and expenses
Cost of sales of real estate	96,497	93,579	2,918
Selling, general and administrative expenses	17,572	14,608	2,964
Other expenses	626	639	(13)

Total costs and expenses	114,695	108,826	5,869

Earnings from joint ventures	—	104	(104)
Interest and other income	177	214	(37)

Income before income taxes	4,765	10,427	(5,662)
Provision for income taxes	1,754	3,901	(2,147)

Net income	$3,011	6,526	(3,515)

Homes delivered (units)	439	501	(62)
Construction starts (units)	390	347	43
Average selling price of homes delivered	$269	236	33
Margin percentage on homes delivered	18.4%	20.7%	(2.3%)
New orders (units)	506	605	(99)
New orders (value)	$169,387	165,346	4,041
Backlog of homes (units)	1,859	1,918	(59)
Backlog of homes (value)	$608,437	496,006	112,431
For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     The value of new orders increased to $169.4 million for the three months ended March 31, 2006, from $165.3 million for the same period in 2005. The average sales price of new home orders increased 23% to $335,000 for the three months ended March 31, 2006, from $273,000 during the same 2005 period. Higher selling prices are primarily a reflection of a higher percentage of sales in new locations, a reduction of the percentage of sales in our Tennessee operations which historically has yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that have been maintained in 2006. During the three months ended March 31, 2006, new unit orders decreased to 506 units, from 605 units during the same 2005 period. The decrease in new unit orders was the result of softening in certain markets as traffic trended slightly downward and conversion rates slowed. Construction starts increased as we opened new communities and implemented our inventory management and production strategies for orders in 2005 that were placed in 2005 and the current quarter. We believe that our inventory of homes available for sale, new orders and construction starts will continue to improve as we open additional communities. The average sales price of the homes in backlog at March 31, 2006 increased 26% to $327,000, from $259,000 at March 31, 2005.
     Revenues from home sales were essentially flat at $118.3 million during the three months ended March 31, 2006, compared to the same 2005 period. During the three months ended March 31, 2006, 439 homes were

Homebuilding & Real Estate Development (Continued)
delivered as compared to 501 homes delivered during the three months ended March 31, 2005. The increase in the average price of our homes delivered was due to the price increases initiated throughout 2005 in the face of strong demand, particularly in Florida.
     Cost of sales increased 3.1% to $96.5 million during the three months ended March 31, 2006, as compared to the same 2005 period. The increase in cost of sales was primarily due to higher construction costs. The costs of labor and building materials continue to rise. While we may be able to increase our selling prices in future sales to absorb these increased costs, the sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined from 20.7% in the first quarter of 2005 compared to 18.4% during the first quarter of 2006. The decline was primarily attributable to the geographic mix of deliveries by the homebuilding division. In the quarter ended March 31, 2006, Tennessee comprised approximately 30% of the deliveries while in the same period in 2005 this region only accounted for 23% of the deliveries. Margins in the Tennessee region have historically been lower than in the Florida markets served by the homebuilding division.
     Selling, general and administrative expenses increased 20.3% to $17.6 million during the three months ended March 31, 2006, as compared to the same 2005 period. The growth in these expenses primarily resulted from higher compensation expense associated with increased headcount, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Tennessee and into Georgia for new communities not expected to generate revenues until 2007. As a percentage of total revenues, selling, general and administrative expense was approximately 14.7% for the three months ended March 31, 2006 compared to 12.3% for the same 2005 period. As we continue our expansion into the North Florida, Georgia, Nashville, and South Carolina markets, we expect to continue to incur administrative start-up costs as well as certain sales related costs in advance of revenue recognition, which will continue to affect our operating results. Additionally, we continue to make investments in technology and human resources, as we consolidate our homebuilding operations as part of our efforts to realize further operational synergies and strengthen our infrastructure for future growth.
     Interest incurred and capitalized totaled $5.3 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $244.7 million increase in our borrowings from March 31, 2005. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 7.75% at March 31, 2006, from 5.75% at March 31, 2005. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2006 and 2005 included previously capitalized interest of approximately $2.0 million and $1.7 million, respectively.

Homebuilding & Real Estate Development (Continued)
LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2006	2005	Change
(Dollars in thousands)
Revenues
Sales of real estate	$7,272	66,551	(59,279)

Total revenues	7,272	66,551	(59,279)

Costs and expenses
Cost of sales of real estate	5,019	27,090	(22,071)
Selling, general and administrative expenses	2,786	4,446	(1,660)
Other expense	—	677	(677)

Total costs and expenses	7,805	32,213	(24,408)

Interest and other income	988	421	567

Income before income taxes	455	34,759	(34,304)
Provision for income taxes	137	13,436	(13,299)

Net income	$318	21,323	(21,005)

Acres sold	56	1,304	(1,248)
Margin percentage	31.0%	59.3%	(28.3%)
Unsold saleable acres (estimate)	7,231	4,657	2,574
Backlog of land (acres)	195	543	(348)
Backlog of land (value)	$33,717	59,624	(25,907)
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition, Florida. Development activity in St. Lucie West is substantially complete, with 4 acres of inventory remaining at March 31, 2006, which are subject to firm sales contracts. The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,858 net saleable acres. Approximately 1,604 acres had been sold and 191 were subject to firm sales contracts with various homebuilders as of March 31, 2006.
     Acquired in September 2005, the master-planned community, Tradition, South Carolina, encompasses more than 5,300 total acres, including approximately 3,000 net saleable acres and is currently entitled for 9,500 residential units and 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services.
     In addition to sales to third party homebuilders, the Land Division periodically sells residential land to the Homebuilding Division on a priority basis. The Land Division expects to continue to sell undeveloped commercial property to commercial developers, but will also be more active in internally developing certain projects.
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

Homebuilding & Real Estate Development (Continued)
material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change for elements often beyond management control. Future margins will continue to vary in response to these and other market factors.
For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     Revenues decreased 89.1% to $7.3 million during the three months ended March 31, 2006, compared to $66.6 million during the same 2005 period. The margin percentage on land decreased from 59% for the three months ended March 31, 2005 to 31% for the same period ended 2006. The decrease in revenue and margin is due to nature of the activity that occurred in 2005. In the three months ended March 31, 2005, the Land Division completed a bulk sale of five non-contiguous parcels of land adjacent to Tradition, Florida consisting of a total of 1,294 acres for an aggregate sales price of $64.7 million, yielding a margin of 59%. In the three months ended March 31, 2006, 56 acres consisting of finished lots were sold in Tradition, Florida at a margin percentage of 31%. The decline in margin percentage is attributable to the delivery of finished lots in 2006, as the company earns a lower incremental gross margin percentage on development costs than it does on raw land.
     Cost of sales decreased $22.0 million to $5.0 million during the three months ended March 31, 2006, as compared to $27.0 million for the same 2005 period. The decrease in cost of sales was due to the decrease in sales recognized. Cost of sales as a percentage of related revenue was approximately 69% for the three months ended March 31, 2006, as compared to approximately 41% for the same period in 2005 due mainly to the difference in margins realized as noted above.
     Selling, general and administrative expenses decreased 37.3% to $2.8 million during the three months ended March 31, 2006 as compared to $4.4 million for the same 2005 period, primarily as a result of lower incentive compensation associated with the decrease in profitability. As a percentage of total revenues, selling, general and administrative expenses increased to 38.3% in the first quarter of 2006 from 7.0% in the first quarter of 2005. The large variance is attributable to the large land sale that occurred in the three months ended March 31, 2005 which created a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of these expenses. Additionally the Land Division had increased costs in 2006 associated with the expansion into South Carolina.
     Interest incurred and capitalized for the three months ended March 31, 2006 and 2005 was $1.3 million and $456,000, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as to an increase in the average interest rate on our variable-rate debt. Most of our variable-rate debt is indexed to various LIBOR rates, which increased from March 31, 2005 to March 31, 2006. Cost of sales of real estate for the three months ended March 31, 2006 included previously capitalized interest of approximately $23,000, as compared to $65,000 for the three months ended March 31, 2005.
     The decrease in other expenses was attributable to a $677,000 penalty on debt prepayment incurred during the 2005 period arising from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.
     The increase in interest and other income from $421,000 for the three months ended March 31, 2005 to $988,000 for the same period in 2006 is primarily related to an increase in rental and irrigation income, and higher interest income generated by our various interest bearing deposits.

Homebuilding & Real Estate Development (Continued)
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2006	2005	Change
(In thousands)
Revenues
Sales of real estate	$—	14,709	(14,709)

Total revenues	—	14,709	(14,709)

Costs and expenses
Cost of sales of real estate	642	11,326	(10,684)
Selling, general and administrative expenses	6,397	4,092	2,305

Total costs and expenses	7,039	15,418	(8,379)

(Loss) earnings from Bluegreen Corporation	(49)	2,138	(2,187)
(Loss) earnings from real estate joint ventures	—	(14)	14
Interest and other income	682	687	5

(Loss) income before income taxes	(6,406)	2,102	(8,508)
(Benefit) provision for income taxes	(2,364)	763	(3,127)

Net (loss) income	$(4,042)	1,339	(5,381)

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings (loss) from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of March 31, 2006. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently based on Bluegreen’s results. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.
For the Three Months Ended March 31, 2006 Compared to the Same 2005 Period:
     During the three months ended March 31, 2006, Levitt Commercial did not deliver any flex warehouse units as compared to 44 flex warehouse units delivered generating revenues of $14.7 million during the same period in 2005. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not representative of following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed during 2006, at which time we expect to generate additional revenue associated with those projects.
     Cost of sales of real estate in Other Operations includes both the cost of sales on flex warehouse units delivered in the period as well as the expensing of interest previously capitalized in this business segment. Cost of sales decreased to $642,000 during the three months ended March 31, 2006, as compared to $11.3 million during the three months ended March 31, 2005. The decrease is attributable to lower cost of sales related to sales of real estate as there were no Levitt Commercial deliveries in the period ended March 31, 2006.
     Bluegreen reported a net loss for the three months ended March 31, 2006 of $463,000, as compared to net income of $6.5 million for the same period in 2005. In the first quarter of 2006, Bluegreen adopted SOP 04-02 and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which

Homebuilding & Real Estate Development (Continued)
accounted for a significant portion of the decline in earnings. Our interest in Bluegreen’s loss, net of purchase accounting adjustments, was $49,000 for the 2006 period compared to our interest in Bluegreen’s earnings of $2.1 million for the 2005 period. Purchase accounting adjustments reduced the amount of Bluegreen’s loss recognized by the Company by $95,000 for the first quarter of 2006, whereas purchase accounting and other adjustments increased our interest in Bluegreen’s earnings by $110,000 for the first quarter of 2005. For the three months ended March 31, 2006 and 2005, the 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen.
     Selling, general and administrative expenses increased to $6.4 million during the three months ended March 31, 2006 as compared to $4.1 million during the three months ended March 31, 2005. This increase was primarily associated with increases in employee compensation and benefits (as well as stock compensation expense of approximately $651,000), as total employees in this segment increased from 25 at March 31, 2005 to 52 at March 31, 2006. The increase in employees’ remains consistent with our growth plan and will be in support of our Land and Homebuilding divisions. Additionally, the Company experienced increases in recruiting and human resources expenses, and computer and web expenses attributable to the increase in headcount and our initiatives to streamline and implement best practices.
     Interest incurred and capitalized in Other Operations was approximately $1.4 million and $891,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in the our junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.
     Interest and other income decreased to $682,000 during the three months ended March 31, 2006 as compared to $687,000 for the same period of 2005.
FINANCIAL CONDITION
March 31, 2006 compared to December 31, 2005
     Our total assets at March 31, 2006 and December 31, 2005 were $953 million and $896 million, respectively.
     The material changes in the composition of assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $37.8 million, which resulted from cash used in operations and investing activities, partially offset by an increase in cash provided by financing activities;

•	a net increase in inventory of real estate of approximately $87.5 million resulting from land acquisitions by our Homebuilding Division and increases in land development and construction costs; and

•	an increase of $8.0 million in property and equipment associated with increased investment in commercial properties under construction in Tradition, and hardware and software acquired for our technology infrastructure upgrade.
     Total liabilities at March 31, 2006 and December 31, 2005 were $603 million and $546 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $67.9 million, primarily related to project debt associated with 2006 land acquisitions;

Homebuilding & Real Estate Development (Continued)
•	an increase of $5.4 million in customer deposits associated with our larger homebuilding backlog;

•	a decrease in the current tax liability of approximately $13.0 million relating primarily to the decrease in our taxable income to a loss position and the timing of estimate tax payments; and

•	a net decrease in other accrued liabilities of approximately $3.0 million.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the three months ended March 31, 2006, our primary sources of funds were the proceeds from the sale of real estate inventory, and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company’s cash declined $37.8 million during the three months ended March 31, 2006 as a result of its continued investment in inventory. The Company also utilized borrowings to finance the purchase of that inventory. Cash used in operations totaled $102.4 million with $94.1 million expended on inventory, including raw land and construction materials. Cash used in investing totaled $2.9 million, of which $2.6 million were additions to property and equipment. These expenditures were offset by an increase in cash generated from various project related debt. Total cash provided by financing was $67.5 million, with borrowings totaling $136.7 million and repayments representing $68.8 million.
     The Company relies on third party financing to fund the acquisition and development of land. During the three months ended March 31, 2006, the Company’s operating subsidiary, Levitt and Sons, secured a borrowing facility with a third party lender to fund near-term growth objectives. If fully utilized, this facility provides for borrowings of up to $100.0 million, including sublimits of up to $20.0 million for letters of credit. As of March 31, 2006, $51.0 million was outstanding under the terms of the facility. This borrowing facility is secured by real property and accrues interest at floating rates.
     In addition to the liquidity provided by our existing credit facilities, we expect to continue to fund our short-term liquidity requirements through cash provided by operations and other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions, debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of March 31, 2006 and December 31, 2005, we had cash and cash equivalents of $75.8 million and $113.6 million, respectively.
     At March 31, 2006, our consolidated debt totaled $475.8 million. Our principal payment obligations with respect to our debt for the 12 months beginning March 31, 2006 are anticipated to total $19.4 million. We expect to generate most of the funds to repay these amounts from sales of real estate. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At March 31, 2006, we were in compliance with all loan agreement financial requirements and covenants.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within

Homebuilding & Real Estate Development (Continued)
the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments when they are due. As of March 31, 2006, development districts in Tradition, Florida had $62.8 million of community development district bonds outstanding and we owned approximately 45% of the property in those districts. During the three months ended March 31, 2006, we recorded approximately $856,000 in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     Levitt Commercial also owns a 20% partnership interest in Altman Longleaf, LLC (“Altman Longleaf”), which owns a 20% interest in a joint venture known as The Preserve at Longleaf Apartments, LLLP. We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceed our original capital and other contributions. Our potential obligation of the indemnity as of March 31, 2006 is approximately $664,000. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.
     The following table summarizes our contractual obligations as of March 31, 2006 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations (1)	$475,839	41,033	301,528	32,817	100,461
Operating lease obligations	7,000	1,657	2,559	1,189	1,595
Purchase obligations	97,047	88,150	8,897	—	—

Total Obligations	$579,886	130,840	312,984	34,006	102,056

(1)	Amounts exclude interest
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of rent commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract.
     At March 31, 2006, we outstanding surety bonds and letters of credit of approximately $122.8 million related primarily to its obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $92.9 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.”

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
BFC Interest Rate Risk
     At March 31, 2006, BFC had no amounts outstanding under its $14.0 million line of credit. The interest rate on the line of credit is an adjustable rate tied to LIBOR. Should BFC make advances under the line of credit, it would be subjected to interest rate risk to the extent that there were changes in the LIBOR index.
BankAtlantic Bancorp Consolidated Interest Rate Risk
BankAtlantic Interest Rate Risk
     The amount of interest-earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of March 31, 2006
	1 Year	3 Years	5 Years	More Than
	Or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$104,928	157,354	115,116	335,910	713,308
Hybrid ARMs less than 5 years	177,835	188,513	61,383	1,377	429,108
Hybrid ARMs more than 5 years	192,572	221,791	197,194	302,738	914,295
Commercial loans	1,563,169	114,313	44,545	714	1,722,741
Small business loans	153,664	69,009	20,975	9,100	252,748
Consumer loans	508,187	4,710	3,806	14,711	531,414

Total loans	2,700,355	755,690	443,019	664,550	4,563,614

Investment securities
Tax exempt securities	143	4,989	21,488	371,817	398,437
Taxable investment securities	245,516	86,218	55,846	59,060	446,640
Tax certificates	135,114	—	—	—	135,114

Total investment securities	380,773	91,207	77,334	430,877	980,191

Total interest earning assets	3,081,128	846,897	520,353	1,095,427	5,543,805

Total non-earning assets	—	—	—	456,295	456,295

Total assets	$3,081,128	846,897	520,353	1,551,722	6,000,100

Total interest bearing liabilities	$2,581,665	759,068	330,826	1,703,943	5,375,502
Non-interest bearing liabilities and stockholder’s equity	—	—	—	624,598	624,598

	BankAtlantic Repricing Gap Table
	As of March 31, 2006
	1 Year	3 Years	5 Years	More Than
	Or Less	or Less	or Less	5 Years	Total
Total non-interest bearing liabilities and equity	$2,581,665	759,068	330,826	2,328,541	6,000,100

GAP (repricing difference)	$499,463	87,829	189,527	(608,516)
Cumulative GAP	$499,463	587,292	776,819	168,303
Repricing Percentage of Total Assets	8.32%	1.46%	3.16%	-10.14%

Cumulative Percentage of Total Assets	8.32%	9.79%	12.95%	2.81%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting BankAtlantic to significant interest rate risk because BankAtlantic’s assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
     BankAtlantic has developed a model using standard industry software to measure its interest rate risk. The model performs a sensitivity analysis that measures the effect on BankAtlantic’s net interest income changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis points would have on BankAtlantic’s net interest income over a 12 month period.
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
     BankAtlantic Bancorp’s management has made estimates of cash flow, prepayment, repricing and volume assumptions that it believes to be reasonable. Actual results will differ from the simulated results due to changes in interest rates that differ from the assumptions in the simulation model.
     Certain assumptions by BankAtlantic Bancorp in assessing the interest rate risk were utilized in preparing the following table. These assumptions related to:
•	Interest rates,

•	Loan prepayment rates,

•	Deposit decay rates,

•	Re-pricing of certain borrowings, and

•	Reinvestment in earning assets.

     Presented below is the estimated change in BankAtlantic’s estimated net interest income over a twelve month period based on assumed changes in interest rates calculated utilizing the model:

As of March 31, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$261,447	0.23%
+100 bp	$264,114	1.27%
0	$260,871	—
-100 bp	$255,597	-2.07%
-200 bp	$242,966	-7.03%
     The tax equivalent net interest margin improved to 4.02% in the first quarter of 2006 vs. 3.76% in the first quarter 2005. The improvement is primarily attributable to an increase in low cost deposits funding the repayment of institutional short term borrowings. This margin improvement is particularly significant in light of the flatness of the current yield curve. While further margin improvement will depend largely on the future pattern of interest rates, it is believed that the high level of low cost deposits and the expected continued growth in those deposits, coupled with the general positioning of BankAtlantic’s balance sheet for rising interest rates should enable BankAtlantic’s margin to show gradual improvement in subsequent periods.
Consolidated Equity Price Risk
     BFC and BankAtlantic Bancorp Parent Company maintain a portfolio of equity securities that subject us to equity pricing risks which would arise as the relative values of equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale equity securities at March 31, 2006 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$121,445	$20,241
10%	$111,324	$10,120
0%	$101,204	$—
-10%	$91,084	$(10,120)
-20%	$80,963	$(20,241)
     Excluded from the above table is $1.8 million of investments in other financial institutions held by BankAtlantic Bancorp and $5.0 million invested by BankAtlantic Bancorp in a limited partnership hedge fund specializing in bank equities, for which no current liquid market exists. Also excluded from the above table is $497,000 of investments held by BFC in private companies held by BFC and BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.
Ryan Beck Market Risk
     Ryan Beck, a broker dealer subsidiary of BankAtlantic Bancorp, is exposed to market risk arising from trading and market making activities. Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads and other market forces. Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”) is the principal statistical method used and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Substantially all the trading inventory is subject to measurement using VaR.
     Ryan Beck uses an historical simulation approach to measuring VaR using a 99% confidence level, a one day holding period and the most recent three months average volatility. The 99% VaR means that, on average, one would not expect to exceed such loss amount more than one time every one hundred trading days if the portfolio were held constant for a one-day period.
     Modeling and statistical methods rely on approximations and assumptions that could fluctuate significantly under certain circumstances. As such, the risk management process also employs other methods such as sensitivity to interest rates and stress testing.
     The following table sets forth the high, low and average VaR for Ryan Beck for the three months ended March 31, 2006 (in thousands):

	High	Low	Average

VaR	$354,915	$139,141	$212,910
Aggregate Long Value	189,720	93,813	130,966
Aggregate Short Value	100,643	35,517	62,317
Levitt
     Levitt is also subject to interest rate risk on its long-term debt. At March 31, 2006, Levitt had $401.6 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $74.2 million in borrowings with fixed or initially-fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
     Assuming the variable rate debt balance of $401.6 million outstanding at March 31, 2006 (which does not include initially fixed-rate obligations which will not become floating rate during 2006) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $4.0 million per year.

Item 4. Controls and Procedure
Evaluation of Disclosure Controls and Procedures
     As of March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made changes in our internal controls which we believe remediate the material weakness identified below. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
     As discussed in our 2005 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2005 over the segregation of duties performed by senior financial personnel with regards to (1) the cash disbursement function, (2) the journal entry process, and (3) access to our financial reporting systems. Furthermore, it was determined that management did not have adequate documentation of the oversight and review of these individuals to compensate for the inadequate segregation of duties. The remedial actions implemented in 2006 relating to this material weakness are described below.
     During the first quarter of 2006, we implemented automated and manual controls for our financial systems to restrict responsibilities and financial reporting system access rights for senior financial personnel. We finished designing, implementing, and testing the operating effectiveness of the changes in these controls in the first quarter of 2006 and determined that all access rights within our financial system were appropriately assigned as of March 31, 2006. We believe that the changes in our internal controls described above have remediated the material weakness.
     In addition, we reviewed our internal control over financial reporting, and there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against the Company in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of 105 named plaintiffs residing in approximately 65 homes located in one of Levitt’s communities in Central Florida. The complaint alleges: breach of contract, breach of implied covenant of good faith and fair dealing; failure to disclose latent defects; breach of express warranty; breach of implied warranty; violation of building code; deceptive and unfair trade practices; negligent construction; and negligent design. Plaintiffs seek certification as a class, or in the alternative to divide into sub-classes, unspecified damages alleged to range from $50,000 to $400,000 per house, costs and attorneys’ fees. Plaintiffs seek a trial by jury. On February 15, 2006, the parties filed a Joint Stipulation for Abatement of Lawsuit Pending Compliance with Chapter 558, Florida Statutes and Order Approving Same (“Joint Stipulation”). Court approval of the Joint Stipulation is pending. While there is no assurance that Levitt will be successful, Levitt believes it has valid defenses and is engaged in a vigorous defense of the action.
Item 1A. Risk Factors.
     Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
BankAtlantic has entered into a Deferred Prosecution Agreement with the Department of Justice and a Cease and Desist Order with the OTS.
     In April 2006, BankAtlantic entered into a deferred prosecution agreement with the U.S. Department of Justice relating to past deficiencies in BankAtlantic’s compliance with the Bank Secrecy Act and anti-money laundering laws. Under the Department of Justice agreement, BankAtlantic agreed to the filing of a one-count information charging it with failing to establish an adequate anti-money laundering compliance program in accordance with the Bank Secrecy Act. BankAtlantic simultaneously entered into a cease and desist order with the Office of Thrift Supervision (OTS) and a consent agreement with the Financial Crimes Enforcement Network (FinCEN) relating to deficiencies in its compliance with the Bank Secrecy Act. The Department of Justice has agreed to take no further action against BankAtlantic in connection with this matter, the court will dismiss the information, and the deferred prosecution agreement will expire if BankAtlantic complies with the obligations under the deferred prosecution agreement for a period of twelve months. While BankAtlantic believes that it has appropriate policies and procedures in place to maintain full compliance with the terms of the Department of Justice agreement and the OTS order, compliance with the Bank Secrecy Act is inherently difficult and there is no assurance that BankAtlantic will remain in full compliance with the Bank Secrecy Act or the terms of the Department of Justice agreement or the OTS order.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of equity securities by the issuer and affiliated purchasers

			Total Number of	Maximum Number of
			Shares Purchased as	shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	per share	or Programs (2)	Programs
January 1, 2006 through January 31, 2006	—	$—	—	—
February 1, 2006 through February 28, 2006	2,347,557	5.65	—	—
March 1, 2006 through March 31, 2006	—	—	—	—

Total	2,347,557	$5.65	—	—

(1)	The number represents 1,278,985 shares of the Company’s Class A Common Stock and 1,068,572 shares of the Company’s Class B Common Stock delivered as consideration for the exercise price and minimum withholding amounts upon the exercise of options.

(2)	The Company currently has no Plan or program to repurchase its equity securities.
Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: May 10, 2006	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 10, 2006	By:	/s/ Glen R. Gilbert
Glen R. Gilbert, Executive Vice President,
and Chief Financial Officer