Form 10-Q
period 2006-06-30
BFC FINANCIAL CORP
filed 2006-08-09
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-09071
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
Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☒
Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of the latest practicable date.
Class A Common Stock of $.01 par value, 28,680,418 shares outstanding at August 3, 2006
Class B Common Stock of $.01 par value, 7,136,088 shares outstanding at August 3, 2006

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from depository institutions	$244,544	$302,208
Federal funds sold and other short-term investments	1,263	3,229
Securities owned (at fair value)	174,657	180,292
Securities available for sale (at fair value)	664,509	676,660
Investment securities and tax certificates (approximate fair value:
$431,649 in 2006 and $384,646 in 2005)	435,659	384,968
Federal Home Loan Bank stock, at cost which approximates fair value	62,667	69,931
Loans receivable, net of allowance for loan losses of $42,618 in 2006 and $41,830 in 2005	4,484,717	4,629,566
Residential loans held for sale	6,337	2,538
Real estate held for development and sale	778,359	632,597
Investments in unconsolidated affiliates	112,077	110,124
Property and equipment, net	250,227	198,433
Accrued interest receivable	42,672	41,496
Goodwill	76,674	77,981
Core deposit intangible asset	7,608	8,395
Due from clearing agent	3,963	—
Other assets	70,955	65,608

Total assets	$7,416,888	$7,384,026

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Demand	$1,119,604	$1,019,949
NOW	747,437	755,708
Savings	372,212	313,889
Money market	740,192	846,441
Certificates of deposits	855,561	816,689

Total deposits	3,835,006	3,752,676
Customer deposits on real estate held for sale	56,796	51,686
Advances from FHLB	1,127,065	1,283,532
Securities sold under agreements to repurchase	183,119	109,788
Federal funds purchased and other short term borrowings	224,322	139,475
Secured borrowings	—	138,270
Subordinated debentures, notes and bonds payable	491,502	392,784
Junior subordinated debentures	332,854	317,390
Securities sold not yet purchased	39,173	35,177
Due to clearing agent	38,730	24,486
Deferred tax liabilities, net	1,938	10,692
Other liabilities	208,946	248,468

Total liabilities	6,539,451	6,504,424

Noncontrolling interest	699,894	696,522

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2006 and 2005	—	—
Class A Common Stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,680,398 in 2006 and 29,949,612 in 2005	265	278
Class B Common Stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,136,103 in 2006 and 4,285,413 in 2005	69	41
Additional paid-in capital	93,088	97,223
Unearned compensation — restricted stock grants	—	(100)
Retained earnings	84,400	85,113

Total shareholders’ equity before accumulated other comprehensive income (loss)	177,822	182,555
Accumulated other comprehensive income (loss)	(279)	525

Total shareholders’ equity	177,543	183,080

Total liabilities and shareholders’ equity	$7,416,888	$7,384,026

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues
BFC Activities
Interest and dividend income	$535	$238	$1,095	$474
Other income	459	206	902	326

	994	444	1,997	800

Financial Services
Interest and dividend income	92,328	90,333	184,439	174,068
Broker/dealer revenue	51,381	82,727	105,943	137,407
Other income	37,246	24,930	66,689	48,539

	180,955	197,990	357,071	360,014

Homebuilding & Real Estate Development
Sales of real estate	130,658	107,094	256,201	305,960
Interest and dividend income	591	590	1,234	966
Other income	3,488	1,711	5,544	3,464

	134,737	109,395	262,979	310,390

Total revenues	316,686	307,829	622,047	671,204

Costs and Expenses
BFC Activities
Interest expense	4	192	16	312
Employee compensation and benefits	2,299	1,224	4,736	2,820
Other expenses	799	788	1,520	1,456

	3,102	2,204	6,272	4,588

Financial Services
Interest expense, net of interest capitalized	39,245	36,038	78,066	67,339
(Recovery from) provision for loan losses	(20)	820	143	(3,096)
Employee compensation and benefits	80,011	78,391	160,211	144,186
Occupancy and equipment	17,516	13,953	33,763	27,190
Advertising and promotion	8,644	8,069	18,601	14,367
Impairment of property and equipment	—	3,706	—	3,706
Cost associated with debt redemption	1,034	—	1,457	—
Other expenses	24,317	20,024	46,922	39,479

	170,747	161,001	339,163	293,171

Homebuilding & Real Estate Development
Cost of sales of real estate	100,910	84,340	202,965	214,316
Employee compensation and benefits	13,045	9,179	25,290	20,960
Selling, general and administrative expenses	17,113	10,151	31,321	21,365
Other expenses	6,665	626	7,291	1,942

	137,733	104,296	266,867	258,583

Total costs and expenses	311,582	267,501	612,302	556,342

Equity earnings from unconsolidated affiliates	2,353	4,908	3,124	7,267

Income before income taxes and noncontrolling interest	7,457	45,236	12,869	122,129
Provision for income taxes	1,777	18,707	2,751	50,726
Noncontrolling interest	5,753	23,708	10,456	64,074

(Loss) income from continuing operations	(73)	2,821	(338)	7,329
Loss from discontinued operations less income tax benefit of $57 and $125 for the three and six months ended June 30, 2005	—	(90)	—	(198)

Net (loss) income	(73)	2,731	(338)	7,131
5% Preferred Stock dividends	187	187	375	375

Net (loss) income allocable to common stock	$(260)	$2,544	$(713)	$6,756

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
(Loss) earnings per share of common stock:
Basic (loss) earnings per share from continuing operations	$(0.01)	$0.10	$(0.02)	$0.27
Basic loss per share from discontinued operations	—	—	—	(0.01)

Basic (loss) earnings per share	$(0.01)	$0.10	$(0.02)	$0.26

Diluted (loss) earnings per share from continuing operations	$(0.01)	$0.08	$(0.02	$0.23
Diluted loss per share from discontinued operations	—	—	—	(0.01)

Diluted (loss) earnings per share	$(0.01)	$0.08	$(0.02)	$0.22

Basic weighted average number of common shares outstanding	33,422	26,381	33,057	26,067

Diluted weighted average number of common and common equivalent shares outstanding	33,422	28,902	33,057	28,624
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss) — Unaudited
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(73)	$2,731	$(338)	$7,131

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale, net of income tax	(697)	711	(350)	5
Unrealized (loss) gain associated with investment in unconsolidated real estate affiliates, net of income tax	(50)	7	(23)	16
Reclassification adjustment for net gain included in net income	(224)	(9)	(431)	(17)

	(971)	709	(804)	4

Comprehensive (loss) income	$(1,044)	$3,440	$(1,142)	$7,135

The components of other comprehensive (loss) income relate to the Company’s net unrealized gains (losses) on securities available for sale and the Company’s proportionate share of net unrealized gains (losses) on securities available for sale, net of income tax provision (benefit) of $(438) and $446 for the three months ended June 30, 2006 and 2005, respectively, and $(220) and $3 for the six months ended June 30, 2006 and 2005, respectively; and unrealized (loss) gain associated with investments in unconsolidated real estate affiliates, net of income tax (benefit) provision of $(32) and $4 for the three months ended June 30, 2006 and 2005, respectively, and $(15) and $10 for the six months ended June 30, 2006 and 2005, respectively.
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity — Unaudited
(In thousands)

				Unearned		Accumulated
				Compen-		Other
				sation		Compre-
	Class A	Class B	Additional	Restricted		hensive
	Common	Common	Paid-in	Stock	Retained	Income
	Stock	Stock	Capital	Grants	Earnings	(Loss)	Total
Balance, December 31, 2005	$278	$41	$97,223	$(100)	$85,113	$525	$183,080
Net loss	—	—	—	—	(338)	—	(338)
Other comprehensive loss, net of taxes	—	—	—	—	—	(804)	(804)
Issuance of Class B Common Stock, upon exercise of stock options	—	39	9,076	—	—	—	9,115
Retirement of Common Stock relating to exercise of stock options (1)	(13)	(11)	(13,246)	—	—	—	(13,270)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	(313)	—	—	—	(313)
Cash dividends on 5% Preferred Stock	—	—	—	—	(375)	—	(375)
Share-based compensation related to stock option and restricted stock	—	—	448	—	—	—	448
Adoption of FAS 123R	—	—	(100)	100	—	—	—

Balance, June 30, 2006	$265	$69	$93,088	$—	$84,400	$(279)	$177,543

(1)	Retirement of shares delivered to the Company as consdieration for the exercise price and minimum withholding tax amounts upon the exercise of options.
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2006	2005
Operating activities:
(Loss) income from continuing operations	$(338)	$7,329
Loss from discontinued operations, net of tax	—	(198)
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Noncontrolling interest in income of consolidated subsidiaries	10,456	64,074
Provision (recovery from) loan losses, REO and and tax certificates and valuation allowances, net	293	(3,046)
Depreciation, amortization and accretion, net	11,337	9,948
Amortization of deferred rent	3,344	1,568
Amortization of intangible assets	787	825
BFC share based compensation expense related to stock option and restricted stock	448	—
Controlling subsidiaries share based compensation expense related to stock options and restricted stock	3,619	—
BankAtlantic Bancorp excess tax benefits from share-based compensation	(3,553)	—
Securities activities, net	(5,371)	(192)
Net gains on sale of real estate owned	(724)	(882)
Net gains on sales of loans held for sale	(294)	(226)
Gains on sales of property and equipment	(3,107)	(293)
Gain on sale of branch	—	(922)
Decrease (increase) in deferred tax liabilities	(3,874)	2,567
Equity earnings of unconsolidated affiliates	(2,026)	(6,999)
Net gains associated with debt redemptions	(71)	—
Impairment of inventory and long lived assets	6,049	—
Impairment of office properties and equipment	—	3,706
Issuance of forgivable notes receivable	(2,332)	(2,675)
Originations of loans held for sale, net	(44,081)	(35,109)
Proceeds from sales of loans held for sale	41,281	32,766
Increase in real estate held for development and sale	(159,205)	(36,008)
Decrease in securities owned, net	5,635	16,348
Increase (decrease) in securities sold but not yet purchased	3,996	(11,278)
Increase in accrued interest receivable	(1,153)	(5,288)
Increase in other assets	(3,505)	(28,065)
Increase (decrease) in due to clearing agent	10,281	(5,472)
Increase in customer deposits	5,110	2,816
Decrease in other liabilities	(37,444)	(4,223)

Net cash (used in) provided by operating activities	$(164,442)	$1,071

(continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2006	2005

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	$84,669	$96,204
Purchase of investment securities and tax certificates	(135,145)	(191,761)
Purchase of securities available for sale	(86,820)	(177,631)
Proceeds from sales and maturities of securities available for sale	93,641	175,839
Purchases of FHLB stock	(15,075)	(21,725)
Redemption of FHLB stock	22,339	11,982
Investments in unconsolidated affiliates	(6,025)	(1,649)
Distributions from unconsolidated subsidiaries	4,766	291
Net repayments (purchases and originations) of loans	30,156	(273,481)
Proceeds from sales of real estate owned	1,708	2,189
Proceeds from the sale of property and equipment	1,951	664
Purchases of office property and equipment	(52,057)	(23,858)
Cash outflows from the sale of branch	—	(13,605)

Net cash used in investing activities	(55,892)	(416,541)

Financing activities:
Net increase in deposits	82,330	252,332
Repayments of FHLB advances	(1,436,344)	(689,166)
Proceeds from FHLB advances	1,280,000	840,000
Increase (decrease) in securities sold under agreements to repurchase	73,331	(23,648)
Increase in federal funds purchased	84,847	4,500
Proceeds from secured borrowings	—	30,364
Repayments of secured borrowings	(26,516)	—
Repayment of notes and bonds payable	(118,520)	(170,261)
Proceeds from notes payable	217,240	145,406
Proceeds from junior subordinated debentures	15,464	54,124
Payment of debt issuance costs	(576)	(1,887)
Payment by BFC of minimum withholding tax upon the exercise of stock options	(4,155)	—
Proceeds from the issuance of BFC common stock	—	46,325
BFC issuance costs	—	(3,790)
BFC issuance of common stock upon exercise of stock options	—	172
5% Preferred Stock dividends paid	(375)	(375)
BankAtlantic Bancorp excess tax benefits from share-based compensation	3,553	—
Proceeds from the issuance of BankAtlantic Bancorp Class A common stock	1,053	809
Payment by BankAtlantic Bancorp of minimum withholding tax upon the exercise of stock options	(2,675)	(3,519)
BankAtlantic Bancorp purchase and retirement of its Class A common stock	(3,631)	—
Purchase by BankAtlantic Bancorp of its subsidiary common stock	—	(491)
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(3,660)	(3,317)
Change in noncontrolling interest	—	546
Levitt common stock dividends paid to non-BFC shareholders	(662)	(660)

Net cash provided by financing activities	160,704	477,464

(Decrease) increase in cash and cash equivalents	(59,630)	61,994
Cash and cash equivalents at the beginning of period	305,437	224,720

Cash and cash equivalents at end of period	$245,807	$286,714

(continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2006	2005
Cash paid for
Interest on borrowings and deposits, net of amounts capitalized	$79,190	$61,308
Income taxes paid	36,423	27,710

Supplemental disclosure of non-cash operating, investing and financing activities:
Loans transferred to REO	1,924	1,793
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	—	4,178
Reduction in loans participations sold accounted for as secured borrowings	111,754	—
Exchange of branch facilities	2,350	—
(Decrease) increase in accumulated other comprehensive income, net of taxes	(804)	4
Net (decrease) increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(313)	441
Securities purchased pending settlement	—	3,557
Issuance and retirement of BFC Common Stock accepted as consideration for the exercise price of stock options	4,155	—
Increase in property and equipment reclassified from inventory	7,987	—
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements and Significantly Accounting Policies
     BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, full service investment banking and brokerage, homebuilding, master planned community development and time share and vacation ownership. The Company also owns an interest in an Asian themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”) and Ryan Beck Holdings, Inc. and its subsidiaries (“Ryan Beck”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC and its subsidiaries (“Levitt and Sons”) and Core Communities, LLC and its subsidiaries (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     BFC itself has no operations other than activities relating to the monitoring of existing investments and the identification, analysis and in appropriate cases, the acquisition of new investments, as well as the monitoring of existing investments. BFC has no independent sources of cash-flow from operations except to the extent dividends, management fees and similar cash payments are made to BFC by its subsidiaries and investment holdings. BFC does not currently collect management or other fees and the dividends paid to BFC do not currently cover BFC’s ongoing operating expenses. Therefore, BFC’s stand-alone activities currently generate a loss.
     On June 20, 2006 the Company announced that its Class A Common Stock was approved for listing on the NYSE Arca exchange (“NYSE Arca”) under the symbol “BFF” and on June 22, 2006, the Company commenced trading on the NYSE Arca. From April 2003 through June 19, 2006, BFC’s Class A Common Stock was traded on the NASDAQ National Market.
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
     In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly owned subsidiary of BFC, transferred its shopping center to its lender in full settlement of the mortgage note collateralized by the center. The financial results of BMOC are reported as discontinued operations in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment of Disposal of Long-Lived Assets. There was no activity related to BMOC for the three and six month periods ended June 30, 2006.

     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require BFC to consolidate the financial results of these companies. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 21.6% and 16.6%, respectively, which results in BFC recognizing 21.6% and 16.6% of BankAtlantic Bancorp’s and Levitt’s net income or loss, respectively. The portion of income or loss in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements.
     BFC’s ownership in BankAtlantic Bancorp and Levitt as of June 30, 2006 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.78%	7.84%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.57%	54.84%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.61%	52.91%
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2006.
     BankAtlantic performed a review of the classification of its loan participations in its financial statements for the year ended December 31, 2005. Based on the review, BankAtlantic concluded that certain loan participations should have been accounted for as secured borrowings instead of participations sold. As a consequence, participations aggregating approximately $165.4 million that were previously recorded as participations sold, and the related revenues, expenses and cash flows, were corrected in the Company’s June 30, 2005 financial statements to reflect such amount as loans receivable and secured borrowings. Effective April 1, 2006, the loan participation agreements were amended which resulted in approximately $111.8 million of the affected loan participations being accounted for as loan sales with a corresponding reduction in secured borrowings.

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
     The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for estimating losses as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, low-balance commercial loans, certain unimpaired non-homogenous loans and various types of consumer loans. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors:
•	Delinquency and charge-off levels and trends;

•	Problem loans and non-accrual levels and trends;

•	Lending policy and underwriting procedures;

•	Lending management and staff;

•	Nature and volume of portfolio;

•	Economic and business conditions;

•	Concentration of credit;

•	Quality of loan review system; and

•	External factors
     Based on an analysis of the above factors a qualitative dollar amount is assigned to each homogenous loan product. These dollar amounts are adjusted, if necessary, at period end based on directional adjustments by each category.
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

     The Company is currently organized into three reportable segments: BFC Activities; Financial Services; and Homebuilding & Real Estate Development.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This segment includes BFC’s real estate owned, loans receivable that relate to previously owned properties, its investment in Benihana convertible preferred stock and other securities and investments, BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. This segment includes BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp and Levitt are included in our Financial Services and Homebuilding & Real Estate Development segment, respectively.
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

The table below is segment information for income from continuing operations, after tax and noncontrolling interest, for the three months ended June 30, 2006 and 2005 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2006	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$130,658	$—	$130,658
Interest and dividend income	546	92,328	727	(147)	93,454
Broker/dealer revenue	—	51,381	—	—	51,381
Other income	1,027	37,345	3,489	(668)	41,193

	1,573	181,054	134,874	(815)	316,686

Costs and Expenses:
Cost of sale of real estate	—	—	100,910	—	100,910
Interest expense, net	4	39,392	—	(147)	39,249
Provision for loan losses	—	(20)	—	—	(20)
Other expenses	3,217	131,763	37,131	(668)	171,443

	3,221	171,135	138,041	(815)	311,582

Equity in earnings from unconsolidated affiliates	—	278	2,075	—	2,353

(Loss) income before income taxes	(1,648)	10,197	(1,092)	—	7,457
Provision (benefit) for income taxes	57	2,075	(355)	—	1,777

(Loss) income before noncontrolling interest	(1,705)	8,122	(737)	—	5,680
Noncontrolling interest	(5)	6,372	(614)	—	5,753

Net (loss) income	$(1,700)	$1,750	$(123)	$—	$(73)

At June 30, 2006
Total assets	$47,122	$6,402,357	$1,018,416	$(51,007)	$7,416,888

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$107,094 $	—	$107,094
Interest and dividend income	245	90,540	689	(313)	91,161
Broker/dealer revenue	—	83,915	—	(1,188)	82,727
Other income	228	25,151	1,711	(243)	26,847

	473	199,606	109,494	(1,744)	307,829

Costs and Expenses:
Cost of sale of real estate	—	—	84,547	(207)	84,340
Interest expense, net	192	36,145	—	(107)	36,230
Recovery for loan losses	—	820	- -		820
Other expenses	2,120	124,143	20,085	(237)	146,111

	2,312	161,108	104,632	(551)	267,501

Equity in earnings from unconsolidated affiliates	—	137	4,771 -		4,908
			[a]aa[a][a] [a]
(Loss) income before income taxes	(1,839)	38,635	9,633	(1,193)	45,236
Provision (benefit) for income taxes	1,522	14,098	3,581	(494)	18,707

(Loss) income before noncontrolling interest	(3,361)	24,537	6,052	(699)	26,529
Noncontrolling interest	24	19,184	5,047	(547)	23,708

(Loss) income from continuing operations	(3,385)	5,353	1,005	(152)	$2,821

At June 30, 2005
Total assets	$55,536	$6,883,051	$716,206	$(40,850)	$7,613,943

The table below is segment information for income from continuing operations, after tax and noncontrolling interest, for the six months ended June 30, 2006 and 2005 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2006	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$256,201	$—	$256,201
Interest and dividend income	1,116	184,439	1,512	(299)	186,768
Broker/dealer revenue	—	105,943	—	—	105,943
Other income	2,031	66,885	5,544	(1,325)	73,135

	3,147	357,267	263,257	(1,624)	622,047

Costs and Expenses:
Cost of sale of real estate	—	—	202,965	—	202,965
Interest expense, net	16	78,365	—	(299)	78,082
Provision for loan losses	—	143	—	—	143
Other expenses	6,494	261,431	64,512	(1,325)	331,112

	6,510	339,939	267,477	(1,624)	612,302

Equity in earnings from unconsolidated affiliates	—	1,098	2,026	—	3,124

(Loss) income before income taxes	(3,363)	18,426	(2,194)	—	12,869
(Benefit) provision for income taxes	(44)	3,592	(797)	—	2,751

(Loss) income before noncontrolling interest	(3,319)	14,834	(1,397)	—	10,118
Noncontrolling interest	(4)	11,625	(1,165)	—	10,456

Net (loss) income	$(3,315)	$3,209	$(232)	$—	$(338)

At June 30, 2006
Total assets	$47,122	$6,402,357	$1,018,416	$(51,007)	$7,416,888

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$305,960	$—	$305,960
Interest and dividend income	488	174,888	1,207	(1,075)	175,508
Broker/dealer revenue	—	138,601	—	(1,194)	137,407
Other income	370	49,004	3,463	(508)	52,329

	858	362,493	310,630	(2,777)	671,204

Costs and Expenses:
Cost of sale of real estate	—	—	215,136	(820)	214,316
Interest expense, net	312	67,595	—	(256)	67,651
Recovery for loan losses	—	(3,096)	—	—	(3,096)
Other expenses	4,504	228,928	44,547	(508)	277,471

	4,816	293,427	259,683	(1,584)	556,342

Equity in earnings from unconsolidated affiliates	—	268	6,999	—	7,267

(Loss) income before income taxes	(3,958)	69,334	57,946	(1,193)	122,129
Provision for income taxes	4,225	24,919	22,076	(494)	50,726

(Loss) income before noncontrolling interest	(8,183)	44,415	35,870	(699)	71,403
Noncontrolling interest	18	34,694	29,909	(547)	64,074

(Loss) income from continuing operations	(8,201)	9,721	5,961	(152)	$7,329

At June 30, 2005
Total assets	$55,536	$6,883,051	$716,206	$(40,850)	$7,613,943

The table below is segment information relating to the Company’s goodwill at June 30, 2006 and December 31, 2005 (in thousands):

		Homebuilding
	Financial	& Real Estate
	Services	Development	Total
Balance as of December 31, 2005	$76,674	$1,307	$77,981
Impairment of goodwill (a)	—	(1,307)	(1,307)

Balance as of June 30, 2006	$76,674	$—	$76,674

(a)	In the three months ended June 30, 2006, the Company’s Homebuilding & Real Estate Development segment recognized an impairment charge of $1.3 million in goodwill associated with Levitt’s Tennessee operations (see note 8).
3. Stock Based Compensation
BFC
     The Company has a stock based compensation plan (the “2005 Incentive Plan”) under which restricted unvested stock, incentive stock options and non-qualifying stock options are awarded to officers, directors and employees. The Company’s previous plan expired in 2004 and no future grants can be made under that plan; however, any previously issued options granted under that plan remain effective until either they expire, are forfeited or are exercised. The 2005 Incentive Plan provides for the issuance of up to 3,000,000 shares of Class A Common Stock for restricted stock or option awards. The maximum term of options granted under the 2005 Incentive Plan is ten years.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for six and the three month periods ended June 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years utilizing cliff vesting, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the three and six month periods ended June 30, 2005, the Company recognized share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The impact of adopting SFAS 123R on the Company’s Consolidated Financial Statements for the three and six month periods ended June 30, 2006 (instead of continuing to account for stock-based compensation under APB 25) in non-cash compensation expense was an increase of $1.9 million and $3.7 million, respectively, an increase to the loss before income taxes, net of noncontrolling interest, of $523,000 and $1.0 million, respectively, and an increase to net loss of $462,000 and $775,000, respectively.
     Prior to the adoption of SFAS 123R, the tax benefits of stock option exercises was classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options exercised are classified as operating and financing cash flows. As the Company adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation. In accordance with SFAS 123R, such benefit is recognized upon actual realization of the related tax benefit. During the six month ended June 30, 2006, the Company’s excess tax benefit of approximately $2.9 million was not recognized and will not be recognized until such deductions reduce taxes payable. During the three months ended June 30, 2006, the Company had no transactions relating to the exercise of stock options.
     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three month and six months periods ended June 30, 2005 (in thousands, except per share data)

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income allocable to common stock, as reported	$2,544	$6,756
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and noncontrolling interest	9	19
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and noncontrolling interest	(203)	(411)

Pro forma net income	$2,350	$6,364

Earnings per share:
Basic as reported	$0.10	$0.26

Basic pro forma	$0.09	$0.24

Diluted as reported	$0.08	$0.22

Diluted pro forma	$0.07	$0.21

     The Company recognizes share-based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeitures rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. The Company based its estimated forfeiture rate of its unvested options at January 1, 2006 on its historical experience. The Company’s estimated forfeiture rate is currently 0% based on the fact that historically the Company’s turnover has been negligible.
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

     In June 2006, the Board of Directors granted stock options to employees (both incentive stock options and non-qualified stock options) to acquire an aggregate of 236,500 shares of Class A Common Stock under the 2005 Incentive Plan. The options vest five years from the grant date and expire ten years after the grant date and have an exercise price equal to the closing market price of the Class A Common Stock on the date of the grant. No stock options were granted during the three and six month periods ended June 30, 2005. The table below presents the weighted average assumptions used to value options granted in June 2006:

Stock Price	$6.36
Exercise Price	$6.36
Interest Rate	5.01%
Dividend Rate	0.00%
Volatility	44.22%
Option Life (years)	7.5
Option Value	$3.54
Annual Forfeiture Rate	0.00%
     The following table sets forth information on BFC’s outstanding options for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Outstanding Options at Beginning of Period	1,370,587	5,299,569
Granted	236,500	236,500
Exercised	—	(3,928,982)
Forfeited	—	—

Outstanding Options at June 30, 2006	1,607,087	1,607,087

Exercisable at June 30, 2006		364,527

Available for grant at June 30, 2006		2,509,476

     The following table sets forth information on the weighted average exercise price of BFC’s options for the three and six month periods ended June 30, 2006 and 2005:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Weighted average exercise price of options outstanding	$4.88	$2.64	$4.88	$2.64
Weighted average exercise price of options granted	$6.36	$—	$6.36	$—
Weighted average exercise price of options exercised	$—	$1.49	$2.32	$1.53
Weighted average price of options forfeited	$—	$3.86	$—	$3.74
     The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was approximately $4.2 million and $1.5 million, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was approximately $0 and $702,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was approximately $13.6 million and $744,000, respectively.
     During the six months ended June 30, 2006 the Company accepted 1,278,985 shares of Class A Common Stock with a fair value of $7.4 million and 1,068,572 shares of Class B Common Stock with a fair value of $5.9 million, respectively, as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises. No options were exercised during the three months ended June 30, 2006. During the three and six months ended June 30, 2005, the Company received net proceeds of approximately $161,000 and $173,000 upon the exercise of stock options.
The following table summarizes information about stock options outstanding at June 30, 2006:

		Options Outstanding			Options Exercisable
				Weighted Average
				Remaining
Range of Exercise			Weighted Average	Contractual Life		Weighted Average
Prices	Vested	Unvested	Exercise price	(years)	Shares	Exercise Price
$0.00-$3.00	192,120	498,383	$1.77	5.45	192,120	$1.61
$3.01-$6.00	147,407	—	$3.68	1.54	147,407	$3.68
$6.01-$9.00	25,000	744,177	$7.90	8.92	25,000	$8.40

	364,527	1,242,560	$4.88	6.75	364,527	$2.91

The following table summarizes information about stock options outstanding at June 30, 2005:

		Options Outstanding			Options Exercisable
				Weighted Average
				Remaining
Range of Exercise			Weighted Average	Contractual Life		Weighted Average
Prices	Vested	Unvested	Exercise price	(years)	Shares	Exercise Price
$0.00-$3.00	2,857,668	498,383	$1.69	3.15	2,857,668	$1.67
$3.01-$6.00	1,410,841	—	$3.68	2.54	1,410,841	$3.68
$6.01-$9.00	25,000	276,177	$8.33	9.03	25,000	$8.40

	4,293,509	774,560	$2.64	3.33	4,293,509	$2.37

The following is a summary of the Company’s nonvested restricted stock activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2005	11,262	$100,007
Vested	(11,262)	$(100,007)
Forfeited	—	—
Issued	—	—

Outstanding at June 30, 2006	—	$—

During the three month and six month periods ended June 30, 2006, the Company recognized approximately $50,000 and $100,000, respectively of compensation cost related to vested restricted stock compensation. During July 2006, the Board of Directors granted 30,028 shares of restricted stock under the 2005 Incentive Plan. Restricted stock will be granted in Class A Common Stock and will vest monthly over the 12- month service period. The fair value of the 30,028 shares of restricted stock granted is approximately $200,000 and the cost is expected to be recognized over the 12 month service period between July 2006 through June 2007.

BankAtlantic Bancorp
     BankAtlantic Bancorp has stock based compensation plans under which restricted stock, incentive stock options and non-qualifying stock options were awarded to officers, employees and directors and affiliate employees. Options available for grant under all stock options plans except for the 2005 Restricted Stock and Option Plan (the “Plan”) were canceled during 2005. The Plan provides for the issuance of up to 6,000,000 shares of BankAtlantic Bancorp Class A common stock for restricted stock or option awards.
     Effective January 1, 2006, BankAtlantic Bancorp adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. BankAtlantic Bancorp recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the three and six months ended June 30, 2005, BankAtlantic Bancorp recognized share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
     In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as operating and financing cash flows. As BankAtlantic Bancorp adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation.

     The following table illustrates BankAtlantic Bancorp pro forma effect on net income and earnings per share as if BankAtlantic Bancorp had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three and six months ended June 30, 2005 compared to the actual results reported under SFAS No. 123R for the three and six months ended June 30, 2006.

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands, except share data)	2006		2005	2006		2005
BankAtlantic Bancorp net income, as reported		$8,122	$24,537		$14,834	$44,415
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects		1,177	41		2,246	85
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects		(1,177)	(505)		(2,246)	(1,021)

BankAtlantic Bancorp pro forma net income		$8,122	$24,073		$14,834	$43,479

BankAtlantic Bancorp Earnings per share:
Basic as reported		$0.13	$0.41		$0.24	$0.74

Basic pro forma	$	N/A	$0.40	$	N/A	$0.72

Diluted as reported		$0.13	$0.38		$0.24	$0.69

Diluted pro forma	$	N/A	$0.37	$	N/A	$0.68

     The following is a summary of BankAtlantic Bancorp’s nonvested restricted stock activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2004	147,500	$7.54
Vested	(19,500)	7.17
Forfeited	—	—
Issued	—	—

Outstanding at June 30, 2005	128,000	$7.60

Outstanding at December 31, 2005	132,634	$8.00
Vested	(24,134)	9.42
Forfeited	—	—
Issued	10,000	14.26

Outstanding at June 30, 2006	118,500	$8.23

     As of June 30, 2006, approximately $902,000 of total unrecognized compensation cost was related to unvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 5 years. The fair value of shares vested during the three and six months ended June 30, 2006 was $401,000 and $433,000, respectively.
     BankAtlantic Bancorp recognizes stock based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. BankAtlantic Bancorp based its estimated forfeiture rate of its unvested options at January 1, 2006 on its historical experience during the preceding five years.
     BankAtlantic Bancorp formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that the historical volatility of BankAtlantic Bancorp’s stock should be adjusted to reflect the spin-off of Levitt on December 31, 2003 because BankAtlantic Bancorp’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed BankAtlantic Bancorp’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that BankAtlantic Bancorp’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management began estimating BankAtlantic Bancorp’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of BankAtlantic Bancorp’s historical data. As part of its adoption of SFAS 123R, BankAtlantic Bancorp examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, BankAtlantic Bancorp could not identify any patterns in the exercise of its options. As such, BankAtlantic Bancorp used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
     The table below presents the weighted average assumptions used to value options granted during the six months ended June 30, 2006. There were no options granted during the six months ended June 30, 2005.

	Employees	Directors
Stock Price	$13.60	$13.95
Exercise Price	$13.60	$13.95
Interest Rate	4.66%	4.66%
Dividend Rate	1.12%	1.09%
Volatility	33.00%	33.00%
Option Life (years)	7.50	5.00
Option Value	$5.47	$4.66
Annual Forfeiture Rate	3.00%	0%
     The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity during the six months of 2005 and 2006:

Class A
Outstanding
Options
Outstanding at December 31, 2004	6,174,845
Exercised	(813,770)
Forfeited	(25,785)
Issued	—

Outstanding at June 30, 2005	5,335,290

Outstanding at December 31, 2005	6,039,253
Exercised	(1,324,281)
Forfeited	(148,816)
Issued	37,408
Outstanding at June 30, 2006	4,603,564

Available for grant at June 30, 2006	5,126,253

     As of June 30, 2006, there was $8.9 million of total unearned compensation cost related to BankAtlantic Bancorp’s non-vested Class A common stock options. The cost is expected to be recognized over a weighted average period of 2.3 years. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $20.3 million and $14.1 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $13.0 million and $12.8 million, respectively.

	For the Six Months
	Ended June 30,
	2006	2005
Weighted average exercise price of options outstanding	$10.43	$7.45
Weighted average exercise price of options exercised	$4.07	$2.38
Weighted average price of options forfeited	$13.74	$10.35
     All options granted during 2006 vest in five years and expire ten years from the date of grant, except that options granted to directors vested immediately. The stock options were granted at an exercise price that equaled the fair value of the Class A common stock at the date of grant. Included in the above grants were options to acquire 5,000 shares of the Company’s Class A common stock that were granted to affiliate employees. These options are valued at period end with the change in fair value recorded as an increase or reduction in compensation expense.
     The following table summarizes information about stock options outstanding at June 30, 2006:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 06/30/06	Contractual Life	Price	at 06/30/06	Price
A	$1.90 to $3.83	589,118	4.1 years	$2.98	589,118	$2.98
A	$3.84 to $6.70	676,057	2.1 years	4.87	676,057	4.87
A	$6.71 to $9.36	1,741,166	6.2 years	7.98	61,920	7.97
A	$9.37 to $18.19	114,952	7.4 years	12.68	37,452	10.27
A	$18.20 to $19.02	1,482,271	8.5 years	18.62	59,371	18.48

		4,603,564	6.1 years	$10.43	1,423,918	$4.93

     The following table summarizes information about stock options outstanding at June 30, 2005:

		Options Outstanding			Options Exercisable
			Weighted-	Weighted-		Weighted-
Class of	Range of	Number	Average	Average	Number	Average
Common	Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Stock	Prices	at 06/30/05	Contractual Life	Price	at 06/30/05	Price
A	$1.90 to $3.83	1,468,963	3.9 years	$3.21	771,526	$3.40
A	$3.84 to $6.70	1,227,779	2.9 years	4.96	1,227,779	4.96
A	$6.71 to $9.36	1,839,904	6.9 years	7.98	65,310	8.01
A	$9.37 to $18.19	30,044	2.8 years	9.36	30,044	9.36
A	$18.20 to $19.02	768,600	8.4 years	18.20	35,000	18.20

		5,335,290	5.3 years	$7.45	2,129,659	$4.77

     In July 2006, the Board of Directors of BankAtlantic Bancorp granted incentive and non-qualifying stock options to acquire an aggregate of 892,800 shares of Class A common stock under the BankAtlantic Bancorp, Inc.

2005 Restricted Stock and Option Plan. The options vest in five years and expire ten years after the grant date. The stock options were granted with an exercise price of $14.81 which was equal to the market value of the Class A common stock at the date of grant. The option value calculated using the Black Scholes option pricing model is $6.04 per share. Additionally, during July 2006, non-employee directors were issued 21,390 shares of BankAtlantic Bancorp’s restricted Class A common stock, and options to acquire 10,060 shares of BankAtlantic Bancorp’s Class A common stock. The restricted stock and stock options were granted under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The restricted stock will vest monthly over a 12-month service period. Stock options vested on the date of grant, have a ten-year term and have an exercise price of $14.96, which was equal to the market value of BankAtlantic Bancorp’s Class A common stock on the date of grant. The option value calculated using the Black Scholes option pricing model is $4.97 per share. Compensation expense of $50,000 was recognized in connection with the option grants as the options vest immediately.
Ryan Beck Stock Option Plan:
     Ryan Beck has a stock based compensation plan under which non-qualifying stock options to acquire up to 2,446,500 shares of Ryan Beck Holdings, Inc. Common Stock can be awarded to officers and directors.
     The following is a summary of Ryan Beck’s common stock option activity:

Ryan Beck
Outstanding
Options
Outstanding at December 31, 2004	2,245,500
Exercised	—
Forfeited	(7,500)
Issued	22,000

Outstanding at June 30, 2005	2,260,000

Outstanding at December 31, 2005	2,069,000
Exercised	—
Forfeited	(22,500)
Issued	377,500
Outstanding at June 30, 2006	2,424,000

Available for grant at June 30, 2006	13,500

     Options forfeited during the six months ended June 30, 2006 and 2005 had a weighted average exercise price of $5.26.
The table below presents the weighted average assumptions used to value Ryan Beck options granted during the six months ended June 30, 2006 and 2005.

	For the Six Months
	Ended June 30,
	2006	2005
Stock Price	$8.74	$5.46
Exercise Price	$8.74	$5.46
Interest Rate	4.55%	4.39%
Dividend Rate	0.82%	0.83%
Volatility	38.25%	40.90%
Option Life (years)	7.00	6.00
Option Value	$3.86	$2.33
Annual Forfeiture Rate	9.32%	0%

The stock price was obtained from a third party valuation. All options granted during 2006 to acquire shares of Ryan Beck vest in four years and expire ten years from the date of grant. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $11.9 million and $8.9 million, respectively.
The following table summarizes information about Ryan Beck’s stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 06/30/06	Contractual Life	Price	at 06/30/06	Price
$1.60 to $1.68	1,320,000	5.8 years	$1.62	1,252,500	$1.61
$5.26 to $5.46	726,500	7.7 years	5.27	—	—
$5.50 to $8.74	377,500	9.6 years	8.74	—	—

	2,424,000	7.0 years	$3.82	1,252,500	$1.61

The following table summarizes information about Ryan Beck’s stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	at 06/30/05	Contractual Life	Price	at 06/30/05	Price
$1.60 to $1.68	1,365,000	6.6 years	$1.62	1,065,000	$1.60
$1.70 to $3.50	75,000	8.2 years	3.36	—	—
$5.26 to $5.46	820,000	8.1 years	5.27	—	—

	2,260,000	7.2 years	$3.00	1,065,000	$1.60

During the six months ended June 30, 2005, Ryan Beck repurchased 90,000 shares of Ryan Beck common stock at $5.46 per share in accordance with the terms of the stock option grant. The shares were issued in June 2004 upon exercise of Ryan Beck stock options.
Levitt
On May 11, 2004, Levitt’s Shareholders approved the 2003 Levitt Corporation Stock Incentive Plan (“Plan”). In March 2006, subject to shareholder approval, the Board of Directors of Levitt approved the amendment and restatement of Levitt’s 2003 Stock Incentive Plan to increase the maximum number of shares of Levitt’s Class A Common Stock, $0.01 par value, that may be issued for restricted stock awards and upon the exercise of options under the plan from 1,500,000 to 3,000,000 shares. Levitt’s shareholders approved the Amended and Restated 2003 Stock Incentive Plan at Levitt’s Annual Meeting of Shareholders on May 16, 2006.
The maximum term of options granted under the Plan is 10 years. The vesting period is established by the compensation committee in connection with each grant and is generally five years utilizing cliff vesting. Option awards issued to date become exercisable based solely on fulfilling a service condition.
In the first quarter of 2006, Levitt adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees over the vesting period in their statements of operations. FAS 123R eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which generally resulted in no compensation expense recorded in the financial statements related to the granting of stock options to employees if certain conditions were met.
     Levitt adopted FAS 123R using the modified prospective method effective January 1, 2006, which requires Levitt to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remained outstanding at the date of adoption. Accordingly, amounts for periods prior to January 1, 2006 presented herein have not been restated to reflect the adoption of FAS 123R. The proforma effect for the three and six months ended June 30, 2005 is as follows and has been disclosed to be consistent with prior accounting rules (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Levitt pro forma net income
Levitt net income, as reported	$6,052	$35,870
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effect	(154)	(306)

Levitt pro forma net income	$5,898	$35,564

Levitt basic earnings per share:
As reported	$0.31	$1.81
Pro forma	$0.30	$1.79

Levitt diluted earnings per share:
As reported	$0.30	$1.79
Pro forma	$0.29	$1.78
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of Levitt’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options under the straight-line method.
     No stock options were granted in the three and six months ended June 30, 2005. The fair value of each option granted in the three and six months ended June 30, 2006 was estimated using the following assumptions:

Expected volatility	37.5023% - 37.5037%
Weighted-average volatility	37.50%
Expected dividend yield	.39% - .54%
Weighted-average dividend yield	.42%
Risk-free interest rate	5.02% - 5.13%
Weighted-average risk-free rate	5.05%
Expected life	7.5 years
Forfeiture rate — executives	5.0%
Forfeiture rate — non-executives	10.0%

Expected volatility is based on the historical volatility of Levitt’s stock. Due to the short period of time Levitt has been publicly traded, the historical volatilities of similar publicly traded entities are reviewed to validate Levitt’s expected volatility assumption. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of US Treasury bonds on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The expected life of stock option awards granted is based upon the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107. Due to the short history of stock option activity, forfeiture rates are estimated based on historical employee turnover rates.
Non-cash stock compensation expense for the three and six months ended June 30, 2006 related to unvested stock options amounted to $611,812 and $1,263,058, respectively, with an expected or estimated income tax benefit of $173,000 and $342,000, respectively. The impact of adopting SFAS No. 123R on basic and diluted loss per share for the three and six months ended June 30, 2006 was $0.03 per share and $0.05 per share, respectively. At June 30, 2006, Levitt had approximately $8.7 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 3.5 years.
Levitt’s stock option activity under the Plan for the six months ended June 30, 2006 was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$0
Granted	37,500	19.40		$6
Exercised	—	—		—
Forfeited	96,250	$26.03		$0

Options outstanding at June 30, 2006	1,246,426	$25.37	8.27 years	$6

Vested and expected to vest in the future at June 30, 2006	1,031,239	$25.37	8.27 years	$5

Options exercisable at June 30, 2006	55,176	$22.33	7.79 years	—

Stock available for equity compensation grants at June 30, 2006	1,746,687
A summary of Levitt’s non-vested shares activity for the six months ended June 30, 2006 was as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
		Grant Date	Remaining	Value (in
	Shares	Fair Value	Contractual Term	thousands)
Non-vested at December 31, 2005	1,250,000	$13.44		$0
Grants	37,500	$9.38		$6
Vested	—	—		—
Forfeited	96,250	$13.01		$0

Non-vested at June 30, 2006	1,191,250	$13.35	8.30 years	$6

Levitt also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2005, Levitt granted 6,887 restricted shares of Class A common stock to non-employee directors under the Plan. The restricted stock vested monthly over a 12 month period and all shares of restricted stock under these grants were vested at June 30, 2006. Non-cash stock compensation expense for the three months ended June 30, 2006 and 2005 related to restricted stock awards amounted to $55,000 and $0, respectively. Non-cash stock compensation expense for the six months ended June 30, 2006 and 2005 related to restricted stock awards amounted to $110,000 and $0, respectively.
Levitt’s total non- cash stock compensation expense for the three and six months ended June 30, 2006 amounted to $669,000 and $1.4 million, respectively, with no expense recognized in 2005.
Subsequent to June 30, 2006, Levitt granted 639,655 stock options and 4,971 shares of restricted stock to employees and directors of Levitt at the fair market value on the date of grant.
4. Discontinued Operations
In November 2004, a tenant occupying 21% of the square footage of the BMOC shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Because of the negative cash flow, the mortgage was not paid in accordance with its terms; rather, cash flow to the extent available from the shopping center was paid to the lender. The noteholder on September 14, 2005 filed a Notice of Hearing Prior to Foreclosure of Deed of Trust which among other things indicated that the shopping center was scheduled to be sold on November 29, 2005. On December 19, 2005, the shopping center was transferred to the lender in full settlement of the note of $8.2 million. The financial results of BMOC are reported as discontinued operations. There was no activity related to Discontinued Operations during the six and three month periods ended June 30, 2006.
BMOC’s components of earnings (loss) from discontinued operations for the three and six month periods ended June 30, 2005 was as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
BFC Activities — Revenues
Other income	$44	$57
BFC Activities — Expenses
Interest expense	191	380

Loss from discontinued operations	(147)	(323)
Benefit for income taxes	(57)	(125)

Loss from discontinued operations, net of tax	$(90)	$(198)

5. Securities Owned
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

     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
States and municipal obligations	$55,117	$76,568
Corporate debt	4,771	3,410
Obligations of U.S. Government agencies	56,509	45,827
Equity securities	30,400	23,645
Mutual funds and other	22,468	28,359
Certificates of deposit	5,392	2,483

	$174,657	$180,292

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under agreements with its clearing brokers. Securities owned are pledged as collateral for clearing broker borrowings. As of June 30, 2006 and December 31, 2005, balances due from clearing brokers were $4.0 million and $0, respectively. As of June 30, 2006 and December 31, 2005, balances due to the clearing brokers were $38.7 million and $24.5 million, respectively.
     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Equity securities	$2,904	$3,780
Corporate debt	1,146	1,332
State and municipal obligations	107	41
Obligations of U.S. Government agencies	34,793	29,653
Certificates of deposits	223	371

	$39,173	$35,177

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.
     During the year ended December 31, 2005, Ryan Beck organized a Delaware limited partnership to operate as a hedge fund that primarily trades equity securities. The Partnership is consolidated for accounting purposes into its General Partner, a wholly-owned subsidiary of Ryan Beck, which controls the Partnership. Included in securities owned and securities sold but not yet purchased was $8.2 million and $0, respectively, associated with the Partnership at June 30, 2006 compared to $3.4 million and $1.3 million, respectively, at December 31, 2005.
6. Benihana Convertible Preferred Stock Investment
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock if converted would represent approximately 25% of Benihana voting and 10% of Benihana economic interest. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.

7. Loans Receivable
     The loan portfolio consisted of the following components (in thousands):

	June 30,	December 31,
	2006	2005
Real estate loans:
Residential	$2,060,161	$2,043,055
Construction and development	928,215	1,339,576
Commercial	1,071,760	1,066,598
Small business	174,018	151,924
Other loans:
Home equity	524,735	513,813
Commercial business	148,730	89,752
Small business — non-mortgage	89,094	83,429
Consumer loans	15,489	21,469
Deposit overdrafts	6,458	5,694
Other loans	1,000	2,071
Discontinued loans products (1)	593	1,207

Total gross loans	5,020,253	5,318,588

Adjustments:
Undisbursed portion of loans in process	(493,274)	(649,296)
Premiums related to purchased loans	3,303	5,566
Deferred fees	(2,729)	(3,231)
Deferred profit on commercial real estate loans	(218)	(231)
Allowance for loan and lease losses	(42,618)	(41,830)

Loans receivable — net	$4,484,717	$4,629,566

(1)	Discontinued loan products consist of lease financings and indirect consumer loans. These loan products were discontinued during prior periods.
     BankAtlantic Bancorp’s loans to Levitt had an outstanding balance of $0 and $223,000, at June 30, 2006 and December 31, 2005, respectively. These inter-company loans and related interest were eliminated in consolidation. For the three and six months ended June 30, 2005 interest for these inter-company loans was approximately $207,000 and $820,000, respectively.
8. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land and land development costs	$557,836	$467,747
Construction costs	156,208	120,830
Capitalized costs	64,196	43,860
Other	119	160

Total	$778,359	$632,597

     Real estate held for development and sale consisted of the combined real estate assets of Levitt and its subsidiaries as well as a real estate venture that was acquired by BankAtlantic in connection with the acquisition of a financial institution in 2002.
     The Company reviews long-lived assets, consisting primarily of inventory of real estate, for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
     Levitt’s Tennessee operations have delivered lower than expected margins. Furthermore, Levitt has continued to experience significant start-up costs associated with expansion from the Memphis to the Nashville market, as well as the departure of key management personnel in the three months ended June 30, 2006. Levitt also experienced a downward trend in home deliveries in its Tennessee market in the three months ended June 30, 2006. Levitt conducted an impairment review of the inventory of real estate associated with the Tennessee operations which resulted in recording a $4.7 million write down of inventory. The $4.7 million is included in the Consolidated Statement of Operations in Homebuilding & Real Estate Development in other expenses. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. Management of Levitt is currently evaluating various strategies for its assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
9. Investments in Unconsolidated Affiliates
     The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	June 30,	December 31,
	2006	2005
Investment in Bluegreen	$97,555	$95,828
Investment in real estate joint ventures	4,511	4,749
Investment in statutory business trusts	10,011	9,547

	$112,077	$110,124

     The Consolidated Statements of Operations include the following amounts for investments in unconsolidated affiliates (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Equity in Bluegreen earnings	$2,152	$4,729	$2,103	$6,867
Equity in joint ventures earnings	45	42	715	132
Equity in statutory trusts earnings	156	137	306	268

Income from unconsolidated affiliates	$2,353	$4,908	$3,124	$7,267

     During 2005, BankAtlantic Bancorp invested in a rental real estate venture. The business purpose of this joint venture was to manage certain rental property with the intent to sell the property in the foreseeable future. BankAtlantic Bancorp was entitled to receive an 8% preferred return on its investment and 35% of any profits after return of BankAtlantic Bancorp’s investment and the preferred return. In January 2006, a gain of approximately $600,000 was recognized and BankAtlantic Bancorp received a capital distribution of its $4.5 million investment in the joint venture as the underlying rental property in the joint venture was sold.

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
     The remaining investments in unconsolidated subsidiaries consist of investments in statutory business trusts that were formed as financing vehicles solely to issue trust preferred securities.
     Levitt’s investment in Bluegreen is accounted for under the equity method. At June 30, Levitt owned approximately 9.5 million shares, or approximately 31%, of Bluegreen’s outstanding common stock.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
Total assets	$846,893	$694,243

Total liabilities	$516,187	$371,069
Minority interest	11,043	9,508
Total shareholders’ equity	319,663	313,666

Total liabilities and shareholders’ equity	$846,893	$694,243

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues and other income	$165,481	191,136	312,218	325,787
Cost and other expenses	153,105	165,944	292,265	289,416

Income before minority interest and provision for income taxes	12,376	25,192	19,953	36,371
Minority interest	1,677	948	2,699	1,721

Income before provision for income taxes	10,699	24,244	17,254	34,650
Provision for income taxes	4,119	9,334	6,643	13,340

Income before cumulative effect of change in accounting principle	6,580	14,910	10,611	21,310
Cumulative effect of change in accounting principle, net of tax	—	—	(5,678)	—
Minority interest in cumulative effect of change in accounting principle	—	—	1,184	—

Net income	$6,580	14,910	6,117	21,310

     Effective January 1, 2006 Bluegreen adopted Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”) which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the six months ended June 30, 2006 which reduced the equity in earnings in Bluegreen by approximately $1.4 million and accordingly increased the Company’s net loss by approximately $86,000, net of income tax and noncontrolling interest, for the same period.
     On July 27, 2006, Bluegreen announced that its Board of Directors (“Bluegreen Board”) had declared a dividend of one preferred share purchase right (“Right”) for each outstanding share of Bluegreen common stock. Pursuant to the terms announced, the Rights will only be exercisable in certain events if a person or group acquires 15% or more of Bluegreen’s common stock without the prior approval of the Bluegreen Board. Bluegreen has advised Levitt that its holdings will not trigger the rights agreement.
10. Impairment of Goodwill and Property and Equipment
Impairment of Goodwill
     Goodwill acquired in a purchase business combination and determined to have an infinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts, on at least an annual basis, a review of the reporting entity with goodwill to determine whether the carrying value of goodwill exceeds the fair market value. In the three months ended June 30, 2006, an impairment review was conducted by Levitt of the goodwill related to the Tennessee operations. The profitability and estimated cash flows of this reporting entity were determined to have declined to a point where the carrying value of the assets exceeded their market value. A discounted cash flow methodology was used to determine the amount of impairment resulting in a write down of the goodwill in the amount of approximately $1.3 million. This write down is included in Homebuilding & Real Estate Development other expenses in the Consolidated Statement of Operations for the three and six months ended June 30, 2006.
Impairment of Property and Equipment
     During May 2005, BankAtlantic opened its new corporate center which also serves as BankAtlantic Bancorp’s, Levitt’s and the Company’s corporate headquarters. As a result of the corporate center relocation and the contemplated demolition of BankAtlantic’s former corporate headquarters building, an impairment charge for the $3.7 million carrying value of the building and equipment was recorded in the Consolidated Statement of Operations during the three and six months ended June 30, 2005.
11. Defined Benefit Pension Plan
     At December 31, 1998, BankAtlantic froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date. BankAtlantic is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees. Under the Plan, net periodic pension expense incurred includes the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	407	388	814	776
Expected return on plan assets	(547)	(525)	(1,094)	(1,050)
Amortization of unrecognized net gains and losses	237	168	474	336

Net periodic pension expense	$97	$31	$194	$62

     BankAtlantic did not contribute to the Plan during the six months ended June 30, 2006 and 2005. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2006.

12. Advances from the Federal Home Loan Bank
     During the three and six months ended June 30, 2006, BankAtlantic prepaid $433.5 million and $484.0 million of fixed rate Federal Home Loan Bank (“FHLB”) advances. Of this amount, $394.0 million had an average interest rate of 5.44% and were scheduled to mature in 2008, and the remaining $90.0 million had an average interest rate of 4.79% and were scheduled to mature between 2009 and 2011. During the three months ended June 30, 2006, BankAtlantic incurred prepayment penalties of $1.0 million upon the repayment of $368.5 million of advances and recorded a gain of $1.1 million upon the repayment of $65.0 million of advances. During the six months ended June 30, 2006, BankAtlantic incurred prepayment penalties of $1.4 million upon the repayment of $394.0 million of advances and recorded a gain of $1.5 million upon the repayment of $90.0 million of advances.
     BankAtlantic prepaid these advances as part of a market risk strategy to reduce the effects of an asset sensitive portfolio on the net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     Of the remaining FHLB advances outstanding at June 30, 2006, $47.0 million mature between 2008 and 2010 and have a fixed weighted average interest rate of 5.83%, $980 million are LIBOR-based floating rate advances that mature between 2006 and 2007 and had a weighted average interest rate of 5.23% and $100 million are callable adjustable rate advances that bear interest at a LIBOR-based floating rate which adjusts quarterly, have maturities between 2009 and 2012 and currently have a weighted average interest rate of 4.79%.
13. Other Debt
     On April 24, 2006, Levitt and Sons entered into an amendment to an existing credit facility with a third party lender. The amendment increased the amount available for borrowing under the facility from $75.0 million to $125.0 million and amended certain of the initial credit agreement’s definitions. All other material terms of this existing credit facility remain unchanged.
     On May 31, 2006, Levitt and Sons entered into an amendment to an existing credit facility with a third party lender. The amendment increased the amount available for borrowing under the facility from $100.0 million to $125.0 million and amended certain of the initial credit agreement’s definitions. All other material terms of this existing facility remained unchanged.
     On June 1, 2006, Levitt formed a statutory business trust (“LCT III”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures. LCT III issued $15.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.251% through June 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 3.80% until the scheduled maturity date of June 2036. In addition, Levitt contributed $464,000 to LCT III in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from Levitt. The terms of LCT III’s common securities are nearly identical to the trust preferred securities.
     On June 19, 2006, Levitt and Sons entered into an amendment to an existing credit facility with a third party lender. The amendment increased the amount available for borrowing under the facility from $100 million to $125 million and increased the amount available for letters of credit from $15.0 million to $30.0 million. All other material terms of this existing facility remained unchanged.
     On June 26, 2006, Core Communities entered into a loan for up to $60.9 million with a third party for the development of a commercial project. The construction loan is secured by a first mortgage on the project and all improvements. A performance and payment guarantee was provided by Core Communities. The construction loan accrues interest at 30-day LIBOR plus a spread of 170 basis points. The construction loan is due and payable on June 26, 2009 and is subject to two twelve-month extensions, subject to satisfaction of certain specified conditions.

Interest is payable monthly during the initial term of the loan, while interest and principal payments based on a 30-year amortization are payable monthly during the extension periods.
     On July 18, 2006, Levitt formed a statutory business trust ( “LCT IV”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures. LCT IV issued $15.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.349% through September 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 3.80% until the scheduled maturity date of September 2036. In addition, Levitt contributed $464,000 to LCT IV in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from Levitt. The terms of LCT IV’s common securities are nearly identical to the trust preferred securities.
14. Noncontrolling Interest
     The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	June 30,	December 31,
	2006	2005
BankAtlantic Bancorp	$408,375	$404,118
Levitt	290,801	291,675
Joint Venture Partnerships	718	729

	$699,894	$696,522

     During the second quarter of 2006 the Board of Directors of BankAtlantic Bancorp approved the repurchase of up to 6,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock, which constitutes approximately 10% of the total of its Class A and Class B Common Stock presently outstanding. The timing and amount of repurchases will depend on market conditions, share price, trading volume and other factors, and there is no assurance that BankAtlantic Bancorp will repurchase shares during any period. No termination date was set for the buyback program. Shares may be purchased on the open market or through private transactions. During the three months ended June 30, 2006 BankAtlantic Bancorp purchased and retired 250,000 shares of its Class A common stock at an average price per share of $14.50.
     Any shares repurchased by BankAtlantic Bancorp has the effect of increasing the Company’s percentage ownership of BankAtlantic Bancorp. The purchase and retirement of BankAtlantic Bancorp’s 250,000 shares increased BFC’s economic ownership in BankAtlantic Bancorp by less than 1%.

15. BankAtlantic Branch Sale
     In January 2005, BankAtlantic sold a branch that was acquired in March 2002 in connection with the acquisition of a financial institution.
     The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the branch sale (in thousands).

Amount
Assets sold:
Loans	$2,235
Property and equipment	733
Liabilities transferred:
Deposits	(17,716)
Accrued interest payable	(27)

Net assets sold	(14,775)
Write-off of core deposit intangible assets	248
Gain on sale of branch (a)	922

Net cash outflows from sale of branch	$(13,605)

(a)	The gain on sale of the branch is included in Financial Services other income in the Consolidated Statement of Operations.
16. Interest Expense
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest expense	$49,071	$40,766	$96,413	$76,135
Interest capitalized	(9,822)	(4,536)	(18,331)	(8,484)

Interest expense, net	$39,249	$36,230	$78,082	$67,651

17. Commitments, Contingencies and Financial Instruments with off-Balance Sheet Risk
     Commitments and financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2006	2005
BFC Activities
Guaranty agreements	$21,528	$21,660
Financial Services
Commitments to sell fixed rate residential loans	24,575	13,634
Commitments to sell variable rate residential loans	4,518	4,438
Commitments to sell variable rate commercial loans	33,399	0
Commitments to purchase variable rate residential loans	144,576	6,689
Commitments to originate loans held for sale	29,952	16,220
Commitments to originate loans	320,132	311,081
Commitments to extend credit, including the undisbursed portion of loans in process	965,098	1,151,054
Commitments to purchase branch facilities land	6,199	5,334
Standby letters of credit	70,013	67,868
Commercial lines of credit	104,443	119,639
Homebuilding & Real Estate Development
Levitt’s commitments to purchase properties for development	178,800	186,200
BFC Activities
     BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. Cypress Creek Capital (“CCC”), a wholly owned subsidiary of BFC, has a one percent non-managing general partner interest in a limited partnership that has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC guarantees certain amounts on two nonrecourse loans. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.5 million, the full amount of the indebtedness. Based on the assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements. As non-managing general partner of the limited partnership and managing member of the limited liability companies, CCC does not control or have the ability to make major decisions without the consent of all partners.
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
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $48.7 million at June 30, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $21.3 million at June 30, 2006. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2006 and December 31, 2005 was $230,000 and $183,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Homebuilding & Real Estate Development
     At June 30, 2006, Levitt had entered into contracts to acquire approximately $178.8 million of properties for development. Approximately $106.4 million of these commitments are subject to due diligence and satisfaction of certain requirements and conditions during which time the deposits remain fully refundable. The remaining contracts have nonrefundable deposits because Levitt’s due diligence period has expired. Should Levitt decide not to purchase the underlying properties, liability would be limited to the amount of the deposits. As such there is no assurance that Levitt will fulfill these contracts. Levitt’s management carefully reviews all commitments to ensure they are in line with its objectives The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the completion of due diligence.

	Purchase		Expected
	Price	Units	Closing
Homebuilding Division	$175.3 million	5,078 units	2006-2007
Other Operations	3.5 million	90 units	2006
     At June 30, 2006, cash deposits of approximately $2.1 million secured Levitt’s commitments under these contracts.
     At June 30, 2006, Levitt had outstanding surety bonds and letters of credit of approximately $126.1 million related primarily to obligations to various governmental entities to construct improvements in various communities. Levitt estimates that approximately $98.5 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn.
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

     The following table sets forth for the Company, BankAtlantic Bancorp, Levitt and Bluegreen related party transactions at June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. Such amounts were eliminated in the Company’s consolidated financial statements.

				BankAtlantic
(In thousands)			BFC	Bancorp	Levitt	Bluegreen
For the three months ended June 30, 2006
Shared service income (expense)	(a	)	$525	$(142)	$(308)	$(75)
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$11	$(147)	$136	$—
For the three months ended June 30, 2005
Shared service income (expense)	(b	)	$(96)	$259	$(199)	$36
Interest income (expense) from notes receivable/payable			$—	$207	$(207)	$—
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$7	$(106)	$99	$—

For the six months ended June 30, 2006
Shared service income (expense)	(a	)	$1,031	$(282)	$(610)	$(139)
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$21	$(299)	$278	$—
For the six months ended June 30, 2005
Shared service income (expense)	(b	)	$(176)	$340	$(348)	$184
Interest income (expense) from notes receivable/payable			$—	$820	$(820)	$—
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$14	$(255)	$241	$—
Fees income (expense) relating to the underwritten public offering			$(1,195)	$1,195	$—	$—

At June 30, 2006
Cash and cash equivalents and (securities sold under agreements to repurchase)			$1,377	$(12,980)	$11,603	$—
At December 31, 2005
Cash and cash equivalents and (securities sold under agreements to repurchase)			$1,115	$(6,238)	$5,123	$—
Notes receivable (payable)			$—	$223	$(223)	$—

(a)	Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. This arrangement provided that certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations and such costs are allocated based upon the usage by the respective services. Also as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

(b)	In 2005, BankAtlantic Bancorp maintained service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provided certain human resources, risk management, project planning, system support and investor and public relations services. For such services BankAtlantic Bancorp was compensated on a cost plus 5% basis. Additionally, in 2005 Levitt reimbursed BankAtlantic for office facilities costs.
     When former BankAtlantic Bancorp employees were transferred to an affiliate Company, BankAtlantic Bancorp elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. As a consequence, as of June 30, 2006 options to acquire 128,621 shares of BankAtlantic Bancorp’s Class A common stock held by affiliate employees were outstanding with a weighted average exercise price of $12.62. Of these outstanding options, 117,584 options with a weighted average exercise price of $13.48 were unvested resulting in BankAtlantic Bancorp recording $33,000 and $66,000 of compensation expense associated with these unvested options during the three and six months ended June 30, 2006. Additionally, BankAtlantic Bancorp in prior periods has issued options to acquire shares of its Class A stock to employees of BankAtlantic Bancorp affiliated companies. As of June 30, 2006, 177,977 options to acquire shares of BankAtlantic Bancorp’s Class A common stock were granted to these affiliate employees were outstanding with weighted average exercise prices of $8.92. Of these outstanding options, 140,621 options with a weighted average exercise price of $4.03 were unvested resulting in BankAtlantic Bancorp recording $30,000 and $60,000 of compensation expense associated with these unvested options during the three and six months ended June 30, 2006. During the six months ended June 30, 2006 and 2005 former employees exercised 51,464 and 41,146 of options, respectively, to acquire BankAtlantic Bancorp Class A common stock at a weighted average exercise price of $3.28 and $3.52, respectively.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of BankAtlantic Bancorp, is of counsel. Fees aggregating approximately $262,000 and $763,000 during the six months ended June 30, 2006, respectively, were paid to Ruden, McClosky by Levitt. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.
     At June 30, 2006, Mr. Abdo had an outstanding balance of $1.0 million in connection with funds borrowed in July 2002 on a recourse basis. Mr. Abdo’s borrowing requires monthly interest payments at the prime rate plus 1%, is due on demand and is secured by 2,127,470 shares of Class A Stock and 370,750 shares of Class B Stock.
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
     Included in BFC’s other asset at June 30, 2006 and December 31, 2005, was approximately $161,000 due from affiliates.
     Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,294 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to be controlling shareholder with beneficial ownership of approximately 41.6% of Florida Partners Corporation and is also a member of its Board of Directors. Glen R. Gilbert, Executive Vice President and Secretary of the Company holds similar positions at Florida Partners Corporation.

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
     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Basic (loss) earnings per share
Numerator:
(Loss) income from continuing operations allocable to common stock	$(260)	$2,634	$(713)	$6,954
Loss from discontinued operations, net of taxes	—	(90)	—	(198)

Net (loss) income allocable to common stock	$(260)	$2,544	$(713)	$6,756

Denominator:
Weighted average number of common shares outstanding	35,815	28,774	35,450	28,460
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	33,422	26,381	33,057	26,067

Basic (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.01)	$0.10	$(0.02)	$0.27
Loss per share from discontinued operations	—	—	—	(0.01)

Basic (loss) earnings per share	$(0.01)	$0.10	$(0.02)	$0.26

Diluted (loss) earnings per share
Numerator
Net (loss) income allocable to common stock	$(260)	$2,544	$(713)	$6,756
Effect of securities issuable by subsidiaries	(6)	(236)	(23)	(402)

Net (loss) income allocable to common stock after assumed dilution	$(266)	$2,308	$(736)	$6,354

Denominator
Basic weighted average number of common shares outstanding	33,422	26,381	33,057	26,067
Common stock equivalents resulting from stock-based compensation	—	2,521	—	2,557

Diluted weighted average shares outstanding	33,422	28,902	33,057	28,624

Diluted (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.01)	$0.08	$(0.02)	$0.23
Loss per share from discontinued operations	—	—	—	(0.01)

Diluted (loss) earnings per share	$(0.01)	$0.08	$(0.02)	$0.22

     For the three and six months ended June 30, 2006, 938,539 and 1,315,247, respectively, of options to acquire shares of common stock were anti-dilutive.

20. Parent Company Financial Information
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
     BFC’s parent company unaudited Condensed Statements of Financial Condition at June 30, 2006 and December 31, 2005, unaudited Condensed Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 and unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005 are shown below:
Parent Company Condensed Statements of Financial Condition
(In thousands)

	June 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$18,891	$26,683
Investment securities	2,123	2,034
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	935	950
Investment in BankAtlantic Bancorp, Inc.	112,326	112,218
Investment in Levitt Corporation	57,937	58,111
Investment in and advances to wholly owned subsidiaries	1,439	1,631
Loans receivable	1,000	2,071
Other assets	3,249	960

Total assets	$217,900	$224,658

Liabilities and Shareholders’ Equity
Advances from wholly owned subsidiaries	$582	$462
Other liabilities	6,824	7,417
Deferred income taxes	32,951	33,699

Total liabilities	40,357	41,578

Total shareholders’ equity	177,543	183,080

Total liabilities and shareholders’ equity	$217,900	$224,658

Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$603	$332	$1,176	$632
Expenses	2,141	1,977	4,361	4,142

(Loss) before undistributed earnings from subsidiaries	(1,538)	(1,645)	(3,185)	(3,510)
Equity from earnings in BankAtlantic Bancorp	1,749	5,200	3,208	9,568
Equity from (loss) earnings in Levitt	(123)	1,006	(232)	5,961
Equity from (loss) in other subsidiaries	(143)	(106)	(175)	(245)

(Loss) income before income taxes	(55)	4,455	(384)	11,774
Provision (benefit) for income taxes	18	1,634	(46)	4,445

(Loss) income from continuing operations	(73)	2,821	(338)	7,329
Loss from discontinued operations, net of tax	—	(90)	—	(198)

Net (loss) income	(73)	2,731	(338)	7,131
5% Preferred Stock dividends	187	187	375	375

Net (loss) income allocable to common stock	$(260)	$2,544	$(713)	$6,756

Parent Company Statements of Cash Flow — Unaudited
(In thousands)

	For the six Months
	Ended June 30,
	2006	2005
Operating Activities:
Net cash used in operating activities	$(3,397)	$(953)

Investing Activities:
Dividends from subsidiaries	1,135	1,056
Investment in real estate limited partnership	(1,000)	—

Net cash provided by investing activities	135	1,056

Financing Activities:
Issuance of common stock net of issuance costs	—	42,383
Repayments of borrowing	—	(11,483)
Proceeds from the issuance of Class B Common Stock upon exercise of stock options	—	172
Borrowings	—	1,000
Payment of the minimum withholding tax upon the exercise of stock option	(4,155)	—
5% Preferred Stock dividends paid	(375)	(375)

Net cash used in (provided by) financing activities	(4,530)	31,697

(Decrease) increase in cash and cash equivalents	(7,792)	31,800
Cash at beginning of period	26,683	1,520

Cash at end of period	$18,891	$33,320

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$—	$234
Net (decrease) increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(313)	441
(Decrease) increase in accumulated other comprehensive income, net of taxes	(804)	4
Decrease in shareholders’ equity for the tax effect related to the exercise of employee stock options	—	(12)
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	4,156	—

21. Nonmonetary Transactions
     During the second quarter of 2006, BankAtlantic completed an exchange of branch facilities with an unaffiliated financial institution. The transaction was a real estate for real estate exchange with no cash payments involved. The transaction was accounted for at the fair value of the branch facility transferred and BankAtlantic recognized a $1.8 million gain in connection with the exchange.
     During the second quarter of 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B Common Stock for their interest in MasterCard. BankAtlantic received $458,000 in cash and 25,587 shares of MasterCard’s Class B Common Stock. The $458,000 cash proceeds were reflected in the Consolidated Statement of Operations in Financial Services other income. The Class B Common Stock received was accounted for as a nonmonetary transaction and recorded at historical cost.
22. Settlement of Compliance Matter
     In April 2006, BankAtlantic Bancorp entered into a deferred prosecution agreement with the Department of Justice relating to deficiencies identified in BankAtlantic’s Bank Secrecy Act and anti-money laundering compliance programs, and at the same time entered into a cease and desist order with the Office of Thrift Supervision, and a consent with FinCEN relating to these compliance deficiencies. Under the agreement with the Department of Justice, BankAtlantic made a payment of $10 million to the United States Treasury. The Office of Thrift Supervision and FinCEN have each independently assessed a civil money penalty of $10 million. Under the OTS order and the FinCEN consent, the OTS and FinCEN assessments were satisfied by the $10 million payment made pursuant to the agreement with the Department of Justice. BankAtlantic Bancorp established a $10 million reserve during the fourth quarter of 2005 with respect to these matters and the payment has no impact on 2006 financial results. Provided that BankAtlantic complies with its obligations under the deferred prosecution agreement for a period of 12 months, the Department of Justice has agreed to take no further action in connection with this matter. BankAtlantic has been advised that the cease and desist order issued by the Office of Thrift Supervision and the FinCEN consent will have no effect on BankAtlantic’s ongoing operations and growth, provided that BankAtlantic remains in full compliance with the terms of the orders.
23. New Accounting Pronouncements
     In December 2004, FASB issued Statement No. 152 (“Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67). This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Effective January 1, 2006, Bluegreen adopted SOP 04-02 which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the six months ended June 30, 2006 which reduced the equity in earnings in Bluegreen by approximately $1.4 million and accordingly increased the Company’s net loss by approximately $86,000, net of income tax and noncontrolling interest, for the same period.
     In December 2004, FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective for the Company’s fiscal year ending December 31, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be up to

9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes. This will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The Company continues to assess the potential impact of this new deduction for the year ending December 31, 2006.
     In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”.) FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and is likely to cause greater volatility in the Company’s provision for income taxes. The interpretation also revises disclosure requirements including a tabular presentation to reflect the roll-forward of unrecognized tax benefits. The interpretation for the Company is effective as of January 1, 2007 and any changes in net assets that results from the application of this interpretation should be reflected as an adjustment to retained earnings. Management is currently in the process of determining whether it has taken or expects to take any uncertain tax positions and evaluating the requirements of this interpretation.
     In March 2006, the FASB issued SFAS No. 156, (“Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”.) This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company currently does not own servicing financial assets or liabilities and management believes that the adoption of this Statement will not have an impact on the Company’s financial statements.
24 Litigation
     On May 26, 2005 a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against Levitt in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of residents in one of Levitt’s communities in Central Florida. The complaint alleges, among other claims, construction defects and unspecified damages ranging from $50,000 to $400,000 per house. While there is no assurance that Levitt will be successful, Levitt believes it has valid defenses and is engaged in a vigorous defense of the action.

BFC Financial Corporation and Subsidiaries
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2006 and 2005, respectively.
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
     On June 20, 2006 the Company announced that its Class A Common Stock was approved for listing on the NYSE Arca exchange (“NYSE Arca”) under the symbol “BFF” and on June 22, 2006, the Company commenced trading on the NYSE Arca. From April 2003 through June 19, 2006 BFC’s Class A Common Stock traded on the NASDAQ National Market.
     As a holding company with control positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require the consolidation of the financial results of both BankAtlantic Bancorp and Levitt. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s consolidated financial statements. Except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from the entity. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 21.6% and 16.6%, respectively, which results in BFC recognizing only 21.6% and 16.6% of BankAtlantic Bancorp’s and Levitt’s income, respectively. The portion of income in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements to calculate the income of BFC. Additionally, the Company owns equity securities in the technology sector owned by partnerships included in our consolidated financial statements based on our general partner interest in those partnerships.
     As of June 30, 2006, we had total consolidated assets of approximately $7.4 billion, including the assets of our consolidated subsidiaries, noncontrolling interest of $699.9 million and shareholders’ equity of approximately $177.5 million.

     BFC’s ownership in BankAtlantic Bancorp and Levitt as of June 30, 2006 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.78%	7.84%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.57%	54.84%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.61%	52.91%
Forward Looking Statement
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation (“the Company” or “BFC”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance.
     Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, investment banking, real estate development, homebuilding, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that BFC may not have sufficient available cash to make desired investments or to fund operations;

•	that BFC shareholders’ interests may be diluted in transactions utilizing BFC stock for consideration;

•	that the performance of entities in which the Company holds interests may not be as anticipated; and

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made.
     With respect to BankAtlantic Bancorp the risks and uncertainties that may affect BankAtlantic Bancorp are:
•	credit risks and loan losses and the related sufficiency of the allowance for loan losses; including the impact on the credit quality of BankAtlantic loans from changes in the real estate market in its trade area;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including the impact on the BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on BankAtlantic Bancorp activities and the value of its assets;

•	BankAtlantic’s seven-day banking initiative, new store expansion program and other growth, marketing or advertising initiatives not resulting in continued growth of low cost deposits or producing results which justify their costs;

•	successfully opening the anticipated number of new stores in 2006 and 2007 and achieving growth and profitability at the stores; and

•	the impact of periodic testing of goodwill and other intangible assets for impairment; and

•	that past performance, actual or estimated new account openings and growth rates may not be indicative of future results.
     Further, this document contains forward-looking statements with respect to Ryan Beck & Co., a BankAtlantic Bancorp subsidiary, which are subject to a number of risks and uncertainties including, but not limited to the risks and uncertainties associated with:
•	operations, products and services, changes in economic or regulatory policies;

•	its ability to recruit and retain financial consultants;

•	the volatility of the stock market and fixed income markets, as well as its finance, investment banking and capital markets areas, including that the associated increased headcount will produce results which justify the increased expenses; and

•	additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control.
     Moreover, this document also contains forward-looking statements with respect to the pursuit of financial alternatives regarding BankAtlantic Bancorp’s investment in Ryan Beck. which are subject to a number of risks and uncertainties including, but not limited to the fact that a financial transaction may not be consummated when anticipated, if at all or may be consummated on terms different than those currently contemplated.
     With respect to Levitt Corporation (“Levitt”), the risks and uncertainties that may affect Levitt are:
•	the impact of economic, competitive and other factors affecting Levitt and its operations;

•	the market for real estate generally and in the areas where Levitt has developments, including the impact of market conditions in Levitt’s margins;

•	delays in opening planned new communities and completing developments as currently anticipated;

•	shortages and increased costs of construction materials and labor;

•	the need to offer additional incentives to buyers to generate sales;

•	the effects of increases in interest rates;

•	Levitt’s ability to consummate sales contracts included in Levitt’s backlog;

•	Levitt’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives;

•	Levitt’s ability to timely close on land sales and to deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency;

•	the realization of cost saving associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales;

•	the actual costs of disposition of Levitt’s assets in the Tennessee operations may exceed current estimates; and

•	Levitt’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above and elsewhere in this document, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Levitt Corporation with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not all inclusive.

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
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option awards. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of stock options. As a consequence, the Company’s estimates of the fair values of stock option awards on the grant dates may be materially different than the actual values realized on those option awards in the future. Employee stock options may expire worthless while the Company records compensation expense in its financial statements. Also, amounts may be realized from exercises of stock options that are significantly higher than the fair values originally estimated on the grant date and recorded in the Company’s financial statements.

Summary of Consolidated Results of Operations by Segment
The table below sets forth the Company’s primary business segments results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
BFC Activities	$(1,705)	$(3,361)	$(3,319)	$(8,183)
Financial Services	8,122	24,537	14,834	44,415
Homebuilding & Real Estate Development	(737)	6,052	(1,397)	35,870
Eliminations	—	(699)	—	(699)

	5,680	26,529	10,118	71,403
Noncontrolling interest	5,753	23,708	10,456	64,074

(Loss) income from continuing operations	(73)	2,821	(338)	7,329
Discontinued operations, less income taxes	—	(90)	—	(198)

Net (loss) income	(73)	2,731	(338)	7,131
5% Preferred Stock dividends	187	187	375	375

Net (loss) income allocable to common stock	$(260)	$2,544	$(713)	$6,756

     Net loss for the three months ended June 30, 2006 was $73,000 compared with net income of $2.7 million for the same period in 2005. Net loss for the six months ended June 30, 2006 was $338,000 compared with net income of $7.1 million for the same period in 2005. In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly owned subsidiary of BFC, transferred its shopping center to its lender in full settlement of the mortgage note collateralized by the center. The financial results of BMOC are reported as discontinued operations in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment of Disposal of Long-Lived Assets. There was no activity related to discontinued operations for the three and six months ended June 30, 2006 and in 2005 net income includes a $90,000 loss and a $198,000 loss from discontinued operations for the three and six months ended June 30, 2005, respectively. Results of Operations for each segment are discussed below.
     The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Convertible Preferred Stock.

BFC Activities
     Since BFC’s principal activities consist of managing existing investments and seeking and evaluating potential new investments, BFC itself has no significant direct revenue or cash-generating operations. We depend on dividends from our subsidiaries for a significant portion of our cash flow. Regulatory restrictions and the terms of indebtedness limit the ability of our subsidiaries to pay dividends. Dividends by each of BankAtlantic Bancorp and Levitt are subject to a number of conditions, including cash flow and profitability, declaration by each company’s Board of Directors, compliance with the terms of each company’s outstanding indebtedness, and in the case of BankAtlantic Bancorp, regulatory restrictions applicable to BankAtlantic. BankAtlantic Bancorp’s and Levitt’s Boards of Directors are comprised of individuals, a majority of whom are independent.
     The “BFC Activities” segment includes BFC’s loans receivable that relate to previously owned properties, its investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income from Cypress Creek Capital, Inc. (“CCC”), a wholly owned subsidiary of BFC, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations and such costs are allocated based upon the usage of the services by the respective entities. The BFC Activities segment also includes BFC’s overhead and interest expense and the financial results of venture partnerships which BFC controls. The “BFC Activities” segment will generally reflect a loss as dividends, interest and fees from our investments typically do not cover BFC’s stand-alone operating costs.
     The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months			For the Six Months
	Ended June 30,		Change	Ended June 30,		Change
			2006 vs.			2006 vs.
(In thousands)	2006	2005	2005	2006	2005	2005
Revenues
Interest and dividend income	$546	$245	$301	$1,116	$488	$628
Other income, net	1,027	228	799	2,031	370	1,661

	1,573	473	1,100	3,147	858	2,289

Cost and Expenses
Interest expense	4	192	(188)	16	312	(296)
Employee compensation and benefits	2,299	1,224	1,075	4,736	2,820	1,916
Other expenses	918	896	22	1,758	1,684	74

	3,221	2,312	909	6,510	4,816	1,694

Loss before income taxes	(1,648)	(1,839)	191	(3,363)	(3,958)	595
Provision (benefit) for income taxes	57	1,522	(1,465)	(44)	4,225	(4,269)
Noncontrolling interest	(5)	24	(29)	(4)	18	(22)

Loss from continuing operations	(1,700)	(3,385)	1,685	(3,315)	(8,201)	4,886
Discontinued operations, less income taxes	—	(90)	90	—	(198)	198

Net loss	$(1,700)	$(3,475)	$1,775	$(3,315)	$(8,399)	$5,084

     The increase in interest and dividend income during the three and six month periods ended June 30, 2006 compared to the same periods in 2005 was primarily due to interest income earned on higher cash balances as a

BFC Activities (Continued)
consequence of our 2005 public offering and dividend income received on our Benihana convertible preferred stock investment which increased by $10 million in June 2005 to a total investment of $20 million.
     The increase in other income during the three and six month periods ended June 30, 2006 compared to the same periods in 2005 was primarily due to income recognized from BFC’s shared services arrangement of approximately $635,000 and $1.3 million for the three and six month periods ended June 30, 2006, respectively. BFC also recognized similar expenses related to providing such services. The balance of the increase in other income during the three and six month periods ended June 30, 2006 compared to the same periods in 2005 was primarily due to an increase in CCC advisory fees of $272,000 and $569,000, respectively.
     The decrease in interest expense during the three and six month periods ended June 30, 2006 compared to the same period in 2005 was primarily attributable to a $10.5 million reduction in our outstanding revolving line of credit in July 2005.
     The increase in employee compensation and benefits during the three and six month periods ended June 30, 2006 compared to the same periods in 2005 was due to an increase in the number of employees at BFC primarily relating to the transfer of employees from BankAtlantic to BFC to staff shared service operations, an increase in payroll taxes related to employer’s tax expense on the exercise of stock options during the first quarter of 2006 and share-based compensation related to stock options and restricted stock of approximately $231,000 and $448,000, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore while 2006 results reflects the compensation expense associated with stock options and restricted stock, results for prior period were not restated.
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

BFC Activities (Continued)
Liquidity and Capital Resources of BFC
     The following represents cash flow information for the BFC Activities segment.

	For the Six Months Ended
	June 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$(2,684)	$(1,357)
Investing activities	135	1,026
Financing activities	(4,539)	31,650

(Decrease) increase in cash and cash equivalents	(7,088)	31,319
Cash and cash equivalents at beginning of period	26,806	2,227

Cash and cash equivalents at end of period	$19,718	$33,546

     The primary sources of funds to the BFC Activities segment for the six months ended June 30, 2006 and 2005 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Dividends from BankAtlantic Bancorp and Levitt;

•	Dividends from Benihana;

•	Revenues from CCC advisory fees;

•	Revenues from shared services activities in 2006;

•	In 2005, the Company sold 5,957,555 shares of its Class A Common Stock, net proceeds from the sale totaled approximately $46.4 million, after underwriting discounts, commissions and offering expenses; and

•	Principal and interest payments on loans receivable.

Funds were primarily utilized by BFC to:

•	Fund minimum withholding tax liability of approximately $4.2 million upon exercise of options in 2006. The Company retired shares of the Company’s common stock delivered by the option holders as consideration for the option holders’ minimum tax withholding;

•	Repayment of $10.5 million outstanding under the Company’s revolving line of credit during 2005 and payment of mortgage payables;

•	Fund a $1.0 million investment in a real estate limited partnership during 2006;

•	Fund BFC’s operating and general and administrative expenses; and

•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock.
     In June 2005, the Company sold 5,450,000 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. Net proceeds from the sale by the Company totaled approximately $42.5 million, after underwriting discounts, commissions and offering expenses. In July 2005, the Company sold an additional 507,555 shares of its Class A Common Stock at $8.50 per share pursuant to the partial exercise by the underwriters of an over-allotment option granted in connection with this offering. Net proceeds from the sale of 507,555 shares was approximately $3.9 million, after underwriting discounts, commissions and offering expenses, bringing total net proceeds to BFC of the offering and exercise of the over-allotment option to $46.4 million. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness and an additional $10.0 million was used to purchase Benihana convertible preferred stock in August 2005. The balance of the proceeds have been or will be used to fund operations and growth and for general corporate purposes.

BFC Activities (Continued)
     BFC has a $14.0 million revolving line of credit with a September 30, 2006 maturity that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. At June 30, 2006, no amounts were drawn under this revolving line of credit.
     In addition to the liquidity provided by the underwritten public offering, we expect to meet our short-term liquidity requirements generally through cash dividends from BankAtlantic Bancorp, Levitt and Benihana, borrowings under our existing revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
     The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At June 30, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.038 per share on its Class A and Class B Common Stock. During the six months ended June 30, 2006 the Company received approximately $1.0 million in dividends from BankAtlantic Bancorp.
     Levitt has paid a quarterly dividend to its shareholders since July 2004. Levitt’s most recent quarterly dividend was $0.02 per share on its Class A and Class B common stock which resulted in the Company receiving approximately $66,000. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operation and financial condition. During the six months ended June 30, 2006, the Company received approximately $132,000 in dividends from Levitt.
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. It is anticipated the Company will receive approximately $250,000 per quarter. If the Company were to convert its investment in Benihana, it would represent 1,052,632 shares of Benihana Class A Common Stock. At June 30, 2006, the aggregate market value of such shares would have been $28.7 million.
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
     BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. CCC, has a one percent general partner interest in a limited partnership that has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC guarantees certain amounts on two nonrecourse loans. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.5 million, the full amount of the indebtedness. However, based on the assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements.
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

Consolidated Financial Condition
     Consolidated Assets and Liabilities
     Total consolidated assets at June 30, 2006 and December 31, 2005 were each $7.4 billion. The material changes in the composition of total assets from December 31, 2005 to June 30, 2006 are summarized below:
•	Decrease in securities owned associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting BankAtlantic Bancorp’s investment strategy to limit asset growth in response to the relatively flat yield curve during the period;

•	Higher investment securities balances at BankAtlantic due to purchases of tax certificates at annual auctions;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending, and $112 million of participations sold being treated as loan sales instead of secured borrowings as a result of BankAtlantic Bancorp’s decisions to amend the related participation agreements;

•	Net increase in inventory of real estate was primarily due to land acquisitions by Levitt;

•	Increase in investment in unconsolidated subsidiaries primarily associated with Bluegreen’s equity earnings. This increase was partially offset with capital distribution from an investment in a rental real estate joint venture and by a $4.1 million investment in another rental real estate joint venture during the first quarter of 2006 by BankAtlantic Bancorp;

•	Increase in property and equipment is primarily due BankAtlantic’s branch expansion initiatives, Levitt’s increase of approximately $18.6 million associated with investment in commercial properties under construction at Core Communities, and Levitt’s technology infrastructure system development;

•	Increase in accrued interest receivable at BankAtlantic resulting from higher rates on earning assets during the period partially offset by lower earning asset balances;

•	Decrease in goodwill is due to Levitt’s impairment charge on its Tennessee operations (see note 10); and

•	Increase in other assets from higher accrued revenues at Ryan Beck as well as higher prepaid expenses and leasehold improvement allowances.
     The Company’s total liabilities at June 30, 2006 and December 31, 2005 were each $6.5 billion. The changes in components of total liabilities are summarized below:
•	Higher deposit account balances resulting from growth in low-cost deposits at BankAtlantic;

•	Increase in customer deposits on real estate held for sale at Levitt associated with Levitt’s homebuilding backlog;

•	Decrease in FHLB advances balances at BankAtlantic reflecting redemptions of long term advances as part of a strategy to reduce asset sensitivity in our net interest margin;

•	Increase in short-term borrowings at BankAtlantic to fund redemptions of FHLB advances and the purchase of tax certificates;

•	Decrease in secured borrowings (associated with loan participations sold without recourse that were previously accounted for as secured borrowings) at BankAtlantic due to loan repayments and BankAtlantic’s decision to amend participation sold agreements to qualify as loan sales instead of secured borrowing arrangements;

•	Increase in subordinated debentures, notes and bonds payable primarily related to project debt associated with 2006 land acquisitions and land development activities at Levitt;

•	Increase in Ryan Beck securities sold but not yet purchased and due to clearing agents relating to Ryan Beck’s trading activities;

•	Increase of $15.4 million in junior subordinated debentures associated with Levitt;

•	Declines in other liabilities primarily associated with a reduction in accrued employee compensation and benefits reflecting the payout of 2005 annual bonuses during the first quarter of 2006 as well as the reduction in a $10 million reserve for the AML/BSA compliance matters based on payment made by

Consolidated Financial Condition (Continued)
BankAtlantic of that amount, as well as lower current tax liability at Levitt, partially offset with an increase in Levitt’s accounts payable and accrued liabilities relating to selling, general and administrative and construction costs; and
•	Decline in deferred tax liability primarily due to BankAtlantic Bancorp’s increase in deferred tax assets resulting from a decline in other comprehensive income.
Noncontrolling Interest
     At June 30, 2006 and December 31, 2005, noncontrolling interest was approximately $699.9 million and $696.5 million, respectively. The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	June 30,	December 31,
	2006	2005
BankAtlantic Bancorp	$408,375	$404,118
Levitt	290,801	291,675
Joint Venture Partnerships	718	729

	$699,894	$696,522

     The increase in noncontrolling interest in BankAtlantic Bancorp was primarily attributable to BankAtlantic Bancorp’s $14.8 million in earnings, a $8.9 million increase in additional paid in capital relating to the issuance of BankAtlantic Bancorp common stock and associated tax benefits upon exercise of BankAtlantic Bancorp’s stock options, a $2.2 million increase in additional paid-in-capital associated with the expensing of share-based compensation. The above increases were partially offset by a $3.6 million reduction in additional paid in capital for the purchase and retirement of BankAtlantic Bancorp Class A common stock, the declaration of $4.7 million of BankAtlantic Bancorp dividends on common stock, a $6.4 million change in accumulated other comprehensive loss, net of income tax benefits, and a $7.0 million reduction in additional paid in capital relating to the acceptance of BankAtlantic Bancorp’s Class A common stock as consideration for the payment of withholding taxes and exercise price which were due upon the exercise of BankAtlantic Bancorp Class A stock options.
     The decrease in noncontrolling interest in Levitt was attributable to Levitt’s loss of $1.4 million, the payment of cash dividends of $794,000 on Levitt’s common stock, a $230,000 decrease in accumulated other income, net of income taxes. The above decreases were partially offset by a $1.4 million increase in additional-paid in capital associated with the expensing of share-based compensation.
Shareholders’ Equity
     Shareholders’ equity at June 30, 2006 and December 31, 2005 was $177.5 million and $183.1 million, respectively. The decrease in shareholders’ equity was primarily due to a $338,000 net loss, a $13.3 million reduction in additional paid in capital related to the acceptance of the Company’s Class A and Class B Common Stock as consideration for the payment of withholding taxes and the exercise price associated with the exercise of the Company’s Class B stock options, $313,000 reduction in additional paid in capital due to the net effect of subsidiaries’ capital transactions, net of income tax benefits, an $804,000 decrease in accumulated other comprehensive income, net of income taxes and $375,000 in cash dividends paid on the Company’s 5% Cumulative Convertible Preferred Stock. The above decreases were partially offset by a $9.1 million increase in additional paid in capital relating to the issuance of the Company’s common stock upon exercise of Company’s stock options and a $448,000 increase in additional paid in capital associated with the expensing of share-based compensation.

Financial Services
     Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2006 and 2005, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”), and Ryan Beck Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans from changes in the real estate market in our trade area; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives, new store expansion program, and other growth, marketing or advertising initiatives not resulting in continued growth of low cost deposits or producing results which justify their costs; successfully opening the anticipated number of new stores in 2006 and 2007 and achieving growth and profitability at the stores; and the impact of periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its operations, products and services, changes in economic or regulatory policies, its ability to recruit and retain financial consultants, the volatility of the stock market and fixed income markets, as well as its revenue mix, the success of new lines of business, including that the expansion of its municipal finance, investment banking and capital markets areas, including the associated increased headcount, will produce results which justify the increased expenses; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. Moreover, this document also contains forward-looking statements with respect to the pursuit of a financial transaction regarding the Company’s investment in Ryan Beck, which are subject to a number of risks and uncertainties including but not limited to the fact that a financial transaction may not be consummated when anticipated, if at all, or may be consummated on terms different than those currently contemplated. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

Financial Services (Continued)
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The seven accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) accounting for contingencies; and (vii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards on the date of grant using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alters the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expenses in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option awards. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of stock options. As a consequence, the Company’s estimates of the fair values of stock option awards on the grant dates may be materially different than the actual values realized on those option awards in the future. Employee stock options may expire worthless while the Company records compensation expense in its financial statements. Also, amounts may be realized from exercises of stock options that are significantly higher than the fair values originally estimated on the grant date and recorded in the Company’s financial statements.

Financial Services (Continued)
Summary Consolidated Results of Operations by Segment

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
BankAtlantic	$12,752	$14,771	$(2,019)	$23,170	$35,632	$(12,462)
Ryan Beck	(2,367)	13,031	(15,398)	(3,932)	15,561	(19,493)
Parent Company	(2,263)	(3,265)	1,002	(4,404)	(6,778)	2,374

Net income	$8,122	$24,537	$(16,415)	$14,834	$44,415	$(29,581)

For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Net income decreased 66.9% to $8.1 million for the second quarter 2006, down from $24.5 million earned in the 2005 quarter. The decrease in the 2006 quarter was primarily due to Ryan Beck’s financial performance and a substantial increase in BankAtlantic’s non-interest expense. Non-interest expenses at BankAtlantic increased to support BankAtlantic’s new branch expansion program, extended hours ‘convenience model’ and aggressive marketing program. These initiatives involve incremental costs that resulted in lower earnings than those in prior periods. These declines in earnings were partially offset by a decline in the Parent Company net loss resulting from gains on the sales of equity securities.
     The substantial decrease in Ryan Beck segment earnings during the current quarter was due to lower revenue generated in the investment banking area compared to the 2005 quarter. Included in the 2005 quarter were fees from the completion of a large mutual to stock transaction, in which Ryan Beck served as the lead underwriter. This transaction was the largest single transaction in Ryan Beck’s history and contributed significantly to net income of $13.0 million in the 2005 quarter. The net loss at Ryan Beck during the current quarter was due to continued weakness in its capital markets and investment banking activities, as well as compensation costs and direct expenses associated with the expansion of those activities, including expansion of municipal finance and trading areas, principally in late 2005.
     BankAtlantic’s segment net income was negatively impacted by a 24% increase in non-interest expense, mainly in compensation, occupancy, advertising and operating expenses relating to the branch expansion, several new initiatives designed to enhance customer service and convenience and an aggressive marketing campaign.
     The increase in Parent Company segment net income primarily resulted from securities activities gains. The Parent Company sold appreciated equity securities in managed funds in order to offset higher interest expense on its floating rate junior subordinated debentures.
For the Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Net income decreased 67% from the same 2005 period. The decline in net income primarily resulted from the items discussed above as well as a $3.1 million recovery from loan losses in 2005 compared to a $143,000 provision during 2006.

Financial Services (Continued)
BankAtlantic Results of Operations
Net interest income
Bank Operations Business Segment
Average Balance Sheet — Yield / Rate Analysis

	For the Three Months Ended
	June 30, 2006				June 30, 2005
(in thousands)	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Loans:
Residential real estate	$2,047,430	26,288		5.14%	$2,262,214	27,597		4.88%
Commercial real estate	1,480,314	30,965		8.37	1,726,861	30,298		7.02
Loan participations sold	—	—		—	164,778	2,483		6.04
Consumer	546,624	10,175		7.45	505,338	7,595		6.01
Lease financing	173	4		9.25	4,710	131		11.13
Commercial business	148,604	3,239		8.72	85,778	1,598		7.45
Small business	255,701	5,093		7.97	206,272	3,788		7.35

Total loans	4,478,846	75,764		6.77	4,955,951	73,490		5.93
Investments — tax exempt	398,404	5,817	(1)	5.84	368,264	5,329	(1)	5.79
Investments — taxable	583,026	8,197		5.62	722,628	9,520		5.27

Total interest earning assets	5,460,276	89,778		6.58%	6,046,843	88,339		5.84%

Goodwill and core deposit intangibles						78,301		79,910
Other non-interest earning assets						366,784		298,018

Total Assets						$5,905,361		$6,424,771

Deposits:
Savings	$364,946	523		0.57%	$301,331	209		0.28%
NOW	764,738	1,023		0.54	685,769	723		0.42
Money market	765,805	3,974		2.08	906,514	3,295		1.46
Certificate of deposit	844,318	8,331		3.96	782,335	5,307		2.72

Total interest bearing deposits	2,739,807	13,851		2.03	2,675,949	9,534		1.43

Short-term borrowed funds	402,390	5,001		4.98	364,575	2,681		2.95
Advances from FHLB	1,010,459	13,007		5.16	1,615,310	15,604		3.87
Secured borrowings	—	—		—	164,778	2,483		6.04
Long-term debt	36,665	916		10.02	35,810	578		6.47

Total interest bearing liabilities	4,189,321	32,775		3.14	4,856,422	30,880		2.55
Demand deposits	1,109,361				982,332
Non-interest bearing other liabilities	51,442				48,459

Total Liabilities	5,350,124				5,887,213
Stockholder’s equity	555,237				537,558

Total liabilities and stockholder’s equity	$5,905,361				$6,424,771

Net tax equivalent interest income/ net interest spread		$57,003		3.44%		$57,459		3.29%

Tax equivalent adjustment		(2,035)				(1,866)
Capitalized interest from real estate operations		289				438

Net interest income		55,257				56,031

Margin
Interest income/interest earning assets				6.58%				5.84%
Interest expense/interest earning assets				2.41				2.05

Net interest margin (tax equivalent)				4.17%				3.79%

Net interest margin (tax equivalent) excluding secured borrowings				4.17%				3.90%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
The decrease in tax equivalent net interest income primarily resulted from a decline in average interest earning assets partially offset by an improvement in the tax equivalent net interest margin.
BankAtlantic’s average interest earning asset balances significantly declined primarily due to a strategy implemented during the latter half of 2005 to limit earning asset growth in the current flat yield curve environment. Management expects to continue this strategy of limiting asset growth and increasing low cost deposits in a flat or inverted yield curve environment. Also contributing to the decline in earning assets was a management decision to

Financial Services (Continued)
curtail condominium construction lending during 2005. As a consequence of this management decision and a slow-down in real estate construction in Florida, average commercial real estate balances declined significantly. The average balance declines were partially offset by higher consumer and small business loan average balances resulting from the sale of loan products to new low cost deposit customers.
     The improvement in the tax equivalent net interest margin primarily resulted from an increase in low cost deposits and secondarily from higher earning asset yields. Low cost deposits are savings, NOW and demand deposits and these average deposit balances increased from $1,969 million during the three months ended June 30, 2005 to $2,239 million during the current quarter. Low cost deposits balances grew 13.7% from June 2005 to the current quarter.
     The margin improvement from the second quarter of 2005 was achieved in a flat yield curve environment from growth in low cost deposits and higher earning asset yields. While further margin improvements will depend largely on the future pattern of interest rates, management believes that the expected continued growth in low cost deposits should result in a gradual improvement in BankAtlantic’s margin in subsequent periods.
     BankAtlantic experienced increases in both interest earning asset yields and interest bearing liability rates during the current quarter. The prime interest rate has increased from 4.00% in June 2004 to 8.25% at June 30, 2006. This increase has favorably impacted yields on earning assets, which was partially offset by higher rates on borrowings.

Financial Services (Continued)
Bank Operations Business Segment
Average Balance Sheet — Yield / Rate Analysis

	For the Six Months Ended
	June 30, 2006				June 30, 2005
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Loans:
Residential real estate	$2,045,381	52,000		5.08%	$2,174,332	53,106		4.88%
Commercial real estate	1,518,882	61,792		8.14	1,743,213	58,621		6.73
Loan participations sold	62,301	2,401		7.71	168,152	4,645		5.52
Consumer	543,299	19,652		7.23	496,591	14,371		5.79
Lease financing	319	20		12.54	5,472	298		10.89
Commercial business	125,464	5,485		8.74	90,007	3,222		7.16
Small business	248,442	9,801		7.89	201,031	7,279		7.24

Total loans	4,544,088	151,151		6.65	4,878,798	141,542		5.80
Investments — tax exempt	395,796	11,548	(1)	5.84	351,241	10,158	(1)	5.78
Investments — taxable	585,535	16,430		5.61	727,755	19,075		5.24

Total interest earning assets	5,525,419	179,129		6.48%	5,957,794	170,775		5.73%

Goodwill and core deposit intangibles	78,496				80,141
Other non-interest earning assets	361,343				290,560

Total Assets	$5,965,258				$6,328,495

Deposits:
Savings	$348,125	836		0.48%	$291,476	399		0.28%
NOW	762,590	1,957		0.52	675,100	1,324		0.40
Money market	797,576	7,958		2.01	913,907	5,998		1.32
Certificate of deposit	844,093	15,855		3.79	779,858	10,108		2.61

Total interest bearing deposits	2,752,384	26,606		1.95	2,660,341	17,829		1.35

Short-term borrowed funds	324,292	7,644		4.75	360,832	4,804		2.68
Advances from FHLB	1,087,141	27,146		5.04	1,576,090	29,278		3.75
Secured borrowings	62,301	2,401		7.77	168,152	4,645		5.57
Long-term debt	37,238	1,664		9.01	36,504	1,178		6.51

Total interest bearing liabilities	4,263,356	65,461		3.10	4,801,919	57,734		2.42

Demand deposits	1,087,755				948,214
Non-interest bearing other liabilities	60,831				46,349

Total Liabilities	5,411,942				5,796,482
Stockholder’s equity	553,316				532,013

Total liabilities and stockholder’s equity	$5,965,258				$6,328,495

Net tax equivalent interest income/ net interest spread		$113,668		3.39%		$113,041		3.31%

Tax equivalent adjustment		(4,042)				(3,554)
Capitalized interest from real estate operations		769				889

Net interest income		110,395				110,376

Margin
Interest income/interest earning assets				6.48%				5.73%
Interest expense/interest earning assets				2.39				1.95

Net interest margin (tax equivalent)				4.09%				3.78%

Net interest margin (tax equivalent) excluding secured borrowings				4.14%				3.89%

(1)	The tax equivalent basis is computed using a 35% tax rate.
Net interest income for the six month period increased slightly compared to the 2005 period. The change resulted primarily from the items discussed above for the three months ended June 30, 2006.

Financial Services (Continued)
Provision for Loan Losses

	For Three Months Ended		For Six Months Ended
(in thousands)	June 30,		June 30,
	2006	2005	2006	2005
Balance, beginning of period	$41,889	$43,042	$41,192	$46,010
Charge-offs:
Consumer loans	(12)	(42)	(157)	(110)
Residential real estate loans	(60)	(56)	(128)	(254)
Small business	(229)	(467)	(315)	(595)

Continuing loan products	(301)	(565)	(600)	(959)
Discontinued loan products	(49)	(511)	(116)	(835)

Total charge-offs	(350)	(1,076)	(716)	(1,794)

Recoveries:
Commercial business loans	160	121	280	1,231
Commercial real estate loans	—	6	10	6
Small business	119	219	258	404
Consumer loans	33	39	114	83
Residential real estate loans	—	—	178	1

Continuing loan products	312	385	840	1,725
Discontinued loan products	181	479	553	805

Total recoveries	493	864	1,393	2,530

Net (charge-offs) recoveries	143	(212)	677	736
Provision for (recovery from) loan losses	(20)	820	143	(3,096)

Balance, end of period	$42,012	$43,650	$42,012	$43,650

     Charge-offs from continuing loan products were favorably impacted by low charge-offs in all loan product categories during the three and six months ended June 30, 2006 compared to the same 2005 periods. The majority of the continuing loan product charge-offs during the 2005 quarter resulted from a $300,000 charge-off of a small business loan while approximately $400,000 of charge-offs in discontinued loan products related to an aviation lease. The majority of the 2006 charge-offs were associated with two small business loans. The lower charge-offs from discontinued loan products during the 2006 quarter resulted from declining portfolio balances. The remaining balance of these discontinued loan products declined to $593,000 from $1.2 million a year earlier.
     During the three months ended June 30, 2006, BankAtlantic recorded a recovery from loan losses reflecting net recoveries for the quarter partially offset by slightly higher loan loss provisions established as a result of estimated inherent losses in our loan portfolio from the effect of higher short-term interest rates on borrowers’ ability to service debt. During the six months ended June 30, 2006, the provision for loan losses was also affected by unfavorable trends in home equity loan-to-value ratios.
     The provision for loan losses during the 2005 quarter primarily resulted from an increase in the perceived credit risk in the home equity loan portfolio. Management increased the allowance for home equity loans based on an analysis of the portfolio which included a review of the portfolio loan-to-value ratios.
     The provision for loan losses was a net recovery during the six month period ended June 30, 2005 due to the commercial business loan recovery, declining reserves for discontinued loan products and the repayment of a large classified loan.

Financial Services (Continued)
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005
NONPERFORMING ASSETS

Nonaccrual:
Tax certificates	$857	$388	$562
Loans	5,349	6,801	5,785

Total nonaccrual	6,206	7,189	6,347

Repossessed assets:
Real estate owned	1,907	967	1,178
Other	—	—	328

Total nonperforming assets, net	$8,113	$8,156	$7,853

Allowances
Allowance for loan losses	$42,012	$41,192	$43,650
Allowance for tax certificate losses	3,511	3,271	3,553

Total allowances	$45,523	$44,463	$47,203

Contractually past due 90 days or more	$—	$—	$—
Performing impaired loans, net	178	193	216
Restructured loans	2	77	85

TOTAL	$180	$270	$301

     Non-performing assets remain at historically low levels. Non-performing assets to total loans, tax certificates and repossessed assets were 0.17% at June 30, 2006 and December 31, 2005. The ratio was slightly lower as of June 30, 2005 at 0.16%. The improvement in nonaccrual loans at June 30, 2006 compared to December 31, 2005 resulted from declines in non-performing residential loans. The majority of non-accrual loans were residential loans, which amounted to $4.0 million at June 30, 2006, compared to $6.0 million and $4.4 million at December 31, 2005 and June 30, 2005, respectively. The increase in real estate owned was associated with tax certificate activities. Historically BankAtlantic has profited from the sale of repossessed tax lien properties.
BankAtlantic’s Non-Interest Income

	For Three Months			For Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Other service charges and fees	$7,353	$5,849	$1,504	$13,575	$11,087	$2,488
Service charges on deposits	21,274	14,744	6,530	40,373	27,733	12,640
Income (loss) from real estate operations	114	1,655	(1,541)	(982)	3,896	(4,878)
Securities activities, net	458	87	371	457	94	363
Gain associated with debt redemption	1,092	—	1,092	1,528	—	1,528
Gain on sales of office properties and equipment, net	1,806	293	1,513	1,778	293	1,485
Other	2,863	2,337	526	5,238	5,403	(165)

Non-interest income	$34,960	$24,965	$9,995	$61,967	$48,506	$13,461

     The higher other service charges and fees during the first three and six months of 2006 reflect the opening of new deposit accounts, including approximately 58,000 new accounts during the second quarter of 2006 compared

Financial Services (Continued)
to 49,000 during the comparable 2005 period and 135,000 new accounts during the six months ended June 30, 2006 compared to 104,000 during the same 2005 period. New ATM and check cards are issued with new checking and savings accounts and therefore the increase in accounts results in increases in interchange fees, annual fees and transaction fees on our customers’ use of other banks’ ATM’s.
     The higher revenues from service charges on deposits during the three and six months ended June 30, 2006 primarily resulted from an increase in the number of checking accounts discussed above and secondarily from a higher frequency of overdrafts per account reflecting a change in policy which allows certain customers to incur debit card overdrafts.
     Real estate income (loss) reflects the activity of a venture acquired as part of a financial institution acquisition during 2002. The decrease in real estate income during the current quarter resulted from a decline in units sold. During the current quarter, the venture closed on one unit and during the same 2005 period the venture closed on 8 units. During the six months ended June 30, 2006, the venture closed on 9 units and during the same 2005 period the venture closed on 20 units. The real estate development loss during the 2006 six month period reflects higher development and capitalized interest costs associated with units sold during the period. The higher development costs primarily resulted from an increase in the cost of building materials and a combination of higher labor costs and labor shortages resulting from the active real estate market, exacerbated by damage throughout the area from hurricanes over the past two years. During the second quarter of 2006 we received an appraisal of the properties held in the real estate inventory. The appraisal reflected that the estimated fair value of the real estate inventory was greater than the carrying amount. It is possible that we may experience additional losses at this development, depending on the rate of future sales, sales prices and development costs.
     Securities activities, net during the three and six months ended June 30, 2006 resulted from proceeds received in connection with the MasterCard International initial public offering. Securities activities, net during the corresponding 2005 periods represents the gain on sales of mortgage-backed securities available for sale.
     Gains associated with debt redemption were the result of gains realized on the prepayment of $75 million of FHLB advances during the current quarter. The advances were scheduled to mature between 2008 and 2011 and had an average rate of 4.93%. During the six months ended June 30, 2006, $100 million of FHLB advances were redeemed. These advances were scheduled to mature between 2008 and 2011 and had a weighted average interest rate of 4.83%. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     Gain on sale of properties during the three and six months ended June 30, 2006 primarily resulted from an exchange of branch facilities with a financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site at that general location. As consideration, for this surplus branch BankAtlantic exchanged a small branch with the financial institution and recorded a gain equal to the appraised value of the branch transferred less its carrying value. The gain on sale of properties during the three and six months ended June 30, 2005 resulting from the sale of a lot adjacent to a branch.
     The increase in other income during the three months ended June 30, 2006 reflects increased fees associated with higher balances and increased earnings credit from a third party teller check outsourcing servicer. Other income during the six months ended June 30, 2005 was favorably impacted by a $922,000 gain on the sale of a branch acquired in March 2002 in connection with the acquisition of a financial institution.

Financial Services (Continued)
BankAtlantic’s Non-Interest Expense

	For Three Months			For Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Employee compensation and benefits	$36,517	$27,577	$8,940	$70,874	$53,975	$16,899
Occupancy and equipment	13,584	10,165	3,419	25,956	19,282	6,674
Advertising and promotion	7,123	5,965	1,158	15,419	11,133	4,286
Amortization of intangible assets	387	401	(14)	788	826	(38)
Cost associated with debt redemption	1,034	—	1,034	1,457	—	1,457
Professional fees	2,020	2,638	(618)	4,213	4,533	(320)
Impairment of office properties and equipment	—	3,706	(3,706)	—	3,706	(3,706)
Check losses	1,875	545	1,330	3,121	1,115	2,006
Other	9,644	7,319	2,325	17,739	14,010	3,729

Non-interest expense	$72,184	$58,316	$13,868	$139,567	$108,580	$30,987

     The significant increase in BankAtlantic’s non-interest expense primarily resulted from the branch expansion and renovation initiatives, increased advertising and promotion expenditures to maintain low cost deposit growth and the hiring of additional personnel for future store expansion and to maintain high customer service levels.
     The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives and the expansion of BankAtlantic’s branch network. During the second quarter of 2006, BankAtlantic began hiring branch personnel for the anticipated opening of 14 stores during the latter half of 2006. Also, BankAtlantic hired personnel to support a second call center facility that began operation during the 2006 second quarter. Additionally, during the fourth quarter of 2005, BankAtlantic extended its branch hours and expanded its number of branches open to midnight. As a result of these initiatives, the number of full time equivalent employees increased to 2,638 at June 30, 2006 from 1,719 at June 30, 2005. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Included in employee compensation costs for the three and six months ended June 30, 2006 was $749,000 and $1.4 million, respectively, of share-based compensation costs recorded as part of the Company’s adoption of SFAS 123R. No such costs were recorded in 2005.
     The significant increase in occupancy and equipment reflects higher building maintenance expenses required to support the renovated and expanded branch network, and higher costs associated with extended branch weekend and weekday hours. BankAtlantic also incurred increased occupancy costs associated with the opening of its new corporate center and expanded back-office facilities, which includes rent expense for the opening of a second call center and BankAtlantic University. BankAtlantic also incurred higher data processing costs related to new accounts. As a consequence of the above growth, depreciation, building repairs and maintenance and rent expense increased from $6.6 million for the three months ended June 30, 2005 to $9.2 million for the comparable 2006 period. During the same three month period, data processing expense increased from $979,000 to $1.6 million. Depreciation, building repairs and maintenance and rent expense increased from $12.5 million to $17.4 million and data processing expense increased from $1.9 million to $3.1 million, for the six months ended June 30, 2005 and 2006, respectively.
     During the fourth quarter of 2005, BankAtlantic significantly expanded its advertising campaign in an effort to maintain the growth rates of low cost deposits. The additional expenditures for advertising include branch grand opening promotions as well as television, print media and radio advertising. During the 2006 quarter, BankAtlantic opened 58,000 new low cost deposit accounts, an increase of 19% over the corresponding 2005 quarter, and during the six months ended June 30, 2006, BankAtlantic opened 135,000 new low cost deposits accounts representing a 29% increase over the 2005 six month period.

Financial Services (Continued)
     The cost associated with debt redemption was the result of a prepayment penalty incurred during the three and six months ended June 30, 2006 when BankAtlantic prepaid $358.5 million and $384 million, respectively, of FHLB advances scheduled to mature in 2008 that had an average interest rate of 5.43% and 5.45%, respectively. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     The lower expenses for professional fees during the 2006 periods, compared to the 2005 periods, primarily resulted from consulting costs and professional fees during the 2005 period associated with the compliance efforts relating to anti-terrorism and anti-money laundering laws and regulations. These professional fees declined as a result of BankAtlantic’s implementation of compliance procedures and the conclusion of related investigations by regulatory authorities.
     The 2005 quarter includes a $3.7 million impairment charge associated with a decision to vacate and raze the Bank’s former headquarters.
     BankAtlantic incurred a significant increase in check losses directly related to the increased number of low cost deposit accounts and the volume of checking account overdrafts. Also contributing to the losses was an increased number of fraudulent check cashing schemes and counterfeiting during the 2006 periods compared to 2005.
     The increase in other non-interest expense during the quarter relates to an additional $308,000 in loan expense, $229,000 of fees remitted for maintaining attorney escrow accounts, and higher general operating expenses such as telephone, postage and check printing expense related to a significant increase in the number of customer accounts and the extended hours of the branch network. During the six month period the increase in non-interest expense reflects an $115,000 increase in loan expense and a $486,000 increase in attorney escrow accounts. The remaining increase in expenses for the period resulted from higher general operating expenses.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Income before income taxes	$18,053	$21,860	$(3,807)	$32,653	$53,398	$(20,745)
Provision for income taxes	5,301	7,089	(1,788)	9,483	17,766	(8,283)

BankAtlantic net income	$12,752	$14,771	$(2,019)	$23,170	$35,632	$(12,462)

Effective tax rate	29.36%	32.43%	-3.07%	29.04%	33.27%	-4.23%

     The lower effective tax rate during the three and six months ended June 30, 2006 compared to the same 2005 periods resulted from an increase in tax exempt income and a lower effective State income tax rate. Average tax exempt investments increased from $351.2 million and $368.3 million, respectively during the three and six months ended June 30, 2005 to $398.4 million and $395.8 million, respectively during the same 2006 periods. The lower State income tax effective rate reflects a change in earnings from State tax jurisdictions.

Financial Services (Continued)
Ryan Beck Holdings, Inc. Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Net interest income:
Broker dealer interest and dividends	$3,991	$3,489	$502	$8,229	$6,436	$1,793
Interest expense	(1,514)	(968)	(546)	(3,135)	(1,470)	(1,665)

Net interest income	2,477	2,521	(44)	5,094	4,966	128

Non-interest income:
Principal transactions	23,368	36,690	(13,322)	48,088	56,492	(8,404)
Investment banking	3,317	25,394	(22,077)	7,019	37,276	(30,257)
Commissions	21,869	19,478	2,391	44,797	39,793	5,004
Other	2,827	2,353	474	6,039	5,040	999

Non-interest income	51,381	83,915	(32,534)	105,943	138,601	(32,658)

Non-interest expense:
Employee compensation and benefits	42,433	49,766	(7,333)	86,788	88,203	(1,415)
Occupancy and equipment	3,927	3,786	141	7,798	7,904	(106)
Advertising and promotion	1,326	1,940	(614)	2,893	3,013	(120)
Professional fees	1,905	1,591	314	3,856	3,008	848
Communications	3,930	3,508	422	7,884	6,713	1,171
Floor broker and clearing fees	2,142	2,012	130	4,861	4,380	481
Other	2,086	1,825	261	4,004	3,772	232

Non-interest expense	57,749	64,428	(6,679)	118,084	116,993	1,091

Income (loss) before income taxes	(3,891)	22,008	(25,899)	(7,047)	26,574	(33,621)
Income taxes	(1,524)	8,977	(10,501)	(3,115)	11,013	(14,128)

Net (loss) income	$(2,367)	$13,031	$(15,398)	$(3,932)	$15,561	$(19,493)

Effective tax rate	39.17%	40.79%	-1.62%	44.20%	41.44%	2.76%

For the Three and Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Ryan Beck recorded a loss of $2.4 million and $3.9 million for the three and six months ended June 30, 2006, respectively, compared to a profit of $13.0 million and $15.6 million for the same 2005 periods. The 2006 net loss primarily resulted from lower revenues from investment banking and principal transactions activities, as well as increased compensation costs and direct expenses associated with the expansion in late 2005 of investment banking and capital markets activities, including expansion of municipal finance and trading areas. The 2005 net income was impacted significantly from one large investment banking transaction which contributed significant investment banking fees, principal transactions and commissions to the three and six month performance.
     Net interest income was relatively flat for the three and six months ended June 30, 2006, compared to the same 2005 periods. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $247 million of customer margin debit balances. Principal transactions revenue decreased by 36% and 15% compared to the same three and six month periods in 2005, respectively, primarily due to a decrease in equity gross sales credits associated with the large investment banking transaction mentioned above. This decrease was partially offset by an increase in equity and fixed income trading gains during the three and six months ended June 30, 2006.

Financial Services (Continued)
     Investment banking revenue decreased by 87% and 81% compared to the same three and six month periods ended June 30, 2005. The decrease resulted principally from the large underwriting transaction which occurred in the second quarter of 2005 along with decreased deal activity in the markets where Ryan Beck does business.
     Commission revenue increased by 12% and 13% from the same three and six months ended June 30, 2005, attributable mainly to increased equity transactions, and managed money fee revenues.
     Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.
     Employee compensation and benefits decreased by 15% and 2% from the same three and six month periods of 2005, primarily due to a decrease in discretionary incentive compensation and commission expense as a result of the decreased investment banking revenue in 2006 versus 2005. This decrease was partially offset by increased salaries and guaranteed bonuses associated with the firm’s capital markets and investment banking unit expansion.
     Advertising and market development decreased 32% and 4% from the same three and six month periods of 2005, mainly due to reductions in Ryan Beck’s advertising campaign which ran through the second quarter of 2005 offset by increased travel and entertainment expenses caused primarily by the expansion of Ryan Beck’s capital markets business.
     Professional fees increased 20% and 28% from the same three and six month periods of 2005. The increase is primarily due to an increase in legal expenses and settlement reserves.
     Communications increased 12% and 17% from the same three and six month periods of 2005. This increase was primarily due to the addition of offices and the increase in capital markets personnel in 2006.
     The increase in floor brokerage, exchange and clearing fees of 6% and 11% from the same three and six month periods of 2006 is due to an increase in transactional business in 2006 compared to 2005. This increase was reflected in the 3% and 5% increase in tickets processed for the quarter to 245,000 for 2006 versus 237,000 for 2005 and for the six month period to 510,000 for 2006 versus 485,000 for 2005.
     The effective tax rate decreased by 1.62% from the three months ended June 30, 2005 and increased by 2.76% from the six month period ended June 30, 2006. The change in the effective rates during the three and six months ended June 30, 2006 primarily resulted from changes in the fair value of corporate owned life insurance and an increase in tax exempt income due to the expansion of the municipal finance trading area.

Financial Services (Continued)
Parent Company Results of Operations

	For the Three Months			For the Six Months
(in thousands)	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
Net interest income:
Interest and dividend income	$662	$613	$49	$1,259	$1,291	$(32)
Interest expense	(5,460)	(4,770)	(690)	(10,675)	(9,340)	(1,335)

Net interest expense	(4,798)	(4,157)	(641)	(9,416)	(8,049)	(1,367)

Non-interest income:
Income from unconsolidated subsidiaries	278	137	141	1,098	268	830
Securities activities, net	2,372	—	2,372	4,913	—	4,913
Other	—	205	(205)	—	606	(606)

Non-interest income	2,650	342	2,308	6,011	874	5,137

Non-interest expense:
Employee compensation and benefits	1,061	1,048	13	2,548	2,008	540
Professional fees	264	106	158	370	965	(595)
Other	492	264	228	857	490	367

Non-interest expense	1,817	1,418	399	3,775	3,463	312

Loss before income taxes	(3,965)	(5,233)	1,268	(7,180)	(10,638)	3,458
Income taxes	(1,702)	(1,968)	266	(2,776)	(3,860)	1,084

Net loss	$(2,263)	$(3,265)	$1,002	$(4,404)	$(6,778)	$2,374

     During the three months ended June 30, 2006, interest and dividend income consisted of $593,000 of interest and dividends on managed fund investments, and $69,000 of interest income associated with a BankAtlantic repurchase agreement account. During the six months ended June 30, 2006, interest and dividend income consisted of $1.1 million of interest and dividends on managed fund investments, and $137,000 of interest income associated with a BankAtlantic repurchase agreement account.
     During the three months ended June 30, 2005, interest and dividend income consisted of interest on loans to Levitt of $92,000, interest and dividends from managed funds of $485,000, and interest income associated with a BankAtlantic repurchase agreement account of $35,000. During the six months ended June 30, 2005, interest and dividend income consisted of interest on loans to Levitt of $557,000, interest and dividends from managed funds of $675,000, and interest income associated with a BankAtlantic repurchase agreement account of $59,000.
     Interest expense increased during the three and six months of 2006, compared to the same 2005 period, as a result of higher interest rates during 2006 compared to 2005. The Company’s junior subordinated debentures average balances were $263.3 million during the three and six months ended June 30, 2006 and 2005, of which $128.9 million accrue interest at floating rates.
     Income from unconsolidated subsidiaries during the three and six months ended June 30, 2006 represents $156,000 and $306,000, respectively, of equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities financings and $122,000 and $792,000, respectively, of equity earnings from a rental real estate joint venture.
     Income from unconsolidated subsidiaries during the three months ended June 30, 2005 represents equity earnings from trusts formed to issue trust preferred securities.

Financial Services (Continued)
     Securities activities during the three and six months ended June 30, 2006 represent gains from managed funds. During the 2006 quarter and six month period, the Parent Company sold $33.8 and $40.3 million, respectively, of equity securities from its portfolio for gains as shown on the above table. The proceeds from the sale of equity securities were reinvested in equity securities. The gains on the securities partially offset higher interest expense on junior subordinated debentures. The Parent Company anticipates continuing this strategy in subsequent periods.
     Other income during the three and six months ended June 30, 2005 represented fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC. During 2006, these services were provided to the Company by BFC and are reflected in other expenses.
     The Company’s compensation expense during the three and six months ended June 30, 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. Additional compensation expense during 2006 also included payroll taxes associated with the exercise of stock options and $198,000 and $425,000, respectively, of share-based compensation costs for the three and six months ended June 30, 2006.
     The Company’s compensation expense during 2005 represents salaries for investor relations, risk management and executive management personnel as well as additional payroll taxes from the exercise of stock options. This expense was partially offset by income received from Levitt and BFC for these services performed by the Company’s employees.
     The increase in professional fees during the 2006 second quarter compared to the same 2005 period resulted from equity securities portfolio management fees and additional 2005 internal control compliance costs assessed during 2006. The reduction in professional fees during the six months ended June 30, 2006 resulting from costs incurred related to internal control and compliance with Section 404 of the Sarbanes Oxley Act being allocated to the Company’s subsidiaries during 2006. These expenses were not allocated to the Company’s subsidiaries during 2005.
     The increase in other expenses during the three and six months ended June 30, 2006 compared to 2005 primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These expenses were primarily reflected in compensation expense during the 2005 period.

Financial Services (Continued)
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at June 30, 2006 were $6.4 billion compared to $6.5 billion at December 31, 2005. The changes in components of total assets from December 31, 2005 to June 30, 2006 are summarized below:
•	Decrease in securities owned associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during the period;

•	Higher investment securities balances due to purchases of tax certificates at annual auctions;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending, and $112 million of participations sold being treated as loan sales instead of secured borrowings as a result of management’s decision to amend the related participation agreements;

•	Increase in accrued interest receivable resulting from higher rates on earning assets during the period partially offset by lower earning asset balances;

•	Decline in investment in unconsolidated subsidiaries due to a capital distribution from an investment in a rental real estate joint venture partially offset by a $4.1 million investment in another rental real estate joint venture during the first quarter of 2006;

•	Increase in office properties and equipment associated with BankAtlantic’s branch expansion initiatives;

•	Increase in deferred tax asset primarily resulting from a decline in other comprehensive income; and

•	Increase in other assets from higher accrued revenues at Ryan Beck as well as higher prepaid expenses and leasehold improvement allowances.
     The Company’s total liabilities at June 30, 2006 were $5.9 billion compared to $6.0 billion at December 31, 2005. The changes in components of total liabilities from December 31, 2005 to June 30, 2006 are summarized below:
•	Higher deposit account balances resulting from growth in low-cost deposits;

•	Decrease in FHLB advances balances reflecting redemptions of long term advances as part of a strategy to reduce asset sensitivity in our net interest margin;

•	Decrease in secured borrowings (associated with loan participations sold without recourse that are accounted for as secured borrowings) due to loan repayments and a management decision to amend participation sold agreements to qualify as loan sales instead of secured borrowing arrangements;

•	Increase in short-term borrowings to fund redemptions of FHLB advances and the purchase of tax certificates;

•	Increase in securities sold but not yet purchased and due to clearing agents relating to Ryan Beck’s trading activities;

•	Declines in other liabilities associated with a reduction in Ryan Beck’s accrued employee compensation and benefits reflecting the payout of 2005 annual bonuses during the first quarter of 2006 as well as the reduction in a $10 million reserve for the AML/BSA compliance matters based on payment of that amount.
     Stockholders’ equity at June 30, 2006 was $520.7 million compared to $516.3 million at December 31, 2005. The increase was primarily attributable to: earnings of $14.8 million, a $8.9 million increase in additional paid in capital related to the issuance of common stock and associated tax benefits upon the exercise of stock options, a $2.2 million increase in additional paid-in-capital associated with the expensing of share-based compensation. The above increases in stockholders’ equity were partially offset by a $3.6 million reduction in additional paid in capital for the purchase and retirement of Class A common stock, $4.7 million of common stock dividends, a $6.4 million change in accumulated other comprehensive loss, net of income tax benefits, and a $7.0 million reduction in additional paid in capital from the acceptance of Class A common stock as consideration for the payment of withholding taxes and the exercise price associated with the exercise of Class A stock options.

Financial Services (Continued)
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock. No termination date was set for the buyback program. The shares will be purchased on the open market, although the Company may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the six months ended June 30, 2006 the Company repurchased and retired 250,000 shares of Class A common stock at a redemption price of $3.6 million.
     The Company’s principal source of liquidity is dividends from BankAtlantic and, to a lesser extent, Ryan Beck. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends, pay debt service, repay borrowings, purchase equity securities, invest in rental real estate joint ventures and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $20.6 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.3 million. During the six months ended June 30, 2006, the Company received $10.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
     As previously disclosed, the Company would like to monetize a portion of the Company’s investment in Ryan Beck. To that end, Ryan Beck Holdings, Inc. filed a registration statement with the Securities and Exchange Commission in April 2006 for an initial public offering of shares of its Class A Common Stock. The Company expects to retain a substantial interest in Ryan Beck subsequent to the public offering or any other financial transaction. The Company has postponed the Ryan Beck initial public offering due to a combination of current equity market conditions and Ryan Beck’s recent financial performance. The Company anticipates that it will move forward with efforts to monetize a portion of its investment in Ryan Beck when market conditions and Ryan Beck’s performance improves.
     Ryan Beck did not pay any dividends to the Company during 2005, and except in connection with any possible financial transaction, it is not expected that Ryan Beck will make dividend payments to the Company in the foreseeable future.
     The Company has invested $80.3 million in equity securities with a money manager. The equity securities had a fair value of $85.6 million as of June 30, 2006. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
     The Company has established revolving credit facilities aggregating $30 million with two independent financial institutions. The credit facilities contain customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These facilities are secured by the common stock of BankAtlantic. At June 30, 2006, the Company was in compliance with all covenants contained in the facilities. The Company had no outstanding borrowings under these credit facilities at June 30, 2006.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, to fund branch expansion and asset growth, and to pay operating expenses.

Financial Services (Continued)
BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and sales also provide an internal source of liquidity.
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, operating expenses and dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.1 billion as of June 30, 2006. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $1.2 billion at June 30, 2006. BankAtlantic has established lines of credit for up to $582.9 million with other banks to purchase federal funds of which $205 million was outstanding as of June 30, 2006. BankAtlantic has also established a $6.0 million potential advance with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury Investment Program and at June 30, 2006, $19.3 million of short term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At June 30, 2006, BankAtlantic had no outstanding brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at June 30, 2006 were $350.4 million and $145.0 million, respectively, compared to $421.2 million and $13.0 million, respectively, at June 30, 2005. Additionally, BankAtlantic had no commitments to purchase mortgage-backed securities.
     At June 30, 2006, BankAtlantic had investments and mortgage-backed securities of approximately $223.4 million pledged against securities sold under agreements to repurchase (retail and wholesale), $26.3 million pledged against public deposits, $50.4 million pledged against the Federal Reserve Treasury Investment Program, and $57.3 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo branch expansion strategy under which it opened 8 branches during the past 18 months. At June 30, 2006, BankAtlantic had $6.2 million of commitments to purchase land for branch expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future branch construction throughout Florida. BankAtlantic plans to open up to 12 branches during the latter half of 2006, subject to required regulatory approvals. The estimated cost of opening and relocating these branches is expected to be approximately $40 million. BankAtlantic has announced that it intends to open up to 24 branches during 2007. The capital expenditures for this branch expansion are estimated to be approximately $80 million.

Financial Services (Continued)
     At June 30, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
	Actual		Adequately	Well
			Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At June 30, 2006:
Total risk-based capital	$528,582	12.28%	8.00%	10.00%
Tier 1 risk-based capital	$461,237	10.71%	4.00%	6.00%
Tangible capital	$461,237	7.74%	1.50%	1.50%
Core capital	$461,237	7.74%	4.00%	5.00%

At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%
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
Ryan Beck & Co., Inc. Liquidity and Capital Resources
     Ryan Beck’s primary sources of funds during the six months ended June 30, 2006 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses and fund capital expenditures. As part of the Gruntal transaction in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The note is secured by the membership interests in GMS and requires GMS to maintain certain capital and financial ratios. The promissory note was repaid in full in June 2006.
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
     Ryan Beck is subject to the net capital provision of Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital. Additionally, Ryan Beck, as a market maker, is subject to supplemental requirements of Rule 15c3-1(a) 4, which provides for the computation of net capital to be based on the number of and price of issues in which markets are made by Ryan Beck, not to exceed $1.0 million. Ryan Beck’s regulatory net capital was $26.0 million, which was $25.0 million in excess of its required net capital of $1.0 million at June 30, 2006.

Financial Services (Continued)
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing brokers. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at June 30, 2006.”

Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development segment consists of Levitt, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and six months ended June 30, 2006 and 2005. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single and multi-family home and townhome communities and condominiums for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons includes the operations of Bowden Building Corporation, a developer of single family homes based in Tennessee, which was acquired in April 2004. Core Communities develops master-planned communities and is currently developing Tradition Florida, which is located in Port St. Lucie, Florida, and Tradition South Carolina, which is located in Hardeeville, South Carolina. Tradition Florida is planned to ultimately include more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses 5,400 acres with 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, you should refer to the other risks and uncertainties discussed throughout this Form 10-Q for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this Form 10-Q. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements include: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate generally and in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; delays in opening planned new communities and completing developments as currently anticipated; shortages and increased costs of construction materials and labor; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates; the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives; the Company’s ability to timely close on land sales and to deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of our cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the actual costs of disposition of our assets in the Tennessee operations may exceed current estimates; and the Company’s success at managing the risks

Homebuilding & Real Estate Development (Continued)
involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     We evaluate our performance and prospects using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income (loss) before taxes, net income (loss) and return on equity. We also continue to evaluate and monitor the selling, general and administrative expenses as a percentage of revenue. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize additional financial and non-financial information or may not use the measures listed above.
Homebuilding Overview
     The trends in the homebuilding industry have generally been unfavorable in 2006. Demand has slowed as evidenced by fewer new orders and lower conversion rates in the markets in which we operate. These conditions have been particularly difficult in Florida, and we believe are the result of changing homebuyer sentiment, reluctance of buyers to commit to a new home purchase because of uncertainty in their ability to sell their existing home, rising mortgage financing expenses, and an increase in both existing and new homes available for sale across the industry. As a result of these conditions, higher expenses are being incurred for advertising, outside brokers and other incentives in an effort to remain competitive and attract buyers. Selling, general and administrative costs have increased significantly in 2006 due to increased headcount associated with expansion into new communities and regions, and expenditures necessary to increase traffic to our sales centers and improve conversion rates. This is slightly offset by the reduction of overhead costs associated with communities in the later stages of the home production cycle. To the extent possible given the existing commitments, costs are being monitored with a view to aligning overhead spending with new orders and home closings given the existing communities. In July 2006, in response to slowing conditions, we reduced our Homebuilding Division’s workforce by 69 employees, or 10.6%. Annual cash savings are expected to be approximately $4.2 million. We are continuing to review our spending to ensure the costs are commensurate with backlog, sales and deliveries.
     In our Homebuilding Division, we conducted our periodic impairment review of goodwill related to our Tennessee operations in the three months ended June 30, 2006. The profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their market value resulting in a write-down of goodwill in the amount of approximately $1.3 million which is included in other expenses in the unaudited statements of operations in the three and six months ended June 30, 2006. Our Tennessee operations have delivered lower than expected margins. In the three months ended June 30, 2006, key management personnel left the Company and we continued to experience significant start-up costs associated with expansion from the Memphis to the Nashville market. We also experienced a downward trend in home deliveries in our Tennessee operations in the three months ended June 30, 2006. We conducted an impairment review of our inventory of real estate associated with our Tennessee operations and recorded an impairment charge related to the write-down of inventory of approximately $4.7 million which is reflected in other expenses in the unaudited consolidated statements of operations in the three and six months ended June 30, 2006. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. Management is currently

Homebuilding & Real Estate Development (Continued)
evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
     While various land acquisitions continue to be considered as potential inventory for future years, we have slowed the pace of land acquisitions, and all contracts for acquisition are being re-evaluated to determine if completion of the transaction is prudent. Development continues on land we have acquired in Florida, Georgia, and South Carolina as we diversify and expand our operations. Three new communities opened for sales during the quarter ended June 30, 2006. The value of our backlog has grown since December 31, 2005, reflecting higher average selling prices and increased units. While the average selling prices of our homes have increased over the last several years and allowed us to more than offset rising construction costs, sales prices in the current market in Florida are subject to downward pressure associated with a highly competitive market and the need to offer buyer incentives and other programs to increase sales. Therefore, margins may come under pressure as there does not appear to be any near-term moderation of costs. We continue to focus on quality control and customer satisfaction through the use of initiatives aimed at improving our customer experience, referral rate and competitive position.
Land Development Overview
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida — St. Lucie West and Tradition, Florida. Development activity in St. Lucie West was completed during the quarter ended June 30, 2006 with the sale of the final four acres of inventory. The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,650 acres had been sold and 84 acres were subject to firm sales contracts with various purchasers as of June 30, 2006. Traffic into the information center at Tradition, Florida has slowed in connection with the overall slowdown in the Florida homebuilding market, as well as the current availability of residential real estate inventory approved for development. However, discussions on potential transactions with homebuilders and commercial developers remain active. Our newest master-planned community, Tradition, South Carolina, which we acquired in 2005, encompasses 5,390 total acres, including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Development commenced in the first quarter of 2006 and our first sale in South Carolina is expected to occur in the fourth quarter of 2006.
     The Land Division remains active in developing and marketing the master-planned communities. In addition to sales of parcels to homebuilders, the Land Division continues to expand its operations involving commercial properties through sales to developers and internally developing certain projects for leasing. In addition to sales to third party homebuilders and commercial developers, the Land Division periodically sells residential land to the Homebuilding Division.

Homebuilding & Real Estate Development (Continued)
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the valuation of (i) real estate, including the estimation of costs required to complete development of a property; (ii) investments in real estate joint ventures and unconsolidated subsidiaries (including Bluegreen); (iii) the fair market value of assets and liabilities in the application of the purchase method of accounting; (iv) assumptions used in the analysis of discounted cash flows of the Tennessee operations; and (v) assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes and (g) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options. The determination of the fair value of option awards on the date of grant using the Black-Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate, expected forfeiture rate and expected dividends. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the amounts recorded in future periods may differ significantly from the amounts recorded in the current period and could affect net income and earnings per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in the Company’s option awards. Existing valuation models, including the Black-Scholes may not provide reliable measures of the fair values of stock options. As a consequence, the Company’s estimates of the fair values of stock option awards on the grant dates may be materially different than the actual values realized on those option awards in the future. Employee stock options may expire worthless while the Company records compensation expense in its financial statements. Also, amounts may be realized from exercises of stock options that are significantly higher than the fair values originally estimated on the grant date and reported in the Company’s financial statements.

Homebuilding & Real Estate Development (Continued)
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$130,658	107,094	23,564	256,201	305,960	(49,759)
Title and mortgage operations	1,018	947	71	2,026	1,895	131

Total revenues	131,676	108,041	23,635	258,227	307,855	(49,628)

Costs and expenses
Cost of sales of real estate	100,910	84,547	16,363	202,965	215,136	(12,171)
Selling, general and administrative expenses	30,466	19,459	11,007	57,221	42,605	14,616
Other expenses	6,665	626	6,039	7,291	1,942	5,349

Total costs and expenses	138,041	104,632	33,409	267,477	259,683	7,794

Earnings from Bluegreen Corporation	2,152	4,729	(2,577)	2,103	6,867	(4,764)
(Loss) earnings from real estate joint ventures	(77)	42	(119)	(77)	132	(209)
Interest and other income	3,198	1,453	1,745	5,030	2,775	2,255

(Loss) income before income taxes	(1,092)	9,633	(10,725)	(2,194)	57,946	(60,139)
(Benefit) provision for income taxes	(355)	3,581	(3,936)	(797)	22,076	(22,873)

Net (loss) income	$(737)	6,052	(6,789)	(1,397)	35,870	(37,266)

For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Consolidated net (loss) income decreased $6.8 million, or 112.2%, for the three months ended June 30, 2006 as compared to the same period in 2005. The decrease in net (loss) income was the result of higher selling, general and administrative expenses in all of the Divisions. In addition, other expenses increased as a result of the impairment charges in the Homebuilding Division. Further, Bluegreen Corporation’s earnings decreased during the three months ended June 30, 2006 as compared to the same period in 2005. These increases in expenses were partially offset by increases in margins on sales of real estate and interest and other income associated with the Land Divisions commercial operations.
     Our revenues from sales of real estate increased 22.0% to $130.7 million for the three months ended June 30, 2006 from $107.1 million for the same period in 2005. In the three months ended June 30, 2005, the Land Division did not deliver any parcels, recording revenues of $149,000 associated with lot premiums, while during the same period in 2006, the Land Division’s sales of real estate totaled $14.1 million. Additionally revenues from home sales increased to $116.6 million during the three months ended June 30, 2006, compared to $107.1 million for the same period in 2005. During the three months ended June 30, 2006, 392 homes were delivered as compared to 448 homes delivered during the same period in 2005. Despite the decrease in deliveries, revenues increased, largely as a result of an increase in average selling price of deliveries, which increased from $239,000 for the three months ended June 30, 2005 compared to $297,000 for the same period in 2006. The increase in the average price of our homes delivered was due to the price increases initiated throughout 2005 in the face of strong demand, particularly in Florida.
     Cost of sales increased 19.4% to $100.9 million during the three months ended June 30, 2006, as compared to the same period in 2005. The increase in cost of sales was attributable to land sales recorded by the Land Division, as well as greater costs of sales associated with the Homebuilding Division. Cost of sales as a percentage of related revenue decreased to 77.2% for the three months ended June 30, 2006, as compared to approximately 78.9% for the same period in 2005, due mainly to the margins realized by the Land Division. In the three months

Homebuilding & Real Estate Development (Continued)
ended June 30, 2006, the Land Division delivered 48.5 acres at a margin of 45.2% while it did not have any deliveries during the same period in 2005.
     Selling, general and administrative expenses increased $11.0 million to $30.5 million during the three months ended June 30, 2006 compared to $19.5 million during the same period in 2005 primarily as a result of higher employee compensation and benefits, increased recruiting costs, advertising costs and professional services expenses. Employee compensation and benefit costs increased by approximately $3.8 million, from $9.2 million during the three months ended June 30, 2005 to $13.0 million for the same period in 2006. This increase relates to the number of our full time employees, increasing to 765 at June 30, 2006 from 576 at June 30, 2005, mainly related to the continued expansion of the Homebuilding activities and support functions. Approximately $612,000 of the increase in compensation expense was associated with non-cash stock based compensation for which no expense was recorded in the same period in 2005. We also experienced an increase in advertising and outside broker expense in the three months ended June 30, 2006 compared to the same period in 2005 due to the increased advertising for three new communities that were opened during the quarter and the increased advertising and outside broker costs associated with attracting buyers during the recent slowdown experienced in the homebuilding market. Lastly, professional services increased due to non-capitalizable consulting services performed in the three months ended June 30, 2006 related to our systems implementation. These expenses consist of documentation of process flows, training and other validation procedures that are being performed in connection with the system implementation. These costs did not exist in the three months ended June 30, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 23.0% during the three months ended June 30, 2006, from 18.1% during the same 2005 period due to the increases in overhead spending. As noted in the overview section, management is reviewing our overhead spending to ensure the costs are commensurate with backlog, sales and deliveries.
     Interest incurred and capitalized totaled $9.5 million in the three months ended June 30, 2006 and $4.1 million for the same period in 2005. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2006 and 2005 included previously capitalized interest of approximately $3.0 million and $2.7 million, respectively.
     Other expenses increased to $6.7 million during the three months ended June 30, 2006 from $626,000 for the same period in 2005. This increase was primarily attributable to impairment charges in the three months ended June 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charges. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
     Bluegreen reported net income for the three months ended June 30, 2006 of $6.6 million, as compared to net income of $14.9 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.1 million for the three months ended June 30, 2006 period compared to our interest in Bluegreen’s earnings of $4.7 million for the same period in 2005.
     Interest and other income increased from $1.5 million during the three months ending June 30, 2005 to $3.1 million during the same period in 2006. This change was primarily related to a $1.3 million gain on sale of fixed assets from our Land Division, an increase in lease and irrigation income from our Land Division, and higher interest income generated by our various interest bearing deposits.
For the Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Consolidated net (loss) income decreased $37.2 million, or 103.9%, for the six months ended June 30, 2006 as compared to the same period in 2005. The decrease in net (loss) income was the result of decreased margins on

Homebuilding & Real Estate Development (Continued)
sales of real estate by our Land Division and Other Operations and higher selling, general and administrative expenses associated with Other Operations and the Homebuilding Division. In addition, other expenses increased as a result of the impairment charges in the Homebuilding Division. Further, Bluegreen Corporation experienced a decline in earnings in the six months ended June 30, 2006 compared to the same period in 2005. These decreases were partially offset by an increase in interest and other income associated with the Land Divisions’ commercial operations.
     Our revenues from sales of real estate decreased 16.3% to $256.2 million for the six months ended June 30, 2006 from $306.0 million for the same period in 2005. This decrease was primarily attributable to the decrease in the Land Divisions and Other Operations sales of real estate in the six months ended June 30, 2006. In the six months ended June 30, 2005, the Land Division recorded land sales of $66.7 million while during the same period in 2006, the Land Division’s sales of real estate totaled $21.3 million. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the six months ended June 30, 2005 compared to 105 acres sold by the Land Division for the same period in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial did not deliver any units during the six months ended June 30, 2006. These decreases were slightly offset by an increase in revenues from home sales. Revenues from home sales increased to $234.8 million during the six months ended June 30, 2006 compared to $225.1 million for the same period in 2005. During the six months ended June 30, 2006, 831 homes were delivered as compared to 949 homes delivered during the same period in 2005, however the average selling price of deliveries increased to $283,000 for the six months ended June 30, 2006 from $237,000 for the same period in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 in the face of strong demand, particularly in Florida.
     Cost of sales decreased 5.7% to $203.0 million during the six months ended June 30, 2006, as compared to the same period in 2005. The decrease in cost of sales was due to fewer land sales recorded by the Land Division and Other Operations. Cost of sales as a percentage of related revenue was approximately 79.2% for the six months ended June 30, 2006, as compared to approximately 70.3% for the same period in 2005, due mainly to distribution of cost of sales between the Homebuilding and Land Division. In the six months ended June 30, 2006 Land Division and Other Operations, which typically generate larger margin percentages, comprised 7% of total Cost of Sales, compared to 18% for the same period in 2005. In the six months ended June 30, 2006, the Land Division delivered 105 acres consisting of commercial land, residential land, and finished lots, at a margin of 40%, while delivering 1,304 acres at a margin of 59% during the same period in 2005.
     Selling, general and administrative expenses increased $14.6 million to $57.2 million during the six months ended June 30, 2006 compared to $42.6 million during the same period in 2005 primarily as a result of higher employee compensation and benefits, recruiting costs, advertising costs and professional services expenses. Employee compensation costs increased by approximately $4.3 million, from $21.0 million during the six months ended June 30, 2005 to $25.3 million for the same period in 2006. This increase relates to the number of full time employees which increased from 576 at June 30, 2005 to 765 at June 30, 2006 primarily as a result of the continued expansion of the Homebuilding activities and support functions. Further, approximately $1.3 million of the increase in compensation expense was associated with non-cash stock based compensation for which no expense was recorded in the same period in 2005. We also experienced an increase in advertising and outside broker expense in the six months ended June 30, 2006 compared to the same period in 2005 due to the increased advertising and outside broker costs for three new communities that were opened during 2006 and the increased advertising and outside broker costs associated with attracting buyers during the recent slowdown experienced in the homebuilding market. Lastly, professional services increased due to non-capitalizable consulting services performed in the six months ended June 30, 2006 related to our systems implementation. These expenses consist of documentation of process flows, training and other validation procedures that are being performed in connection with the system implementation. These costs did not exist in the six months ended June 30, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 22.2% during the six months ended June 30, 2006, from 13.8% during the same period in 2005 due to the increases in overhead spending noted above coupled with the decline in total revenues generated from our Land Division. As noted in the overview section, management is reviewing our overhead spending to ensure the costs are commensurate with backlog, sales and deliveries.

Homebuilding & Real Estate Development (Continued)
     Interest incurred and capitalized totaled $17.6 million for the six months ended June 30, 2006 period and $7.6 million for the same period in 2005. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2006 and 2005 included previously capitalized interest of approximately $5.7 million, and $5.3 million, respectively.
     Other expenses increased to $7.3 million during the six months ended June 30, 2006 from $1.9 million in the same period in 2005. The increase was primarily attributable to impairment charges in the six months ended June 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charges. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets. These increases were slightly offset by a decrease due to a $677,000 penalty on debt prepayment which was a charge incurred during the six months ended June 30, 2005 at our Land Division. The penalty arose from the repayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.
     Bluegreen reported net income for the six months ended June 30, 2006 of $6.1 million, as compared to net income of $21.3 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.1 million for the 2006 period compared to $6.9 million for the same period in 2005.
     Interest and other income increased from $2.8 million during the six months ending June 30, 2005 to $5.0 million during the same period in 2006. This change was primarily related to a $1.3 million gain on sale of fixed assets from our Land Division, an increase in lease and irrigation income from our Land Division, and higher interest income generated by our various interest bearing deposits.

Homebuilding & Real Estate Development (Continued)
HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$116,574	107,095	9,479	234,849	225,082	9,767
Title and mortgage operations	1,018	947	71	2,026	1,895	131

Total revenues	117,592	108,042	9,550	236,875	226,977	9,898

Costs and expenses
Cost of sales of real estate	92,619	84,273	8,346	189,116	177,852	11,264
Selling, general and administrative expenses	20,568	13,732	6,836	38,140	28,340	9,800
Other expenses	6,665	626	6,039	7,291	1,265	6,026

Total costs and expenses	119,852	98,631	21,221	234,547	207,457	27,090

Earnings from real estate joint ventures	—	—	—	—	104	(104)
Interest and other income	248	199	49	425	413	12

(Loss) income before income taxes	(2,011)	9,610	(11,621)	2,753	20,037	(17,284)
(Benefit) provision for income taxes	(85)	3,653	(3,738)	1,669	7,554	(5,885)

Net (loss) income	$(1,926)	5,957	(7,883)	1,084	12,483	(11,399)

Homes delivered (units)	392	448	(56)	831	949	(118)
Construction starts (units)	532	478	54	922	825	97
Average selling price of homes delivered	$297	239	58	283	237	46
Margin percentage on homes delivered	20.5%	21.3%	0.8%	19.5%	21.0%	(1.5%)
New sales contracts (units)	332	429	(97)	838	1,034	(196)
New sales contracts (value)	$117,304	133,874	(16,570)	286,691	299,155	(12,464)
Backlog of homes (units)	1,799	1,899	(100)	1,799	1,899	(100)
Backlog of homes (value)	$609,167	522,785	(86,382)	609,167	522,785	86,382
For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Revenues from home sales were up 8.9% at $116.6 million during the three months ended June 30, 2006, compared to $107.1 million for the same period in 2005. During the three months ended June 30, 2006, 392 homes were delivered as compared to 448 homes delivered during the three months ended June 30, 2005. However, we experienced an increase in revenues due to an increase in the average price of our homes delivered due to the price increases initiated throughout 2005 in the face of strong demand, particularly in Florida. As discussed earlier there has been a general slowdown in the Florida market and management believes that price increases are not currently possible and additional sales incentives may be required in order to maintain sales levels.
     The value of new orders decreased to $117.3 million for the three months ended June 30, 2006, from $133.9 million for the same period in 2005. During the three months ended June 30, 2006, new unit orders decreased to 332 units, from 429 units during the same period in 2005. The decrease in new unit orders was the result of softening in markets as traffic trended downward and conversion rates slowed. The decrease in new orders was offset by the average sales price of new home orders increasing 13.1% to $353,000 for the three months ended June 30, 2006, from $312,000 during the same periods in 2005. Higher selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which historically have yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that were maintained in the first six months of

Homebuilding & Real Estate Development (Continued)
2006. Construction starts increased as we continue to open new communities and implement our inventory management and production strategies for orders in 2005 and the six months ended June 30, 2006. The average sales price of the homes in backlog at June 30, 2006 increased 23.3% to $339,000, from $275,000 at June 30, 2005.
     Cost of sales increased 9.9% to $92.6 million during the three months ended June 30, 2006, compared to the same period in 2005. The increase in cost of sales was primarily due to the increased revenue from home sales and higher construction costs. The costs of labor and building materials continue to rise. The sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined from 21.3% in the three months ended June 30, 2005 compared to 20.5% during of the three months ended June 30, 2006. The decline was primarily attributable to higher construction costs related to costs of labor and building materials.
     Selling, general and administrative expenses increased 49.8% to $20.6 million during the three months ended June 30, 2006, as compared to the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside broker fees, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation and benefit costs increased by approximately $1.9 million, from $6.9 million during the three months ended June 30, 2005 to $8.8 million for the same period in 2006. The increase relates to the number of our full time employees increasing to 645 at June 30, 2006, from 507 at June 30, 2005 and mainly is related to the continued expansion of the Homebuilding activities and support functions. We also experienced an increase in advertising and outside broker costs in the three months ended June 30, 2006 compared to the same period in 2005 due to the increased advertising and outside broker for three new communities that were opened during the quarter and the increased advertising and outside broker costs needed to entice buyers during the slowdown that the homebuilding market is currently experiencing. As a percentage of total revenues, selling, general and administrative expense was approximately 17.5% for the three months ended June 30, 2006 compared to 12.7% for the same 2005 period. As we continue our expansion into the North Florida, Georgia, and South Carolina markets, we expect to continue to incur administrative start-up costs as well as certain sales related costs in advance of revenue recognition, which will continue to affect our operating results.
     Other expenses increased to $6.7 million during the three months ended June 30, 2006 from $626,000 for the same period in 2005. This increase was primarily attributable to impairment charges in the three months ended June 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charges. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
     Interest incurred and capitalized totaled $6.5 million and $2.4 million for the three months ended June 30, 2006 and 2005, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $227.6 million increase in our borrowings from June 30, 2005. Most of our variable-rate borrowings are indexed to LIBOR or the Prime Rate. Our variable rate borrowings increased to 8.25% at June 30, 2006, from 6.25% at June 30, 2005. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2006 and 2005 included previously capitalized interest of approximately $2.4 million and $1.7 million, respectively.
Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Revenues from home sales increased moderately to $234.8 million during the six months ended June 30, 2006, from $225.1 million during the same period in 2005. The increase is a result of an increase in average sale prices on home deliveries, which increased to $283,000 for the six months ended June 30, 2006, compared to

Homebuilding & Real Estate Development (Continued)
$237,000 during the same period in 2005. While prices increased significantly, the effect on revenue was offset by a decrease in the number of deliveries which declined to 831 homes delivered during the six months ended June 30, 2006 from 949 homes during the same period in 2005.
     The value of new orders decreased to $286.7 million during the six months ended June 30, 2006, from $299.2 million during the same period in 2005. During the six months ended June 30, 2006, new unit orders decreased to 838 units, from 1,034 units during the same period in 2005 as a result of softening in markets as traffic trended downward and conversion rates slowed. The decrease in new orders was offset by the average sales price of new home orders increasing 18% during the six months ended June 30, 2006 to $342,000, from $289,000 during the same period in 2005. Higher selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which historically have yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that were maintained in the first six months of 2006.
     Cost of sales increased $11.3 million to $189.1 million during the six months ended June 30, 2006, from $177.9 million during the same period in 2005. The increase in cost of sales was primarily due to the increased revenue from home sales and higher construction costs as discussed earlier.
     Margin percentage declined slightly during the six months ended June 30, 2006 to 19.5%, from 21.0% during the same period in 2005. The decline for the six month period was due to higher construction costs as discussed earlier.
     Selling, general and administrative expenses increased 34.6% to $38.1 million during the six months ended June 30, 2006, as compared to the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $4.1 million, from $12.8 million during the six months ended June 30, 2005 to $16.9 million for the same period in 2006. The increases are a result of the same factors discussed above. As a percentage of total revenues, selling, general and administrative expense was approximately 16.1% for the six months ended June 30, 2006 compared to 12.5% for the same period in 2005, for the reasons noted above.
     Other expenses increased to $7.3 million during the six months ended June 30, 2006 from $1.3 million in the same period in 2005. The increase was primarily attributable to impairment charges in the six months ended June 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charges. Management is currently evaluating various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
     Interest incurred and capitalized on notes and mortgages payable totaled $11.8 million during the six months ended June 30, 2006, compared to $4.5 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $227.6 million increase in our borrowings from June 30, 2005. Most of our variable-rate borrowings are indexed to either LIBOR or the Prime Rate, which increased to 8.25% at June 30, 2006, from 6.25% at June 30, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $4.5 million during the six months ended June 30, 2006 as compared to $3.4 million for the same period in 2005.

Homebuilding & Real Estate Development (Continued)
LAND DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$14,086	149	13,937	21,358	66,700	(45,342)

Total revenues	14,086	149	13,937	21,358	66,700	(45,342)

Costs and expenses
Cost of sales of real estate	7,718	182	7,536	12,737	27,272	(14,535)
Selling, general and administrative expenses	3,034	1,949	1,085	5,820	6,395	(575)
Other expenses	—	—	—	—	677	(677)

Total costs and expenses	10,752	2,131	8,621	18,557	34,344	(15,787)

Interest and other income	2,111	425	1,686	3,099	846	2,253

Income(Loss) before income taxes	5,445	(1,557)	7,002	5,900	33,202	(27,302)
Provision(Benefit) for income taxes	2,068	(624)	2,692	2,205	12,812	(10,607)

Net income(loss)	$3,377	(933)	4,310	3,695	20,390	(16,695)

Acres sold	48.5	—	48.5	105	1,304	(1,199)
Margin percentage	45.2%	(22.1%)	67.4%	40.4%	59.1%	(18.7%)
Unsold saleable acres	7,138	4,657	2,481	7,138	4,657	2,481
Acres subject to sales contracts	84	545	(461)	84	545	(461)
Acres subject to sales contracts (value)	$15,387	59,884	(44,497)	15,387	59,884	(44,497)
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant quarter to quarter volatility. We calculate margin as sales of real estate minus cost of sales of real estate, and have historically realized between 40% and 60% margin on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the ultimate use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of development and interest and real estate tax costs capitalized to the particular land parcel. Allocations to costs of sales involve management judgment and an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change for elements often beyond management’s control. Future margins will continue to vary in response to these and other market factors.
     The value of acres subject to sales contracts decreased from $59.8 million at June 30, 2005 to $15.4 million at June 30, 2006. The backlog consists of executed contracts and provides a partial indication of potential future sales activity and value per acre. Depending upon the underlying land, other contracts are executed and closed, and therefore do not appear in the backlog. Therefore, the backlog is not useful as a primary indicator of future sales activity.
For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Revenues increased $14.0 million to $14.1 million during the three months ended June 30, 2006, as compared to the same period in 2005. Of the total 48.5 acres sold in 2006, raw land sales to commercial developers as well as homebuilders comprised 24.9 acres. There were no sales in the three months ended June 30, 2005.

Homebuilding & Real Estate Development (Continued)
     Cost of sales increased $7.5 million to $7.7 million during the three months ended June 30, 2006, as compared to $182,000 for the same period in 2005. The increase in cost of sales was due to the increase in sales activity. The 2005 cost of sales was associated with an adjustment to our cost to complete accruals. Cost of sales as a percentage of related revenue was approximately 54.8% for the three months ended June 30, 2006. Of the total sales, raw land sales comprised 24.9 acres at a margin of 49% while the remaining lot sales generated a margin of 32%.
     Selling, general and administrative expenses increased to $3.0 million during the three months ended June 30, 2006 as compared to $1.9 million for the same period in 2005. The increase primarily was a result of higher incentive compensation associated with the increase in profitability during the three months ended June 30, 2006 compared to the same period in 2005. Additionally, increases in compensation and other administrative expenses are attributable to increased headcount in support of our expansion into the South Carolina market, increased insurance costs in Florida, and increased depreciation associated with those assets being internally developed which will generate additional revenue in the future.
     Interest incurred and capitalized for the three months ended June 30, 2006 and 2005 was approximately $1.5 million and $500,000, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as to an increase in the average interest rate on our variable-rate debt.
     The increase in interest and other income from $425,000 for the three months ended June 30, 2005 to $2.1 million for the same period in 2006 is primarily related to a $1.3 million gain on sale of fixed assets, an increase in lease and irrigation income, and higher interest income generated by our various interest bearing deposits.
Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Revenues decreased 68.0% to $21.4 million during the six months ended June 30, 2006, from $66.7 during the same period in 2005. During the six months ended June 30, 2006, we sold 105 acres at an average margin of 40.4%. The decrease in revenue was primarily attributable to a large bulk sale of land adjacent to Tradition, consisting of a total of 1,294 acres for $64.7 million, which occurred in the six months ended June 30, 2005. Acres sold in 2006 have been more evenly distributed to different developers as well as between land and lot sales. For the six months ended June 30, 2006, land sales represent 51% of the total acres sold while lot sales represent the remaining 49%.
     Cost of sales decreased $14.5 million to $12.7 million during the six months ended June 30, 2006, as compared to $27.3 million for the same period in 2005. The decrease in cost of sales was due to the decrease in sales activity. Cost of sales as a percentage of related revenue was approximately 59.6% for the six months ended June 30, 2006 compared to 40.9% for the same period in 2005.
     Selling, general and administrative expenses decreased 9.0% to $5.8 million during the six months ended June 30, 2006, from $6.4 million during the same period in 2005. The decrease primarily is a result of lower incentive compensation in 2006 associated with the decrease in profitability from the six months ended June 30, 2005 to the same period in 2006. The decrease in incentive compensation was partially offset by increases in compensation and other administrative expenses associated with our expansion into the South Carolina market, increased insurance costs in Florida, and increased depreciation associated with those assets being internally developed. As a percentage of total revenues, our selling, general and administrative expenses increased to 27.2% during the six months ended June 30, 2006, from 10% during the same period in 2005. The large variance is attributable to the large land sale that occurred in the six months ended June 30, 2005 which created a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of the Land Division’s expenses.
     The decrease in other expenses was attributable to a $677,000 penalty on debt prepayment incurred during the six months ended June 30, 2005 period arising from the prepayment of indebtedness under a line of credit using the proceeds of the bulk land sale described above.

Homebuilding & Real Estate Development (Continued)
     Interest incurred and capitalized during the six months ended June 30, 2006 and 2005 was $2.8 million and $960,000, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as to an increase in the average interest rate on our variable-rate debt. Cost of sales of real estate during the six months ended June 30, 2006 included previously capitalized interest of $98,000, compared to $536,000 during the same period in 2005.
     The increase in interest and other income from $846,000 for the six months ended June 30, 2005 to $3.1 million for the same period in 2006 is primarily related to a $1.3 million gain on sale of fixed assets, an increase in lease and irrigation income, and higher interest income generated by our various interest bearing deposits.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2006	2005	Change	2006	2005	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$—	—	—	—	14,709	(14,709)

Total revenues	—	—	—	—	14,709	(14,709)

Costs and expenses
Cost of sales of real estate	656	624	32	1,298	11,950	(10,652)
Selling, general and administrative expenses	6,863	3,778	3,085	13,260	7,870	5,390
Other expenses	—	—	—	—	—	—

Total costs and expenses	7,519	4,402	3,117	14,558	19,820	(5,262)

Earnings from Bluegreen Corporation	2,152	4,729	(2,577)	2,103	6,867	(4,764)
(Loss) earnings from real estate joint ventures	(77)	42	(119)	(77)	28	(105)
Interest and other income	859	829	(30)	1,541	1,516	25

Income before income taxes	(4,585)	1,198	(5,783)	(10,991)	3,300	(14,291)
Provision for income taxes	(2,371)	392	(2,763)	(4,735)	1,155	(5,890)

Net income	$(2,214)	806	(3,020)	(6,256)	2,145	(8,401)

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings from our investment in Bluegreen and (loss) earnings from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of June 30, 2006. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently based on Bluegreen’s results. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.
For the Three Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized to reconcile the interest expense on a consolidated basis with the interest expensed in the Company’s other segments regardless of whether sales were incurred in the period. Cost of sales increased to $656,000 during the three

Homebuilding & Real Estate Development (Continued)
months ended June 30, 2006, as compared to $624,000 during the three months ended June 30, 2005. The slight increase is attributable to larger debt levels than in the prior period.
     Bluegreen reported net income for the three months ended June 30, 2006 of $6.6 million, as compared to net income of $14.9 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.2 million for the three months ended June 30, 2006 compared to $4.7 million for the same period in 2005.
     Selling, general and administrative expenses increased to $6.9 million during the three months ended June 30, 2006 as compared to $3.8 million during the three months ended June 30, 2005. This increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $1.2 million, from $1.8 million during the three months ended June 30, 2005 to $3.0 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at June 30, 2006 from 34 at June 30, 2005. Additionally, approximately $612,000 of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Professional services also increased due to non-capitalizable consulting services being performed in the three months ended June 30, 2006 related to our systems implementation. These expenses consist of documentation of process flows, training and other validation procedures that are being performed in connection with the systems implementation. These costs did not exist in the three months ended June 30, 2005.
     Interest incurred and capitalized in Other Operations was approximately $1.5 million and $1.2 million for the three months ended June 30, 2006 and 2005, respectively. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in the junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.
Six Months Ended June 30, 2006 Compared to the Same 2005 Period:
     Sales of real estate decreased $14.7 million in the six months ended June 30, 2006 compared to the same period in 2005. During the six months ended June 30, 2006, Levitt Commercial did not deliver any flex warehouse units as compared to 44 flex warehouse units delivered generating revenues of $14.7 million during the same period in 2005. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not representative of following quarters or the full year. Levitt Commercial has two flex warehouse projects currently in development that are expected to be completed during 2006, at which time we expect to generate additional revenue associated with those projects.
     Cost of sales of real estate decreased $10.7 million from $12.0 million in the six months ended June 30, 2005 to $1.3 million in the six months ended June 30, 2006. Cost of sales of real estate in Other Operations in the six months ended June 30, 2005 includes the cost of sales on flex warehouse units delivered.
     Bluegreen reported net income for the six months ended June 30, 2006 of $6.1 million, as compared to net income of $21.3 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $2.1 million for six months ended June 30, 2006 compared to $6.9 million for the same period in 2005.
     Selling, general and administrative expense increased 68% to $13.3 million during the six months ended June 30, 2006, from $7.9 million during the same period in 2005. The increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $3.2 million from $3.0 million during the six months ended June 30, 2005 to $6.2 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at June 30, 2006 from 34 at June 30, 2005. Additionally, approximately $1.3 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded

Homebuilding & Real Estate Development (Continued)
in the same period in 2005. Professional services also increased due to non-capitalizable consulting services being performed in the six months ended June 30, 2006 related to our systems implementation. These expenses consist of documentation of process flows, training and other validation procedures that are being performed in connection with the system implementation. These costs did not exist in the six months ended June 30, 2005.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $3.0 million during the six months ended June 30, 2006, compared to $2.1 million during the same period in 2005. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in the junior subordinated debentures and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $1.3 million and $1.4 million during the six months ended June 30, 2006 and 2005, respectively.

Homebuilding & Real Estate Development (Continued)
FINANCIAL CONDITION
June 30, 2006 compared to December 31, 2005
     Our total assets at June 30, 2006 and December 31, 2005 were $1.0 billion and $896 million, respectively.
     The material changes in the composition of assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $40.3 million, which resulted from cash used in operations and investing activities of $155 million, partially offset by an increase in cash provided by financing activities of $114 million;

•	a net increase in inventory of real estate of approximately $143.4 million which includes approximately $64.2 million in land acquisitions by our Homebuilding Division; and

•	an increase of $18.6 million in property and equipment associated with increased investment in commercial properties under construction at Core Communities, and hardware and software acquired for our systems upgrade.
     Total liabilities at June 30, 2006 and December 31, 2005 were $670 million and $546 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $100.4 million, primarily related to project debt associated with 2006 land acquisitions and land development activities;

•	an increase of $5.1 million in customer deposits associated with our larger homebuilding backlog;

•	an increase of $15.4 million in junior subordinated debentures ;

•	an increase of $17.9 million in accounts payable and accrued liabilities, relating to accruals for increased selling general and administrative costs, certain construction related accruals, and the timing of invoices processed; and

•	a decrease in the current tax liability of approximately $12.6 million relating primarily to the decrease in our taxable income to a loss position and the timing of estimated tax payments.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the six months ended June 30, 2006, our primary sources of funds were the proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company’s cash declined $40.3 million during the six months ended June 30, 2006 as a result of its continued investment in inventory. The Company also utilized borrowings to finance the purchase of that inventory. Net cash used in operations totaled $143.5 million with $157.3 million expended on inventory, including raw land and construction materials. Net cash used in investing totaled $11.1 million, with $12.4 million were additions to property and equipment. These expenditures were offset by an increase in cash generated from various project related and corporate debt. Total cash provided by financing was $114.3 million, with borrowings totaling $227.7 million and repayments representing $112.0 million.
     We rely on third party financing to fund the acquisition and development of land. During the three months ended June 30, 2006, Core Communities secured a loan with a third party lender for up to $60.9 million to for the development of a commercial project. Additionally, during the three months ended June 30, 2006, Levitt and Sons entered into various amendments of its existing credit facilities to increase the amount available for borrowing by an aggregate of $100.0 million. These debt instruments are secured by real property and accrue interest at floating rates.

Homebuilding & Real Estate Development (Continued)
     On June 1, 2005, we formed a statutory business trust (“LCT III”) which issued $15.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from us. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.251% through June 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 3.80% until the scheduled maturity date of June 2036. In addition, we contributed $464,000 to LCT III in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of LCT III’s common securities are nearly identical to the trust preferred securities.
     On July 18, 2006, we formed a statutory business trust (“LCT IV”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures. LCT IV issued $15.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from us. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.349% through September 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 3.80% until the scheduled maturity date of September 2036. In addition, we contributed $464,000 to LCT IV in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from us. The terms of LCT IV’s common securities are nearly identical to the trust preferred securities.
     In addition to the liquidity provided by our existing credit facilities, we expect to continue to fund our short-term liquidity requirements through future cash provided by operations, other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions, debt service and repayment obligations primarily with net cash provided by operations and long-term secured and unsecured indebtedness. As of June 30, 2006 and December 31, 2005, we had cash and cash equivalents of $73.3 million and $113.6 million, respectively.
     At June 30, 2006, our consolidated debt totaled $523.6 million. Our principal payment obligations with respect to our debt for the 12 months beginning June 30, 2006 are anticipated to total $39.6 million. However, certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt. These amounts would be in addition to the scheduled payments over the next twelve months. We expect to generate most of the funds to repay these amounts from sales of real estate, other financing activities and our cash on hand. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and a minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At June 30, 2006, we were in compliance with all loan agreement financial requirements and covenants.

Homebuilding & Real Estate Development (Continued)
Off Balance Sheet Arrangements and Contractual Obligations
In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments when they are due. As of June 30, 2006, development districts in Tradition, Florida had $62 million of community development district bonds outstanding and we owned approximately 43% of the property in those districts. During the three months ended June 30, 2006, we recorded approximately $244,231 in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
The following table summarizes our contractual obligations as of June 30, 2006 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations(1)	$523,654	39,565	328,872	40,520	114,697
Operating lease obligations	11,940	2,868	3,532	2,247	3,294
Purchase obligations	72,359	72,359	—	—	—

Total Obligations	$607,953	114,792	332,404	42,767	117,991

(1)	Amounts exclude interest
Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At June 30, 2006, we had $2.0 million in deposits securing such purchase commitments
At June 30, 2006, we had outstanding surety bonds and letters of credit of approximately $126.1 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $98.5 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.”

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
Because BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, an increase or decrease in the market price of their stock would not impact the financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC.
BFC Interest Rate Risk
At June 30, 2006, BFC had no amounts outstanding under its $14.0 million line of credit. The interest rate on the line of credit is an adjustable rate tied to LIBOR. Should BFC make advances under the line of credit, it would be subjected to interest rate risk to the extent that there were changes in the LIBOR index.
BankAtlantic Bancorp Consolidated Interest Rate Risk
BankAtlantic Interest Rate Risk
The amount of interest earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of June 30, 2006
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$85,245	147,259	127,506	339,677	699,687
Hybrids ARM less than 5 years	212,869	157,584	47,867	1,091	419,411
Hybrids ARM more than 5 years	182,166	239,567	221,690	284,807	928,230
Commercial loans	1,461,712	111,089	79,005	15,034	1,666,840
Small business loans	160,603	73,778	24,677	10,386	269,444
Consumer	516,649	5,196	4,218	17,101	543,164

Total loans	2,619,244	734,473	504,963	668,096	4,526,776

Investment securities
Tax exempt securities	—	5,404	23,028	369,924	398,356
Taxable investment securities	224,330	80,403	63,924	66,820	435,477
Tax certificates	208,042	—	—	—	208,042

Total investment securities	432,372	85,807	86,952	436,744	1,041,875

Total interest earning assets	3,051,616	820,280	591,915	1,104,840	5,568,651

Total non-earning assets	—	—	—	479,745	479,745

Total assets	$3,051,616	820,280	591,915	1,584,585	6,048,396

Total interest bearing liabilities	$3,143,617	398,501	282,872	1,605,029	5,430,019
Non-interest bearing liabilities	—	—	—	618,377	618,377

Total non-interest bearing liabilities and equity	$3,143,617	398,501	282,872	2,223,406	6,048,396

GAP (repricing difference)	$(92,001)	421,779	309,043	(500,189)
Cumulative GAP	$(92,001)	329,778	638,821	138,632
Repricing Percentage	-1.52%	6.97%	5.11%	-8.27%

Cumulative Percentage	-1.52%	5.45%	10.56%	2.29%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.

The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting it to significant interest rate risk because its assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
BankAtlantic has developed a model using standard industry software to measure its interest rate risk. The model performs a sensitivity analysis that measures the effect on net interest income of changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis points would have on net interest income over a 12 month period.
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
Presented below is the estimated change in BankAtlantic’s estimated net interest income over a twelve month period based on assumed changes in interest rates calculated utilizing BankAtlantic Bancorp’s model:

As of June 30, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$250,501	-2.92%
+100 bp	$257,152	-0.34%
0	$258,041	0.00%
-100 bp	$257,936	-0.04%
-200 bp	$253,124	-1.91%
BankAtlantic Bancorp’s tax equivalent net interest margin improved to 4.14% in the first six months of 2006 vs. 3.89% in the comparable 2005 period. The improvement is primarily attributable to an increase in low cost deposits funding the repayment of short term borrowings. This margin improvement is particularly significant in light of the flatness of the current yield curve. While further margin improvement will depend largely on the future pattern of interest rates, BankAtlantic believes that high level of low cost deposits and the expected continued growth in those deposits, coupled with the general positioning of BankAtlantic’s balance sheet for rising interest rates should enable BankAtlantic’s margin to show gradual improvement in subsequent periods.

Consolidated Equity Price Risk
     BFC and BankAtlantic Bancorp Parent Company maintain a portfolio of equity securities that subjects us to equity pricing risks which would arise as the values of equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale equity securities at June 30, 2006 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$113,834	$18,972
10%	$104,348	$9,486
0%	$94,862	$—
-10%	$85,376	$(9,486)
-20%	$75,890	$(18,972)
     Excluded from the above table is $1.8 million of investments in private companies held by BankAtlantic Bancorp and a $5.0 million invested by BankAtlantic Bancorp in a limited partnership for which no current market exists. The limited partnership invests in companies in the financial services industry. Also excluded from the above table is $532,000 of investments held by BFC in private companies held by BFC and BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.
Ryan Beck Market Risk
     Ryan Beck a broker/dealer subsidiary of BankAtlantic Bancorp, is exposed to market risk arising from trading and market making activities. Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads and other market forces. Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”) is the principal statistical method used and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Substantially all the trading inventory is subject to measurement using VaR.
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
     The following table sets forth the high, low and average VaR for Ryan Beck for the six months ended June 30, 2006 (in thousands):

	High	Low	Average
VaR	$415,528	$94,069	$214,023
Aggregate Long Value	202,976	90,909	148,846
Aggregate Short Value	$148,920	$35,063	$82,821

Levitt
     Levitt is also subject to interest rate risk on its long-term debt. At June 30, 2006, Levitt had $433.6 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $90.1 million in borrowings with fixed or initially-fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
     Assuming the variable rate debt balance of $433.6 million outstanding at June 30, 2006 (which does not include initially fixed-rate obligations which will not become floating rate during 2006) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $4.3 million per year.

Item 4. Controls and Procedure
Evaluation of Disclosure Controls and Procedures
     As of June 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made changes in our internal controls which we believe remediate the material weakness identified below. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control over Financial Reporting
     As discussed in our 2005 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2005 over the segregation of duties performed by senior financial personnel with regard to (1) the cash disbursement function, (2) the journal entry process, and (3) access to our financial reporting systems. Furthermore, it was determined that management did not have adequate documentation of the oversight and review of these individuals to compensate for the inadequate segregation of duties. The remedial actions implemented in the first quarter of 2006 relating to this material weakness are described below.
     During the first quarter of 2006, we implemented automated and manual controls for our financial systems to restrict responsibilities and financial reporting system access rights for senior financial personnel. We finished designing, implementing, and testing the operating effectiveness of the changes in these controls in the first quarter of 2006 and determined that all access rights within our financial system were appropriately assigned as of June 30, 2006. We believe that the changes in our internal controls described above have remediated the material weakness.
     In addition, we reviewed our internal control over financial reporting, and there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material changes in our legal proceedings from those described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on May 16, 2006. At the meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following two Directors to a three year term by the following votes:

Director	For	Withheld
D. Keith Cobb	127,216,934	1,035,382
Earl Pertnoy	127,216,972	1,035,345
     Also at the annual meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class approved the Company’s 2006 Performance-Based Annual Incentive Plan by the following votes:

	Votes	Votes	Votes
	For	Against	Abstaining
2006 Performance-Based Annual Incentive Plan	127,174,555	1,051,540	26,220
Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION

Date: August 9, 2006	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 9, 2006	By:	/s/ Glen R. Gilbert
Glen R. Gilbert, Executive Vice President,
and Chief Financial Officer