Form 10-Q
period 2006-09-30
BFC FINANCIAL CORP
filed 2006-11-09
CIK 315858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2006
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
Class A Common Stock of $.01 par value, 28,715,946 shares outstanding at November 2, 2006
Class B Common Stock of $.01 par value, 7,130,588 shares outstanding at November 2, 2006

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2006 and December 31, 2005 – Unaudited

Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005 – Unaudited

Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Month Periods Ended September 30, 2006 and 2005 – Unaudited

Consolidated Statements of Shareholders’ Equity as of September 30, 2006 and December 31, 2005 – Unaudited

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2006 and 2005 – Unaudited

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1.A	Risk Factors

Item 6.	Exhibits

SIGNATURES
EX-31.1 Section 302 Chief Executive Officer Certification
EX-31.2 Section 302 Chief Financial Officer Certification
EX-32.1 Section 906 Chief Executive Officer Certification
EX-32.2 Section 906 Chief Financial Officer Certification

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from depository institutions	$213,216	$302,208
Federal funds sold and other short-term investments	1,481	3,229
Securities owned (at fair value)	186,588	180,292
Securities available for sale (at fair value)	665,950	676,660
Investment securities and tax certificates (approximate fair value:
$422,239 in 2006 and $384,646 in 2005)	419,024	384,968
Federal Home Loan Bank stock, at cost which approximates fair value	87,867	69,931
Loans receivable, net of allowance for loan losses of $43,106 in 2006 and $41,830 in 2005	4,628,263	4,629,566
Residential loans held for sale	15,251	2,538
Real estate held for development and sale	870,104	632,597
Investments in unconsolidated affiliates	122,320	110,124
Property and equipment, net	271,838	198,433
Accrued interest receivable	46,177	41,496
Goodwill	76,674	77,981
Core deposit intangible asset	7,221	8,395
Due from clearing agent	13,579	—
Other assets	68,706	65,608

Total assets	$7,694,259	$7,384,026

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Demand	$1,011,531	$1,019,949
NOW	723,211	755,708
Savings	370,169	313,889
Money market	695,591	846,441
Certificates of deposits	874,956	816,689

Total deposits	3,675,458	3,752,676
Customer deposits on real estate held for sale	54,017	51,686
Advances from FHLB	1,687,062	1,283,532
Securities sold under agreements to repurchase	84,851	109,788
Federal funds purchased and other short term borrowings	51,435	139,475
Secured borrowings	—	138,270
Subordinated debentures, notes and bonds payable	548,416	392,784
Junior subordinated debentures	348,318	317,390
Securities sold not yet purchased	68,820	35,177
Due to clearing agent	40,842	24,486
Deferred tax liabilities, net	8,786	10,692
Other liabilities	242,511	248,468

Total liabilities	6,810,516	6,504,424

Noncontrolling interest	706,336	696,522

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2006 and 2005	—	—
Class A Common Stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,714,446 in 2006 and 29,949,612 in 2005	265	278
Class B Common Stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,132,088 in 2006 and 4,285,413 in 2005	69	41
Additional paid-in capital	93,397	97,223
Unearned compensation — restricted stock grants	—	(100)
Retained earnings	83,045	85,113

Total shareholders’ equity before accumulated other comprehensive income	176,776	182,555
Accumulated other comprehensive income	631	525

Total shareholders’ equity	177,407	183,080

Total liabilities and shareholders’ equity	$7,694,259	$7,384,026

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues
BFC Activities
Interest and dividend income	$623	$530	$1,718	$1,004
Other income	162	230	1,064	556

	785	760	2,782	1,560

Financial Services
Interest and dividend income	98,972	92,869	283,411	266,938
Broker/dealer revenue	45,205	50,201	151,148	187,608
Other income	35,822	25,723	102,511	74,262

	179,999	168,793	537,070	528,808

Homebuilding & Real Estate Development
Sales of real estate	130,939	128,520	387,140	434,480
Interest and dividend income	669	588	1,903	1,554
Other income	3,693	2,277	9,237	5,741

	135,301	131,385	398,280	441,775

Total revenues	316,085	300,938	938,132	972,143

Costs and Expenses
BFC Activities
Interest expense	1	23	17	335
Employee compensation and benefits	2,339	1,864	7,075	4,684
Other expenses	716	886	2,236	2,342

	3,056	2,773	9,328	7,361

Financial Services
Interest expense, net of interest capitalized	46,410	38,484	124,476	105,824
Provision for (recovery from) loan losses	271	(3,410)	414	(6,506)
Employee compensation and benefits	79,573	68,455	239,784	212,641
Occupancy and equipment	19,181	14,853	52,944	42,043
Advertising and promotion	10,383	6,667	28,984	21,034
Impairment of property and equipment	—	—	—	3,706
Cost associated with debt redemption	—	—	1,457	—
Other expenses	23,034	21,209	69,956	60,688

	178,852	146,258	518,015	439,430

Homebuilding & Real Estate Development
Cost of sales of real estate	104,520	98,395	307,485	312,711
Employee compensation and benefits	13,136	9,830	38,426	30,790
Selling, general and administrative expenses	19,288	10,054	50,609	31,419
Other expenses	615	1,448	7,906	3,390

	137,559	119,727	404,426	378,310

Total costs and expenses	319,467	268,758	931,769	825,101

Equity earnings from unconsolidated affiliates	7,061	5,886	10,185	13,153

Income before income taxes and noncontrolling interest	3,679	38,066	16,548	160,195
Provision for income taxes	539	14,328	3,290	65,054
Noncontrolling interest	4,308	21,589	14,764	85,663

(Loss) income from continuing operations	(1,168)	2,149	(1,506)	9,478
Loss from discontinued operations less income tax benefit of $57 and $182 for the three and nine months ended September 30, 2005	—	(92)	—	(290)

Net (loss) income	(1,168)	2,057	(1,506)	9,188
5% Preferred Stock dividends	187	187	562	562

Net (loss) income allocable to common stock	$(1,355)	$1,870	$(2,068)	$8,626

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
(Loss) earnings per share of common stock:
Basic (loss) earnings per share from continuing operations	$(0.04)	$0.06	$(0.06)	$0.32
Basic loss per share from discontinued operations	—	—	—	(0.01)

Basic (loss) earnings per share	$(0.04)	$0.06	$(0.06)	$0.31

Diluted (loss) earnings per share from continuing operations	$(0.04)	$0.05	$(0.06)	$0.28
Diluted loss per share from discontinued operations	—	—	—	(0.01)

Diluted (loss) earnings per share	$(0.04)	$0.05	$(0.06)	$0.27

Basic weighted average number of common shares outstanding	33,427	31,751	33,181	27,983

Diluted weighted average number of common and common equivalent shares outstanding	33,427	34,121	33,181	30,471
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss) — Unaudited
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(1,168)	$2,057	$(1,506)	$9,188

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale, net of income tax	1,012	(56)	662	(51)
Unrealized gain associated with investment in unconsolidated real estate affiliates, net of income tax	86	11	63	27
Reclassification adjustment for net gain included in net income	(188)	(14)	(619)	(31)

	910	(59)	106	(55)

Comprehensive (loss) income	$(258)	$1,998	$(1,400)	$9,133

     The components of other comprehensive (loss) income relate to the Company’s net unrealized gains (losses) on securities available for sale and the Company’s proportionate share of net unrealized gains (losses) on securities available for sale, net of income tax provision (benefit) of $635 and $(35) for the three months ended September 30, 2006 and 2005, respectively, and $415 and $(32) for the nine months ended September 30, 2006 and 2005, respectively; and unrealized gain associated with investments in unconsolidated real estate affiliates, net of income tax provision of $54 and $7 for the three months ended September 30, 2006 and 2005, respectively, and $40 and $17 for the nine months ended September 30, 2006 and 2005, respectively.
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity — Unaudited
(In thousands)

				Unearned		Accumulated
				Compen-		Other
				sation		Compre-
	Class A	Class B	Additional	Restricted		hensive
	Common	Common	Paid-in	Stock	Retained	Income
	Stock	Stock	Capital	Grants	Earnings	(Loss)	Total
Balance, December 31, 2005	$278	$41	$97,223	$(100)	$85,113	$525	$183,080
Net loss	—	—	—	—	(1,506)	—	(1,506)
Other comprehensive income, net of taxes	—	—	—	—	—	106	106
Issuance of Class B Common Stock, upon exercise of stock options	—	39	9,076	—	—	—	9,115
Retirement of Common Stock relating to exercise of stock options (1)	(13)	(11)	(13,246)	—	—	—	(13,270)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	(267)	—	—	—	(267)
Cash dividends on 5% Preferred Stock	—	—	—	—	(562)	—	(562)
Share-based compensation related to stock options and restricted stock	—	—	711	—	—	—	711
Adoption of FAS 123R	—	—	(100)	100	—	—	—

Balance, September 30, 2006	$265	$69	$93,397	$—	$83,045	$631	$177,407

(1)	Retirement of shares delivered to the Company as consdieration for the exercise price and minimum withholding tax amounts upon the exercise of options.
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Operating activities:
(Loss) income from continuing operations	$(1,506)	$9,478
Loss from discontinued operations, net of tax	—	(290)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Noncontrolling interest in income of consolidated subsidiaries	14,764	85,663
Provision for (recovery from) loan losses, REO and and tax certificates and valuation allowances, net	639	(6,306)
Depreciation, amortization and accretion, net	17,997	15,579
Amortization of deferred revenue	3,619	2,221
Amortization of intangible assets	1,174	1,226
BFC share based compensation expense related to stock option and restricted stock	711	—
Controlling subsidiaries share based compensation expense related to stock options and restricted stock	6,096	—
BankAtlantic Bancorp excess tax benefits from share-based compensation	(3,664)	—
Securities activities, net	(7,586)	(373)
Net gains on sale of real estate owned	(1,055)	(1,264)
Net gains on sales of loans held for sale	(469)	(521)
Gains on sales of property and equipment	(3,104)	(293)
Gain on sale of branch	—	(922)
(Increase) decrease in deferred tax liabilities	(2,163)	4,398
Equity earnings of unconsolidated affiliates	(8,944)	(12,743)
Net gains associated with debt redemptions	(71)	—
Impairment of inventory and long lived assets	6,049	—
Impairment of office properties and equipment	—	3,706
Increase of forgivable notes receivable	(4,792)	(3,366)
Originations of loans held for sale, net	(79,935)	(113,021)
Proceeds from sales of loans held for sale	67,692	109,509
Increase in real estate held for development and sale	(250,838)	(108,641)
(Increase) decrease in securities owned, net	(6,296)	5,145
Increase (decrease) in securities sold but not yet purchased	33,643	(18,774)
Increase in accrued interest receivable	(4,667)	(3,771)
Decrease (increase) in other assets	2,615	(5,078)
Decrease in other notes receivable	1,084	952
Increase in due to clearing agent, net	2,777	969
Increase in customer deposits on real estate held for sale	2,331	1,917
(Decrease) increase in other liabilities	(8,774)	18,478

Net cash used in operating activities	$(222,673)	$(16,122)

(continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	$149,232	$163,227
Purchase of investment securities and tax certificates	(182,994)	(233,538)
Purchase of securities available for sale	(121,619)	(222,425)
Proceeds from sales and maturities of securities available for sale	140,011	265,290
Purchases of FHLB stock	(41,850)	(23,974)
Redemption of FHLB stock	23,914	23,662
Investments in unconsolidated affiliates and real estate joint ventures	(7,872)	(6,249)
Distributions from unconsolidated affiliates	4,775	446
Net repayments (purchases and originations) of loans	(114,084)	(29,591)
Proceeds from sales of real estate owned	3,338	3,103
Proceeds from the sale of property and equipment	1,978	664
Purchases of office property and equipment	(79,231)	(36,348)

Net cash used in investing activities	(224,402)	(95,733)

Financing activities:
Net (decrease) increase in deposits	(77,218)	254,064
Repayments of FHLB advances	(1,826,344)	(1,073,749)
Proceeds from FHLB advances	2,230,000	1,015,000
Decrease in securities sold under agreements to repurchase	(24,937)	(130,192)
Decrease in federal funds purchased	(88,040)	(76,958)
Proceeds from secured borrowings	—	48,016
Repayments of secured borrowings	(26,516)	—
Repayment of notes and bonds payable	(162,222)	(179,583)
Proceeds from notes payable	317,855	210,730
Proceeds from junior subordinated debentures	30,928	54,124
Payment of debt issuance costs	(2,475)	(2,146)
Net cash outflows from the sale of branch	—	(13,605)
Payment by BFC of minimum withholding tax upon the exercise of stock options	(4,155)	—
Proceeds from the issuance of BFC common stock	—	50,640
BFC issuance costs	—	(4,204)
BFC issuance of common stock upon exercise of stock options	—	172
5% Preferred Stock dividends paid	(562)	(562)
Capital contributions in a managed fund by BankAtlantic investors	2,200	—
BankAtlantic Bancorp excess tax benefits from share-based compensation	3,664	—
Proceeds from the issuance of BankAtlantic Bancorp Class A common stock	1,324	1,084
Payment by BankAtlantic Bancorp of minimum withholding tax upon the exercise of stock options	(2,717)	(3,519)
BankAtlantic Bancorp purchase and retirement of its Class A common stock	(7,833)	—
Purchase by BankAtlantic Bancorp of its subsidiary common stock	—	(491)
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(5,625)	(5,123)
Change in noncontrolling interest	—	625
Levitt common stock dividends paid to non-BFC shareholders	(992)	(990)

Net cash provided by financing activities	356,335	143,333

(Decrease) increase in cash and cash equivalents	(90,740)	31,478
Cash and cash equivalents at the beginning of period	305,437	224,720

Cash and cash equivalents at end of period	$214,697	$256,198

(continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Cash paid for
Interest on borrowings and deposits, net of amounts capitalized	$126,218	$97,130
Income taxes paid	38,973	29,846

Supplemental disclosure of non-cash operating, investing and financing activities:
Loans transferred to REO	2,755	2,059
Net loan recoveries	—	1,191
Tax certificate net recoveries	—	165
Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	—	(201)
Reduction in loans participations sold accounted for as secured borrowings	111,754	—
Exchange of branch facilities	2,350	—
Increase (decrease) in accumulated other comprehensive income, net of taxes	106	(55)
Net (decrease) increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(267)	(542)
Securities purchased pending settlement	680	—
Issuance and retirement of BFC Common Stock accepted as consideration for the exercise price of stock options	4,155	—
Decreases in shareholders’ equity for the tax effect relating to share-based compensation	—	(12)
Increase in property and equipment reclassified from inventory	7,978	—
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
     BFC itself has no operations other than activities relating to the monitoring of existing investments and the identification, analysis and in appropriate cases, acquisition of new investments. BFC has no independent sources of cash-flow from operations except to the extent dividends, management fees and similar cash payments are made to BFC by its subsidiaries and investment holdings. BFC’s management or other fees and dividends from BankAtlantic Bancorp, Levitt and Benihana do not currently cover BFC’s ongoing operating expenses. Therefore, BFC’s stand-alone activities currently generate a loss.
     On June 20, 2006 the Company announced that its Class A Common Stock was approved for listing on the NYSE Arca exchange (“NYSE Arca”) under the symbol “BFF” and on June 22, 2006, the Company commenced trading on the NYSE Arca. From April 2003 through June 19, 2006, BFC’s Class A Common Stock was traded on the NASDAQ National Market.
     BankAtlantic Bancorp (NYSE:BBX) is a Florida-based financial services holding company that offers a wide range of banking and investment products and services through its subsidiaries. BankAtlantic Bancorp’s principal assets include the capital stock of its wholly-owned subsidiaries BankAtlantic, its banking subsidiary and Ryan Beck, an investment banking firm which is a federally registered broker-dealer. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of more than 80 branches or “stores” located in Florida. Ryan Beck is a full service broker-dealer headquartered in Florham Park, New Jersey. Ryan Beck provides financial advice to individuals, institutions and corporate clients through 45 offices in 14 states. Ryan Beck also engages in the underwriting, distribution and trading of tax-exempt, equity and debt securities.
     Levitt (NYSE:LEV) primarily develops single-family, multi-family and townhome communities through Levitt and Sons and master-planned communities through Core Communities. Levitt also owns approximately 31% of the outstanding common stock of Bluegreen (NYSE:BXG), a company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites generally located around golf courses and other amenities. Levitt’s homebuilding division operates primarily in Florida, but has in recent years commenced operations in Georgia, Tennessee and South Carolina while its land division operates primarily in Florida and South Carolina.
     In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly owned subsidiary of BFC, transferred its shopping center to its lender in full settlement of the mortgage note collateralized by the center. The financial results of BMOC are reported as discontinued operations in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment of Disposal of Long-Lived Assets. There was no activity related to BMOC for the three and nine month periods ended September 30, 2006.

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
     BFC’s ownership in BankAtlantic Bancorp and Levitt as of September 30, 2006 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.84%	7.87%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.65%	54.87%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.61%	52.91%
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at September 30, 2006, and December 31, 2005, the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005, consolidated stockholders’ equity for the nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 and 2005. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2006.
     BankAtlantic performed a review of the classification of its loan participations in its financial statements for the year ended December 31, 2005. Based on the review, BankAtlantic concluded that certain loan participations should have been accounted for as secured borrowings instead of participations sold. As a consequence, participations aggregating approximately $130.0 million that were previously recorded as participations sold, and the related revenues, expenses and cash flows, were corrected in the Company’s September

30, 2005 financial statements to reflect such amount as loans receivable and secured borrowings. Effective April 1, 2006, the loan participation agreements were amended which resulted in the affected loan participations being accounted for as loan sales with a corresponding reduction in secured borrowings.
     Allowance for Loan Losses – The allowance for loan losses reflects management’s estimate of probable incurred credit losses in the loan portfolios. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.
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
     The Company is currently organized into three reportable segments: BFC Activities; Financial Services; and Homebuilding & Real Estate Development.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from Cypress Creek Capital, Inc. (“CCC”), interest income from loans receivable, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp and Levitt are included in our Financial Services and Homebuilding & Real Estate Development segment, respectively.
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

     The table below is segment information for income (loss) from continuing operations, after tax and noncontrolling interest, for the three months ended September 30, 2006 and 2005 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2006	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$130,939	$—	$130,939
Interest and dividend income	634	98,972	812	(154)	100,264
Broker/dealer revenue	—	45,205	—	—	45,205
Other income	709	35,942	3,692	(666)	39,677

	1,343	180,119	135,443	(820)	316,085

Costs and Expenses:
Cost of sale of real estate	—	—	104,520	—	104,520
Interest expense, net	1	46,564	—	(154)	46,411
Provision for loan losses	—	271	—	—	271
Other expenses	3,197	132,383	33,351	(666)	168,265

	3,198	179,218	137,871	(820)	319,467

Equity in earnings from unconsolidated affiliates	—	266	6,795	—	7,061

Income (loss) before income taxes	(1,855)	1,167	4,367	—	3,679
Provision (benefit) for income taxes	315	(1,171)	1,395	—	539

Income (loss) before noncontrolling interest	(2,170)	2,338	2,972	—	3,140
Noncontrolling interest	(4)	1,834	2,478	—	4,308

Net (loss) income	$(2,166)	$504	$494	$—	$(1,168)

At September 30, 2006
Total assets	$46,049	$6,570,440	$1,115,979	$(38,209)	$7,694,259

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$128,520	$—	$128,520
Interest and dividend income	539	92,929	607	(88)	93,987
Broker/dealer revenue	—	50,368	—	(167)	50,201
Other income	228	25,994	2,279	(271)	28,230

	767	169,291	131,406	(526)	300,938

Costs and Expenses:
Cost of sale of real estate	—	—	98,455	(60)	98,395
Interest expense, net	23	38,511	—	(27)	38,507
Recovery for loan losses	—	(3,410)	—	—	(3,410)
Other expenses	2,836	111,184	21,518	(272)	135,266

	2,859	146,285	119,973	(359)	268,758

Equity in earnings from unconsolidated affiliates	—	142	5,744	—	5,886

Income (loss) before income taxes	(2,092)	23,148	17,177	(167)	38,066
Provision (benefit) for income taxes	1,041	6,888	6,469	(70)	14,328

Income (loss) before noncontrolling interest	(3,133)	16,260	10,708	(97)	23,738
Noncontrolling interest	17	12,720	8,928	(76)	21,589

Net (loss) income	$(3,150)	$3,540	$1,780	$(21)	$2,149

At September 30, 2005
Total assets	$57,613	$6,482,713	$786,934	$(48,362)	$7,278,898

     The table below is segment information for income (loss) from continuing operations, after tax and noncontrolling interest, for the nine months ended September 30, 2006 and 2005 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2006	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$387,140	$—	$387,140
Interest and dividend income	1,750	283,411	2,324	(453)	287,032
Broker/dealer revenue	—	151,148	—	—	151,148
Other income	2,740	102,827	9,236	(1,991)	112,812

	4,490	537,386	398,700	(2,444)	938,132

Costs and Expenses:
Cost of sale of real estate	—	—	307,485	—	307,485
Interest expense, net	17	124,929	—	(453)	124,493
Provision for loan losses	—	414	—	—	414
Other expenses	9,691	393,814	97,863	(1,991)	499,377

	9,708	519,157	405,348	(2,444)	931,769

Equity in earnings from unconsolidated affiliates	—	1,364	8,821	—	10,185

Income (loss) before income taxes	(5,218)	19,593	2,173	—	16,548
Provision for income taxes	271	2,421	598	—	3,290

Income (loss) before noncontrolling interest	(5,489)	17,172	1,575	—	13,258
Noncontrolling interest	(8)	13,459	1,313	—	14,764

Net (loss) income	$(5,481)	$3,713	$262	$—	$(1,506)

At September 30, 2006
Total assets	$46,049	$6,570,440	$1,115,979	$(38,209)	$7,694,259

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$434,480	$—	$434,480
Interest and dividend income	1,028	267,817	1,814	(1,163)	269,496
Broker/dealer revenue	—	188,969	—	(1,361)	187,608
Other income	598	74,998	5,742	(779)	80,559

	1,626	531,784	442,036	(3,303)	972,143

Costs and Expenses:
Cost of sale of real estate	—	—	313,591	(880)	312,711
Interest expense, net	336	106,106	—	(283)	106,159
Recovery for loan losses	—	(6,506)	—	—	(6,506)
Other expenses	7,340	340,112	66,065	(780)	412,737

	7,676	439,712	379,656	(1,943)	825,101

Equity in earnings from unconsolidated affiliates	—	410	12,743	—	13,153

Income (loss) before income taxes	(6,050)	92,482	75,123	(1,360)	160,195
Provision (benefit) for income taxes	5,266	31,807	28,545	(564)	65,054

Income (loss) before noncontrolling interest	(11,316)	60,675	46,578	(796)	95,141
Noncontrolling interest	35	47,414	38,837	(623)	85,663

Net (loss) income	$(11,351)	13,261	$7,741	$(173)	$9,478

At September 30, 2005
Total assets	$57,613	$6,482,713	$786,934	$(48,362)	$7,278,898

     The table below is segment information relating to the Company’s goodwill at September 30, 2006 and December 31, 2005 (in thousands):

		Homebuilding
	Financial	& Real Estate
	Services	Development	Total
Balance as of December 31, 2005	$76,674	$1,307	$77,981
Impairment of goodwill (a)	—	(1,307)	(1,307)

Balance as of September 30, 2006	$76,674	$—	$76,674

(a)	In the nine months ended September 30, 2006 the Company’s Homebuilding & Real Estate Development segment recognized an impairment charge of $1.3 million in goodwill associated with Levitt’s Tennessee operations (see note 10).
3. Stock Based Compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for three and nine month periods ended September 30, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years utilizing cliff vesting, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the three and nine month periods ended September 30, 2005, the Company recognized share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The impact of adopting SFAS 123R on the Company’s Consolidated Financial Statements for the three and nine month periods ended September 30, 2006 (instead of continuing to account for stock-based compensation under APB 25) in non-cash compensation expense was an increase of $2.5 million and $6.3 million, respectively, and an increase to the Company’s net loss net of income tax and noncontrolling interest of $303,000 and $890,000, respectively.
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

     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three month and nine months periods ended September 30, 2005 (in thousands, except per share data)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income allocable to common shareholders, as reported	$1,870	$8,626
Add: Stock-based employee compensation expense included in reported net income, net of Related tax effects and minority interest	14	33
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and minority interest	(414)	(825)

Pro forma net income	$1,470	$7,834

Earnings per share:
Basic as reported	$0.06	$0.31

Basic pro forma	$0.05	$0.28

Diluted as reported	$0.05	$0.27

Diluted pro forma	$0.04	$0.24

BFC Activities Segment
     The BFC Activities segment includes the Company’s stock based compensation plan (the “2005 Incentive Plan”) under which restricted unvested stock, incentive stock options and non-qualifying stock options are awarded to officers, directors and employees. The BFC Activities segment also includes a plan which expired in 2004 and no future grants can be made under that plan; however, any previously issued options granted under that plan remain effective until either they expire, are forfeited or are exercised. The 2005 Incentive Plan provides for the issuance of up to 3,000,000 shares of Class A Common Stock for restricted stock or option awards. The maximum term of options granted under the 2005 Incentive Plan is ten years.
     In accordance with SFAS 123R, tax benefits are recognized upon actual realization of the related tax benefit. During the nine month ended September 30, 2006, the BFC Activities segment’s excess tax benefit of approximately $2.9 million was not recognized and will not be recognized until such deductions are utilized to reduce taxes payable. During the three months ended September 30, 2006, there were no transactions relating to the exercise of stock options.
     Share-based compensation costs are recognized based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeitures rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. The BFC Activities segment based its estimated forfeiture rate of its unvested options at January 1, 2006 on its historical experience of 0%.
     Assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 was formulated in accordance with guidance under SFAS 123R and the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulleting No. 107 (“SAB 107”). As part of this assessment, management determined that volatility should be based on its Class A Common Stock and derived from historical price volatility using prices for the period after the Company began trading on the NASDAQ National Market through the grant date. The expected term of an option is an estimate as to how long the option will remain outstanding based upon management’s expectation of employee exercise and post-vesting forfeiture behavior.

Because there were no recognizable patterns, the simplified guidance in SAB 107 was used to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was estimated to be the midpoint of the vesting term and the contractual term. The estimate of risk-free interest rate is used on the U.S. Treasury implied yield curve in effect at the time of grant with a remaining term equal to the expected term. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and therefore a 0% dividend yield was assumed.
     The table below presents the weighted average assumptions used to value options granted during the nine months ended September 30, 2006.

Stock Price	$6.36
Exercise Price	$6.36
Interest Rate	5.01%
Dividend Rate	0.00%
Volatility	44.22%
Option Life (years)	7.5
Option Value	$3.54
Annual Forfeiture Rate	0.00%
     The following table sets forth information on BFC’s outstanding options for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Outstanding Options at Beginning of Period	1,607,087	5,299,569
Granted	—	236,500
Exercised	—	(3,928,982)
Forfeited	—	—

Outstanding Options at September 30, 2006	1,607,087	1,607,087

Exercisable at September 30, 2006		364,527

Available for grant at September 30, 2006		2,479,448

     The following table sets forth information on the weighted average exercise price of BFC’s options for the three and nine month periods ended September 30, 2006 and 2005:

			As of and for the Nine
	For the Three Months		Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Weighted average exercise price of options outstanding	$4.88	$2.92	$4.88	$2.92
Weighted average exercise price of options granted	$—	$8.92	$6.36	$8.92
Weighted average exercise price of options exercised	$—	$—	$2.32	$1.53
Weighted average price of options forfeited	$—	$—	$—	$3.74
Weighted average remaining contractual life in years			6.5	3.4
     As of September 30, 2006, there was $2.6 million of total unearned compensation cost related to BFC stock options. The cost is expected to be recognized over a weighted average period of 2.76 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was approximately $7.8 million and $1.1 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was approximately $13.6 million and $744,000, respectively. No options were exercised during the three months ended September 30, 2006 and 2005.
     During the nine months ended September 30, 2006 1,278,985 shares of BFC Class A Common Stock with a fair value of $7.4 million and 1,068,572 shares of BFC Class B Common Stock with a fair value of $5.9 million, respectively, were accepted by BFC as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises. During the nine months ended September 30, 2005, BFC received net proceeds of approximately $173,000 upon the exercise of stock options
     The following is a summary of the Company’s restricted stock activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2005	11,262	$100,007
Vested	(11,262)	$(100,007)
Forfeited	—	—
Issued	30,028	$199,986

Outstanding at September 30, 2006	30,028	$199,986

     During the three and nine month periods ended September 30, 2006, the Company recognized approximately $50,000 and $150,000, respectively of compensation cost related to vested restricted stock compensation. During July 2006, the Board of Directors granted 30,028 shares of restricted stock under the 2005 Incentive Plan. Restricted stock was granted in Class A Common Stock and vest monthly over the 12- month service period. The fair value of the 30,028 shares of restricted stock granted on the date of grant was $199,986 and the cost is expected to be recognized over the 12 month service period from July 2006 through June 2007.
Financial Services Segment — BankAtlantic Bancorp
     The following is a summary of BankAtlantic Bancorp nonvested restricted stock activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2004	147,500	$7.54
Vested	(21,817)	8.41
Forfeited	—	—
Issued	9,268	18.88

Outstanding at September 30, 2005	134,951	$8.18

Outstanding at December 31, 2005	132,634	$8.00
Vested	(29,481)	10.42
Forfeited	—	—
Issued	31,389	14.74

Outstanding at September 30, 2006	134,542	$9.04

     As of September 30, 2006, approximately $1.1 million of BankAtlantic Bancorp total unrecognized compensation cost was related to nonvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 5 years. The fair value of shares vested during the three and nine months ended September 30, 2006 was $75,000 and $508,000, respectively.
     BankAtlantic Bancorp recognizes stock based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model incorporating an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. BankAtlantic Bancorp based the estimated forfeiture rate of its nonvested options at January 1, 2006 on its historical experience during the preceding five years.
     BankAtlantic Bancorp formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that the historical volatility of BankAtlantic Bancorp’s stock should be adjusted to reflect the spin-off of Levitt Corporation (“Levitt”) on December 31, 2003 because BankAtlantic Bancorp’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed BankAtlantic Bancorp’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that BankAtlantic Bancorp’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management estimates BankAtlantic Bancorp’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of BankAtlantic Bancorp’s historical data. As part of its adoption of SFAS 123R, BankAtlantic Bancorp examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, BankAtlantic Bancorp could not identify any employee population patterns in the exercise of its options. As such, BankAtlantic Bancorp used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
     The table below presents the weighted average assumptions used to value options granted during the nine months ended September 30, 2006.

	Employees	Directors
Stock Price	$14.76	$14.53
Exercise Price	$14.76	$14.53
Interest Rate	5.19%	4.94%
Dividend Rate	1.03%	1.05%
Volatility	31.43%	31.83%
Option Life (years)	7.50	5.00
Option Value	$6.02	$4.84
Annual Forfeiture Rate	3.00%	0%

     The table below presents the weighted average assumptions used to value options granted during the nine months ended September 30, 2005.

	Employees	Directors
Stock Price	$19.02	$18.88
Exercise Price	$19.02	$18.88
Interest Rate	4.10%	4.10%
Dividend Rate	.74%	.74%
Volatility	31.00%	31.00%
Option Life (years)	7.00	7.00
Option Value	$7.24	$7.36
Annual Forfeiture Rate	2.00%	0%
     The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity during the nine months ending September 30, 2005 and 2006:

BankAtlantic Bancorp
Class A
Outstanding
Options
Outstanding at December 31, 2004	6,174,845
Exercised	(901,537)
Forfeited	(63,452)
Issued	811,071

Outstanding at September 30, 2005	6,020,927

Outstanding at December 31, 2005	6,039,253
Exercised	(1,422,261)
Forfeited	(201,839)
Issued	951,268

Outstanding at September 30, 2006	5,366,421

Available for grant at September 30, 2006	4,221,754

     As of September 30, 2006, $12.5 million of total unearned compensation cost was related to BankAtlantic Bancorp s non-vested Class A common stock options. The cost is expected to be recognized over a weighted average period of 2.6 years. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $16.1 million and $12.3 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $13.7 million and $14.0 million, respectively.

	As of or for the Nine
	Months Ended September 30,
	2006	2005
Weighted average exercise price of options outstanding	$11.22	$9.04
Weighted average exercise price of options exercised	$4.13	$2.48
Weighted average price of options forfeited	$14.14	$11.53
Weighted average remaining contractual life in years	6.5	5.7
     All options granted during 2006 vest in five years and expire ten years from the date of grant, except that options granted to directors vested immediately. The options were granted at an exercise price that equaled the fair value of BankAtlantic Bancorp Class A common stock at the date of grant. Included in the above grants were options to acquire 50,300 shares of BankAtlantic Bancorp’s Class A common stock that were granted to affiliate employees. These options are valued at period end with the change in fair value recorded as an increase or reduction in compensation expense.
Ryan Beck Stock Option Plan:
     Ryan Beck has a stock based compensation plan under which non-qualifying stock options to acquire up to 2,437,500 shares of Ryan Beck Holdings, Inc. Common Stock can be awarded to officers and directors.
     The following is a summary of Ryan Beck’s common stock option activity:

Ryan Beck
Outstanding
Options
Outstanding at December 31, 2004	2,245,500
Exercised	—
Forfeited	(7,500)
Issued	22,000

Outstanding at September 30, 2005	2,260,000

Outstanding at December 31, 2005	2,069,000
Exercised	—
Forfeited	(82,000)
Issued	377,500

Outstanding at September 30, 2006	2,364,500

Available for grant at September 30, 2006	73,000

	As of or for the Nine
	Months Ended September 30,
	2006	2005
Weighted average exercise price of options outstanding	$3.82	$3.00
Weighted average exercise price of options exercised	$—	$—
Weighted average price of options forfeited	$4.28	$5.26
Weighted average remaining contractual life in years	6.7	6.8

     The table below presents the weighted average assumptions used to value Ryan Beck options granted during the nine months ended September 30, 2006 and 2005.

	For the Nine Months
	Ended September 30,
	2006	2005
Stock Price	$8.74	$5.46
Exercise Price	$8.74	$5.46
Interest Rate	4.55%	4.39%
Dividend Rate	0.82%	0.83%
Volatility	38.25%	40.90%
Option Life (years)	7.00	6.00
Option Value	$3.86	$2.33
Annual Forfeiture Rate	2.96%	—%
     The stock price was based on a valuation at the grant date by a third party business valuation appraiser. All options granted during 2006 to acquire shares of Ryan Beck vest in four years and expire ten years from the date of grant. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $11.6 million and $9.2 million, respectively.
     As of September 30, 2006, approximately $1.5 million of unrecognized compensation cost related to nonvested stock option compensation. The cost is expected to be recognized over a weighted average period of approximately 3.5 years.
     During the nine months ended September 30, 2005, Ryan Beck repurchased 90,000 shares of Ryan Beck common stock at $5.46 per share in accordance with the terms of the stock option grant. The shares were issued in June 2004 upon exercise of Ryan Beck stock options.
Homebuilding & Real Estate Development Segment – Levitt
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of Levitt’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options under the straight-line method.
     The fair value of each option granted in the three and nine months ended September 30, 2006 was estimated using the following assumptions:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Expected volatility	37.7204%	37.3701% – 37.7204%
Expected dividend yield	.50% – .61%	.39% – .61%
Risk-free interest rate	4.987% – 5.061%	4.987% – 5.061%
Expected life	5.0 – 7.5 years	5.0 – 7.5 years
Forfeiture rate – executives	5%	5%
Forfeiture rate – non-executives	10%	10%
     Expected volatility is based on the historical volatility of Levitt’s stock. Due to the short period of time Levitt has been publicly traded, the historical volatilities of similar publicly traded entities are reviewed to validate Levitt’s expected volatility assumption. The expected dividend yield is based on an expected quarterly dividend of $.02 per share. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of US Treasury bonds on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The expected life of stock option awards granted is based upon the

“simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107. Due to the limited history of stock option activity, forfeiture rates are estimated based on historical employee turnover rates.
     Levitt’s non-cash stock compensation expense for the three and nine months ended September 30, 2006 related to unvested stock options was approximately $1.0 million and $2.3 million, respectively, with an expected or estimated income tax benefit of approximately $303,000 and $645,000, respectively. At September 30, 2006, Levitt had approximately $10.6 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 3.7 years.
     Levitt’s stock option activity for the nine months ended September 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$—
Granted	689,655	13.60		—
Exercised	—	—		—
Forfeited	156,250	$26.19		—

Options outstanding at September 30, 2006	1,838,581	$21.04	8.65 years	$—

Vested and expected to vest in the future at September 30, 2006	1,504,702	$21.04	8.65 years	$—

Options exercisable at September 30, 2006	99,281	$19.56	8.53 years	$—

Stock available for equity compensation grants at September 30, 2006	1,149,561
     A summary of Levitt’s unvested shares activity for the nine months ended September 30, 2006 was as follows:

		Weighted	Weighted
		Average	Average
		Grant Date	Remaining
	Shares	Fair Value	Contractual Term
Unvested at December 31, 2005	1,250,000	$13.44
Grants	689,655	$6.46
Vested	44,105	$6.33
Forfeited	156,250	$13.23

Unvested at September 30, 2006	1,739,300	$10.88	8.65 years

     Levitt also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. During the nine months ended September 30, 2005, Levitt granted 6,887 restricted shares of Class A common stock to non-employee directors under the Plan, having a market price on date of grant valued at $31.95. During the nine months ended September 30, 2006, Levitt granted 4,971 restricted shares of Class A common stock to non-employee directors under the Plan, having a market price on date of grant valued at $16.09.

The restricted stock vests monthly over a 12 month period. All restricted stock is issued at the fair market value on the date of grant. Levitt’s non-cash stock compensation expense for the three months ended September 30, 2006 and 2005 related to restricted stock awards amounted to approximately $20,000 and $54,000, respectively. Levitt’s non-cash stock compensation expense for the nine months ended September 30, 2006 and 2005 related to restricted stock awards amounted to $120,000 and $54,000, respectively.
     Levitt’s total non- cash stock compensation expense related to stock options and restricted stock for the three and nine months ended September 30, 2006 amounted to $1.1 and $2.4 million, respectively.
4. Discontinued Operations
     In November 2004, a tenant occupying 21% of the square footage of the BMOC shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Because of the negative cash flow, the mortgage was not paid in accordance with its terms; rather, cash flow to the extent available from the shopping center was paid to the lender. The noteholder on September 14, 2005 filed a Notice of Hearing Prior to Foreclosure of Deed of Trust which among other things indicated that the shopping center was scheduled to be sold on November 29, 2005. On December 19, 2005, the shopping center was transferred to the lender in full settlement of the note of $8.2 million. The financial results of BMOC are reported as discontinued operations. There was no activity related to Discontinued Operations during the three and nine month periods ended September 30, 2006.
     BMOC’s components of earnings (loss) from discontinued operations for the three and nine month periods ended September 30, 2005 were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
BFC Activities — Revenues
Other income	$44	$101
BFC Activities — Expenses
Interest expense	193	573

Loss from discontinued operations	(149)	(472)
Benefit for income taxes	(57)	(182)

Loss from discontinued operations, net of tax	$(92)	$(290)

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

     Ryan Beck’s securities owned (at fair value) consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
State and municipal obligations	$46,310	$76,568
Corporate debt	5,081	3,410
Obligations of U.S. Government agencies	88,925	45,827
Equity securities	16,209	23,645
Mutual funds and other	22,591	28,359
Certificates of deposits	7,472	2,483

	$186,588	$180,292

     In the ordinary course of business, Ryan Beck borrows or carries excess funds under agreements with its clearing brokers. Securities owned are pledged as collateral for clearing broker borrowings. As of September 30, 2006 balances due from clearing brokers was $13.6 million. As of September 30, 2006 and December 31, 2005, balances due to the clearing brokers were $40.8 million and $24.5 million, respectively.
     Ryan Beck’s securities sold but not yet purchased consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Equity securities	$18,325	$3,780
Corporate debt	928	1,332
State and municipal obligations	1,101	41
Obligations of U.S. Government agencies	48,198	29,653
Certificates of deposits	268	371

	$68,820	$35,177

     Securities sold, but not yet purchased, are a part of Ryan Beck’s normal activities as a broker and dealer in securities and are subject to off-balance sheet risk should Ryan Beck be unable to acquire the securities for delivery to the purchaser at prices equal to or less than the current recorded amounts.
     During the year ended December 31, 2005, Ryan Beck organized a Delaware limited partnership to operate as a hedge fund that primarily trades equity securities. The Partnership is consolidated for accounting purposes into its General Partner, a wholly-owned subsidiary of Ryan Beck, which controls the Partnership. Included in securities owned and securities sold but not yet purchased was $3.6 million and $7.4 million, respectively, held by the Partnership at September 30, 2006 compared to $3.4 million and $1.3 million, respectively, at December 31, 2005
6. Benihana Convertible Preferred Stock Investment
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

7. Loans Receivable
     The loan portfolio consisted of the following components (in thousands):

	September 30,	December 31,
	2006	2005
Real estate loans:
Residential	$2,171,795	$2,043,055
Construction and development	908,198	1,339,576
Commercial	1,070,159	1,066,598
Small business	180,200	151,924
Other loans:
Home equity	542,537	513,813
Commercial business	159,086	89,752
Small business — non-mortgage	92,294	83,429
Consumer loans	15,120	21,469
Deposit overdrafts	8,337	5,694
Other loans	1,000	2,071
Discontinued loans products (1)	269	1,207

Total gross loans	5,148,995	5,318,588
Adjustments:
Undisbursed portion of loans in process	(477,944)	(649,296)
Premiums related to purchased loans	2,195	5,566
Deferred fees	(1,666)	(3,231)
Deferred profit on commercial real estate loans	(211)	(231)
Allowance for loan and lease losses	(43,106)	(41,830)

Loans receivable — net	$4,628,263	$4,629,566

(1)	Discontinued loan products consist of lease financings and indirect consumer loans. These loan products were discontinued during prior periods.
     BankAtlantic Bancorp’s loans to Levitt had an outstanding balance of $0 and $223,000, at September 30, 2006 and December 31, 2005, respectively. For the three and nine months ended September 30, 2005, interest on these inter-company loans was approximately $60,000 and $880,000, respectively. These inter-company loans and related interest were eliminated in consolidation.
8. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land and land development costs	$605,567	$467,747
Construction costs	190,400	120,830
Capitalized interest and other costs	74,137	44,020

Total	$870,104	$632,597

     Real estate held for development and sale consisted of the combined real estate assets of Levitt and its subsidiaries as well as a real estate venture that was acquired by BankAtlantic in connection with the acquisition of a financial institution in 2002.
     Long-lived assets, consisting primarily of inventory of real estate are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
     During the nine months ended September 30, 2006, Levitt conducted an impairment review of the inventory of real estate which resulted in recording an impairment charge of approximately $4.7 million, which is included in the Consolidated Statement of Operations in Homebuilding & Real Estate Development in other expenses. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. Additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets.
9. Investments in Unconsolidated Affiliates
     The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	September 30,	December 31,
	2006	2005
Investment in Bluegreen	$106,045	$95,828
Investment in real estate joint ventures	5,766	4,749
Investment in statutory business trusts	10,509	9,547

	$122,320	$110,124

     The Consolidated Statements of Operations include the following amounts for investments in unconsolidated affiliates (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Equity in Bluegreen earnings	$6,923	$5,951	$9,026	$12,818
Equity in joint ventures losses	(128)	(207)	(205)	(75)
Equity in statutory trusts earnings	266	142	1,364	410

Income from unconsolidated affiliates	$7,061	$5,886	$10,185	$13,153

     During 2005, BankAtlantic Bancorp invested in a rental real estate joint venture. The business purpose of this joint venture was to manage certain rental property with the intent of selling the property. BankAtlantic Bancorp was entitled to receive an 8% preferred return on its investment and 35% of any profits after return of its investment and the preferred return. In January 2006, a gain of approximately $600,000 was recognized and BankAtlantic Bancorp received a capital distribution of its $4.5 million investment in the joint venture as the underlying rental property in the joint venture was sold.
     In March 2006, BankAtlantic Bancorp invested $4.1 million and $1.4 million in rental real estate joint ventures. The business purpose of these joint ventures is to manage rental property with the intent of selling the properties. BankAtlantic Bancorp is entitled to receive an 8% preferred return on the March investment and a 10% preferred return on the September investment and 50% of any profits after return of each investment and the preferred return.

     The ownership structures of the joint venture investments were analyzed under FASB interpretation No. 46R (“FIN 46R”) to determine if the entities were variable interest or voting interest entities. Based on the criteria of FIN 46R, management determined that the entities were not variable interest entities. BankAtlantic Bancorp is not the managing member of the entities and the rights of BankAtlantic Bancorp in these entities will not overcome the presumption of financial control by the managing member. As a consequence, the Company accounted for these joint ventures under the equity method of accounting.
     The remaining investments in unconsolidated subsidiaries consist of investments in statutory business trusts that were formed as financing vehicles solely to issue trust preferred securities.
     Levitt’s investment in Bluegreen is accounted for under the equity method. At September 30, Levitt owned approximately 9.5 million shares, or approximately 31%, of Bluegreen’s outstanding common stock.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
Total assets	$842,067	$694,243

Total liabilities	$481,933	$371,069
Minority interest	13,284	9,508
Total shareholders’ equity	346,850	313,666

Total liabilities and shareholders’ equity	$842,067	$694,243

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues and other income	$207,569	$204,173	$519,787	$529,960
Cost and other expenses	170,134	172,781	462,399	462,197

Income before minority interest and provision for income taxes	37,435	31,392	57,388	67,763
Minority interest	2,241	1,584	4,940	3,305

Income before provision for income taxes	35,194	29,808	52,448	64,458
Provision for income taxes	13,287	11,476	19,930	24,816

Income before cumulative effect of change in accounting principle	21,907	18,332	32,518	39,642
Cumulative effect of change in accounting principle, net of tax	—	—	(5,678)	—
Minority interest in cumulative effect of change in accounting principle	—	—	1,184	—

Net income	$21,907	$18,332	$28,024	$39,642

     Effective January 1, 2006 Bluegreen adopted Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”) which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the nine months ended September 30, 2006 which reduced the equity in earnings in Bluegreen by approximately $1.4 million and increased the Company’s net loss by approximately $86,000, net of income tax and noncontrolling interest, for the same period.
10. Impairment of Goodwill and Property and Equipment
Impairment of Goodwill
     Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company conducts, on at least an annual basis, a review of the reporting entity with goodwill to determine whether the carrying value of goodwill exceeds the fair market value. An impairment review was conducted by Levitt of the goodwill related to the Tennessee operations. The profitability and estimated cash flows of this reporting entity were determined to have declined to a point where the carrying value of the assets exceeded their market value. A discounted cash flow methodology was used to determine the amount of impairment resulting in a write down of the goodwill in the amount of approximately $1.3 million in the nine months ended September 30, 2006. This write down is included in Homebuilding & Real Estate Development other expenses in the Consolidated Statement of Operations for the nine months ended September 30, 2006.

Impairment of Property and Equipment
     During May 2005, BankAtlantic opened its new corporate center which also serves as BankAtlantic Bancorp’s, Levitt’s and the Company’s corporate headquarters. As a result of the corporate center relocation and the contemplated demolition of BankAtlantic’s former corporate headquarters building, an impairment charge for the $3.7 million carrying value of the building and equipment was included in the Consolidated Statement of Operations for the nine months ended September 30, 2005.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Service cost benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligation	407	388	1,221	1,164
Expected return on plan assets	(547)	(525)	(1,641)	(1,575)
Amortization of unrecognized net gains and losses	237	168	711	504

Net periodic pension expense	$97	$31	$291	$93

     BankAtlantic did not contribute to the Plan during the nine months ended September 30, 2006 and 2005. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2006.
12. Advances From the Federal Home Loan Bank
     During the third quarter of 2006, the FHLB called $100.0 million of callable LIBOR-based floating rate advances at no penalty or premium. The prepaid advances had a weighted average interest rate of 4.97% and were scheduled to mature between 2009 and 2012. Of the remaining $1.7 billion FHLB advances outstanding as of September 30, 2006, $47.0 million mature between 2008 and 2010 and have a weighted average fixed interest rate of 5.83%, $150.0 million mature during the 2006 fourth quarter and have a weighted average fixed interest rate of 5.28% and $1.5 billion are LIBOR-based floating advances that mature between 2006 and 2007 and currently have a weighted average interest rate of 5.33%.
     During the nine months ended September 30, 2006, BankAtlantic prepaid $584.0 million of FHLB advances. Of this amount, $100.0 million had a weighted average interest rate of 4.97% and were scheduled to mature between 2009 and 2012, $394.0 million had a weighted average interest rate of 5.44% and were scheduled to mature in 2008 and the remaining $90.0 million had a weighted average interest rate of rate of 4.79% and were scheduled to mature between 2009 and 2011. During the nine months ended September 30, 2006, BankAtlantic incurred prepayment penalties of $1.4 million upon the repayment of $394.0 million of advances and recorded a gain of $1.5 million upon the repayment of $90.0 million of advances.
13. Other Debt
     On January 5, 2006, Levitt and Sons entered into a revolving credit facility with a third party for borrowings of up to $100.0 million, subject to borrowing base limitations based on the value and type of collateral provided. Levitt and Sons may borrow under the facility for the acquisition or refinancing of real property, development on the property and the construction of residential dwellings thereon. The facility also permits the issuance of letters of credit in an amount up to $20.0 million. Advances under the facility bear interest, at Levitt and Sons’ option, at either (i) prime rate less 50 basis points or (ii) 30 day LIBOR rate plus a spread of between 200 and 240 basis points depending on certain financial ratios. Accrued interest is due and payable monthly and all outstanding principal is due and payable on January 5, 2009; provided, however, if certain conditions are satisfied, the lender may, in its sole discretion, extend the initial term for an additional year.
     Levitt and Sons has entered into amendments to existing credit facilities with third party lenders during the nine months ended September 30, 2006. The new borrowing base facility described above, the amendments increased the amount available for borrowing under these facilities to $450.0 million and amended certain of the initial credit agreement’s definitions. All other material terms of these existing credit facilities remained unchanged.
     On June 1, 2006, Levitt formed a statutory business trust ( “LCT III”) for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures. LCT III issued $15.0 million of trust preferred securities and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.251% through June 30, 2011, and thereafter at a variable rate of interest, per annum, reset quarterly, equal to the 3-month LIBOR plus 3.80% until the scheduled maturity date of June 2036. In addition, Levitt contributed $464,000 to LCT III in exchange for all of its common securities, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from Levitt. The terms of LCT III’s common securities are nearly identical to the trust preferred securities.
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
     On September 15, 2006, Core Communities entered into a revolving credit facility for borrowings up to $40.0 million, based on the appraised value of and other factors relating to property in the Tradition Development in Port St. Lucie, Florida. The revolving credit facility is secured by the mortgage on the property. The facility is with a lender which Levitt has other outstanding debt and includes a cross default provision with $48.0 million of mortgage notes payable incurred in connection with the acquisition of the property. Advances under the facility bear interest at one month LIBOR plus a spread of 275 basis points. Accrued interest is due and payable monthly and all outstanding principal is due and payable on June 1, 2011.

14. Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	September 30,	December 31,
	2006	2005
BankAtlantic Bancorp	$410,976	$404,118
Levitt	294,647	291,675
Joint Venture Partnerships	713	729

	$706,336	$696,522

15. Interest Expense
     Interest incurred relating to land under development and construction is capitalized to real estate inventory during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. The following table is a summary of interest incurred relating to land under development and construction and the amounts capitalized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest expense	$58,019	$43,944	$154,432	$120,079
Interest capitalized	(11,608)	(5,436)	(29,939)	(13,920)

Interest expense, net	$46,411	$38,508	$124,493	$106,159

16. Commitments, Contingencies and Financial Instruments with off-Balance Sheet Risk
     Commitments and financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,
	2006	2005

BFC Activities
Guaranty agreements	$29,465	$21,660
Financial Services
Commitments to sell fixed rate residential loans	$35,445	$13,634
Commitments to sell variable rate residential loans	3,755	4,438
Commitments to purchase variable rate residential loans	9,592	6,689
Commitments to purchase variable rate commercial loans	38,850	—
Commitments to originate loans held for sale	29,784	16,220
Commitments to originate loans held to maturity	240,472	311,081
Commitments to extend credit, including the undisbursed portion of loans in process	916,136	1,151,054
Commitments to purchase branch facilities land	8,425	5,334
Standby letters of credit	79,821	67,868
Homebuilding & Real Estate Development
Levitt’s commitments to purchase properties for development	$49,600	$186,200

BFC Activities
     BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. A wholly owned subsidiary of CCC has a one percent non-managing general partner interest in a limited partnership that has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC has guaranteed amounts on two nonrecourse loans. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.5 million, the full amount of the indebtedness. Based on the value of the assets securing the indebtedness, it is reasonably likely that no payment will be required by BFC under the guaranty. As non-managing general partner of the limited partnership and managing member of the limited liability companies, CCC does not control or have the ability to make major decisions without the consent of all partners.
     In March 2006, BFC invested $1.0 million in a real estate limited partnership which represents an 8% limited partnership interest in the Partnership. A subsidiary of CCC also has a 10% interest in the limited partnership as a non-managing general partner. The Partnership owns an office building located in Boca Raton, Florida and in connection with the purchase, CCC guaranteed a portion of the nonrecourse loan on the property. CCC’s maximum exposure under the guaranty agreement is $8.0 million representing approximately one-third of the current indebtedness of the commercial property. Based on the value of the limited partnership assets securing the indebtedness, it is reasonably likely that no payment by CCC will be required under the guaranty. The Company’s $1.0 million investment is included in other assets in the Company’s Consolidated Statements of Financial Condition.
     Other than these guarantees, the remaining instruments indicated in the table are direct commitments of BankAtlantic Bancorp or Levitt and their subsidiaries.
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $61.4 million at September 30, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $18.4 million at September 30, 2006. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2006 and December 31, 2005 was $199,000 and $183,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Homebuilding & Real Estate Development
     At September 30, 2006, Levitt had entered into contracts to acquire approximately $49.6 million of properties for development. These contracts were secured by cash deposits of approximately $1.4 million. Approximately $13.8 million of these commitments were subject to due diligence and satisfaction of certain requirements and conditions during which time the deposits remain fully refundable. The remaining contracts have nonrefundable deposits because Levitt’s due diligence period has expired. Should Levitt decide not to purchase the underlying properties, liability would be limited to the amount of the deposits. As such there is no assurance that Levitt will fulfill these contracts. Management reviews all commitments to ensure they are in line with Levitt’s objectives. The following table summarizes certain information relating to outstanding purchase and option contracts, including those contracts subject to the completion of due diligence.

	Purchase		Expected
	Price	Units	Closing
Homebuilding Division	$46.0 million	2,000 units	2007-2009
Other Operations	3.6 million	90 units	2006
     At September 30, 2006, Levitt had outstanding surety bonds and letters of credit of approximately $126.0 million related primarily to obligations to various governmental entities to construct improvements in various communities. Levitt estimates that approximately $100.6 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn.
17. Certain Relationships and Related Party Transactions
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

     The following table sets forth for the BFC Activities segment, BankAtlantic Bancorp, Levitt and Bluegreen related party transactions at September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005. Such amounts were eliminated in the Company’s consolidated financial statements.

				BankAtlantic
(In thousands)			BFC	Bancorp	Levitt	Bluegreen
For the three months ended September 30, 2006
Shared service income (expense)	(a	)	$452	$(91)	$(312)	$(49)
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$11	$(154)	$143	$—

For the three months ended September 30, 2005
Shared service income (expense)	(b	)	$(86)	$306	$(232)	$12
Interest income (expense) from notes receivable/payable			$—	$60	$(60)	$—
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$8	$(28)	$20	$—
Fees income (expense) relating to the issuance of common stock, net of income tax			$(166)	$166	$—	$—

For the nine months ended September 30, 2006
Shared service income (expense)	(a	)	$1,483	$(373)	$(922)	$(188)
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$32	$(453)	$421	$—

For the nine months ended September 30, 2005
Shared service income (expense)	(b	)	$(262)	$646	$(580)	$196
Interest income (expense) from notes receivable/payable			$—	$880	$(880)	$—
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$22	$(283)	$261	$—
Fees income (expense) relating to the issuance of common stock, net of income tax			$(1,361)	$1,361	$—	$—

At September 30, 2006

Cash and cash equivalents and (securities sold under agreements to repurchase)			$1,071	$(6,661)	$5,590	$—
Shared services receivable (payable)			$316	$(68)	$(203)	$(45)

At December 31, 2005

Cash and cash equivalents and (securities sold under agreements to repurchase)			$1,115	$(6,238)	$5,123	$—

Notes receivable (payable)			$—	$223	$(223)	$—

(a)	Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations. The cost of shared services are allocated based upon the usage of the respective services. Also as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

(b)	In 2005, BankAtlantic Bancorp maintained service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provided certain human resources, risk management, project planning, system support and investor and public relations services. For such services BankAtlantic Bancorp was compensated on a cost plus 5% basis. Additionally, in 2005 Levitt reimbursed BankAtlantic for office facilities costs.
     When former BankAtlantic Bancorp employees were transferred to affiliated companies, BankAtlantic Bancorp elected, in accordance with the terms of BankAtlantic Bancorp‘s stock option plans, not to cancel the stock options held by those former employees. As a consequence, as of September 30, 2006, options outstanding to BankAtlantic Bancorp former employees were as follow:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	306,598	$10.48
Options nonvested	245,143	$11.39

     BankAtlantic Bancorp recorded $61,000 and $183,000 of compensation expense associated with these unvested options. During the nine months ended September 30, 2006 and 2005 former employees exercised 51,464 and 41,146 of options, respectively, to acquire BankAtlantic Bancorp Class A common stock at a weighted average exercise price of $3.28 and $3.52, respectively. During the nine months of 2006, BankAtlantic Bancorp issued to BFC employees that perform services for BankAtlantic Bancorp options to acquire 50,300 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $14.69. These options vest in five years and expire ten years from the grant date.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of BankAtlantic Bancorp, is of counsel. Fees aggregating approximately $425,000 and $1.2 million during the three and nine months ended September 30, 2006, respectively, were paid to Ruden, McClosky by Levitt. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.
     At September 30, 2006, Mr. Abdo had an outstanding balance of $1.0 million in connection with funds borrowed in July 2002 on a recourse basis. Mr. Abdo’s borrowing requires monthly interest payments at the prime rate plus 1%, is due on demand and is secured by 2,127,470 shares of BFC’s Class A Stock and 370,750 shares of BFC Class B Stock. During October 2006, Mr. Abdo pay down $275,000 on this loan.
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

18. (Loss) Earnings Per Share
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
          The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Basic (loss) earnings per share
Numerator:
Net (loss) income allocable to common stock	$(1,355)	1,962	(2,068)	8,916
Loss from discontinued operations, net of taxes	—	(92)	—	(290)

Net (loss) income allocable to common stock	$(1,355)	$1,870	$(2,068)	$8,626

Denominator:
Weighted average number of common shares outstanding	35,820	34,144	35,574	30,375
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	33,427	31,751	33,181	27,983

Basic (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.04)	0.06	(0.06)	0.32
(Loss) earnings per share from discontinued operations	—	—	—	(0.01)

Basic (loss) earnings per share	$(0.04)	0.06	(0.06)	0.31

Diluted (loss) earnings per share
Numerator
Net (loss) income available to common shareholders	$(1,355)	$1,870	$(2,068)	$8,626
Effect of securities issuable by subsidiaries	(13)	(94)	(68)	(399)

Net (loss) income available after assumed dilution	$(1,368)	$1,776	$(2,136)	$8,227

Denominator
Basic weighted average number of common shares outstanding	33,427	31,751	33,181	27,983
Common stock equivalents resulting from stock-based compensation	—	2,370	—	2,488

Diluted weighted average shares outstanding	33,427	34,121	33,181	30,471

Diluted (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.04)	0.05	(0.06)	0.28
(Loss) earnings per share from discontinued operations	—	—	—	(0.01)

Diluted (loss) earnings per share	$(0.04)	0.05	(0.06)	0.27

For the three and nine months ended September 30, 2006, 1,148,898 and 1,413,068, respectively, of options to acquire shares of common stock were anti-dilutive.

19. Parent Company Financial Information
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
          BFC’s parent company unaudited Condensed Statements of Financial Condition at September 30, 2006 and December 31, 2005, unaudited Condensed Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005 and unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 are shown below (in thousands):
Parent Company Condensed Statements of Financial Condition – Unaudited

	September 30,	December 31,
	2006	2005
Assets

Cash and cash equivalents	$18,567	$26,683
Investment securities	2,048	2,034
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	929	950
Investment in BankAtlantic Bancorp, Inc.	113,572	112,218
Investment in Levitt Corporation	58,685	58,111
Investment in and advances to wholly owned subsidiaries	1,478	1,631
Loans receivable	1,000	2,071
Other assets	2,984	960

Total assets	$219,263	$224,658

Liabilities and Shareholders’ Equity

Advances from wholly owned subsidiaries	$1,006	$462
Other liabilities	6,984	7,417
Deferred income taxes	33,866	33,699

Total liabilities	41,856	41,578

Total shareholders’ equity	177,407	183,080

Total liabilities and shareholders’ equity	$219,263	$224,658

Parent Company Condensed Statements of Operations – Unaudited

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$525	$435	$1,701	$1,067
Expenses	2,063	8,525	6,424	12,667

(Loss) before undistributed earnings from subsidiaries	(1,538)	(8,090)	(4,723)	(11,600)
Equity from earnings in BankAtlantic Bancorp	504	3,520	3,712	13,088
Equity from earnings in Levitt	494	1,780	262	7,741
Equity from (loss) earnings in other subsidiaries	(314)	6,070	(489)	5,825

Income (loss) before income taxes	(854)	3,280	(1,238)	15,054
Provision for income taxes	314	1,131	268	5,576

(Loss) income from continuing operations	(1,168)	2,149	(1,506)	9,478
Discontinued operations, net of tax	—	(92)	—	(290)

Net (loss) income	(1,168)	2,057	(1,506)	9,188
5% Preferred Stock dividends	187	187	562	562

Net (loss) income allocable to common shareholders	$(1,355)	$1,870	$(2,068)	$8,626

Parent Company Statements of Cash Flow — Unaudited

	For the Nine Months Ended
	September 30,
	2006	2005
Operating Activities:
Net cash used in operating activities	$(2,427)	$(524)

Investing Activities:
Investment in real estate limited partnership	(972)	—
Additions to office property and equipment	—	(29)
Investment in Benihana convertible preferred stock	—	(10,000)

Net cash used in investing activities	(972)	(10,029)

Financing Activities:
Issuance of common stock net of issuance costs	—	46,263
Repayments of borrowing	—	(11,483)
Proceeds from the issuance of Class B Common Stock upon exercise of stock options	—	172
Borrowings	—	1,000
Payment of the minimum withholding tax upon the exercise of stock options	(4,155)	—
5% Preferred Stock dividends paid	(562)	(562)

Net cash used in (provided by) financing activities	(4,717)	35,390

(Decrease) increase in cash and cash equivalents	(8,116)	24,837
Cash at beginning of period	26,683	1,520

Cash at end of period	$18,567	$26,357

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$—	$268
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(267)	(542)
(Decrease) increase in accumulated other comprehensive income, net of taxes	106	(55)
(Decrease) increase in shareholders’ equity for the tax effect related to the Exercise of employee stock options	—	(12)
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	4,155	—
Decrease in advances due from wholly-owned subsidiaries	—	(23,744)
Cash dividends received from subsidiaries for the nine months ended September 30, 2006 and 2005 were $1.7 million.

20. Nonmonetary Transactions
          During the nine months ended September 30, 2006, BankAtlantic completed an exchange of branch facilities with a third party financial institution. The transaction was a real estate for real estate exchange with no cash payments involved. The transaction was accounted for at the fair value of the branch facility transferred and BankAtlantic recognized a $1.8 million gain in connection with the exchange.
          During the nine months ended September 30, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B Common Stock for their interest in MasterCard. BankAtlantic received $458,000 in cash and 25,587 shares of Mastercard’s Class B Common Stock. The $458,000 cash proceeds were reflected in the Company’s Consolidated Statement of Operations in Financial Services other income. The Class B Common Stock received was accounted for as a nonmonetary transaction and recorded at historical cost.
21. Settlement of Compliance Matter
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
23. Subsequent Event
          A wholly owned subsidiary of CCC (“CCC East Tampa”) has entered into a joint venture with an unaffiliated third party. On November 7, 2006, the newly formed joint venture purchased two office buildings in Hillsborough County, Tampa, Florida. In accordance with the operating agreement, CCC East Tampa has a 10% interest in the joint venture with an initial contribution of approximately $765,500. The unaffiliated member has a 90% interest in the joint venture with an initial contribution of approximately $6.9 million. While BFC is not an initial member and has not made a contribution to the joint venture, BFC, as the parent company of CCC is providing a non-recourse guaranty on the property loan not to exceed $5.0 million. This represents approximately 21% of the current indebtedness of the commercial property. Based on the value of the joint venture’s assets securing the indebtedness, it is reasonably likely that no payment will be required under the guaranty.

          On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock which constitutes approximately 5% of its total common stock presently outstanding, at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. Shares may be purchased on the open market or through private transactions. The shares purchased in this program will be retired.
24. New Accounting Pronouncements
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 which established an approach to quantify errors in financial statements. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under two common approaches requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors. SAB No. 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of adjusting assets and liabilities as of January 1, 2006 as an offsetting adjustment to the opening balance of retained earnings. Use of the cumulative effect transition method requires disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. Upon the application of SAB No. 108, BankAtlantic Bancorp currently expects to record an increase in other liabilities of $3.0 million, a decrease in current taxes payable of $1.1 million and a reduction in retained earnings of $1.9 million as of January 1, 2006. These adjustments represent the net effect of BankAtlantic Bancorp not recognizing recurring operating expenses in the period in which the goods or services were provided. BankAtlantic Bancorp had previously quantified these errors and concluded that they were immaterial under the roll-over method that was used prior to the issuance of SAB No. 108. The accompanying financial statements do not reflect these adjustments. Levitt is currently reviewing the effect of this bulletin on its consolidated financial statements and currently believes the impact on its results of operations will be immaterial.
          In September 2006, the FASB issued SFAS No. 157, (“Fair Value Measurements”). The Statement defines fair value in generally accepted accounting principles (“GAAP”), establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Statement will change key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. The Company is required to implement this Statement on January 1, 2008. The Company is required to implement this Statement on January 1, 2008. Management is currently evaluating the impact this Statement will have on its financial statements.
          In September 2006, the FASB issued SFAS No. 158, (“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R). This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which the changes occur. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This Statement applies to financial statements issued for fiscal years ending after December 15, 2006. The Company is required to adopt the recognition and disclosure provisions of this Statement prospectively as of December 31, 2006. Management believes that the adoption of this Statement will not have a significant impact on the Company’s financial statements as the Company recognized a minimum pension liability for the difference between the plan assets and the benefit obligation as of December 31, 2005.
          In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”). FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and could result in increased volatility in the Company’s provision for income taxes. The interpretation also revises disclosure requirements including a tabular presentation to reflect the roll-forward of unrecognized tax benefits. The interpretation is effective for the Company as of January 1, 2007 and any changes in net assets that result from the application of this interpretation should be reflected as an adjustment to retained earnings. Management is currently in the process of reviewing the effect of this guidance in an effort to quantify its potential impact on the financial statements.
          In March 2006, the FASB issued SFAS No. 156, (“Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140”.) This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company currently does not own servicing financial assets or liabilities and management believes that the adoption of this Statement will not have an impact on the Company’s Consolidated Financial Statements.
          In February 2006, the FASB issued SFAS No. 155, (“Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statement No. 133 and 140”). This Statement resolves issues associated with beneficial interests in securitized financial assets. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 will be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt this Statement as of January 1, 2007. Management currently believes this Statement will not have an impact on the Company’s Consolidated Financial Statements; however, as implementation issues emerge and guidance is issued Management will review its evaluation.
          In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective the Company’ fiscal year ending December 31, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction should be accounted for as a special deduction under SFAS No. 109, Accounting for Income Taxes, and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Although the Company continues to assess the potential impact of this new deduction for the year ending December 31, 2006, the Company believes the adoption will have no effect on the Company’s results of operations.

BFC Financial Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Overview
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2006 and 2005, respectively.
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
          As of September 30, 2006, we had total consolidated assets of approximately $7.7 billion, including the assets of our consolidated subsidiaries, noncontrolling interest of $706.3 million and shareholders’ equity of approximately $177.4 million.

BFC’s ownership in BankAtlantic Bancorp and Levitt as of September 30, 2006 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.84%	7.87%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.65%	54.87%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.61%	52.91%
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
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, investment banking, real estate development, homebuilding, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that BFC may not have sufficient available cash to make desired investments or to fund operations;

•	that BFC shareholders’ interests may be diluted in transactions utilizing BFC stock for consideration and investments in its subsidiaries may be diluted by transactions entered into by the subsidiaries;

•	that the performance of entities in which the Company holds interests may not be as anticipated; and

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made.
          With respect to BankAtlantic Bancorp the risks and uncertainties that may affect BankAtlantic Bancorp are:
•	credit risks and loan losses and the related sufficiency of the allowance for loan losses; including the impact on the credit quality of BankAtlantic loans of changes in the real estate market;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including the impact on the BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on BankAtlantic Bancorp activities and the value of its assets;

•	BankAtlantic’s seven-day banking initiative, new store expansion program, Orlando store expansion program and other growth, marketing or advertising initiatives not resulting in continued growth of low cost deposits or producing results which justify their costs;

•	successfully opening the anticipated number of new stores in 2006 and 2007 and achieving growth and profitability at those new stores;

•	the impact of periodic testing of goodwill and other intangible assets for impairment; and

•	that past performance, actual or estimated new account openings and growth rates may not be indicative of future results.
          Further, this document contains forward-looking statements with respect to Ryan Beck & Co., a BankAtlantic Bancorp subsidiary, which are subject to a number of risks and uncertainties including, but not limited to the risks and uncertainties associated with:
•	ability to implement a strategy to improve its operating results and return to profitability;

•	operations, products and services, changes in economic or regulatory policies;

•	the volatility of the stock market and fixed income markets, as well as its finance, investment banking and capital markets areas, including that the associated increased headcount will produce results which justify the increased expenses; and

•	additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control.
With respect to Levitt Corporation (“Levitt”), the risks and uncertainties that may affect Levitt are:
•	the impact of economic, competitive and other factors affecting Levitt and its operations;

•	the market for real estate generally and in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins;

•	the need to offer additional incentives to buyers to generate sales;

•	the effects of increases in interest rates;

•	Cancellation of existing sales and the ability to consummate sales contracts included in Levitt’s backlog;

•	Levitt’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives;

•	Levitt’s ability to timely close land sales and to deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency;

•	the realization of cost saving associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales;

•	the actual costs of disposition of Levitt’s assets in the Tennessee operations may exceed current estimates; and

•	Levitt’s success at managing the risks involved in the foregoing.
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
          The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alters the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expenses in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
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

Summary of Consolidated Results of Operations by Segment
The table below sets forth the Company’s primary business segments results of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
BFC Activities	$(2,170)	$(3,133)	$(5,489)	$(11,316)
Financial Services	2,338	16,260	17,172	60,675
Homebuilding & Real Estate Development	2,972	10,708	1,575	46,578
Eliminations	—	(97)	—	(796)

	3,140	23,738	13,258	95,141
Noncontrolling interest	4,308	21,589	14,764	85,663

(Loss) income from continuing operations	(1,168)	2,149	(1,506)	9,478
Discontinued operations, less income taxes	—	(92)	—	(290)

Net (loss) income	(1,168)	2,057	(1,506)	9,188
5% Preferred Stock dividends	187	187	562	562

Net (loss) income allocable to common stock	$(1,355)	$1,870	$(2,068)	$8,626

          Net loss for the three months ended September 30, 2006 was $1.2 million compared with net income of $2.1 million for the same period in 2005. Net loss for the nine months ended September 30, 2006 was $1.5 million compared with net income of $9.2 million for the same period in 2005. In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly owned subsidiary of BFC, transferred its shopping center to its lender in full settlement of the mortgage note collateralized by the center. The financial results of BMOC are reported as discontinued operations in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment of Disposal of Long-Lived Assets. There was no activity related to discontinued operations for the three and nine months ended September 30, 2006 and in 2005 net income includes a $92,000 loss and a $290,000 loss from discontinued operations for the three and nine months ended September 30, 2005, respectively. Results of Operations for each segment are discussed below.
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
          The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from Cypress Creek Capital, Inc. (“CCC”), interest income from loans receivable, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations and such costs are allocated based upon the usage of the services by the respective entities. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships which BFC controls and BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp and Levitt are included in our Financial Services and Homebuilding & Real Estate Development segment, respectively. The “BFC Activities” segment will generally reflect a loss as dividends, interest and fees from our investments typically do not cover BFC’s stand-alone operating costs.
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months		Change	For the Nine Months		Change
	Ended September 30,		2006 vs.	Ended September 30,		2006 vs.
	2006	2005	2005	2006	2005	2005
Revenues
Interest and dividend income	$634	$540	$94	$1,750	$1,028	$722
Other income, net	709	228	481	2,740	598	2,142

	1,343	768	575	4,490	1,626	2,864

Cost and Expenses
Interest expense	1	24	(23)	17	336	(319)
Employee compensation and benefits	2,339	1,864	475	7,075	4,684	2,391
Other expenses	858	972	(114)	2,616	2,656	(40)

	3,198	2,860	338	9,708	7,676	2,032

Loss before income taxes	(1,855)	(2,092)	237	(5,218)	(6,050)	832
Provision for income taxes	315	1,041	(726)	271	5,266	(4,995)
Noncontrolling interest	(4)	17	(21)	(8)	35	(43)

Loss from continuing operations	(2,166)	(3,150)	984	(5,481)	(11,351)	5,870
Discontinued operations, less income taxes	—	(92)	92	—	(290)	290

Net loss	$(2,166)	$(3,242)	$1,076	$(5,481)	$(11,641)	6,160

          The increase in interest and dividend income during the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 was primarily due to interest income earned on higher cash balances as a consequence of our 2005 public offering and dividend income received on our Benihana convertible preferred

BFC Activities (Continued)
stock investment which increased by $10 million in June 2005 to a total investment of $20 million.
          The increase in other income during the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 was primarily due to income recognized from BFC’s shared services arrangement of approximately $588,000 and $1.8 million for the three and nine month periods ended September 30, 2006, respectively. BFC also recognized similar expenses related to providing such services. The balance of the increase in other income as compared to the same periods in 2005 was primarily due to CCC advisory fees.
          The decrease in interest expense during the three and nine month periods ended September 30, 2006 compared to the same period in 2005 was attributable to a $10.5 million reduction in our outstanding revolving line of credit in July 2005.
          The increase in employee compensation and benefits during the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 was due to an increase in the number of employees at BFC primarily relating to the transfer of employees from BankAtlantic to BFC to staff shared service operations, an increase in payroll taxes related to employer’s tax expense on the exercise of stock options during the first quarter of 2006 and share-based compensation related to stock options of approximately $213,000 and $561,000, respectively. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore while 2006 results reflects the compensation expense associated with stock options, results for prior period were not restated.
          BFC Activities segment includes our provision (benefit) for income taxes including the tax provision (benefit) relating to our earnings (loss) from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements. The Company’s income tax provision (benefit) on a quarterly basis is estimated based on the Company’s projected annual effective rate for the year. The projected annual effective rate used by the Company through June 30, 2006 was 11.51%. Based upon decreases in earnings as well as the impact of the Company’s permanent differences attributable to dividend received deductions, the revised projected annual effective rate being used changed to a negative 21.55%.

BFC Activities (Continued)
Liquidity and Capital Resources of BFC
          The following represents cash flow information for the BFC Activities segment.

	For the Nine Months Ended
	September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$(3,934)	$(2,123)
Investing activities	743	(8,415)
Financing activities	(4,731)	34,906

(Decrease) increase in cash and cash equivalents	(7,922)	24,368
Cash and cash equivalents at beginning of period	26,806	2,227

Cash and cash equivalents at end of period	$18,884	$26,595

          The primary sources of funds to the BFC Activities segment for the nine months ended September 30, 2006 and 2005 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Dividends from BankAtlantic Bancorp and Levitt;

•	Dividends from Benihana;

•	Revenues from CCC advisory fees;

•	Revenues from shared services activities in 2006;

•	Net proceeds of approximately $46.4 million, after underwriting discounts, commissions and offering expenses, from the sale of 5,957,555 shares of Class A Common Stock during 2005, and

•	Principal and interest payments on loans receivable.
     Funds were primarily utilized by BFC to:
•	Fund minimum withholding tax liability of approximately $4.2 million upon exercise of options in 2006. The Company retired shares of the Company’s common stock delivered by the option holders as consideration for the option holders’ minimum tax withholding;

•	Repayment of $10.5 million outstanding under the Company’s revolving line of credit during 2005 and payment of mortgage payables;

•	Fund a $1.0 million investment in a real estate limited partnership during 2006;

•	Purchase 400,000 shares of Benihana Convertible Preferred Stock for $10.0 million in 2005;

•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock; and

•	Fund BFC’s operating and general and administrative expenses.
          On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. The Company plans to fund the share repurchase program primarily through existing cash balances.
          In 2005, the Company sold 5,957,555 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. Net proceeds to BFC were approximately $46.4 million. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness and an additional $10.0 million was used to purchase Benihana convertible preferred stock in August 2005. The balance of the proceeds have been or will be used to fund operations and growth and for general corporate purposes.

BFC Activities (Continued)
          BFC has a $14.0 million revolving line of credit that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. In September 2006, the loan documents were modified to extend the maturity date to June 15, 2007 and substitute the collateral by pledging 1,716,771 shares of BankAtlantic Bancorp Class A Common Stock and returning to the Company previously pledged Levitt’s Class A Common Stock. At September 30, 2006, no amounts were drawn under this revolving line of credit.
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
          The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At September 30, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.041 per share on its Class A and Class B Common Stock. During the nine months ended September 30, 2006 the Company received approximately $1.5 million in dividends from BankAtlantic Bancorp.
          Levitt has paid a quarterly dividend to its shareholders since July 2004. Levitt’s most recent quarterly dividend was $0.02 per share on its Class A and Class B common stock which resulted in the Company receiving approximately $66,000. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operation and financial condition. During the nine months ended September 30, 2006, the Company received approximately $198,000 in dividends from Levitt.
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. It is anticipated the Company will receive approximately $250,000 per quarter. If the Company were to convert its investment in Benihana, it would represent 1,052,632 shares of Benihana Class A Common Stock. At September 30, 2006, the aggregate market value of such shares would have been $30.5 million.
          In March 2006, BFC invested $1.0 million in a real estate limited partnership which represents an 8% limited partnership interest in the Partnership. A subsidiary of CCC also has a 10% interest in the limited partnership as a non-managing general partner. The Partnership owns an office building located in Boca Raton, Florida and in connection with the purchase CCC guaranteed a portion of the nonrecourse loan on the property. CCC’s maximum exposure under the guaranty agreement is $8.0 million, representing approximately one-third of the current indebtedness of the commercial property. The amount of the guarantee will decrease as mortgage, income and rental milestones are achieved. Based on value of the limited partnership assets securing the indebtedness, it is reasonably likely that no payment by CCC will be required under the agreement.
          BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. A subsidiary of CCC has a one percent general partner interest in a limited partnership that has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC guaranteed certain amounts on two nonrecourse loans. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.5 million, the full amount of the indebtedness. However, based on the value of the assets securing the indebtedness, it is reasonably likely that no payment by BFC will be required under the guaranty.

BFC Activities (Continued)
          A wholly owned subsidiary of CCC (“CCC East Tampa”) has entered into a joint venture with an unaffiliated third party. On November 7, 2006, the newly formed joint venture purchased two office buildings in Hillsborough County, Tampa, Florida. In accordance with the operating agreement, CCC East Tampa has a 10% interest in the joint venture with an initial contribution of approximately $765,500. The unaffiliated member has a 90% interest in the joint venture with an initial contribution of approximately $6.9 million. While BFC is not an initial member and has not made a contribution to the joint venture, BFC, as the parent company of CCC is providing a non-recourse guaranty on the property loan not to exceed $5.0 million. This represents approximately 21% of the current indebtedness of the commercial property. Based on the value of the joint venture’s assets securing the indebtedness, it is reasonably likely that no payment will be required under the guaranty.
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

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total consolidated assets at September 30, 2006 and December 31, 2005 were $7.7 billion and $7.4 billion, respectively. The material changes in the composition of total assets from December 31, 2005 to September 30, 2006 are summarized below:
•	Decline in cash and due from deposit institutions of approximately $89.0 million resulted from: i) Approximately $33.0 million at BankAtlantic Bancorp primarily due to lower cash letter balances associated with an increased frequency of inter-day clearings from check image processing; ii) lower cash balance at BFC of approximately $7.9 million primarily due to cash used in operations of approximately $3.9 million and financing activities of $4.7 million; and iii) lower cash balances at Levitt of approximately $48.3 million primarily due to cash used in operations and investing activities of $239.9 million, partially offset by an increase in cash provided by financing activities of $191.6 million;

•	Increase of approximately $6.3 million in securities owned associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale of approximately $10.7 million reflecting BankAtlantic’s investment strategy to limit asset growth in response to the relatively flat yield curve during the period;

•	Higher investment securities balances at BankAtlantic of approximately $34.0 million due to purchases of tax certificates at annual auctions;

•	Increase in investment in FHLB stock at BankAtlantic of approximately $17.9 million related to additional FHLB advance borrowings;

•	Decline in loans receivable primarily due to pay-down of Levitt’s loans receivable. This decline was slightly offset by an increase in BankAtlantic’s loans receivable balances associated with recent residential loan purchases and growth in home equity, small business and corporate loan portfolios partially offset by lower commercial real estate loan balances;

•	Decline in commercial real estate loan balances primarily resulting from BankAtlantic’s decision to cease condominium lending, and $112.0 million of participations sold being treated as loan sales as a result of amendments of the applicable participation agreements during 2006 instead of as secured borrowings as they were at December 31, 2005;

•	Increase in residential loans held for sale associated with BankAtlantic’s program to originate loans with a commitment to sell the loans to a correspondent;

•	Increase in real estate held for development and sale of approximately $237.5 million primarily resulting from an increase in inventory of real estate at Levitt;

•	Increase in investment in unconsolidated subsidiaries primarily from Bluegreen’s equity earnings and BankAtlantic Bancorp’s investments in rental real estate joint ventures;

•	Increase in accrued interest receivable at BankAtlantic resulting from higher rates on earning assets during the period;

•	Increase in property and equipment of approximately $73.4 million associated with BankAtlantic’s branch expansion initiatives and Levitt’s increase of approximately $26.0 million associated with increased investment in commercial properties under construction at Core Communities, and Levitt’s support for infrastructure in Levitt’s master planned communities, and hardware and software in connection with Levitt’s systems upgrade;

•	Decrease in goodwill is due to Levitt’s impairment charge on its Tennessee operations (see note 10); and

•	Increase in due from clearing agent of approximately $13.6 million associated with Ryan Beck trading activities.
          The Company’s total liabilities at September 30, 2006 and December 31, 2005 were $6.8 billion and $6.5 billion, respectively. The changes in components of total liabilities are summarized below:
•	Decrease in deposit account balances of approximately $77.2 million resulting from a significant decline in money market account balances at BankAtlantic associated with higher short term interest rates partially offset by growth in low-cost deposits and certificates of deposit;

Consolidated Financial Condition (Continued)
•	Increase in FHLB advances of approximately $403.5 million at BankAtlantic to fund asset growth, deposit run-off and repayments of short-term borrowings;

•	Decrease in secured borrowings of approximately $138.3 million at BankAtlantic (associated with loan participations sold without recourse that are accounted for as secured borrowings) due to loan repayments and a management decision to amend participation agreements to qualify as loan sales instead of secured borrowing arrangements;

•	Increase in subordinated debentures, notes and bonds payable of approximately $155.6 million was primarily related to project debt associated with 2006 land acquisitions and land development activities at Levitt, partially offset with declines in notes payable resulting from the repayment of construction loans to an unrelated financial institution at BankAtlantic Bancorp’s real estate joint venture that is consolidated in the Company’s financial statements;

•	Increase in junior subordinated debentures of approximately $30.9 million associated with Levitt;

•	Increase in due to clearing agent and securities sold but not yet purchased of approximately $50.0 million associated with Ryan Beck’s trading activities; and

•	Declines in other liabilities primarily associated with a reduction in accrued employee compensation and benefits reflecting the payout of 2005 annual bonuses during the first quarter of 2006 as well as the reduction in a $10 million reserve for the anti-money laundering and bank secrecy act regulatory compliance matters based on payment of that amount, partially offset with an increase in Levitt’s accounts payable and accrued liabilities relating to accruals for certain construction related accruals, and the timing of invoices processed.
Noncontrolling Interest
          At September 30, 2006 and December 31, 2005, noncontrolling interest was approximately $706.3 million and $696.5 million, respectively. The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	September 30,	December 31,
	2006	2005
BankAtlantic Bancorp	$410,976	$404,118
Levitt	294,647	291,675
Joint Venture Partnerships	713	729

	$706,336	$696,522

          The increase in noncontrolling interest in BankAtlantic Bancorp was primarily attributable to BankAtlantic Bancorp’s $17.2 million in earnings, a $9.5 million increase in additional paid in capital relating to the issuance of BankAtlantic Bancorp common stock and associated tax benefits upon exercise of BankAtlantic Bancorp’s stock options, a $3.7 million increase in additional paid-in-capital associated with the expensing of share-based compensation and a $104,000 change in accumulated other comprehensive loss, net of income tax benefits. The above increases were partially offset by a $7.8 million reduction in additional paid in capital for the purchase and retirement of BankAtlantic Bancorp Class A Common Stock, the declaration of $7.5 million of BankAtlantic Bancorp dividends on common stock, and a $7.3million reduction in additional paid in capital from the acceptance of BankAtlantic Bancorp’s Class A Common Stock as consideration for the exercise price associated with the exercise of BankAtlantic Bancorp Class A stock options and the related payment of withholding taxes.
          The increase in noncontrolling interest in Levitt was attributable to Levitt’s earnings of $1.6 million, a $620,000 increase in accumulated other income, net of income taxes and a $2.4 million increase in additional-paid in capital associated with the expensing of share-based compensation. The above increases were partially offset by the payment of cash dividends of $1.2 million on Levitt’s common stock.

Consolidated Financial Condition (Continued)
Shareholders’ Equity
          Shareholders’ equity at September 30, 2006 and December 31, 2005 was $177.4 million and $183.1 million, respectively. The decrease in shareholders’ equity was primarily due to a $1.5 million net loss, a $13.3 million reduction in additional paid in capital related from the acceptance of the Company’s Class A and Class B common stock as consideration for the exercise price associated with the exercise of stock options and the related payment of withholding taxes, a $267,000 reduction in additional paid in capital due to the net effect of subsidiaries’ capital transactions, net of income tax benefits and $562,000 in cash dividends paid on the Company’s 5% Cumulative Convertible Preferred Stock. The above decreases were partially offset by a $9.1 million increase in additional paid in capital relating to the issuance of the Company’s common stock upon exercise of Company’s stock options, a $711,000 increase in additional paid in capital associated with the expensing of share-based compensation and a $106,000 change in accumulated other comprehensive income, net of income tax benefits

Financial Services
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
          “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2006 and 2005, respectively. The principal assets of the Company consist of its ownership of these subsidiaries, which include BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”), and Ryan Beck Holdings, Inc., the holding company for Ryan Beck & Co., Inc., a brokerage and investment banking firm located in Florham Park, New Jersey, and its subsidiaries (“Ryan Beck”).
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans of changes in the commercial real estate market in our trade area; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives, new store expansion program, Orlando store expansion program and other growth, marketing or advertising initiatives not resulting in continued growth of low cost deposits or producing results which justify their costs; successfully opening the anticipated number of new stores in 2006 and 2007 and achieving growth and profitability at those new stores; and the impact of periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Further, this document contains forward-looking statements with respect to Ryan Beck & Co., which are subject to a number of risks and uncertainties including but not limited to the risks and uncertainties associated with its ability to implement a strategy to improve its operating results and return to profitability, changes in economic or regulatory policies, the volatility of the stock market and fixed income markets, as well as its revenue mix, the success of new lines of business, including that the expansion of its municipal finance, investment banking and capital markets areas, including the associated increased headcount, will produce results which justify the increased expenses; and additional risks and uncertainties that are subject to change and may be outside of Ryan Beck’s control. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
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
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alters the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expenses in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
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
Summary Consolidated Results of Operations by Segment

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
BankAtlantic	$9,651	$19,291	$(9,640)	$32,821	$54,923	$(22,102)
Ryan Beck	(4,842)	423	(5,265)	(8,774)	15,984	(24,758)
Parent Company	(2,471)	(3,454)	983	(6,875)	(10,232)	3,357

Net income	$2,338	$16,260	$(13,922)	$17,172	$60,675	$(43,503)

Financial Services (Continued)
For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Net income decreased 85.6% to $2.3 million for the third quarter 2006, down from $16.3 million earned in the 2005 quarter. This quarter’s net income decline was primarily due to lower earnings at BankAtlantic primarily as a result of a substantial increase in BankAtlantic’s non-interest expense, a negative provision for loan losses during 2005, weaker net growth in BankAtlantic’s low cost deposits and a net loss at Ryan Beck based on declining retail brokerage revenues and a significant slow-down in investment banking activities. The above declines in segment net income were partially offset by an increase in BankAtlantic’s non-interest income and decreased losses at the Parent Company.
     The increase in BankAtlantic non-interest expenses resulted from BankAtlantic’s branch expansion and renovation program, extended branch hours and aggressive marketing programs. These initiatives involve substantial costs that were primarily associated with compensation, occupancy, advertising reflecting aggressive marketing to attract low cost deposits and operating expenses relating to the branch expansion and extended hours. Additionally, BankAtlantic’s segment net income was negatively impacted by a $271,000 provision for loan losses compared to a $3.4 million recovery during the 2005 quarter. The recovery during 2005 resulted from a reduction in the allowance for loan losses due to the pay-off of loans with higher credit risk than the remaining portfolio. These costs and charges were partially offset by an increase in non-interest income resulting from higher deposit account fee income.
     The significant decrease in Ryan Beck segment earnings during the current quarter was largely due to continued weakness in investment banking activities. Also contributing to Ryan Beck’s net loss was compensation costs and direct expenses associated with the late 2005 and early 2006 expansion of capital markets and investment banking activities which included the municipal finance and trading areas.
     The decrease in Parent Company segment net loss primarily resulted from available for sale equity securities activities gains. The Parent Company sold appreciated equity securities in managed funds in order to offset higher interest expense on its floating rate junior subordinated debentures.
For the Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Net income decreased 72% from the same 2005 period. The decline in net income primarily resulted from the items discussed above as well as a $6.5 million pre-tax recovery from loan losses in 2005 compared to a $414,000 pre-tax provision during 2006. Included in Ryan Beck non-interest income during 2005 were fees received on the completion of a large mutual to stock transaction, in which Ryan Beck served as the lead underwriter. This transaction was the largest single transaction in Ryan Beck’s history and contributed $13 million to Ryan Beck segment net income during the 2005 period.
Consolidated Provision for Income Taxes

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Income before income taxes	$1,167	$23,148	$(21,981)	$19,593	$92,482	$(72,889)
Provision for income taxes	(1,171)	6,888	(8,059)	2,421	31,807	(29,386)
Consolidated net income	$2,338	$16,260	$(13,922)	$17,172	$60,675	$(43,503)

Effective tax rate	-100.34%	29.76%	N/A	12.36%	34.39%	-22.04%

     The tax benefit for the three months ended September 30, 2006 and the significant decline in the effective tax rate during the nine months ended September 30, 2006 compared to the prior periods resulted from higher tax

Financial Services (Continued)
exempt income associated with increased: municipal securities tax exempt interest income at BankAtlantic, higher corporate owned life insurance gains as well as increased municipal securities tax exempt interest income at Ryan Beck, and higher equity securities dividends that qualify for a dividends received deduction at the Parent Company.

Financial Services (Continued)
BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2006				September 30, 2005
(in thousands)	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Loans:
Residential real estate	$2,130,077	27,891		5.24%	$2,245,067	27,676		4.93%
Commercial real estate	1,498,192	32,979		8.81	1,639,530	30,839		7.52
Loan participations sold	—	—		—	147,633	2,637		7.09
Consumer	563,001	11,024		7.83	527,189	8,433		6.40
Lease financing	76	3		15.79	2,768	66		9.54
Commercial business	152,720	3,405		8.92	90,578	1,828		8.07
Small business	267,263	5,489		8.22	216,931	4,268		7.87

Total loans	4,611,329	80,791		7.01	4,869,696	75,747		6.22
Investments — tax exempt	397,436	5,806	(1)	5.84	386,097	5,617	(1)	5.82
Investments — taxable	660,785	9,993		6.05	712,092	9,348		5.25

Total interest earning assets	5,669,550	96,590		6.81%	5,967,885	90,712		6.08%

Goodwill and core deposit intangibles	77,913				79,494
Other non-interest earning assets	371,752				312,261

Total Assets	$6,119,215				$6,359,640

Deposits:
Savings	$367,829	721		0.78%	$303,268	229		0.30%
NOW	727,517	1,149		0.63	666,567	773		0.46
Money market	733,058	4,019		2.18	904,382	3,729		1.64
Certificate of deposit	858,688	9,206		4.25	781,044	5,788		2.94

Total interest bearing deposits	2,687,092	15,095		2.23	2,655,261	10,519		1.57

Short-term borrowed funds	378,063	5,117		5.37	256,492	2,151		3.33
Advances from FHLB	1,354,944	18,509		5.42	1,659,411	17,332		4.14
Secured borrowings	—	—		—	147,633	2,637		7.09
Long-term debt	37,283	805		8.57	35,447	645		7.22

Total interest bearing liabilities	4,457,382	39,526		3.52	4,754,244	33,284		2.78

Demand deposits	1,043,574				1,000,694
Non-interest bearing other liabilities	53,567				56,659

Total Liabilities	5,554,523				5,811,597
Stockholder’s equity	564,692				548,043

Total liabilities and stockholder’s equity	$6,119,215				$6,359,640

Net tax equivalent interest income/ net interest spread		$57,064		3.29%		$57,428		3.30%

Tax equivalent adjustment		(2,032)				(1,966)
Capitalized interest from real estate operations		75				477

Net interest income		55,107				55,939

Margin
Interest income/interest earning assets				6.81%				6.08%
Interest expense/interest earning assets				2.77				2.21

Net interest margin (tax equivalent)				4.04%				3.87%

Net interest margin (tax equivalent) excluding secured borrowings				4.04%				3.96%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in average interest earning assets partially offset by an improvement in the tax equivalent net interest margin.
     BankAtlantic’s average interest earning asset balances declined as a result of lower investments, and lower residential and commercial real estate loan average balances. The decline in commercial real estate average balances reflects a management decision to curtail condominium construction lending during 2005 and a slow-down

Financial Services (Continued)
in real estate construction in Florida. The decline in residential loan and investments average balances reflects a decision by management to not replace declining residential loans that had been repaid in response to the current interest rate environment. The average balance declines were partially offset by higher consumer, commercial business and small business loan average balances resulting from the origination of loans to community banking customers.
     The improvement in the tax equivalent net interest margin primarily resulted from an increase in low cost deposits and secondarily from higher earning asset yields. BankAtlantic implemented a strategy during the latter half of 2005 to use growth in low cost deposits to reduce borrowings in response to the current flat yield curve environment. Management expects to continue this strategy of the repayment of borrowings with low cost deposit funds in a flat or inverted yield curve environment. Average low cost deposit balances increased from $1.971 billion during the three months ended September 30, 2005 to $2.139 billion during the current quarter. Low cost deposits balances grew 8.6% from September 2005 to the current quarter. While further margin improvements will depend largely on the future pattern of interest rates, management believes that there will be little change in the net interest margin in subsequent periods if low cost deposit growth remains at current growth rates.
     BankAtlantic experienced increases in both interest earning asset yields and interest bearing liability rates during the current quarter. The prime interest rate increased from 4.00% in June 2004 to 8.25% at September 30, 2006. This increase has favorably impacted yields on earning assets, which were offset by higher rates on borrowings and certificates of deposit.

Financial Services (Continued)

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2006				September 30, 2005
(in thousands)	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Loans:
Residential real estate	$2,073,923	79,890		5.14%	$2,198,170	80,782		4.90%
Commercial real estate	1,511,983	94,775		8.36	1,708,272	89,460		6.98
Loan participations sold	41,306	2,401		7.75	158,587	7,281		6.12
Consumer	549,939	30,676		7.44	506,902	22,376		5.89
Lease financing	237	23		12.94	4,561	365		10.67
Commercial business	135,035	8,914		8.80	90,199	5,047		7.46
Small business	254,325	15,262		8.00	206,389	11,978		7.74

Total loans	4,566,748	231,941		6.77	4,873,080	217,289		5.95
Investments — tax exempt	396,348	17,355	(1)	5.84	362,988	15,775	(1)	5.79
Investments — taxable	610,894	26,422		5.77	722,477	28,423		5.25

Total interest earning assets	5,573,990	275,718		6.60%	5,958,545	261,487		5.85%

Goodwill and core deposit intangibles	78,300				79,923
Other non-interest earning assets	364,851				297,873

Total Assets	$6,017,141				$6,336,341

Deposits:
Savings	$354,765	1,557		0.59%	$295,450	628		0.28%
NOW	750,771	3,106		0.55	672,224	2,097		0.42
Money market	775,833	11,977		2.06	910,697	9,727		1.43
Certificate of deposit	849,011	25,061		3.95	780,258	15,896		2.72

Total interest bearing deposits	2,730,380	41,701		2.04	2,658,629	28,348		1.43

Short-term borrowed funds	342,413	12,760		4.98	325,670	6,955		2.86
Advances from FHLB	1,177,389	45,655		5.18	1,604,169	46,610		3.88
Secured borrowings	41,306	2,401		7.75	158,587	7,281		6.12
Long-term debt	37,253	2,469		8.86	36,148	1,823		6.74

Total interest bearing liabilities	4,328,741	104,986		3.24	4,783,203	91,017		2.54

Demand deposits	1,072,867				965,900
Non-interest bearing other liabilities	58,383				49,823

Total Liabilities	5,459,991				5,798,926
Stockholder’s equity	557,150				537,415

Total liabilities and stockholder’s equity	$6,017,141				$6,336,341

Net tax equivalent interest income/ net interest spread		$170,732		3.36%		$170,470		3.31%

Tax equivalent adjustment		(6,074)				(5,521)
Capitalized interest from real estate operations		844				1,366

Net interest income		165,502				166,315

Margin
Interest income/interest earning assets				6.60%				5.85%
Interest expense/interest earning assets				2.52				2.04

Net interest margin (tax equivalent)				4.08%				3.81%

Net interest margin (tax equivalent) excluding secured borrowings				4.11%				3.91%

(1)	The tax equivalent basis is computed using a 35% tax rate.

Financial Services (Continued)
For the Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Net interest income for the nine month period decreased slightly compared to the 2005 period. This decrease and the factors affecting net interest income were primarily the same as the items discussed above for the three months ended September 30, 2006.
Provision for Loan Losses

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30,		September 30,
	2006	2005	2006	2005
Balance, beginning of period	$42,012	$43,650	$41,192	$46,010
Charge-offs:
Consumer loans	(210)	(99)	(367)	(209)
Residential real estate loans	(111)	(191)	(239)	(445)
Small business	(93)	(68)	(408)	(663)

Continuing loan products	(414)	(358)	(1,014)	(1,317)
Discontinued loan products	(22)	(222)	(138)	(1,057)

Total charge-offs	(436)	(580)	(1,152)	(2,374)

Recoveries:
Commercial business loans	80	120	360	1,351
Commercial real estate loans	10	5	19	11
Small business	193	290	452	694
Consumer loans	79	89	194	172
Residential real estate loans	170	55	348	56

Continuing loan products	532	559	1,373	2,284
Discontinued loan products	138	476	690	1,281

Total recoveries	670	1,035	2,063	3,565

Net recoveries	234	455	911	1,191
Provision for (recovery from) loan losses	271	(3,410)	414	(6,506)

Balance, end of period	$42,517	$40,695	$42,517	$40,695

     During the three and nine months ended September 30, 2006 BankAtlantic continued to experience low charge-offs relating to continuing loan products. The majority of the discontinued loan products charge-offs and recoveries during the 2006 and 2005 periods related to lease finance lending. The remaining balance of discontinued loan products declined to $269,000 from $6.2 million a year earlier. The large commercial business loan recovery during the 2005 nine month period resulted from a $1.1 million partial recovery of a loan that was charged off in 2003.
     During the three and nine months ended September 30, 2006, BankAtlantic recorded a provision for loan losses. The net recoveries for the quarter were offset by loan loss provisions established as a result of estimated inherent losses in the loan portfolio associated with the effect of higher short-term interest rates on borrowers’ ability to service debt, the effect of the current real estate market on developer land loans and unfavorable trends in our residential and home equity loan portfolios.
     The reversal of provisions for loan losses during the 2005 quarter was due to decreased reserves in the commercial loan portfolio reflecting lower loan balances and a payoff of a larger hotel loan as well as net recoveries mentioned above.

Financial Services (Continued)
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$760	$388	$385
Loans	32,895	6,801	6,883

Total nonaccrual	33,655	7,189	7,268

Repossessed assets:
Real estate owned	1,439	967	912
Other	—	—	46

Total nonperforming assets, net	$35,094	$8,156	$8,226

Allowances
Allowance for loan losses	$42,517	$41,192	$40,695
Allowance for tax certificate losses	3,650	3,271	3,661

Total allowances	$46,167	$44,463	$44,356

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—	$—
Performing impaired loans	172	193	203
Restructured loans	—	77	81

Total potential problem loans	$172	$270	$284

     The increase in non-performing assets primarily resulted from the transfer of a $26.6 million land acquisition and development loan to a non-accruing status effective September 30, 2006 based on information that existed prior to September 30, 2006 and became available to BankAtlantic subsequent to that date. Among other issues, BankAtlantic has been advised by the borrower that contracts for sales of land parcels were terminated by third party buyers. BankAtlantic has requested an appraisal to measure the loan impairment based on the fair value of the collateral. To date, the appraisal has not been received and the amount of the required specific reserve, if any, has not been determined. Also included in nonaccrual loans was a $635,000 increase in home equity loan balances. The increase in nonaccrual loans was partially offset by a decrease in non-accrual residential loans. Residential nonperforming loans amounted to $4.4 million at September 30, 2006, compared to $6.0 million and $5.9 million at December 31, 2005 and September 30, 2005, respectively.
     The increase in September 2006 real estate owned balances compared to December 2005 were primarily associated with tax certificate activities. Historically, BankAtlantic has profited from the sale of repossessed tax lien properties.

Financial Services (Continued)
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Other service charges and fees	$6,779	$5,824	$955	$20,354	$16,911	$3,443
Service charges on deposits	24,008	16,415	7,593	64,381	44,148	20,233
Income (loss) from real estate operations	—	1,142	(1,142)	(982)	5,038	(6,020)
Securities activities, net	—	23	(23)	457	117	340
Gain associated with debt redemption	—	—	—	1,528	—	1,528
Losses (gains) on sales of office properties and equipment, net	(3)	—	(3)	1,775	1,215	560
Other	2,925	2,314	611	8,163	6,795	1,368

Non-interest income	$33,709	$25,718	$7,991	$95,676	$74,224	$21,452

     The higher other service charges and fees during the three and nine months of 2006 reflect the substantial increase in the number of debit cards issued to new customers. BankAtlantic opened approximately 62,000 and 197,000 new deposit accounts during the three and nine months ended September 30, 2006 respectively. BankAtlantic opened 51,000 and 155,000 new accounts during the comparable 2005 periods. The ATM and check cards issued upon opening new checking and savings accounts resulted in a $1.1 million and $3.2 million increase in interchange and transaction fees during the three and nine months ended September 30, 2006 compared to the same 2005 periods. Bank card annual fee income declined slightly from 2005 during both periods as BankAtlantic waived the fee on new account openings for one year in response to increased competition.
     The higher revenues from service charges on deposits during the three and nine months ended September 30, 2006 primarily resulted from the increase in the number of checking accounts discussed above, higher frequency of overdrafts per account during the 2006 periods, a 7% increase in the overdraft fee beginning in July 2006 and a change in policy which allows additional customers to incur debit card overdrafts.
     Income (loss) from real estate operations reflects net proceeds from sales of real estate inventory associated with a venture acquired as part of a financial institution acquisition during 2002. The 2005 periods also included a $325,000 gain from the sale of a building that formerly housed a branch which was consolidated into a nearby branch in 2003. The decrease in real estate income during the three and nine months primarily resulted from a decline in units sold at the venture. During the current quarter, the venture did not close on any units while during the same 2005 period, the venture closed on 5 units. During the nine months ended September 30, 2006, the venture closed on 9 units while during the same 2005 period the venture closed on 25 units. The real estate development loss during the 2006 nine month period reflects higher development and capitalized interest costs associated with units sold during the period. The higher development costs primarily resulted from an increase in the cost of building materials and a combination of higher labor costs and labor shortages, exacerbated by increased construction activity caused by damage throughout the area from hurricanes over the past two years. During the second quarter of 2006 we received an appraisal of the properties held in the real estate inventory. The appraisal reflected that the estimated fair value of the real estate inventory was greater than the carrying amount. It is possible that we may experience additional losses at this development, depending on the rate of future sales, sales prices and development costs. We anticipate that during the fourth quarter of 2006 a wholly owned subsidiary of BankAtlantic will become the managing member of the venture.
     Securities activities, net during the nine months ended September 30, 2006 resulted from proceeds received in connection with the MasterCard International initial public offering. Securities activities, net during the corresponding 2005 periods represents the gain on sales of mortgage-backed securities available for sale.

Financial Services (Continued)
     Gains associated with debt redemption for the 2006 nine month period were the result of gains realized on the prepayment of $75 million of FHLB advances. The advances were scheduled to mature between 2008 and 2011 and had an average rate of 4.93%. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     Gain on sale of properties during the nine months ended September 30, 2006 primarily resulted from an exchange of branch facilities with a financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site at that general location. As consideration for this surplus branch, BankAtlantic exchanged a small branch with the financial institution and recorded a gain equal to the appraised value of the branch transferred less its carrying value. Included in gain on sale of properties during the nine months ended September 30, 2005 was a $1.2 million gain on the sale of a branch and property adjacent to a branch. The bank facilities were acquired as part of a financial institution acquisition during 2002.
     The increase in other income during the three and nine months ended September 30, 2006 reflects a potential buyer’s forfeiture of a $400,000 deposit to purchase a portion of the Company’s old corporate headquarters property. Also included in other income during the three and nine months ended September 30, 2006 was $112,000 and $316,000 of corporate overhead fees received from BFC with no corresponding fees during the 2005 periods. The remaining increase in other income during the three and nine months ended September 30, 2006 reflects increased banking fees associated with a higher number of low cost deposits and increased earnings credit from a third party teller check outsourcing servicer.
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Employee compensation and benefits	$37,524	$28,106	$9,418	$108,398	$82,081	$26,317
Occupancy and equipment	14,809	10,826	3,983	40,765	30,108	10,657
Advertising and promotion	8,855	5,518	3,337	24,274	16,651	7,623
Amortization of intangible assets	385	401	(16)	1,174	1,227	(53)
Cost associated with debt redemption	—	—	—	1,457	—	1,457
Professional fees	1,928	2,642	(714)	6,141	7,175	(1,034)
Impairment of office properties and equipment	—	—	—	—	3,706	(3,706)
Check losses	2,855	1,434	1,421	5,976	2,549	3,427
Other	8,855	7,795	1,060	26,593	21,805	4,788

Non-interest expense	$75,211	$56,722	$18,489	$214,778	$165,302	$49,476

     The significant increase in BankAtlantic’s non-interest expense primarily resulted from the branch expansion and renovation initiatives, increased advertising and promotion expenditures geared to maintaining low cost deposit growth and the hiring of additional personnel for future store expansion and to maintain high customer service levels.
     The substantial increase in employee compensation and benefits resulted primarily from “Florida’s Most Convenient Bank” initiatives and expansion of BankAtlantic’s branch network. During 2006, BankAtlantic began hiring branch personnel for new and anticipated store openings. During the nine months ended September 30, 2006, BankAtlantic opened seven new branches and anticipates opening an additional thirteen branches during the next six months. Branch personnel are hired several months in advance of openings. Also, BankAtlantic hired

Financial Services (Continued)
personnel to support a second call center facility that began operations during the 2006 second quarter. Additionally, during the fourth quarter of 2005, BankAtlantic extended its branch hours and expanded its number of branches open to midnight. As a result of these initiatives, the number of full time equivalent employees increased to 2,608 at September 30, 2006 from 2,069 at September 30, 2005. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Included in employee compensation costs for the three and nine months ended September 30, 2006 was $906,000 and $2.3 million, respectively, of share-based compensation costs recorded as part of the Company’s adoption of SFAS 123R. No such costs were recorded in 2005.
     The significant increase in occupancy and equipment reflects higher building maintenance expenses required to support the expanded branch network as well as higher costs associated with extended branch hours. BankAtlantic also incurred increased occupancy costs associated with the opening of its new corporate center and expanded back-office facilities, which includes rent expense for the opening of a second call center and BankAtlantic University. BankAtlantic also incurs higher operating costs such as real estate taxes, guard services, electric and water costs associated with the expansion of the branch network and back-office facilities. As a consequence of the above growth, depreciation, building repairs, maintenance and rent expense increased from $7.1 million for the three months ended September 30, 2005 to $10.0 million for the comparable 2006 period. During the same nine month periods, depreciation, building repairs, maintenance and rent expense increased from $19.5 million in 2005 to $27.3 million in 2006. Guard service increased $555,000 during the three and nine months ended September 30, 2006 compared to the same 2005 periods.
     During the 2006 quarter, BankAtlantic opened 62,000 new low cost deposit accounts, an increase of 22% over the corresponding 2005 quarter, and during the nine months ended September 30, 2006, BankAtlantic opened 197,000 new low cost deposits accounts, representing a 27% increase over the 2005 nine month period. During this time, BankAtlantic created new marketing promotions, introduced new account opening incentives and significantly expanded its advertising campaigns to attract new low cost deposits. While new low cost deposit account growth has been favorable, management is focusing on reducing the attrition of balance levels in existing accounts, which appears to have slowed the overall growth of deposit balances.
     The cost associated with debt redemption was the result of a prepayment penalty incurred during the nine months ended September 30, 2006 upon prepayment of $384 million of FHLB advances scheduled to mature in 2008 that had an average interest rate of 5.45%. BankAtlantic prepaid these advances as part of a market risk strategy to reduce the effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
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
     The increase in other non-interest expense during the quarter relates to an additional $160,000 in loan expense, $124,000 of fees remitted for maintaining attorney escrow accounts, $140,000 of costs associated with services provided by BFC, $206,000 of insurance premiums, and higher general operating expenses such as telephone, postage and check printing expense related to a significant increase in the number of customer accounts, branch locations, employees and the extended hours of the branch network. During the nine month period the

Financial Services (Continued)
increase in non-interest expense reflects a $275,000 increase in loan expense, a $610,000 increase in attorney escrow accounts, $430,000 of costs associated with services provided by BFC and $377,000 of insurance premiums. The remaining increase in expenses for the period resulted from higher general operating expenses.
Provision for Income Taxes

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Income before income taxes	$13,333	$28,345	$(15,012)	$45,986	$81,743	$(35,757)
Provision for income taxes	3,682	9,054	(5,372)	13,165	26,820	(13,655)

BankAtlantic net income	$9,651	$19,291	$(9,640)	$32,821	$54,923	$(22,102)

Effective tax rate	27.62%	31.94%	-4.32%	28.63%	32.81%	-4.18%

     The lower effective tax rate during the three and nine months ended September 30, 2006 compared to the same 2005 periods resulted from a higher percentage of tax exempt income to earnings and a lower effective state income tax rate. During the three and nine months ended September 30, 2006, tax exempt income was 28% and 25% of income before taxes, respectively, compared to 13% during the same 2005 periods. The lower state income tax effective rate reflects a change in earnings from state tax jurisdictions. As a consequence, the State income tax effective tax rate declined from 2.06% during the nine months ended September 30, 2005 to 0.90% during the same 2006 period.

Financial Services (Continued)
Ryan Beck Holdings, Inc. Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2006	2005	Change	2006	2005	Change
Net interest income:
Broker dealer interest and dividends	$3,856	$3,756	$100	$12,085	$10,192	$1,893
Interest expense	(1,436)	(819)	(617)	(4,571)	(2,289)	(2,282)

Net interest income	2,420	2,937	(517)	7,514	7,903	(389)

Non-interest income:
Principal transactions	19,976	22,894	(2,918)	68,064	79,386	(11,322)
Investment banking	2,921	3,741	(820)	9,940	41,017	(31,077)
Commissions	19,194	21,390	(2,196)	63,990	61,183	2,807
Other	3,114	2,343	771	9,154	7,383	1,771

Non-interest income	45,205	50,368	(5,163)	151,148	188,969	(37,821)

Non-interest expense:
Employee compensation and benefits	40,943	39,358	1,585	127,731	127,561	170
Occupancy and equipment	4,369	4,025	344	12,167	11,929	238
Advertising and promotion	1,479	1,072	407	4,372	4,085	287
Professional fees	2,888	1,411	1,477	6,744	4,419	2,325
Communications	3,472	3,371	101	11,356	10,084	1,272
Floor broker and and clearing fees	1,823	2,305	(482)	6,684	6,685	(1)
Other	1,602	1,604	(2)	5,229	5,376	(147)
Minority interest – hedge fund	(1,004)	—	(1,004)	(627)	—	(627)

Non-interest expense	55,572	53,146	2,426	173,656	170,139	3,517

Income (loss) before income taxes	(7,947)	159	(8,106)	(14,994)	26,733	(41,727)
Income taxes	(3,105)	(264)	(2,841)	(6,220)	10,749	(16,969)

Net (loss) income	$(4,842)	$423	$(5,265)	$(8,774)	$15,984	$(24,758)

For the Three and Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Ryan Beck recorded a loss of $4.8 million and $8.8 million for the three and nine months ended September 30, 2006, respectively, compared to a profit of $0.4 million and $16.0 million for the same 2005 periods. The 2006 net loss primarily resulted from lower revenues from investment banking and principal transactions activities, as well as increased compensation costs and direct expenses associated with the expansion in late 2005 and 2006 of investment banking and capital markets activities, including expansion of municipal finance and trading areas. Net income for the nine months ended September 30, 2005 was impacted significantly from one large investment banking transaction which contributed significant investment banking fees, principal transactions fees and commissions. Net interest income decreased 18% and 5% for the three and nine months ended September 30, 2006, compared to the same 2005 periods. Included in interest income is Ryan Beck’s participation in interest income associated with approximately $239 million of customer margin debit balances. Principal transactions revenue decreased by 13% and 14% compared to the same three and nine month periods in 2005, respectively. The decrease for the nine months was primarily due to a decrease in equity gross sales credits associated with the large investment banking transaction mentioned above. This decrease for the three months was a result of decreased equity trading and gross sales credit revenues. This decrease was partially offset by an increase in fixed income trading gains during the three and nine months ended September 30, 2006.

Financial Services (Continued)
     Investment banking revenue decreased by 22% and 76% compared to the same three and nine month periods ended September 30, 2005. The decrease for the nine months resulted principally from the large underwriting transaction which occurred in the second quarter of 2005. The decrease for the three month period was a result of decreased deal activity in the sectors where Ryan Beck does business.
     Commission revenue deceased by 10% for the three month period as a result of a decrease in equity commission revenue, and increased 5% from the nine months ended September 30, 2005. The increase for the nine month period was primarily attributable to increased equity transactions, insurance commissions and managed money fee revenues.
     Other income is primarily comprised of rebates received on customer money market balances and inactive fees received on customer accounts.
     Employee compensation and benefits increased by 4% for the three month period and remained flat from the same nine month period of 2005. The increase for the three month period was due primarily to increased salaries and guaranteed bonuses associated with the firm’s capital markets and investment banking unit expansion. For the nine month period ended September 30, 2006, there was a decrease in incentive compensation and commission expense as a result of the decreased investment banking revenue in 2006 versus 2005 as well as an overall lack of profitability. This decrease was partially offset by increased salaries and guaranteed bonuses associated with the firm’s capital markets and investment banking unit expansion.
     Advertising and market development increased 38% and 7% from the same three and nine month periods of 2005, mainly due to increased travel and entertainment expenses associated with the expansion of Ryan Beck’s capital markets business. These increases were partially offset by lower advertising expenses in 2006 due to the completion of Ryan Beck’s advertising campaign which ran through the second quarter of 2005.
     Professional fees increased 105% and 53% from the same three and nine month periods of 2005. The increase was primarily due to the expensing of offering costs associated with the postponed Ryan Beck initial public offering as well as an increase in legal expenses and settlement reserves. As a consequence of this decision to postpone the offering, $860,000 of offering costs were expensed during the third quarter of 2006.
     Communications increased 3% and 13% from the same three and nine month periods of 2005. This increase was primarily due to the addition of offices and the increase in capital markets personnel in 2006.
     Floor brokerage, exchange and clearing fees decreased 21% for the three month period and remained flat from the same nine month period of 2005. The change for the three and nine month period was primarily attributed to a new clearing arrangement effective May 1, 2006, offset by a 29% and 13% increase in tickets processed, respectively.
     Minority interest — hedge fund represents losses in a hedge fund limited partnership that were allocated to investors for the three and nine months periods ended September 30, 2006.

Financial Services (Continued)
Parent Company Results of Operations

	For the Three Months			For the Nine Months
(in thousands)	Ended September 30,			Ended September 30,
	2006	2005	Change	2006	2005	Change
Net interest income:
Interest and dividend income	$598	$471	$127	$1,857	$1,762	$95
Interest expense	(5,716)	(4,929)	(787)	(16,391)	(14,269)	(2,122)

Net interest expense	(5,118)	(4,458)	(660)	(14,534)	(12,507)	(2,027)

Non-interest income:
Income from unconsolidated subsidiaries	266	142	124	1,364	410	954
Securities activities, net	2,243	158	2,085	7,156	256	6,900
Other	—	150	(150)	4	658	(654)

Non-interest income	2,509	450	2,059	8,524	1,324	7,200

Non-interest expense:
Employee compensation and benefits	1,107	991	116	3,655	2,999	656
Professional fees	212	186	26	582	1,151	(569)
Other	291	171	120	1,152	661	491

Non-interest expense	1,610	1,348	262	5,389	4,811	578

Loss before income taxes	(4,219)	(5,356)	1,137	(11,399)	(15,994)	4,595
Income taxes	(1,748)	(1,902)	154	(4,524)	(5,762)	1,238

Net loss	$(2,471)	$(3,454)	$983	$(6,875)	$(10,232)	$3,357

     For the three months ended September 30, 2006, interest and dividend income consisted of $559,000 of interest and dividends on managed fund investments, and $40,000 of interest income associated with a repurchase agreement account at BankAtlantic. For the nine months ended September 30, 2006, interest and dividend income consisted of $1.7 million of interest and dividends on managed fund investments, and $177,000 of interest income associated with a BankAtlantic repurchase agreement account.
     For the three months ended September 30, 2005, interest and dividend income consisted of $428,000 of interest and dividends on managed fund investments, and $43,000 of interest income associated with a BankAtlantic repurchase agreement account. For the nine months ended September 30, 2005, interest and dividend income consisted of interest on loans to Levitt of $560,000, interest and dividends from managed funds of $1.1 million, and interest income associated with a BankAtlantic repurchase agreement account of $102,000.
     Interest expense increased during the three and nine months of 2006, compared to the same 2005 period, as a result of higher interest rates during 2006 compared to 2005. The Company’s junior subordinated debentures and other borrowings average balances were $263 million during the three and nine months ended September 30, 2006 and 2005, of which $128.9 million accrue interest at floating rates.
     Income from unconsolidated subsidiaries during the three and nine months ended September 30, 2006 represented $161,000 and $467,000, respectively, of equity earnings from trusts formed to issue trust preferred securities as part of trust preferred securities financings and $105,000 and $897,000, respectively, of equity earnings from rental real estate joint ventures.
     Income from unconsolidated subsidiaries during the three and nine months ended September 30, 2005 represents equity earnings from trusts formed to issue trust preferred securities.
     Securities activities during the three and nine months ended September 30, 2006 primarily represent gains

Financial Services (Continued)
from managed funds. During the 2006 three and nine month periods, the Parent Company sold $13.4 million and $53.7 million, respectively, of equity securities from its portfolio for gains as shown on the above table. The majority of the proceeds from the sale of equity securities were reinvested in equity securities. The gains on the securities partially offset higher interest expense on junior subordinated debentures. The Parent Company anticipates continuing this strategy in subsequent periods.
     Other income during the three and nine months ended September 30, 2005 represented fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC. During 2006, the employees who provided a substantial portion of these services were transferred to BFC and these services were then provided to the Company by BFC and are reflected in other expenses.
     The Company’s compensation expense during the three and nine months ended September 30, 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. Additional compensation expense during 2006 also included payroll taxes associated with the exercise of stock options and $288,000 and $713,000, respectively, of share-based compensation costs for the three and nine months ended September 30, 2006.
     The Company’s compensation expense during 2005 represents salaries for investor relations, risk management and executive management personnel as well as additional payroll taxes from the exercise of stock options. This expense was partially offset by income received from Levitt and BFC for these services performed by the Company’s employees.
     The increase in professional fees during the 2006 third quarter compared to the same 2005 period resulted from attorney fees associated with the proposed Ryan Beck initial public offering. The reduction in professional fees during the nine months ended September 30, 2006 resulted from costs incurred by the Company related to internal control and compliance with Section 404 of the Sarbanes Oxley Act being allocated to the Company’s subsidiaries during 2006. These expenses were not allocated to the Company’s subsidiaries during 2005.
     The increase in other expenses during the three and nine months ended September 30, 2006 compared to 2005 primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These expenses were primarily reflected in compensation expense during the 2005 period.

Financial Services (Continued)
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at September 30, 2006 were $6.6 billion compared to $6.5 billion at December 31, 2005. The changes in components of total assets from December 31, 2005 to September 30, 2006 are summarized below:
•	Decline in cash and due from deposit institutions from lower cash letter balances associated with an increased frequency of inter-day clearings from check image processing;

•	Increase in securities owned associated with Ryan Beck’s trading activities;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the relatively flat yield curve during the period;

•	Higher investment securities balances due to purchases of tax certificates at annual auctions;

•	Increased investment in FHLB stock related to additional FHLB advance borrowings;

•	Slight increase in loans receivable balances associated with recent residential loan purchases and growth in home equity, small business and corporate loan portfolios partially offset by lower commercial real estate loan balances;

•	Lower commercial real estate loan balances primarily resulting from a decision to cease condominium lending, and $112 million of participations sold being treated as loan sales during 2006 instead of secured borrowings at December 31, 2005 as a result of amendments of the applicable participation agreements;

•	Increase in residential loans held for sale associated with a program to originate loans with a commitment to sell the loans to a correspondent;

•	Increase in accrued interest receivable resulting from higher rates on earning assets during the period;

•	Increase in real estate held for development resulting from an increase in real estate inventory at a real estate joint venture;

•	Increase in investment in unconsolidated subsidiaries associated with $5.5 million of investments in two rental real estate joint ventures partially offset by a distribution from another investment in a rental real estate joint venture originated during 2005;

•	Increase in due from clearing agent associated with Ryan Beck trading activities; and

•	Increase in office properties and equipment associated with BankAtlantic’s branch expansion initiatives.
     The Company’s total liabilities at September 30, 2006 and December 31, 2005 were $6.0 billion. The changes in components of total liabilities from December 31, 2005 to September 30, 2006 are summarized below:
•	Lower deposit account balances resulting from a significant decline in money market account balances associated with higher short term interest rates partially offset by growth in low-cost deposits and certificates of deposit;

•	Increase in FHLB advances to fund asset growth, deposit run-off and repayments of short-term borrowings;

•	Decrease in secured borrowings (associated with loan participations sold without recourse that are accounted for as secured borrowings) due to loan repayments and a management decision to amend participation agreements to qualify as loan sales instead of secured borrowing arrangements;

•	Decline in notes payable resulting from the repayment of construction loans to an unrelated financial institution at a real estate joint venture that is consolidated in the Company’s financial statements;

•	Increase in due to clearing agent and securities sold but not yet purchased associated with Ryan Beck’s trading activities; and

•	Declines in other liabilities associated with a reduction in Ryan Beck’s accrued employee compensation and benefits reflecting the payout of 2005 annual bonuses during the first quarter of 2006 as well as the reduction in a $10 million reserve for the anti-money laundering and bank secrecy act regulatory compliance matters based on payment of that amount.
     Stockholders’ equity at September 30, 2006 was $524.5 million compared to $516.3 million at December 31, 2005. The increase was primarily attributable to: earnings of $17.2 million, a $9.5 million increase in additional paid in capital related to the issuance of common stock and associated tax benefits upon the exercise of stock options, a $3.7 million increase in additional paid-in-capital associated with the expensing of share-based

Financial Services (Continued)
compensation and a $104,000 change in accumulated other comprehensive loss, net of income tax benefits. The above increases in stockholders’ equity were partially offset by a $7.8 million reduction in additional paid in capital for the purchase and retirement of Class A common stock, $7.2 million of common stock dividends and a $7.3 million reduction in additional paid in capital from the acceptance of Class A common stock as consideration for the exercise price associated with the exercise of Class A stock options and the related payment of withholding taxes.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends, pay debt service, repay borrowings, purchase equity securities, invest in rental real estate joint ventures and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $21.2 million. The Company’s estimated current annual dividends to common shareholders are approximately $10.0 million. During the nine months ended September 30, 2006, the Company received $15.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock. Share repurchases will be based on market conditions and our liquidity requirements. No termination date was set for the buyback program. The shares will be purchased on the open market, although the Company may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the nine months ended September 30, 2006, the Company repurchased and retired 559,700 shares of Class A common stock at an aggregate purchase price of $7.8 million.
     The Company has previously disclosed that it would like to monetize a portion of the Company’s investment in Ryan Beck. To that end, Ryan Beck Holdings, Inc. filed a registration statement with the Securities and Exchange Commission in April 2006 for an initial public offering of shares of its Class A Common Stock. The Company has postponed the Ryan Beck initial public offering indefinitely due to both current equity market conditions and Ryan Beck’s recent financial performance. The Company will continue to seek to monetize a portion of its investment in Ryan Beck.
     Ryan Beck did not pay any dividends to the Company during 2005, and based on Ryan Beck’s financial performance it is not expected that Ryan Beck will make dividend payments to the Company in the foreseeable future.
     The Company has invested $84.1 million in equity securities through a third party money manager. The equity securities had a fair value of $89.4 million as of September 30, 2006. It is anticipated that these funds will be invested in this manner until such time as the funds may be needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s branch expansion and renovation strategy, retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
     The Company has established revolving credit facilities aggregating $30 million with two independent

Financial Services (Continued)
financial institutions. The credit facilities contain customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These facilities are secured by the common stock of BankAtlantic. Effective September 30, 2006, the debt service coverage covenant was modified and the Company was in compliance with all covenants contained in the facilities. The Company had no outstanding borrowings under these credit facilities at September 30, 2006.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, operating expenses and dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.7 billion as of September 30, 2006. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $711.0 million at September 30, 2006. BankAtlantic has established lines of credit for up to $527.9 million with other banks to purchase federal funds of which $45.6 million was outstanding as of September 30, 2006. BankAtlantic has also established a $5.7 million advance commitment with the Federal Reserve Bank of Atlanta. During the 2005 third quarter, BankAtlantic became a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at September 30, 2006, $5.8 million of short term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At September 30, 2006, BankAtlantic had $10.0 million of outstanding brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at September 30, 2006 were $271 million and $48 million, respectively, compared to $404.6 million and $8.8 million, respectively, at September 30, 2005. Additionally, BankAtlantic had no commitments to purchase mortgage-backed securities.
     At September 30, 2006, BankAtlantic had investments and mortgage-backed securities of approximately $129.7 million pledged against securities sold under agreements to repurchase, $26.4 million pledged against public deposits, $50.1 million pledged against the Federal Reserve Treasury Investment Program, and $6.9 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo branch expansion strategy under which it opened 11 branches during the past 21 months. At September 30, 2006, BankAtlantic had $8.4 million of commitments to purchase land for branch expansion. BankAtlantic has entered into various operating leases and has purchased various parcels of land for future branch construction throughout Florida. BankAtlantic plans to open 3 additional branches during the fourth quarter of 2006 at an estimated cost of $6.3 million. BankAtlantic has announced that it intends to open up to 26 branches during 2007. The estimated capital expenditures required in connection with the 2007 branch expansion are expected to be approximately $87.0 million. BankAtlantic anticipates funding this branch expansion through capital contributions from BankAtlantic Bancorp and earnings.
     At September 30, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements.

Financial Services (Continued)
     At the indicated date, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At September 30, 2006:
Total risk-based capital	$526,738	12.02%	8.00%	10.00%
Tier 1 risk-based capital	$458,741	10.47%	4.00%	6.00%
Tangible capital	$458,741	7.54%	1.50%	1.50%
Core capital	$458,741	7.54%	4.00%	5.00%

At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%
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
Ryan Beck & Co., Inc. Liquidity and Capital Resources
     Ryan Beck’s primary sources of funds during the nine months ended September 30, 2006 were clearing broker borrowings, proceeds from the sale of securities owned, proceeds from securities sold but not yet purchased, loan repayments and fees from customers. These funds were primarily utilized to pay operating expenses and fund capital expenditures. As part of the acquisition of certain assets of Gruntal & Co. in 2002, Ryan Beck acquired all of the membership interests in The GMS Group, LLC (“GMS”). During 2003, Ryan Beck sold GMS for $22.6 million, receiving cash proceeds of $9.0 million and a $13.6 million promissory note. The promissory note was repaid in full in June 2006.
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

Financial Services (Continued)
Ryan Beck’s regulatory net capital was $20.0 million, which was $19.0 million in excess of its required net capital of $1.0 million at September 30, 2006.
     Ryan Beck operates under the provisions of paragraph (k)(2)(ii) of Rule 15c3-3 of the Securities and Exchange Commission as a fully disclosed introducing broker and, accordingly, customer accounts are carried on the books of the clearing brokers. However, Ryan Beck safe keeps and redeems municipal bond coupons for the benefit of its customers. Accordingly, Ryan Beck is subject to the provisions of SEC Rule 15c3-3 relating to possession or control and customer reserve requirements and was in compliance with such provisions at September 30, 2006.
Consolidated Off Balance Sheet Arrangements — Contractual Obligations

(in thousands)	Payments Due by Period (1)(2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$874,956	$778,922	$83,803	$12,165	$66
Long-term debt	293,458	—	—	—	293,458
Advances from FHLB	1,687,062	1,640,062	15,000	32,000	—
Operating lease obligations	128,488	19,413	33,974	21,197	53,904
Pension obligation	12,114	913	2,157	2,760	6,284
Other obligations	43,025	20,525	5,400	5,900	11,200
Securities sold but not yet purchased	68,820	68,820	—	—	—

Total contractual cash obligations	$3,107,923	$2,528,655	$140,334	$74,022	$364,912

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities”

Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development segment consists of Levitt, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and nine months ended September 30, 2006 and 2005. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single and multi-family home and townhome communities and condominiums for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons includes the operations of Bowden Building Corporation, a developer of single family homes based in Tennessee, which was acquired in April 2004. Core Communities develops master-planned communities and is currently developing Tradition Florida, which is located in Port St. Lucie, Florida, and Tradition South Carolina, which is located in Hardeeville, South Carolina. Tradition Florida is planned to ultimately include more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses 5,400 acres with 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, you should refer to the other risks and uncertainties discussed throughout this Form 10-Q for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this Form 10-Q. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins;; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates; cancellations of existing sales and the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives; the Company’s ability to timely close land sales and to deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of our cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the actual costs of disposition of certain assets in the Tennessee operations may exceed current estimates; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.

Homebuilding & Real Estate Development (Continued)
Executive Overview
     We evaluate our performance and prospects using a variety of financial and non-financial measures. The key financial measures utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. We also continue to evaluate and monitor the selling, general and administrative expenses as a percentage of revenue. Non-financial measures used to evaluate historical performance include the number and value of new orders executed, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above measures is discussed in the following sections as it relates to our operating results, financial position and liquidity. The list of measures above is not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the measures listed above.
     Our operations are concentrated in the real estate industry, which is cyclical by nature. In addition, the majority of our assets are located in the State of Florida. Our homebuilding operations sell residential housing, while our land development business sells land to residential builders as well as commercial developers. The homebuilding industry is going through a dramatic slowdown after years of strong growth. Excess supply, particularly in previously strong markets like Florida, in part driven by speculative activity by investors, has led to downward pressure on pricing for residential homes and land. Accordingly, we have increased our focus on alternative strategies under various economic scenarios with a view to maintaining sufficient liquidity to withstand a prolonged downturn. Capital for land development and community amenities is being closely monitored and we are attempting to pace expenditures in line with current absorption rates. Additionally, new land acquisitions have been substantially curtailed. Ongoing efforts to reduce costs and improve operating efficiency are in place and disposition strategies for inventories are under evaluation to accelerate cash flow.
Homebuilding Overview
     The trends in the homebuilding industry continue to be unfavorable. Demand has slowed as evidenced by fewer new orders and lower conversion rates in the markets in which we operate. In addition, we have experienced an increase in the number of buyers who have forfeited deposits on homes under contract. These conditions have been particularly difficult in Florida, and we believe are the result of weak homebuyer sentiment, the reluctance of buyers to commit to a new home purchase because of uncertainty in their ability to sell their existing homes, and an increase in both existing and new homes available for sale across the industry. As a result of these conditions, higher selling expenses are being incurred for advertising, outside brokers and other incentives in an effort to remain competitive and attract buyers. Selling, general and administrative costs also increased during the year due to increased headcount throughout 2006 associated with expansion into new communities and regions, and continued expenditures necessary to increase traffic to our sales centers and improve conversion rates. These increases have been slightly offset by the reduction of overhead costs associated with communities in the later stages of the home production cycle and the Tennessee operations. During the three months ended September 30, 2006, management evaluated the later stage communities as well as the Tennessee operations and reduced staffing levels. In connection with these reductions, the Company incurred charges related to severance and other benefit costs during the three months ended September 30, 2006. Costs are currently being reviewed with a view to aligning overhead spending with new orders and home closings and we are continuing to review our spending to balance costs with backlog, sales and deliveries, and overall strategic objectives.
     We continue to review our inventory of real estate for potential impairment and evaluate our inventory strategy. In the nine months ended September 30, 2006, the Company recorded an impairment charge of $4.7

Homebuilding & Real Estate Development (Continued)
million. While no impairment charges were recorded in the three months ended September 30, 2006, additional impairment charges may be required in the future based on changes in estimates or actual selling prices of assets held by the Company.
     While various land acquisitions continue to be considered as potential inventory for future years, we have significantly slowed the pace of land acquisitions. All contracts for acquisition are being re-evaluated to determine if completion of each transaction under contract is prudent in light of current market conditions. In the third quarter of 2006, $577,000 of land acquisitions were consummated, compared with $9.9 million in acquisitions in the third quarter of the prior year. Spending on land acquisitions was $64.8 million in the nine months ended September 30, 2006 compared with $77.4 million expended during the same period in 2005. We continue to develop land we have acquired in Florida, Georgia, and South Carolina as we diversify and expand our operations. We continue to improve our technology infrastructure in an effort to more efficiently manage the costs associated with construction and develop the properties under construction.
     The value of our backlog has decreased since December 31, 2005, reflecting a decreased number of units slightly offset by higher average selling prices. The decrease in number of units is due to the number of closings of homes exceeding the level of sales activity in the nine months ended September 30, 2006 as well as the cancellation of contracts by buyers. Sales prices in the current market in Florida are subject to downward pressure associated with a highly competitive market and the need to offer buyer incentives and other programs to increase sales. Although the softening market has enabled the Company to achieve cost reductions from its suppliers, these savings will not be sufficient to offset the reduction in prices, resulting in lower margins in the future. We continue to focus on quality control and customer satisfaction through the use of initiatives aimed at improving our customer experience, referral rate and competitive position.
Land Development Overview
     Land Division revenues have historically been generated primarily from two master-planned communities located in St. Lucie County, Florida – St. Lucie West and Tradition, Florida. St. Lucie West finalized closings during the nine months ended September 30, 2006.The master-planned community, Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,680 acres had been sold and 69 acres were subject to firm sales contracts with various purchasers as of September 30, 2006. Traffic at the information center at Tradition, Florida has slowed in connection with the overall slowdown in the Florida homebuilding market as well as the current availability of residential real estate inventory approved for development. While the slowdown in residential interest is evident, interest in commercial property remains strong. Our newest master-planned community, Tradition, South Carolina, which we acquired in 2005, consists of approximately 5,390 total acres, including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Development commenced in the first quarter of 2006 and our first sale in South Carolina is expected to occur in the fourth quarter of 2006. The saleable acreage information presented above represents the Company’s best current estimates and is subject to final zoning, permitting and other governmental regulations/approvals.
     The Land Division is actively developing and marketing the master-planned communities. In addition to sales of parcels to homebuilders, the Land Division continues to expand its commercial operations through sales to developers and internally developing certain projects for leasing. In addition to sales to third party homebuilders and commercial developers, the Land Division periodically sells residential land to the Homebuilding Division.

Homebuilding & Real Estate Development (Continued)
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the valuation of (i) real estate, including the estimation of costs required to complete development of a property; (ii) investments in real estate joint ventures and unconsolidated subsidiaries (including Bluegreen); (iii) the fair market value of assets and liabilities in the application of the purchase method of accounting; (iv) assumptions used in the analysis of evaluating the need for impairment reserves; and (v) assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes, (g) impairment of long-lived assets and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The Company currently uses the Black-Scholes option-pricing model to determine the fair value of stock options. The fair value of option awards on the date of grant using the Black-Scholes option-pricing model is determined by the stock price and assumptions regarding expected stock price volatility over the expected term of the awards, risk-free interest rate, expected forfeiture rate and expected dividends. If factors change and the Company uses different assumptions for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the amounts recorded in future periods may differ significantly from the amounts recorded in the current period and could affect net income and earnings per share.

Homebuilding & Real Estate Development (Continued)
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2006	2005	Change	2006	2005	Change
Revenues
Sales of real estate	$130,939	128,520	2,419	387,140	434,480	(47,340)
Title and mortgage operations	936	962	(26)	2,962	2,857	105

Total revenues	131,875	129,482	2,393	390,102	437,337	(47,235)

Costs and expenses
Cost of sales of real estate	104,520	98,455	6,065	307,485	313,591	(6,106)
Selling, general and administrative expenses	32,736	20,070	12,666	89,957	62,675	27,282
Other expenses	615	1,448	(833)	7,906	3,390	4,516

Total costs and expenses	137,871	119,973	17,898	405,348	379,656	25,692

Earnings from Bluegreen Corporation	6,923	5,951	972	9,026	12,818	(3,792)
Loss from real estate joint ventures	(128)	(207)	79	(205)	(75)	(130)
Interest and other income	3,569	1,924	1,645	8,598	4,699	3,899

Income before income taxes	4,368	17,177	(12,809)	2,173	75,123	(72,950)
Provision for income taxes	1,395	6,469	(5,074)	598	28,545	(27,947)

Net income	$2,973	10,708	(7,735)	1,575	46,578	(45,003)

For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Consolidated net income decreased $7.7 million, or 72.2%, for the three months ended September 30, 2006 as compared to the same period in 2005. The decrease in net income was the result of higher selling, general and administrative expenses in all of the Divisions, and decreases in margins. These decreases were partially offset by increased interest and other income associated with the Land Division’s commercial operations, increased earnings associated with Bluegreen Corporation’s results during the three months ended September 30, 2006 as compared to the same period in 2005, and a decrease in other expenses.
     Our revenues from sales of real estate slightly increased to $130.9 million for the three months ended September 30, 2006 from $128.5 million for the same period in 2005. In the three months ended September 30, 2005, the Land Division sold 109 acres to third parties, recording revenues of $17.9 million, while during the same period in 2006, the Land Division sold 29 acres, recording revenues of $8.3 million. Revenues from home sales increased to $122.6 million during the three months ended September 30, 2006, compared to $110.7 million for the same period in 2005. During the three months ended September 30, 2006, 403 homes were delivered as compared to 439 homes delivered during the same period in 2005. Despite the decrease in deliveries, revenues increased as a result of an increase in average selling price of deliveries, which increased from $252,000 for the three months ended September 30, 2005 to $304,000 for the same period in 2006. The increase in the average price of our homes delivered was due to price increases initiated throughout 2005 due to strong demand, particularly in Florida.
     Cost of sales increased 6.2% to $104.5 million during the three months ended September 30, 2006, as compared to the same period in 2005. The increase in cost of sales was attributable to increased construction costs associated with home sales. This increase in cost of sales for the Homebuilding Division was partially offset by a decrease in cost of sales recorded by the Land Division due to lower sales. Homebuilding margins decreased 2% to 19.2% for the three months ended September 30, 2006 due to a higher percentage of total deliveries coming from lower margin communities.

Homebuilding & Real Estate Development (Continued)
     Selling, general and administrative expenses increased $12.7 million to $32.7 million during the three months ended September 30, 2006 compared to $20.1 million during the same period in 2005 primarily as a result of higher employee compensation and benefits, increased recruiting costs, advertising costs, professional services expenses, and costs related to severance and employment benefits. Employee compensation and benefit costs increased by approximately $3.3 million, from $9.8 million during the three months ended September 30, 2005 to $13.1 million for the same period in 2006. This increase relates to an increase in the number of our full time employees to 688 at September 30, 2006 from 626 at September 30, 2005, primarily related to the continued expansion of Homebuilding activities and support functions. Approximately $1.0 million of the increase in compensation expense was associated with non-cash stock based compensation for which no expense was recorded in the same period in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance costs and retention payments relating to our Tennessee operations. We also experienced an increase in advertising expense in the three months ended September 30, 2006 compared to the same period in 2005 due to increased advertising for new communities opened during the year and the increased advertising associated with attracting buyers during the slowdown being experienced in the homebuilding market. We also had an increase in professional services due to non-capitalizable consulting services performed in the three months ended September 30, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Our segments are all on one system platform beginning in October 2006. The system implementation costs consisted of training and other validation procedures that were performed in the three months ended September 30, 2006. These costs did not exist in the three months ended September 30, 2005. Lastly, we experienced increased legal expenses associated with pending litigation which arose in the ordinary course of business. As a percentage of total revenues, selling, general and administrative expenses increased to 24.8% during the three months ended September 30, 2006, from 15.5% during the same 2005 period due to the increases in overhead spending without a corresponding increase in revenue. As noted in the overview section, management continues to evaluate overhead spending in an effort to balance costs with backlog, sales and deliveries.
     Interest incurred and capitalized totaled $11.5 million in the three months ended September 30, 2006 and $4.9 million for the same period in 2005. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable rate debt and on new borrowings. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2006 and 2005 included previously capitalized interest of approximately $4.0 million and $2.1 million, respectively.
     Other expenses decreased to $615,000 during the three months ended September 30, 2006 from $1.4 million for the same period in 2005. This decrease was due to a charge in 2005 for an $830,000 additional reserve recorded to account for our share of costs associated with a litigation settlement.
     Bluegreen reported net income for the three months ended September 30, 2006 of $21.9 million, as compared to net income of $18.3 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.9 million for the three months ended September 30, 2006 period compared to our interest in Bluegreen’s earnings of $6.0 million for the same period in 2005.
     Interest and other income increased from $1.9 million during the three months ended September 30, 2005 to $3.6 million during the same period in 2006. This change was primarily related to an increase in lease and irrigation income from our Land Division, higher interest income generated by our various interest bearing deposits and higher forfeited deposits on cancelled contracts in our Homebuilding Division.
     Provision for income taxes had an effective rate of 31.9% in the three months ended September 30, 2006 compared to 37.7% in the three months ended September 30, 2005. The decrease in the effective tax rate is due to an adjustment of an over accrual of income tax expense, corrected in the current period, in the amount of approximately $262,000 which is immaterial to the current and prior period financial statements to which it relates.

Homebuilding & Real Estate Development (Continued)
For the Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Consolidated net income decreased $45.0 million, or 96.6%, for the nine months ended September 30, 2006 as compared to the same period in 2005. The decrease in net income was the result of decreased sales of real estate and margins on sales of real estate by our Land Division and Other Operations, and higher selling, general and administrative expenses associated with all Divisions. In addition, other expenses increased as a result of the impairment charges in the Homebuilding Division. Further, Bluegreen Corporation experienced a decline in earnings in the nine months ended September 30, 2006 compared to the same period in 2005. These decreases were partially offset by an increase in interest and other income associated with the Land Division’s commercial operations, and Homebuilding sales of real estate.
     Revenues from sales of real estate decreased 10.9% to $387.1 million for the nine months ended September 30, 2006 from $434.5 million for the same period in 2005. This decrease was primarily attributable to the decrease in the sales of real estate for the Land Division and Other Operations for the nine months ended September 30, 2006. In the nine months ended September 30, 2005, the Land Division recorded land sales of $84.6 million while during the same period in 2006, the Land Division recorded land sales of $29.7 million. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the nine months ended September 30, 2005 compared to 134 acres sold by the Land Division for the same period in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial did not deliver any units during the nine months ended September 30, 2006. Partially offsetting this decrease, revenues from home sales increased to $357.5 million during the nine months ended September 30, 2006 compared to $335.8 million for the same period in 2005. During the nine months ended September 30, 2006, 1,234 homes were delivered as compared to 1,388 homes delivered during the same period in 2005, however the average selling price of deliveries increased to $290,000 for the nine months ended September 30, 2006 from $242,000 for the same period in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 due to strong demand, particularly in Florida.
     Cost of sales decreased 2.0% to $307.5 million during the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease in cost of sales was due to fewer land sales recorded by the Land Division and Other Operations. Cost of sales as a percentage of related revenue was approximately 79.4% for the nine months ended September 30, 2006, as compared to approximately 72.2% for the same period in 2005, due mainly to distribution of cost of sales between the Homebuilding and Land Divisions. In the nine months ended September 30, 2006, the Land Division and Other Operations, which typically generate larger margin percentages, comprised 6.0% of total Cost of Sales, compared to 16.0% for the same period in 2005. In the nine months ended September 30, 2006, the Land Division delivered 134 acres consisting of commercial land, residential land, and finished lots, at a margin of 41.0%, while delivering 1,413 acres of residential land at a margin of 55.0% during the same period in 2005.
     Selling, general and administrative expenses increased $27.3 million to $90.0 million during the nine months ended September 30, 2006 compared to $62.7 million during the same period in 2005 primarily as a result of higher employee compensation and benefits, recruiting costs, advertising costs, professional services expenses, and charges related to severance and employment benefits. Employee compensation costs increased by approximately $7.6 million, from $30.8 million during the nine months ended September 30, 2005 to $38.4 million for the same period in 2006. This increase related to the number of full time employees increasing from 626 at September 30, 2005 to 688 at September 30, 2006 primarily as a result of the continued expansion of the Homebuilding activities and support functions. Further, approximately $2.3 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance and retention payments relating to our Tennessee operations. We experienced an increase in advertising and outside broker expense in the nine months ended September 30, 2006 compared to the same period in 2005 due to increased advertising and outside broker costs for new communities opened during 2006 and increased advertising and outside broker costs associated with attracting buyers during the recent slowdown experienced in the homebuilding market. Lastly, we experienced an increase in professional services due to non-capitalizable consulting services performed in

Homebuilding & Real Estate Development (Continued)
the nine months ended September 30, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Our segments are all on one system platform beginning in October 2006. The system implementation costs consisted of training and other validation procedures that were performed in the nine months ended September 30, 2006. These costs did not exist in the nine months ended September 30, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 23.1% during the nine months ended September 30, 2006, from 14.3% during the same period in 2005, due to the increases in overhead spending noted above, coupled with the decline in total revenues generated in our Land Division. As noted in the overview section, management continues to evaluate overhead spending in an effort to balance costs with backlog, sales and deliveries.
     Interest incurred and capitalized totaled $29.1 million for the nine months ended September 30, 2006 period and $12.6 million for the same period in 2005. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our variable-rate debt and new borrowings. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the nine months ended September 30, 2006 and 2005 included previously capitalized interest of approximately $9.7 million and $7.4 million, respectively.
     Other expenses increased to $7.9 million during the nine months ended September 30, 2006 from $3.4 million in the same period in 2005. The increase was primarily attributable to impairment charges in the nine months ended September 30, 2006 of approximately $6.0 million which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory in our Homebuilding Division associated with our Tennessee operations. Projections of future cash flows related to the remaining Tennessee assets were discounted and used to determine the estimated impairment charges. Management continues to evaluate various strategies for our assets in Tennessee. As a result, additional impairment charges may be necessary in the future based on changes in estimates or actual selling prices of these assets. The increase in other expenses was partially offset by a decrease of $677,000 in debt prepayment penalties, and a $830,000 additional litigation reserve incurred during the nine months ended September 30, 2005.
     Bluegreen reported net income for the nine months ended September 30, 2006 of $28.0 million, as compared to net income of $39.6 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.0 million for the 2006 period compared to $12.8 million for the same period in 2005.
     Interest and other income increased from $4.7 million during the nine months ending September 30, 2005 to $8.6 million during the same period in 2006. This change was primarily related to a $1.3 million gain on sale of fixed assets from our Land Division, an increase in lease and irrigation income from our Land Division, higher interest income generated by our various interest bearing deposits, and higher forfeited deposits realized by our Homebuilding Division.
     Provision for income taxes had an effective rate of 27.5% in the nine months ended September 30, 2006 compared to 38.0% in the nine months ended September 30, 2005. The decrease in the effective tax rate is due to an adjustment of an over accrual of income tax expense in the amount of approximately $262,000, corrected in the current period, which is immaterial to the current and prior period financial statements to which it relates.

Homebuilding & Real Estate Development (Continued)
HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands, except unit information)	2006	2005	Change	2006	2005	Change
Revenues
Sales of real estate	$122,637	110,674	11,963	357,486	335,756	21,730
Title and mortgage operations	936	962	(26)	2,962	2,857	105

Total revenues	123,573	111,636	11,937	360,448	338,613	21,835

Costs and expenses
Cost of sales of real estate	99,069	87,266	11,803	288,185	265,118	23,067
Selling, general and administrative expenses	21,335	13,755	7,580	59,475	42,095	17,380
Other expenses	615	1,448	(833)	7,906	2,713	5,193

Total costs and expenses	121,019	102,469	18,550	355,566	309,926	45,640

(Loss) earnings from real estate joint ventures	(154)	—	(154)	(154)	104	(258)
Interest and other income	939	137	802	1,364	550	814

Income before income taxes	3,339	9,304	(5,965)	6,092	29,341	(23,249)
Provision for income taxes	1,243	3,502	(2,259)	2,912	11,056	(8,144)

Net income	$2,096	5,802	(3,706)	3,180	18,285	(15,105)

Homes delivered (units)	403	439	(36)	1,234	1,388	(154)
Construction starts (units)	483	545	(62)	1,405	1,370	35
Average selling price of homes delivered	$304	252	52	290	242	48
Margin percentage on homes delivered	19.2%	21.2%	-2.0%	19.4%	21.0%	-1.6%
Net new sales contracts (units)	196	243	(47)	1,034	1,277	(243)
Net new sales contracts (value)	$68,059	82,725	(14,666)	354,750	381,880	(27,130)
Backlog of homes (units)	1,592	1,703	(111)	1,592	1,703	(111)
Backlog of homes (value)	$554,589	494,836	59,753	554,589	494,836	59,753
For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Revenues from home sales were up 10.8% to $122.6 million during the three months ended September 30, 2006, compared to $110.7 million for the same period in 2005. During the three months ended September 30, 2006, 403 homes were delivered as compared to 439 homes delivered during the three months ended September 30, 2005. However, we experienced an increase in revenues due to an increase in the average price of our homes delivered due to price increases initiated throughout 2005 due to strong demand, particularly in Florida. As discussed earlier, there has been a general slowdown in the Florida market and management believes that not only are price increases not currently possible, but additional sales incentives may be required in order to attract buyers.
     The value of net new orders decreased to $68.1 million for the three months ended September 30, 2006, from $82.7 million for the same period in 2005. During the three months ended September 30, 2006, net new unit orders decreased to 196 units from 243 units during the same period in 2005. The decrease in net new unit orders was the result of decreasing demand in markets as traffic trended downward and conversion rates decreased, and we experienced an increase in cancellation rates. In the three months ended September 30, 2006, we had 308 gross sales and 112 cancellations in contrast with the same period in the prior year when there were 309 gross sales and 66 cancellations. The decrease in net new orders was offset by the average sales price of new home orders increasing 2.1% to $347,000 for the three months ended September 30, 2006, from $340,000 during the same periods in 2005.

Homebuilding & Real Estate Development (Continued)
Higher selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which historically have yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that were maintained in the first nine months of 2006. Construction starts increased as we continue to open new communities and implement our inventory management and production strategies for orders made in 2005 and the nine months ended September 30, 2006. The average sales price of the homes in backlog at September 30, 2006 increased 19.6% to $348,000, from $291,000 at September 30, 2005.
     Cost of sales increased 13.5% to $99.1 million during the three months ended September 30, 2006, compared to the same period in 2005. The increase in cost of sales was primarily due to the increased revenue from home sales and higher construction costs resulting from rising costs of labor and building materials. The sales prices of homes in our backlog cannot be increased and the margins on the delivery of homes in backlog may be adversely affected by this trend.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined from 21.2% in the three months ended September 30, 2005, to 19.2% during the three months ended September 30, 2006. The decline was attributable to higher construction costs related to costs of labor and building materials, as well as the mix of homes being delivered from lower margin communities.
     Selling, general and administrative expenses increased 55.1% to $21.3 million during the three months ended September 30, 2006, as compared to $13.8 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside broker fees, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation and benefit costs increased by approximately $1.4 million, from $6.9 million during the three months ended September 30, 2005 to $8.3 million for the same period in 2006. The increase relates to an increase in the number of full time employees increasing to 562 at September 30, 2006, from 545 at September 30, 2005 and was mainly related to the continued expansion of the Homebuilding activities and support functions. However, management evaluated communities in the later stages of the home production cycle and the Tennessee operations, and reduced staffing levels during the three months ended September 30, 2006. In connection with these reductions, the Homebuilding Division incurred charges of approximately $900,000 related to employee related costs, including severance and retention payments. We also experienced an increase in selling expenses in the three months ended September 30, 2006 compared to the same period in 2005 due to increased advertising and the use of outside brokers for new communities opened during 2006 and the increased advertising and outside broker costs needed to entice buyers during the slowdown that the homebuilding market is currently experiencing. As a percentage of total revenues, selling, general and administrative expense was approximately 17.3% for the three months ended September 30, 2006 compared to 12.3% for the same 2005 period. Higher selling costs accounted for 52% of the total increase. As we continue our expansion into the North Florida, Georgia, and South Carolina markets, we expect to continue to incur administrative start-up costs as well as certain marketing and advertising related costs in advance of revenue recognition, which will continue to adversely affect our operating results.
     Other expenses decreased to $615,000 during the three months ended September 30, 2006 from $1.4 million for the same period in 2005. This decrease was primarily associated with a $830,000 reserve recorded in the three months ended September 30, 2005 related to a litigation settlement.
     Interest incurred and capitalized totaled $7.7 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a higher average debt balance for the three months ended September 30, 2006. Most of our variable-rate borrowings are indexed to either LIBOR or the Prime Rate, both of which increased from September 30, 2005 to September 30, 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2006 and 2005 included previously capitalized interest of approximately $3.1 million and $1.4 million, respectively.

Homebuilding & Real Estate Development (Continued)
Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Revenues from home sales increased 6.5% to $357.5 million during the nine months ended September 30, 2006, from $335.8 million during the same period in 2005. The increase is a result of an increase in average sale prices on home deliveries, which increased to $290,000 for the nine months ended September 30, 2006, compared to $242,000 during the same period in 2005. While prices increased significantly, the effect on revenue was offset by a decrease in the number of deliveries which declined to 1,234 homes delivered during the nine months ended September 30, 2006 from 1,388 homes during the same period in 2005.
     The value of net new orders decreased to $354.8 million during the nine months ended September 30, 2006, from $381.9 million during the same period in 2005. During the nine months ended September 30, 2006, net new unit orders decreased to 1,034 units, from 1,277 units during the same period in 2005 as a result of reduced traffic and lower conversion rates as well as an increase in order cancellations. The decrease in new orders was offset by the average sales price of new home orders increasing 14.7% during the nine months ended September 30, 2006 to $343,000, from $299,000 during the same period in 2005. Higher selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which historically have yielded lower average sales prices, as well as the price increases that occurred throughout 2005 that were maintained in the first nine months of 2006.
     Cost of sales increased $23.1 million to $288.2 million during the nine months ended September 30, 2006, from $265.1 million during the same period in 2005. The increase in cost of sales was primarily due to the increased revenue from home sales and higher construction costs as discussed earlier.
     Margin percentage declined slightly during the nine months ended September 30, 2006 to 19.4%, from 21.0% during the same period in 2005. The decline for the nine month period was due to higher construction costs as discussed earlier.
     Selling, general and administrative expenses increased 41.3% to $59.5 million during the nine months ended September 30, 2006, as compared to $42.1 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $5.5 million, from $19.7 million during the nine months ended September 30, 2005 to $25.2 million for the same period in 2006 mainly attributable to higher average headcount, which reached 645 employees during 2006 before totaling 562 employees as of September 30, 2006. The increases are a result of the same factors discussed above. As a percentage of total revenues, selling, general and administrative expense was approximately 16.5% for the nine months ended September 30, 2006 compared to 12.4% for the same period in 2005.
     Other expenses increased to $7.9 million during the nine months ended September 30, 2006 from $2.7 million in the same period in 2005. The increase was primarily attributable to impairment charges in the nine months ended September 30, 2006 of approximately $6.0 million, which consisted of $1.3 million in goodwill and $4.7 million related to the write-down of inventory. This increase was partially offset by a decrease in other expense due to a $830,000 reserve recorded in 2005 to account for our share of costs associated with a litigation settlement.
     Interest incurred and capitalized on notes and mortgages payable totaled $19.5 million during the nine months ended September 30, 2006, compared to $7.5 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $219.2 million increase in our borrowings from September 30, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $7.6 million during the nine months ended September 30, 2006 as compared to $4.8 million for the same period in 2005.

Homebuilding & Real Estate Development (Continued)
LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(In thousands, except acres information)	2006	2005	Change	2006	2005	Change
Revenues
Sales of real estate	$8,302	17,914	(9,612)	29,660	84,614	(54,954)

Total revenues	8,302	17,914	(9,612)	29,660	84,614	(54,954)

Costs and expenses
Cost of sales of real estate	4,760	10,783	(6,023)	17,497	38,055	(20,558)
Selling, general and administrative expenses	4,331	2,436	1,895	10,151	8,831	1,320
Other expenses	—	—	—	—	677	(677)

Total costs and expenses	9,091	13,219	(4,128)	27,648	47,563	(19,915)

Interest and other income	1,874	609	1,265	4,973	1,455	3,518

Income before income taxes	1,085	5,304	(4,219)	6,985	38,506	(31,521)
Provision for income taxes	423	2,048	(1,625)	2,628	14,860	(12,232)

Net income	$662	3,256	(2,594)	4,357	23,646	(19,289)

Acres sold	29	109	(80)	134	1,413	(1,279)
Margin percentage	42.7%	39.8%	2.9%	41.0%	55.0%	-14.0%
Unsold saleable acres	7,109	7,520	(411)	7,109	7,520	(411)
Acres subject to sales contracts	69	435	(366)	69	435	(366)
Acres subject to sales contracts (value)	$20,281	43,427	(23,146)	20,281	43,427	(23,146)
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant quarter to quarter volatility. We calculate margin as sales of real estate minus cost of sales of real estate, and have historically realized between 40.0% and 60.0% margin on Land Division sales. Margins fluctuate based upon changing sales prices and costs attributable to the land sold. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to costs of sales involve management judgment and an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change for elements often beyond management’s control. Future margins will continue to vary in response to these and other market factors.
     The value of acres subject to sales contracts decreased from $43.4 million at September 30, 2005 to $20.3 million at September 30, 2006. The backlog consists of executed contracts and provides an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Most sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, contracts in the backlog are subject to cancellation. .
For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Revenues decreased $9.6 million to $8.3 million during the three months ended September 30, 2006, as compared to $17.9 million during the same period in 2005. During the three months ended September 30, 2006, 29 acres were sold compared to 109 acres in the same 2005 period. The 29 acres sold in 2006 involved the sale of raw

Homebuilding & Real Estate Development (Continued)
land to commercial developers as well as homebuilders, compared to 17 acres of raw land out of a total 109 acres sold during the same period in 2005.
     Cost of sales decreased $6.0 million to $4.8 million during the three months ended September 30, 2006, as compared to $10.8 million for the same period in 2005. The decrease in cost of sales was due to the decrease in sales activity. Cost of sales as a percentage of related revenue was approximately 57.3% for the three months ended September 30, 2006. Of the total sales, raw land sales comprised all 29 acres at a margin of 42.7% while developed lots and raw land sales combined for a margin of 39.8% in the same 2005 period.
     Selling, general and administrative expenses increased to $4.3 million during the three months ended September 30, 2006 as compared to $2.4 million for the same period in 2005. The increase primarily was a result of increases in compensation and other administrative expenses attributable to increased headcount in support of our expansion into the South Carolina market and commercial leasing and irrigation activities, increased property taxes in Florida, increased advertising and marketing costs, and increased depreciation associated with those assets being internally developed. These increases were offset in part by lower incentive compensation associated with the decrease in profitability in the three months ended September 30, 2006 as compared to the same period in 2005.
     Interest incurred and capitalized for the three months ended September 30, 2006 and 2005 was approximately $1.7 million and $569,000, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt.
     The increase in interest and other income from $609,000 for the three months ended September 30, 2005 to $1.9 million for the same period in 2006 is primarily related to increased marketing, lease and irrigation income, and higher interest income generated by our various interest bearing deposits.
Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Revenues decreased 65.0% to $29.7 million during the nine months ended September 30, 2006, from $84.6 million during the same period in 2005. During the nine months ended September 30, 2006, we sold 134 acres at an average margin of 41.0% as compared to 1,413 acres sold at an average margin of 55.0% for the same 2005 period. The decrease in revenue was primarily attributable to a large bulk sale of land adjacent to Tradition, consisting of a total of 1,294 acres for $64.7 million, which occurred in the nine months ended September 30, 2005. Acres sold in 2006 have been more evenly distributed to different developers as well as between raw land and lot sales. For the nine months ended September 30, 2006, raw land sales represented 40.3% of the total acres sold while lot sales represented the remaining 59.7%.
     Cost of sales decreased $20.6 million to $17.5 million during the nine months ended September 30, 2006, as compared to $38.1 million for the same period in 2005. The decrease in cost of sales was due to the decrease in sales activity. Cost of sales as a percentage of related revenue was approximately 59.0% for the nine months ended September 30, 2006 compared to 45.0% for the same period in 2005.
     Selling, general and administrative expenses increased 15.0% to $10.2 million during the nine months ended September 30, 2006, from $8.8 million during the same period in 2005. The increase primarily was a result of increases in compensation and other administrative expenses attributable to increased headcount in support of our expansion into the South Carolina market and commercial leasing and irrigation activities, increased property taxes in Florida, increased advertising and marketing costs, and increased depreciation associated with projects being internally developed. These increases were offset in part by lower incentive compensation associated with the decrease in profitability in the nine months ended September 30, 2006 as compared to the same period in 2005. As a percentage of total revenues, our selling, general and administrative expenses increased to 34.2% during the nine months ended September 30, 2006, from 10.4% during the same period in 2005. The large variance is attributable to the large land sale that occurred in the nine months ended September 30, 2005 which created a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of the Land Division’s expenses.

Homebuilding & Real Estate Development (Continued)
     Interest incurred and capitalized during the nine months ended September 30, 2006 and 2005 was $4.5 million and $1.5 million, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. Cost of sales of real estate during the nine months ended September 30, 2006 included previously capitalized interest of $249,000, compared to $668,000 during the same period in 2005.
     The increase in interest and other income from $1.5 million for the nine months ended September 30, 2005 to $5.0 million for the same period in 2006 is related to a $1.3 million gain on sale of fixed assets, increased marketing, lease and irrigation income, and higher interest income generated by our various interest bearing deposits.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
(In thousands)	2006	2005	Change	2006	2005	Change
Revenues
Sales of real estate	$—	—	—	—	14,709	(14,709)

Total revenues	—	—	—	—	14,709	(14,709)

Costs and expenses
Cost of sales of real estate	749	555	194	2,047	12,505	(10,458)
Selling, general and administrative expenses	7,070	3,879	3,191	20,330	11,749	8,581
Other expenses	—	—	—	—	—	—

Total costs and expenses	7,819	4,434	3,385	22,377	24,254	(1,877)

Earnings from Bluegreen Corporation	6,923	5,951	972	9,026	12,818	(3,792)
Earnings (loss) from real estate joint ventures	26	(207)	233	(51)	(179)	128
Interest and other income	777	1,178	(401)	2,318	2,694	(376)

(Loss) income before income taxes	(93)	2,488	(2,581)	(11,084)	5,788	(16,872)
(Benefit) provision for income taxes	(271)	900	(1,171)	(5,006)	2,055	(7,061)

Net income (loss)	$178	1,588	(1,410)	(6,078)	3,733	(9,811)

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31.0% of Bluegreen’s outstanding shares as of September 30, 2006. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in an impairment charge on our investment against our future results of operations.
     The Company also has current sales commitments of approximately $9.1 million associated with the flex warehouse units that Levitt Commercial produces. Revenue associated with these contracts is expected to be realized in the fourth quarter of 2006.
For the Three Months Ended September 30, 2006 Compared to the Same 2005 Period:
     Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized. Interest in Other Operations is capitalized and amortized to cost of sales in accordance with the relief rate used in the

Homebuilding & Real Estate Development (Continued)
Company’s operating segments. This capitalization is for Other Operations debt where interest is allocated to inventory in the other operating segments. Cost of sales increased to $749,000 during the three months ended September 30, 2006, as compared to $555,000 during the three months ended September 30, 2005. The slight increase is attributable to larger debt levels than in the prior period.
     Bluegreen reported net income for the three months ended September 30, 2006 of $21.9 million, as compared to net income of $18.3 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $6.9 million for the three months ended September 30, 2006 compared to $6.0 million for the same period in 2005.
     Selling, general and administrative expenses increased to $7.1 million during the three months ended September 30, 2006 as compared to $3.9 million during the three months ended September 30, 2005. This increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $2.0 million, from $1.9 million during the three months ended September 30, 2005 to $3.9 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at September 30, 2006 from 29 at September 30, 2005. Additionally, approximately $1.0 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. We also had an increase in professional services due to non-capitalizable consulting services performed in the three months ended September 30, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Our segments are all on one system platform beginning in October 2006. The system implementation costs consisted of training and other validation procedures that were performed in the three months ended September 30, 2006. These costs did not exist in the three months ended September 30, 2005. These increases were offset in part by lower incentive compensation associated with the decrease in company profitability.
     Interest incurred and capitalized in Other Operations was approximately $2.2 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.
Nine Months Ended September 30, 2006 Compared to the Same 2005 Period:
     We generated no sales of real estate in the nine months ended September 30, 2006 compared to $14.7 million in the same period in 2005. During the nine months ended September 30, 2005, Levitt Commercial delivered 44 flex warehouse units generating revenues of $14.7 million while no units were delivered during the 2006 period. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. Accordingly, revenues from Levitt Commercial’s development in any one quarter are not representative of following quarters or the full year. Levitt Commercial has two flex warehouse projects with a total of 46 units currently in development that are expected to be completed in the fourth quarter of 2006, at which time we expect to generate additional revenue associated with those projects.
     Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized. Interest in Other Operations is capitalized and amortized to cost of sales in accordance with the relief rate used in the Company’s operating segments. This capitalization is for Other Operations debt where interest is allocated to inventory in the other operating segments. Cost of sales of real estate decreased $10.5 million from $12.5 million in the nine months ended September 30, 2005 to $2.0 million in the nine months ended September 30, 2006. Cost of sales of real estate in Other Operations in the nine months ended September 30, 2005 includes the cost of sales on flex warehouse units delivered.
     Bluegreen reported net income for the nine months ended September 30, 2006 of $28.0 million, as compared to net income of $39.6 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.0 million for the nine months ended September 30, 2006 compared to

Homebuilding & Real Estate Development (Continued)
$12.8 million for the same period in 2005.
     Selling, general and administrative expense increased 73.0% to $20.3 million during the nine months ended September 30, 2006, from $11.7 million during the same period in 2005. The increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $5.3 million from $4.9 million during the nine months ended September 30, 2005 to $10.2 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at September 30, 2006 from 29 at September 30, 2005. Additionally, approximately $2.3 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Lastly, we experienced an increase in professional services due to non-capitalizable consulting services performed in the nine months ended September 30, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Our segments are all on one system platform beginning in October 2006. The system implementation costs consisted of training and other validation procedures that were performed in the nine months ended September 30, 2006. These costs did not exist in the nine months ended September 30, 2005.
     Interest incurred and capitalized on notes and mortgage notes payable totaled $5.1 million during the nine months ended September 30, 2006, compared to $3.5 million during the same period in 2005. The increase in interest incurred was attributable to an increase in mortgage notes payable associated with Levitt Commercial’s development activities, an increase in junior subordinated debentures and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $2.0 million and $1.7 million during the nine months ended September 30, 2006 and 2005, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.

Homebuilding & Real Estate Development (Continued)
FINANCIAL CONDITION
September 30, 2006 compared to December 31, 2005
     Our total assets at September 30, 2006 and December 31, 2005 were $1.1 billion and $896 million, respectively.
     The material changes in the composition of assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $48.3 million, which resulted from cash used in operations and investing activities of $239.9 million, partially offset by an increase in cash provided by financing activities of $191.6 million;

•	a net increase in inventory of real estate of approximately $234.3 million, which includes approximately $64.8 million in land acquisitions by our Homebuilding Division; and

•	an increase of $26.0 million in property and equipment associated with increased investment in commercial properties under construction at Core Communities, support for infrastructure in our master planned communities, and hardware and software acquired for our systems upgrade.
     Total liabilities at September 30, 2006 and December 31, 2005 were $763 million and $546 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $164.5 million, primarily related to project debt associated with 2006 land acquisitions and land development activities;

•	an increase of $2.3 million in customer deposits due to a larger percentage of homes in backlog coming from Florida which historically involves larger deposits.

•	an increase of $30.9 million in junior subordinated debentures;

•	an increase of $34.4 million in accounts payable and accrued liabilities, relating to accruals for certain construction related accruals, and the timing of invoices processed; and

•	a decrease in the current tax liability of approximately $12.6 million relating primarily to the decrease in pre-tax income realized by the Company and the timing of estimated tax payments.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of its ability to generate cash to fund its operating and investment activities. During the nine months ended September 30, 2006, our primary sources of funds were the proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company’s cash declined $48.3 million during the nine months ended September 30, 2006 primarily as a result of its continued investment in inventory. The Company also utilized borrowings to finance the purchase of that inventory. Net cash used in operations totaled $220.3 million, with $248.1 million expended on inventory, including raw land and construction materials. Net cash used in investing totaled $19.6 million, with $20.4 million used for additions to property and equipment. These expenditures were offset by an increase in cash generated from various project related and corporate debt. Total cash provided by financing was $191.6 million, with additional borrowings totaling $343.8 million and repayments representing $148.5 million.
     We rely on third party financing to fund the acquisition and development of land. Notes and mortgage notes payable increased $164.3 million since December 31, 2005 mainly due to financing inventory acquisitions. Refer to footnote 7 which describes the components of this increase.

Homebuilding & Real Estate Development (Continued)
     In addition to the liquidity provided by our existing credit facilities, we expect to continue to fund our short-term liquidity requirements through future cash provided by operations, other financing activities and our cash on hand. We expect to meet our long-term liquidity requirements for items such as acquisitions, debt service and repayment obligations primarily with cash on hand, long-term secured and unsecured indebtedness and equity, as well as potential asset sales. We have substantially curtailed our acquisition of new land, and are carefully reviewing expenditures for land development and community amenities in light of current market conditions. As of September 30, 2006 and December 31, 2005, we had cash and cash equivalents of $65.2 million and $113.6 million, respectively.
     At September 30, 2006, our consolidated debt totaled $603.2 million under total borrowing facilities of up to $916.2 million. Our scheduled principal payment obligations with respect to our debt for the 12 months beginning September 30, 2006 are anticipated to total $60.1 million. However, certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt. These amounts would be in addition to the scheduled payments over the next twelve months. We expect to generate most of the funds to repay these amounts from sales of real estate, financing activities and our cash on hand. Some of our borrowing agreements contain provisions that, among other things, require us to maintain certain financial ratios and minimum net worth. These requirements may limit the amount of debt that we can incur in the future and restrict the payment of dividends to us by our subsidiaries. At September 30, 2006, we were in compliance with all loan agreement financial requirements and covenants.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments as they are due. As of September 30, 2006, development districts in Tradition, Florida had $62.0 million of community development district bonds outstanding and we owned approximately 37.0% of the property in those districts. During the three months ended September 30, 2006, we recorded approximately $333,000 in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     The following table summarizes our contractual obligations as of September 30, 2006 (in thousands):

	Payments due by period
		Less than	2 - 3	4 - 5	More than
Category (2)	Total	1 year	Years	Years	5 years
Long-term debt obligations (1)	$603,222	61,213	349,206	72,340	120,463
Operating lease obligations	8,198	2,209	3,156	1,208	1,625
Purchase obligations	35,771	35,771	—	—	—

Total Obligations	$647,191	99,193	352,362	73,548	122,088

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties

Homebuilding & Real Estate Development (Continued)
for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At September 30, 2006, we had $1.3 million in deposits securing such purchase commitments.
     At September 30, 2006, we had outstanding surety bonds and letters of credit of approximately $126.0 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $100.6 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.”

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
BFC Interest Rate Risk
     At September 30, 2006, BFC had no amounts outstanding under its $14.0 million line of credit. The interest rate on the line of credit is an adjustable rate tied to LIBOR. Should BFC make advances under the line of credit, it would be subjected to interest rate risk to the extent that there were changes in the LIBOR index.

BankAtlantic Bancorp Consolidated Interest Rate Risk
BankAtlantic Interest Rate Risk
     The amount of interest earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of September 30, 2006
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$123,413	161,980	126,583	262,685	674,661
Hybrids ARM less than 5 years	166,324	113,970	43,083	—	323,377
Hybrids ARM more than 5 years	260,290	306,946	285,703	328,327	1,181,266
Commercial loans	1,450,791	102,701	78,391	22,865	1,654,748
Small business loans	173,059	73,267	16,487	9,927	272,740
Consumer	537,779	5,419	12,683	18,059	573,940

Total loans	2,711,656	764,283	562,930	641,863	4,680,732

Investment securities
Tax exempt securities	661	6,279	29,433	360,711	397,084
Taxable investment securities	248,289	84,230	66,026	66,860	465,405
Tax certificates	191,760	—	—	—	191,760

Total investment securities	440,710	90,509	95,459	427,571	1,054,249

Total interest earning assets	3,152,366	854,792	658,389	1,069,434	5,734,981

Total non-earning assets	—	—	—	447,484	447,484

Total assets	$3,152,366	854,792	658,389	1,516,918	6,182,465

Total interest bearing liabilities	$3,408,303	367,769	268,407	1,502,100	5,546,579
Non-interest bearing liabilities	—	—	—	635,886	635,886

Total non-interest bearing liabilities and equity	$3,408,303	367,769	268,407	2,137,986	6,182,465

GAP (repricing difference)	$(255,937)	487,023	389,982	(432,666)
Cumulative GAP	$(255,937)	231,086	621,068	188,402
Repricing Percentage	-4.14%	7.88%	6.31%	-7.00%

Cumulative Percentage	-4.14%	3.74%	10.05%	3.05%

1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.
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
     Presented below is the estimated change in BankAtlantic’s estimated net interest income over a twelve month period based on assumed changes in interest rates calculated utilizing BankAtlantic Bancorp’s model:

As of September 30, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$242,942	-4.93%
+100 bp	$252,012	-1.38%
0	$255,537	0.00%
-100 bp	$257,200	0.65%
-200 bp	$253,410	-0.83%
     BankAtlantic’s tax equivalent net interest margin improved to 4.08% during the nine months ended September 30, 2006 from 3.81% in the comparable 2005 period. The improvement is primarily attributable to utilizing funds from an increase in low cost deposits to pay short term borrowings and limiting residential loan and investment securities growth. This margin improvement is particularly significant in light of the flatness of the current yield curve. While further margin improvement will depend largely on the future pattern of interest rates, we believe that growth in low cost deposits will improve the margin. However, if low cost deposit growth remains at current levels in subsequent periods BankAtlantic’s margin may not improve.

Consolidated Equity Price Risk
     BFC and BankAtlantic Bancorp maintain a portfolio of equity securities that subjects us to equity pricing risks which would arise as the values of equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale equity securities at September 30, 2006 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$116,065	$19,344
10%	$106,393	$9,672
0%	$96,721	$—
-10%	$87,049	$(9,672)
-20%	$77,377	$(19,344)
     Excluded from the above table is $1.5 million of investments in private companies held by BankAtlantic Bancorp and a $5.0 million invested by BankAtlantic Bancorp in a limited partnership for which no current market exists. The limited partnership invests in companies in the financial services industry. Also excluded from the above table is $532,000 of investments held by BFC in private companies and BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.
Ryan Beck Market Risk
     Ryan Beck is a broker/dealer subsidiary of BankAtlantic Bancorp, is exposed to market risk arising from trading and market making activities. Ryan Beck’s market risk is the potential change in value of financial instruments caused by fluctuations in interest rates, equity prices, credit spreads and other market forces. Ryan Beck’s management monitors risk in its trading activities by establishing limits and reviewing daily trading results, inventory aging, pricing, concentration and securities ratings. Ryan Beck uses a variety of tools, including aggregate and statistical methods. Value at Risk (“VaR”) is the principal statistical method used and measures the potential loss in the fair value of a portfolio due to adverse movements in underlying risk factors. Substantially all the trading inventory is subject to measurement using VaR.
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
     The following table sets forth the high, low and average VaR for Ryan Beck for the nine months ended September 30, 2006 (in thousands):

	High	Low	Average

VaR	$416	88	205
Aggregate Long Value	$206,399	83,886	141,048
Aggregate Short Value	$145,920	32,406	72,583

Levitt
   Levitt is also subject to interest rate risk on its long-term debt. At September 30, 2006, Levitt had $497.5 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $105.7 million in borrowings with fixed or initially-fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
   Assuming the variable rate debt balance of $497.5 million outstanding at September 30, 2006 (which does not include initially fixed-rate obligations which will not become floating rate during 2006) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $5.0 million per year.

Item 4. Controls and Procedure
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made changes in our internal controls which we believe remediate the material weakness identified below. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures, management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006.
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
     During the first quarter of 2006, we implemented automated and manual controls for our financial systems to restrict responsibilities and financial reporting system access rights for senior financial personnel. We finished designing, implementing, and testing the operating effectiveness of the changes in these controls in the first quarter of 2006 and determined that all access rights within our financial system were appropriately assigned as of September 30, 2006. We believe that the changes in our internal controls described above have remediated the material weakness.
     In addition, we reviewed our internal control over financial reporting, and there have been no other changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting through September 30, 2006.

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

BFC FINANCIAL CORPORATION

Date: November 9, 2006	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 9, 2006	By:	/s/ Glen R. Gilbert
Glen R. Gilbert, Executive Vice President,
and Chief Financial Officer