Form 10-K
period 2006-12-31
BFC FINANCIAL CORP
filed 2007-03-16
CIK 315858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2006

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
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock $.01 par Value Class B Common Stock $.01 par Value	NYSE Arca OTC BB

(Title of Class)	(Name of Exchange on Which Registered)
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
Large accelerated filer ☐     Accelerated filer☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting common equity held by non-affiliates was $110.4 million computed by reference to the closing price of the Registrant’s Class A Common Stock on June 30, 2006.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of March 6, 2007.
Class A Common Stock of $.01 par value, 28,755,882 shares outstanding.
Class B Common Stock of $.01 par value, 7,090,652 shares outstanding.
Documents Incorporated by Reference
          Portions of the 2006 Annual Report to Stockholders of the Registrant are incorporated in Parts I, II and IV of this report. Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of Shareholders are incorporated as Part III of this report.

PART I
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation (“the Company” or “BFC”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report, including those identified under Item 1A – Risk Factors. These risks are subject to change based on factors which are, in many instances, beyond the Company’s control. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made.
          This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance. Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, homebuilding, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that BFC shareholders’ interests may be diluted in transactions utilizing BFC stock for consideration;

•	that the announced merger with Levitt Corporation (“Levitt”) may not be completed as contemplated, or at all, or that it may not be successful;

•	that the performance of those entities in which investments are made may not be as anticipated;

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made;

•	that BFC may not have sufficient available cash to make desired investments; and

•	that appropriate investment opportunities on reasonable terms and at reasonable prices may not be available.
          With respect to BFC’s subsidiary, BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”), and BankAtlantic, a BankAtlantic Bancorp subsidiary, the risks and uncertainties that may affect BFC include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic loans of changes in the real estate markets in their trade area and where their collateral is located;

•	BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their costs;

•	the success of expenses discipline initiatives;

•	BankAtlantic’s new store expansion program, successfully opening the anticipated number of new stores in 2007 and achieving growth and profitability at the stores;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on activities and the value of assets;

•	the impact of periodic testing of goodwill and other intangible assets for impairment;

•	past performance, actual or estimated new account openings and growth rate may not be indicative of future results; and

•	BankAtlantic Bancorp success at managing the risk involved in the foregoing.
     With respect to Levitt Corporation, the risks and uncertainties that may affect BFC include:
•	the impact of economic, competitive and other factors affecting Levitt and its operations;

•	the market for real estate in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins and the fair value of Levitt’s real estate inventory;

•	the accuracy of the estimated fair value of Levitt’s real estate inventory and the potential for further impairment charges;

•	cancellations of existing sales contracts and the ability to consummate sales contracts included in Levitt’s backlog;

•	the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales;

•	the need to offer additional incentives to buyers to generate sales;

•	the effects of increases in interest rates;

•	Levitt’s ability to realize the expected benefits of its expanded platform, technology investments, growth initiatives and strategic objectives;

•	Levitt’s ability to timely deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency;

•	Levitt’s ability to maintain sufficient liquidity in the event of a prolonged downturn in the housing market; and

•	Levitt’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Levitt Corporation with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not all inclusive.

ITEM 1. BUSINESS
The Company
          We are a holding company that invests in and acquires businesses in diverse industries. Our ownership interests include direct and indirect interests in businesses in a variety of sectors, including consumer and commercial banking, home building and master-planned community development, time-share and vacation ownership, an Asian-themed restaurant chain and various real estate and venture capital investments. Our principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”) and our primary activities currently relate to these investments. We also own a direct investment in the convertible preferred stock of Benihana, one of the oldest Asian-themed restaurant chains in the United States.
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
          BFC itself has no significant operations other than activities relating to the monitoring of existing investments and the identification, analysis and in appropriate cases, acquisition of new investments. BFC has no independent sources of cash-flow from operations except to the extent dividends, management fees and similar cash payments are made to BFC by its subsidiaries and investment holdings. BFC’s fees and dividends from BankAtlantic Bancorp, Levitt and Benihana do not currently cover BFC’s ongoing operating expenses. Therefore, BFC’s stand-alone activities currently generate a loss.
          BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2006 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.83%	7.86%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.64%	54.86%
Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.61%	52.91%
          For both BankAtlantic Bancorp and Levitt, the Class A Common Stock is entitled to one vote per share, which in the aggregate represents 53% of the combined voting power. The Class B Common Stock, all of which is owned by BFC, represents the remaining 47% of the combined vote of the two classes. Because BFC controls more than 50% of the vote of BankAtlantic Bancorp and Levitt, they are consolidated in our financial statements instead of carried on the equity basis. Also, because of BFC’s position as the controlling stockholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
Recent Developments
          On January 30, 2007, BFC entered into a definitive agreement (“Merger Agreement”) with Levitt pursuant to which Levitt will become a wholly-owned subsidiary of BFC. BFC currently owns all of Levitt’s Class B Common Stock and approximately 11% of Levitt’s Class A Common Stock. Under the terms of the merger agreement, which has been approved by the Special Independent Committees and the Boards of Directors of both companies, holders of Levitt’s Class A Common Stock other than BFC will receive 2.27 shares of BFC Class A Common Stock for each share of Levitt Class A Common Stock they hold. Based on BFC’s closing stock price of $6.35 on January 30, 2007, the transaction valued each share of Levitt’s Class A Common Stock at $14.41, which represented an approximate 32% premium over market on that date. The aggregate transaction value on January 30, 2007 was estimated to be approximately $286 million. Levitt’s stock options and restricted stock awards will be converted into BFC options and restricted stock awards with appropriate adjustments. The

Levitt shares held by BFC will be cancelled in the transaction. The transaction is subject to customary closing and termination conditions and the approval of BFC’s and Levitt’s shareholders. The merger is subject to a number of risks and uncertainties, including, without limitation, the risk that the market price of BFC Class A Common Stock as quoted on the NYSE Arca Stock Exchange might increase during the interim period between the date of the merger agreement and the date on which the merger is completed, thereby increasing the value of the consideration to be received by holders of Levitt’s Class A Common Stock in connection with the merger, and the risk that the merger may not be completed as contemplated, or at all. The merger is currently expected to close during 2007. If the merger is completed, all of Levitt’s common stock will be canceled and Levitt’s Class A Common Stock will no longer be listed on the New York Stock Exchange.
          On February 28, 2007, BankAtlantic Bancorp completed the sale of its wholly-owned subsidiary, Ryan Beck Holdings, Inc. and its subsidiaries (“Ryan Beck”) to Stifel Financial Corp. (“Stifel”). The tax-free transaction resulted in BankAtlantic Bancorp and Ryan Beck option holders receiving initial consideration of 2,467,600 shares of Stifel (NYSE:SF) common shares and about $2.65 million in cash. BankAtlantic Bancorp is also to receive five-year warrants to purchase approximately 481,715 Stifel common shares at $36 per share. The receipt of warrants is subject to Stifel shareholder approval and if the Stifel shareholder approval is not obtained BankAtlantic Bancorp will receive approximately $19.3 million in cash. The transaction also calls for earn-out payments of, at most $40 million for the next two years based on defined revenue attributable to specified individuals in Ryan Beck’s then existing private client division for two years following the transaction closing and 25% of investment banking fees over $25 million for each of the next two years, based on defined revenue attributable to specified individuals in Ryan Beck’s then existing investment banking division. Stifel may pay each of the earn-outs in either cash or its own common shares.
Business Segments
          We report our results of operations through three segments: BFC Activities, Financial Services and Homebuilding & Real Estate Development. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to our audited consolidated financial statements of trends, results of operations and further discussion on each segment.
BFC Activities Segment
          BFC Activities segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This segment includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from Cypress Creek Capital, Inc. (“CCC”), interest income from loans receivable, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as describe herein. The Company’s earnings or losses in BankAtlantic Bancorp and Levitt are included in our Financial Services and Homebuilding & Real Estate Development segments, respectively.
          CCC is a wholly-owned real estate investment banking and investment company that provides equity capital, debt placement and a broad array of advisory services for developers that are active in the residential and commercial markets. BFC’s equity investments include its investment in Series B Convertible Preferred Stock of Benihana and securities in the technology sector owned by a partnership that is included in the consolidated financial statements of BFC because BFC serves as general partner of the partnership.
          Benihana
          Benihana is a NASDAQ-listed company with two listed classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). Benihana has operated teppanyaki-style restaurants in the United States for more than 42 years and has exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean.
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock for $25.00 per share. On July 1, 2004, the Company funded the first tranche of Convertible Preferred Stock in the amount of $10.0 million for the purchase of 400,000 shares and on August 4, 2005 the Company purchased the remaining 400,000 shares of Convertible Preferred Stock in the amount of $10.0 million. The shares of Convertible Preferred Stock are convertible into Benihana Common Stock at a conversion price of $19.00 per share, subject to adjustment from time to time upon certain defined events. The shares of the Convertible Preferred Stock have voting rights on “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited period beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $38.00 for sixty consecutive trading days.
          Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock if converted would represent approximately 26% of Benihana voting and 10% of Benihana economic interest. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost. The market value of the Convertible Preferred Stock on an if converted basis at December 31, 2006 would have been approximately $33.3 million.
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
          The number of employees at the indicated dates was:

	December 31, 2006		December 31, 2005
	Full-time	Part-time	Full-time	Part-time
BFC	41	1	20	1
BankAtlantic Bancorp	2,433	386	1,900	390
Levitt	666	32	639	28

Total	3,140	419	2,559	419

          Of the 41 BFC employees at December 31, 2006, 9 are employed by Cypress Creek Capital and 21 are employed in the Company’s administrative and business development offices. On January 1, 2006, 20 employees of BankAtlantic were transferred to BFC to staff BFC’s shared services operations in the areas of investor relations, human resources, risk management and executive office administration. These employees are utilized by the affiliated entities and their costs are allocated to the companies based upon their usage of services.

Financial Services Segment
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1. Business regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” , “our” or “Parent Company” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
“The Company
          We are a Florida-based financial services holding company and own BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing consumer and commercial banking. We report our operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp, the parent company. Detailed operating financial information by segment is included in Note 29 to the Company’s consolidated financial statements.
          In January 2007, we entered into an agreement (“merger agreement”) with Stifel to sell our entire interest in Ryan Beck Holdings, Inc. in exchange for shares of Stifel’s common stock and if approved by Stifel shareholders warrants to purchase shares of Stifel’s common stock (if not approved $20 million in lieu of the warrants). Stifel may substitute cash for up to 150,000 shares of Stifel common stock. As a consequence of the sale of Ryan Beck to Stifel, which was consummated on February 28, 2007, the results of Ryan Beck are presented as discontinued operations in our financial statements.
          Our Internet website address is www.bankatlanticbancorp.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into, and are not part of this Annual Report on Form 10-K.
          As of December 31, 2006, we had total consolidated assets of approximately $6.5 billion and stockholders’ equity of approximately $525 million.
BankAtlantic
          BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of more than 90 branches or “stores” in southeast Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas. During the fourth quarter of 2006, BankAtlantic announced its store expansion into the Orlando, Florida area with the expectation of opening four stores in Orlando during 2007. In January 2007, BankAtlantic opened its first two Orlando stores.
          BankAtlantic’s primary business activities include:
•	attracting checking and savings deposits (core deposits) from individuals and business customers,

•	originating commercial real estate, business, consumer and small business loans,

•	purchasing wholesale residential loans,

•	investing in mortgage-backed securities, tax certificates and other securities.
          BankAtlantic’s business strategy focuses on the following key areas:
•	Continuing the “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002. This initiative includes offering free checking, seven-day banking, extended lobby hours, including some stores open from 7:30am until midnight, a 24-hour customer service center and other new products and services that are an integral part of BankAtlantic’s strategy to position itself as a customer-oriented bank and increase its core deposit accounts. BankAtlantic defines its core deposits as its demand deposit accounts, NOW checking accounts and savings accounts.

•	Increasing Core Deposits. From April, 2002, when the “Florida’s Most Convenient Bank” initiative was launched, to December 31, 2006, BankAtlantic’s core deposits increased 272% from approximately $600 million to approximately $2.2 billion. These core deposits represented 58% of BankAtlantic’s total deposits at December 31, 2006, compared to 26% of total deposits at December 31, 2001. BankAtlantic intends to continue to seek to increase its core deposits through sales and marketing efforts, new product offerings, commitment to customer service and the “Florida’s Most Convenient Bank” initiative. The growth of core deposits has slowed since the first quarter of 2006 due primarily to higher short term interest rates, the slow down in the residential real estate market in Florida and increased competition.

•	Growing the Loan Portfolio by Concentrating on Areas of Lending Expertise. BankAtlantic is focused on growth of its commercial and retail banking business with an emphasis on generating commercial real estate, small business, and consumer loans. BankAtlantic has historically been successful in these lending areas as a result of several key factors, including disciplined underwriting and knowledge in its markets. Loan balances and total earning assets are down from mid -2005 levels primarily as a consequence of a decision to limit earning asset growth and the slow-down in the commercial real estate construction market. BankAtlantic plans to continue to limit its earning asset growth based on the current flat to inverted yield curve environment and to maintain disciplined underwriting standards in the increasingly challenging market. BankAtlantic intends to continue to limit activities in credit card, international, non-mortgage syndication and indirect lending.

•	Expanding the Retail Network. BankAtlantic has plans to grow its retail network internally, through a branding initiative and de novo expansion, and may also seek to grow externally through acquisitions which are consistent with BankAtlantic’s growth strategy. BankAtlantic generally seeks to expand into relatively fast growing and high deposit level markets within Florida. BankAtlantic has opened 17 new stores from January 1, 2005 to December 31, 2006 and we currently anticipate continuing our aggressive store opening initiatives in 2007.

•	Maintaining its Strong Credit Culture. BankAtlantic believes it has put in place strong underwriting standards and has instituted credit training programs for its banking officers which emphasize underwriting and credit analysis. It has also developed systems and programs which it believes will enable it to offer sophisticated products and services without exposing BankAtlantic to unnecessary credit risk. However, the real estate market in Florida is currently experiencing a slow down and there is no assurance that the credit quality of our assets will not be adversely impacted.
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
          Additionally, BankAtlantic sells participations in commercial real estate loans that it originates and administers the loan and provides to participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally can not significantly modify the loan without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations reduces its exposure on individual projects and may be required in order to stay within the regulatory “loans to one borrower” limitations. BankAtlantic also purchases commercial real estate loan participations from other financial institutions.
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

          Small Business: BankAtlantic makes small business loans to companies located primarily in its retail trade area. BankAtlantic retail trade area consists of markets located in BankAtlantic’s store network areas. Small business loans are primarily originated on a secured basis and do not exceed $1.0 million for non-real estate secured loans and $1.5 million for real estate secured loans. These loans are originated with maturities ranging primarily from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans typically have either fixed or variable prime-based interest rates.
          Commercial Business: BankAtlantic makes commercial business loans generally to medium size companies in Florida (BankAtlantic’s trade area). It lends on both a secured and unsecured basis, although the majority of its loans are secured. Commercial business loans are typically secured by the accounts receivable, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans typically are originated for terms ranging from one to five years.
          Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for most individual loans, performs confirming credit analysis. Residential loans are typically purchased in bulk and are generally non-conforming loans due to the size and characteristics of the individual loans. BankAtlantic sets guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2006, BankAtlantic’s residential loan portfolio included $1.1 billion of interest-only loans. BankAtlantic attempts to manage this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines.
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

          The composition of the loan portfolio was (in millions):

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$2,159	46.99	2,043	44.20	2,066	45.35	1,344	37.00	1,378	40.30%
Home Equity	562	12.23	514	11.12	457	10.03	334	9.19	262	7.65
Construction and development	860	18.72	1,340	28.99	1,454	31.92	1,345	37.05	1,266	37.00
Commercial	1,063	23.13	1,060	22.93	1,075	23.61	1,064	29.30	755	22.09
Small business	187	4.07	152	3.29	124	2.72	108	2.97	94	2.76
Loans to Levitt Corporation	—	0.00	—	0.00	9	0.19	18	0.50	—	—
Other loans:
Commercial business	157	3.41	88	1.90	93	2.06	116	3.20	153	4.48
Small business – non-mortgage	98	2.13	83	1.80	67	1.46	52	1.43	49	1.45
Consumer	26	0.57	27	0.59	18	0.41	22	0.60	25	0.73
Residential loans held for sale	9	0.20	3	0.07	5	0.10	2	0.06	—	—

Total	5,121	111.43	5,310	114.89	5,367	117.85	4,405	121.30	3,982	116.46

Adjustments:
Undisbursed portion of loans in process	483	10.51	649	14.04	768	16.86	728	20.05	512	14.97
Unearned discounts (premiums)	(1)	-0.02	(2)	-0.04	(1)	(0.02)	—	(0.01)	3	0.09
Allowance for loan losses	44	0.96	41	0.89	46	1.01	46	1.26	48	1.40

Total loans receivable, net	$4,595	100.00	4,622	100.00	4,554	100.00	3,631	100.00	3,419	100.00%

          In addition to its lending activities, BankAtlantic also invests in securities as described below:
          Securities Available for Sale: BankAtlantic invests in obligations of the U.S. government or its agencies, such as mortgage-backed securities, real estate mortgage investment conduits (REMICs) and tax exempt municipal bonds, which are accounted for as securities available for sale. The available for sale securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon a current assessment of the economy, the interest rate environment and our liquidity requirements.
          Investment Securities and Tax Certificates: BankAtlantic’s portfolio of investment securities held to maturity at December 31, 2006 consisted of tax exempt municipal bonds. Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities on an annual basis. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void. BankAtlantic’s experience with this type of investment has been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period.
          Derivative Investments: BankAtlantic, based on market conditions, writes call options on recently purchased agency securities (“covered call”). Management believes that this periodic investment strategy will result in the generation of non-interest income or an acquisition of agency securities to replenish agency repayments at a more advantageous acquisition price.

          The composition, yields and maturities of BankAtlantic’s securities available for sale and investment securities and tax certificates were as follows (dollars in thousands):

	U.S.				Corporate
	Treasury			Mortgage-	Bond		Weighted
	and	Tax	Tax-Exempt	Backed	and		Average
	Agencies	Certificates	Securities	Securities	Other	Total	Yield
December 31, 2006

Maturity: (1)

One year or less	$—	$195,391	$—	$996	$—	$196,387	8.76%
After one through five years	—	—	12,638	106	675	13,419	5.68
After five through ten years	—	—	184,463	1,982	—	186,445	5.64
After ten years	—	—	200,143	358,666	—	558,809	5.46

Fair values (2)	$—	$195,391	$397,244	$361,750	$675	$955,060	6.17%

Amortized cost (2)	$—	$195,391	$397,469	$365,565	$685	$959,110	6.05%

Weighted average yield based on fair values	—%	8.78%	6.00%	4.96%	5.18%	6.17%
Weighted average maturity (yrs)	—	1.0	14.84	25.59	2.22	16.11

December 31, 2005
Fair values (2)	$1,000	$163,726	$388,566	$381,540	$585	$935,417	5.45%

Amortized cost (2)	$998	$163,726	$392,130	$387,178	$585	$944,617	5.20%

December 31, 2004
Fair values (2)	$—	$166,731	$332,605	$500,517	$585	$1,000,438	5.37%

Amortized cost (2)	$—	$166,731	$332,024	$498,504	$585	$997,844	5.50%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the parent company with a cost of $88.6, $95.1 million, and $50.7 million and a fair value of $99.9 million, $103.2 million, and $53.7 million, at December 31, 2006, 2005 and 2004, respectively, were excluded from the above table. At December 31, 2006, equities held by BankAtlantic with a cost of $750,000 and a fair value of $765,000 was excluded from the above table.
          A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2006 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value
Tax certificates and investment securities:
Tax certificates:
Cost equals market	$195,391	$—	$—	$195,391
Investment securities:
Cost equals market	—	—	—	—
Market over cost	139,887	962	—	140,849
Cost over market	60,295	—	338	59,957
Securities available for sale:
Investment securities:
Cost equals market	235	—	—	235
Market over cost	87,481	837	—	88,318
Cost over market	111,006	—	1,681	109,325
Mortgage-backed securities :
Market over cost	147,646	1,366	—	149,012
Cost over market	217,919	—	5,181	212,738

Total	$959,860	$3,165	$7,200	$955,825

1)	The above table excludes Parent Company equity securities with a cost of $88.6 million and a fair value of $99.9 million at December 31, 2006.

          Commencing in September 2006, BankAtlantic has also invested in rental real estate and lending joint ventures whereby the joint venture partner is the managing partner. We account for these joint ventures under the equity method of accounting.
          Income-Producing Real Estate Joint Venture Investments: These joint ventures acquire income-producing real estate properties that generally do not require extensive management with the strategy of re-selling the properties in a relatively short period of time, generally within one year. BankAtlantic has invested $7.2 million in these joint ventures as of December 31, 2006 and anticipates aggregate joint venture investments will not exceed $20 million.
          Lending Joint Venture: We have invested in a joint venture involved in the factoring of accounts receivable. At this time, BankAtlantic does not anticipate funding in excess of $5 million into this venture.
          BankAtlantic utilizes deposits, secured advances and other borrowed funds to fund its lending and other activities.
          Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through advertising and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicits deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiatives, which include midnight hours at selected stores, free online banking and bill pay, 24/7 customer service center and the opening of all locations seven days a week. Products such as Totally Free Checking, Totally Free Savings and Totally Free Online Banking and Billpay are the lead programs of its marketing strategy to attract new customers. While these lead products have produced solid results over the years, we may change these offerings to remain competitive. See note 15 to the “Notes Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
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
          Other Short-Term Borrowings: BankAtlantic’s short-term borrowings consist of securities sold under agreements to repurchase, treasury tax and loan borrowings and federal funds.
•	Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. See note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Securities sold under agreements to repurchase borrowings.

•	Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program whereby the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See note 13 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Treasury tax and loan borrowings.

•	Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. We also have a borrowing facility with various federal agencies which may place funds with us at overnight rates. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash flow requirements. These lines are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against its consumer loans. See note 13 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s federal funds borrowings.

•	BankAtlantic’s other borrowings have floating interest rates and consist of mortgage-backed bond and subordinated debentures. See note 19 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.
Parent Company
          The Parent Company (“Parent”) operations are limited and primarily include the financing of the capital needs of its subsidiaries and management of its subsidiaries and other investments. The Parent’s activities include executive management services, risk management and investor relations. The Parent also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide human resources, insurance management and investor relations services to the Parent and its subsidiaries and affiliates. The Parent obtains its funds from dividends from its subsidiaries, issuances of equity and debt securities, and returns on portfolio investments, as well as borrowings from unrelated financial institutions. The Parent provides funds to its subsidiaries for capital, the financing of acquisitions and other general corporate purposes. The largest expense is interest expense on debt, and depending on interest rates, this expense could increase or decrease significantly as much of its debt is indexed to floating rates. As a consequence of the merger of Ryan Beck into Stifel the Parent’s equity investments now includes a large concentration in Stifel equity securities. While we have no immediate plans to sell Stifel stock and will hold unregistered securities for periods of time, we anticipate gradually reducing our Stifel investment and using the proceeds for general corporate purposes, including to support future growth of BankAtlantic and to make additional investments.
          A summary of the carrying value and gross unrealized appreciation or depreciation of estimated fair value of the Parent’s securities follows (in thousands):

	December 31, 2006
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Equity securities (2)	$82,134	$9,554	$—	$91,688
Investment securities:
Investment securities (1)	6,500	1,714	—	8,214

Total	$88,634	$11,268	$—	$99,902

	December 31, 2005
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Tax exempt securities	$6,229	$—	$21	$6,208
Equity securities	82,113	7,307	—	89,420
Investment securities:
Investment securities (1)	6,800	793	—	7,593

Total	$95,142	$8,100	$21	$103,221

(1)	Investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

(2)	The table excludes the equity securities of Stifel received as a result of the merger of Ryan Beck into Stifel because the transaction closed in February 2007.
Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          The Company’s number of employees at the indicated dates was:

	December 31, 2006		December 31, 2005
	Full-	Part-	Full-	Part-
	Time	time	time	time
BankAtlantic Bancorp	8	—	18	—
BankAtlantic	2,425	386	1,882	390

Total	2,433	386	1,900	390

Competition
          The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater accessibility than we have. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market. Our primary method of competition is emphasis on customer service and convenience, including our Florida’s Most Convenient Bank initiatives.
          We face substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.
          We compete for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased competition for deposits could increase our cost of funds, reduce our net interest margin and adversely affect our ability to generate the funds necessary for our lending operations.
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
          In evaluating an application by a holding company to acquire a savings institution, the OTS must consider the financial and managerial resources and future prospects of the company and savings institution involved the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
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

BankAtlantic
          BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.
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
          BankAtlantic may also establish service corporations to engage in activities not otherwise permissible for BankAtlantic, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to limitations, including, among others, limitations that require debt securities acquired by BankAtlantic to meet certain rating criteria and that limit BankAtlantic’s aggregate investment in various types of loans to certain percentages of capital and/or assets.
          Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2006, BankAtlantic’s limit on loans to one borrower was approximately $84.8 million. At December 31, 2006, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $47.7 million and the second largest borrower had an aggregate balance of approximately $45.0 million.
          QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2006, BankAtlantic maintained approximately 71% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2006 and, therefore, was a QTL.
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
          At December 31, 2006, BankAtlantic exceeded all applicable regulatory capital requirements. See note #20 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.
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
          These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2006 was approximately $959,000.
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
          Standards for Safety and Soundness. Pursuant to the requirements of the FDIA, the OTS, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Establishing Standards for Safety and Soundness, or the Guidelines. The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OTS determines that a savings bank fails to meet any standard established by the Guidelines, then the OTS may require the savings bank to submit to the OTS an acceptable plan to achieve compliance. If a savings bank fails to comply, the OTS may seek an enforcement order in judicial proceedings and impose civil monetary penalties.
          Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings bank to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the savings bank and the nature and scope of its real estate lending activities.
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
          Until December 31, 2006, the FDIC had assigned each savings institution to one of three capital categories based on the savings institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the assessment period. The FDIC had also assigned each savings institution to one of three supervisory subcategories within each capital category based upon a supervisory evaluation provided to the FDIC by the savings institution’s primary federal regulator and information that the FDIC determined to be relevant to the savings institution’s financial condition and the risk posed to the previously existing deposit insurance funds. A savings institution’s deposit insurance assessment rate depended on the capital category and supervisory subcategory to which it was assigned. Insurance assessment rates ranged from 0.00% of deposits for a savings institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for a savings institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).
          In an effort to improve the federal deposit insurance system, on January 1, 2007, the Federal Deposit Insurance Reform Act of 2005, or the Reform Act, became effective. The Reform Act, among other things, merged the Bank Insurance Fund and the Savings Association Insurance Fund, both of which were administered by the FDIC, into a new fund administered by the FDIC known as the Deposit Insurance Fund, or DIF, and increased the coverage limit for certain retirement plan deposits to $250,000, but maintained the basic insurance coverage limit of $100,000 for other depositors.
          As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance assessment rate depends on the risk category to which it is assigned. Insurance assessment rates now range from 0.05% of deposits for a savings institution in the least risk category (i.e., well capitalized and financially sound with only a few minor weaknesses) to 0.43% of deposits for a savings institution in the most risk category (i.e., undercapitalized and poses a substantial probability of loss to the DIF unless effective corrective action is taken).
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
          Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB. BankAtlantic was in compliance with this requirement with an investment in FHLB stock at December 31, 2006 of approximately $80.2 million. During the year ended December 31, 2006, the FHLB of Atlanta paid dividends of approximately $4.0 million on the capital stock held by BankAtlantic. If dividends were reduced or interest on future FHLB advances increased, BankAtlantic’s net interest income would likely also be reduced.
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
          Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. In 2004, deficiencies were identified in BankAtlantic’s compliance with anti-terrorism and anti-money laundering laws and regulations and the bank entered into agreements regarding its ongoing compliances and was required to pay fines associated with its past deficiencies (see “Risk Factors” “Management Discussion and Analysis of Results of Operation and Financial Condition – BankAtlantic Liquidity and Capital Resources”).
          Consumer Protection. BankAtlantic is subject to federal and state consumer protection statutes and regulations, including the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:
•	require lenders to disclose credit terms in meaningful and consistent ways;

•	require financial institutions to establish policies and procedures regarding identity theft and notify customers of certain information concerning their credit reporting;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lender banks to collect and report applicant and borrower data regarding loans for home purchase or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe penalties for violations of the requirements of consumer protection statutes and regulations.”

Homebuilding & Real Estate Development Segment
     Our Homebuilding & Real Estate Development segment consists of Levitt Corporation, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if declared and paid by Levitt. Levitt is a separate public company and its management prepared the following Item 1. Business regarding Levitt which was included in Levitt’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us”, “our” or “Parent Company” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
“General Description of Business
          We are a homebuilding and real estate development company with activities throughout the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida.
          Our principal real estate activities are conducted through our Homebuilding and Land Divisions. Our Homebuilding Division consists of the operations of Levitt and Sons, LLC (“Levitt and Sons”), our wholly-owned homebuilding subsidiary, which primarily develop single and multi-family homes. In our single-family home communities, we specialize in serving active adults and families. The standard base price for the homes we sell varies by geography and is between $110,000 and $650,000. For 2006, the average closing price of the homes we delivered was $302,000. Our Land Division consists of the operations of Core Communities, LLC (“Core Communities”), our wholly-owned master-planned community development subsidiary. In our master-planned communities, we generate revenue from developing, marketing and selling large acreage and raw and finished lots to third-party residential, commercial and industrial developers and internally developing certain commercial projects for leasing. We also sell land to our Homebuilding Division, which develops both active adult and family communities in our master-planned communities. We are also engaged in commercial real estate activities through our wholly-owned subsidiary, Levitt Commercial, LLC (“Levitt Commercial”), and we invest in other real estate projects through subsidiaries and various joint ventures. In addition, we own approximately 31% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”, NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts as well as residential home sites around golf courses or other amenities.
          Levitt and Sons is primarily a real estate developer of single and multi-family home and townhome communities specializing in both active adult and family communities in Florida, Georgia, South Carolina and Tennessee. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America’s oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. We acquired Levitt and Sons in December 1999. Levitt and Sons includes the operations of Bowden Building Corporation, a builder of single family homes based in Tennessee, which was acquired in April 2004. In the second quarter of 2006 we conducted an impairment review due to profitability and cash flows in Tennessee declining to a point where the carrying value of the assets exceeded their market value. As a result of this review, the $1.3 million of goodwill recorded in connection with the Bowden acquisition was fully written off in 2006 due to the carrying value of the assets exceeding their current market value.
          Core Communities develops master-planned communities and is currently developing Tradition™, Florida, which is located in Port St. Lucie, Florida and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Our original community is St. Lucie West. Substantially completed in 2006, it is a 4,600 acre community located in Port St. Lucie, Florida consisting of approximately 6,000 built and occupied homes, numerous businesses, a university campus and the New York Mets’ spring training facility. Our second master-planned community, Tradition, Florida also located in Port St. Lucie, Florida, encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95 and will have approximately 18,000 residential units and 8.5 million square feet of commercial space. Our Tradition, South Carolina development consists of approximately 5,400 acres, and is currently entitled for up to 9,500 residential units, with 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Land sales commenced in Tradition, South Carolina in the fourth quarter 2006.
Recent Developments
Merger Agreement with BFC
          On January 31, 2007, we announced that we had entered into a definitive merger agreement with BFC Financial Corporation, a Florida corporation (“BFC”) which owns shares representing approximately 17% of our total equity and 53%

of our total voting power, pursuant to which we would, upon consummation of the merger, become a wholly-owned subsidiary of BFC. Under the terms of the merger agreement, holders of our Class A Common Stock (other than BFC) will be entitled to receive 2.27 shares of BFC Class A Common Stock for each share of our Class A Common Stock held by them and cash in lieu of any fractional shares of BFC Class A Common Stock that they otherwise would be entitled to receive. Further, under the terms of the merger agreement, options to purchase shares, and restricted stock awards, of our Class A Common Stock will be converted into options to purchase, and restricted stock awards, as applicable, of shares of BFC Class A Common Stock with appropriate adjustments to reflect the exchange ratio. BFC Class A Common Stock is listed for trading on the NYSE Arca Stock Exchange under the symbol “BFF,” and on January 30, 2007, its closing price on such exchange was $6.35. The merger agreement contains certain customary representations, warranties and covenants on the part of us and BFC, and the consummation of the merger is subject to a number of customary closing and termination conditions as well as the approval of both the Company’s and BFC’s shareholders. Further, in addition to the shareholder approvals required by Florida law, the merger will also be subject to the approval of the holders of our Class A Common Stock other than BFC and certain other shareholders. The merger is subject to a number of risks and uncertainties, including, without limitation, the risk that the market price of BFC Class A Common Stock as quoted on the NYSE Arca Stock Exchange might decrease during the interim period between the date of the merger agreement and the date on which the merger is completed, thereby decreasing the value of the consideration to be received by holders of our Class A Common Stock in connection with the merger, and the risk that the merger may not be completed as contemplated, or at all. The merger is currently expected to close during 2007. If the merger is completed, all of our common stock will be canceled and our Class A Common Stock will no longer be listed on the New York Stock Exchange. While we are optimistic that the merger will be approved, the merger is subject to a number of conditions, including shareholder approval. In the event that the merger is not approved by shareholders, or not consummated for any other reason, it is our current intention to pursue a rights offering to holders of Levitt’s Class A Common Stock.
Impairment charges
          The trends in the homebuilding industry were unfavorable in 2006. Demand has slowed significantly as evidenced by fewer new orders, lower conversion rates and higher cancellations in the markets in which we operate. Market conditions have been particularly difficult in Florida, which we believe are the result of changing homebuyer sentiment, reluctance of buyers to commit to a new home purchase because of uncertainty in their ability to sell their existing home, few homebuyers purchasing properties as investments, rising mortgage financing expenses, and an increase in both existing and new homes available for sale. In addition, higher sales prices, increases in property taxes and higher insurance rates in Florida have impacted affordability for buyers. As a result of these market conditions, we evaluated the real estate inventory reflected on our balance sheet for impairment on a project by project basis throughout 2006. Based on this assessment, we recorded $36.8 million of impairment charges for the year ended December 31, 2006 which are included in cost of sales in the consolidated statements of operations. Included in this amount are pretax charges of approximately $34.3 million of homebuilding inventory impairments and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase.
Reduction in Force
          Based on an ongoing evaluation of costs in view of current market conditions, we reduced our headcount in February by 89 employees resulting in a $440,000 severance charge to be recorded in the first quarter of 2007. It is expected that annual cash savings from the reduction in force will be approximately $3.9 million.
Business Strategy
          Our business strategy involves the following principal goals:
          Implement initiatives to increase sales and focus on improving customer service and quality control. Currently, we sell homes throughout Florida, Georgia, South Carolina and Tennessee. While the trends in the homebuilding industry were unfavorable in 2006, management is focused on cost control and initiatives to improve sales. Costs are being reviewed on an ongoing basis to align spending with new orders and home closings. We are also attempting to reduce our costs from our subcontractors and contain costs by using fixed price contracts. However, we remain committed to our strategic initiatives including our focus on customer service, marketing initiatives, and improvements in quality and construction cycle time. Advertising, outside broker commissions and other marketing costs have increased as competition for buyers has intensified. Continued aggressive marketing expenditures and customer incentives are expected to continue until the market stabilizes. We believe that these initiatives will prove advantageous in the current market as well as contribute to achieving long term profitability when the market returns to normal levels of growth.

          Operate more efficiently and effectively. We have recently taken steps which we believe will improve our operating efficiencies. We are working diligently to align our staffing levels with current and anticipated future market conditions and will continue to focus on implementing expense management initiatives throughout the organization. We have hired additional experienced operating and financial professionals throughout the organization, increased accountability throughout the organization and implemented a new technology platform for all of our operating entities, excluding our Tennessee operations. We intend to continue our focus on improving our operating effectiveness in 2007 by continuing programs such as reducing our construction cycle time.
          Continue to develop master-planned communities in desirable markets for sale and leasing. The Land Division is actively developing and marketing its master-planned communities in Florida and South Carolina. In addition to sales of parcels to homebuilders, the Land Division continues to expand its commercial operations through sales to developers and through its efforts to internally develop certain projects for leasing to third parties. In 2006 we expanded our commercial development and leasing activities with the construction and development of a “Power Center” at Tradition, Florida. The Power Center is substantially leased primarily to several “big box” retailers and is expected to open in the fall of 2007. We view our commercial projects opportunistically and intend to periodically evaluate the short and long term benefits of retention or disposition. Historically, land sale revenues have been sporadic and fluctuated more dramatically than home sale revenues, but land sale transactions result in higher margins, which historically have varied between 40% and 60%. However, margins on land sales and the many factors which impact the margin may not remain at these levels given the current downturn in the real estate markets where we own properties. Our land development activities in our master-planned communities complement our homebuilding activities by offering a source of land for future homebuilding. At the same time, our homebuilding activities have complemented our master-planned community development activities since we believe the Homebuilding Division’s strong merchandising and quality developments have tended to support future land sales in our master-planned communities. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. As these parcels become available for sale, our Homebuilding Division will have an opportunity to develop them. Our strategy is to review whether the allocation of the land to our Homebuilding Division maximizes both the community as a whole and our overall business goals. In December 2006 the Homebuilding Division acquired the first 150 acres in Tradition South Carolina from our Land Division and currently plans to acquire an additional 312 acres in stages through 2009. Third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities. Therefore, we will review each parcel as it is ready for development to determine if it should be developed by the Homebuilding Division, sold to a third party, or internally developed for leasing.
          Improve our financial strength. We are focusing our efforts on improving our financial condition including enhancing our liquidity, preserving our borrowing capacity, and monitoring expenses. In addition to expense management, we are reviewing our land positions to ensure that our land portfolio is fairly valued and appropriately aligned with our expectations of future housing demand. Further, in January 2007 we announced that we entered into a definitive merger agreement pursuant to which we will become a wholly-owned subsidiary of BFC. We believe this will provide opportunities to strengthen our balance sheet as BFC has no debt at the holding company level and we believe is better positioned to access other financial resources. We are currently reviewing and in the process of selling certain of our land inventory. We suspended additional land acquisitions in the year ended December 31, 2006 and we wrote off approximately $2.5 million of pre-acquisition costs and deposits relating to properties that we decided not to acquire. Our current inventory is expected to yield sufficient usable homesites for the next five to six years and could last longer if current absorption levels persist.
          Maintain a conservative risk profile. Our goal is to maintain a disciplined risk management approach to our business activities. Other than our model homes, the majority of our homes are pre-sold before construction begins. We generally require customer deposits of 5% to 10% of the base sales price of our homes, and we require a higher percentage deposit for design customizations and upgrades in order to minimize the risk of cancellations. We continue to seek to maintain our homebuilding land inventory at levels that can be absorbed within five to six years. Our master planned communities are long term projects with development cycles in excess of 10 years. We believe that we mitigate the risk inherent in our investments in our planned communities through careful site selection and market research in collaboration with our Homebuilding Division. We periodically sell both raw and developed parcels to our Homebuilding Division as well as other commercial and residential developers.
          Utilize community development districts to fund development costs. We establish community development districts to access tax-exempt bond financing to fund infrastructure and other projects at our master-planned community developments which is a common practice among land developers in Florida. The ultimate owners of the property within the district are responsible for amounts owed on these bonds which are funded through annual assessments. Generally, in Florida, no payments under the bonds are required from property owners during the first two years after issuance as a result of capitalized interest built into the bond proceeds. While we are responsible for any assessed amounts until the underlying property is sold, this strategy allows us to more effectively manage the cash required to fund infrastructure at the project in the short term. If the property is not sold prior to the assessment date we will be required to pay the full amount of the annual assessment on the property owned by us.
Business Segments
          Management reports results of operations through three segments: Homebuilding Division, Land Division and Other Operations. The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Item 7. in Levitt’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 to our audited consolidated financial statements for discussion of trends, results of operations and further discussion on each segment.
Homebuilding Division
          Our Homebuilding Division develops planned communities featuring homes with base prices generally ranging between $110,000 to $650,000. Our average contract price for new home orders in 2006, which includes the base price and buyer selected options and upgrades, was approximately $342,000. Our communities are designed to serve both active adult homeowners, aged 55 and older, and families. The communities currently under development or under contract and relevant data as of December 31, 2006 are as follows:

	Number of	Planned	Closed		Sold	Net Units
	Communities	Units (a)	Units	Inventory	Backlog	Available
Active Adult Communities
Current Developments (includes optioned lots)	15	10,629	3,262	7,367	767	6,600
Properties Under Contract to be Acquired (b)	1	690	0	690	0	690

Total Active Adult	16	11,319	3,262	8,057	767	7,290

Family Communities
Current Developments (includes optioned lots)	33	7,271	3,200	4,071	481	3,590
Properties Under Contract to be Acquired (b)	0	0	0	0	0	0

Total Family	33	7,271	3,200	4,071	481	3,590

TOTAL HOMEBUILDING
Current Developments (includes optioned lots)	48	17,900	6,462	11,438	1,248	10,190
Properties Under Contract to be Acquired (b)	1	690	0	690	0	690

TOTAL HOMEBUILDING	49	18,590	6,462	12,128	1,248	10,880

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.

(b)	There can be no assurance that the current property under contract will be acquired.
          The properties under contract listed above represent properties for which due diligence have been completed as of December 31, 2006 which our Homebuilding Division has the right to acquire at an aggregate purchase price of $14.2 million. Management will continue to evaluate market conditions and decide whether it is prudent to acquire this property in 2007, if at all. If a decision is made not to purchase properties under contract with third parties, amounts deposited or expended for due diligence will be written off. At December 31, 2006, we had $400,000 in deposits securing this purchase obligation and we are currently evaluating this obligation and intend to acquire the land associated with this purchase obligation.

          At December 31, 2006, our homebuilding backlog was 1,248 units, or $438.2 million. Backlog represents the number of units subject to pending sales contracts. Homes in backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun. There is no assurance that buyers will choose to complete the purchase of homes under contract and our remedy upon such failure to close is generally limited to retaining the buyers’ deposits or seeking specific performance of the sales contracts.
Land Division
          Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. It is currently developing master-planned communities in Tradition, Florida and in Tradition, South Carolina. As a master-planned community developer, Core Communities engages in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders (including Levitt and Sons) and commercial, industrial and institutional end-users; and (iv) the development and leasing of commercial space to commercial, industrial and institutional end-users.
          Our completed development, St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida’s Turnpike to the east. St. Lucie West contains residential, commercial and industrial developments. Within the community, residents are close to recreational and entertainment facilities, houses of worship, retail businesses, medical facilities and schools. PGA of America owns and operates a golf course and a country club on an adjacent parcel. The community’s baseball stadium, Tradition Field®, serves as the spring training headquarters for the New York Mets professional baseball team and a minor league affiliate. There are more than 6,000 homes in St. Lucie West housing nearly 15,000 residents.
          Tradition, Florida, located approximately two miles south of St. Lucie West, includes approximately five miles of frontage on I-95, and encompasses more than 8,200 total acres (with approximately 5,800 saleable acres of which approximately 1,800 acres have been sold). Tradition, Florida is planned to include a corporate park, educational and health care facilities, commercial properties, residential homes and other uses in a series of mixed-use parcels. Community Development District special assessment bonds are being utilized to provide financing for certain infrastructure developments when applicable.
          We acquired our newest master-planned community, Tradition, South Carolina, in 2005. It consists of approximately 5,400 total acres, including approximately 3,000 saleable acres of which 160 acres were sold in 2006. 150 of these acres were sold to the Homebuilding Division. This community is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Development commenced in the first quarter of 2006 and land sales commenced in South Carolina in the fourth quarter of 2006.
          At December 31, 2006, our Land Division owned approximately 6,500 gross acres in Tradition, Florida including approximately 4,100 saleable acres. Through December 31, 2006, Core Communities had entered into contracts for the sale of a total of 1,794 acres in the first phase residential development at Tradition, Florida of which 1,757 acres had been delivered at December 31, 2006. Our backlog contains contracts for the sale of 37 acres, although there is no assurance that the consummation of those transactions will occur. Delivery of these acres is expected to be completed in 2007. At December 31, 2006, our Land Division additionally owned approximately 5,230 gross acres in Tradition, South Carolina including approximately 2,800 saleable acres. Through December 31, 2006, Core Communities had entered into a contract with Levitt and Sons for the sale of a total of 462 acres in the first phase residential development at Tradition, South Carolina of which 150 acres had been delivered at December 31, 2006. Our third party backlog in Tradition, South Carolina contains contracts for the sale of 37 acres.

          Our Land Division’s land in development and relevant data as of December 31, 2006 were as follows:

							Third
					Non-		party
	Date	Acres	Closed	Current	Saleable	Saleable	Backlog	Acres
	Acquired	Acquired	Acres	Inventory	Acres (a)	Acres (a)	(b)	Available
Currently in Development
Tradition, Florida	1998 – 2004	8,246	1,757	6,489	2,431	4,058	37	4,021
Tradition, South Carolina	2005	5,390	160	5,230	2,417	2,813	37	2,776

Total Currently in Development		13,636	1,917	11,719	4,848	6,871	74	6,797

(a)	Actual saleable and non-saleable acres may vary over time due to changes in zoning, project design, or other factors. Non-saleable acres include, but are not limited to, areas set aside for roads, parks, schools, utilities and other public purposes.

(b)	Acres under contract to Third Parties
Other Operations
          Other operations consist of Levitt Commercial, our investment in Bluegreen Corporation, investments in joint ventures, other real estate interests, and holding company operations.
Levitt Commercial
          Levitt Commercial was formed in 2001 to develop industrial, commercial, retail and residential properties. As of December 31, 2006 Levitt Commercial has one remaining flex warehouse project with a total of 17 units in the sales backlog which closed in the first quarter of 2007.
Investment in Bluegreen Corporation
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
Other Investments and Joint Ventures
          In October 2004, we acquired an 80,000 square foot office building to serve as our home office in Fort Lauderdale, Florida for $16.2 million. The building was fully leased and occupied during the year ended December 31, 2005 and generated rental income. On November 9, 2005 the lease was modified and two floors of the building were vacated in January 2006. The Company moved its Homebuilding senior management and all Other Operations employees into this building in 2006, and it now serves as the Corporate Headquarters for Levitt Corporation and Levitt and Sons.
          From time to time, we seek to mitigate the risk associated with certain real estate projects by entering into joint ventures. Our investments in joint ventures and the earnings recorded on these investments were not significant for the year ended December 31, 2006.
          We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Levitt Commercial owns a 20% partnership interest in Altman Longleaf, LLC, which owns a 20% interest in this joint venture. This venture is developing a 298-unit apartment complex in Melbourne, Florida. An affiliate of our joint venture partner is the general contractor. Construction commenced on the development in 2004 and was completed in 2006. Our original capital contributions were approximately $585,000. In 2004, we received an additional distribution that totaled approximately $1.1 million. In January 2006, we received a distribution of approximately $138,000. Accordingly, our potential obligation of indemnity after the January 2006 distribution is approximately $664,000. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.
Information Technologies
          We continue to seek to improve the efficiency of our field and corporate operations in an effort to plan appropriately for the construction of our homes under contract. In the fourth quarter of 2006, we implemented a fully integrated operating and financial system in order to have all operating entities, with the exception of the Tennessee operations, on one platform and to have all field personnel use a standardized construction scheduling system that aims to improve the management of cycle time, subcontractor relationships and efficiencies throughout the field operations. These systems are expected to enable information to be shared and utilized throughout our company and enable us to better manage, optimize and leverage our employees and management.
Seasonality
          We have historically experienced volatility but not necessarily seasonality, in our results of operations from quarter-to-quarter due to the nature of the homebuilding business. We are focusing our efforts on our homebuilding sales and construction process with the overall objective of achieving more consistent levels of production. Our new financial systems improved our capabilities in construction scheduling and homebuilding operations which should assist us in managing and improving cycle times. However, due to the uncertainty in the homebuilding market, we expect to continue to experience high volatility in our starts and deliveries throughout 2007.
Competition
          The real estate development and homebuilding industries are highly competitive and fragmented. Overbuilding and excess supply conditions could, among other competitive factors, materially adversely affect homebuilders in the affected market and our ability to sell homes. Further, if our competitors lower prices or offer incentives, we may be required to do so as well to maintain sales and in such case our margins and profitability would be impacted. We have begun to offer sales incentives to attract buyers which include price reductions, option discounts, closing costs reduction programs and mortgage fee incentives and these programs will adversely affect our margins. Homebuilders compete for financing, raw materials and skilled labor, as well as for the sale of homes. We also compete with third parties in our efforts to sell land to homebuilders. We compete with other local, regional and national real estate companies and homebuilders, often within larger subdivisions designed, planned and developed by such competitors. Some of our competitors have greater financial, marketing, sales and other resources than we do.
          In addition, there are relatively low barriers to entry into our business. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land and construct products that are superior or substantially similar to our products. A substantial portion of our operations are in Florida, where some of the most attractive markets in the nation have historically been located, and therefore we expect to continue to face additional competition from new entrants into our markets.

Employees
          As of December 31, 2006, we employed a total of 666 full-time employees and 32 part-time employees. The breakdown of employees by segment was as follows:

	Full	Part
	Time	Time
Homebuilding	544	25
Land	59	7
Other Operations	63	—

Total	666	32

          Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are satisfactory.
Additional Information
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
          Our website also includes printable versions of our Corporate Governance Guidelines, our code of Business Conduct and Ethics and the charters for each of our Audit, Compensation and Nominating Committees of our Board of Directors.”

ITEM 1A. RISK FACTORS
We depend on dividends from BankAtlantic Bancorp for a significant portion of our cash flow. Regulatory restrictions and the terms of indebtedness limit the ability for BankAtlantic Bancorp to pay dividends.
          At December 31, 2006, we held approximately 21.6% of the outstanding common stock of BankAtlantic Bancorp. Dividends by BankAtlantic Bancorp are subject to a number of conditions, including the cash flow and profitability of BankAtlantic Bancorp, declaration dividends by BankAtlantic Bancorp’s Board of Directors, compliance with the terms of outstanding indebtedness, and regulatory restrictions applicable to BankAtlantic.
          BankAtlantic Bancorp is a separate publicly traded company whose Board of Directors include a majority of independent directors as required by the listing standards of the New York Stock Exchange. Decisions made by the Board are not within our control and may not be made in our best interests.
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
          Additionally, although no prior OTS approval may be necessary, BankAtlantic is required to give the OTS thirty (30) days notice before making any capital distribution to BankAtlantic Bancorp. The OTS may object to any capital distribution if it believes the distribution will be unsafe and unsound. Additional capital distributions above the limit for an expedited treatment institution are possible but require the prior approval of the OTS. The OTS is not likely to approve any distribution that would cause BankAtlantic to fail to meet its capital requirements on a pro forma basis after giving effect to the proposed distribution. The FDIC has backup authority to take enforcement action if it believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, even if the OTS has cleared the distribution.
          At December 31, 2006, BankAtlantic Bancorp had approximately $263.3 million of indebtedness outstanding at the holding company level with maturities in 2032 and 2033. The aggregate annual interest expense on this indebtedness is approximately $21.1 million. During 2006, BankAtlantic Bancorp received $20 million of dividends from BankAtlantic. BankAtlantic Bancorp’s financial condition and results would be adversely affected if the amounts needed to satisfy its debt obligations, including any additional indebtedness incurred in the future, exceeded the amount of dividends it receives from its subsidiaries.
          During 2006, we received $2.1 million in dividends from BankAtlantic Bancorp.
We also depend on dividends from Levitt for a portion of our cash flow. Regulatory restrictions and the terms of indebtedness limit the ability for Levitt to pay dividends.
          We also depend on dividends from Levitt for a portion of our cash flow. Levitt commenced paying a quarterly dividend in August 2004. Future dividends are subject to Levitt’s results and dividends from its subsidiaries and declaration by Levitt’s Board of Directors. Levitt may also be limited contractually from paying dividends by the terms of its outstanding indebtedness. Levitt’s subsidiaries currently have outstanding indebtedness, and may in the future incur additional indebtedness, the terms of which limit the payment of dividends by the subsidiaries to Levitt.
          During 2006, we received $264,000 in dividends from Levitt.

We have in the past incurred operating cash flow deficits that we expect will continue in the future.
          BFC itself has no revenue generating operating activities and is a holding company engaged in making investments in operating businesses. Accordingly, we have in the past incurred operating cash flow deficits at the BFC parent company level and expect to continue to do so in the foreseeable future. We incurred operating cash flow deficits of $3.0 million during the year ended December 31, 2006. We have financed these operating cash flow deficits with the proceeds of equity or debt financings. At December 31, 2006, BFC’s cash and cash equivalents balance was approximately $17.8 million. Since our acquisition strategy involves primarily long-term investments in growth oriented businesses, the investments made are not likely to generate cash flow to BFC in the near term. As a result, if cash flow from our subsidiaries is not sufficient to fund parent company operating expenses in the future, we may be forced to reduce operating expenses, to liquidate some of our investments or to seek to fund the expenses from the proceeds of additional equity or debt financing. There is no assurance that any such financing would be available on commercially reasonable terms, if at all, or that we would not be forced to liquidate our investments at depressed prices.
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
          Our business strategy includes investing in and acquiring diverse operating companies and some of these investments and acquisitions may be material. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth with seasoned and experienced management teams, we may not be successful in identifying these opportunities. Further, investments or acquisitions that we do complete may not prove to be successful. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations. Any acquisitions we make may:
•	fail to accomplish our strategic objectives;

•	not perform as expected; and/or

•	expose us to the risks of the business that we acquire.
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
          Our future success depends largely upon the continued efforts and abilities of key management employees, including Alan B. Levan, our Chairman and Chief Executive Officer, John E. Abdo, our Vice Chairman and Phil Bakes, our Managing Director and Executive Vice President. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations. Glen R. Gilbert, who has been a key management member for many years as Executive Vice President and Chief Financial Officer of the Company, has announced his planned retirement later this year. It is anticipated that Mr. George P. Scanlon, presently Chief Financial Officer of Levitt, will replace Mr. Gilbert as Chief Financial Officer.
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
Recent changes in accounting standards regarding the treatment of stock options could harm our ability to attract and retain employees and negatively impacts our results of operations.
          In 2006, the Company’s net impact of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”) on the amount recognized in non-cash compensation expense was approximately $7.8 million and approximately $1.2 million, net of noncontrolling interests and income taxes, in the Company’s consolidated statement of operations for the year ended December 31, 2006. If the Company had been required to expense stock option grants during 2005 by applying the measurement provisions of SFAS 123R our recorded net income available to common shareholders for the year ended December 31, 2005 of approximately $12.0 million would have been reduced to approximately $10.9 million. Stock options have historically been an important employee recruitment and retention tool, and BFC, BankAtlantic Bancorp and Levitt’s ability to attract and retain key personnel may be impacted if the scope of employee stock option programs is significantly reduced. In any event, if we continue to grant stock options, our future results of operations will be negatively impacted due to SFAS 123R.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
          We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. While management was able to certify in connection with the Company’s audited financial statements for the year ended December 31, 2006 that our internal controls over financial reporting were effective and the Company’s auditors issued their attestation of such report, we cannot assure the reader that we will maintain the adequacy of our internal controls. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Absolute assurance also cannot be provided that testing will reveal all material weaknesses or significant deficiencies in internal control over financial reporting. In addition, since BankAtlantic Bancorp and Levitt are entities consolidated in our financial statements, our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act will be dependent, in part, on the ability of each of BankAtlantic Bancorp and Levitt to satisfy those requirements. Further, we may acquire privately-held businesses that are not then subject to the same stringent requirements for internal controls as public companies. While we intend to address any material weaknesses at acquired consolidated companies, there is no assurance that this will be accomplished. If we fail to strengthen the effectiveness of acquired companies’ internal controls, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.
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
•	Changes in consumer preferences and discretionary spending;

•	Ability to compete with many food service businesses;

•	The availability and quality of ingredients and changes in food and supply costs could adversely affect results of operations;

•	Food service industry is affected by litigation and publicity concerning food quality, health and other issues, which could cause customers to avoid a particular restaurant, result in significant liabilities or litigation costs or damage reputation or brand recognition;

•	Health concerns relating to the consumption of food products could affect consumer preferences and could negatively impact results of operation;

•	Increased labor costs or labor shortages could adversely affect results of operations;

•	The ability to obtain and maintain licenses and permits necessary to operate restaurants and compliance with laws could adversely affect operating results;

•	Seasonal fluctuations in business could adversely impact stock price;

•	Need for additional capital in the future which might not be available; and

•	The loss of key management personnel.
Issuance of Additional Securities In The Future.
          There is generally no restriction on our ability to issue debt or equity securities which are pari passu or have a preference over our Class A Common Stock. Likewise, there is also no restriction on the ability of BankAtlantic Bancorp to issue additional capital stock or incur additional indebtedness. Authorized but unissued shares of our capital stock are available for issuance from time to time in the discretion of our Board of Directors, including issuances in connection with acquisitions. Any such issuances may be dilutive to our earnings per share or to our shareholders’ ownership position.
          On January 30, 2007, BFC entered into a Merger Agreement with Levitt, as described above in Item 1. Business, which would result in the issuance of approximately 38 million shares of BFC Class A Common Stock.
Our portfolio of equity securities subjects us to equity pricing risks
          We maintain a portfolio of publicly traded and privately held equity securities that subject us to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact our net income as a result of devaluation of these investments. At December 31, 2006, we had equity securities available for sale with a book value of approximately $2.3 million, as well as our investment in Benihana Series B Convertible Preferred Stock for which no market is available. If the Company were to convert its investment in Benihana, it would represent 1,052,632 shares of Benihana Class A Common Stock. At December

31, 2006, the aggregate market value of such shares would have been $33.3 million. See “Quantitative and Qualitative Disclosures About Market Risk.”
Our control position may adversely affect the market price of BankAtlantic Bancorp’s and Levitt’s Class A Common Stock.
          As of December 31, 2006, we owned all of BankAtlantic Bancorp’s issued and outstanding Class B Common Stock and 8,329,236 shares, or approximately 14.8%, of BankAtlantic Bancorp’s issued and outstanding Class A Common Stock and we owned all of Levitt’s issued and outstanding Class B Common Stock and 2,074,243 shares, or approximately 11.2%, of Levitt’s issued and outstanding Class A Common Stock. Our share holdings in BankAtlantic Bancorp represent approximately 54.9% of its total voting power, and our share holdings in Levitt represent approximately 52.9% of its total voting power. Since the Class A Common Stock and Class B Common Stock of each of BankAtlantic Bancorp and Levitt vote as a single group on most matters, we are in a position to control BankAtlantic Bancorp and Levitt and elect BankAtlantic Bancorp’s and Levitt’s Boards of Directors. As a consequence, we have the voting power to significantly influence the outcome of any shareholder vote of BankAtlantic Bancorp and Levitt, except in those limited circumstances where Florida law mandates that the holders of our Class A Common Stock vote as a separate class. Our control position may have an adverse effect on the market prices of BankAtlantic Bancorp’s and Levitt’s Class A Common Stock.
Alan B. Levan And John E. Abdo’s Control Position May Adversely Affect The Market Price Of Our Common Stock.
          Alan B. Levan, our Chairman of the Board of Directors and Chief Executive Officer, and John E. Abdo, our Vice Chairman of the Board of Directors, may be deemed to have beneficially owned at December 31, 2006 approximately 44.4% of our Class A Common Stock and 86.4% of our Class B Common Stock. These shares represented approximately 52.7% of our total common stock and 77.1% of our total voting power at December 31, 2006. Since our Class A Common Stock and Class B Common Stock vote as a single class on most matters, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote and elect the members of our Board of Directors. Alan B. Levan and John E. Abdo’s control position may have an adverse effect on the market price of our common stock.
The terms of our articles of incorporation, which establish fixed relative voting percentages between our Class A Common Stock and Class B Common Stock, may not be well accepted by the market.
          Our Class A Common Stock and Class B Common Stock generally vote together as a single class. The Class A Common Stock possesses in the aggregate 22% of the total voting power of all our common stock and the Class B Common Stock possess in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, at which time the Class A Common Stock aggregate voting power will change to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will change to a fixed 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, at which time the fixed voting percentages will be eliminated. These changes in the relative voting power represented by each class of our common stock are based only on the number of shares of Class B Common Stock outstanding, thus issuances of Class A Common Stock including issuance of shares in connection with the proposed merger with Levitt, will have no effect on these provisions. Additional shares of Class A Common Stock are issued, it is likely that the disparity between the equity interest represented by the Class B Common Stock and its voting power will widen. While the amendment creating this capital structure was approved by our shareholders, the fixed voting percentage provisions are somewhat unique. If the market does not sufficiently accept this structure, the trading price and market for our Class A Common Stock would be adversely affected.

Financial Services Segment Risk Factors
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1A. Risk Factors regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” , “our” or “Parent Company” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
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
          The current level of short term interest rates is approximately equal to longer term rates. This is referred to as a “flat yield curve.” This situation has existed for some time extending back to 2005. BankAtlantic’s net interest income is largely derived from a combination of two factors: the level of core deposits, such as demand savings and NOW deposits, and the ability of banks to raise short term deposits and other borrowings and invest them at longer maturities. The current flat yield curve has significantly impacted the ability of BankAtlantic to profitably raise short term funds for longer term investment as the interest rate spread between short term and long term maturities is negligible. The future pattern of interest rates, including the relationship between short term and long term rates, will determine our ability to improve net interest income.
BankAtlantic’s “Florida’s Most Convenient Bank” initiative has resulted in higher operating expenses, which has had an adverse impact on our earnings.
          BankAtlantic’s “Florida’s Most Convenient Bank” initiative and its associated expanded operations have required it to provide additional management resources, hire additional personnel, increase compensation, occupancy and marketing expenditures and take steps to enhance and expand its operational and management information systems. Employee compensation, occupancy and advertising expenses have significantly increased since the inception, during 2002, of the initiative from $78.9 million during 2001 to $182.0 million during 2005 and $238.0 million during 2006. Additionally, BankAtlantic has renovated the interior of most of its existing stores and has committed to a program to expand its store network. During the two years ended December 31, 2006, BankAtlantic opened 17 new stores and anticipates accelerating the pace of store openings in future periods.
          As a result of these growth initiatives, BankAtlantic has incurred and will continue to incur increased operating expenses, which occur in advance of any anticipated benefit resulting from these expenses. In the event that the “Florida’s Most Convenient Bank” initiative does not produce the results anticipated, BankAtlantic’s increased operating expenses will not be adequately offset by the benefits of the initiative and our earnings will continue to be adversely impacted. Additionally, if our growth initiatives do not produce results which justify these increases in operating expenses, we may be forced to reduce expenses which could result in additional charges and costs.
          Further, while management is currently undertaking a review of all non-interest expenses, including marketing expenses which increased significantly in 2006 with a view of reducing expenses not directly associated with new stores or customer service. There is no assurance that BankAtlantic will be successful in its efforts to reduce expenses.
BankAtlantic’s loan portfolio is concentrated in real estate lending.
          The national real estate market is showing signs of a slow down, particularly in areas that have seen significant growth, including Florida and California. Our loan portfolio is concentrated in commercial real estate loans (virtually all of which are located in Florida), residential mortgages (nationwide), and consumer home-equity loans (Florida). We have exposure to credit losses that may arise from this concentration in what many believe is a softening real estate sector. Included in the commercial real estate loans are approximately $389 million of land development loans, which are susceptible to extended maturities or borrower default due to a slow-down in Florida construction activity, and $95.1 million of development loans for low and mid-rise condominium projects in Florida, where there is an increasing supply of new construction in the face of falling demand.
BankAtlantic obtains a significant portion of its non-interest income through service charges on core deposit accounts.
          BankAtlantic’s core deposit account growth has generated a substantial amount of service charge income. The largest component of this service charge income is overdraft fees. Changes in customer behavior as well as increased competition from other financial institutions could result in declines in core deposit accounts or in overdraft frequency resulting in a decline in service charge income. Additionally, any future changes in banking regulations may impact this revenue source. Any of such changes could have a material adverse effect on BankAtlantic’s results.

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
          The majority of BankAtlantic’s loan portfolio consists of loans secured by real estate. BankAtlantic’s loan portfolio included $2.2 billion of loans secured by residential real estate and $1.4 billion of commercial real estate, construction and development loans at December 31, 2006. At December 31, 2006, BankAtlantic’s commercial real estate, construction and development loans, which are concentrated mainly in Florida, represented approximately 37.6% of its loan portfolio. The real estate market in Florida is currently exhibiting signs of weakness. If real estate values in Florida were to decline, the credit quality of BankAtlantic’s loan portfolio and its earnings could be adversely impacted. Real estate values are affected by various factors, including changes in general and/or regional economic conditions, governmental rules and policies and natural disasters such as hurricanes.
          BankAtlantic’s commercial real estate loan portfolio includes large lending relationships, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $30 million. These relationships represented an aggregate outstanding balance of $532 million as of December 31, 2006. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic’s interest-only residential loans exposes it to greater credit risks.
          Approximately 50% of our residential loan portfolio consists of interest-only loans. These loans have reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal amount commence. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. It is anticipated that it will be difficult for borrowers to refinance residential loans in markets where real estate values have declined.
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
          BankAtlantic’s business, the location of its stores and the real estate collateralizing its commercial real estate loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, and any economic downturn in Florida or adverse changes in laws and regulations in Florida would have a negative impact on our revenues and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes. The occurrence of an economic downturn in Florida, adverse changes in laws or regulations in Florida or natural disasters could impact the credit quality of BankAtlantic’s assets, growth, the level of deposits our customers maintain with BankAtlantic, the success of BankAtlantic’s customers’ business activities, and the ability of BankAtlantic to expand its business.
Regulatory Compliance.
          The banking industry is an industry subject to multiple layers of regulation. A risk of doing business in the banking industry is that a failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans and/or limitations on dividend payments, depending upon the type of violation and various other factors. As a holding company, BankAtlantic Bancorp is also subject to significant regulation. For a description of the primary regulations applicable to BankAtlantic and BankAtlantic Bancorp see “Regulations and Supervision”.
BankAtlantic has entered into a deferred prosecution agreement with the Department of Justice and a Cease and Desist Order with the OTS regarding its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act.
          In April 2006, BankAtlantic entered into a deferred prosecution agreement with the U.S. Department of Justice relating to past deficiencies in BankAtlantic’s compliance with the Bank Secrecy Act and anti-money laundering laws. Under the Department of Justice agreement, BankAtlantic agreed to the filing of one-count information charging it with failing to establish an adequate anti-money laundering compliance program in accordance with the Bank Secrecy Act. BankAtlantic simultaneously entered into a cease and desist order with the Office of Thrift Supervision (OTS) and a consent agreement with the Financial Crimes Enforcement Network (FinCEN) relating to deficiencies in its compliance with the Bank Secrecy Act. The Department of Justice has agreed to take no further action against BankAtlantic in connection with this matter, the court will dismiss the information, and the deferred prosecution agreement will expire if BankAtlantic complies with the obligations under the deferred prosecution agreement for a period of twelve months. While BankAtlantic believes that it has appropriate policies and procedures in place to maintain full compliance with the terms of the Department of Justice agreement and the OTS order, compliance with the Bank Secrecy Act is inherently difficult and there is no assurance that BankAtlantic will remain in full compliance with the Bank Secrecy Act or the terms of the Department of Justice agreement or the OTS order. If the federal agencies deem BankAtlantic not in compliance with its obligations under the deferred prosecution agreement or the cease and desist order BankAtlantic may not be able to obtain regulatory approvals necessary to proceed with certain aspects of its business plan, including its store expansion and other acquisition plans, and its ability to pay dividends, could be adversely affected by a cease and desist order or any other actions taken by regulators or other federal agencies.
Parent Company
We are controlled by BFC Financial Corporation and its control position may adversely affect the market price of our Class A common stock.
          As of December 31, 2006, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B common stock and 8,329,236 shares, or approximately 15%, of the Company’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 55% of the Company’s total voting power. Class A common stock and Class B common stock vote as a single group on most matters. BFC is in a position to control the Company and elect the Company’s Board of Directors. As a consequence, BFC has the voting power to significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC’s control position may have an adverse effect on the market price of the Company’s Class A common stock.

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
          Additionally, although no prior OTS approval may be necessary, BankAtlantic is required to give the OTS thirty (30) days notice before making any capital distribution to BankAtlantic Bancorp. The OTS may object to any capital distribution if it believes the distribution will be unsafe and unsound. Additional capital distributions above the limit for an expedited treatment institution are possible but require the prior approval of the OTS. The OTS is not likely to approve any distribution that would cause BankAtlantic to fail to meet its capital requirements on a pro forma basis after giving effect to the proposed distribution. The FDIC has backup authority to take enforcement action if it believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, even if the OTS has cleared the distribution.
          At December 31, 2006, BankAtlantic had approximately $263.3 million of indebtedness outstanding at the holding company level with maturities in 2032 and 2033. The aggregate annual interest expense on this indebtedness is approximately $21.1 million. During 2006, BankAtlantic Bancorp received $20 million of dividends from BankAtlantic. BankAtlantic Bancorp’s financial condition and results would be adversely affected if the amounts needed to satisfy its debt obligations, including any additional indebtedness incurred in the future, exceeded the amount of dividends it receives from its subsidiaries.
Our activities and our subsidiary’s activities are subject to regulatory requirements that could have a material adverse effect on our business.
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
          We maintain a portfolio of publicly traded and privately held equity securities that subject us to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact our net income as a result of devaluation of these investments. At December 31, 2006 we had equity securities with a book value of approximately $82 million. See “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, in connection with the merger of Ryan Beck with Stifel in February 2007, we received approximately 2,375,000 shares of Stifel common stock, cash consideration of $1.9 million and we anticipate receiving warrants to acquire approximately 480,000 shares of Stifel common stock upon Stifel shareholder approval. Stifel had approximately 12,400,000 shares of common stock outstanding at the acquisition date, excluding the shares of common stock issued to us at the closing of the Ryan Beck acquisition. In addition to limitations imposed by federal securities laws, we are subject to contractual restrictions which limit the number of Stifel shares that we are permitted to sell during the 18 month period following the merger. Even after these restrictions lapse, the trading market for Stifel shares may not be liquid enough to permit us to sell Stifel common stock that we own without significantly reducing the market price of these shares, if we are able to sell them at all.
          The repayment of our subordinated debentures is dependent on the ability of our subsidiaries to pay dividends to us.”

Homebuilding & Real Estate Development Segment Risk Factors
          Our Homebuilding & Real Estate Development segment consists of Levitt Corporation, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if declared and paid by Levitt. Levitt is a separate public company and its management prepared the following Item 1A. Risk Factors regarding Levitt which was included in Levitt’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us”, “our” or “Parent Company” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
“RISKS RELATING TO OUR BUSINESS AND THE REAL ESTATE BUSINESS GENERALLY
We engage in real estate activities which are speculative and involve a high degree of risk
          The real estate industry is highly cyclical by nature, the current market is experiencing a significant decline and future market conditions are uncertain. Factors which adversely affect the real estate and homebuilding industries, many of which are beyond our control, include:
•	overbuilding or decreases in demand;

•	inventory build-up due to buyers contract cancellations;

•	the availability and cost of financing;

•	unfavorable interest rates and increases in inflation;

•	changes in the general availability of land and competition for available land;

•	construction defects and warranty claims arising in the ordinary course of business or otherwise, including mold related property damage and bodily injury claims and homeowner and homeowners’ association lawsuits;

•	changes in national, regional and local economic conditions;

•	cost overruns, inclement weather, and labor and material shortages;

•	the impact of present or future environmental legislation, zoning laws and other regulations;

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property, and

•	increase in real estate taxes, insurance and other local government fees.
We have experienced a decline in our homebuilding operations over the past year which has adversely affected our sales volume and pricing.
          In 2006, the homebuilding industry in our markets experienced a significant decline in demand for new homes. The trends in the homebuilding industry continue to be unfavorable. Demand has slowed as evidenced by fewer new orders and lower conversion rates in the markets in which we operate. These conditions have been particularly difficult in Florida, which is the market in which we have the strongest presence. Spec inventories have increased as a result of higher cancellation rates on pending contracts as new homeowners sometimes find it more advantageous to forfeit a deposit than to close on the purchase of the home. The combination of the lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them. We cannot predict how long demand and other factors in the homebuilding market will remain unfavorable, how active the market will be during the coming periods and if sales volume and pricing will return to past levels or levels that will enable us to operate more profitably.
Our industry is highly competitive
          The homebuilding industry is highly competitive. We compete in each of our markets with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins in order to maintain sales volume.
          We also compete with the resale of existing homes, including foreclosed home sales by lenders, sales by housing speculators and available rental housing. As demand for homes has slowed, the number of completed unsold homes has increased as well as the supply of existing homes. Competition with existing inventory, including homes purchased for speculation, has resulted in increased pressure on the prices at which we are able to sell homes, as well as upon the number of homes we can sell.

Continued decline in land values could result in further impairment write-offs.
          Some of the land we currently own was purchased at prices that reflected the historic high demand cycle in the homebuilding industry. The recent slowdown in the homebuilding industry in our markets resulted in $36.8 million of homebuilding inventory impairments for the year ended December 31, 2006. If market conditions continue to deteriorate, the fair value of some of these assets or additional assets may decrease and be subject to future impairment write-offs and adversely affect our financial condition and operating results. Further, impairment write-offs could also result in the acceleration of debt which is secured by impaired assets. In order to remain competitive, we are aggressively offering sales incentives which will negatively impact our margins and may impact our backlog.
Because real estate investments are illiquid, a decline in the real estate market or in the economy in general could adversely impact our business and our cash flow.
          Real estate investments are generally illiquid. Companies that invest in real estate have a limited ability to vary their portfolio of real estate investments in response to changes in economic and other conditions. In addition, the market value of any or all of our properties or investments may decrease in the future. Moreover, we may not be able to timely dispose of an investment when we find dispositions advantageous or necessary, or complete the disposition of properties under contract to be sold, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness secured by the property. As part of our strategy for future growth, we significantly increased our land inventory during 2006, with our inventory of real estate increasing from $611.3 million at December 31, 2005 to $822.0 million at December 31, 2006. This substantial increase in our land holdings and concentration in Florida subjects us to a greater risk from declines in real estate values in our markets. Further, these newly acquired properties were purchased at a time when competition for land was very high, and accordingly these properties may be more susceptible to impairment write downs in the current real estate environment. Declines in real estate values or in the economy generally could have a material adverse impact on our financial condition and results of operations.
Shortages of supplies and labor could increase costs and delay deliveries, which may adversely affect our operating results
          Our ability to develop our projects may be affected by circumstances beyond our control, including:
•	shortages or increases in prices of construction materials;

•	natural disasters in the areas in which we operate;

•	work stoppages, labor disputes and shortages of qualified trades people, such as carpenters, roofers, electricians and plumbers;

•	lack of availability of adequate utility infrastructure and services; and

•	our need to rely on local subcontractors who may not be adequately capitalized or insured.
          Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing one or more of our projects or individual homes. We compete with other real estate developers, both regionally and nationally, for labor as well as raw materials, and the competition for materials has recently become global. Increased costs or shortages of lumber, drywall, steel, concrete, roofing materials, pipe and asphalt could cause increases in construction costs and construction delays.
          Historically, we have sought to manage our costs, in part, by entering into short-term, fixed-price materials contracts with selected subcontractors and material suppliers. We may be unable to achieve cost containment in the future by using fixed-price contracts. Without corresponding increases in the sales prices of our real estate inventories (both land and finished homes), increasing materials costs associated with land development and home building could negatively affect our margins. We may not be able to recover these increased costs by raising our home prices because, typically, the price for each home is set in a home sale contract with the customer months prior to delivery. If we are unable to increase our prices for new homes to offset these increased costs, our operating results could be adversely affected.
Natural disasters could have an adverse effect on our real estate operations
          We currently develop and sell a significant portion of our properties in Florida. The Florida markets in which we operate are subject to the risks of natural disasters such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on our business by causing the incurrence of uninsured losses, increased homebuyer insurance rates, delays in construction, and shortages and increased costs of labor and building materials. In 2005 three named storms made landfall in the State of Florida causing little damage to our communities. In addition, during the 2004 hurricane season, five named storms made landfall in the State causing property damage in several of our communities; however, our losses were primarily related to landscaping and claims based on water intrusion associated with the hurricanes, and we have attempted to address those issues. In May 2005, a purported class action was brought on behalf of owners of homes in a particular Central Florida Levitt and Sons’ subdivision alleging construction defects and damage suffered during certain of the hurricanes in 2004.
          In addition to property damage, hurricanes may cause disruptions to our business operations. New homebuyers cannot obtain insurance until after named storms have passed, creating delays in new home deliveries. Approaching storms require that sales, development and construction operations be suspended in favor of storm preparation activities such as securing construction materials and equipment. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts around the state. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months.
Our ability to sell lots and homes, and, accordingly, our operating results, will be affected by the availability of financing to potential purchasers
          Most purchasers of real estate finance their acquisitions through third-party mortgage financing. Residential real estate demand is generally adversely affected by:
•	increases in interest rates,

•	decreases in the availability of mortgage financing,

•	increasing housing costs,

•	unemployment, and

•	changes in federally sponsored financing programs.
          Increases in interest rates or decreases in the availability of mortgage financing could depress the market for new homes because of the increased monthly mortgage costs or the unavailability of financing to potential homebuyers. Even if potential customers do not need financing, increases in interest rates and decreased mortgage availability could make it harder for them to sell their homes. Recently, increases in rates on certain adjustable rate mortgage products and a trend of increasing defaults by borrowers generally, including under sub prime, certain interest only and negative amortization mortgage loans could lead to a reduction in the availability of mortgage financing. If demand for housing declines, land may remain in our inventory longer and our corresponding borrowing costs would increase. This would adversely affect our operating results and financial condition.
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
A portion of our revenues from land sales in our master planned communities are recognized for accounting purposes under the percentage of completion method, therefore if our actual results differ from our assumptions our profitability may be reduced.
          Under the percentage of completion method for recognizing revenue, we record revenue as work on the project progresses. This method relies on estimates of total expected project costs. Revenue and cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the period when such estimates are revised. Variation of actual results and our estimates in these large master planned communities could be material.
Product liability litigation and claims that arise in the ordinary course of business may be costly which could adversely affect our business
          Our homebuilding and commercial development business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the homebuilding and commercial real estate industries and can be costly. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. However, these insurance policies only protect us against a portion of our risk of loss from claims. In addition, because of the uncertainties inherent in these matters, we cannot provide reasonable assurance that our insurance coverage or our subcontractor arrangements will be adequate to address all warranty, construction defect and liability claims in the future. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our operating results. We are currently a defendant in a purported class action lawsuit alleging construction defects and seeking damages. While we are vigorously defending this action, we will be required to incur legal fees and there is no assurance that we will be successful in litigation.
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
          In developing a project and building homes or commercial properties, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:
•	installation of utility services such as gas, electric, water and waste disposal,

•	the dedication of acreage for open space, parks and schools,

•	permitted land uses, and

•	the construction design, methods and materials used.
          These laws or regulations could, among other things:
•	establish building moratoriums,

•	limit the number of homes or commercial properties that may be built,

•	change building codes and construction requirements affecting property under construction,

•	increase the cost of development and construction, and

•	delay development and construction.
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
We utilize community development districts to fund development costs
          We establish community development districts to access tax-exempt bond financing to fund infrastructure and other projects at our master-planned communities. We are responsible for any assessed amounts until the underlying property is sold. We will continue to be responsible for the annual assessments if the property is never sold.
RISKS RELATING TO OUR COMPANY
Our indebtedness and leverage could adversely affect our financial condition, restrict our ability to operate and prevent us from fulfilling our obligations
          We have a significant amount of debt. At December 31, 2006, our consolidated debt was approximately $615.7 million. Our debt could:
•	require us to dedicate a substantial portion of our cash flow from operations to payment of or on our debt and reduce our ability to use our cash flow for other purposes,

•	be accelerated if we do not meet required covenants or the collateral securing the indebtedness decreases in value,

•	make us more vulnerable in the event of a downturn in our business or in general economic conditions.

•	impact our flexibility in planning for, or reacting to, the changes in our business,

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements, and

•	place us at a competitive disadvantage if we have more debt than our competitors.
          Our ability to meet our debt service and other obligations, to refinance our indebtedness or to fund planned capital expenditures will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. The factors that affect our ability to generate cash can also affect our ability to raise additional funds for these purposes through the sale of equity securities, the refinancing of debt, or the sale of assets. Changes in prevailing interest rates may affect our ability to meet our debt service obligations, because borrowings under a significant portion of our debt instruments bear interest at floating rates.
          Our anticipated minimum debt payment obligations in 2007 total approximately $46.0 million, which does not include repayments of specified amounts upon a sale of portions of the property securing the debt or any amounts that could be accelerated in the event that property serving as collateral becomes impaired. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.
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
Our current land development plans may require additional capital, which may not be available
          We anticipate that we will need to obtain additional financing as we fund our current land development projects. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. In addition, the availability of borrowed funds, especially for land acquisition and construction financing, may be greatly reduced, and lenders may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our land development activities or reduce capital expenditures and the size of our operations.
Our results may vary
          We historically have experienced, and expect to continue to experience, variability in operating results on a quarterly basis and from year to year. Factors expected to contribute to this variability include:
•	the cyclical nature of the real estate and construction industries,

•	prevailing interest rates and the availability of mortgage financing,

•	the uncertain timing of closings,

•	weather and the cost and availability of materials and labor,

•	competitive conditions, and

•	the timing of receipt of regulatory and other governmental approvals for construction of projects.
          The volume of sales contracts and closings typically varies from quarter to quarter depending on the stages of development of our projects. In the early stages of a project’s development (two to three years depending on the project), we incur significant start-up costs associated with, among other things, project design, land acquisition and development, construction and marketing expenses. Since revenues from sales of properties are generally recognized only upon the transfer of title at the closing of a sale, no revenue is recognized during the early stages of a project unless land parcels or residential homesites are sold to other developers. Our costs and expenses were approximately $607.8 million, $500.6 million and $484.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. Periodic sales of properties may be insufficient to fund operating expenses and the current trends we are experiencing with respect to new sales and cancellations in our homebuilding operations makes it likely that our level of sales over the next 12 months will be significantly below past levels. Further, if sales and other revenues are not adequate to cover costs and expenses, we will be required to seek a source of additional operating funds. Accordingly, our financial results will vary from community to community and from time to time.

We may not successfully integrate acquired businesses into ours
          As part of our business strategy, we have in the past and expect to continue to evaluate acquisition prospects that would complement our existing business, or that might otherwise offer growth opportunities. Acquisitions entail numerous risks, including:
•	difficulties in assimilating acquired management and operations,

•	risks associated with achieving profitability,

•	the incurrence of significant due diligence expenses relating to acquisitions that are not completed,

•	unforeseen expenses,

•	integrating information technologies,

•	risks associated with entering new markets in which we have no or limited prior experience,

•	the potential loss of key employees of acquired organizations, and

•	risks associated with transferred assets and liabilities.
          We may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, properties or personnel into our business, without substantial costs, delays or other operational or financial difficulties. Our failure to do so could have a material adverse effect on our business, financial condition and results of operations. If we are unable to successfully realize the anticipated benefits of an acquisition, we may be required to incur an impairment charge with respect to any goodwill recognized in the acquisition. For the year ended December 31, 2006, $1.3 million of goodwill recorded in connection with the Bowden acquisition consummated in 2004 was fully written off. In addition, we may incur debt or contingent liabilities in connection with future acquisitions, which could materially adversely affect our operating results.
Our controlling shareholders have the voting power to control the outcome of any shareholder vote, except in limited circumstances
          As of December 31, 2006, BFC Financial Corporation owned 1,219,031 shares of our Class B common stock, which represented all of our issued and outstanding Class B common stock, and 2,074,240 shares, or approximately 11% of our issued and outstanding Class A common stock. In the aggregate these shares represent approximately 53% of our total voting power and approximately 17% of our total equity. Since the Class A common stock and Class B common stock vote as a single group on most matters, BFC Financial Corporation is in a position to control our company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own approximately 35.1% and 17.6% of the shares of BFC Financial Corporation, respectively. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of Levitt Corporation, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC Financial Corporation’s interests may conflict with the interests of our other shareholders. On January 31, 2007, we announced that we had entered into a definitive merger agreement whereby we will become a wholly-owned subsidiary of BFC. See — “Business-Recent Developments-BFC Merger.”
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
          For the year ended December 31, 2006, our earnings from our investment in Bluegreen were $9.7 million, decreasing from $12.7 million in 2005, and from $13.1 million in 2004. At December 31, 2006, the book value of our investment in Bluegreen was $107.1 million. Accordingly, a significant portion of our earnings and book value are dependent upon Bluegreen’s ability to continue to generate earnings and maintain its market value. Further, declines in the market value of Bluegreen’s shares or other events that could impair the value of our holdings would have an adverse impact on the value of our investment. We annually review the investment in Bluegreen for impairment. We refer you to the public reports filed by Bluegreen with the Securities and Exchange Commission for information regarding Bluegreen.”

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
          The principal and executive offices of the Company, BankAtlantic Bancorp, and BankAtlantic are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309. Levitt maintains its corporate offices at 2200 West Cypress Creek Road, Ft. Lauderdale, Florida 33309. The Company also maintains offices at 4150 SW 28th Way, Fort Lauderdale, Florida 33312, which it leases from BankAtlantic.
          The following table sets forth BankAtlantic owned and leased store offices by region at December 31, 2006:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Owned full-service stores	7	10	24	4	—
Leased full-service stores	13	12	5	9	—
Ground leased full-service stores (1)	1	2	1	—	—

Total full-service stores	21	24	30	13	—

Lease expiration dates	2007-2026	2007-2015	2008-2012	2007-2027	—

Ground lease expiration dates	2026	2020-2072	2026	—	—

(1)	Stores in which BankAtlantic owns the building and leases the land.
          The following table sets forth BankAtlantic leased drive-through facilities, executed ground leases for store expansion, leased back-office facilities and leased loan production offices by region at December 31, 2006:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Leased drive-through facilities	1	2	—	—	—

Drive through lease expiration dates	2026	2011-2014	—	—	—

Executed ground leases (2)	1	1	—	3	3

Executed ground lease expiration dates	2027	2017	—	2027	2027-2028

Leased back-office facilities	—	2	1	1	1

Back-office lease expiration dates	—	2009-2011	2007	2011	2013

Leased loan production offices	1	—	—	1	2

Loan production lease expiration dates	2009	—	—	2009	2009-2011

(2)	Stores in which BankAtlantic has executed the lease and has not yet opened the store.
          As of December 31, 2006, BankAtlantic has 12 parcels of land with a book balance of $23.9 million for its store expansion initiatives included in office properties and equipment in the Company’s Consolidated Statement of Financial Condition.
          Levitt’s principal and executive offices are located at 2200 West Cypress Creek Road in Fort Lauderdale, Florida 33309, which is Levitt’s corporate headquarters. In addition, Levitt and its subsidiaries occupy premises in various locations in Florida, Georgia, South Carolina and Tennessee under leases that expire at various dates through 2010. In addition to Levitt’s properties used for offices, Levitt additionally owns commercial space in Florida that is leased to third parties. Because of the nature of Levitt’s real estate operations, significant amounts of property are held as inventory and property and equipment in the ordinary course of Levitt’s business. See, Item 1 Business – Homebuilding & Real Estate Development Segment for a description of property owned by Levitt in connection with its homebuilding and land development business.

ITEM 3. LEGAL PROCEEDINGS
          On May 26, 2005, a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against Levitt in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of residents in one of Levitt’s communities in Central Florida. The complaint alleges, among other claims, construction defects and unspecified damages ranging from $50,000 to $400,000 per house. While there is no assurance that Levitt will be successful, Levitt believes it has valid defenses and is engaged in a vigorous defense of the action. The amount of loss related to this matter is estimated to be $320,000 which is recorded in the consolidated balance sheet as of December 31, 2006 as an accrued expense.
          On December 12, 2006 Levitt Corporation received a letter from the Internal Revenue Service advising that Levitt and its subsidiaries has been selected for an examination of the tax period ending December 31, 2004. The scope of the examination was not indicated in the letter.
          In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending, and tax certificates activities and homebuilding and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes financial position, results of operations or cash flow will not be materially impacted by the resolution of these matters.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2006.

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
          On March 6, 2007, there were approximately 3,200 holders of the Class A Common Stock and approximately 780 holders of Class B Common Stock.
          The following table sets forth, for the indicated periods, the high and low closing sale prices for our Class A Common Stock as reported by the Nasdaq National Market and New York Stock Exchange Arca and for our Class B Common Stock as reported by the National Association of Securities Dealers Automated Quotation System. The stock prices do not include retail mark-ups, mark-downs or commissions and are adjusted for all stock splits and stock dividends.

	High	Low
Class A Common Stock:

2005
First Quarter	$11.34	$9.04
Second Quarter	10.29	7.81
Third Quarter	9.00	6.81
Fourth Quarter	7.05	4.90

2006
First Quarter	$6.64	$5.35
Second Quarter	8.16	5.69
Third Quarter	7.10	4.35
Fourth Quarter	7.06	4.80

	High	Low
Class B Common Stock:

2005
First Quarter	$11.12	$9.20
Second Quarter	10.70	7.80
Third Quarter	8.70	7.00
Fourth Quarter	6.75	4.85
2006
First Quarter	$6.50	$5.25
Second Quarter	7.70	5.70
Third Quarter	8.25	5.00
Fourth Quarter	6.80	4.85

          While there are no restrictions on the payment of cash dividends by BFC, BFC has never paid cash dividends on its common stock.
          There are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to its common shareholders, including BFC. The primary source of funds for payment by BankAtlantic Bancorp of dividends to BFC is currently dividends received by BankAtlantic Bancorp from BankAtlantic, which is limited by applicable regulations.
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

			Number of securities
			Remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	(excluding outstanding
Plan category	of outstanding options	outstanding options	options)

Equity compensation plans approved by security holders	1,607,087	$4.88	2,479,448
Equity compensation plans not approved by security Holders	—	—	—

Total	1,607,087	$4.88	2,479,448

          On October 21, 2006 the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its Class A common stock through open market or private transactions at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. The shares purchased in this program will be retired. There were no repurchases of BFC equity securities during the 2006 fourth quarter or during the year ended December 31, 2006.

Shareholder Return Performance Graph
          Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A Stock, DJ Wilshire 5000 Index and NASDAQ Bank Stocks and assumes $100 is invested on December 31, 2001.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
BFC Financial Corporation	100	100	343	499	263	321
DJ Wilshire 5000 Index	100	78	101	112	117	133
Nasdaq Bank Index	100	105	136	151	144	160

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
          The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2006 through 2002. Certain selected financial data presented below as of December 31, 2006, 2005, 2004, 2003 and 2002 and for each of the years in the five-year period ended December 31, 2006, are derived from our audited consolidated financial statements. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto which are included elsewhere in this report.
(Dollars in thousands, except per share data, ratios, percentages, units and acres)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Income Statement
Revenues
BFC Activities	$3,682	$3,129	$5,683	$1,073	$607
Financial Services	507,746	445,537	358,703	320,534	350,987
Homebuilding & Real Estate Development	583,152	574,824	558,838	288,686	212,081

	1,094,580	1,023,490	923,224	610,293	563,675

Costs and Expenses
BFC Activities	12,370	9,665	7,452	7,019	5,141
Financial Services	474,311	381,916	280,431	275,507	321,243
Homebuilding & Real Estate Development	606,655	498,760	481,618	253,169	191,662

	1,093,336	890,341	769,501	535,695	518,046

Equity in earnings from unconsolidated affiliates	10,935	13,404	19,603	10,126	9,327

Income from continuing operations	12,179	146,553	173,326	84,724	54,956
(Benefit) provision for income taxes	(528)	59,566	70,920	36,466	19,615
Noncontrolling interest	13,404	79,267	90,388	43,616	33,501

(Loss) income from continuing operations	(697)	7,720	12,018	4,642	1,840
(Loss) income from discontinued operations, net of noncontrolling interest and income taxes	(1,524)	5,054	2,212	2,380	2,151
Income from extraordinary items, net of noncontrolling interest and income taxes	—	—	—	—	3,298
Cumulative effect of a change in accounting principle, net of noncontrolling interest and income taxes	—	—	—	—	(2,097)

Net (loss) income	(2,221)	12,774	14,230	7,022	5,192
5% Preferred Stock dividends	750	750	392	—	—

Net (loss) income allocable to common stock	$(2,971)	$12,024	$13,838	$7,022	$5,192

(CONTINUED)

(Dollars in thousands, except per share data, ratios, percentages, units and acres)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Common Share Data (a), (c), (d)
Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.04)	$0.24	$0.48	$0.21	$0.08
Discontinued operations	(0.05)	0.18	0.09	0.10	0.10
Extraordinary items	—	—	—	—	0.15
Cumulative effect of a change in accounting principle	—	—	—	—	(0.09)

Basic (loss) earnings per share of common stock	$(0.09)	$0.42	$0.57	$0.31	$0.23

Diluted (loss) earnings per share:
Diluted earnings (loss) per share from continuing operations	$(0.05)	$0.22	$0.40	$0.16	$0.07
Discontinued operations	(0.05)	0.15	0.07	0.09	0.09
Extraordinary items	—	—	—	—	0.14
Cumulative effect of a change in accounting principle	—	—	—	—	(0.09)

Diluted (loss) earnings per share of common stock	$(0.10)	$0.37	$0.47	$0.25	$0.21

Basic weighted average number of common shares outstanding	33,249	28,952	24,183	22,818	22,454
Diluted weighted average number of common shares outstanding	33,249	31,219	27,806	26,031	22,454
Ratio of earnings to fixed charges (e)	—	—	—	0.28	—
Dollar deficiency of earnings to fixed charges (e)	$5,197	$7,245	$4,145	$—	$1,347
(CONTINUED)

(Dollars in thousands, except per share data, ratios, percentages, units and acres)

	December 31,
Balance Sheet (at period end)	2006	2005	2004	2003	2002
Loans and leases, net	$4,603,505	$4,628,744	$4,561,073	$3,611,612	$3,377,870
Securities	$1,081,980	$1,064,857	$1,066,892	$553,148	$925,371
Total assets	$7,605,766	$7,395,755	$6,954,847	$5,136,235	$5,415,933
Deposits	$3,867,036	$3,752,676	$3,457,202	$3,058,142	$2,920,555
Securities sold under agreements to repurchase and federal funds purchased	$128,411	$249,263	$257,002	$120,874	$116,279
Other borrowings (f)	$2,426,000	$2,131,976	$2,086,368	$1,209,571	$1,686,613
Shareholders’ equity	$177,585	$183,080	$125,251	$85,675	$77,411
Book value per share (d), (g)	4.84	5.25	4.25	3.68	3.45
Return on average equity (b)(h)	(1.24)%	8.08%	13.16%	8.63%	6.85
BankAtlantic Asset quality ratios
Non-performing assets, net of reserves as a percent of total loans, tax certificates and real estate owned	0.55%	0.17%	0.19%	0.36%	0.86
Loan loss allowance as a percent of non-performing loans	982.89%	605.68%	582.18%	422.06%	235.61
Loan loss allowance as a percentage of total loans	0.94%	0.88%	1.00%	1.24%	1.38
Capital Ratios for BankAtlantic
Total risk based capital	12.08%	11.50%	10.80%	12.06%	11.89
Tier I risk based capital	10.50%	10.02%	9.19%	10.22%	10.01
Leverage	7.55%	7.42%	6.83%	8.52%	7.26
Levitt Corporation
Consolidated margin on sales of real estate (i)	$83,125	$150,030	$143,378	$73,627	$48,133
Consolidated Margin	14.70%	26.90%	26.1%	26.0%	23.2
Homes delivered (units)	1,660	1,789	2,126	1,011	740
Backlog of homes (units)	1,248	1,792	1,814	2,053	824
Backlog of homes (sales value)	$438,240	$557,325	$448,647	$458,771	$167,526
Land division acres sold	371	1,647	1,212	1,337	1,715

(a)	Since its inception, BFC has not paid any cash dividends on its common stock.

(b)	Ratios were computed using quarterly averages.

(c)	While the Company has two classes of common stock outstanding, the two-class method is not presented because the company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes

(d)	I.R.E. Realty Advisory Group, Inc. (“RAG”) owns 4,764,282 shares of BFC’s Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 2,165,367 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share and book value per share.

(e)	The operations, fixed charges and dividend of BankAtlantic Bancorp and Levitt are not included in the calculation because each of those subsidiaries are separate, publicly traded companies whose Board of Directors are composed of individuals, a majority of whom are independent. Accordingly, decisions made by those Boards, including with respect to the payment of dividend, are not within our control.

(f)	Other borrowings consist of FHLB advances, subordinated debentures, notes, mortgage notes payable, bonds payable, secured borrowings, and junior subordinated debentures. Secured borrowings were recognized on loan participation agreements that constituted a legal sale of a portion of the loan but that were not qualified to be accounted for as a loan sale.

(g)	Preferred stock redemption price is eliminated from shareholders’ equity for purposes of computing book value per share.

(h)	The return on average equity is equal to net income (loss) (numerator) divided by average consolidated shareholders’ equity (denominator) during the respective year.

(i)	Margin is calculated as sales of real estate minus cost of sales of real estate. Included in cost of sales of real estate for the year ended December 31, 2006 are homebuilding inventory impairment charges and write-offs of deposits and pre-acquisition costs of $36.8 million.

[This Page Intentionally Left Blank]

BFC FINANCIAL CORPORATION
SELECTED PARENT COMPANY ONLY FINANCIAL DATA
(In thousand)
     The following table sets forth selected summary parent company only financial data.

	December 31,
	2006	2005	2004
Balance Sheet Data:
Assets
Cash and cash equivalents	$17,815	$26,683	$1,520
Investment securities	2,262	2,034	1,800
Investment in Benihana	20,000	20,000	10,000
Investment in venture partnerships	908	950	971
Investment in BankAtlantic Bancorp, Inc.	113,586	112,218	103,125
Investment in Levitt Corporation	57,009	58,111	48,983
Investment in other subsidiaries	1,525	1,631	31,867
Loans receivable	2,157	2,071	3,364
Other assets	2,261	960	2,596

Total assets	$217,523	$224,658	$204,226

Liabilities and Shareholders’ Equity
Notes payable	$—	$—	$10,483
Advances from and negative basis in wholly owned subsidiaries	1,290	462	34,636
Other liabilities	7,351	7,417	6,828
Deferred income taxes	31,297	33,699	27,028

Total liabilities	39,938	41,578	78,975

Total shareholders’ equity	177,585	183,080	125,251

Total liabilities and shareholders’ equity	$217,523	$224,658	$204,226

	For the Years Ended December 31,
	2006	2005	2004
Statements of Operations Data:
Revenues	$2,232	$1,775	$3,514
Expenses (a)	8,413	14,904	6,717

(Loss) before earnings (loss) from subsidiaries	(6,181)	(13,129)	(3,203)
Equity from earnings in BankAtlantic Bancorp	5,807	9,053	11,817
Equity from (loss) earnings in Levitt	(1,522)	9,125	10,265
Equity from (loss) earnings in other subsidiaries	(658)	6,671	(35)

(Loss) income before income taxes	(2,554)	11,720	18,844
(Benefit) provision for income taxes	(1,857)	4,000	6,826

(Loss) income from continuing operations	(697)	7,720	12,018
(Loss) income from discontinued operations, net of tax	(1,524)	5,054	2,212

Net (loss) income	(2,221)	12,774	14,230
5% Preferred Stock dividends	750	750	392

Net (loss) income	$(2,971)	$12,024	$13,838

Statements of Cash Flow Data:
Operating Activities:
Income (loss) from continuing operations	$(697)	$7,720	$12,018
Income (loss) from discontinued operations, net of tax	(1,524)	5,054	2,212
Other operating activities	(820)	(12,709)	(18,243)

Net cash (used in) provided by operating activities	(3,041)	65	(4,013)
Net cash used in by investing activities	(923)	(10,029)	(9,577)
Net cash (used in) provided by financing activities	(4,904)	35,127	13,574

(Decrease) increase in cash and cash equivalents	(8,868)	25,163	(16)
Cash at beginning of period	26,683	1,520	1,536

Cash at end of period	$17,815	$26,683	$1,520

(a)	During the year ended December 31, 2005, expenses includes the write-off of wholly-owned subsidiaries’ inter-company advances of approximately $6.6 million, and the equity from earnings in other subsidiaries includes the earnings recognized by BFC’s wholly-owned subsidiaries in connection with this write-off. These inter-company advances were eliminated in consolidation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Introduction
          BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, homebuilding, master planned community development and time share and vacation ownership. The Company also owns an interest in an Asian-themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC and its subsidiaries (“Levitt and Sons”) and Core Communities, LLC and its subsidiaries (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          Our primary activities presently relate to managing our current investments and identifying and potentially making new investments. As of December 31, 2006, we had total consolidated assets of approximately $7.6 billion, including the assets of our consolidated subsidiaries, noncontrolling interest of $698.3 million and shareholders’ equity of approximately $177.6 million. We operate through three primary business segments: BFC Activities, Financial Services and Homebuilding & Real Estate Development.
          In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly owned subsidiary of BFC, transferred its shopping center to its lender in full settlement of the mortgage note collateralized by the center. The financial results of BMOC are reported as discontinued operations in accordance with Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (“SFAS 144”).
          As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (“GAAP”) requires the consolidation of their financial results. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities as shown in the table below.
          BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2006 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.83%	7.86%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.64%	54.86%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.61%	52.91%
Recent Developments
          On January 30, 2007, BFC entered into a definitive agreement (“Merger Agreement”) with Levitt pursuant to which Levitt will become a wholly-owned subsidiary of BFC. BFC currently owns all of Levitt’s Class B Common Stock and approximately 11% of Levitt’s Class A Common Stock. Under the terms of the merger agreement, which has been approved by the Special Independent Committees and the Boards of Directors of both companies, holders of Levitt’s Class A Common Stock other than BFC will receive 2.27 shares of BFC Class A Common Stock for each share of Levitt Class A Common Stock they hold. Based on BFC’s closing stock price of $6.35 on January 30, 2007, the transaction valued each share of Levitt’s Class A Common Stock at $14.41, which represented an approximate 32% premium over market on that date. The aggregate transaction value on January 30, 2007 was estimated to be approximately $286 million. Levitt’s stock options and restricted stock awards will be converted into BFC options and restricted stock awards, with appropriate adjustments. The Levitt shares held by BFC will be cancelled in the transaction. The transaction is subject to customary closing and termination conditions and the approval of BFC’s and Levitt’s shareholders. The merger is subject to a number of risks and uncertainties, including, without limitation, the risk that the market price of BFC Class A Common Stock as quoted on the NYSE Arca Stock Exchange might increase during the interim period between the date of the merger agreement and the date on which the merger is completed, thereby increasing the value of the consideration to be received by holders of Levitt’s Class A Common Stock in connection with the merger, and the risk that the merger may not be completed as contemplated, or at all. The merger is currently expected to close during 2007. If the merger is completed, all of Levitt’s common stock will be canceled and Levitt’s Class A Common Stock will no longer be listed on the New York Stock Exchange. While the amounts will vary based upon the timing of the closing and the market price of BFC on the closing date, if calculation were based on the year-end balance sheet of Levitt and the market price of BFC on the date of the Merger Agreement, the transaction would generate approximately $70 million of negative goodwill which would be allocated to the assets of Levitt acquired. The transaction would also increase BFC’s total shareholders’ equity from $177 million to approximately $422 million.
          On February 28, 2007, BankAtlantic Bancorp completed the sale of its wholly owned subsidiary, Ryan Beck Holdings, Inc. and its subsidiaries (“Ryan Beck”) to Stifel Financial Corp. (“Stifel”). The tax-free transaction resulted in BankAtlantic Bancorp and Ryan Beck option holders receiving initial consideration of 2,467,600 shares of Stifel (NYSE:SF) common shares and about $2.65 million in cash. BankAtlantic Bancorp is also to receive five-year warrants to purchase approximately 481,715 Stifel common shares at $36 per share. The receipt of warrants is subject to Stifel shareholder approval and if the Stifel shareholder approval is not obtained BankAtlantic Bancorp will receive approximately $19.3 million cash. The transaction also calls for earn-out payments of, at most $40 million for the next two years based on defined revenue attributable to specified individuals in Ryan Beck’s then existing private client division for two years following the transaction closing and 25% of investment banking fees over $25 million for each of the next two years, based on defined revenue attributable to specified individuals in Ryan Beck’s then existing investment banking division. Stifel may pay each of the earn-outs in either cash or its own common shares. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statement of Financial Condition, Consolidated Statement of Shareholders’ Equity, Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows for all periods presented.
BFC Financial Corporation Summary of Consolidated Results of Operations
The table below sets forth the Company’s primary business segments results of operations (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
BFC Activities	$(5,009)	$(10,450)	$(8,241)
Financial Services	26,879	42,526	53,285
Homebuilding & Real Estate Development	(9,163)	54,911	57,362

	12,707	86,987	102,406
Noncontrolling interest	13,404	79,267	90,388

(Loss) income from continuing operations	(697)	7,720	12,018
Discontinued operations, less controlling interest and income tax	(1,524)	5,054	2,212

Net (loss) income	$(2,221)	$12,774	$14,230

          The Company reported a net loss of $2.2 million in 2006 as compared to net income of $12.8 million in 2005 and $14.2 million in 2004. Included in these totals for the years 2006, 2005 and 2004 is a $1.5 million loss, $5.1 million of income and $2.2 million of income from discontinued operations net of noncontrolling interest and income tax, respectively. As a consequence of BankAtlantic Bancorp’s sale of Ryan Beck to Stifel as described above, the Company reported a loss from discontinued operations, net of noncontrolling interest and income tax of $1.5 million in 2007 and income from discontinued operations, net of noncontrolling interest and income tax of $2.2 million and $2.4 million for the years 2005 and 2004, respectively. Also included in the Company’s discontinued operations in 2005 and 2004 is $2.8 million in income and a $170,000 loss, respectively, associated with the transfer by BMOC of its real property in settlement of its obligations under a mortgage note payable. The $2.8 million in 2005 includes the gain from the disposition of the BMOC property of approximately $3.2 million. There was no activity related to BMOC for the year ended December 31, 2006.
          The results of operation of our business segments and related matters are discussed below.
Consolidated Financial Condition
Consolidated Assets and Liabilities
          Total assets at December 31, 2006 and 2005 were $7.6 billion and $7.4 billion, respectively. The changes in components of total assets to December 31, 2006 from December 31, 2005 are summarized below:
•	A decline in cash and due from depository institutions balances of approximately $101.4 million which resulted from: i) Approximately $28.4 million at BankAtlantic Bancorp primarily due to a decline in cash letter receivables from electronic clearing; ii) lower cash balances at BFC of approximately $8.6 million primarily due to cash used in operations of approximately $4.4 million and financing activities of $4.9 million; and iii) lower cash balances at Levitt of approximately $65.2 million primarily due to cash used in operations and investing activities of $240.1 million and $28.2 million, respectively, partially offset by an increase in cash provided by financing activities of $203.1 million;

•	A decline in securities available for sale, reflecting BankAtlantic’s investment strategy to limit asset growth in response to the flat to inverted yield curve environment that existed during 2006;

•	Higher investment securities balances, due to BankAtlantic’s additional investments in tax exempt securities;

•	An increase in tax certificate balances, associated with BankAtlantic’s expanding purchases outside of Florida:

•	Higher investment in FHLB stock, related to BankAtlantic’s additional FHLB advance borrowings;

•	Decline in BankAtlantic’s loan receivable balances, associated with lower commercial real estate loan balances primarily resulting from a slow-down in the real estate construction market;

•	Higher BankAtlantic residential loans held for sale balances, resulting from an increase in originated loans;

•	An increase in BankAtlantic’s accrued interest receivable, resulting from higher earning asset yields during 2006 compared to 2005;

•	A net increase in Levitt’s inventory of real estate of approximately $210.8 million, which includes approximately $64.8 million in land acquisitions by Levitt’s homebuilding division and an increase in BankAtlantic Bancorp’s real estate inventory related to a decision to build homes at the River Club real estate development;

•	Higher real estate owned balances, as BankAtlantic took possession of the real estate securing a $27.2 million land development loan;

•	Investments in unconsolidated affiliates increased primarily due to a net increase in Levitt’s investment in Bluegreen Corporation of $11.2 million primarily associated with $9.7 million of earnings from Bluegreen and $1.3 million from unrealized gains associated with Bluegreen’s other comprehensive income, and an increase in BankAtlantic Bancorp’s investment in unconsolidated affiliates due to additional investments in income producing real estate joint ventures during 2006;

•	An increase in property and equipment of approximately $107.7 million associated with BankAtlantic’s store expansion and growth initiatives and Levitt’s increase of approximately $34.4 million associated with increased investment in commercial properties under construction at Core Communities, Levitt’s support for infrastructure in Levitt’s master planned communities, and hardware and software in connection with Levitt’s systems upgrade; and

•	The write off of Levitt’s goodwill of approximately $1.3 million associated with Levitt’s Tennessee operations.
          The Company’s total liabilities at December 31, 2006 and 2005 were $6.7 billion and $6.5 billion, respectively. The changes in components of total liabilities from December 31, 2005 to December 31, 2006 are summarized below:
•	Higher BankAtlantic interest bearing deposit balances resulting from growth in savings and NOW checking deposit accounts associated with the “Florida’s Most Convenient Bank” marketing initiatives;

•	Lower BankAtlantic non-interest bearing deposit balances primarily resulting from a decline in the average customer account balances during 2006;

•	A decrease of $9.0 million in customer deposits at Levitt due to lower backlog at December 31, 2006;

•	An increase in FHLB advance borrowings at BankAtlantic to fund the decline in short-term borrowings;

•	An increase in subordinated debentures, notes and bonds payable of approximately $167.8 million, primarily related to project debt associated with 2006 land acquisitions and land development activities at Levitt, partially offset with declines in notes payable resulting from the repayment of construction loans to an unrelated financial institution at BankAtlantic Bancorp’s real estate joint venture, which is consolidated in the Company’s financial statements;

•	An increase in junior subordinated debentures of approximately $30.9 million associated with Levitt;

•	Declines in other liabilities of approximately $14.5 million were primarily associated with the payment in April 2006 of a $10 million reserve by BankAtlantic established in 2005 for possible AML-BSA fines and penalties and lower current income taxes payable at BankAtlantic Bancorp. These declines in other liabilities were partially offset with an increase in Levitt’s accounts payable and accrued liabilities relating to accruals for certain construction accruals, and professional services primarily related to Levitt’s implementation of its new systems; and

•	A decrease in the deferred tax liability primarily associated with decreases in earnings from BankAtlantic Bancorp and Levitt.
Noncontrolling Interest
          At December 31, 2006 and 2005, noncontrolling interest held by others in our subsidiaries was approximately $698.3 million and $696.5 million, respectively. The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	December 31,	December 31,
	2006	2005
BankAtlantic Bancorp	$411,396	$404,118
Levitt	286,230	291,675
Joint Venture Partnerships	697	729

	$698,323	$696,522

          The increase in noncontrolling interest in BankAtlantic Bancorp was primarily attributable to BankAtlantic Bancorp’s $15.4 million in earnings, a $9.7 million increase in additional paid in capital from the issuance of BankAtlantic Bancorp common stock and associated tax benefits upon exercise by third parties of BankAtlantic Bancorp’s stock options, a $5.0 million increase in BankAtlantic Bancorp’s additional paid-in-capital associated with the expensing of share-based compensation and a $5.2 million increase in BankAtlantic Bancorp’s accumulated other comprehensive income, net of income tax benefits associated with the reduction in the minimum pension liability and lower unrealized losses on securities available for sale at December 31, 2006. The above increases were partially offset by the declaration of $9.7 million by BankAtlantic Bancorp dividends on its common stock, a $1.9 million decrease in BankAtlantic Bancorp’s retained earnings due to a cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB 108”), a $15.1 million reduction in BankAtlantic Bancorp’s additional paid in capital resulting from the retirement of 528,896 shares of BankAtlantic Bancorp Class A Common Stock issued upon exercise of employee stock options and the retirement of 559,700 shares of BankAtlantic Bancorp Class A common stock associated with the BankAtlantic Bancorp’s Class A Common Stock repurchase program.
          The decrease in noncontrolling interest in Levitt was attributable to Levitt’s loss of $9.2 million and the payment by Levitt of cash dividends on its common stock of $1.6 million. The above decreases were partially offset by a $3.3 million increase in Levitt’s additional paid-in-capital associated with the expensing of share-based compensation, a $776,000 increase in Levitt’s accumulated other income net of income taxes and $177,000 from the net effect of Levitt’s unconsolidated affiliates’ capital transactions.
Shareholders’ Equity
          Shareholders’ equity at December 31, 2006 and December 31, 2005 was $177.6 million and $183.1 million, respectively. The decrease in shareholders’ equity was primarily due to a $2.2 million net loss, a $13.3 million reduction in additional paid in capital resulting from the retirement of the Company’s Class A and Class B common stock as consideration for the exercise price associated with the exercise of stock options and the related payment of withholding taxes, a $253,000 decrease in retained earnings due to our proportionate share of BankAtlantic Bancorp’s cumulative effect adjustment upon adoption of SAB 108, a $16,000 reduction in additional paid in capital due to the net effect of subsidiaries’ capital transactions, net of income tax benefits, and $750,000 in cash dividends paid on the Company’s 5% Cumulative Convertible Preferred Stock. The above decreases were partially offset by a $9.1 million increase in additional paid in capital relating to the issuance of the Company’s common stock upon exercise of the Company’s stock options, a $973,000 increase in additional paid in capital associated with the expensing of share-based compensation and a $926,000 increase in accumulated other comprehensive income, net of income tax benefits.
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
          The majority of our assets and liabilities are monetary in nature by virtue of our ownership interest in BankAtlantic Bancorp. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the section entitled “Consolidated Interest Rate Risk” In Item 7A below.
          With respect to our real estate activities, primarily the activities of our subsidiary Levitt, inflation can have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates, as well as increased materials and labor costs may reduce gross margins. Given market conditions it may not be possible to raise prices or maintain sales. Further Levitt, generally enters into sales contracts prior to construction and cost increases during the construction period will negatively impact its margins and profitability.
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate held for development, the valuation of equity method investments, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The nine accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) the valuation of real estate held for development and sale (vii) the valuation of equity method investments, (viii) accounting for contingencies; and (ix) accounting for share-based compensation. Our critical accounting policies are further explained below within our business segments results of operations and related matters.
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
          The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from Cypress Creek Capital, Inc. (“CCC”), interest income from loans receivable, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp and Levitt are included in our Financial Services and Homebuilding & Real Estate Development segments, respectively.
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

				Change	Change
	For the Years Ended December 31,			2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
Revenues
Interest and dividend income	$2,292	$1,623	$677	$669	$946
Other income	3,679	1,750	5,338	1,929	(3,588)

	5,971	3,373	6,015	2,598	(2,642)

Cost and Expenses
Interest expense	30	346	393	(316)	(47)
Employee compensation and benefits	9,407	6,245	3,865	3,162	2,380
Impairment of securities	—	—	363	—	(363)
Other expenses, net	3,398	3,505	2,959	(107)	546

	12,835	10,096	7,580	2,739	2,516

Loss before income taxes	(6,864)	(6,723)	(1,565)	(141)	(5,158)
(Benefit) provision for income taxes	(1,855)	3,727	6,676	(5,582)	(2,949)
Noncontrolling interest	(25)	6	1,822	(31)	(1,816)

Loss from continuing operations	$(4,984)	$(10,456)	$(10,063)	5,472	(393)

          The increase in interest and dividend income during the year ended December 31, 2006 as compared to 2005 and 2004 was primarily due to interest income earned on higher average cash balances in 2006 as a consequence of our 2005 public offering and dividend income received on our Benihana convertible preferred stock investment which increased by $10 million in June 2005 to a total investment of $20 million.
          Other income increased in 2006 as compared to 2005 primarily due to income from our shared service arrangement. Our shared service income for the year 2006 was approximately $2.5 million and none in 2005 and 2004. Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service

BFC Activities (Continued)
arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.
          The decrease in other income in 2005 as compared to 2004 was due to the settlement of litigation in March 2004 with a technology company. In connection with that settlement, a $1.1 million gain was recognized. Additionally, in September 2004, a limited partnership in which the Company had a 57% controlling interest delivered its shares of common stock in a technology company for approximately $3.5 million in cash pursuant to the technology company merger agreement. The limited partnership had previously written off its investment in the technology company and accordingly a $3.5 million gain was recognized in September 2004. This amount is included in other income, net.
          The decrease in interest expense for the year ended December 31, 2006 as compared to the same period in 2005 and 2004 was attributable to a $10.5 million reduction in our outstanding revolving line of credit in July 2005.
          The increase in employee compensation and benefits during the year ended December 31, 2006 as compared to the same periods in 2005 and 2004 was due to increases in the number of employees at BFC primarily relating to the transfer of employees from BankAtlantic to BFC to staff shared service operations; stock compensation expense of approximately $774,000 in 2006 upon the adoption of the fair value recognition provision of SFAS No. 123R, using the modified prospective transition method and payroll taxes related to employer’s tax expense on the exercise of stock options during the first quarter of 2006. The increase in employee compensation and benefits during the year ended December 31, 2005 compared to 2004 was due to an increase in bonuses paid, an increase in the number of employees and deferred retirement compensation to a key executive. In September 2005, the Company recorded as compensation expense the present value of the retirement benefit payment in the amount of $482,444 to a key executive. The Company continues to recognize monthly the amortization of interest on the retirement benefit as compensation expense. During the year ended December 31, 2006 and 2005 the amortization of interest recorded in compensation expense was approximately $33,000 and $10,500, respectively.
          During 2004, BFC and a limited partnership in which the Company has controlling interests recognized impairment charges on equity securities resulting from significant declines in value that were considered other than temporary.
          Other expenses decreased during the year ended December 31, 2006 as compared to 2005 primarily due a decrease in intangible taxes. The increase in other expenses during the year ended December 31, 2005 as compared to 2004 was primarily associated with higher investor relations expenses, travel expenses, directors’ fees, intangible taxes and service fees paid to BankAtlantic Bancorp.
          BFC Activities segment includes our provision (benefit) for income taxes including the tax provision (benefit) relating to our earnings (loss) from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements but not in our tax return. The increase in our benefit for income taxes in 2006 as compared to 2005 and 2004 is primarily due to the decrease in earnings of BankAtlantic Bancorp and Levitt. The table below presents a reconciliation of our (benefit) provision for income taxes (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Other operating income (loss) less permanent difference	$(9,094)	$(8,516)	$(4,775)
Equity from earnings in BankAtlantic Bancorp	5,807	9,053	11,817
Equity from (loss) earnings in Levitt	(1,522)	9,125	10,265

	(4,809)	9,662	17,307
	38.58%	38.58%	38.58%

(Benefit) provision for income tax	$(1,855)	$3,727	$6,676

BFC Activities (Continued)
Liquidity and Capital Resources of BFC

	For the Years Ended December 31,
	2006	2005	2004
Net cash provided by (used in):
Operating activities	$(4,378)	$(2,164)	$(6,012)
Investing activities	670	(7,847)	(8,120)
Financing activities	(4,922)	34,590	14,757

(Decrease) increase in cash and cash equivalents	(8,630)	24,579	625
Cash and cash equivalents at beginning of period	26,806	2,227	1,602

Cash and cash equivalents at end of period	$18,176	$26,806	$2,227

     The primary sources of funds to the BFC Activities segment for the years ended December 31, 2006, 2005 and 2004 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Dividends from BankAtlantic Bancorp and Levitt;

•	Dividends from Benihana;

•	Revenues from CCC advisory fees;

•	Revenues from shared services activities in 2006;

•	Revenues from BMOC operations in 2005 and 2004

•	Net proceeds of approximately $46.4 million, after underwriting discounts, commissions and offering expenses, from the sale of 5,957,555 shares of Class A Common Stock during 2005,

•	Net proceeds of $15.0 million in 2004 received upon the sale by the Company of its 5% Cumulative Convertible Preferred Stock; and

•	Principal and interest payments on loans receivable.
     Funds were primarily utilized by BFC to:
•	Fund minimum withholding tax liability of approximately $4.2 million upon exercise of options in 2006. The Company retired shares of the Company’s common stock delivered by the option holders as consideration for the option holders’ minimum tax withholding;

•	Repayment of $10.5 million outstanding under the Company’s revolving line of credit during 2005 and payment of mortgage payables;

•	Fund $1.8 million investment in CCC real estate partnerships during 2006;

•	In 2005 and 2004, purchased an aggregate of 800,000 shares of Benihana Convertible Preferred Stock for a purchase price of $20 million;

•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock of $750,000; and

•	Fund BFC’s operating and general and administrative expenses.
          On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. The Company plans to fund the share repurchase program primarily through existing cash balances. There were no share repurchases in 2006.
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
          BFC has a $14.0 million revolving line of credit that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. In September 2006, the loan documents were modified to extend the maturity date to June 15, 2007 and to substitute as collateral 1,716,771 shares of BankAtlantic Bancorp Class A Common

BFC Activities (Continued)
Stock. The Company had previously pledged Levitt’s Class A Common Stock as collateral and these shares were returned to the Company. At December 31, 2006, no amounts were drawn under this revolving line of credit.
          We expect to meet our short-term liquidity requirements generally through cash dividends from BankAtlantic Bancorp, Levitt and Benihana, borrowings under our existing revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, future issuances of equity and/or debt securities and operating cash flows of companies that may be acquired in the future.
          The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At December 31, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.041 per share on its Class A and Class B Common Stock. During the year ended December 31, 2006 the Company received approximately $2.1 million in dividends from BankAtlantic Bancorp.
          Levitt has paid a quarterly dividend to its shareholders since July 2004. Levitt’s most recent quarterly dividend was $0.02 per share on its Class A and Class B common stock which resulted in the Company receiving approximately $66,000. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition. During the year ended December 31, 2006, the Company received approximately $264,000 in dividends from Levitt.
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share ($20.0 million). The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. It is anticipated the Company will receive approximately $250,000 per quarter. If the Company were to convert its investment in Benihana, it would represent 1,052,632 shares of Benihana Class A Common Stock. At December 31, 2006, the aggregate market value of such shares would have been $33.3 million.
          BFC has entered into guaranty agreements in connection with the purchase by two separate limited liability companies of two shopping centers in South Florida. A wholly-owned subsidiary of CCC (which is wholly owned by BFC) has a one percent non-managing general partner interest in a limited partnership that has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC has guaranteed amounts on two nonrecourse loans. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.4 million, the full amount of the indebtedness. Based on the value of the assets securing the indebtedness, it is reasonably likely that no payment will be required by BFC under the guaranty. As non-managing general partner of the limited partnership and managing member of the limited liability companies, CCC does not control or have the ability to make major decisions without the consent of all partners.
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
          A wholly-owned subsidiary of CCC and an unaffiliated third party entered into a joint venture to purchase two commercial properties in Hillsborough County, Tampa, Florida. CCC East Tampa has a 10% interest in the joint venture and is the managing member with an initial contribution of approximately $765,500 and the unaffiliated member has a 90% interest in the joint venture by virtue of its contribution of approximately $6,889,500. In December 2006, the joint venture purchased the commercial properties for the aggregate purchase price of $29.8 million and in connection with the purchase, BFC and the unaffiliated member each guarantees certain amounts on the nonrecourse loan with a maximum exposure under the guaranty agreement estimated at approximately $5.0 million for BFC and $5.0 million for the unaffiliated member. The BFC guaranty represents approximately twenty-one percent of the current indebtedness of the commercial property.

BFC Activities (Continued)
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
          On December 19, 2005, BMOC, a wholly owned subsidiary of BFC, owned a shopping center that was transferred in full settlement of the $8.2 million note. The shopping center had lost a tenant that occupied 21% of the square footage of the shopping which caused the shopping center to operate at a negative cash flow. For the year ended December 31, 2005, the Company recorded approximately $2.8 million of income from discontinued operations, net of tax and $170,000 loss in discontinued operation, net of tax for the year 2004. There was no activity related to BMOC for the year ended December 31, 2006.

Financial Services
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
“Introduction
          BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2006, we had total consolidated assets of approximately $6.5 billion, deposits of approximately $3.9 billion and shareholders’ equity of approximately $525 million. We operate through two primary business segments: BankAtlantic and the Parent Company.
          On January 8, 2007 the Company entered into an Agreement and Plan of Merger with Stifel Financial Corp (“Stifel”) to merge the Company’s wholly-owned subsidiary, Ryan Beck Holdings, Inc. (“Ryan Beck”) and its subsidiaries into a Stifel wholly-owned subsidiary in exchange for Stifel common stock warrants to purchase Stifel common stock and certain contingent consideration. As a consequence of the Agreement and Plan of Merger to merge Ryan Beck with Stifel, Ryan Beck is accounted for as discontinued operations in the Company’s financial statements.
Consolidated Results of Operations
          Income from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
BankAtlantic	$36,322	$55,820	$48,540
Parent Co.	(9,443)	(13,294)	4,745

Total	$26,879	$42,526	$53,285

          The decline in income from continuing operations during 2006 compared to 2005 was primarily due to lower earnings at BankAtlantic primarily as a result of a substantial increase in BankAtlantic’s non-interest expense, an $8.6 million provision for loan losses during 2006 compared to a negative provision for loan losses of ($6.6) million during 2005 and a decline in net interest income. The above declines in BankAtlantic’s segment net income were partially offset by an increase in non-interest income associated with higher revenue from customer service charges and transaction fees linked to growth in core deposit accounts.
          The increase in BankAtlantic’s non-interest expense resulted from BankAtlantic’s growth initiatives and store expansion program as well as BankAtlantic’s “Florida’s Most Convenient Bank” program, which includes offering free checking, seven-day banking, extended lobby hours with certain stores open to midnight, and a 24-hour customer service center. These initiatives resulted in a substantial increase in compensation, occupancy and advertising costs.
          The Parent Company segment experienced lower losses during 2006 compared to 2005 as a result of gains realized on the sale of equity securities from managed funds. These securities’ gains were partially offset by an increase in interest expense on borrowings based on higher interest rates during 2006 compared to 2005.
          The decline in income from continuing operations during 2005 compared to 2004 was primarily due to $22.8 million of proceeds from a litigation settlement at the Parent Company during 2004. The improvement in BankAtlantic’s earnings during 2005 compared to 2004 resulted from a substantial increase in its net interest income primarily from earnings asset growth and significantly higher revenues from customer transaction fees and service charges. The improvement in

Financial Services (Continued)
BankAtlantic’s net interest income and non-interest income was partially offset by a significant increase in non-interest expense associated with the initiatives discussed above.
          Results from discontinued operations relating to the Ryan Beck segment was a loss of $11.5 million during 2006 compared to earnings of $16.7 million and $17.5 million during the years ended December 31, 2005 and 2004, respectively. Ryan Beck’s 2006 loss resulted from declining retail brokerage revenues and a significant slow-down in investment banking activities. Ryan Beck’s 2005 and 2004 earnings primarily resulted from investment banking revenues and sales credits directly related to large investment banking deals.
BankAtlantic Results of Operations
Summary
          In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” campaign which resulted in significant demand deposit, NOW checking and savings accounts growth (we refer to these accounts as “core deposit” accounts). Since inception of this campaign, BankAtlantic has increased core deposit balances 272% from $600 million at December 31, 2001 to approximately $2.2 billion at December 31, 2006. These core deposits represented 58% of BankAtlantic’s total deposits at December 31, 2006, compared to 26% of total deposits at December 31, 2001. The growth in these core deposits was a significant reason for the improvement in BankAtlantic’s net interest margin and the significant increase in its non-interest income. BankAtlantic’s net interest margin increased from 3.79% for the year ended December 31, 2004 to 4.04% for the same 2006 period and its non-interest income was $131.8 million during 2006 compared to $85.7 million during 2004.
          In 2004, BankAtlantic announced its de novo store expansion strategy and has opened 17 stores during 2005 and 2006 in connection with this strategy. This strategy is on-going and BankAtlantic’s non-interest expenses have substantially increased reflecting the hiring of additional personnel, increasing marketing to support new stores, executing leases and the acquisition of facilities to grow the store network and develop back-office technologies to support a larger institution.
          During the fourth quarter of 2005 the growth in core deposits slowed reflecting rising short-term interest rates and increased competition among financial institutions. In response to these market conditions BankAtlantic significantly increased its marketing expenditures and continued its new store expansion program in an effort to sustain core deposit growth. As a result, the number of new core deposit accounts opened during the year increased from 166,000 and 226,000 during 2004 and 2005 to 270,000 during 2006. Despite the growth in the number of new core deposit accounts, core deposit balances only grew to $2.2 billion at December 31, 2006 from $2.1 billion at December 31, 2005 and $1.8 billion at December 31, 2004. We believe that the reduced growth in core deposit accounts primarily resulted from lower average balances in customer deposit accounts due to higher short-term interest rates, slow down in the real estate market and increased competition. BankAtlantic is currently evaluating its sales and marketing efforts and anticipates reducing overall marketing expense in subsequent periods.
          Subject to changes in the interest rate environment and growth in core deposits, BankAtlantic expects its net interest income to remain at current levels. Management believes that given the current interest rate environment and the relative flatness of the yield curve, the growth in core deposits will largely determine any future improvements in its net interest margin.
          During the fourth quarter of 2006, BankAtlantic took possession of $20.2 million of real estate securing a land development loan which resulted in the ratio of non-performing assets to total loans and other assets increasing to 0.55% at December 31, 2006 from 0.17% at December 31, 2005 and down from 0.36% at December 31, 2003. Due to the current slow-down in real estate markets, especially in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated, management is closely monitoring BankAtlantic’s real estate exposure in its loan portfolio and anticipates reduced growth in BankAtlantic’s commercial real estate loan portfolio in response to the current market trends.

Financial Services (Continued)
          During 2005, BankAtlantic also incurred other expenses associated with establishing a $10 million reserve for fines and penalties related to regulatory compliance matters and incurred a $3.7 million impairment charge related to moving its corporate headquarters to a new location. In April 2006, BankAtlantic entered into a deferred prosecution agreement with the U.S Department of Justice and remitted the $10.0 million. During 2004, BankAtlantic incurred debt redemption costs of $11.7 million for the prepayment of FHLB advances.
          The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Net interest income	$219,605	$221,075	$176,858	$(1,470)	$44,217
(Provision for) recovery from loan losses	(8,574)	6,615	5,109	(15,189)	1,506

Net interest income after provision for loan losses	211,031	227,690	181,967	(16,659)	45,723
Non-interest income	131,844	100,060	85,724	31,784	14,336
Non-interest expense	(293,448)	(241,092)	(193,621)	(52,356)	(47,471)
BankAtlantic income before income taxes	49,427	86,658	74,070	(37,231)	12,588

Provision for income taxes	(13,105)	(30,838)	(25,530)	17,733	(5,308)

BankAtlantic net contribution	$36,322	$55,820	$48,540	$(19,498)	$7,280

Financial Services (Continued)
BankAtlantic’s Net Interest Income
The following table summarizes net interest income:

	For the Years Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars are in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$2,099,664	109,103	5.20%	$2,177,432	106,992	4.91%	$1,527,911	72,758	4.76%
Commercial real estate	1,530,282	128,420	8.39	1,828,557	130,379	7.13	1,683,068	96,585	5.74
Consumer	558,769	41,997	7.52	514,822	31,348	6.09	421,167	17,959	4.26
Commercial business	140,465	12,452	8.86	94,420	7,455	7.90	112,059	7,548	6.74
Small business	259,816	20,988	8.08	211,371	16,520	7.82	183,642	13,118	7.14

Total loans	4,588,996	312,960	6.82	4,826,602	292,694	6.06	3,927,847	207,968	5.29

Tax exempt securities (c)	396,539	23,162	5.84	368,807	21,391	5.80	110,748	5,988	5.41
Taxable investment securities (b)	618,913	36,912	5.96	698,279	37,184	5.33	635,129	34,948	5.50
Federal funds sold	1,824	22	1.21	4,275	17	0.40	6,282	47	0.75

Total investment securities	1,017,276	60,096	5.91	1,071,361	58,592	5.47	752,159	40,983	5.45

Total interest earning assets	5,606,272	373,056	6.65%	5,897,963	351,286	5.96%	4,680,006	248,951	5.32%

Total non-interest earning assets	448,296			389,186			333,253

Total assets	$6,054,568			$6,287,149			$5,013,259

Interest bearing liabilities
Deposits:
Savings	$369,504	2,936	0.79%	$298,867	909	0.30%	$243,906	652	0.27%
NOW, money funds and checking	1,502,058	20,413	1.36	1,582,182	16,593	1.05	1,489,442	10,861	0.73
Certificate accounts	868,777	35,610	4.10	784,525	22,582	2.88	733,717	16,842	2.30

Total interest bearing deposits	2,740,339	58,959	2.15	2,665,574	40,084	1.50	2,467,065	28,355	1.15

Securities sold under agreements to repurchase and federal funds purchased	304,635	15,309	5.03	314,782	9,760	3.10	252,718	3,349	1.33
Advances from FHLB	1,265,772	66,492	5.25	1,538,852	62,175	4.04	959,588	37,689	3.93
Subordinated debentures and notes payable	66,287	5,513	8.32	191,050	12,584	6.59	36,220	2,002	5.53

Total interest bearing liabilities	4,377,033	146,273	3.34	4,710,258	124,603	2.65	3,715,591	71,395	1.92

Non-interest bearing liabilities
Demand deposit and escrow accounts	1,056,254			979,075			765,084
Other liabilities	61,392			53,150			29,111

Total non-interest bearing liabilities	1,117,646			1,032,225			794,195

Stockholders’ equity	559,889			544,666			503,473

Total liabilities and stockholders’ equity	$6,054,568			$6,287,149			$5,013,259

Net interest income/net interest spread		226,783	3.31%		226,683	3.31%		177,556	3.40%

Tax equivalent adjustment		(8,107)			(7,487)			(2,096)
Capitalized interest from real estate operations		929			1,879			1,398

Net interest income		219,605			221,075			176,858

Margin
Interest income/interest earning assets			6.65%			5.96%			5.32%
Interest expense/interest earning assets			2.61			2.11			1.53

Tax equivalent net interest margin			4.04%			3.85%			3.79%

a)	Includes non-accruing loans

b)	Average balances were based on amortized cost.

c)	The tax equivalent basis is computed using a 35% tax rate.

Financial Services (Continued)
The following table summarizes the changes in tax equivalent net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
	Compared to Year Ended			Compared to Year Ended
	December 31, 2005			December 31, 2004
	Volume (a)	Rate	Total	Volume (a)	Rate	Total
Increase (decrease) due to:

Loans	$(16,204)	$36,470	$20,266	$54,502	$30,224	$84,726
Tax exempt securities	1,620	151	1,771	14,968	435	15,403
Taxable investment securities (b)	(4,733)	4,461	(272)	3,363	(1,127)	2,236
Federal funds sold	(30)	35	5	(8)	(22)	(30)

Total earning assets	(19,347)	41,117	21,770	72,825	29,510	102,335

Deposits:
Savings	561	1,466	2,027	167	90	257
NOW, money funds, and checking	(1,089)	4,909	3,820	973	4,759	5,732
Certificate accounts	3,453	9,575	13,028	1,462	4,278	5,740

Total deposits	2,925	15,950	18,875	2,602	9,127	11,729

Securities sold under Agreements to repurchase	(510)	6,059	5,549	1,924	4,487	6,411
Advances from FHLB	(14,345)	18,662	4,317	23,404	1,082	24,486
Subordinated debentures	(10,376)	3,305	(7,071)	10,198	384	10,582

	(25,231)	28,026	2,795	35,526	5,953	41,479

Total interest bearing liabilities	(22,306)	43,976	21,670	38,128	15,080	53,208

Change in tax equivalent interest income	$2,959	$(2,859)	$100	$34,697	$14,430	$49,127

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
          Tax equivalent net interest income remained at the 2005 amount. The additional net interest income from higher yields on earning assets and lower volume on interest-bearing liabilities were offset by higher rates on interest-bearing liabilities and lower interest earning assets. The net interest margin improved by 19 basis points resulting in-part from growth in non-interest bearing deposit accounts.
          BankAtlantic’s average interest earning asset balances declined as a result of lower investment securities, and lower residential and commercial real estate loan average balances. The decline in commercial real estate loan average balances reflects a management decision to limit condominium construction lending during 2005 and a general slow-down in real estate construction in Florida. The decline in residential loan and investment securities average balances reflects a decision by management to not replace principal pay-downs on these loans and securities in response to the current flat interest rate yield curve. The average balance declines were partially offset by higher consumer, commercial business and small business loan average balances relating to the origination of loans to retail and small business customers.
          The net interest spread was 3.31% during 2006 and 2005. Average interest-bearing deposits, which have lower rates than other borrowings, increased from 57% of total average interest-bearing liabilities during 2005 to 63% of total average interest-bearing liabilities during 2006. The increase in deposit balances mitigated the impact of increased rates on interest-bearing liabilities. As a result, the increase in yields on earning assets generally matched the increase in rates on interest-bearing liabilities. Commencing in the latter half of 2005, BankAtlantic used its growth in core deposits to reduce borrowings in response to the flat yield curve environment. Average core deposit balances increased from $1,955 million during 2005 to $2,173 million during 2006. As a consequence of the growth in core deposits, BankAtlantic’s tax equivalent

Financial Services (Continued)
net interest income remained at 2005 amounts despite an unfavorable interest rate environment which began during the latter half of 2005.
          BankAtlantic experienced declines in both interest-earning assets and interest-bearing liabilities during 2006. The decline in interest-earnings assets reduced tax equivalent interest income by $19.3 million and the decline in interest-bearing liabilities reduced interest expense by $20.9 million. The increase in interest-earning asset yields increased interest income by $41.1 million while the higher rates on interest-bearing liabilities increased interest expense by $42.5 million. Since June 2004, the prime interest rate has increased from 4.00% to 8.25%. This increase favorably impacted the yields on earning assets, but the increase was offset by higher rates on short term borrowings, certificate accounts, money market deposits, LIBOR-based FHLB advances and long term debt. As a consequence, BankAtlantic’s interest rate spread has remained at the 2005 percentage.
          BankAtlantic increased its holdings of tax exempt securities during 2006 and 2005 as the after tax yields were more attractive than alternative investments.
          Capitalized interest represents interest capitalized on qualifying assets associated with the River Club real estate development acquired as part of a financial institution acquisition.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
          The substantial improvement in tax equivalent net interest income primarily resulted from higher average interest earning asset balances and a 5 basis point improvement in the net interest margin.
          BankAtlantic’s average interest earning asset balances increased primarily due to purchases of residential loans and tax exempt securities as well as the origination of small business and home equity loans. The growth in its interest earning assets was funded through deposit growth, short term borrowings and LIBOR-based short term FHLB advances. During the second half of 2005, we slowed the growth in average earning assets in response to the flattening of the interest rate yield curve.
          The improvement in the tax equivalent net interest margin primarily resulted from a substantial increase in core deposits, and secondarily, from higher earning asset yields. Core deposits were 54% of total average deposits during 2005 compared to 49% during 2004.
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

Financial Services (Continued)
BankAtlantic’s Allowance for Loan Losses
          Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Balance, beginning of period	$41,192	$46,010	$45,595	$48,022	$44,585
Charge-offs:
Commercial business loans	—	—	—	(2,394)	—
Commercial real estate loans	(7,000)	—	(645)	—	(6,998)
Small business	(951)	(764)	(238)	(771)	(953)
Consumer loans	(681)	(259)	(585)	(1,563)	(1,006)
Residential real estate loans	(239)	(453)	(582)	(681)	(827)

Continuing loan products	(8,871)	(1,476)	(2,050)	(5,409)	(9,784)
Discontinued loan products	(34)	(1,218)	(2,026)	(6,314)	(18,879)

Total charge-offs	(8,905)	(2,694)	(4,076)	(11,723)	(28,663)

Recoveries:
Commercial business loans	291	18	536	95	76
Commercial real estate loans	419	1,471	4,052	3	20
Small business	566	899	418	559	7
Consumer loans	536	401	370	622	477
Residential real estate loans	348	65	486	726	331

Continuing loan products	2,160	2,854	5,862	2,005	911
Discontinued loan products	581	1,637	3,738	8,572	7,968

Total recoveries	2,741	4,491	9,600	10,577	8,879

Net (charge-offs) recoveries	(6,164)	1,797	5,524	(1,146)	(19,784)
Provision for (recovery from) loan losses	8,574	(6,615)	(5,109)	(547)	14,077
Adjustments to acquired loan losses	—	—	—	(734)	9,144

Balance, end of period	$43,602	$41,192	$46,010	$45,595	$48,022

          The outstanding loan balances related to our discontinued loan products and the amount of allowance for loan losses (“ALL”) assigned to each discontinued loan product was as follows (in thousands):

	As of December 31,
	2006		2005		2004
		Allocation		Allocation		Allocation
	Amount	of ALL	Amount	of ALL	Amount	of ALL
Lease finance	$—	$—	$664	$156	$6,551	$1,429
Syndication loans	—	—	—	—	—	—
Small business (1)	—	—	—	—	—	—
Consumer — indirect	—	—	543	—	1,734	2

	$—	$—	$1,207	$156	$8,285	$1,431

Financial Services (Continued)
          Discontinued loan products are part of commercial business loans (see note # 8 “Loans Receivable and Loans Held for Sale” to the Notes to BankAtlantic Bancorp’s Consolidated Financial Statements).

	As of December 31,
	2003		2002
		Allocation		Allocation
	Amount	Of ALL	Amount	of ALL
Lease finance	$14,442	$3,425	$31,279	$7,396
Syndication loans	9,114	185	14,499	294
Small business (1)	9,569	873	17,297	2,143
Consumer — indirect	2,402	70	8,105	457

	$35,527	$4,553	$71,180	$10,290

(1)	Small business loans originated before January 1, 2000.
          During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) The loans associated with the discontinued loan products gave rise to a significant portion of our net charge-offs during the year ended December 31, 2002. The decline in those portfolios during the past five years has contributed to the reduction of our allowance for loan losses from December 31, 2002 to December 31, 2006 and net recoveries from loan losses for each of the years in the three year period ended December 31, 2005. This improvement resulted from several factors, including the discontinuation of the loan products mentioned above and changes in our credit policies which focused our loan production on collateral based loans with lower loss experiences than our other loan products. In 2004, our provision for loan losses was a recovery primarily as a consequence of a $4.1 million recovery of a commercial real estate loan that was charged off in 2002, as well as continued net recoveries from our discontinued loan products. During 2005, our provision was a recovery due to decreased reserves associated with the commercial loan portfolio reflecting lower loan balances and a payoff of a large hotel loan. Loans to borrowers in the hospitality industry are allocated higher general reserves than other categories of loans in the portfolio. We also experienced a reduction in our classified loans during the year which further added to our recovery from loan losses.
          The provision for loan losses during the year ended December 31, 2006 primarily resulted from a $7.0 charge-down on one land development loan and increases in the allowance for commercial real estate loans. BankAtlantic took possession of real estate securing the land development loan during the fourth quarter of 2006. The qualitative component of the allowance for commercial real estate losses was increased during 2006 due to deteriorating economic conditions in the housing real estate market throughout 2006. At December 31, 2006 there were $389 million of land development loans in BankAtlantic’s loan portfolio. The remaining continuing loan products experienced historically low net charge-offs during 2006 and the majority of the discontinued loan product net recoveries were related to lease finance lending. There were no discontinued loan products in BankAtlantic’s loan portfolio at December 31, 2006 and management anticipates a lower level of recoveries from discontinued loan products in future periods compared to previous periods.
          BankAtlantic’s total charge-offs from continuing loan products during 2005 consisted primarily of various charge-offs related to small business, residential and home equity loans. BankAtlantic’s total recoveries from continuing loan products included a $1.1 million partial recovery of a commercial business loan that had been charged off during the third quarter of 2003.
          BankAtlantic’s total charge-offs from continuing loan products during 2004 consisted of a $645,000 charge-down of one commercial real estate loan and various smaller charges-offs associated with small business, residential and consumer loans. BankAtlantic’s total recoveries from continuing products during 2004 related primarily to the $4.1 million recovery of the commercial real estate loan discussed above.
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

Financial Services (Continued)
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

	December 31, 2006			December 31, 2005			December 31, 2004
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	By	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial business	$2,359	1.50%	3.07%	$1,988	2.30%	1.63%	$2,507	2.94%	1.59%
Commercial real estate	24,632	1.28	37.54	17,984	0.75	45.20	23,345	0.92	47.28
Small business	4,495	1.58	5.57	2,640	1.12	4.43	2,403	1.26	3.55
Residential real estate	4,242	0.20	42.34	2,592	0.13	38.53	2,565	0.12	38.57
Consumer — direct	7,874	1.34	11.49	6,354	1.17	10.19	4,281	0.90	8.86
Discontinued loan products	—	—	—	156	12.92	0.02	1,431	17.27	0.15

Total assigned	43,602			31,714			36,532
Unassigned	—	N/A	N/A	9,478	N/A	N/A	9,478	N/A	N/A

	$43,602	0.85	100.00	$41,192	0.78	100.00	$46,010	0.86	100.00

	December 31, 2003			December 31, 2002
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	By	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial business	$1,715	2.15	1.81	$1,437	1.75	2.06
Commercial real estate	24,005	0.99	55.12	21,124	1.05	50.75
Small business	2,300	1.44	3.63	2,863	1.99	3.61
Residential real estate	2,111	0.16	30.56	2,512	0.18	34.60
Consumer — direct	3,900	1.10	8.07	3,239	1.13	7.19
Discontinued loan products	4,553	12.81	0.81	10,290	14.46	1.79

Total assigned	38,584			41,465
Unassigned	7,011	N/A	N/A	6,557	N/A	N/A

	$45,595	1.04	100.00	$48,022	1.21	100.00

          The allowance for loan losses has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (i) Delinquency and charge-off levels and trends; (ii) Problem loans and non-accrual levels and trends; (iii) Lending policy and underwriting procedures; (iv) Lending management and staff; (v) Nature and volume of portfolio; (vi) Economic and business conditions; (vii) Concentration of credit; (viii) Quality of loan review system; and (ix) External factors. The unassigned component that was part of the Company’s allowance for loan losses in periods prior to January 1, 2006 was incorporated into the qualitative components of loans by loan category during 2006. In prior periods the unassigned component was calculated based on the entire loan portfolio considering the above qualitative factors. At January 1, 2006 this unassigned component was allocated to each loan category.

Financial Services (Continued)
          The unassigned allowance was transferred to the following loan categories as of January 1, 2006 (in thousands):

Amount
Commercial business	$264
Commercial real estate	5,285
Small business	1,566
Residential real estate	1,262
Consumer — direct	1,101

$9,478

          The unassigned allowance increased in each of the years in the three year period ended December 31, 2004 and remained at the prior year level at December 31, 2005. The major factors contributing to the increase in our unassigned allowance for loan losses during the four year period ending December 31, 2004 were the expanded geographical area in Florida in which we originated commercial real estate loans, and the growth in our consumer and purchased residential loan portfolios. We opened commercial loan offices in Orlando and Jacksonville, Florida. The loans originated outside our primary markets may have substantially different loss experiences than loans secured by collateral in South Florida. Also contributing to our increase in the unassigned portion of the allowance was the growth in our purchased residential and home equity loan products. A large portion of the purchased residential loans required only interest payments for a period of three to ten years, followed by conversion to a fully amortizing loan at the then prevailing interest rates for the remaining term of the loan. These types of delayed amortizing loans may have a greater default or recovery risk than the traditional amortizing loans in our portfolio. During 2004, we also modified our underwriting policies to allow for higher loan-to-value ratios based on Beacon scores for home equity loans. During 2005, the unassigned portion of the allowance remained at the prior period amount as there were no significant changes in lending policies or geographical concentration of credit risk.
          Commercial real estate loans account for a large portion of the allowance for loan losses for each of the years in the five year period ended December 31, 2006. The commercial real estate loan allowance from December 31, 2002 through December 2004 primarily reflects portfolio growth in high balance loans and additional reserves associated with loans to borrowers in the hospitality and time-sharing industries. These industries were designated to have higher credit risk than existing loans in our portfolio. The decline in the allowance for commercial real estate loans at December 31, 2005 was associated with repayments of loans in the hospitality industry, lower classified loan balances and a decline in portfolio balances. The increase in the allowance for commercial real estate loans during 2006 was associated with current economic conditions in the real estate industry.
          At December 31, 2006, our commercial real estate portfolio included several large lending relationships, including 19 relationships with unaffiliated borrowers involving individual lending commitments in excess of $30 million with aggregate amounts outstanding of $532 million.
          The allowance for consumer direct loans has increased for each of the years in the five year period ended December 31, 2006. This increase is largely associated with the growth in outstanding home equity loans throughout the period. The 2006 increase in the allowance also reflects an increase in estimated inherent losses in the loan portfolio associated with the current weakness in the housing market.
          The significant increase in the assigned allowance for home equity loans during 2005 compared to 2004 reflected an increase in the home equity loan loss ratio. This allowance was increased in response to an analysis of the portfolio which included a review of the portfolios’ loan to value ratios.
          The increase in the residential loan allowance during 2006 also reflects an increase in the estimated inherent losses in the residential loan portfolio associated with the current weakness in the housing market.
          The change in the percentage of allowance for loan losses to total gross loans during the three year period ended December 31, 2006 primarily reflects changes in classified assets, and qualitative allowance adjustments in response to the slow-down in the real estate industry that began during the latter half of 2005. The adjustments were primarily in the commercial real estate, consumer-direct and residential loan categories.

Financial Services (Continued)
BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
	2006	2005	2004	2003	2002
NONPERFORMING ASSETS
Tax certificates	$632	$388	$381	$894	$1,419
Residential	2,629	5,981	5,538	9,777	14,237
Commercial real estate and business	—	340	340	52	1,474
Small business — real estate	244	9	88	155	239
Lease financing	—	—	727	25	3,900
Consumer	1,563	471	1,210	794	532

Total non-accrual assets	5,068	7,189	8,284	11,697	21,801

Residential real estate owned	617	86	309	1,474	1,304
Commercial real estate owned	21,130	881	383	948	8,303
Consumer	—	—	—	—	4

Total repossessed assets	21,747	967	692	2,422	9,611

Total nonperforming assets	26,815	8,156	8,976	14,119	31,412
Specific valuation allowances	—	—	—	—	(1,386)

Total nonperforming assets, net	$26,815	$8,156	$8,976	$14,119	$30,026

Total nonperforming assets as a percentage of:
Total assets	0.43	0.13	0.15	0.31	0.64

Loans, tax certificates and net real estate owned	0.55	0.17	0.19	0.36	0.86

TOTAL ASSETS	$6,187,122	$6,109,330	$6,044,988	$4,566,850	$4,903,886

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$4,903,961	$4,830,268	$4,771,682	$3,872,473	$3,673,110

Allowance for loan losses	$43,602	$41,192	$46,010	$45,595	$48,022

Total tax certificates	$199,090	$166,697	$170,028	$193,776	$195,947

Allowance for tax certificate losses	$3,699	$3,271	$3,297	$2,870	$1,873

OTHER POTENTIAL PROBLEM LOANS
CONTRACTUALLY PAST DUE 90 DAYS OR MORE
Commercial real estate and business (1)	$—	$—	$—	$135	$100

PERFORMING IMPAIRED LOANS, NET OF SPECIFIC ALLOWANCES
Performing impaired loans	163	193	320	180	—
RESTRUCTURED LOANS
Commercial real estate and business	—	77	24	1,387	1,882

TOTAL POTENTIAL PROBLEM LOANS	$163	$270	$344	$1,702	$1,982

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement.
          Non-performing assets increased during 2006 reversing a declining non-performing asset trend. The increase in non-performing assets during 2006 resulted from the increase in real estate owned. BankAtlantic took possession of $20.2 million of real estate securing a land development loan during the fourth quarter of 2006.
          We believe the declining amounts of non-performing loans throughout the period from 2002 through 2005 reflects the strengthening of BankAtlantic’s underwriting policies, focusing our loan production on collateral based loans as well as the discontinuance of loan products with high historical loss experiences. From 2002 through 2005 real estate values have appreciated substantially and BankAtlantic focused its lending on real estate collateralized loans and underwriting policy and external environment had a favorable impact on BankAtlantic’s non-performing loan trends. During 2006, the real estate

Financial Services (Continued)
markets nationally and locally experienced a significant slow-down with negative implications for value appreciation. At December 31, 2006, BankAtlantic’s home equity non-performing loans are at higher levels than in prior periods; however, to date, residential non-performing loans remain low on a relative historical basis. BankAtlantic is monitoring these current trends and the potential effect these trends may have on its loan portfolio.
          In 2005, the improvement in non-performing assets compared to 2004 resulted from the foreclosure and sale of a large consumer home equity loan and the decline in BankAtlantic’s lease financing portfolio. This improvement was partially offset by an increase in non-performing residential loans and higher real estate owned. The increase in real estate owned primarily related to BankAtlantic’s tax certificate operations. During 2004 and 2005, these acquired properties were sold for amounts in excess of their carrying value. In 2004, non-accrual assets improved from 2003 due primarily to lower amounts of residential non-performing loans, delinquent tax certificates and real estate owned balances in our portfolio, resulting from favorable economic conditions in the real estate industry. The improvement in non-performing assets was partially offset by higher non-accrual lease financing lending arrangements in the aviation industry and higher non-accruing home equity loans.
          The specific valuation allowances on non-performing assets at December 31, 2002 consisted of specific valuation allowances on non-performing loans. At each period end, BankAtlantic individually evaluates the non-homogenous loans in its portfolio to identify those which it deems probable that the borrower will be unable to meet the contractual terms of the loan agreements. A specific valuation allowance is established for these loans, primarily based on cash flow valuation models or collateral value. At year-end 2006, 2005 and 2004, there was no specific valuation allowance assigned to non-performing loans.
BankAtlantic’s Non- Interest Income
          The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Other service charges and fees	$27,542	$23,347	$23,620	$4,195	$(273)
Service charges on deposits	90,472	61,956	51,435	28,516	10,521
(Loss) income from real estate operations	(982)	4,480	2,405	(5,462)	2,075
Gains on sales of loans	680	742	483	(62)	259
Securities activities, net	657	117	37	540	80
Gains associated with debt redemption	1,528	—	—	1,528	—
Gain (loss) on sales of bank facilities	1,627	1,200	(16)	427	1,216
Other	10,320	8,218	7,760	2,102	458

Non-interest income	$131,844	$100,060	$85,724	$31,784	$14,336

          The higher other service charges and fees during the year ended December 31, 2006 compared to the same 2005 period reflects the substantial increase in the number of debit cards. These cards were issued to new customers in connection with the opening of new accounts. BankAtlantic opened approximately 270,000 new core deposit accounts during 2006 compared to 222,000 and 166,000 during 2005 and 2004 respectively.
          The ATM and check cards issued upon opening new checking and savings accounts resulted in a $4.7 million increase in interchange and transaction fees during 2006 compared to 2005. Bank card annual fee income declined from 2005 as BankAtlantic waived the fee on new account openings in response to increased competition.
          The higher revenues from service charges on deposits during the year ended December 31, 2006 compared to the same 2005 period primarily resulted from the increase in the number of core deposit accounts discussed above, higher frequency of overdrafts per account during the 2006 period, a 7% increase in the overdraft fee beginning in July 2006 and a change in policy which allows certain customers to overdraft their accounts through the use of debit cards. The higher revenue from service charges on deposits during the year ended December 31, 2005 compared to 2004 was linked to growth in core deposit accounts.
          Income (loss) from real estate operations reflects net proceeds from sales of real estate inventory associated with a venture acquired as part of a financial institution acquisition during 2002. The 2005 and 2004 periods also included

Financial Services (Continued)
$624,000 and $274,000 of gains from the sales of store facilities. Loss from real estate operations during the 2006 year reflects higher development and capitalized interest costs associated with units sold during the period. In January 2007, a wholly owned subsidiary of BankAtlantic acquired the remaining 50% interest in the venture from the venture partner. It is possible that we may experience additional losses at this development, depending on the rate of future sales, sales prices and development costs.
          The increase in income from real estate operations during the year ended December 31, 2005 compared to the same 2004 period primarily resulted from an increase in units sold. During the years ended December 31, 2005 and 2004 the joint venture closed on 27 and 14 units, respectively.
          Gains on loan sales during each of the years in the three year period ended December 31, 2006 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers and the sale of Community Reinvestment Act qualified loans to other financial institutions.
          Securities activities, net during the year ended December 31, 2006 resulted from $458,000 of proceeds received in connection with the MasterCard International initial public offering and a $172,000 net gain realized from the sale of agency securities. Securities activities, net in 2005 reflects gains on the sales of agency securities. Securities activities net, in 2004 reflects fair value adjustments on a forward contract held for trading purposes.
          Gains associated with debt redemption for 2006 were the result of gains realized on the prepayment of FHLB advances. BankAtlantic prepaid these advances as part of a strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
          Gain on sale of bank facilities during the year ended December 31, 2006 primarily resulted from an exchange of branch facilities with another financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site in that general location. As consideration for this surplus branch, BankAtlantic exchanged a branch with the financial institution and recorded a $1.8 million gain equal to the appraised value of the branch transferred less its carrying value. The gain on the sale of branch facilities during 2005 primarily related to the sale of a branch to an unrelated financial institution for a $922,000 gain. The loss during 2004 reflects the disposition of various equipment.
          The increase in other non-interest income during the year ended December 31, 2006 compared to the same 2005 period reflects a $400,000 deposit forfeited by a potential buyer of a portion of BankAtlantic’s old corporate headquarters property and $380,000 of corporate overhead fees received from BFC with no corresponding fees during the 2005 period. The remaining increase in other income during 2006 compared to 2005 reflects increased banking fees associated with a higher number of core deposit accounts and increased earnings credit from a third party teller check outsourcing servicer. Higher other non-interest income during 2005 compared to 2004 primarily reflects higher commissions from the outsourcing of teller checks and increased bank fees from customers.

Financial Services (Continued)
BankAtlantic’s Non- Interest Expense
          The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Employee compensation and benefits	$146,099	$113,526	$93,154	$32,573	$20,372
Occupancy and equipment	57,291	41,611	32,713	15,680	8,898
Advertising and promotion	34,659	26,895	16,012	7,764	10,883
Check losses	8,615	5,176	2,878	3,439	2,298
Professional fees	7,653	9,695	11,285	(2,042)	(1,590)
Supplies and postage	6,833	5,638	4,467	1,195	1,171
Telecommunication	4,774	3,944	3,045	830	899
Amortization of intangible assets	1,561	1,627	1,715	(66)	(88)
Costs associated with debt redemption	1,457	—	11,741	1,457	(11,741)
Fines and penalties, compliance matters	—	10,000	—	(10,000)	10,000
Impairment of office properties and equipment	—	3,706	—	(3,706)	3,706
Other	24,506	19,274	16,611	5,232	2,663

Non-interest expense	$293,448	$241,092	$193,621	$52,356	$47,471

          BankAtlantic’s non-interest expense for the year ended December 31, 2006 was $293.4 million, 22% greater than the year ended December 31, 2005. Management is currently reviewing the level of the Company’s non-interest expenses which gave rise to this increase, with a view toward reducing those expenses which do not impact the quality of customer service or the opening of new stores.
          The substantial increase in employee compensation and benefits during each of the years in the three years ended December 31, 2006 resulted primarily from our store expansion and growth initiatives as well as the execution of our “Florida’s Most Convenient Bank” strategy. This strategy includes stores opened seven days a week, extended weekday hours, 24/7 call center hours, certain stores open to midnight, and holiday hours. This strategy, along with the opening of 17 stores and a second call center in central Florida during 2005 and 2006, contributed to the significant increase in compensation expense during each of the years in the three year period ended December 31, 2006. As a consequence of the above initiatives, the number of BankAtlantic’s full time equivalent employees increased from 1,301 at December 31, 2003 to 2,618 at December 31, 2006. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Included in employee compensation costs during the year ended December 31, 2006 was $3.2 million of share-based compensation costs recorded as part of the Company’s adoption of Statement of Financial Accounting Standards No.123R. No such costs were recorded during 2005 and 2004.
          The significant increase in occupancy and equipment reflects higher rental expenses associated with BankAtlantic’s growth and store expansion initiatives. BankAtlantic has entered into various operating lease agreements relating to current and future store expansion as well as for back-office facilities, including the opening of a second call center and BankAtlantic University to support the growing store network. BankAtlantic also incurred higher operating costs for real estate taxes, guard services, and utilities associated with the above growth and expansion initiatives. As a consequence of BankAtlantic’s growth, depreciation, building repairs, maintenance, real estate taxes and rent expense increased from $23.0 million and $28.3 million during the years ended December 31, 2004 and 2005, respectively, to $40.7 million during the year ended December 31, 2006. Guard service expense increased from $3.6 million and $4.8 million during the years ended December 31, 2004 and 2005, respectively, to $5.2 million during the year ended December 31, 2006. Also contributing to the higher occupancy costs was an increase in data processing costs associated with higher customer transaction volume. Data processing costs rose to $6.2 million during the year ended December 31, 2006 from $3.0 million and $4.7 million during the years ended December 31, 2004 and 2005, respectively.
          Advertising expenses during 2006, 2005 and 2004 reflect marketing initiatives to promote our “Florida’s Most Convenient Bank” strategy and brand. These promotions included print, radio and billboard advertising, customer gifts, a sports arena sponsorship and events associated with seven-day banking. Commencing in the fourth quarter of 2005 BankAtlantic significantly expanded its advertising campaign in response to slowing growth rates in core deposits. BankAtlantic created new marketing promotions and introduced new account opening incentives in order to attract new core

Financial Services (Continued)
deposits. While new core deposit account growth has been favorable, account balances in existing accounts have declined resulting in slowed overall growth of deposit balances. BankAtlantic is currently reassessing its marketing strategy in light of the existing deposit outflows. Additionally, management is reviewing its marketing programs with a goal of reducing overall marketing expenses while intending to maintain its customer service standards.
          BankAtlantic experienced a significant increase in check losses for each of the years in the three year period ended December 31, 2006. The higher check losses were primarily related to the increased number of core deposit accounts and the volume of checking account overdrafts. Also contributing to the losses was an increased number of fraudulent check cashing schemes and counterfeiting during the 2006 period compared to 2005 and 2004.
          The decline in professional fees during the three year period primarily resulted from lower consulting costs associated with the compliance efforts relating to anti-terrorism and anti-money laundering laws and regulations following an earlier identification of deficiencies in our program. The compliance deficiency was identified during 2004 and BankAtlantic entered into a deferred prosecution agreement with the U.S. Department of Justice and an agreement with the Office of Thrift Supervision in April 2006. BankAtlantic incurred substantial consulting fees during 2004 and 2005 in connection with improving its compliance systems and procedures, including costs associated with acquiring new software.
          The increase in supplies, postage and telecommunication costs during the three year period ended December 31, 2006 were directly related to BankAtlantic’s growth initiatives and store expansion.
          Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.
          The costs associated with debt redemptions were the result of prepayment penalties incurred during the years ended December 31, 2006 and 2004 upon the prepayment of FHLB advances. The prepayments during 2006 were part of a market risk strategy to reduce the effect of an asset sensitive portfolio on BankAtlantic’s net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities. The prepayments during 2004 involved higher rate advances repaid with the goal of improving Bank Atlantic’s net interest margin.
          The 2005 period includes an impairment charge associated with the relocation of our corporate headquarters and a decision to vacate and raze our former headquarters.
          During the fourth quarter of 2005, BankAtlantic established a $10 million reserve with respect to the, anti-money laundering laws and the Bank Secrecy Act compliance issues discussed above. In April 2006, BankAtlantic entered into a deferred prosecution agreement with the U.S Department of Justice and remitted the $10.0 million.
          The increase in other non-interest expense during the year ended December 31, 2006 compared to the same 2005 period relates to higher expenses associated with services provided by BFC, higher costs associated with a real estate development and increased general operating expenses such as check printing and ATM network cost related to a significant increase in the number of customer accounts, store locations, employees and the extended hours of the store network.
          The significant increase in other non-interest expense during the year ended December 31, 2005 compared to the same 2004 period primarily related to an additional $1.5 million of fees remitted for maintaining attorney escrow accounts and increased general operating expenses.
BankAtlantic’s Provision for Income Taxes

	For the Years Ended			Change	Change
	Ended December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Income before income taxes	$49,427	$86,658	$74,070	$(37,231)	$12,588
Provision for income taxes	(13,105)	(30,838)	(25,530)	17,733	(5,308)

BankAtlantic net income	$36,322	$55,820	$48,540	$(19,498)	$7,280

Effective tax rate	26.51%	35.59%	34.47%

          The lower effective tax rate during the year ended December 31, 2006 compared to the same 2005 period resulted from a higher percentage of tax exempt income to earnings and a lower effective state income tax rate. During 2006, tax

Financial Services (Continued)
exempt income was 26% of income before taxes compared to 14% during the same 2005 periods. The lower state income tax effective rate reflects a change in the proportion of earnings among various state tax jurisdictions.
          The increase in the effective tax rate during 2005 compared to the same 2004 period resulted from the establishment of a non-tax deductible $10 million reserve for fines and penalties associated with the AML-BSA compliance matter. The non-deductibility of these fines was partially offset by a higher percentage amount of income from tax exempt securities during 2005 compared to 2004.
Parent Company Results of Operations
          The following table is a condensed income statement summarizing the parent company’s segment results of operations (in thousands):

	For the Years			Change	Change
	Ended December 31,			2006 vs	2005 vs
	2006	2005	2004	2005	2004
Net interest income (expense):
Interest on loans	$—	$556	$1,751	$(556)	$(1,195)
Interest and dividends on investments	2,448	1,701	756	747	945
Interest on Junior Subordinated Debentures	(21,933)	(19,347)	(16,958)	(2,586)	(2,389)

Net interest (expense)	(19,485)	(17,090)	(14,451)	(2,395)	(2,639)

Non-interest income:
Income from unconsolidated subsidiaries	1,634	621	485	1,013	136
Securities activities, net	9,156	731	3,693	8,425	(2,962)
Litigation settlement	—	—	22,840	—	(22,840)
Other	—	1,172	512	(1,172)	660

Non-interest income	10,790	2,524	27,530	8,266	(25,006)

Non-interest expense:
Employee compensation and benefits	4,705	4,047	3,042	658	1,005
Advertising and promotion	408	422	289	(14)	133
Professional fees	638	1,179	1,708	(541)	(529)
Other	1,005	515	603	490	(88)

Non-interest expense	6,756	6,163	5,642	593	521

(Loss) income before income taxes	(15,451)	(20,729)	7,437	5,278	(28,166)
Income tax (expense) benefit	6,008	7,435	(2,692)	(1,427)	10,127

Parent Company (loss) income	$(9,443)	$(13,294)	$4,745	$3,851	$(18,039)

          Parent company interest on loans during 2005 and 2004 represented interest income on loans to Levitt Corporation. Levitt Corporation repaid all of its borrowings from the parent company during 2005.
          Interest and dividends on investments during each of the years in the three year period ended December 31, 2006 was primarily interest and dividends associated with a debt and equity portfolio managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $220,000, $162,000 and $158,000 during the years ended December 31, 2006, 2005 and 2004, respectively.
          Interest expense for the years ended December 31, 2006, 2005 and 2004 consisted primarily of debt service on the Company’s junior subordinated debentures. The average balance of the Company’s junior subordinated debentures was $263.3 million during each of the years in the three year period ended December 31, 2006. The increase in the interest expense during the three year period ending December 31, 2006 was primarily due to higher rates on variable rate junior subordinated debentures resulting from the increase in short term interest rates. Of the $263.3 million of junior subordinated debentures, $128.9 million bear interest at variable rates which adjust quarterly.
     Income from unconsolidated subsidiaries during 2006, 2005 and 2004 represents $627,000, $556,000 and $485,000, respectively, of equity earnings from trusts formed to issue trust preferred securities and $1.0 million and $65,000 of equity earnings in income producing real estate joint ventures during the years ended December 31, 2006 and 2005, respectively.

Financial Services (Continued)
The business purpose of the joint ventures is to manage certain rental properties with the intent to sell the property in the foreseeable future.
          During the year ended December 31, 2006, the Company recorded a gain of approximately $600,000 associated with the sale of the underlying rental property in a joint venture. The equity earnings from the trusts are generated by an equivalent amount of interest that we pay on the Company’s junior subordinated debentures that we issued to the trust in exchange for the proceeds form the trust’s issuances of its securities.
          Securities activities gains during the year ended December 31, 2006 primarily represent gains from managed funds. During 2006, the Parent Company sold $69.1 million of equity securities from its portfolio for gains of $9.2 million. The majority of the proceeds from the sale of equity securities were reinvested in equity securities. A portion of these proceeds were also used to fund the higher interest expense on junior subordinated debentures. The Parent Company anticipates continuing to sell equity securities from its portfolio from time to time in order to fund a portion of its interest expense on junior subordinated debentures and to fund its common stock repurchase program.
          Securities activities, net during 2005 reflect transactions by the money manager to rebalance the portfolio in response to changes in the equity markets. The securities activities during 2004 primarily represent gains from sales of exchange traded mutual funds. The Company sold its mutual funds and invested the proceeds with the money manager.
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
          Other income during the years ended December 31, 2005 and 2004 represented fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation (“BFC”). During 2006, the employees who provided a substantial portion of these services were transferred to BFC and these services were then provided to the Company by BFC and the fees paid by the Company to BFC are reflected in other expenses.
          The Company’s compensation expense during the year ended December 31, 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. Additional compensation expense during 2006 also included payroll taxes associated with the exercise of stock options and $955,000 of share-based compensation costs for the year ended December 31, 2006 upon the implementation of SFAS 123R as of January 1, 2006.
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
          Advertising costs during each of the years in the three year period ended December 31, 2006 represents investor relations expenditures and the cost of shareholder correspondence and the annual meetings.
          The decreased professional fees during 2006 and 2005 primarily resulted from lower allocated fees associated with compliance with the Sarbanes Oxley Act partially offset by attorney fees associated with a proposed Ryan Beck initial public offering, which was initiated in 2006 and ultimately lead to the merger of Ryan Beck with Stifel.
          The increase in other expenses during the year ended December 31, 2006 compared to the same 2005 period primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These services were previously performed by the Company’s employees and accordingly these expenses were primarily reflected in compensation expense during the 2005 period.

Financial Services (Continued)
BankAtlantic Bancorp Consolidated Financial Condition
          Total assets at December 31, 2006 and 2005 were $6.5 billion. The changes in components of total assets from December 31, 2005 to December 31, 2006 are summarized below:
•	Lower cash and due from depository institution balances resulting from a decline in cash letter receivables resulting from electronic clearing;

•	Decline in securities available for sale reflecting an investment strategy to limit asset growth in response to the flat to inverted yield curve environment that existed during 2006;

•	Higher investment securities balances due to additional investments in tax exempt securities;

•	Increase in tax certificate balances associated with expanding purchases outside of Florida:

•	Higher investment in FHLB stock related to additional FHLB advance borrowings;

•	Decline in loan receivable balances associated with lower commercial real estate loan balances primarily resulting from a slow-down in the real estate construction market;

•	Higher residential loans held for sale balances resulting from an increase in originated loans;

•	Increase in accrued interest receivable resulting from higher earning asset yields during 2006 compared to 2005;

•	Increase in real estate inventory related to a decision to build homes at the River Club real estate development;

•	Higher real estate owned balances as BankAtlantic took possession of the real estate securing a $27.2 million land development loan;

•	Increase in investment in unconsolidated subsidiaries due to additional investments in income producing real estate joint ventures during 2006;

•	Increase in office properties and equipment associated with BankAtlantic’s store expansion and growth initiatives.
          The Company’s total liabilities at December 31, 2006 and 2005 were $6.0 billion. The changes in components of total liabilities from December 31, 2005 to December 31, 2006 are summarized below:
•	Higher interest bearing deposit balances resulting from growth in Savings and NOW checking deposit accounts associated with the “Florida’s Most Convenient Bank” marketing initiatives;

•	Lower non-interest bearing deposit balances primarily resulting from a decline in the average customer account balances during 2006;

•	Increase in FHLB advance borrowings to fund the decline in short-term borrowings;

•	Decrease in development notes payable associated with the repayment of River Club real estate development borrowings from third party lenders;

•	Decrease in other liabilities associated with the payment of a $10 million reserve established for possible AML-BSA fines and penalties in April 2006 and lower current income taxes payable associated with the payment of 2005 income taxes in February 2006.
          Stockholders’ equity at December 31, 2006 was $525.0 million compared to $516.3 million at December 31, 2005. The increase was primarily attributable to: earnings of $15.4 million, a $9.7 million increase in additional paid in capital from the issuance of common stock and associated tax benefits upon the exercise of stock options, a $5.0 million increase in additional-paid-in-capital associated with share-based compensation expense and a $5.2 million increase in accumulated other comprehensive income, net of income tax benefits associated with the reduction in the minimum pension liability and lower unrealized losses on securities available for sale at December 31, 2006. The above increases in stockholders’ equity were partially offset by the payment of $9.7 million of common stock dividends, a $15.1 million reduction in additional paid in capital resulting from the retirement of 528,896 shares of Class A common stock issued upon exercise of employee stock options and the retirement of 559,700 shares of Class A common stock associated with the Company’s Class A common stock repurchase program.

Financial Services (Continued)
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
          The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends, pay debt service, repay borrowings, purchase equity securities, invest in income producing real estate joint ventures and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $21.1 million. The Company’s estimated current annual dividends to common shareholders are approximately $10.0 million. During the year ended December 31, 2006, the Company received $20.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
          In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock. Share repurchases will be based on market conditions and our liquidity requirements. No termination date was set for the buyback program. The shares will be purchased on the open market, although the Company may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the year ended December 31, 2006, the Company repurchased and retired 559,700 shares of Class A common stock at an aggregate purchase price of $7.8 million.
          The Company has invested $77.1 million in equity securities through a third party money manager. The equity securities had a fair value of $86.6 million as of December 31, 2006. It is anticipated that these funds will be invested in this manner until such time as the funds may be needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s store expansion and growth initiatives, retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
          The Company has established revolving credit facilities aggregating $30 million with two independent financial institutions. The credit facilities contain customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These facilities are secured by the common stock of BankAtlantic. The Company was in compliance with all covenants contained in the facilities at December 31, 2006. The Company had no outstanding borrowings under these credit facilities at December 31, 2006.
          Upon the merger of Ryan Beck with Stifel, the Company received approximately 2,375,000 shares of Stifel common stock and upon Stifel shareholder approval will receive warrants to acquire approximately 480,000 shares of Stifel common stock at $36.00 per share, or in the event Stifel shareholders do not approve issuance of the warrants, $19.2 million. In the foreseeable future, the Company may reduce its investment in Stifel and use the proceeds to support future growth of the BankAtlantic franchise and provide additional funding for Class A common stock repurchases and additional investments.
BankAtlantic
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and investment securities; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; distributions from income producing real estate joint ventures and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and investment securities, payments of maturing certificates of deposit, acquisitions of properties and equipment, investments in income producing joint ventures, operating expenses and dividends to the Company. The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.5 billion as of December 31, 2006. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $957.8 million at December 31, 2006. BankAtlantic has established lines of credit for up to $557.9 million with other banks to purchase federal funds of which $32.0 million was outstanding as of December 31, 2006. BankAtlantic has also established a $6.2 million advance commitment with the Federal Reserve Bank

Financial Services (Continued)
of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at December 31, 2006, $7.0 million of short term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At December 31, 2006, BankAtlantic had $61 million of brokered deposits.
          BankAtlantic’s commitments to originate and purchase loans at December 31, 2006 were $249 million and $69.5 million, respectively, compared to $327.3 million and $6.7 million, respectively, at December 31, 2005.
          At December 31, 2006, BankAtlantic had investments and mortgage-backed securities of approximately $101.9 million pledged against securities sold under agreements to repurchase, $23.3 million pledged against public deposits, $50.1 million pledged against the Federal Reserve Treasury Investment Program, and $6.7 million pledged against treasury tax and loan accounts.
          BankAtlantic in 2004 began a de novo store expansion strategy and during the two years ended December 31, 2006 BankAtlantic opened 17 stores. The store expansion program is on-going and at December 31, 2006, BankAtlantic had $11.2 million of commitments to purchase land for store expansion. BankAtlantic’s estimated capital expenditures in connection with the 2007 store expansion initiatives are expected to be approximately $66.1 million. BankAtlantic estimates that the capital requirements for funding this store expansion will be approximately $7.0 million which may be funded through capital contributions from BankAtlantic Bancorp or earnings.
          A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2006. The total amount of principal repayments on loans and securities contractually due after December 31, 2007 was $4.6 billion, of which $1.7 billion have fixed interest rates and $2.8 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	Outstanding
	on
	December 31,	For the Period Ending December 31, (1)
			2008-			2020-
	2006	2007	2009	2010-2014	2015-2019	2024	>2025
Commercial real estate	$2,109,741	$942,068	$688,677	$230,436	$184,308	$60,380	$3,872
Residential real estate	2,167,819	55,641	26,893	42,059	334,732	15,316	1,693,178
Consumer (2)	588,164	1,477	2,257	69,892	389,972	124,566	—
Commercial business	255,334	122,103	42,937	88,569	1,725	—	—

Total loans	$5,121,058	$1,121,289	$760,764	$430,956	$910,737	$200,262	$1,697,050

Total securities Available for sale (3)	$558,863	$996	$3,410	$83,905	$150,424	$1,771	$318,357

(1)	Does not include deductions for the undisbursed portion of loans in process.

(2)	Includes second mortgage loans.

(3)	Does not include $92.5 million of equity securities.

Financial Services (Continued)
          Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2006 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total
One year or less	$243,118	$846,216	$1,089,334
Over one year, but less than five years	11,959	11,683	23,642
Over five years	257	1,657	1,914

	$255,334	$859,556	$1,114,890

Due After One Year:
Pre-determined interest rate	$12,216	$13,340	$25,556
Floating or adjustable interest rate	—	—	—

	$12,216	$13,340	$25,556

          BankAtlantic’s geographic loan concentration at December 31, 2006 was:

Florida	56%
Eastern U.S.A.	23%
Western U.S.A.	16%
Central U.S.A	5%

100%

          The loan concentration for BankAtlantic’s originated portfolio is primarily in Florida. The concentration in Western and Northeastern United States, and other locations primarily relates to purchased wholesale residential real estate loans.
          At December 31, 2006, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%

At December 31, 2005:
Total risk-based capital	$512,664	11.50%	8.00%	10.00%
Tier 1 risk-based capital	$446,419	10.02%	4.00%	6.00%
Tangible capital	$446,419	7.42%	1.50%	1.50%
Core capital	$446,419	7.42%	4.00%	5.00%
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.

Financial Services (Continued)
Consolidated Cash Flows
          A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Net cash provided (used) by:
Operating activities	$3,359	$57,339	$67,295
Investing activities	(205,891)	132,220	(1,457,098)
Financing activities	174,460	(154,358)	1,404,981

(Decrease) increase in cash and cash equivalents	$(28,072)	$35,201	$15,178

          Cash flows from operating activities declined during 2006 compared to 2005 due primarily to lower net income and a decline in proceeds from the sale of loans held for sale. Cash flows from operating activities declined during 2005 compared to 2004 due primarily to lower net income.
          Cash flows from investing activities declined significantly during 2006 compared to 2005 primarily due to lower proceeds from the sales of securities available for sale and an increase in loan originations and purchases. During 2006, BankAtlantic reinvested funds received from loan repayments primarily in purchased residential loans. Cash flows from investing activities increased significantly during 2005 compared to 2004 primarily resulting from net repayments of loans receivable during 2005 compared to net originations of loans receivable during 2004 as well as lower securities purchased during 2005 compared to 2004.
          Cash flows from financing activities increased substantially during 2006 compared to 2005 primarily due to higher short term borrowings partially offset by lower deposit growth. Cash flows from financing activities declined during 2005 compared to 2004 primarily due to repayments of FHLB advances. The FHLB advances were repaid primarily from loan repayments.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
          The table below summarizes the Company’s loan commitments at December 31, 2006 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Loan Commitments	Committed	1 year	1-3 years	4-5 years	years
Lines of credit	$709,655	$90,243	$—	$—	$619,412
Standby letters of credit	67,831	67,831	—	—	—
Other commercial commitments	318,931	318,931	—	—	—

Total loan commitments	$1,096,417	$477,005	$—	$—	$619,412

          Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $50.4 million at December 31, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $17.4 million at December 31, 2006. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.

Financial Services (Continued)
          Other loan commitments are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
          At December 31, 2006, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.
          The table below summarizes the Company’s contractual obligations at December 31, 2006 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$943,184	$854,103	$77,298	$11,698	$85
Long-term debt	293,189	—	—	—	293,189
Advances from FHLB (1)	1,517,058	1,445,058	40,000	32,000	—
Operating lease obligations	88,316	8,667	16,491	12,080	51,078
Pension obligation	14,336	938	2,220	2,848	8,330
Other obligations	37,956	15,456	8,250	6,250	8,000
Securities sold but not yet purchased	31,407	31,407	—	—	—

Total contractual cash obligations	$2,925,446	$2,355,629	$144,259	$64,876	$360,682

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
          Long-term debt primarily consists of the junior subordinated debentures issued by the Company as well as BankAtlantic’s subordinated debentures and mortgage backed bonds. Operating lease obligations represent minimum future lease payments in which the Company is the lessee for real estate and equipment leases.
          The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2006. The payments represent the estimated benefit payments through 2016, of which the majority of the payments will be funded through plan assets. The table does not include estimated benefit payments after 2016. The actuarial present value of the projected accumulated benefit obligation was $29.6 million at December 31, 2006.
          Other obligations are legally binding agreements with vendors for the purchase of services, land and materials associated with BankAtlantic’s store expansion initiatives as well as advertising, marketing and sponsorship contracts.
          Pursuant to the agreement the for the merger of Ryan Beck with Stifel, the Company indemnified Stifel and its affiliates against third party claims attributable to the conduct or activities of Ryan Beck prior to the merger. This indemnification is subject to specified thresholds and time periods and to a cap of $20 million. The Company also agreed to indemnify Stifel against federal tax liabilities and claims relating to the ownership interests in Ryan Beck.
          During the fourth quarter of 2006, BankAtlantic initiated an investment strategy whereby agency securities are purchased and a call option is written on the purchased agency securities. BankAtlantic is subject to the off-balance sheet risk of foregoing the appreciation on the agency securities in exchange for the option premium and the potential of owning out-of-the-money agency securities when interest rates rise.
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

Financial Services (Continued)
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
Allowance for loan losses
          The allowance for loan losses is maintained at an amount that we believe to be adequate to absorb probable losses inherent in our loan portfolio. We have developed policies and procedures for evaluating our allowance for loan losses which consider all information available to us. However, we must rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances change the allowance for loan losses may decrease or increase significantly.
          The calculation of our allowance for loan losses consists of two components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral and based on valuation models that present value estimated expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management’s attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.
          The second component of the allowance requires us to group loans that have similar credit risk characteristics so as to form a basis for predicting losses based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to these groups of loans by utilizing data such as historical loss experiences, loan-to-value ratios, concentration of credit risk, and delinquency trends. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include economic and business conditions, concentration of credit risk, delinquency and problem loan trends and external factors. In deriving the qualitative allowance management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.
          Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2006, our allowance for loan losses was $43.6 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management’s control. Accordingly, there is no assurance that we will not incur credit losses far in excess of the amounts estimated by our allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.
     We periodically analyze our loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. A portion of the change in our loan loss estimates during the five year period ended December 31, 2006 resulted from changes in credit policies

Financial Services (Continued)
which focused our loan production on collateral based loans and the discontinuation of certain loan products. We believe that these changes reduced our allowance for loan losses as measured by the decline in our allowance to loan losses to total loans from 1.58% at December 31, 2001 to 0.94% at December 31, 2006. If our historical loss experience increased or decreased in the assigned portion of the allowance for loan losses by 25 basis points at December 31, 2006, we estimate that our pre-tax earnings would increase or decrease, respectively, by approximately $12 million.
Valuation of securities and trading activities
          We record our securities available for sale, investment securities, and derivative instruments in our statement of financial condition at fair value. We use the following four methods for valuation: quoted market prices, matrix pricing, quoted broker prices and a management valuation model. Our policy is to use quoted market prices when available. Quoted market prices are available for equity securities, but quoted market prices are not available for our mortgage-backed securities, other securities and tax exempt securities.
          The following table provides the sources of fair value for our securities and derivative instruments at December 31, 2006 (in thousands):

		Quoted
	Quoted Market	Broker	Matrix	Valuation
	Prices	Prices	Pricing	Model	Total
Securities:
Mortgage-backed securities	$—	$—	$361,750	$—	$361,750
Tax exempt securities	—	20,099	377,145	—	397,244
Other securities	—	—	—	675	675

Total debt securities	—	20,099	738,895	675	759,669
Total derivative instruments	—	—	—	—	—
Total equity securities	92,453	—	—	—	92,453

Total	$92,453	$20,099	$738,895	$675	$852,122

          Equity securities trade daily on various stock exchanges or inter-dealer quotation systems. The fair value of these securities in our statement of financial condition is based on the closing price quotations or sales prices at period end. The closing quotation or sales price excludes retail markups, markdowns or commissions and does not necessarily represent actual transactions. We adjust our equity securities available for sale to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.
          For a small portion of our tax exempt securities being held in a custody account at an unrelated financial institution, we use the broker price quotes reflected on the custody account statements delivered by that bank as quoted market prices are not available for these securities.
          We subscribe to a third-party service to obtain matrix pricing to determine the fair value of our mortgage-backed securities and tax exempt securities as set forth in the table above. The matrix pricing computes the fair value of mortgage-backed securities and tax-exempt debt securities based on the coupon rate, maturity date and estimates of future prepayment rates. We use matrix pricing to value these securities as quoted market prices are unavailable for these types of securities.
          The valuations obtained from the matrix pricing and broker price quotes are not actual transactions and may not reflect the actual amount that would be realized upon sale. The interest rate and prepayment assumptions used in the matrix pricing and broker price quotes are representative of assumptions that we believe market participants would use in valuing these securities, while different assumptions may result in significantly different results. We adjust our debt securities available for sale to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income.
          Debt securities held to maturity are recorded at historical cost with the fair value disclosed on our statement of financial condition. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs through charges to earnings of the individual securities to their fair value.

Financial Services (Continued)
          At December 31, 2006, the fair value and unrealized loss associated with securities was $852.1 million. If interest rates were to decline by 200 basis points, we estimate that the fair value of our debt securities portfolio would increase by $84.5 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our debt securities would decline by $75.8 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve and do not take into account any mitigating steps that management might take in response to changes in interest rates. We are likely to obtain significantly different results if these assumptions were changed.
Impairment of Goodwill and Other Intangible Assets
          We test goodwill for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2006 (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units declines below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill. At December 31, 2006, total goodwill from continuing operations was $70.5 million. The fair value of our bank operations reportable segments assigned goodwill exceeds the carrying value by $513 million at September 30, 2006.
Impairment of Long-Lived Assets
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. Long-lived assets subject to the above impairment analysis included property and equipment, internal-use software, real estate held for development and sale and real estate owned. At December 31, 2006 the balance of these assets was $266.8 million.
          Our core deposit intangible assets are periodically reviewed for impairment at the store level by reviewing the undiscounted cash flows by store in order to assess recoverability. At December 31, 2006 our core deposit intangible asset was $6.8 million. The undiscounted cash flows of the stores assigned to the core deposit intangible asset exceeded its carrying amount at September 30, 2006.
          During the second quarter of 2006, we began implementing a software application to improve customer service at our call center. As a consequence, the estimated life of our existing call center software was shortened resulting in $527,000 of accelerated depreciation during the year ended December 31, 2006.
          During the second quarter of 2005, we relocated our corporate headquarters and finalized a plan to raze the old corporate headquarters building and construct a store on the site. As a consequence of the relocation and the expected demolition of the old corporate headquarters building we recorded an impairment charge of $3.7 million during the year ended December 31, 2005.
          During 2004, we finalized a plan to renovate the interior of BankAtlantic’s stores. As a result of the renovation plan, BankAtlantic shortened the estimated lives of store fixed assets resulting in $1.5 million and $900,000 of accelerated depreciation and amortization during 2004 and 2005, respectively.

Financial Services (Continued)
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
Accounting for Contingencies
          Contingent liabilities consist of liabilities that we may incur in connection with our indemnity obligation to Stifel following the Ryan Beck-Stifel merger and, litigation, regulatory and tax uncertainties arising from the conduct of our business activities. We established reserves for legal, regulatory and other claims when it becomes probable that we will incur a loss and the loss is reasonably estimated. We have attorneys, consultants and other professionals to assist with assessing the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The reserving for contingencies is based on management’s judgment on uncertain events in which changes in circumstances could significantly affect the amounts recorded in the Company’s financial statements. At December 31, 2006, total reserves for contingent liabilities included in other liabilities were $1.5 million.
Share-based Compensation
          The Company adopted SFAS 123R as of January 1, 2006 and began recognizing compensation costs based on the fair value of the stock-based award at the grant date. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of option awards using the Black Scholes option-pricing model is affected by the stock price and assumptions regarding the expected stock price volatility over the expected term of the awards, expected term of the awards, risk-free interest rate and expected dividends. If circumstances require that the Company alters the assumptions used for estimating stock-based compensation expense in future periods or if the Company decides to use a different valuation model, the recorded expenses in future periods may differ significantly from the amount recorded in the current period and could affect net income and earnings per share.
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
Dividends
          The availability of funds for dividend payments depends upon BankAtlantic’s ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See “Regulation and Supervision – Limitation on Capital Distributions.”
          Subject to the results of operations and regulatory capital requirements for BankAtlantic and indenture restrictions, we will seek to declare regular quarterly cash dividends on our common stock.

Financial Services (Continued)
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

Homebuilding & Real Estate Development
          Our Homebuilding & Real Estate Development segment consists of Levitt, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
“Executive Overview
          Our operations are concentrated in the real estate industry, which is cyclical by nature. In addition, the majority of our assets are located in the State of Florida. Our homebuilding operations sell residential housing, while our land development business sells land to residential builders as well as commercial developers, and on occasion internally develops commercial real estate and enters into lease arrangements. The homebuilding industry is going through a dramatic slowdown after years of strong growth. Excess supply, particularly in previously strong markets like Florida, in part driven by speculative activity by investors, has led to downward pressure on pricing for residential homes and land. Accordingly, we have increased our focus on alternative strategies under various economic scenarios with a view to maintaining sufficient liquidity to withstand a prolonged downturn. Capital for land development and community amenities is being closely monitored and we are attempting to pace expenditures in line with current absorption rates.
Outlook
          During 2006, management continued to focus on improving organizational and infrastructure processes and procedures. We made substantial investments in our information systems, personnel and practices to strengthen the management team, increase field construction capacity and competency and standardize policies and procedures to enhance operational efficiency and consistency. While the Company made these organizational changes, the market conditions in the homebuilding industry deteriorated and we have not yet seen meaningful evidence of any improvement to date in 2007. As a result of these deteriorating conditions, we incurred higher selling expenses for advertising, outside broker commissions and other sales and marketing incentives in an effort to remain competitive and attract buyers during 2006 and expect to continue to do so in 2007.
          Our Land Division entered the year with three active projects, St. Lucie West, Tradition, Florida and Tradition, South Carolina. During 2006, we finished development in St. Lucie West, continued our development and sales activities in Tradition, Florida, and started our development in Tradition, South Carolina. As a result, we incurred higher general and administrative expenses in the Land Division due to this expansion into the South Carolina market. In addition, the overall slowdown in the homebuilding market had an effect on demand for residential land in our Land Division which was partially mitigated by increased commercial sales and commercial leasing revenue. Traffic at the Tradition, Florida information center slowed in connection with the overall slowdown in the homebuilding market.
          As we enter 2007, our strategy will focus on our balance sheet, including efforts to enhance our liquidity and preserve our borrowing capacity, as well as to bring costs in line with our orders, closings and strategic objectives. We have been taking steps to align our staffing levels with current and anticipated future market conditions and will continue to focus on implementing expense management initiatives throughout the organization. We have reviewed and continue to review our land positions to align our position with our requirements and expectations of future demand. In order to remain competitive in our markets, we are aggressively offering sales incentives to customers while working to preserve the conversion rate in our backlog. These initiatives will lead to lower gross margins on home sales. We are attempting to mitigate the impact of this margin compression by reducing general and administrative expenses, shortening cycle time to lower construction and carry costs, negotiating lower prices from our suppliers and in the short term curtailing land acquisitions in most of our markets. While there is clearly a slowdown in the homebuilding sector, interest in commercial property in our Land Division has remained strong, and interest in the South Carolina market does not appear to be impacted as severely as the Florida residential market. The Land Division expects to continue developing and selling land in its master-planned communities in South Carolina and Florida. In addition to sales of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and to internally develop certain projects for leasing to third parties. In

Homebuilding & Real Estate Development (Continued)
addition to sales to third party homebuilders and commercial developers, the Land Division anticipates that it will continue to periodically sell residential land to the Homebuilding Division.
Financial and Non-Financial Metrics
          We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), (loss) income before taxes, net (loss) income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. Non-financial metrics used to evaluate historical performance include the number and value of new orders executed, the number of cancelled contracts and resulting spec inventory, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts as well as cancellation rates of homes in backlog. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Critical Accounting Policies and Estimates
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of revenues and expenses on the statements of operations for the periods presented. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue recognition on percent complete projects, reserves and accruals, impairment of assets, determination of the valuation of real estate and estimated costs to complete of construction, litigation and contingencies and the amount of the deferred tax asset valuation allowance. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.
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

Homebuilding & Real Estate Development (Continued)
development cycles in our Land Division, such development costs are subject to more relative volatility than similar costs in homebuilding. Costs to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
          We review real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). In analyzing potential impairment, we use projections of future undiscounted cash flows from the inventory. These projections are based on our views of future sales prices, cost of sales levels and absorption rates. We believe that our estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value. Due to changes in economic and market conditions, and assumptions and estimates required of management in valuing inventory during these changing market conditions, all of which are subjective and involve significant estimates, actual results could differ materially from management’s assumptions and estimates and may require material inventory impairment charges to be recorded in the future.
          During the year ended December 31, 2006, we recorded $36.8 million of impairment charges which included $34.3 million of homebuilding inventory impairments and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase. Projections of future cash flows were discounted and used to determine the estimated impairment charges. These adjustments were calculated based on current market conditions and assumptions made by management, which may differ materially from actual results if our assumptions prove not to be accurate or if market conditions change.
Investments in Unconsolidated Subsidiaries
          We follow the equity method of accounting to record our interests in subsidiaries in which we do not own the majority of the voting stock and to record our investment in variable interest entities in which we are not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize our share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. These investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.
Homesite Contracts and Consolidation of Variable Interest Entities
          In the ordinary course of business we enter into contracts to purchase homesites and land held for development. Option contracts allow us to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. Our liability for nonperformance under such contracts is typically only the required deposits, which are usually less than 20% of the underlying purchase price. We do not have legal title to these assets. However, if certain conditions are met under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, the Company’s land contracts may create a variable interest for the Company, with the Company being identified as the primary beneficiary. If these conditions are met, interpretation no. 46 requires us to consolidate the assets (homesites) at their fair value. At December 31, 2006 there were no assets under these contracts consolidated in our financial statements.

Homebuilding & Real Estate Development (Continued)
Revenue Recognition
          Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and we do not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. In order to properly match revenues with expenses, we estimate construction and land development costs incurred but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. We monitor the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons. We do not expect the estimation process to change in the future.
          Revenue is recognized from certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of our land sales, this involvement typically consists of final development activities. We recognize revenue and related costs as work progresses using the percentage of completion method, which relies on contract revenue and estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of development costs remaining to be completed are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
          Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
Capitalized Interest
          Interest incurred relating to land under development and construction is capitalized to real estate inventories during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stage and during the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest is amortized to cost of sales on the relative sales value method as related homes and land are sold.
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
          We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The fair value of option awards on the date of grant using the Black-Scholes option-pricing model is determined by the stock price and assumptions regarding expected stock price volatility over the expected term of the awards, risk-free interest rate, expected forfeiture rate and expected dividends. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the amounts recorded in future periods may differ significantly from the amounts recorded in the current period and could affect net income and earnings per share.

Homebuilding & Real Estate Development (Continued)
Goodwill
          Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” we conduct a review of our goodwill on at least an annual basis to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of our goodwill may be impaired and written down. In the year ended December 31, 2006, we conducted an impairment review of the goodwill related to our Tennessee operations acquired in connection with our acquisition of Bowden Building Corporation in 2004. The profitability and estimated cash flows of this reporting entity were determined to have declined to a point where the carrying value of the assets exceeded their market value. We used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off the $1.3 million of goodwill in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations in the year ended December 31, 2006.
Consolidated Results of Operations

				2006	2005
	Year Ended December 31,			vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(In thousands, except per share data)
Revenues
Sales of real estate	$566,086	558,112	549,652	7,974	8,460
Other Revenues (b)	9,241	6,772	6,184	2,469	589

Total revenues	575,327	564,884	555,836	10,443	9,049

Costs and expenses
Cost of sales of real estate	482,961	408,082	406,274	74,879	1,808
Selling, general and administrative expenses	121,151	87,639	71,001	33,512	16,638
Other expenses	3,677	4,855	7,600	(1,178)	(2,745)

Total costs and expenses	607,789	500,576	484,875	107,213	15,701

Earnings from Bluegreen Corporation	9,684	12,714	13,068	(3,030)	(354)
(Loss) earnings from joint ventures	(416)	69	6,050	(485)	(5,981)
Interest and other income (b)	8,260	10,256	3,233	(1,996)	7,023

(Loss) income before income taxes	(14,934)	87,347	93,312	(102,281)	(5,965)
Benefit (provision) for income taxes	5,770	(32,436)	(35,897)	38,206	3,461

Net (loss) income	$(9,164)	54,911	57,415	(64,075)	(2,504)

Basic (loss) earnings per share	$(0.46)	$2.77	$3.10	$(3.23)	$(0.33)

Diluted (loss) earnings per share (a)	$(0.47)	$2.74	$3.04	$(3.21)	$(0.30)

Basic weighted average shares outstanding	19,823	19,817	18,518	6	1,299
Diluted weighted average shares outstanding	19,823	19,929	18,600	(106)	1,329

(a)	Diluted (loss) earnings per share takes into account (i) the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock and (ii) the dilutive effect of our stock options and restricted stock using the treasury stock method.

(b)	The years ended December 31, 2005 and 2004 reflect the reclassification of irrigation, leasing and marketing revenue to Other revenues from Interest and other income. See Note 1 – Consolidation Policy.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
We incurred a consolidated net loss of $9.2 million for the year ended December 31, 2006 which represented a decrease in consolidated net income of $64.1 million, or 116.7%, for the year ended December 31, 2006 compared to the same period in 2005. This decrease was the result of decreased margins on sales of real estate across all Divisions due to increased cost of sales, and inventory impairments recorded in the year ended December 31, 2006 in the amount of $36.8

Homebuilding & Real Estate Development (Continued)
million, and higher selling and administrative expenses. There were no inventory impairments recorded in the prior year, although we did write-off $467,000 in deposits. These increases in expenses were offset in part by an increase in sales of real estate. Further, Bluegreen Corporation experienced a decline in earnings in the year ended December 31, 2006 compared to the same period in 2005.
          Revenues from sales of real estate increased slightly from $558.1 million to $566.1 million for the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily attributable to an increase in the average selling prices of homes delivered by our Homebuilding Division offset in part by decreases in the sales of real estate for the Land Division and Other Operations for the year ended December 31, 2006. Homebuilding revenues increased from $438.4 million for the year ended December 31, 2005 to $500.7 million for the same period in 2006. During the year ended December 31, 2006, 1,660 homes were delivered compared to 1,789 homes delivered during the same period in 2005, however the average selling price of deliveries increased to $302,000 for the year ended December 31, 2006 from $245,000 for the same period in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 due to strong demand, particularly in Florida. In the year ended December 31, 2005, the Land Division recorded land sales of $105.7 million compared to land sales of $69.8 million for the same period in 2006. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the year ended December 31, 2005 compared to 371 total acres sold by the Land Division for the same period in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial delivered 29 units during the year ended December 31, 2006 recording $11.0 million in revenues.
          Other Revenues increased from $6.8 million during the year ending December 31, 2005 to $9.2 million during the same period in 2006. This change was primarily related to an increase in lease and irrigation revenue associated with our Land Division’s Tradition, Florida master planned community.
          Cost of sales increased 18.4% to $483.0 million during the year ended December 31, 2006, as compared to the same period in 2005. The increase in cost of sales was due to increased revenues from real estate. In addition, the increase was due to impairment charges and inventory related valuation adjustments in the amount of $36.8 million in our Homebuilding Division. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. These adjustments were calculated based on current market conditions and assumptions made by our management, which may differ materially from actual results. In the second quarter of 2006, we recorded inventory impairment charges related to the Tennessee operations. Our Tennessee operations have consistently delivered lower than expected margins. In the second quarter of 2006, key management personnel resigned and we faced increased start-up costs in the Nashville market. We also experienced a downward trend in home deliveries in our Tennessee operations during the second quarter and as a result of these factors, we recorded an impairment charge of approximately $4.7 million. In the fourth quarter of 2006, we recorded additional impairment charges of $29.7 million in Florida and Tennessee due to the continued downward trend in these homebuilding markets. In addition to impairment charges, cost of sales increased due to higher construction costs. The increase in cost of sales in homebuilding was partially offset by lower cost of sales in the Land Division and Other Operations, based on the decrease in land sales recorded. Consolidated cost of sales as a percentage of related revenue was approximately 85.3% for the year ended December 31, 2006, as compared to approximately 73.1% for the same period in 2005. This increase adversely affected gross margin percentages across all business segments. This decrease in margin was attributable to the impairment charges, higher construction costs as well as lower land revenues recognized associated with pricing pressure on sales of land.
          Selling, general and administrative expenses increased $33.5 million to $121.2 million during the year ended December 31, 2006 compared to $87.6 million during the same period in 2005 as a result of higher employee compensation and benefits, advertising costs and professional services expenses. Employee compensation and benefits expense increased by approximately $7.1 million, from $42.5 million during the year ended December 31, 2005 to $49.6 million for the same period in 2006. This increase relates to the number of employees increasing from 668 at December 31, 2005 to 698 at December 31, 2006. The employee count was as high as 765 as of June 30, 2006. These increases were primarily a result of the continued expansion of the Homebuilding and Land Divisions activities into new geographic areas and enhanced support functions. Further, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance and retention payments relating to our Homebuilding Division. Advertising and outside broker expense increased approximately $8.6 million in the year ended December 31, 2006 compared to the same period in 2005 due to increased advertising costs for new communities opened during 2006 and increased advertising and increased costs to outside brokers associated with efforts to attract buyers in a challenging

Homebuilding & Real Estate Development (Continued)
homebuilding market. Lastly, we experienced an increase in administrative costs of $2.8 million due to non-capitalizable consulting services performed during the year ended December 31, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Effective October 2006, our segments excluding our Tennessee operations transferred to one system platform. The system implementation costs consisted of training and other validation procedures that were performed in the year ended December 31, 2006. Similar professional services costs were not incurred during the year ended December 31, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 21.1% during the year ended December 31, 2006, from 15.5% during the same period in 2005, due to the increases in overhead spending noted above, coupled with the decline in total revenues generated in our Land Division with no corresponding decrease in overhead costs. Management continues to evaluate overhead spending in an effort to align costs with backlog, sales and deliveries.
          Interest incurred and capitalized totaled $42.0 million for the year ended December 31, 2006 compared to $19.3 million for the same period in 2005. Interest incurred was higher due to higher outstanding debt balances, as well as an increase in the average interest rate on our variable-rate debt and new borrowings. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the year ended December 31, 2006 and 2005 included previously capitalized interest of approximately $15.4 million and $9.0 million, respectively.
          Other expenses decreased to $3.7 million during the year ended December 31, 2006 from $4.9 million for the year ended December 31, 2005. The decrease was primarily attributable to a decrease of $677,000 in debt prepayment penalties that were incurred in 2005, a $830,000 litigation reserve recorded in 2005, and hurricane related expenses incurred during the year ended December 31, 2005 while no hurricane expenses were incurred in 2006. The decrease in other expenses was partially offset by goodwill impairment charges recorded in the year ended December 31, 2006 of approximately $1.3 million related to our Tennessee operations. In the second quarter of 2006, we determined the profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their market value resulting in a write-off of goodwill.
          Bluegreen reported net income for the year ended December 31, 2006 of $29.8 million, as compared to net income of $46.6 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.7 million for the 2006 period compared to $12.7 million for the same period in 2005, net of purchase accounting adjustments and cumulative effect of 2005 restatement.
          Interest and other income decreased from $10.3 million during the year ending December 31, 2005 to $8.3 million during the same period in 2006. This change was primarily related to certain one time income items recorded in 2005 in the amount of $7.3 million, including a contingent gain receipt and the reversal of a $6.8 million construction related obligation which were not realized in 2006. These decreases were partially offset by higher income in 2006 related to a $1.3 million gain on sale of fixed assets from our Land Division, higher interest income generated by our various interest bearing deposits, and a $2.6 million increase in forfeited deposits realized by our Homebuilding Division.
          Provision for income taxes reflects an effective rate of 38.6% in the year ended December 31, 2006 compared to 37.1% in the year ended December 31, 2005. The change in the effective rate is due to the temporary differences created due to impairment of goodwill for the year ended December 31, 2006. Additionally, we recognized an adjustment of an over accrual of income tax expense in the amount of approximately $262,000, which is immaterial to the current and prior period financial statements to which it relates.
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
          Our consolidated revenues from sales of real estate increased 1.5% to $558.1 million for the year ended December 31, 2005 from $549.7 million for the same 2004 period. This increase was attributable primarily to an increase in consolidated revenue from the Land Division which increased to $105.7 million in 2005 and an increase at Levitt Commercial from $5.6 million in 2004 to $14.7 million in 2005. These increases were partially offset by a decrease of $33.9 million in Homebuilding Division revenues as a result of fewer deliveries. The Land Division’s segment revenues of $96.2 million in 2004 included $24.4 million of sales to the Homebuilding Division which were eliminated in consolidation

Homebuilding & Real Estate Development (Continued)
because they represent inter-company sales. The increase in the Land Division revenue was attributable primarily to the first quarter 2005 bulk sale for $64.7 million of five non-contiguous parcels of land consisting of 1,294 acres adjacent to our Tradition, Florida master-planned community.
          Selling, general and administrative expenses increased 23.4% to $87.6 million during 2005 compared to $71.0 million for the same 2004 period primarily as a result of higher employee compensation and benefits expenses and an increase in professional fees. As a percentage of total revenues, our selling, general and administrative expenses increased to 15.5% for 2005 from 12.8% for the year ended December 31, 2004. The increase in compensation expense was attributable to an increase in employee headcount associated with new hires in Central and South Florida (including the Company’s headquarters) and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. Further, we incurred start-up costs such as advertising and administrative expenses associated with launching new communities in Atlanta, Georgia, Myrtle Beach, South Carolina and Nashville, Tennessee. The number of our employees increased to 668 at December 31, 2005, from 559 as of December 31, 2004. In addition, expenses incurred during the year ended December 31, 2005 reflected the full inclusion of Bowden’s operations which was acquired in May 2004. In connection with our initiatives to improve infrastructure, we incurred expenses associated with technology upgrades, training and human resource development and communications.
          We engaged consultants in 2005 to assist us in a detailed operational and organizational review. Following that detailed evaluation, we concluded that additional infrastructure investment and organizational change would be necessary in order to support growth objectives of the Homebuilding Division. As a result, the Company was organizationally restructured into regional teams with matrixed, multi-functional relationships. At the same time, we implemented numerous initiatives to support the new regional structure and increased infrastructure investment, which included recruiting additional managers, particularly in field operations; the evaluation, documentation, and implementation of industry best practices; the selection and implementation of a common technology platform; the development of curriculum and training programs; and formalized management communications relating to strategies and priorities. Overhead expense associated with this broad range of organizational and operational initiatives increased, reflecting higher employee headcount, retention of outside consultants and other direct program costs.
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
          The decrease in other expenses was primarily attributable to a decrease in hurricane expenses, net of insurance recoveries. Expenses associated with the estimated costs of remediating hurricane-related damage in our Florida Homebuilding and Land Divisions were $572,000 in 2005 compared with $4.4 million in 2004. This decrease in expense was partially offset by a one time additional reserve recorded to account for our share of costs associated with a litigation settlement, and a debt prepayment penalty incurred during the first quarter of 2005 at our Land Division.
          We recorded $12.7 million of earnings relating to our ownership interest in Bluegreen during the year ended December 31, 2005 as compared to $13.1 million for the year ended December 31, 2004.
          Bluegreen restated its financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2004 and 2003 due to certain misapplications of GAAP in the accounting for sales of Bluegreen’s vacation ownership notes receivable and other related matters. The restatement accounts for the sales of notes receivable as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as Bluegreen had originally accounted for these transactions. The cumulative effect of the restatement is reflected in our financial statements for the year ended December 31, 2005. This cumulative adjustment resulted in a $2.4 million reduction of our earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction to our investment in Bluegreen.
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

Homebuilding & Real Estate Development (Continued)
          The increase in interest and other income of $7.0 million for the 2005 year was primarily related to higher balances of interest-earning deposits at various financial institutions, a non-recurring contingent termination payment received from a previously dissolved partnership, and the reversal of a $6.8 million construction related obligation associated with certain future infrastructure development requirements in our Land Division. The total increase in these items of approximately $8.5 million was offset by the absence of a one time $1.4 million reduction of a litigation reserve which was recorded in 2004. The $1.4 million reduction of a litigation reserve was the result of our successful appeal of a 2002 judgment which reversed the damages awarded by the trial jury and ordered a new trial to determine damages. The litigation reserve was reduced based on our assessment of the potential liability.
Homebuilding Division Results of Operations

				2006	2005
	Year Ended December 31,			vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(Dollars in thousands, except unit data)
Revenues
Sales of real estate	$500,719	438,367	472,296	62,352	(33,929)
Other Revenues	4,070	3,750	4,798	320	(1,048)

Total revenues	504,789	442,117	477,094	62,672	(34,977)

Costs and expenses
Cost of sales of real estate	440,059	347,008	371,097	93,051	(24,089)
Selling, general and administrative expenses	77,858	57,403	50,806	20,455	6,597
Other expenses	3,669	3,606	7,015	63	(3,409)

Total costs and expenses	521,586	408,017	428,918	113,569	(20,901)

(Loss) earnings from joint ventures	(279)	104	3,518	(383)	(3,414)
Interest and other income	3,388	723	1,944	2,665	(1,221)

(Loss) income before income taxes	(13,688)	34,927	53,638	(48,615)	(18,711)
Benefit (provision) for income taxes	4,749	(12,691)	(20,658)	17,440	7,967

Net (loss) income	$(8,939)	22,236	32,980	(31,175)	(10,744)

Operational data:
Homes delivered	1,660	1,789	2,126	(129)	(337)
Construction starts	1,682	1,662	2,294	20	(632)
Average selling price of homes delivered	$302,000	245,000	222,000	57,000	23,000
Margin percentage on homes delivered (a)	12.1%	20.8%	21.4%	(8.7)%	(0.6)%
Gross sales contracts (units)	1,520	2,039	1,982	(519)	57
Sales contracts cancellations (units)	404	272	303	132	(31)
Net orders (units)	1,116	1,767	1,679	(651)	88
Net orders (value – in thousands)	$381,993	547,045	427,916	(165,052)	119,129
Backlog of homes (units)	1,248	1,792	1,814	(544)	(22)
Backlog of homes (value – in thousands)	$438,240	557,325	448,647	(119,085)	108,678
Joint Ventures (excluded from above):
Homes delivered	—	—	146	—	(146)
Construction starts	—	—	—	—	—
Net orders (units)	—	—	42	—	(42)
Net orders (value)	$—	—	13,967	—	(13,967)
Backlog of homes (units)	—	—	—	—	—
Backlog of homes (value)	$—	—	—	—	—

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.

Homebuilding & Real Estate Development (Continued)
          In the year ended December 31, 2006 the Homebuilding Division incurred a net loss of $8.9 million compared to net income of $22.2 million in 2005, primarily due to the previously described $36.8 million of homebuilding inventory impairment charges and inventory related valuation adjustments which were included in costs of sales. Increased cost of sales resulted in a gross margin of 12.1% for the year ended December 31, 2006 compared to 20.8% in 2005. There were no impairment charges recorded in 2005, although we did write-off $467,000 in deposits. Excluding homebuilding inventory impairment charges, gross margin still would have declined from 20.8% in 2005 to 19.5% in 2006. The decline was associated with higher construction costs in 2006 compared to 2005, as well as a shift in geographic mix resulting in a higher proportion of units delivered from lower margin communities. Due to the Company’s sales performance in Florida in 2004 and 2005 and production issues associated with our expansion, our delivery cycle in 2005 and 2006 extended beyond our 12-month target, and the number of homes we closed in 2006 declined 7.2% as compared to 2005. We have implemented changes to our organizational structure, production and operational practices in an attempt to shorten cycle times to enable us to deliver homes within 12 months. We believe that shorter delivery cycles will increase customer satisfaction and the productivity of our overall construction practices and reduce our vulnerability to rising costs.
          At December 31, 2006, our Homebuilding Division had a delivery backlog of 1,248 homes representing $438.2 million of future sales. The average sales price of the homes in backlog at December 31, 2006 of $351,000 is approximately 12.9% higher than the average sales price of the homes in backlog at December 31, 2005. This increase is attributable to the particular markets generating the backlog, and the Homebuilding Division’s current pricing, which has held consistent with the price increases implemented in 2005. We do not believe that we will be able to maintain these prices in 2007 due to current market conditions, and that more aggressive pricing will be necessary to generate future sales and reduce spec inventory. While we believe that our management team, information systems and practices and procedures have been effectively strengthened to allow us to compete in the current market, the condition in the homebuilding industry, adverse trends in the broader economy, continued inflationary pressures and labor shortages could adversely impact our Homebuilding Division in future periods. Our pricing of homes is limited by the current market demand, and the sales prices of homes in our backlog cannot be maintained. As such, we expect that the margins on the delivery of homes in 2007 will continue to reflect downward pressure.
          Our Homebuilding results reflect the deterioration of conditions in the homebuilding industry characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures and broker commissions, and increased inventories. As a result, we expect our gross margin on home sales to be negatively impacted until market conditions, particularly in Florida, stabilize.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
          Revenues from home sales increased 14.2% to $500.7 million during the year ended December 31, 2006, from $438.4 million during the same period in 2005. The increase is the result of an increase in average sale prices on home deliveries, which increased to $302,000 for the year ended December 31, 2006, compared to $245,000 during the same period in 2005. Since our typical sale to delivery cycle lasts between 12 and 15 months, much of the increase in average sales price on deliveries was attributable to the price increases in 2005 which we were able to maintain through the first half of 2006. The increase in sales prices was partially offset by a decrease in the number of deliveries which declined to 1,660 homes during the year ended December 31, 2006 from 1,789 homes during the same period in 2005.
          The value of net orders decreased to $382.0 million during the year ended December 31, 2006, from $547.0 million during the same period in 2005. During the year ended December 31, 2006, net unit orders decreased to 1,116 units, from 1,767 units during the same period in 2005 as a result of reduced traffic and lower conversion rates as well as an increase in order cancellations. The decrease in net orders was partially offset by the average sales price increasing 10.3% during the year ended December 31, 2006 to $342,000, from $310,000 during the same period in 2005. Higher average selling prices are primarily a reflection of a reduction of the percentage of sales in our Tennessee operations which yielded lower average sales prices, as well as the price increases that were implemented in 2005 and maintained in the first half of 2006.
          Cost of sales increased $93.1 million to $440.1 million during the year ended December 31, 2006, from $347.0 million during the same period in 2005. The increase in cost of sales is due to the increase in revenue from home sales. In addition, the increase was due to impairment charges and inventory related valuation adjustments in the amount of $36.8 million. Cost of sales also increased due to higher construction costs related to longer cycle times and increased carrying costs.

Homebuilding & Real Estate Development (Continued)
          Margin percentage declined during the year ended December 31, 2006 to 12.1%, from 20.8% during the same period in 2005. There were no impairment charges recorded in 2005, although we did write-off $467,000 in deposits. Gross margin excluding inventory impairments was 19.5% compared to a gross margin of 20.8% for the same period in 2005. The decline was associated with higher construction costs in 2006 compared to 2005, as well as a shift in 2006 in geographic mix resulting in a higher proportion of units delivered from lower margin communities.
          Selling, general and administrative expenses increased 35.6% to $77.9 million during the year ended December 31, 2006, as compared to $57.4 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $4.8 million, from $28.6 million during the year ended December 31, 2005 to $33.4 million for the same period in 2006 mainly attributable to higher average headcount, which reached 645 employees as of June 30, 2006, before totaling 569 employees as of December 31, 2006. There were 574 employees at December 31, 2005. During the year we reduced headcount throughout the Homebuilding Division and in connection with these reductions we incurred charges for employee related costs, including severance and retention payments. Employee cost increases were offset in part by a reduction in incentive compensation in 2006 associated with the decrease in profitability in the year ended December 31, 2006 as compared to the same period in 2005. Selling costs were higher in 2006 by $11.8 million, primarily associated with higher broker commissions earned, increased sales expenses associated with efforts to attract buyers in a challenging homebuilding market and headcount associated with the expansion into new markets discussed above. Additionally, legal fees associated with litigation in our various locations increased for the year ended December 31, 2006 as compared to the same period in 2005. As a percentage of total revenues, selling, general and administrative expense was approximately 15.4% for the year ended December 31, 2006 compared to 13.0% for the same period in 2005.
          Other expenses remained relatively unchanged increasing to $3.7 million during the year ended December 31, 2006 from $3.6 million in the same period in 2005 although the components of other expenses were different in 2005 and 2006. Other expenses in 2006 consisted of title and mortgage expenses and a write-off of goodwill in the amount of $1.3 million associated with our Tennessee operations. Other expenses in 2005 consisted of title and mortgage expenses, a $830,000 reserve recorded in 2005 to account for our share of costs associated with a litigation settlement, and hurricane expenses. Title and mortgage expense in 2006 remained unchanged compared to 2005.
          Interest incurred and capitalized on notes and mortgages payable totaled $29.9 million during the year ended December 31, 2006, compared to $12.1 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $145.4 million increase in our borrowings from December 31, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $11.8 million during the year ended December 31, 2006 as compared to $6.3 million for the same period in 2005.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
          The value of net orders increased to $547.0 million for 2005 from $427.9 million in 2004 as a result of higher average sales prices and an increased number of orders. Higher selling prices were primarily a reflection of the continued strength of the Florida market during the period and the shift in our Tennessee operations away from the first-time entry level buyer to a higher end customer. Net unit orders modestly increased to 1,767 units in 2005, from 1,679 units during 2004 as additional inventory became available for sale. Further, our expanded presence in Tennessee and Georgia contributed to new order flow. Construction starts declined in 2005 primarily due to the delayed sales and delayed scheduled construction cycles.
          Revenues from home sales decreased 7.2% to $438.4 million in 2005 from $472.3 million in 2004, due primarily to decreased home deliveries. While home deliveries in Tennessee increased to 451 units delivered from 343 units delivered during 2004, reflecting a full year of operations, home deliveries in Florida decreased to 1,338 units delivered from 1,783 units delivered during the same 2004 period. The decrease in Florida deliveries was attributable to the lower backlog at December 31, 2004, an increased emphasis on quality and customer service which delayed closings, as well as a reduction in construction starts as discussed above. Construction cycle times generally improved, although some projects continued to experience subcontractor delays and project-related management issues.
          Cost of sales decreased by approximately 6.5% to $347.0 million in 2005 from $371.1 million in 2004. The decrease in cost of sales was attributable to fewer deliveries. Cost of sales as a percentage of related revenue was approximately 79.2% for the year ended December 31, 2005, as compared to approximately 78.6% for the year ended December 31, 2004. This slight increase was due primarily to increases in labor and raw material costs in 2005 and a higher percentage of homes sold in the Tennessee region, which produces lower margins than other regions and accounted for the higher cost of sales

Homebuilding & Real Estate Development (Continued)
percentage. Deliveries in the Tennessee region represented 25.2% of 2005 total deliveries, compared with 16.1% in 2004. We shifted our strategy in Tennessee from acquiring finished lots for smaller subdivisions to acquiring and developing raw land for “signature communities” which resemble our communities in other regions.
          Selling, general and administrative expenses increased 13.0% to $57.4 million in 2005 from $50.8 million for 2004. In connection with our detailed operational and organizational review, we made significant expenditures during 2005 for infrastructure investment which we believed necessary to support growth objectives. Higher expenses were incurred as a result of the inclusion of Bowden expenses for the full year of 2005 compared with only eight months in 2004, and the higher costs associated with increased headcount and market expansion. As a percentage of total revenues, our selling, general and administrative expense was approximately 13.0% during the twelve months ended December 31, 2005, compared to 10.6% during the same 2004 period. The increase was specifically attributable to increased employee compensation and benefits costs associated with new hires in Central and South Florida, and the continued expansion of homebuilding activities into the Jacksonville, Atlanta, Myrtle Beach and Nashville markets, incurring administrative start-up costs, including advertising.
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
          The decrease in interest and other income in 2005 was primarily related to a $1.4 million reduction of a litigation reserve recorded in 2004 as a result of our successful appeal of a 2002 judgment. The appellate court reversed the damages awarded by the trial jury and ordered a new trial to determine damages. The litigation reserve was reduced based on the final settlement liability.
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

Homebuilding & Real Estate Development (Continued)
Land Division Results of Operations

				2006	2005
	Year Ended December 31,			Vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$69,778	105,658	96,200	(35,880)	9,458
Other Revenues (b)	3,816	1,111	927	2,705	184

Total revenues	73,594	106,769	97,127	(33,175)	9,642

Costs and expenses
Cost of sales of real estate	42,662	50,706	42,838	(8,044)	7,868
Selling, general and administrative expenses	15,119	12,395	10,373	2,724	2,022
Other expenses	—	1,177	561	(1,177)	616

Total costs and expenses	57,781	64,278	53,772	(6,497)	10,506

Interest and other income (b)	2,650	7,897	744	(5,247)	7,153

Income before income taxes	18,463	50,388	44,099	(31,925)	6,289
Provision for income taxes	(6,936)	(18,992)	(17,031)	12,056	(1,961)

Net income	$11,527	31,396	27,068	(19,869)	4,328

Operational data:
Acres sold	371	1,647	1,212	(1,276)	435
Margin percentage (a)	38.9%	52.0%	55.5%	(13.1)%	(3.5)%
Unsold saleable acres	6,871	7,287	5,965	(416)	1,322
Acres subject to sales contracts – Third parties	74	246	1,833	(172)	(1,587)
Aggregate sales price of acres subject to sales contracts to third parties	21,124	39,283	121,095	(18,159)	(81,812)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.

(b)	The years ended December 31, 2005 and 2004 reflect the reclassification of irrigation, leasing and marketing revenue to Other revenues from Interest and other income. See Note 1 – Consolidation Policy.
          Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. We have historically realized between 40.0% and 60.0% margin on Land Division sales. However, in 2006 our margin percentage was 38.9%, which is indicative of the margin percentage we expect in the next 12-18 months based on current market conditions. Margins were higher in the past because of the St. Lucie West commercial land which generated higher margins. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold, as well as the potential impact of revenue deferrals associated with percentage of completion accounting. The sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to costs of sales involve management judgments and an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors.
          The value of acres subject to third party sales contracts decreased from $39.3 million at December 31, 2005 to $21.1 million at December 31, 2006. This backlog consists of executed contracts and provides an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, contracts in the backlog are subject to cancellation.

Homebuilding & Real Estate Development (Continued)
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
          Revenues decreased 34.0% to $69.8 million during the year ended December 31, 2006, from $105.7 million during the same period in 2005. During the year ended December 31, 2006, we sold 371 acres at an average margin of 38.9% as compared to 1,647 acres sold at an average margin of 52.0% for the same 2005 period. The decrease in revenue was primarily attributable to a large bulk sale of land adjacent to Tradition, Florida consisting of a total of 1,294 acres for $64.7 million, which occurred in the year ended December 31, 2005. Included in the 371 acres sold in 2006 are 150 acres sold to the Homebuilding Division. Profits recognized by the Land Division from sales to the Homebuilding Division are deferred until the Homebuilding Division delivers homes on those properties to third parties, at which time the deferred profit is applied against consolidated cost of sales. During the year ended December 31, 2006, the Land Division’s sales to the Homebuilding Division amounted to $18.8 million, of which the $3.3 million profit was deferred at December 31, 2006, as compared to no sales between the divisions in the year ended December 31, 2005.
          The increase in other revenues from $1.1 million for the year ended December 31, 2005 to $3.8 million for the same period in 2006 related to increased marketing fees associated with cooperative marketing agreements with homebuilders and lease and irrigation income.
          Cost of sales decreased $8.0 million to $42.7 million during the year ended December 31, 2006, as compared to $50.7 million for the same period in 2005. The decrease in cost of sales was directly related to the decrease in revenues from the Land Division in 2006. This decrease was slightly offset by an increase in cost of sales due to lower margin sales in 2006. The large bulk sale that took place in 2005, which represented the majority of the sales activity in 2005, generated higher than normal margins for the year ended December 31, 2005. Cost of sales as a percentage of related revenue was approximately 61.1% for the year ended December 31, 2006 compared to 48.0% for the same period in 2005.
          Selling, general and administrative expenses increased 22.0% to $15.1 million during the year ended December 31, 2006, from $12.4 million during the same period in 2005. The increase primarily was a result of increases in compensation and other administrative expenses attributable to increased headcount in support of our expansion into the South Carolina market, and commercial development, commercial leasing and irrigation activities. Additionally we incurred increases in Florida property taxes, advertising and marketing costs, and depreciation associated with commercial projects being developed internally. These increases were slightly offset by lower incentive compensation associated with the decrease in profitability in the year ended December 31, 2006 compared to the same period in 2005. As a percentage of total revenues, our selling, general and administrative expenses increased to 20.5% during the year ended December 31, 2006, from 11.6% during the same period in 2005. The large variance is attributable to the large land sale that occurred in the year ended December 31, 2005 which resulted in a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of the Land Division’s expenses.
          Interest incurred and capitalized during the year ended December 31, 2006 and 2005 was $6.7 million and $2.8 million, respectively. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. Cost of sales of real estate during the year ended December 31, 2006 included previously capitalized interest of $443,000, compared to $743,000 during the same period in 2005.
          The decrease in interest and other income from $7.9 million for the year ended December 31, 2005 to $2.7 million for the same period in 2006 is related to a reversal of a construction related obligation recorded in 2005 in the amount of $6.8 million. This item was not present in 2006. This decrease was partially offset by a $1.3 million gain on sale of fixed assets and higher interest income generated by our various interest bearing deposits.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
          Revenues from land sales increased 9.8% to $105.7 million in 2005 from $96.2 million in 2004. Margin on land sales in 2005 was approximately $55.0 million as compared to $53.4 million in 2004. During 2005, 1,647 acres were sold with an average margin of 52.0%, as compared to 1,212 acres sold with an average margin of 55.5% in 2004. The decline in average selling price per acre is attributable to the stage of entitlements of the parcels sold. We sold a greater percentage of undeveloped and untitled land in 2005 relative to 2004. The decrease in margin is also attributable to the mix of acreage sold, with a decrease in commercial property sales at St. Lucie West. The margin percentage on the Tradition, Florida acreage tends to be lower due to the stage of the development and the higher proportion of residential sales (which generally have a lower margin) to commercial sales in the same period. While yielding a slightly lower margin percentage, the Land Division generated increased revenue which enhanced overall profitability. The most notable transaction during 2005 was the bulk sale for $64.7 million in the first quarter of five non-contiguous parcels of land adjacent to Tradition, Florida consisting

Homebuilding & Real Estate Development (Continued)
of a total of 1,294 acres. During 2004, the Company sold 448 acres in Tradition, Florida to the Homebuilding Division which generated revenue of $23.4 million and margin of $14.4 million. This transaction, which is included in the above table for 2004, was eliminated in consolidation, and the associated profit was deferred. There were no land sales to the Homebuilding Division in 2005.
          Selling, general and administrative expenses increased 19.5% to $12.4 million during the year ended December 31, 2005 compared to $10.4 million for the same 2004 period. As a percentage of total revenues, selling, general and administrative expenses remained relatively flat increasing to 11.6% in 2005 from 10.7% in 2004. The slight increase was due to increased headcount as the number of Land Division employees increased to 48 in 2005 from 35 as of December 31, 2004 largely associated with our expansion at both Tradition, Florida and Tradition, South Carolina.
          Interest incurred for 2005 and 2004 was approximately $2.8 million and $2.0 million, respectively. The increase in interest incurred was primarily due to an increase in outstanding borrowings related to acquisition of land for Tradition, South Carolina. During 2005, interest capitalized was approximately $2.8 million, as compared with $1.9 million for 2004. At the time of land sales, the related capitalized interest is charged to cost of sales. Cost of sales of real estate for 2005 and 2004 included previously capitalized interest of approximately $743,000 and $87,000, respectively.
          The increase in other expenses was primarily attributable to a $677,000 pre-payment penalty on debt repayment incurred during the first quarter of 2005. We repaid indebtedness under a line of credit using a portion of the proceeds of the bulk sale described above.
          The increase in interest and other income of $7.2 million was primarily related to the reversal of certain accrued construction obligations. During the fourth quarter of 2005, we reversed approximately $6.8 million in accrued construction obligations. These accrued construction obligations were recorded as property was sold to recognize our obligations to comply with future infrastructure development requirements of governmental entities. The reversal of these construction obligations was the result of changes made to the infrastructure development requirements by such governmental entities for certain projects. All payments and obligations related to the infrastructure development requirements for these projects were fulfilled as of December 31, 2005.

Homebuilding & Real Estate Development (Continued)
Other Operations Results of Operations

				2006	2005
	Year Ended December 31,			Vs. 2005	Vs. 2004
	2006	2005	2004	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$11,041	14,709	5,555	(3,668)	9,154
Other Revenues (a)	1,435	1,963	459	(528)	1,504

Total revenues	12,476	16,672	6,014	(4,196)	10,658

Costs and expenses
Cost of sales of real estate	11,649	12,520	6,255	(871)	6,265
Selling, general and administrative expenses	28,174	17,841	9,822	10,333	8,019
Other expenses	8	72	24	(64)	48

Total costs and expenses	39,831	30,433	16,101	9,398	14,332

Earnings from Bluegreen Corporation	9,684	12,714	13,068	(3,030)	(354)
(Loss) earnings from joint ventures	(137)	(35)	2,532	(102)	(2,567)
Interest and other income (a)	4,196	2,143	545	2,053	1,598

(Loss) income before income taxes	(13,612)	1,061	6,058	(14,673)	(4,997)
Benefit (provision) for income taxes	5,639	(378)	(2,198)	6,017	1,820

Net (loss) income	$(7,973)	683	3,860	(8,656)	(3,177)

(a)	The years ended December 31, 2005 and 2004 reflect the reclassification of leasing revenue to Other revenues from Interest and other income. See Note 1 – Consolidation Policy.
          Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of December 31, 2006. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in an impairment charge on our investment against our future results of operations. For a complete discussion of Bluegreen’s results of operations and financial position, we refer you to Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
          During the year ended December 31, 2006, Levitt Commercial delivered 29 flex warehouse units at two of its projects, generating revenues of $11.0 million as compared to 44 flex warehouse units in 2005, generating revenues of $14.7 million. Deliveries of individual flex warehouse units by Levitt Commercial generally occur in rapid succession upon the completion of a warehouse building. As of December 31, 2006 Levitt Commercial has one remaining flex warehouse project with a total of 17 units in the sales backlog which closed in the first quarter of 2007.
          Cost of sales of real estate in Other Operations includes the expensing of interest previously capitalized, as well as the costs of development associated with the Levitt Commercial projects. Interest in Other Operations is capitalized and amortized to cost of sales in accordance with the relief rate used in our operating segments. This capitalization is for Other Operations debt where interest is allocated to inventory in the other operating segments. Cost of sales of real estate decreased $871,000 from $12.5 million in the year ended December 31, 2005 to $11.6 million in the year ended December 31, 2006. The primary reason for the decrease in cost of sales is due to fewer sales at Levitt Commercial partially offset by increased cost of sales associated with previously capitalized interest related to corporate debt.

Homebuilding & Real Estate Development (Continued)
          Bluegreen reported net income for the year ended December 31, 2006 of $29.8 million, as compared to net income of $46.6 million for the same period in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.7 million for the year ended December 31, 2006 compared to $12.7 million for the same period in 2005.
          Selling, general and administrative expense increased 57.9% to $28.2 million during the year ended December 31, 2006, from $17.8 million during the same period in 2005. The increase is a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $4.4 million from $7.4 million during the year ended December 31, 2005 to $11.8 million for the same period in 2006. The increase relates to the increase in the number of full time employees to 63 at December 31, 2006 from 46 at December 31, 2005. Additionally, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. We experienced an increase in professional services due to non-capitalizable consulting services performed in the year ended December 31, 2006 related to our financial systems implementation. The system implementation costs and merger related costs did not exist in the year ended December 31, 2005. These increases were partially offset by decreases in bonus expense of approximately $1.0 million or 56.1% from the year ended December 31, 2005 due to decreased profitability.
          Interest incurred and capitalized on notes and mortgage notes payable totaled $7.4 million during the year ended December 31, 2006, compared to $4.4 million during the same period in 2005. The increase in interest incurred was attributable to an increase in junior subordinated debentures and an increase in the average interest rate on our borrowings. Cost of sales of real estate includes previously capitalized interest of $3.6 million and $2.0 million during the year ended December 31, 2006 and 2005, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.

Homebuilding & Real Estate Development (Continued)
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
          Bluegreen restated its financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2004 and 2003 due to certain misapplications of GAAP in the accounting for sales of the Company’s vacation ownership notes receivable and other related matters. The restatement accounts for the sales of notes receivable as on-balance sheet financing transactions as opposed to off-balance sheet sales transactions as Bluegreen had originally accounted for these transactions. We recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of our earnings from Bluegreen and a $1.1 million increase in our pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction to our investment in Bluegreen.
          Selling, general and administrative and other expenses increased to $17.8 million during the year ended December 31, 2005 as compared to $9.8 million during the year ended December 31, 2004. In 2005, we incurred professional fees associated with the organizational review of production and operational practices and procedures as previously discussed. Also contributing to the increase in selling, general and administrative expenses during the year ended 2005 were additional audit fees associated with Sarbanes Oxley. The increase in selling, general and administrative expenses is also attributable to increased compensation expense resulting from an increase from 22 employees in this segment at year end 2004 to 46 employees at year end 2005. The increased headcount was primarily related to parent company staffing in Human Resources, Project Management and administrative functions in preparation for our implementation of the Company’s strategic initiatives. In addition, incentives for all employees associated with achieving identified customer service goals were accrued in the fourth quarter of 2005. Finally, in the fourth quarter of 2005, we incurred expenses associated with several company-wide information meetings regarding the various organizational, information system, and operational changes scheduled to occur in 2005 and 2006.
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
          Interest incurred in other operations was approximately $4.4 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. The increase in interest incurred was primarily associated with an increase in debentures at the parent company associated with our trust preferred securities offerings and an increase in the average interest rate on our borrowings. Interest capitalized for this business segment totaled $4.4 million and $2.6 million for the year ended December 31, 2005 and 2004, respectively. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
FINANCIAL CONDITION
          We are taking steps to address the current challenging residential real estate environment and are working to improve operational cash flows and increase our sources of financing. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, joint ventures, and issuances of debt or equity, will provide for our current liquidity.
          Our total assets at December 31, 2006 and 2005 were $1.1 billion and $895.7 million, respectively. The increase in total assets primarily resulted from:
•	a net increase in inventory of real estate of approximately $210.8 million, which includes approximately $64.8 million in land acquisitions by our Homebuilding Division;

Homebuilding & Real Estate Development (Continued)
•	an increase of $34.4 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, support for infrastructure in our master planned communities, and $3.5 million in hardware and software acquired for our implementation of our new financial and operating system ;

•	a net increase of approximately $11.2 million in our investment in Bluegreen Corporation associated primarily with $9.7 million of earnings from Bluegreen (net of purchase accounting adjustments), $1.3 million from our pro rata share of unrealized gains associated with Bluegreen’s other comprehensive income and $287,000 associated with Bluegreen’s capital transactions; and

•	the above increases in assets were partially offset by a net decrease in cash and cash equivalents of $65.2 million, which resulted from cash used in operations and investing activities of $268.3 million, partially offset by an increase in cash provided by financing activities of $203.1 million.
          Total liabilities at December 31, 2006 and December 31, 2005 were $747.4 million and $545.9 million, respectively. The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $176.8 million, primarily related to project debt associated with 2006 land acquisitions and land development activities;

•	an increase of $30.9 million in junior subordinated debentures ;

•	a decrease of $9.0 million in customer deposits due to a smaller backlog at December 31, 2006;

•	an increase of $18.5 million in accruals as a result of increased construction costs, accrued professional services related to our systems implementation and legal and valuation services accruals related to the proposed merger with BFC; and

•	a decrease in tax liability of approximately $7.0 million relating primarily to our pre-tax loss and the timing of estimated tax payments.
LIQUIDITY AND CAPITAL RESOURCES
          We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the year ended December 31, 2006, our primary sources of funds were proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of December 31, 2006 and December 31, 2005, we had cash and cash equivalents of $48.3 million and $113.6 million, respectively. Our cash declined $65.2 million during the year ended December 31, 2006 primarily as a result of our continued investment in inventory, principally in the Homebuilding Division in combination with a decline in operating performance. The Company primarily utilized borrowings to finance the growth in inventory. Total debt increased to $615.7 million at December 31, 2006 compared with $407.8 at December 31, 2005. Debt to total capitalization increased from 53.8% to 64.2% during the same period.
          The downturn in the homebuilding industry combined with the timing of inventory acquisitions has increased our supply of land and substantially increased the amount of debt. We have substantially curtailed our acquisition of new land, and are closely monitoring expenditures for land development and community amenities in light of current market conditions. The majority of our Homebuilding inventory was purchased during the peak of the historic high demand in the homebuilding market cycle and remains vulnerable to future additional impairments should market conditions not improve. Additionally, demand for residential property in Florida, where the majority of our inventory is located, has declined significantly, and we have experienced a record number of contract cancellations as customers have elected to forfeit their deposits and not fulfill their purchase commitments. We expect that pricing pressures will erode future margins as we attempt to improve sales through various sales incentives. We do not believe there is any meaningful evidence to suggest market conditions will improve in the near term.
          Due to current market conditions and the uncertain duration of the industry downturn, there is no assurance that operating cash flows will adequately support operations, and accordingly, we anticipate seeking additional capital. Sources for additional capital include proceeds from the disposition of certain properties or investments, joint venture partners, as well as issuances of debt or equity. In addition, as discussed in Item 1. –Business-Recent Developments, the decision to enter an agreement to merge with BFC Financial was predicated in part on the anticipated need for additional capital, and the recognition that BFC provides potential additional access to financial resources. The merger is subject to a number of conditions, including shareholder approval. In the event that the merger is not approved by shareholders, or not consummated for any other reason, it is our current intention to pursue a rights offering to holders of Levitt’s Class A common stock giving each then current holder of Levitt Class A common stock the right to purchase a proportional number

Homebuilding & Real Estate Development (Continued)
of additional shares of Levitt Class A common stock. There is no assurance that we will be able to successfully raise additional capital on acceptable terms, if at all.
          At December 31, 2006, our consolidated debt totaled $615.7 million under total borrowing facilities of up to $904.4 million, of which $527.7 was secured by various assets. Those loans are secured by mortgages on various properties. Approximately $70.4 million was available under the facilities at December 31, 2006 subject to qualifying assets and fulfillment of conditions precedent. The detail of debt instruments at December 31, 2006 and 2005 was as follows (in thousands):

	December 31,
	2006	2005
Mortgage notes payable	$67,504	127,061
Mortgage notes payable to BankAtlantic	—	223
Borrowing base facilities	348,600	143,100
Land acquisition and construction mortgage notes payable	1,641	3,875
Land acquisition mortgage notes payable	66,932	48,936
Construction mortgage notes payable	28,884	13,012
Lines of credit	14,000	14,500
Subordinated investment notes	2,489	3,132
Unsecured junior subordinated debentures	85,052	54,124
Other borrowings	601	7

Total Outstanding Debt	$615,703	$407,970

Additional detail on the above borrowings is provided in Item 8 Note 11.
          Operating Activities. During the year ended December 31, 2006, we used $240.1 million of cash in our operating activities, as compared to $132.5 million of cash used in such activities during 2005 and $78.9 million used in 2004. The net cash used in operations during fiscal 2006 was primarily the result of cash used to increase inventories in our Homebuilding segment, as well as a net loss for 2006 compared to net income during 2005. The net cash used in operations during fiscal 2005 and fiscal 2004 was the result of cash provided from net income and an increase in accounts payable, accrued expenses and other liabilities, offset by cash used to increase real estate inventory.
          The decision to fund additional inventory growth in the past few years was based on strong market demand and the need to replenish inventory in certain markets, as well as management’s decision to diversify into new markets. In addition to the costs of land acquisition, we incur significant land development expenditures to prepare the land for the construction of homes. In addition, many of the Homebuilding communities provide amenities to residents which include gated entryways, clubhouses, swimming pools and tennis courts. As a result, we incur significant costs which are not recovered until homes are delivered. Depending upon the size of the community, product type and ability to obtain permits and required approvals from governmental authorities, the time between land acquisition and the delivery of the first completed home can take in excess of two years, exposing us to the volatility of demand in the homebuilding market. A reduction in sales activity results in a lower realized rate of return and a longer than anticipated breakeven period for cash flow, placing additional stress on the balance sheet as higher debt levels are maintained. The homebuilding market changed noticeably in early 2006 and further deteriorated throughout the year. The majority of our inventory is located in Florida, which is among many states experiencing challenges in the homebuilding industry associated with excess inventory supply and intense price competition. As a result, it is expected that Florida will lag the overall market recovery until supply is more aligned with market demand.
          In light of these challenging market conditions, we modified our land acquisition plans in 2006 and substantially curtailed our planned purchases of new land after the first quarter. Land acquired from third parties, the majority of which was outside the state of Florida, totaled $64.8 million in 2006, compared with $197.4 million in 2005. Our inventory growth in 2006 was primarily associated with land development and construction activities on land purchases made in 2005 as well as land acquisitions made in the first quarter of the year. We will continue to invest in our existing projects in 2007, many of which require further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. As a result, we are not expecting a meaningful decline in inventory during the year. At this time, no significant land purchases are contemplated in 2007 based on current market conditions.

Homebuilding & Real Estate Development (Continued)
          We also utilize deposits from customers who enter into purchase contracts to support our working capital needs. These deposits totaled $42.7 million at December 31, 2006 and represented 10% of our homebuilding backlog value. In comparison, deposits at year end 2005 were $51.7 million and represented 9% of our homebuilding backlog value. The decline in deposits reflects a reduction in the backlog, as well as a decision in late 2006 to reduce the required deposits in certain communities to 5% of base price, and tier the required deposits on selected options. In 2006, $2.7 million in deposits were retained by us as a result of forfeitures by buyers as cancellations grew compared with $77,000 in 2005. If we are unable to increase sales during the same period, the amount of deposits will decline as we deliver homes from backlog.
          Investing Activities. In fiscal 2006 and 2005, cash used in investing activities represented net purchases of property and equipment, primarily associated with commercial development activities and utility services at Tradition, Florida. In addition, we invested in new technology systems and capitalized related expenses for software, hardware and certain implementation costs. In 2004, we received distributions from a real estate joint venture for the Boca Grande project
          Financing Activities The majority of our financing needs are funded with cash generated from operations, secured financing principally through commercial banks, and Trust Preferred securities. We have also issued common equity in the public markets, and continue to evaluate various sources of capital from both public and private investors to ensure we maintain sufficient liquidity to deal with the potential of a prolonged slowdown in the residential real estate markets where we operate. Cash provided through financing activities totaled $203.1 million in 2006, compared with $134.7 million in 2005 and $191.4 million in 2004.
          Certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt. These amounts would be in addition to our scheduled payments over the next twelve months. While homes in backlog are subject to sales contracts, there can be no assurance that these homes will be delivered as evidenced by the escalation of our cancellation rates. Upon cancellation, such homes become spec units and are aggressively marketed to new buyers. Our borrowing base facilities include project limitations on the number and holding period, as well as the overall dollar amount of spec units, and accordingly, if that limitation is exceeded, the underlying assets no longer qualify for financing. In that event, our available borrowings are reduced, and depending upon that status of other qualifying assets in the borrowing base, we may be required to repay the lender prior to scheduled payment dates for funds advanced on that particular property. We communicate with our lenders regarding limitations on spec houses, and in the past have received increased spec allowances, but there can be no assurance we will receive such flexibility in the future. Accordingly, our cash flow and liquidity would be adversely impacted should spec inventory continue to rise as a result of customer cancellations and we are unable to obtain waivers from our lenders.
          Certain of our borrowings may require additional principal payments in the event that sales and starts are substantially below those agreed to at the inception of the borrowing. There is no assurance that these additional principal payments will not be required. A curtailment schedule is established for each project when that project is included as a qualifying project under a borrowing base facility. The curtailment schedule specifies minimum debt pay downs based on projected construction starts. If the construction starts do not commence, we remain obligated to make the payments. Such obligations total $84.5 million in 2007. We periodically discuss these curtailment requirements as well as current market activity and revised project budgets with our lenders. If we are unable to meet required construction starts and are not able to defer or eliminate curtailment requirements, significant additional funds will be needed to meet the required debt payments.
          Some of our subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios, including minimum working capital, maximum leverage and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur. At December 31, 2006, we were in compliance with all loan agreement financial covenants. There can be no assurance we will remain in compliance in the future should the homebuilding market remain in a prolonged downturn. Noncompliance with financial covenants may result in pressure on earnings and cash flow, and the risk of additional impairments. The risk of additional impairments could adversely impact the subsidiary’s net worth which would require additional capital from the parent and restrict the payment of dividends from that subsidiary to the parent.
          On each of January 24, 2006, April 26, 2006, August 1, 2006, October 23, 2006 and January 22, 2007 our Board of Directors declared cash dividends of $0.02 per share on our Class A common stock and Class B common stock. These dividends were paid in February 2006, May 2006, August 2006, November 2006 and February 2007, respectively. The Board has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by our Board of Directors and will depend upon, among other factors, our results of operations and financial condition. We cannot give assurance that we will declare additional cash dividends in the future.

Homebuilding & Real Estate Development (Continued)
Off Balance Sheet Arrangements and Contractual Obligations
          In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments as they are due. As of December 31, 2006, development districts in Tradition, Florida had $50.4 million of community development district bonds outstanding and we owned approximately 36% of the property in those districts. During the year ended December 31, 2006, we recorded approximately $1.7 million in assessments on property we owned in the districts. These costs were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
          We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Accordingly, our potential obligation of indemnity was approximately $664,000 at December 31, 2006. Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.
          The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

		Payments due by period
		Less than	13 - 36	37 - 60	More than
Category (1)	Total	12 Months	Months	Months	60 Months

Long-term debt obligations	$615,703	46,016	304,341	146,706	118,640
Interest payable on long-term debt	268,250	46,487	78,738	25,791	117,234
Operating lease obligations	8,531	2,287	3,466	1,323	1,455
Purchase obligations	14,220	14,220	—	—	—

Total obligations	$906,704	109,010	386,545	173,820	237,329

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable. Interest payable on these long-term debt obligations is the interest that will be incurred related to the outstanding debt. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit made under the relevant contract. At December 31, 2006, we had $400,000 in deposits securing such purchase obligations and we currently intend to acquire the land associated with these purchase obligations, subject to market conditions and the Company’s financial condition.

(2)	In addition to the above scheduled payments, certain of our borrowings require repayments of specified amounts upon a sale of portions of the property securing the debt.
          At December 31, 2006, we had outstanding surety bonds and letters of credit of approximately $139.4 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $68.6 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.

Homebuilding & Real Estate Development (Continued)
The table below sets forth our debt obligations, principal payments by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2006 (dollars in thousands):

								Fair Market
								Value at
	Payments due by year							December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006
Fixed rate debt:
Notes and mortgage payable (a)	2,303	980	328	256	264	101,208	105,339	105,885
Average interest rate	8.03%	8.03%	8.09%	8.10%	8.11%	5.27%	7.61%

Variable rate debt:
Notes and mortgage payable	43,713	24,951	278,082	100,312	45,874	17,432	510,364	510,364
Average interest rate	7.73%	7.69%	7.68%	7.73%	7.90%	7.28%	7.71%

Total debt obligations	46,016	25,931	278,410	100,568	46,138	118,640	615,703	616,249

(a)	Fair value calculated based upon recent borrowings in same category of this debt.
          Assuming the variable rate debt balance of $510.4 million outstanding at December 31, 2006 (which does not include approximately $85.1 million of initially fixed-rate obligations which will not become floating rate during 2007) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $5.1 million per year.
Impact of Inflation
          The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
          Inflation could have a long-term impact on us because increasing costs of land, materials and labor result in a need to increase the sales prices of homes. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on housing demand and the costs of financing land development activities and housing construction. Rising interest rates as well as increased materials and labor costs may reduce margins.
          Given market conditions we do not believe that we will be able to raise prices or generate sales at levels recorded in 2004 and 2005. Further, our Homebuilding Division generally enters into sales contracts prior to construction and unanticipated cost increases due to inflation during the construction period will negatively impact our margins and profitability.
New Accounting Pronouncements
          In June 2006, the FASB issued FIN No. 48 (“Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109”.) FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions and is likely to cause greater volatility in our provision for income taxes. The interpretation also revises disclosure requirements including a tabular roll-forward of unrecognized tax benefits. The interpretation is effective as of January 1, 2007 and we do not expect a material adjustment upon adoption of this interpretation.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 which established an approach to quantify errors in financial statements. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under two common approaches requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors. Adoption of this bulletin did not affect our financial condition or results of operations.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands

Homebuilding & Real Estate Development (Continued)
disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently reviewing the effect of this Statement on our consolidated financial statements and do not expect the adoption to have an effect on our financial condition or results of operations.
          In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning December 1, 2007). The effect of this EITF is not expected to be material to our consolidated financial statements.”

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
BFC Interest Rate Risk
          At December 31, 2006, BFC had no amounts outstanding under its $14.0 million line of credit. The interest rate on the line of credit is an adjustable rate tied to LIBOR. Should BFC make advances under the line of credit, it would be subjected to interest rate risk to the extent that there were changes in the LIBOR index.
BankAtlantic Bancorp Consolidated Interest Rate Risk
          The amount of interest-earning assets and interest-bearing liabilities expected to reprice or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of December 31, 2006
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$144,931	$161,943	$138,788	$218,431	$664,093
Hybrid ARMs less than 5 years	148,908	104,424	30,489	—	283,821
Hybrid ARMs more than 5 years	282,048	331,526	323,296	277,881	1,214,751
Commercial loans	1,409,577	92,388	80,767	19,232	1,601,964
Small business loans	184,842	74,731	23,412	10,059	293,044
Consumer	554,754	5,459	4,459	17,177	581,849

Total loans	2,725,060	770,471	601,211	542,780	4,639,522

Investment securities
Tax exempt securities	3	9,914	30,113	357,439	397,469
Taxable investment securities	256,085	64,715	72,123	53,544	446,467
Tax certificates	195,391	—	—	—	195,391

Total investment securities	451,479	74,629	102,236	410,983	1,039,327

Total interest earning assets	$3,176,539	$845,100	$703,447	$953,763	$5,678,849

Total interest bearing liabilities	$3,422,526	$356,883	$267,788	$1,573,975	$5,621,172

GAP (repricing difference)	$(245,987)	$488,217	$435,659	$(620,212)
Cumulative GAP	$(245,987)	$242,230	$677,889	$57,677
Repricing Percentage	-3.98%	7.89%	7.04%	-10.02%

Cumulative Percentage	-3.98%	3.92%	10.96%	0.93%

Total assets					$6,187,122

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.
          The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting us to significant interest rate risk because our assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
          A model was developed using standard industry software to measure BankAtlantic’s interest rate risk. The model performs a sensitivity analysis that measures the effect of net interest income of changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis points would have on our net interest income over a 12 month period.
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
          In assessing the interest rate risk certain assumptions were utilized in preparing the following table. These assumptions related to:

•	Interest rates,
•	Loan prepayment rates,
•	Deposit decay rates,
•	Re-pricing of certain borrowings
•	Reinvestment in earning assets.
The prepayment assumptions used in the model are:

•	Fixed rate mortgages	20%
•	Fixed rate securities	14%
•	Tax certificates	10%
•	Adjustable rate mortgages	15%
•	Adjustable rate securities	17%
Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%
          Presented below is an analysis of BankAtlantic’s estimated net interest income over a twelve month period calculated utilizing its model (dollars are in thousands):

As of December 31, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$241,341	(5.94)%
+100 bp	$252,047	(1.74)%
0	$256,482	—
-100 bp	$256,485	0.00%
-200 bp	$252,346	(1.62)%

As of December 31, 2005
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$258,020	1.47%
+100 bp	$259,549	2.15%
0	$254,715	—
-100 bp	$247,130	(3.37)%
-200 bp	$232,813	(9.72)%
          BankAtlantic Bancorp has $263.3 of outstanding junior subordinated debentures of which $128.9 million bear interest at variable rates and adjusts quarterly, $57.1 million bears interest at an 8.5% fixed rate and $77.3 million bear interest at a weighted average rate of 6.46% and will adjust quarterly in periods after April 2008. The junior subordinated debentures are callable during 2007 and 2008.
Consolidated Equity Price Risk
          BFC and BankAtlantic Bancorp maintain a portfolio of equity securities that subjects us to equity pricing risks which would arise as the values of equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale equity securities at December 31, 2006 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$113,720	$18,953
10%	$104,244	$9,477
0%	$94,767	$—
-10%	$85,290	$(9,477)
-20%	$75,814	$(18,953)
          Excluded from the above table is $1.5 million of investments in private companies held by BankAtlantic Bancorp and a $5.0 million investment by BankAtlantic Bancorp in a limited partnership for which no current market exists. The limited partnership invests in companies in the financial services industry. Also excluded from the above table is $526,000 of investments held by BFC in private companies and BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available. If the Company were to convert its investment in Benihana, it would represent 1,052,632 shares of Benihana Class A Common Stock. At December 31, 2006, the aggregate market value of such shares would have been $33.3 million. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.
          In connection with the sale of Ryan Beck to Stifel, BankAtlantic Bancorp is subject to equity pricing risks associated with the Stifel equity securities received in the transaction. The value of these securities will vary based on general equity market conditions, the brokerage industry volatility, the results of operations and financial condition of Stifel and the general liquidity of Stifel common stock. The trading market for Stifel shares may not be liquid enough to permit BankAtlantic Bancorp to sell its Stifel’s common stock without significantly reducing the market price of these shares, if able to sell them at all (See Financial Services Segment “Item 1A. Risk Factors” “Our portfolio of equity securities subjects us to equity pricing risks”).
Levitt
          Levitt is also subject to interest rate risk on its long-term debt. At December 31, 2006, Levitt had $510.4 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $105.3 million in borrowings with fixed or initially-fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
          Assuming the variable rate debt balance of $510.4 million outstanding at December 31, 2006 (which does not include approximately $85.1 million of initially fixed-rate obligations which will not become floating rate during 2007) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $5.1 million per year.

[This Page Intentionally Left Blank]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[This Page Intentionally Left Blank]

BFC FINANCIAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP

Report of Independent Registered Public Accounting Firm of Ernst & Young LLP On the Consolidated Financial Statements of Bluegreen Corporation for the year ended December 31, 2006

Financial Statements:

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2006

Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three year period ended December 31, 2006

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of BFC Financial Corporation:
We have completed integrated audits of BFC Financial Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits and the report of other auditors, are presented below.
Consolidated financial statements
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bluegreen Corporation, an approximate 31 percent-owned equity investment, which were audited by other auditors whose report thereon has been furnished to us. Our opinion expressed herein, insofar as it relates to the Company’s net investment in (approximately $ 107.1 million and $ 95.8 million at December 31, 2006 and 2005, respectively) and equity in the net earnings of (approximately $ 9.7 million, $ 12.7 million, and $ 13.1 million for the years ended December 31, 2006, 2005 and 2004, respectively) Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
As discussed in Note 21 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.
Internal control over financial reporting
Also, in our opinion, based on our audit and the report of other auditors, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, based on our audit and the report of other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We did not examine the effectiveness of internal control over financial reporting of Bluegreen Corporation as of December 31, 2006. The effectiveness of Bluegreen Corporation’s internal control over financial reporting as of December 31, 2006 was audited by other auditors whose report has been furnished to us, and our opinions expressed herein, insofar as they relate to the effectiveness of Bluegreen Corporation’s internal control over financial reporting, are based solely on the report of the other auditors. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of BFC Financial Corporation’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Savings and Loan holding companies (OTS Form H-(b) 11) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
March 14, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Bluegreen Corporation
We have audited the accompanying consolidated balance sheets of Bluegreen Corporation (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluegreen Corporation at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, applying the modified prospective method at the beginning of 2006. As discussed in Note 2, in 2006 the Company has also adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bluegreen Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Certified Public Accountants
March 14, 2007
Miami, Florida

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
Cash and due from depository institutions	$195,401	$296,842
Federal funds sold and other short-term investments	5,722	3,229
Securities available for sale (at fair value)	653,659	676,660
Investment securities (approximate fair value: $229,546 and $220,920)	227,208	221,242
Tax certificates net of allowance of $3,699 and $3,271	195,391	163,726
Federal Home Loan Bank stock, at cost which approximates fair value	80,217	69,931
Discontinued operations assets held for sale	190,763	240,109
Loans receivable, net of allowance for loan losses of $44,173 and $41,830	4,594,192	4,626,206
Residential loans held for sale	9,313	2,538
Accrued interest receivable	47,676	41,496
Real estate held for development and sale	847,492	632,597
Real estate owned	21,747	967
Investments in unconsolidated affiliates	124,521	110,124
Properties and equipment, net	298,513	190,860
Goodwill	70,490	71,797
Core deposit intangible asset	6,834	8,395
Other assets	36,627	39,036

Total assets	$7,605,766	$7,395,755

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits
Interest bearing deposits	$2,871,116	$2,732,727
Non-interest bearing deposits	995,920	1,019,949

Total deposits	3,867,036	3,752,676
Customer deposits on real estate held for sale	42,696	51,686
Advances from FHLB	1,517,058	1,283,532
Securities sold under agreements to repurchase	96,385	109,788
Federal funds purchased and other short term borrowings	32,026	139,475
Secured borrowings	—	138,270
Subordinated debentures, notes and bonds payable	560,624	392,784
Junior subordinated debentures	348,318	317,390
Deferred tax liabilities, net	10,646	22,421
Discontinued operations liabilities held for sale	95,246	133,763
Other liabilities	159,823	174,368

Total liabilities	6,729,858	6,516,153

Noncontrolling interest	698,323	696,522

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2006 and 2005	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,755,882 in 2006 and 29,949,612 in 2005	266	278
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,090,652 in 2006 and 4,285,413 in 2005	69	41
Additional paid-in capital	93,910	97,223
Unearned compensation — restricted stock grants	—	(100)
Retained earnings	81,889	85,113

Total shareholders’ equity before accumulated other comprehensive income	176,134	182,555
Accumulated other comprehensive income	1,451	525

Total shareholders’ equity	177,585	183,080

Total liabilities and shareholders’ equity	$7,605,766	$7,395,755

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Revenues
BFC Activities:
Interest and dividend income	$2,249	$1,591	$659
Other income	1,433	1,538	5,024

	3,682	3,129	5,683

Financial Services:
Interest and dividend income	367,177	345,002	246,830
Service charges on deposits	90,472	61,956	51,435
Other service charges and fees	27,542	23,347	23,620
Other income	22,555	15,232	36,818

	507,746	445,537	358,703

Homebuilding & Real Estate Development:
Sales of real estate	566,086	558,112	549,652
Interest and dividend income	2,474	2,240	1,108
Other income	14,592	14,472	8,078

	583,152	574,824	558,838

Total revenues	1,094,580	1,023,490	923,224

Costs and Expenses
BFC Activities:
Interest expense	30	346	393
Employee compensation and benefits	9,407	6,245	3,865
Impairment of securities	—	—	363
Other expenses	2,933	3,074	2,831

	12,370	9,665	7,452

Financial Services:
Interest expense, net of interest capitalized	166,578	141,561	86,547
Provision (recovery) of loan losses	8,574	(6,615)	(5,109)
Employee compensation and benefits	150,804	117,573	96,196
Occupancy and equipment	57,308	41,621	32,717
Advertising and promotion	35,067	27,317	16,301
Impairment of office properties and equipment	—	3,706	—
Amortization of intangible assets	1,561	1,627	1,715
Cost associated with debt redemption	1,457	—	11,741
Fines and penalties, compliance matters	—	10,000	—
Other expenses	52,962	45,126	40,323

	474,311	381,916	280,431

Homebuilding & Real Estate Development:
Cost of sales of real estate	482,961	407,190	403,900
Interest expense, net of interest capitalized	—	—	259
Selling, general and administrative expenses	120,017	86,715	70,118
Other expenses	3,677	4,855	7,341

	606,655	498,760	481,618

Total costs and expenses	1,093,336	890,341	769,501

Equity in earnings from unconsolidated affiliates	10,935	13,404	19,603

Income from continuing operations before income taxes and noncontrolling interest	12,179	146,553	173,326
Provision (benefit) for income taxes	(528)	59,566	70,920
Noncontrolling interest	13,404	79,267	90,388

(Loss) income from continuing operations	(697)	7,720	12,018
Discontinued operations, less noncontrolling interest and income tax provision (benefit) of $(8,958) in 2006, 13,205 in 2005 and $13,078 in 2004	(1,524)	5,054	2,212

Net (loss) income	(2,221)	12,774	14,230
5% Preferred Stock dividends	750	750	392

Net (loss) income allocable to common stock	$(2,971)	$12,024	$13,838

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
(Loss) earnings per common share:
Basic (loss) earnings per share from continuing operations	$(0.04)	$0.24	$0.48
Basic (loss) earnings per share from discontinued operations	(0.05)	0.18	0.09

Basic (loss) earnings per share	(0.09)	0.42	0.57

Diluted (loss) earnings per share from continuing operations	$(0.05)	$0.22	$0.40
Diluted (loss) earnings per share from discontinued operations	(0.05)	0.15	0.07

Diluted (loss) earnings per share	(0.10)	0.37	0.47

Basic weighted average number of common shares outstanding	33,249	28,952	24,183

Diluted weighted average number of common and common equivalent shares outstanding	33,249	31,219	27,806
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Net (loss) income	$(2,221)	$12,774	14,230

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale,	1,518	(365)	448
Unfunded pension liability	212	—	—
Minimum pension liability	—	(132)	(662)
Unrealized gains (losses) associated with investment in unconsolidated affiliates	79	152	(42)
Reclassification adjustments:
Realized net periodic pension costs	(26)	—	—
Realized gains on securities available for sale	(857)	(72)	(332)

	926	(417)	(588)

Comprehensive (loss) income	$(1,295)	$12,357	13,642

The components of other comprehensive (loss) income relate to the Company’s net unrealized gains (losses) on securities available for sale and the Company’s proportionate shares of non-wholly affiliates net unrealized gains (losses) on securities available for sale, net of income tax (benefit) provision of $ 953 in 2006, $(229) in 2005 and $281 in 2004; the Company’s proportionate shares of non-wholly owned affiliates unfunded pension liability, net of income tax provision of $133 in 2006 and mimimum pension liability, net of income tax benefit of $(83) in 2005 and $(416) in 2004; unrealized gains or (losses) associated with investments in unconsolidated real estate affiliates, net of income tax (benefit) provision of $50 in 2006, $95 in 2005 and $(17) in 2004 and the Company’s proportionate share of non-wholly owned affiliates reclassification adjustments from realized net periodic pension costs, net of income tax benefit of $(16) in 2006 and reclassification adjustments from realized losses on securities available for sale, net of income tax benefit of $(538) in 2006, $(45) in 2005 and $(202) in 2004.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2006
(In thousands)

				Unearned		Accumulated
				Compen-		Other
				sation		Compre-
	Class A	Class B	Additional	Restricted		hensive
	Common	Common	Paid-in	Stock	Retained	Income
	Stock	Stock	Capital	Grants	Earnings	(Loss)	Total
Balance, December 31, 2003	$163	$23	$24,654	$—	$59,305	$1,530	$85,675
Net income	—	—	—		14,230	—	14,230
Other comprehensive loss, net of taxes	—	—	—	—	—	(588)	(588)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	5,812	—	—	—	5,812
Retirement of Common Stock	—	(6)	(7,276)	—	—	—	(7,282)
Issuance of Common Stock	—	24	1,767	—	—	—	1,791
Issuance of 5% Preferred Stock	—	—	14,988	—	—	—	14,988
Cash dividends on 5% Preferred Stock	—	—	—	—	(392)	—	(392)
Common stock split	54	—	—	—	(54)	—	—
Tax effect relating to the exercise of stock options	—	—	11,017	—	—	—	11,017

Balance, December 31, 2004	$217	$41	$50,962	$—	$73,089	$942	$125,251
Net income	—	—	—	—	12,774	—	12,774
Other comprehensive loss, net of taxes	—	—	—	—	—	(417)	(417)
Issuance of Class A Common Stock, net of stock issuance costs	61	—	46,547	—	—	—	46,608
Issuance of Class A restricted stock	—	—	200	(200)	—	—	—
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	(474)	—	—	—	(474)
Cash dividends on 5% Preferred Stock	—	—	—	—	(750)	—	(750)
Amortization of unearned compensation on restricted stock grants	—	—	—	100	—	—	100
Tax effect relating to share-based compensation	—	—	(12)	—	—	—	(12)

Balance, December 31, 2005	$278	$41	$97,223	$(100)	$85,113	$525	$183,080

Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”)	—	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(2,221)	—	(2,221)
Other comprehensive income, net of taxes	—	—	—	—	—	926	926
Issuance of Common Stock, upon exercise of stock options	1	39	9,076	—	—	—	9,116
Retirement of Common Stock relating to exercise of stock options	(13)	(11)	(13,246)	—	—	—	(13,270)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	(16)	—	—	—	(16)
Cash dividends on 5% Preferred Stock	—	—	—	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	973	—	—	—	973
Reversal of unamortized stock compensation related to restricted stock upon adoption of FAS 123 ( R)	—	—	(100)	100	—	—	—

Balance, December 31, 2006	$266	$69	$93,910	$—	$81,889	$1,451	$177,585

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Operating activities:
Net (loss) income from continuing operations	$(697)	$7,720	$12,018
(Loss) Income from discontinued operations	(1,524)	5,054	2,212
Adjustment to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	4,393	91,144	103,994
Provision (recovery) and valuation allowances, net	8,883	(6,265)	(5,105)
Cumulative effect adjustment before noncontrolling interest	(1,899)	—	—
Depreciation, amortization and accretion, net	26,430	18,508	17,577
Amortization of deferred revenue	3,854	2,368	1,425
Amortization of intangible assets	1,561	1,627	1,715
Share-based compensation expense related to stock options and restricted stock	9,291	—	—
Tax benefits from share-based compensation	(3,719)	—	—
Securities activities, net	(9,795)	(847)	(7,198)
Impairment of securities	—	—	362
Net gain on transfer of net assets for settlement of note	—	(3,439)	—
Net gains on sale of real estate owned	(1,443)	(1,840)	(694)
Net gains on sales of loans held for sale	(680)	(742)	(483)
Net (gains) losses on sales of property and equipment	(2,711)	(277)	17
Gain on sale of branch	—	(922)	—
Equity in earnings from unconsolidated affiliates	(9,267)	(12,783)	(19,118)
(Decrease) increase in deferred tax liability, net	(20,628)	3,511	17,894
Litigation settlement	—	—	(23,987)
Net (gains) losses associated with debt redemption	(71)	—	11,741
Impairment of office properties and equipment	—	3,706	—
Impairment of long lived assets	38,083	—	—
Reserve for fines and penalties, compliance matters	—	10,000	—
Increase of forgivable notes receivable, net	(6,111)	(6,999)	(8,079)
Originations and repayments of loans held for sale, net	(93,887)	(125,487)	(163,988)
Proceeds from sales of loans held for sale	87,793	128,337	171,192
Increase in real estate held for development and sale	(259,629)	(191,610)	(142,511)
Decrease (increase) in securities owned, net	67,910	(54,849)	(878)
(Decrease) increase in securities sold but not yet purchased	(3,770)	(4,285)	1,649
Increase in accrued interest receivable	(6,183)	(5,501)	(8,093)
(Increase) decrease in other assets	3,024	2,556	(507)
(Decrease) increase in due to clearing agent	(40,115)	41,105	(25,202)
(Decrease) increase in other liabilities	(30,048)	21,344	46,100

Net cash used in operating activities	(240,955)	(78,866)	(17,947)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	199,482	210,493	212,983
Purchase of investment securities and tax certificates	(236,962)	(278,509)	(311,825)
Purchase of securities available for sale	(143,272)	(227,179)	(677,050)
Proceeds from sales and maturities of securities available for sale	181,444	300,469	308,529
Purchases of FHLB stock	(49,950)	(29,870)	(49,923)
Redemption of FHLB stock	39,664	38,558	11,629
Repayments from unconsolidated subsidiaries and real estate joint venture	5,303	447	10,084
Investments in unconsolidated affiliates and and real estate joint venture	(10,323)	(6,228)	(127)
Net repayments (purchases and originations) of loans	(106,123)	105,186	(928,493)
Proceeds from sales of real estate owned	4,382	3,872	3,821
Proceeds from sales of property and equipment	2,055	651	—
Additions to property and equipment	(121,680)	(56,335)	(81,033)

Net cash (used in) provided by investing activities	(235,980)	61,555	(1,501,405)

(continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Financing activities:
Net increase in deposits	$114,360	$313,190	399,060
Net cash outflows from sale of branch	—	(13,605)	—
Repayments of FHLB advances	(2,551,344)	(1,506,832)	(469,323)
Proceeds from FHLB advances	2,785,000	1,246,000	1,220,000
Net increase (decrease) in securities sold under agreements to repurchase	(13,403)	(147,214)	133,119
Net increase (decrease) in federal funds purchased	(107,449)	34,475	105,000
Repayments of secured borrowings	(26,516)	(101,924)	—
Proceeds from secured borrowings	—	65,293	—
Repayment of notes and bonds payable	(216,891)	(266,432)	(227,621)
Proceeds from notes and bonds payable	384,732	388,781	325,401
Issuance of junior subordinated debentures	30,928	54,124	—
Capital contributions in managed fund by investors	2,905	—	—
Capital withdrawals in managed fund by investors	(4,203)	—	—
BankAtlantic Bancorp excess tax benefits from share-based compensation	3,719	—	—
Change in noncontrolling interest	—	895	—
Payments for debt issuance costs	(3,043)	(3,498)	—
Proceeds from the issuance of BFC Class A Common Stock, net of issuance costs	—	46,436	—
Proceeds from the issuance of BFC common stock upon exercise of stock options	—	172	1,791
Payment by BFC of the minimum witholding tax upon exercise of stock option	(4,154)	—	(7,282)
5% Preferred Stock dividends paid	(750)	(750)	(392)
Proceeds from the issuance of 5% Preferred Stock, net of issuance cost	—	—	14,988
Issuance of Levitt Corporation common stock, net of issuance cost	—	—	114,769
Payment by BankAtlantic Bancorp of the minimum withholding tax upon exercise of stock options	(2,717)	(3,519)	(2,946)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	1,479	1,179	2,334
Purchase and retirement of BankAtlantic Bancorp subsidiary common stock	(7,833)	(491)	—
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(7,592)	(6,930)	(6,331)
Levitt common stock dividends paid to non-BFC shareholders	(1,322)	(1,322)	(661)
Venture partnerships distribution paid to non-BFC partners	—	—	(1,376)

Net cash provided by financing activities	375,906	98,028	1,600,530

Increase (decrease) in cash and cash equivalents	(101,029)	80,717	81,178
Cash and cash equivalents at beginning of period	305,437	224,720	143,542
Cash and cash equivalents of discontinued assets held for sale	(3,285)	(5,366)	(3,674)

Cash and cash equivalents at end of period	$201,123	$300,071	$221,046

(continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Supplemental cash flow information:
Interest on borrowings and deposits, net of amounts capitalized	$167,430	$143,499	$89,193
Income taxes paid	39,770	30,002	56,044
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	23,728	2,307	1,401
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	—	4,538	6,610
Securities purchased pending settlement	—	6,183	25,546
Reduction in loan participations sold accounted for as secured borrowings	111,754	—	—
Exchange branch facilities	2,350	—	—
Decrease in minority interest resulting from the retirement of BankAtlantic Bancorp Class A common stock obtained from litigation settlement	—	—	6,058
Increase in joint venture investment resulting from unrealized gain on non-monetary exchange	—	—	409
Fair value of assets acquired from acquisition of Bowden Building Corporation	—	—	26,463
Fair value of liabilities assumed from acquisition of Bowden Building Corporation	—	—	20,354
Decrease in real estate inventory to property and equipment	8,412	1,809	—
(Decrease) increase in accumulated other comprehensive income, net of taxes	926	(417)	(588)
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(16)	(474)	5,812
(Decrease) increase in shareholders’ equity for the tax effect relating to share-based compensation	—	(12)	11,017
Issuance and retirement of BFC Common Stock accepted as consideration for the exercise price of stock options	4,154	—	—
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
          Basis of Financial Statement Presentation – BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, homebuilding, master planned community development and time share and vacation ownership. The Company also owns an interest in an Asian- themed restaurant chain and various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”). Through its control of Levitt, BFC has indirect controlling interests in Levitt and Sons, LLC and its subsidiaries (“Levitt and Sons”) and Core Communities, LLC and its subsidiaries (“Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling investment in Benihana, Inc. (“Benihana”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          On June 20, 2006 the Company announced that its Class A Common Stock was approved for listing on the NYSE Arca exchange (“NYSE Arca”) under the symbol “BFF” and on June 22, 2006, the Company commenced trading on the NYSE Arca. From April 2003 through June 19, 2006, BFC’s Class A Common Stock was traded on the NASDAQ National Market.
          On January 8, 2007, BankAtlantic Bancorp entered into an agreement and Plan of Merger with Stifel Financial Corp (“Stifel”) to merge BankAtlantic Bancorp’s wholly-owned subsidiary, Ryan Beck Holdings, Inc. (“Ryan Beck”) and its subsidiaries into a Stifel wholly-owned subsidiary in exchange for shares of Stifel common stock and warrants to acquire shares of Stifel Common Stock. The receipt of warrants is subject to Stifel shareholder approval and if the Stifel shareholder approval is not obtained BankAtlantic Bancorp will receive cash instead of Stifel warrants. This transaction was consummated on February 28, 2007, as a consequence of the merger of Ryan Beck with Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statement of Financial Condition, Consolidated Statement of Shareholders’ Equity, Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows for all periods presented.
          In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly owned subsidiary of BFC, transferred its shopping center to its lender in full settlement of the mortgage note collateralized by the center. The financial results of BMOC are reported as discontinued operations in accordance with Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (“SFAS 144”).
          As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (“GAAP”) requires the consolidation of their financial results. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities as shown in the table below.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2006 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	14.83%	7.86%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	21.64%	54.86%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.61%	52.91%
          In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the valuation of intangible and long-lived assets for impairment, the allowance for loan losses, the evaluation of securities for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for share-based compensation, revenue recognition on percent complete projects and impairment of real estate assets, determination of the valuation of real estate and estimated costs to complete construction, litigation and contingencies. In connection with the determination of the allowances for loan losses, real estate owned, and real estate held for development, management obtains independent appraisals for significant properties when it is deemed prudent. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
          The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.
          Certain amounts for prior years have been reclassified to conform to revised statement presentation for 2006.
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
          Cash Equivalents — Cash equivalents consist of cash, demand deposits at other financial institutions, federal funds sold, securities purchased under resell agreements, money market funds and other short-term investments with original maturities of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days.
          Restricted Cash — Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales agreements. Restricted funds may only be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries. Restricted cash is included in Other Assets in the Company’s Statements of Financial Condition.
          Securities Owned and Securities Sold, But Not Yet Purchased — Securities owned and securities sold, but not yet purchased are associated with proprietary securities transactions entered into by Ryan Beck and are accounted for at fair value with changes in the fair value included in income from discontinued operations. The fair value of these trading

BFC Financial Corporation
Notes to Consolidated Financial Statements
positions is generally based on listed market prices. If listed market prices are not available or if liquidating the positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement or management valuation models associated with securities that are not readily marketable.
          Investment Securities — Investment securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.
          Debt securities not held to maturity and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, are recorded as a component of other comprehensive income.
          Declines in the value of individual held to maturity and available for sale securities that are considered other than temporary result in write-downs in earnings through securities activity, net of the individual securities to their fair value. The review for other-than-temporary declines takes into account current market conditions, trends and other key measures.
          Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in securities activities, net which is included in Other Income in the Company’s Consolidated Statements of Operations.
          The fair value of securities available for sale and trading securities are estimated by obtaining prices actively quoted on national markets, using a price matrix or applying management valuation models.
          Equity securities that do not have readily determinable fair values are carried at historical cost. These securities are evaluated for other than temporary declines in value, and, if impaired, the historical cost of the securities is written down to estimated fair value in earnings through securities activities, net.
          Interest on securities, including the amortization of premiums and the accretion of discounts, are reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in other income in the Company’s Consolidated Statements of Operations.
          Derivative Instruments — All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from such fair value adjustments recorded in securities activities, net on the consolidated statement of operations. If BankAtlantic Bancorp elects hedge accounting, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s consolidated statements of operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.
          Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are carried at cost, which approximates fair value.
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
          Loans — Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Loans Held for Sale — Loans held for sale are reported at the lower of aggregate cost or estimated fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs on originated loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.
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
          The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for estimating losses as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, low-balance commercial loans, certain unimpaired non-homogenous loans and various types of consumer loans. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (1) delinquency and charge-off levels and trends; (2) problem loans and non-accrual levels and trends; (3) lending policy and underwriting procedures; (4) lending management and staff; (5) nature and volume of portfolio; (6) economic and business conditions; (7) concentration of credit; (8) quality of loan review system; and external factors. Based on an analysis of the above factors a qualitative amount is assigned to each homogenous loan product. These amounts are adjusted, if necessary, at period end based on directional adjustments by each category.
          Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists well secured collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis.
          Consumer non-mortgage loans that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to the collateral’s fair value less estimated selling costs.
          Real Estate Owned (“REO”) — REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired. Write-downs required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates. Expenditures for capital improvements are generally capitalized. Real estate acquired in

BFC Financial Corporation
Notes to Consolidated Financial Statements
settlement of loans or tax certificates are anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. Management obtains independent appraisals for significant properties.
          Real Estate Held for Development and Sale — Real estate held for development and sale includes land, land development costs, and other construction costs associated with Levitt’s real estate inventory and BankAtlantic Bancorp’s investment in a real estate variable interest entity. Inventory of real estate is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Due to large acreage of certain land holdings and the nature of our project development life cycles disposition in the normal course of business is expected to extend over a number of years.
          Land and indirect land development costs are allocated to various parcels or housing units using either specific identification or apportioned based upon the relative sales value, unit or area methods. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Selling costs are capitalized by communities and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to cost of sales of the benefited home sales. Start-up costs and other selling costs are expensed as incurred.
          The expected future costs of development are analyzed at least annually or when current events indicating a change may be warranted to determine the appropriate allocation factors to charge to the remaining inventory as cost of sales or as an adjustment to cost of sales.
          Levitt reviews real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144) at least annually or when current events indicating a change may be warranted. In analyzing potential impairment, Levitt uses projections of future undiscounted cash flows from the inventory. These projections are based on views of future sales prices, cost of sales levels and absorption. Levitt believes that estimates are consistent with assumptions that marketplace participants would use in their estimates of fair value
          Capitalized Interest — Interest is capitalized at the effective rates paid on borrowings incurred for real estate inventory during the preconstruction and planning stage and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Interest amortized to cost of sales on the relative sales value method as related homes, land and units are sold.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following table is a summary of consolidated interest incurred on notes and mortgage notes payable and the amounts capitalized (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Interest expense	$209,539	$163,050	$99,437
Interest capitalized	(42,931)	(21,143)	(12,238)

Interest expense, net	$166,608	$141,907	$87,199

          Homebuilding and Land Sales Revenue Recognition — Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and if the Company does not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. In order to properly match revenues with expenses, the Company estimates construction and land development costs incurred but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas. The Company monitors the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons.
          Revenue recognition for certain land sales are recognized on the percentage-of-completion method where land sales take place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of land sales, this involvement typically consists of final development. The Company recognizes revenue and related costs as work progresses using the percentage of completion method, which relies on contract revenue and estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from current estimates. If the estimates of development costs remaining to be completed are significantly different from actual amounts, then the revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
          Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”). This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
          Homesite Contracts and Consolidation of Variable Interest Entities — In December 2003, FASB Interpretation No. 46(R) (‘FIN No. 46(R)’) was issued by the FASB to clarify the application of ARB No. 51 to certain Variable Interest Entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity.
          In the ordinary course of business Levitt enters into contracts to purchase homesites and land held for development. Option contracts allow Levitt to control significant homesite positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. The liability for nonperformance under such contracts is typically only the required deposits, and is usually less than 20% of the underlying purchase price. Levitt does not have legal title to these assets. However, if certain conditions are met, under the requirements of FIN No. 46(R) Levitt’s land contracts may create a variable interest, with Levitt being identified as the primary beneficiary. If these certain conditions are met, FIN No. 46(R) requires us to consolidate the assets (homesites) at their fair value. At December 31, 2006 there were no assets under these contracts consolidated in the Company’s financial statements.
          Investments in Unconsolidated Affiliates — The Company follows the equity method of accounting to record its interests in affiliates in which it does not own the majority of the voting stock and to record its investment in variable interest

BFC Financial Corporation
Notes to Consolidated Financial Statements
entities in which it is not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts (utilized in the issuance of trust preferred securities). The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. The Company evaluates its investments in unconsolidated entities for impairment annually or as events or circumstances warrant for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information including condition of the property and current and anticipated real estate market conditions.
          Goodwill and Other Intangible Assets – Goodwill acquired in a purchase business combination is tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” ( SFAS No. 142). The Company conducts on at least an annual basis , a review of the goodwill to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of goodwill may be impaired and written down. In the year ended December 31, 2006, an impairment review was conducted of the goodwill related to the Tennessee operations acquired in connection with Levitt’s acquisition of Bowden Building Corporation in 2004. The profitability and estimated cash flows of this entity were determined in the second quarter of 2006 to have declined to a point where the carrying value of the assets exceeded their market value. A discounted cash flow methodology was used to determine the amount of impairment resulting in completely writing off this acquisition goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in Homebuilding & Real Estate Development other expenses in the consolidated statements of operations.
          Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of ten years. The accumulated amortization on core deposit intangible assets was $8.3 million at December 31, 2006.
          Properties and Equipment – Properties and equipment consists primarily of office properties, leasehold improvements, equipment and computer software and water treatment and irrigation facilities, and are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Interest expense associated with the construction of certain fixed assets is capitalized as incurred and relieved to expense through depreciation once the asset is put into use. Direct costs associated with development of internal-use software are capitalized and amortized over 3 – 5 years.
          Expenditures for new properties, leasehold improvements and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.
          Impairment of Long Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the full carrying amount of an asset may not be recoverable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.
          Long-lived assets to be abandoned are considered held and used until disposed. The carrying value of a long-lived asset to be abandoned is depreciated over its shortened depreciable life when an entity commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset if the carrying amount of the asset exceeds its fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less estimated selling costs and depreciation (amortization) ceases.
          Advertising – Advertising expenditures are expensed as incurred.
          Income Taxes – BFC and its wholly owned subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries in which the Company owns less than 80% of the outstanding common stock, including BankAtlantic Bancorp

BFC Financial Corporation
Notes to Consolidated Financial Statements
and Levitt, are not included in the Company’s consolidated U.S. federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction.
          The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized.
          Noncontrolling Interest- Noncontrolling interest reflects third parties’ ownership interest in entities that are consolidated and less than 100% owned.
          Accounting for Contingencies – Reserves for contingencies are recorded when it is probable that an asset has been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated.
          (Loss) Earnings Per Share –Basic (loss) earnings per share excludes dilution and is computed by dividing net income (loss) allocable to common stock (after deducting preferred stock dividend) by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflect the potential dilution that could occur if options to issue common shares of the Company were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options or restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method, if dilutive. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share, but it also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive. For all periods, the shares the Company issued in connection with a 1984 acquisition are considered outstanding after elimination of the Company’s percentage ownership of the entity that received the shares issued in that acquisition.
          Brokered Deposits – Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the effective interest method over the term of the deposit.
          Stock-Based Compensation — Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the years ended December 31, 2005 and 2004, the Company accounted for share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
          Discontinued Operations – Discontinued operations represents Ryan Beck’s results of operations, net of BFC’s noncontrolling interest in BankAtlantic Bancorp and income taxes, as well as BMOC operations. BMOC was a wholly owned subsidiary of BFC.
          Ryan Beck’s activities include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent and fees earned from providing merger and acquisition and financial advisory services. These fees are recorded as earned, provided no contingency of payment exists. Sales concessions are recorded on trade date, and underwriting fees are recorded at the time the underwriting is completed. Gains and losses from securities transactions are recorded on a trade date basis. Profit and loss arising from all securities transactions entered into for the account and risk of Ryan Beck are recorded on a trade date basis. Commission income and expenses related to customers’ transactions are reported on a trade date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition. BMOC operations

BFC Financial Corporation
Notes to Consolidated Financial Statements
include revenues from rental income and operating expenses, and in 2005 a $5.1 million gain from disposition was recorded upon the transfer of the shopping center to its lender in full settlement of the note (see Note 3.)
New Accounting Pronouncements:
          In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” FIN 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The interpretation revises disclosure requirements including a tabular presentation to reflect the roll-forward of unrecognized tax benefits. The interpretation is effective for the Company as of January 1, 2007 and any changes in net assets that result from the application of this interpretation was an adjustment to retained earnings. The Company does not expect a material adjustment upon the adoption of this interpretation.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value in generally accepted accounting principles, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Statement will change key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007 with early application encouraged. The Company is required to implement this Statement on January 1, 2008. Management is currently evaluating the impact this Statement will have on its financial statements.
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize through comprehensive income changes in that funded status in the year in which the changes occur. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial condition. This Statement applies to financial statements issued for fiscal years ending after December 15, 2006. The Company adopted the recognition and disclosure provisions of this Statement prospectively as of December 31, 2006. The adoption of this Statement had no significant impact on the Company’s financial statements as of December 31, 2006.
          In November 2006, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate, for Sales of Condominiums”, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning January 1, 2007). The effect of this EITF is not expected to be material to the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management is currently in the process of assessing the impact that the adoption of SFAS No. 159 will have on the company’s consolidated financial statements.
2. Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”) which established an approach to quantify errors in financial statements. Previously, there were two methods for quantifying the effects of financial statement errors: the roll-over method and the iron curtain method. The roll-over method focuses on the impact errors have on the income statement, including the reversing effect of prior year errors. The iron curtain method focuses on the effect of correcting errors on the statement of financial condition. Prior to the application

BFC Financial Corporation
Notes to Consolidated Financial Statements
of the guidance in SAB No. 108, the Company used the roll-over method for quantifying identified financial statement errors. This method led to an accumulation of errors on the Company’s consolidated statement of financial condition. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under the roll-over and the iron-curtain methods requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors.
          SAB No. 108 permits companies to initially apply its provisions by either restating prior period financial statements or recording the cumulative effect of adjusting assets and liabilities as of January 1, 2006 as an offsetting adjustment to the opening balance of retained earnings.
          The Company applied the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. The impact of quantifying the effects of prior period financial statement misstatements using the dual-approach compared to the roll-over method on opening statement of financial condition balances was attributable to BankAtlantic’s adjustments and such impact to the Company’s financial condition balances is summarized as follows: (in thousands)

Cumulative Effect
Adjustment
As of January 1, 2006
Other liabilities:
Recurring operating expenses(1)	$1,618
Deferred data processing expenses(2)	1,474
Current taxes payable	(696)

Increase in other liabilities	2,396
Decrease in deferred tax liability	(657)
Decrease in noncontrolling interest(3)	(1,486)

Decrease in retained earnings	$253

(1)	BankAtlantic has historically expensed certain recurring invoices when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year as the “rollover” impact of expenses in the following year approximated the expenses that rolled over from the prior year.

(2)	BankAtlantic pays a fixed fee for certain data processing transaction services and at the end of each contract year, the actual number of transactions is determined and the fees related to any greater or lesser transactions are invoiced or repaid to BankAtlantic over a twelve month period. BankAtlantic accounted for these charges when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year and the amount of the error had accumulated over a four year period as follows (in thousands):

For the Years	Occupancy and
Ended December 31,	Equipment Expense
2002	$221
2003	276
2004	533
2005	444

$1,474

(3)	Noncontrolling interest amount represents third parties’ interest of approximately 78% in BankAtlantic Bancorp.
          The Company had previously quantified these errors and concluded that they were immaterial under the roll-over method that was used prior to the issuance of SAB No. 108.

BFC Financial Corporation
Notes to Consolidated Financial Statements
3. Segment Reporting
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
Financial Services
     Our Financial Services segment includes BankAtlantic Bancorp and its subsidiaries’ operations, including the operations of BankAtlantic.
Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development segment includes Levitt Corporation and its subsidiaries’ operations, including the operations of Levitt and Sons and Core Communities, as well as Levitt’s investment in Bluegreen.
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in Note 1. Inter-company transactions are eliminated for consolidated presentation. The Company evaluates segment performance based on income (loss) from continuing operations after tax and noncontrolling interest.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The Company evaluates segment performance based on net segment income (loss) after noncontrolling interest and tax. The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2006 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2006	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$566,086	$—	$566,086
Interest and dividend income	2,292	367,177	2,910	(479)	371,900
Other income	3,679	140,949	14,592	(2,626)	156,594

	5,971	508,126	583,588	(3,105)	1,094,580

Costs and Expenses:
Cost of sale of real estate	—	—	482,961	—	482,961
Interest expense, net	30	167,057	—	(479)	166,608
Provision for loan losses	—	8,574	—	—	8,574
Other expenses	12,805	300,186	124,828	(2,626)	435,193

	12,835	475,817	607,789	(3,105)	1,093,336

	(6,864)	32,309	(24,201)	—	1,244
Equity in earnings from unconsolidated affiliates	—	1,667	9,268	—	10,935

Income (loss) before income taxes and noncontrolling interest	(6,864)	33,976	(14,933)	—	12,179
Provision (benefit) for income taxes	(1,855)	7,097	(5,770)	—	(528)

Income (loss) before noncontrolling interest	(5,009)	26,879	(9,163)	—	12,707
Noncontrolling interest	(25)	21,072	(7,643)	—	13,404

Income (loss) from continuing operations	(4,984)	5,807	(1,520)	—	(697)

At December 31, 2006
Total assets	$45,756	$6,495,662	$1,090,666	$(26,318)	$7,605,766

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2005	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$558,112	$—	$558,112
Interest and dividend income	1,623	345,894	2,556	(1,240)	348,833
Other income	1,750	101,678	14,472	(1,355)	116,545

	3,373	447,572	575,140	(2,595)	1,023,490

Costs and Expenses:
Cost of sale of real estate	—	—	408,082	(892)	407,190
Interest expense, net	346	141,909	—	(348)	141,907
Recovery for loan losses	—	(6,615)	—	—	(6,615)
Other expenses	9,750	246,970	92,494	(1,355)	347,859

	10,096	382,264	500,576	(2,595)	890,341

Equity in earnings from unconsolidated affiliates	—	621	12,783	—	13,404

Income (loss) before income taxes and noncontrolling interest	(6,723)	65,929	87,347	—	146,553
Provision for income taxes	3,727	23,403	32,436	—	59,566

Income (loss) before noncontrolling interest	(10,450)	42,526	54,911	—	86,987
Noncontrolling interest	6	46,246	45,786	(12,771)	79,267

Income (loss) from continuing operation	$(10,456)	$(3,720)	$9,125	$12,771	$7,720

At December 31, 2005
Total assets	$54,118	$6,471,411	$895,673	$(25,447)	$7,395,755

BFC Financial Corporation
Notes to Consolidated Financial Statements

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2004	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$549,652	$—	$549,652
Interest and dividend income	680	249,204	1,338	(2,625)	248,597
Other income	5,335	112,500	8,078	(938)	124,975

	6,015	361,704	559,068	(3,563)	923,224

Costs and Expenses:
Cost of sale of real estate	—	—	406,274	(2,374)	403,900
Interest expense, net	393	86,798	259	(251)	87,199
Recovery for loan losses	—	(5,109)	—	—	(5,109)
Other expenses	7,187	198,993	78,269	(938)	283,511

	7,580	280,682	484,802	(3,563)	769,501

	(1,565)	81,022	74,266	—	153,723
Equity in earnings from unconsolidated affiliates	—	485	19,118	—	19,603

Income (loss) before income taxes and noncontrolling interest	(1,565)	81,507	93,384	—	173,326
Provision for income taxes	6,676	28,222	36,022	—	70,920

Income (loss) before noncontrolling Interest	(8,241)	53,285	57,362	—	102,406
Noncontrolling interest	1,822	55,074	47,098	(13,606)	90,388

Income (loss) from continuing operations	$(10,063)	$(1,789)	$10,264	$13,606	$12,018

At December 31, 2004
Total assets	$26,596	$6,356,777	$678,467	$(106,993)	$6,954,847

The table below is segment information relating to the Company’s goodwill at December 31, 2006 and 2005 (in thousands):

		Homebuilding
	Financial	& Real Estate
	Services	Development	Total
Balance as of December 31, 2005	$76,674	$1,307	$77,981
Impairment of goodwill (a)	—	(1,307)	(1,307)

Balance as of December 31, 2006	$76,674	$—	$76,674

(a)	During the year ended December 31, 2006, the Company’s Homebuilding & Real Estate Development segment wrote off the $1.3 million in goodwill recorded in connection with the acquisition of Levitt’s Tennessee operations. The $1.3 million is included in Homebuilding & Real Estate Development other expenses in the consolidated statements of operations.
4. Discontinued Operations
Financial Services
In February 2007, BankAtlantic Bancorp and the Ryan Beck option holders (collectively “the Shareholders”) exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for 2,467,600 shares of Stifel Common Stock, five-year warrants to purchase an aggregate of 500,000 shares of Stifel Common Stock at an exercise price of $36.00 per share (the “Warrants”) and $2.65 million of cash. The issuance of the Warrants is subject to Stifel shareholder approval. The Shareholders will receive $20 million in cash, of which BankAtlantic Bancorp will receive approximately $19.3 million, if the Stifel shareholders do not approve the issuance of Warrants.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The Stifel agreement also provides for contingent earn-out payments, payable, at Stifel’s election, in cash or shares of Stifel Common Stock, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the consummation of the transaction. The contingent earn-out payments, if any, are accounted for as additional proceeds from the exchange of Ryan Beck common stock when earned with a corresponding increase in BankAtlantic Bancorp’s investment in Stifel. BankAtlantic Bancorp has entered into separate agreements with each individual Ryan Beck option holder in order to allocate the contingent earn-out payments.
     All outstanding options to acquire shares of Ryan Beck Common Stock were cancelled in exchange for the option holders receiving a pro-rata interest in the above merger consideration. The approximate allocation of the initial merger consideration of Stifel common stock and warrants (if approved by Stifel shareholders), is as follows:

	BankAtlantic	Option	Total
	Bancorp	Holders	Consideration
Allocation Percentage (1)	96.34%	3.66%	100.00%

Initial Share Consideration	2,377,354	90,246	2,467,600
Cash Consideration	$2,555,582	$97,007	$2,652,589
Warrants to acquire Stifel stock at $36.00 per share	481,715	18,285	500,000

(1)	The contingent earn-out payments, if any, will change the allocation percentages as the initial merger consideration for the option holders was reduced by the options’ exercise price.
     Based on the initial consideration of shares of Stifel Common Stock issued to BankAtlantic Bancorp at the time of the merger, BankAtlantic Bancorp owns approximately 16% of the outstanding voting stock of Stifel and therefore does not have the ability to exercise significant influence over Stifel’s operations. As such BankAtlantic Bancorp’s investment in Stifel is accounted for under the cost method of accounting and will be reflected in BankAtlantic Bancorp’s Consolidated Financial Statements as securities available for sale.
     Stifel has agreed to register the shares of Stifel Common Stock issuable in connection with the merger and to grant BankAtlantic Bancorp incidental “piggy-back” registration rights. BankAtlantic Bancorp has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel Common Stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel Common Stock received by it within the two-year period following the initial registration of such securities.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The components of earnings (losses) from discontinued operations relating to Ryan Beck are as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Investment banking revenues	$218,461	$251,361	$243,155

Expenses:
Employee compensation and benefits	170,605	165,325	158,868
Occupancy and equipment	16,588	15,816	15,429
Advertising and promotion	5,788	5,418	4,735
Interest expense	5,995	3,419	924
Other expenses:
Professional fees	8,790	6,706	5,482
Communications	15,187	13,554	12,527
Floor broker and clearing fees	8,612	9,118	9,835
Other	6,389	7,204	6,184

Total Expenses	237,954	226,560	213,984

(Loss) income from discontinued operations before income taxes and noncontrolling interest	(19,493)	24,801	29,171
Income tax (benefit) provision	(8,958)	10,690	13,184
Noncontrolling interest (loss) income	(9,011)	11,877	13,605

(Loss) income from discontinued operations, net of tax and noncontrolling interest	$(1,524)	$2,234	$2,382

     The assets and liabilities associated with Ryan Beck’s discontinued operations included in the Company’s consolidated statement of financial condition consisted of the following (in thousands):

	As of December 31,
	2006	2005
ASSETS
Cash	$3,285	$5,366
Securities owned	112,382	180,292
Loans receivable	—	3,360
Office properties and equipment, net	9,644	7,573
Deferred tax asset, net	16,411	11,729
Goodwill	6,184	6,184
Due from clearing agent	15,629	—
Other assets	27,228	25,605

Total assets	$190,763	$240,109

LIABILITIES:
Securities sold but not yet purchased	$31,407	$35,177
Due to clearing agent	—	24,486
Other liabilities	63,839	74,100

Total liabilities	$95,246	$133,763

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Cash flows from Ryan Beck’s discontinued operations included in the Company’s consolidated statement of cash flows consisted of the following: (in thousands)

	For the Years Ended December 31,
	2006	2005	2004
Net cash provided by operating activities	$516	$1,467	$8,977
Net cash (used in) provided by investing activities	$(1,298)	$225	$(5,861)
Net cash (used in) provided by financing activities	$(1,299)	$—	$4,856
BFC Activities
     I.R.E BMOC, Inc (“BMOC”), a wholly owned subsidiary of BFC, owned an outlet center located in Burlington, North Carolina that was acquired in 1985. In November 2004, a tenant occupying 21% of the square footage of the shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Because of the negative cash flow, the mortgage was not paid in accordance with its terms; rather, cash flow to the extent available from the shopping center was paid to the lender. The noteholder on September 14, 2005 filed a Notice of Hearing Prior to Foreclosure of Deed of Trust which among other things indicated that the shopping center was scheduled to be sold on November 29, 2005. On December 19, 2005, the shopping center was transferred to the lender in full settlement of the note of $8.2 million. The Company’s income from the transfer of the shopping center was approximately $5.1 million before tax which is included in discontinued operations in the Company’s statements of operations for the year ended December 31, 2005. There was no activity related to BMOC for the year ended December 31, 2006.
     BMOC’s components of earnings (losses) from discontinued operations for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	For the Years Ended December 31,
	2005	2004
BFC Activities – Revenues Other income	$117	$502
BFC Activities – Expenses Interest expense	736	778
Gain on disposition	5,146	—

Income (loss) from discontinued operations	4,527	(276)
Provision (benefit) for income taxes	1,707	(106)

Income (loss) from discontinued operations, net of tax	$2,820	$(170)

     During the year ended December 31, 2006, there were no earnings (losses) from BMOC discontinued operations.
5. Federal Funds Sold and Other Short Term Investments
The following table provides information on BankAtlantic’s Federal Funds sold (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Ending Balance	$691	$1,057	$5,100
Maximum outstanding at any month end within period	$16,276	$8,648	$54,530
Average amount invested during period	$1,824	$4,275	$6,282
Average yield during period	3.00%	1.87%	0.75%
     As of December 31, 2006, 2005 and 2004, BankAtlantic had $5.0 million, $2.2 million and $11.0 million, respectively, invested in money market accounts with unrelated brokers.

BFC Financial Corporation
Notes to Consolidated Financial Statements
6. Securities Available for Sale
     The following tables summarize securities available-for-sale (in thousands):

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$324,646	$1,366	$3,113	$322,899
Real estate mortgage investment conduits (1)	40,919	—	2,068	38,851

Total mortgage-backed securities	365,565	1,366	5,181	361,750

Investment Securities:
Tax-exempt securities	197,287	822	1,671	196,438
Other bonds	685	—	10	675
Equity securities	83,013	11,783	—	94,796

Total investment securities	280,985	12,605	1,681	291,909

Total	$646,550	$13,971	$6,862	$653,659

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond.

	December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage- Backed Securities:
Mortgage-backed securities	$337,381	$1,547	$4,749	$334,179
Real estate mortgage investment conduits	49,797	—	2,436	47,361

Total mortgage-backed securities	387,178	1,547	7,185	381,540

Investment Securities:
Tax-exempt securities	204,441	325	2,795	201,971
Other bonds	588	—	—	588
U.S. Treasury notes	998	2	—	1,000
Equity securities	82,296	9,265	—	91,561

Total investment securities	288,323	9,592	2,795	295,120

Total	$675,501	$11,139	$9,980	$676,660

     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$30,868	$(88)	$142,632	$(3,025)	$173,500	$(3,113)
Real estate mortgage investment conduits	—	—	38,851	(2,068)	38,851	(2,068)
Tax-exempt securities	29,715	(65)	79,169	(1,606)	108,884	(1,671)
Other bonds	242	(8)	198	(2)	440	(10)

Total available for sale securities:	$60,825	$(161)	$260,850	$(6,701)	$321,675	$(6,862)

     Unrealized losses on securities outstanding greater than twelve months at December 31, 2006 were caused by interest rate increases. The cash flows of these securities are guaranteed by government sponsored enterprises and state

BFC Financial Corporation
Notes to Consolidated Financial Statements
municipalities. Management expects that the securities would not be settled at a price less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2006.
     Unrealized losses on securities outstanding less than twelve months at December 31, 2006 were also caused by interest rate increases. These securities are guaranteed by government agencies and state municipalities and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2006.
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$156,852	$(2,110)	$101,168	$(2,639)	$258,020	$(4,749)
Real estate mortgage investment conduits	12,210	(346)	35,151	(2,090)	47,361	(2,436)
Tax exempt securities	107,089	(1,209)	49,657	(1,586)	156,746	(2,795)
Total available for sale securities	$276,151	$(3,665)	$185,976	$(6,315)	$462,127	$(9,980)

     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
December 31, 2006 (1) (2) (3)	Cost	Value
Due within one year	$997	$996
Due after one year, but within five years	13,918	13,419
Due after five years, but within ten years	177,737	177,379
Due after ten years	370.885	367,069
Total	$563,537	$558,863

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.

(3)	Amounts include $163 million of callable tax exempt securities with call dates ranging from 2008 to 2014.
The components of securities activities, net were (in thousands):

	For the Years Ended December 31
	2006	2005	2004
Gross gains on securities activities	$10,137	$917	$7,162
Realized gross losses on securities activities	(168)	(18)	—
Unrealized gains on derivative transactions	—	12	36
Realized losses on derivative transactions	(156)	(6)	—
Securities activities, net	$9,813	$905	$7,198

     Proceeds from sales of securities available for sale were $70.3 million, $127.9 million and $99.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.
     During the year ended December 31, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B

BFC Financial Corporation
Notes to Consolidated Financial Statements
Common Stock for their interest in MasterCard. BankAtlantic received $458,000 in cash and 25,587 shares of MasterCard’s Class B Common Stock. The $458,000 cash proceeds were reflected in the Company’s Consolidated Statement of Operations in Financial Services other income. The Class B Common Stock received was accounted for as a nonmonetary transaction and recorded at historical cost.
     The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of shareholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2006	2005	2004
Change in other comprehensive income (loss) on securities available for sale	$1,076	$(711)	$195
Income tax provision (benefit)	415	(274)	79
Change in shareholders’ equity from net unrealized gains (losses) on securities available for sale, net of tax	$661	$(437)	$116

     The components of accumulated other comprehensive loss included in stockholders’ equity was as follows (in thousands):

	December 31,
	2006	2005
Unrealized gains on securities	$1,802	$1,144
Unrecognized losses from defined benefit pension plan	(597)	—
Unrealized gain associated with investment in unconsolidated affiliates	247	168
Minimum pension liability	—	(786)
Accumulated other comprehensive income	$1,451	$525

7. Investment Securities Held-to-Maturity and Certain Equity Securities
The following tables summarize investment securities held–to-maturity (in thousands):

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Tax-exempt securities (2), (3)	$200,182	$962	$338	$200,806
Equity securities (1)	27,026	1,714	—	28,740
	$227,208	$2,676	$338	$229,546

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Tax-exempt securities (2)	$193,918	$313	$1,428	$192,803
Equity securities (1)	27,324	793	—	28,117
	$221,242	$1,106	$1,428	$220,920

(1)	Equity securities consist of equity instruments purchased through private placements which do not have readily determinable fair values and are accounted for at historical cost adjusted for other-than-temporary declines in value, as well as BFC’s Benihana convertible preferred stock investment of approximately $20.0 million at December 31, 2006 and 2005 (see Note 9).

(2)	Tax exempt securities consist of municipal bonds.

(3)	Amounts include $196.6 million of callable tax exempt securities with call dates ranging from 2007 to 2016.

BFC Financial Corporation
Notes to Consolidated Financial Statements

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
As of December 31,2006
Tax exempt securities	$47,603	$(202)	$12,354	$(136)	$59,957	$(338)

As of December 31, 2005
Tax exempt securities	$116,393	$(1,132)	$11,982	$(296)	$128,375	$(1,428)

     Unrealized losses on securities outstanding greater than twelve months at December 31, 2006 were caused by interest rate increases. The cash flows of these securities are guaranteed by state municipalities. Management expects that the securities would not be settled at a price less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2006.
     Unrealized losses on securities outstanding less than twelve months at December 31, 2005 were also caused by interest rate increases. These securities are guaranteed by state municipalities. Since the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2005.
The scheduled maturities of debt securities based on contractual maturities at December 31, 2006 were (in thousands):

		Estimated
	Amortized	Fair
	Cost	Value
Due after five years, but within ten years	$9,057	$9,066
Due after ten years	191,125	191,740
Total	$200,182	$200,806

8. Tax Certificates
     The following table summarizes tax certificates (in thousands):

	December 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Tax certificates (1)(2) — Net of allowance of $3,699 in 2006 and $3,271 in 2005	$195,391	$195,391	$163,726	$163,726

(1)	Management considers the estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market value.

(2)	Based on historical repayment experience, the majority of tax certificates are redeemed in two years or less.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Balance, beginning of period	$3,271	$3,297	$2,870

Charge-offs	(295)	(979)	(491)
Recoveries	423	603	918

Net recoveries (charge-offs)	128	(376)	427

Provision charged to operations	300	350	—

Balance, end of period	$3,699	$3,271	$3,297

9. Benihana Convertible Preferred Stock Investment
     Benihana has operated teppanyaki-style restaurants in the United States for more than 42 years and has exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. Benihana is a NASDAQ-listed company with two listed classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). John E. Abdo, Vice Chairman of the Company’s Board of Directors, is a member of Benihana’s Board of Directors. Further, Darwin Dornbush, a member of Levitt’s Board of Directors is a director and corporate secretary of Benihana.
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock if converted would represent approximately 26% of Benihana voting and 10% of Benihana economic interest. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.
     The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana Inc., to purchase an aggregate of 800,000 shares of Series B Convertible Preferred Stock for $25.00 per share. On July 1, 2004, the Company funded the first tranche of Convertible Preferred Stock in the amount of $10.0 million for the purchase of 400,000 shares and on August 4, 2005 the Company purchased the remaining 400,000 shares of Convertible Preferred Stock in the amount of $10.0 million. The shares of Convertible Preferred Stock are convertible into Benihana Common Stock at a conversion price of $19.00 per share, subject to adjustment from time to time upon certain defined events. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited period beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $38.00 for sixty consecutive trading days. At December 29, 2006, BNHN close price was $31.60 per share. The market value of the Convertible Preferred Stock on an if converted basis at December 31, 2006 would have been approximately $33.3 million.

BSF Financial Corporation
Notes to Consolldated Financial Statements
10. Loans Receivable and Loans Held for Sale
The loan portfolio consisted of the following components (in thousands) :

	December 31,	December 31,
	2006	2005
Real estate loans:
Residential	$2,158,506	$2,043,055
Construction and development	859,556	1,339,576
Commercial	1,071,287	1,066,598
Small business	186,833	151,924
Other loans:
Home equity	562,318	513,813
Commercial business	157,109	87,599
Small business — non-mortgage	98,225	83,429
Consumer loans	17,406	21,469
Deposit overdrafts	8,440	5,694
Other loans	425	2,071

Total gross loans	5,120,105	5,315,228
Adjustments:
Undisbursed portion of loans in process	(482,842)	(649,296)
Premiums related to purchased loans	2,180	5,566
Deferred fees, net	(874)	(3,231)
Deferred profit on commercial real estate loans	(204)	(231)
Allowance for loan and lease losses	(44,173)	(41,830)

Loans receivable – net	$4,594,192	$4,626,206

Loans held for sale	$9,313	$2,538

BankAtlantic’s loan portfolio had the following geographic concentration at December 31, 2006:

Florida	56%
Eastern U.S.A.	23%
Western U.S.A.	16%
Central U.S.A	5%

100%

     Loans held for sale at December 31, 2006 and 2005 consisted of $2.5 million and $686,000, respectively, of loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) designated as held for sale and $6.8 million and $1.9 million, respectively, of loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter.

BSF Financial Corporation
Notes to Consolldated Financial Statements
Allowance for Loan Losses (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Balance, beginning of period	$41,830	$47,082	$46,667

Loans charged-off	(8,905)	(2,694)	(4,076)
Recoveries of loans previously charged-off	2,674	4,057	9,600

Net recoveries (charge-offs)	(6,231)	1,363	5,524

Net provision (recovery) of loan losses	8,574	(6,615)	(5,109)

Balance, end of period	$44,173	$41,830	$47,082

     The following summarizes impaired loans (in thousands):

	December 31, 2006		December 31, 2005
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$325	$162	$386	$193
Impaired loans without specific valuation allowances	10,319	—	6,878	—

Total	$10,644	$162	$7,264	$193

     The average gross recorded investment in impaired loans was $13.6 million, $6.8 million and $10.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Contracted interest income	$2,715	$343	$464
Interest income recognized	(2,203)	(192)	(192)

Foregone interest income	$512	$151	$272

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

BFC Financial Corporation
Notes to Consolidated Financial Statements
Non-performing assets (in thousands):

	December 31,
	2006	2005	2004
Non-accrual — tax certificates	$632	$388	$381

Non-accrual – loans
Residential	2,629	5,981	5,538
Commercial real estate and business	—	340	340
Small business	244	9	88
Lease financing	—	—	727
Consumer	1,563	471	1,210

Total non-accrual loans	4,436	6,801	7,903

Real estate owned	21,747	967	692

Total non-performing assets	$26,815	$8,156	$8,976

Other potential problem loans (in thousands):

	December 31,
	2006	2005	2004
Performing impaired loans, net of specific allowances	$162	$193	$320
Restructured loans	—	77	24

Total potential problem loans	$162	$270	$344

          Performing impaired loans are impaired loans which are still accruing interest. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. There were no commitments to lend additional funds on non-performing and potential problem loans.
Foreclosed asset activity in Financial Services other expenses includes the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(215)	$(75)	$(137)
Provisions for losses on REO	(9)	—	(5)
Net gains on sales	1,443	1,840	694

Total income from real estate acquired	$1,219	$1,765	$552

11. Accrued Interest Receivable
          Accrued interest receivable consisted of (in thousands):

	December 31,
	2006	2005
Loans receivable	$29,604	$26,113
Investment securities and tax certificates	13,128	10,929
Securities available for sale	4,944	4,454

Accrued interest receivable	$47,676	$41,496

BFC Financial Corporation
Notes to Consolidated Financial Statements
12.	Properties and Equipment
          Properties and equipment was comprised of (in thousands):

	December 31,
	2006	2005
Land, buildings and improvements	$250,504	$150,188
Furniture and equipment	113,110	91,146
Water irrigation facilities	6,588	7,150

Total	370,202	248,484
Less accumulated depreciation	71,689	57,624

Properties and equipment, net	$298,513	$190,860

          During the year ended December 31, 2005, BankAtlantic opened its new Corporate Center, which serves as BankAtlantic Bancorp’s, and the Company’s corporate headquarters. As a result of the relocation of the corporate headquarter and the expected demolition of the former corporate headquarter building, an impairment charge for $3.7 million was recorded during the year ended December 31, 2005. The building and equipment were previously included in the Financial Services segment.
          BankAtlantic Bancorp’s depreciation expense was $16.0 million, $11.6 million and $9.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in Financial Services occupancy and equipment expenses. Also included in depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2.6 million, $2.1 million and $1.6 million, respectively, of software cost amortization. BankAtlantic Bancorp’s unamortized software costs at December 31, 2006 and 2005 was $6.4 million and $6.1 million, respectively. Levitt’s depreciation expense was $2.6 million, $1.6 million and $748,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in Homebuilding & Real Estate Development selling, general and administrative expenses in the consolidated statements of operations.
          During the year ended December 31, 2006, BankAtlantic completed an exchange of branch facilities with a financial institution. The transaction was a real estate for real estate exchange with no cash payments involved. The transaction was accounted for at the fair value of the branch facility transferred and BankAtlantic recognized a $1.8 million gain in connection with the exchange.
13.	Real Estate Held for Development and Sale
          Real estate held for development and sale consisted of the following (in thousands):

	December 31,
	2006	2005
Land and land development costs	$579,256	$467,747
Construction costs	180,005	120,830
Capitalized interest and other costs	88,231	44,020

Total	$847,492	$632,597

          Real estate held for development and sale consisted of the combined real estate assets of Levitt and its subsidiaries as well as real estate inventory of a joint venture (“Riverclub”) in which BankAtlantic Bancorp was the primary beneficiary. The joint venture was a variable interest entity that was consolidated in the Company’s financial statements. In January 2007, BankAtlantic’s joint venture partner withdrew from the venture and its interest was canceled. As a result, BankAtlantic is the sole participant in the venture and is managing the development. Also included in other real estate held for development and sale is BFC’s unsold land at the commercial development known as Center Port in Pompano Beach, Florida.
          Levitt’s homebuilding division has experienced lower than expected margins during the last six months of 2006 and is also experiencing a downward trend in the number of net orders. In the second quarter of 2006, Levitt recorded goodwill and inventory impairment charges related to the Tennessee operations. The profitability and estimated cash flows of the

BFC Financial Corporation
Notes to Consolidated Financial Statements
Tennessee operations declined to a point where the carrying value of the assets exceeded their market value resulting in a write-off of goodwill. The Tennessee operations have also delivered lower than expected margins. In the second quarter of 2006, key management personnel left the Tennessee operations and it faced increased start-up costs in the Nashville market. Levitt also experienced a downward trend in home deliveries in the Tennessee operations during the second quarter and as a result of these factors an impairment charge was recorded in the amount of approximately $4.7 million. In the fourth quarter of 2006, Levitt recorded additional impairments in Florida and Tennessee due to the continued downward trend in these homebuilding markets. During the year ended December 31, 2006, Levitt recorded $36.8 million of impairment charges which included $34.3 million of homebuilding inventory impairment charges and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that Levitt does not intend to purchase. The impairment charges of $36.8 million are included in cost of sales in the consolidated statements of operations. Projections of future cash flows were discounted and used to determine the estimated impairment charge. In 2004 and 2005, fair market value was based on the sales prices of similar real estate inventory and the reviews resulted in no impairment.
14.	Investments in Unconsolidated Affiliates
          The consolidated statements of financial condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	December 31,
	2006	2005
Investment in Bluegreen Corporation	$107,063	$95,828
Investments in joint ventures	6,983	4,749
BankAtlantic Bancorp investment in statutory business trusts	7,910	7,910
Levitt investment in statutory business trusts	2,565	1,637

	$124,521	$110,124

          The consolidated statements of operations include the following amounts for equity (loss) earnings from unconsolidated affiliates (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Equity in Bluegreen earnings	$9,684	$12,714	$13,068
Equity in joint ventures (loss) earnings	(416)	69	6,050
Earnings from statutory trusts	1,667	621	485

	$10,935	$13,404	$19,603

          Investments in unconsolidated affiliates consisted of Levitt’s investment in Bluegreen, Levitt’s investments in real estate joint ventures and statutory business trusts that were formed solely to issue trust preferred securities; BankAtlantic Bancorp’s investment in a rental real estate joint venture and eleven statutory business trusts that were formed to issue trust preferred securities.
          During the years ended December 31, 2006 and 2005, BankAtlantic Bancorp invested in income producing real estate joint ventures. The business purpose of these joint ventures is to manage certain rental property with the intent to sell the property in the foreseeable future. BankAtlantic Bancorp receives a preferred return ranging from 8% to 10% on its investment and 35% to 50% of any profits after return of BankAtlantic Bancorp’s investment and the preferred return.
Investment in Bluegreen
          Levitt owns approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The investment in Bluegreen is accounted under the equity

BFC Financial Corporation
Notes to Consolidated Financial Statements
method of accounting. The cost of the Bluegreen investment is adjusted to recognize Levitt’s interest in Bluegreen’s earnings or losses. The difference between a) the Levitt’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Levitt’s equity in earnings of Bluegreen as reflected in the financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock and to the cumulative adjustment discussed below. Bluegreen issued approximately 4.1 million shares of common stock during 2004 in connection with the call for redemption of $34.1 million of its 8.25% Convertible Subordinated Debentures (the “Debentures”). In addition, during the year ended December 31, 2004, approximately 1.2 million shares of Bluegreen common stock was issued upon the exercise of stock options. The issuance of these approximately 5.3 million shares reduced Levitt’s ownership interest in Bluegreen from 38% to 31%. Levitt’s investment in Bluegreen was reduced by approximately $2.9 million primarily to reflect the dilutive effect of these transactions.
          In connection with the securitization of certain of its receivables in December 2005, Bluegreen undertook a review of the prior accounting treatment and determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2003 and 2004 due to certain misapplications of GAAP in the accounting for sales of Bluegreen’s vacation ownership notes receivable and other related matters. The Company recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction in Levitt’s earnings from Bluegreen and a $1.1 million increase in Levitt’s pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction in the investment in Bluegreen.
          Effective January 1, 2006, Bluegreen adopted Statement of Position 04-02 “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-02”), which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006 which reduced the equity earnings in Bluegreen by approximately $1.4 million and increased the Company’s net loss by approximately $86,000, net of income tax and noncontrolling interest, for the same period.
          Bluegreen’s condensed consolidated financial statements are presented below (in thousands):
Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2006	2005
Total assets	$854,212	$694,243

Total liabilities	486,487	371,069
Minority interest	14,702	9,508
Total shareholders’ equity	353,023	313,666

Total liabilities and shareholders’ equity	$854,212	$694,243

Condensed Consolidated Statements of Income
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Revenues and other income	$673,373	$684,156	$630,728
Cost and other expenses	610,882	603,624	557,462

Income before minority interest and provision for income taxes	62,491	80,532	73,266
Minority interest	7,319	4,839	4,065

Income before provision for income taxes	55,172	75,693	69,201
Provision for income taxes	(20,861)	(29,142)	(26,642)

Income before cumulative effect of change in accounting principle	34,311	46,551	42,559
Cumulative effect of change in accounting principle, net of tax	(5,678)	—	—
Minority interest in cumulative effect of change in accounting principle	1,184	—	—

Net income	$29,817	$46,551	$42,559

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp Investment in Statutory Business Trusts
          BankAtlantic Bancorp’s statutory business trusts’ Condensed Combined Statements of Financial Condition as of December 31, 2006 and 2005 and Condensed Combined Statements of Operation for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	December 31,
Statement of Financial Condition	2006	2005
Junior subordinated debentures	$263,266	$263,266
Other assets	918	820

Total Assets	$264,184	$264,086

Trust preferred securities	$255,375	$255,375
Other liabilities	899	801

Total Liabilities	256,274	256,176

Common securities	7,910	7,910

Total Liabilities and Equity	$264,184	$264,086

	For the Years Ended
	December 31,
Statement of Operations	2006	2005	2004
Interest income from subordinated debentures	$20,913	$18,538	$16,161
Interest expense	(20,286)	(17,982)	(15,676)

Net income	$627	$556	$485

          For the years ended December 31, 2006, 2005 and 2004 BankAtlantic Bancorp received dividends from unconsolidated affiliates of $1.0 million, $621,000 and $485,000, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
15.	Deposits
          The weighted average nominal interest rate payable on deposit accounts at December 31, 2006 and 2005 was 2.40 % and 1.26%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Interest free checking	$995,920	25.75%	$1,019,949	27.18%
Insured money fund savings
2.30% at December 31, 2006,
1.76% at December 31, 2005,	677,642	17.52	846,441	22.56
NOW accounts
1.10% at December 31, 2006,
0.50% at December 31, 2005,	779,383	20.16	755,708	20.14
Savings accounts
1.10% at December 31, 2006,
0.46% at December 31, 2005,	465,172	12.03	313,889	8.36

Total non-certificate accounts	2,918,117	75.46	2,935,987	78.24

Certificate accounts:
Less than 2.00%	11,923	0.31	20,546	0.55
2.01% to 3.00%	16,425	0.43	181,589	4.84
3.01% to 4.00%	174,165	4.50	475,750	12.67
4.01% to 5.00%	278,934	7.21	130,288	3.47
5.01% to 6.00%	459,046	11.87	4,767	0.13
6.01% to 7.00%	2,691	0.07	—	—

Total certificate accounts	943,184	24.39	812,940	21.66

Total deposit accounts	3,861,301	99.85	3,748,927	99.90
Premium on brokered deposits	(7)	—	(35)	—
Interest earned not credited to deposit accounts	5,742	0.15	3,784	0.10

Total	$3,867,036	100.00%	$3,752,676	100.00%

Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Money fund savings and NOW accounts	$20,413	$16,592	$10,860
Savings accounts	2,936	909	652
Certificate accounts — below $100,000	23,136	12,676	8,126
Certificate accounts, $100,000 and above	13,048	10,225	8,873
Less early withdrawal penalty	(574)	(318)	(156)

Total	$58,959	$40,084	$28,355

BFC Financial Corporation
Notes to Consolidated Financial Statements
          At December 31, 2006, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ending December 31,
	2007	2008	2009	2010	2011	Thereafter
0.00% to 2.00%	$10,901	$715	$174	$21	$113	$—
2.01% to 3.00%	12,538	2,834	963	89	—	—
3.01% to 4.00%	137,081	22,636	7,846	4,425	2,142	35
4.01% to 5.00%	246,796	18,823	9,118	1,969	2,177	50
5.01% to 6.00%	444,129	13,017	1,172	—	729	—
6.01% and greater	2,658	—	—	—	33

Total	$854,103	$58,025	$19,273	$6,504	$5,194	$85

          Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2006
3 months or less	$101,600
4 to 6 months	100,179
7 to 12 months	101,689
More than 12 months	36,654

Total	$340,122

          Included in deposits at December 31, was (in thousands):

	2006	2005
Brokered deposits	$60,956	$78,296
Public deposits	62,940	63,767

Total institutional deposits	$123,896	$142,063

          Ryan Beck acted as principal dealer in obtaining $10.0 million and $19.7 million of the brokered deposits outstanding as of December 31, 2006 and 2005, respectively. BankAtlantic has various relationships for obtaining brokered deposits which provide for an alternative source of borrowings, when and if needed.

BFC Financial Corporation
Notes to Consolidated Financial Statements
16.	Advances from Federal Home Loan Bank
Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

Maturity Date		December 31
Ending December 31,	Interest Rate	2006
2007	5.32% to 5.34%	$75,000
2008	5.14% to 5.67%	15,000
2010	5.84% to 6.34%	32,000

Total fixed rate advances		122,000

2007	5.34% to 5.40%	1,370,000
2008	5.33%	25,000

Total adjustable rate advances		1,395,000

Purchase accounting fair value adjustments		58

Total FHLB advances		$1,517,058

Average cost during period		5.25%

Average cost end of period		5.36%

          At December 31, 2006, $2.3 billion of 1-4 family residential loans, $188.1 million of commercial real estate loans and $551.5 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.
          BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years.
          During the year ended December 31, 2006, BankAtlantic incurred prepayment penalties of $1.5 million upon the repayment of $384 million of advances and recorded a gain of $1.5 million upon the repayment of $100 million of advances. BankAtlantic incurred no penalty or premium upon the repayment of $100 million of flipper advances. During the year ended December 31, 2004, BankAtlantic prepaid $108 million of fixed rate FHLB advances incurring prepayment penalties of $11.7 million.
17.	Federal Funds Purchased and Treasury Borrowings
          BankAtlantic established $557.9 million of lines of credit with other banking institutions for the purchase of federal funds. BankAtlantic also participates in a treasury tax and loan program with the Department of Treasury (the “Treasury”). Under this program, the Treasury, at its option, can invest up to $50 million with BankAtlantic at a federal funds rate less 25 basis points. At December 31, 2006 and 2005, the outstanding balance under this program was $7.0 million and $24.7 million, respectively. BankAtlantic has pledged $6.6 million of securities available for sale as collateral for these borrowings.
          As of December 31, 2006, BankAtlantic pledged $7.8 million of consumer loans to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential advances of $6.2 million. The FRB line of credit has not yet been utilized by the Company.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table provides information on federal funds purchased and Treasury borrowings at December 31, (dollars in thousands):

	2006	2005	2004
Ending balance	$32,026	$139,475	$105,000
Maximum outstanding at any month-end within period	$266,237	$181,065	$105,000
Average amount outstanding during period	$176,237	$124,605	$47,661
Average cost during period	5.17%	3.42%	2.47%
18. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions whereby the Company sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale and investment securities held-to-maturity. Customer repurchase agreements are not insured by the FDIC. At December 31, 2006 and 2005, the outstanding balances of customer repurchase agreements were $101.9 million and $116.0 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2006 and 2005.
     BankAtlantic’s outstanding balance of customer repurchase agreements includes transactions with Levitt and BFC in the aggregate of $5.5 million and $6.2 million as of December 31, 2006 and 2005, respectively. Interest expense in connection with Levitt’s and BFC’s deposits was approximately $479,000 and $348,000 for the year ended December 31, 2006 and 2005, respectively. These transactions have the same terms as other BankAtlantic repurchase agreements and were eliminated in the Company’s Consolidated Financial Statements.
     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Maximum borrowing at any month-end within the period	$202,607	$287,088	$374,824
Average borrowing during the period	$123,944	$185,111	$189,398
Average interest cost during the period	4.83%	2.88%	1.26%
Average interest cost at end of the period	5.17%	4.10%	2.16%
     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2006 (1)
Mortgage-backed securities	$65,313	$64,856	$60,277	5.17%
REMIC	40,919	38,851	36,108	5.17

Total	$106,232	$103,707	$96,385	5.17%

December 31, 2005 (1)
Mortgage-backed securities	$84,023	$83,376	$77,229	4.10%
REMIC	37,241	35,151	32,559	4.10

Total	$121,264	$118,527	$109,788	4.10%

(1)	At December 31, 2006 and 2005, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     All repurchase agreements existing at December 31, 2006 matured and were repaid in January 2007. These securities were held by unrelated broker dealers.
19.	Subordinated Debentures, Notes and Bonds Payable, Secured Borrowings, Junior Subordinated Debentures and Other Liabilities
     The following subordinated debentures, notes and bonds payable were outstanding at December 31, 2006 and 2005 (dollars in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2006	2005	Rate	Date
BFC borrowings
Revolving Line of Credit	Various	$—	$—	LIBOR +2.80	June 15, 2007
Mortgage payable	Various	50	69	6.00%	June 2009

Total BFC borrowings		$50	$69

BankAtlantic borrowings
Subordinated debentures (1)	10/29/2002	$22,000	$22,000	LIBOR + 3.45%	November 7, 2012
Mortgage-backed bond	3/22/2002	7,923	8,973	(2)	September 30, 2013
Development notes	3/22/2002	—	7,651	Prime + 1.00%	August 26, 2006
Development notes	3/22/2002	—	468	Prime + .75%	May 1, 2006

		$29,923	$39,092

BankAtlantic secured borrowings	Various	—	138,270	Floating	Various

Total BankAtlantic borrowings		$29,923	$177,362

Levitt Borrowings

Homebuilding- mortgage notes payable	Various	$55,307	$114,687	From Prime - 0.50% to Prime + 0.50%	Range from March 2007 to September 2009
Homebuilding mortgage notes payable due to BankAtlantic	Various	—	223	Prime	March 2006

Borrowing base facilities		348,600	143,100	From LIBOR + 2.00% to LIBOR + 2.40%	Range from August 2009 to January 2010

Land acquisition mortgage notes payable		66,932	48,936	From Fixed 6.88% to LIBOR + 2.80%	Range from June 2011 to October 2019

Construction mortgage notes payable		28,884	13,012	From LIBOR + 1.70% to LIBOR + 2.00%	Range from May 2007 to June 2009

Land acquisition and construction mortgage notes payable		1,641	3,875	LIBOR + 2.75%	September 2007
Mortgage notes payable		12,197	12,374	Fixed 5.47%	April 2015

Subordinated investment notes		2,489	3,132	Fixed from 8.00% to 8.75%	Range from December 2006 to February 2008
Promissory note payable		437	—	Fixed 2.44%	July 2009

Other borrowings		164	7	Fixed from 5.99% to 7.48%	Range from April 2007 to August 2011
Line of credit		14,000	14,500	Prime	September 2007

Total Levitt borrowings		$530,651	$353,846

Inter-Company borrowings eliminated (3)		—	(223)

Total		$560,624	$531,054

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

(3)	Loans between Levitt and BankAtlantic were eliminated in consolidation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BankAtlantic Bancorp and Levitt had the following junior subordinated debentures outstanding at December 31, 2006 (in thousands):

		December 31,				Beginning
		2006	2005			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate	Date	Date
Subordinated Debentures Trust II	03/05/2002	$57,088	$57,088	8.50%	03/31/2032	03/31/2007
Subordinated Debentures Trust III	06/26/2002	25,774	25,774	LIBOR + 3.45%	06/26/2032	06/26/2007
Subordinated Debentures Trust IV	09/26/2002	25,774	25,774	LIBOR + 3.40%	09/26/2032	09/26/2007
Subordinated Debentures Trust V	09/27/2002	10,310	10,310	LIBOR + 3.40%	09/30/2032	09/27/2007
Subordinated Debentures Trust VI	12/10/2002	15,450	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
Subordinated Debentures Trust VII	12/19/2002	25,774	25,774	LIBOR + 3.25%	12/19/2032	12/19/2007
Subordinated Debentures Trust VIII	12/19/2002	15,464	15,464	LIBOR + 3.35%	01/07/2033	12/19/2007
Subordinated Debentures Trust IX	12/19/2002	10,310	10,310	LIBOR + 3.35%	01/07/2033	12/19/2007
Subordinated Debentures Trust X	03/26/2003	51,548	51,548	6.40% (2)	03/26/2033	03/26/2008
Subordinated Debentures Trust XI	04/10/2003	10,310	10,310	6.45% (2)	04/24/2033	04/24/2008
Subordinated Debentures Trust XII	03/27/2003	15,464	15,464	6.65% (2)	04/07/2033	04/07/2008

Total BankAtlantic Bancorp (1)		263,266	263,266

Unsecured junior subordinated debentures — Levitt Capital Trust I (“LCT I”) (2)	03/15/2005	23,196	23,196	From fixed 8.11% to LIBOR + 3.85%	03/01/2035	3/15/2010

Unsecured junior subordinated debentures — Levitt Capital Trust II (“LCT II”) (2) and	05/04/2005	30,928	30,928	From fixed 8.09% to LIBOR + 3.80%	06/30/2035	05/04/2010

Unsecured junior subordinated debentures — Levitt Capital Trust III (“LCT III”) (2)	06/01/2006	15,464	—	From fixed 9.25% to LIBOR + 3.80%	06/30/2036	06/30/2011

Unsecured junior subordinated debentures — Levitt Capital Trust IV (“LCTIV”) (2)	07/18/2006	15,464	—	From fixed 9.35% to LIBOR + 3.80%	09/30/2036	09/30/2011

Total Levitt		85,052	54,124

Total Junior Subordinated Debentures		$348,318	$317,390

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	Adjusts to floating LIBOR rate five years from the issue date.
     Annual maturities of Junior Subordinated Debentures and other debt outstanding at December 31, 2006 are as follows (in thousands):

Year ended December 31,	Amount
2007	$46,036
2008	25,953
2009	278,419
2010	100,568
2011	46,138
Thereafter	411,828

$908,942

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
BankAtlantic Bancorp Revolving Credit Facilities
     BankAtlantic Bancorp has established revolving credit facilities aggregating $30 million with two independent financial institutions. The credit facilities contain customary financial covenants relating to regulatory capital, debt service coverage and the maintenance of certain loan loss reserves. These facilities are secured by the common stock of BankAtlantic. As of December 31, 2006, BankAtlantic Bancorp was in compliance with all covenants contained in the facilities. BankAtlantic Bancorp had no outstanding borrowings under these credit facilities at December 31, 2006 and 2005.
BankAtlantic
     BankAtlantic assumed a $15.9 million mortgage-backed bond in connection with a financial institution acquisition during 2002. The mortgage-backed bond had an outstanding balance of $7.9 million and $9.0 million at December 31, 2006 and 2005, respectively. BankAtlantic pledged $13.2 million of residential loans as collateral for this bond at December 31, 2006.
     In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The subordinated debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a price based upon then-prevailing market interest rates. The net proceeds have been used by BankAtlantic for general corporate purposes. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures currently qualify for inclusion in BankAtlantic’s total risk based capital.
     Development notes were secured by construction of specific homes associated with a real estate development and were paid-in-full during the year ended December 31, 2006.
     BankAtlantic has entered into loan participation agreements in order to fund large balance loans and to limit its credit risk to one borrower. These agreements require other lenders to fund a portion of the loans on a non-recourse basis and BankAtlantic continues to service the loan. The other lenders may or may not have the right to sell, transfer or pledge their participation during the life of the contract. In accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” loan participation arrangements that satisfy various criteria which include giving the participant the right to sell, transfer or pledge its participation are accounted for as loan sales. Loan participation arrangements that limit the participants’ ability to sell, transfer or pledge the participation are accounted for as secured borrowings. Effective April 1, 2006, the loan participation agreements were amended which resulted in the affected loan participations being accounted for as sales with a corresponding reduction in secured borrowings. There were no loan participations accounted for as secured borrowings as of December 31, 2006.

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
Levitt Borrowings
     Levitt and Sons has entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. At December 31, 2006 and 2005, the outstanding balance on these loans was $55.3 million and $114.9 million, respectively. As of December 31, 2006 and 2005, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $79.2 million and $147.2 million, respectively. The loans are collateralized by inventory of real estate with net carrying values aggregating $100.4 million and $168.9 million at December 31, 2006 and 2005, respectively. Certain mortgage notes contain provisions for accelerating the payment of principal as individual homes are sold. Certain notes and mortgage notes also provide that events of default may include a change in ownership, management or executive management.
     In 2005, Levitt and Sons entered into revolving credit facilities with third party lenders for borrowings of up to $210.0 million, subject to borrowing base limitations based on the value and type of collateral provided. During 2006, Levitt and Sons entered into a revolving credit facility and amended certain of the existing credit facilities increasing the amount available for borrowings under these facilities to $450.0 million and amended certain of the initial credit agreement’s definitions. Advances under these facilities bear interest, at Levitt and Sons’ option; at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the facility. Accrued interest is due monthly and these lines mature at various dates ranging from 2009 to 2010. As of December 31, 2006, these facilities provided for advances on a revolving loan basis up to a maximum outstanding balance of $357.7 million. The loans are collateralized by mortgages on respective properties including improvements with net carrying values aggregating $483.6 million at December 31, 2006. At December 31, 2006 and 2005, the outstanding balance on these facilities was $348.6 million and $143.1 million, respectively.
     Levitt and Sons has a credit agreement with a financial institution to provide a $15.0 million line of credit. At December 31, 2006, Levitt and Sons had available credit of $1.0 million and had $14.0 million outstanding. The credit facility currently matures September 2007, and is guaranteed by Levitt Corporation. The guarantee is collateralized by Levitt Corporation’s pledge of its membership interest in Levitt and Sons, LLC. On or before June 30th of each calendar year, the financial institution may at its sole discretion offer the option to extend the term of the loan for a one-year period. Levitt has pledged a first priority security interest on Levitt’s equity interest in Levitt and Sons to secure the loan.
     Core Communities notes and mortgage notes payable are collateralized by inventory of real estate and property and equipment with net carrying values aggregating $186.7 million and $129.0 million as of December 31, 2006 and 2005, respectively. Included in these balances is a construction loan with a third party executed in 2006 for up to $60.9 million. The loan accrues interest at 30-day LIBOR plus a spread of 170 basis points and is due and payable on June 26, 2009. At December 31, 2006, Core had $14.1 million outstanding on this loan. On January 23, 2007, this loan was amended for the development of a commercial project. The amendment increased the loan amount to $64.3 million, amended the financial ratio and allowed for principal payments on or before the election to extend the loan such that the resized loan amount would comply with financial ratios in the credit agreement. All other material terms of this credit agreement remain unchanged. In September of 2006, Core entered into credit agreements with a financial institution to provide an additional $40.0 million in financing on an existing credit facility increasing the total maximum outstanding balance to $88.9 million. This facility matures in June 2011. As of December 31, 2006, $37.9 million is outstanding, and the entire $51.0 million remaining under the line is currently available for borrowing based on available collateral.
     Levitt Corporation entered into a mortgage note payable agreement with a financial institution in March 2005 to repay the bridge loan used to temporarily fund Levitt’s purchase of the office building in Fort Lauderdale. This note payable is collateralized by the office building that Levitt currently utilizes as its principal executive offices, which was occupied by Levitt in November 2006. The note payable contains a balloon payment provision of approximately $10.4 million at the maturity date in April 2015.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Inter-company loans to Levitt from BankAtlantic were none at December 31, 2006 and $223,000 at December 31, 2005. There were no inter-company loans to Levitt from BankAtlantic Bancorp in 2006 and 2005. Inter-company loans were eliminated in consolidation.
     Some of Levitt’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These requirements may limit the amount of debt that the subsidiaries can incur in the future and restrict the payment of dividends from Levitt’s subsidiaries to Levitt. At December 31, 2006, Levitt was in compliance with all loan agreement financial requirements and covenants.
     In addition certain of Levitt’s borrowings require repayments of specified amounts upon a sale of portions of the property securing the debt.
     On February 28, 2007, Core Communities of South Carolina, LLC a wholly owned subsidiary of Core Communities, LLC, Levitt’s wholly owned subsidiary entered into a $50 million revolving credit facility for construction financing for the development of the Tradition South Carolina master planned community that is due and payable on February 28, 2009 and is subject to a one year extension upon compliance with the conditions set forth in the agreement. The loan is secured by 1,829 gross acres of land and the related improvements, easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities, LLC. The loan accrues interest at the bank’s Prime Rate and is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants.
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
     In June 2006, Levitt Capital Trust III issued $15.0 million of trust preferred securities to third parties and $464,000 of trust common securities to Levitt and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.25% through June 30, 2011 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2036. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.
     In July 2006, Levitt Capital Trust IV issued $15.0 million of trust preferred securities to third parties and $464,000 of trust common securities to Levitt and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.35% through September 30, 2011 and thereafter at a floating rate of 3.80% over 3- month LIBOR until the scheduled maturity date of September 30, 2036. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier

BFC Financial Corporation
Notes to Consolidated Financial Statements
redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.
Levitt Development Bonds
     In connection with the development of certain projects, community development or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Levitt pays a portion of the revenues, fees, and assessments levied by the districts on the properties Levitt still owns that are benefited by the improvements. Levitt may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. These costs are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     The amount of community development district and improvement district bond obligations issued and outstanding with respect to Levitt’s communities totaled $50.4 million and $81.8 million at December 31, 2006 and 2005, respectively. Bond Obligations at December 31, 2006 mature in 2035.
     In accordance with Emerging Issues Task Force Issue 91-10 (“EITF 91-10”), Accounting for Special Assessments and Tax Increment Financing, Levitt records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.
     At December 31, 2006 and 2005, Levitt recorded no liability associated with outstanding CDD bonds as the assessments were not both fixed and determinable.
BFC Borrowings `
     All mortgages payable and other borrowings are from unaffiliated parties. BFC has a $14.0 million revolving line of credit that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. During September 2006, BFC amended its revolving line of credit promissory note by extending the maturity date to June 15, 2007. As amended, the collateral for this revolving line of credit is 1,716,771 shares of BankAtlantic Bancorp Class A Common Stock. At December 31, 2006 and 2005, no amounts were drawn under this revolving line of credit.
Other Liabilities
     Included in other liabilities at December 31, 2006 and 2005 is approximately $4.8 million representing amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991.

BFC Financial Corporation
Notes to Consolidated Financial Statements
20. Income Taxes
     The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Continuing operations	$(528)	$59,566	$70,920
Discontinued operations	(8,958)	13,205	13,078

Total (benefit) provision for income taxes	$(9,486)	$72,771	$83,998

Continuing operations:
Current:
Federal	$13,511	$45,117	$46,707
State	946	6,198	6,405

	14,457	51,315	53,112

Deferred:
Federal	(13,977)	7,132	16,356
State	(1,008)	1,119	1,452

	(14,985)	8,251	17,808

(Benefit) provision for income taxes	$(528)	$59,566	$70,920

     The Company’s actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2006 (1)		2005 (1)		2004 (1)
Income tax provision at expected federal income tax rate of 35%	$4,263	35.00%	$51,294	35.00%	$60,664	35.00%
Increase (decrease) resulting from:
Taxes related to subsidiaries not consolidated for income tax purposes	1,509	12.39	6,359	4.34	7,066	4.08
Tax-exempt interest income	(5,110)	(41.96)	(5,032)	(3.43)	(1,729)	(1.00)
Provision (benefit) for state taxes, net of federal effect	(938)	(7.70)	4,877	3.33	5,150	2.97
Change in State tax valuation allowance	1,694	13.91	777	0.53	94	0.05
Low income housing tax credits	(721)	(5.92)	(549)	(0.37)	(468)	(0.27)
Goodwill impairment adjustment	458	3.76	—	—	—	—
Non-deductible fines and penalties	—	—	3,500	2.39	—	—
Other – net	(1,683)	(13.82)	(1,660)	(1.13)	143	0.08

(Benefit) provision for income taxes	$(528)	(4.34)%	$59,566	40.66%	$70,920	40.91%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interest.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	Years Ended December 31,
	2006	2005	2004
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	$20,546	$20,234	$21,166
Federal and State net operating loss carryforward	30,191	25,612	22,735
Compensation expensed for books and deferred for tax purposes	13,099	10,225	4,746
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	6,579	5,762	5,948
Write-down of real estate inventory	12,889	—	—
Accumulated other comprehensive income	43	3,466	243
Share based compensation	1,922	—	—
Purchase accounting adjustments from real estate acquisitions	274	399	1,152
Income recognized for tax purposes and deferred for financial statement purposes	6,949	4,426	1,692
Other	4,727	3,240	3,982

Total gross deferred tax assets	97,219	73,364	61,664
Less valuation allowance	5,035	3,341	2,564

Total deferred tax assets	92,184	70,023	59,100

Deferred tax liabilities:
Subsidiaries not consolidated for income tax purposes	55,404	55,302	48,273
Investment in Bluegreen	19,501	15,167	9,282
Deferred loan income	1,956	1,452	1,190
Purchase accounting adjustments for bank acquisitions	1,929	2,219	1,920
Prepaid pension expense	2,438	2,454	2,517
Depreciation for tax greater than book	2,685	665	1,146
Property and equipment	985	1,397	1,132
Securities owned recorded at fair value for books and historical cost for tax purposes	188	931	1,216
Other	1,333	1,128	879

Total gross deferred tax liabilities	86,419	80,715	67,555

Net deferred tax (liability) asset	5,765	(10,692)	(8,455)
Less net deferred tax liability at beginning of period	10,692	8,455	2,895
Acquired net deferred tax asset, net of valuation allowance	—	—	595
Increase (decrease) in deferred tax liability from BFC’s tax effect relating to exercise stock option	—	12	(11,016)
(Decrease) increase in deferred tax liability from subsidiaries other capital transactions	(173)	(189)	3,650
Increase (decrease) in BFC’s accumulated other comprehensive income	580	(262)	(370)
Increase (decrease) in Levitt’s accumulated other comprehensive income	600	981	(1,291)
Increase (decrease) in BankAtlantic Bancorp accumulated other comprehensive income	3,161	(3,451)	(3,903)

Benefit (provision) for deferred income taxes	20,625	(5,145)	(17,895)
Provision (benefit) for deferred income taxes — discontinued operations	(5,640)	(3,106)	87

Benefit (provision) for deferred income taxes — continuing operations	$14,985	$(8,251)	$(17,808)

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Balance, beginning of period	$3,341	$2,564	$2,470
Increase (reduction) in state deferred tax valuation allowance	1,694	777	94

Balance, end of period	$5,035	$3,341	$2,564

     BankAtlantic Bancorp and Levitt are not included in the Company’s consolidated tax return. At December 31, 2006, the Company (excluding BankAtlantic Bancorp and Levitt, which was included in BankAtlantic Bancorp’s 2003 consolidated tax return) had estimated state and federal net operating loss carry forwards as follows (in thousands):

Expiration Year	State	Federal
2007	$4,235	$4,558
2008	2,332	3,322
2011	1,662	1,831
2012	669	984
2021	806	1,422
2022	824	1,515
2023	2,008	3,792
2024	28,059	34,714
2025	4,964	5,797
2026	16,387	18,224

	$61,946	$76,159

     Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered the future reversal of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was required by Levitt in 2006 of approximately $425,000 and BankAtlantic Bancorp of approximately $1.3 million, $777,000 and $94,000 at December 31, 2006, 2005 and 2004, respectively, as it was management’s assessment that, based on available information, it is more likely than not that certain State net operating loss carryforwards (“NOL”) included in the Company’s deferred tax assets will not be realized. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.
     At December 31, 2006, Levitt had NOL’s of $10.0 million for state tax purposes primarily associated with operations in Georgia, South Carolina and Tennessee. Levitt files separate State income tax returns in each these states. Based on current projections Levitt expects Tennessee operations to continue to generate operating losses into the foreseeable future based on current projects and available backlog. As a consequence, management believes that it is more likely than not that the State NOL associated with the Tennessee homebuilding operations will not be realized.
     At December 31, 2006, BankAtlantic Bancorp had State tax NOL’s of $142 million of which $129 million was associated with BankAtlantic Bancorp, Leasing Technology, Inc and Palm River Development Corp. BankAtlantic Bancorp files separate State income tax returns in each State jurisdiction. BankAtlantic Bancorp has incurred taxable losses during the past eight years resulting from its debt obligations. Leasing Technology Inc. has incurred significant losses associated with its lease financing activities and Palm River Development Corp. has incurred continuing taxable losses associated with a real estate development. As a consequence, management believes that it is more likely than not that the State NOL associated with these companies will not be realized. During the year ended December 31, 2006, Ryan Beck’s State NOL carryforward was $12.8 million. The Ryan Beck State NOL carryforward expires in 2021. Management believes that it is more likely than not than Ryan Beck’s State NOL will be realized through future earnings or from proceeds received in connection with the Stifel acquisition.
     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts

BFC Financial Corporation
Notes to Consolidated Financial Statements
which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2006, BankAtlantic Bancorp had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.
21. Stock Based Compensation
     The impact of adopting SFAS 123R on the Company’s consolidated statement of operations for the year ended December 31, 2006, reflected as compensation expense recognized, is as follows (in thousands:)

Pre-tax income before noncontrolling interest	$(7,805)
Benefit from income tax	2,320
Noncontrolling interest	4,315

Decrease to income from continuing operations	(1,170)
Discontinued operations, net of noncontrolling interest and income tax	(52)

Increase to net loss	$(1,222)

Basic loss per share from continuing operations	$(0.04)

Diluted loss per share from continuing operations	$(0.04)

     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	For the Years Ended December 31,
(In thousands, except per share data)	2005	2004
Pro forma net income
Net income available to common shareholders, as reported	$12,024	$13,838
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and noncontrolling interest	51	38
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and noncontrolling interest	(1,168)	(897)

Pro forma net income	$10,907	$12,979

Earnings per share:
Basic as reported	$0.42	$0.57

Basic pro forma	$0.38	$0.54

Diluted as reported	$0.38	$0.47

Diluted pro forma	$0.34	$0.44

     In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified prospective transition method, the prior period cash flow statements were not adjusted to reflect current period presentation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
BFC’s Stock Option Plans and Restricted Stock
     BFC (excluding BankAtlantic Bancorp and Levitt) has stock based compensation plan (the “2005 Incentive Plan”) under which restricted unvested stock, incentive stock options and non-qualifying stock options are awarded to officers, directors and employees. The 2005 Plan provides up to 3,000,000 shares of Class A Common Stock which may be issued through restricted stock awards and upon the exercise of options granted under the 2005 Plan. BFC may grant incentive stock options only to its employees (as defined in the 2005 Plan). BFC may grant non-qualified stock options and restricted stock awards to directors, independent contractors and agents as well as employees.
     BFC also has a stock based compensation plan (“1993 Plan”) which expired in 2004 and no future grants can be made under the 1993 Plan; however, any previously issued options granted under that plan remain effective until either they expire, are forfeited or are exercised. BFC’s 1993 Plan provided for the grant of stock options to purchase shares of BFC’s Class B Common Stock. The 1993 Plan provided for the grant of both incentive stock options and non-qualifying options and the maximum term of the option was ten years.
     Share-based compensation costs are recognized based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeitures rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. BFC based its estimated forfeiture rate of its unvested option at January 1, 2006 on its historical experience.
     Assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 was formulated in accordance with guidance under SFAS 123R and the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that volatility should be based on its Class A Common Stock and derived from historical price volatility using prices for the period after BFC began trading on the NASDAQ National Market through the grant date. The expected term of an option is an estimate as to how long the option will remain outstanding based upon management’s expectation of employee exercise and post-vesting forfeiture behavior. Because there were no recognizable patterns, the simplified guidance in SAB 107 was used to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was estimated to be the midpoint of the vesting term and the contractual term. The estimate of a risk-free interest rate is based on the U.S. Treasury implied yield curve in effect at the time of grant with a remaining term equal to the expected term. BFC has never paid cash dividends and does not currently intend to pay cash dividends, and therefore a 0% dividend yield was assumed.
     The option model used to calculate the fair value of the options granted was the Black-Scholes model, the table below presents the weighted average assumptions used to value options granted to employees and directors.

	Weighted Average
	2006	2005	2004
Volatility	44.22%	41.38%	57.14%
Expected dividends	0%	0%	0%
Expected term (in years)	7.5	7.5	9.5
Risk-free rate	5.01%	4.61%	4.53%

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table sets forth information on outstanding options:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual Term	Intrinsic
	Options	Price	(in years)	Value ($000)

Outstanding at December 31, 2003	8,454,112	$1.54		$—
Exercised	(3,521,419)	0.51		—
Forfeited	—	—		—
Expired	—	—		—
Granted	307,427	8.33		—

Outstanding at December 31, 2004	5,240,120	$2.63	3.80	$—
Exercised	(113,153)	1.53		—
Forfeited	(58,898)	3.74		—
Expired	—	—		—
Granted	231,500	8.92		—

Outstanding at December 31, 2005	5,299,569	$2.92	3.12	$—
Exercised	(3,928,982)	2.32		—
Forfeited	—	—		—
Expired	—	—		—
Granted	236,500	6.36		—

Outstanding at December 31, 2006	1,607,087	$4.88	6.25	$3,875

Exercisable at December 31, 2006	364,527	$2.91	1.95	$1,406

Available for grant at December 31, 2006	2,479,448

     The weighted average grant date fair value of options granted during the years 2006, 2005 and 2004 was $3.54, $4.71, and $5.81, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $13.6 million, $744,000 and $28.7 million, respectively.
     Total unearned compensation cost related to BFC’s unvested stock options was $2.5 million at December 31, 2006. The cost is expected to be recognized over a weighted average period of 2.5 years.
     In 2006, 1,278,985 shares of BFC Class A Common Stock with a fair value of $7.4 million and 1,068,572 shares of BFC Class B Common Stock with a fair value of $5.9 million, respectively, were accepted by BFC as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises. In 2005, BFC received net proceeds of approximately $173,000 upon the exercise of stock options
     In accordance with SFAS 123R, tax benefits are recognized in the financial statements upon actual realization of the related tax benefit. During the year ended December 31, 2006, the BFC Activities segment’s excess tax benefit of approximately $2.9 million was not recognized and will not be recognized until such deductions are utilized to reduce taxes payable.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following is a summary of BFC’s restricted stock activity:

		Weighted
	Restricted	Average
	Stock	Fair Value
Outstanding at December 31, 2004	$—	$—
Granted	22,524	8.88
Vested	(11,262)	6.68
Forfeited	—	—

Outstanding at December 31, 2005	$11,262	$5.52
Granted	30,028	6.66
Vested	(26,276)	6.29
Forfeited	—	—

Outstanding at December 31, 2006	$15,014	$6.65

     BFC recognized approximately $200,000 in compensation cost related to vested restricted stock compensation during each year ended December 31, 2006 and 2005. During July 2006, the Board of Directors granted 30,028 shares of restricted stock under the 2005 Incentive Plan. Restricted stock was granted in Class A Common Stock and vest monthly over the twelve-month service period. The fair value of the 30,028 shares of restricted stock granted on the date of grant was $199,986 and the cost is expected to be recognized over the 12 month service period from July 2006 through June 2007.
BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

	Stock Option Plans
	Maximum	Shares	Class of	Vesting	Type of
	Term	Authorized (3)	Stock	Requirements	Options (2)

1996 Stock Option Plan	10 years	2,246,094	A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A	(1)	NQ
1999 Stock Option Plan	10 years	862,500	A	(1)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	6,000,000	A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option

NQ — Non-qualifying Stock Option

(3)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. During 2005 restricted stock and options available for grant under the 2001 stock option plan were canceled.

(4)	The Plan provides that up to 6,000,000 shares of BankAtlantic Bancorp Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
     BankAtlantic Bancorp formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by SAB 107. As part of this assessment, management determined that the historical volatility of BankAtlantic Bancorp’s stock should be adjusted to reflect the spin-off Levitt on December 31, 2003 because BankAtlantic Bancorp’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed BankAtlantic Bancorp’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that BankAtlantic Bancorp’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management estimates BankAtlantic Bancorp’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of BankAtlantic Bancorp’s historical data. As part of its adoption of SFAS 123R, BankAtlantic Bancorp examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, BankAtlantic Bancorp could not identify any employee population patterns in the exercise of its options. As such, BankAtlantic Bancorp used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term.
     The table below presents the weighted average assumptions used by BankAtlantic Bancorp to value options granted to employees and directors.

	Weighted Average
	2006	2005	2004

Expected volatility	31.00-32.00%	31.00%	41.00%
Volatility	31.44%	31.00%	41.00%
Expected dividends	1.03%	0.76%	0.73%
Expected term (in years)	7.45	7.00	7.00
Risk-free rate	5.19%	4.10%	4.32%

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity:

		Weighted	Weighted Average
	Class A	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual Term	Intrinsic
	Options	Price	(in years)	Value ($000)

Outstanding at December 31, 2003	6,938,220	$4.62		$—
Exercised	(1,461,678)	2.56		—
Forfeited	(77,797)	8.15		—
Expired	—	—		—
Granted	776,100	18.20		—

Outstanding at December 31, 2004	6,174,845	6.79	5.4	$—
Exercised	(923,140)	2.52		—
Forfeited	(71,023)	11.13		—
Expired	—			—
Granted	858,571	18.74		—

Outstanding at December 31, 2005	6,039,253	9.08	5.7	$—
Exercised	(1,459,740)	4.13		—
Forfeited	(259,776)	13.58		—
Expired	(32,100)	9.30		—
Granted	951,268	14.75		—

Outstanding at December 31, 2006	5,238,905	$11.29	6.4	$13,222

Exercisable at December 31, 2006	1,248,778	$4.94	3.05	$11,083

Available for grant at December 31, 2006	4,254,717

     The weighted average grant date fair value of options granted during the years 2006, 2005 and 2004 was $5.99, $7.27, and $8.42, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $14.0 million, $14.2 million and $20.9 million, respectively.
     Total unearned compensation cost related to BankAtlantic Bancorp’s unvested Class A common stock options was $11.2 million at December 31, 2006. The cost is expected to be recognized over a weighted average period of 2.3 years.
     During the years ended December 31, 2006, 2005 and 2004, BankAtlantic Bancorp received net consideration of $6.0 million, $2.3 million and $3.7 million, respectively, from the exercise of stock options. During the years ended December 31, 2006, 2005 and 2004, BankAtlantic Bancorp redeemed 528,896, 260,417 and 268,644 shares of Class A common stock as consideration for the payment of the exercise price of stock options and for the payment of the optionee’s minimum statutory withholding taxes amounting to $7.3 million, $4.7 million and $4.4 million.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following is a summary of BankAtlantic Bancorp’s Class A restricted common share activity:

	BankAtlantic Bancorp	Weighted
	Class A	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2003	183,287	$7.38
Vested	(19,500)	7.17
Forfeited	—	—
Granted	—	—

Outstanding at December 31, 2004	163,787	$7.40
Vested	(40,421)	8.10
Forfeited	—	—
Granted	9,268	18.88

Outstanding at December 31, 2005	132,634	$8.75
Vested	(34,826)	11.12
Forfeited	—	—
Granted	31,389	14.74

Outstanding at December 31, 2006	129,197	$8.79

          As of December 31, 2006, approximately $951,000 of total unrecognized compensation cost was related to unvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 5 years. The fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $579,000, $980,000 and $433,000, respectively.
Levitt Restricted Stock and Stock Option Plan
          On May 11, 2004, Levitt’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan (“Plan”). In March 2006, subject to shareholder approval, the Board of Directors of Levitt approved the amendment and restatement of Levitt’s 2003 Stock Incentive Plan to increase the maximum number of shares of Levitt’s Class A Common Stock, $0.01 par value, that may be issued for restricted stock awards and upon the exercise of options under the plan from 1,500,000 to 3,000,000 shares. Levitt’s shareholders approved the Amended and Restated 2003 Stock Incentive Plan on May 16, 2006.
          The maximum term of options granted under the Plan is 10 years. The vesting period for each grant is established by Levitt’s Compensation Committee of the Board of Directors and for employees is generally five years utilizing cliff vesting and for directors the option awards are immediately vested. Option awards issued to date become exercisable based solely on fulfilling a service condition. Since the inception of the Plan there have been no expired stock options.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of Levitt’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options under the straight-line method.
          The fair value of each option granted was estimated using the following assumptions:

	Year ended	Years ended
	December 31,	December 31, 2005 and
	2006	2004
Expected volatility	37.37%-39.80%	37.99%-50.35%
Expected dividend yield	0.39%-0.61%	0.00%-0.33%
Risk-free interest rate	4.57%-5.06%	4.02%-4.40%
Expected life	5-7.5 years	7.5 years
Forfeiture rate – executives	5%	—
Forfeiture rate – non-executives	10%	—
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
          Levitt’s non-cash stock compensation expense for the year ended December 31, 2006 related to unvested stock options amounted to $3.1 million, with an expected or estimated income tax benefit of $849,000. At December 31, 2006, Levitt had approximately $10.2 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 3.5 years.
     Stock option activity under the Plan for the year ended December 31, 2006 was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$—
Granted	759,655	13.53		—
Exercised	—	—		—
Forfeited	172,650	25.79		—

Options outstanding at December 31, 2006	1,892,181	$20.73	8.33 years	$—

Vested and expected to vest in the future at December 31, 2006	1,558,860	$20.73	8.34 years	$—

Options exercisable at December 31, 2006	99,281	$19.56	8.28 years	$—

Stock available for equity compensation grants at December 31, 2006	1,107,819

BFC Financial Corporation
Notes to Consolidated Financial Statements
     A summary of Levitt’s non-vested shares activity for the years ended December 31, 2005 and 2006 was as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
		Grant Date	Remaining	Value
	Shares	Fair Value	Contractual Term	(in thousands)
Non-vested at December 31, 2005	1,250,000	$13.44	—	—
Grants	759,655	6.44
Vested	44,105	6.33
Forfeited	172,650	12.98		—

Non-vested at December 31, 2006	1,792,900	$10.70	8.28 years	$—

     The following table summarizes Levitt’s stock options activity as of December 31, 2006:

	Options Outstanding		Options Exercisable
		Remaining
Range of	Number of	Contractual Life
Exercise Price	Stock Options	(in years)	Options	Exercise Price
$9.64-$12.85	15,000	9.85	—	—
$12.86-$16.07	658,300	9.46	—	—
$16.08-$19.28	51,605	9.50	44,105	$16.09
$19.29-$22.49	612,100	7.11	45,000	$20.15
$22.50-$25.70	70,750	6.89	—	—
$25.71-$32.13	484,426	8.39	10,176	$31.95

	1,892,181	8.33	99,281	$9.56

          Levitt also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2004, Levitt granted no restricted stock. During the year ended December 31, 2005, Levitt granted 6,887 restricted shares of Class A common stock to non-employee directors under the Plan, having a market price on date of grant of $31.95. During the year ended December 31, 2006, Levitt granted 4,971 restricted shares of Class A common stock to non-employee directors under the Plan, having a market price on date of grant of $16.09. The restricted stock vests monthly over a 12 month period. Levitt’s non-cash stock compensation expense for the year ended December 31, 2006 and 2005 related to restricted stock awards amounted to $150,000 and $110,000, respectively.
          Levitt’s total non- cash stock compensation expense related to stock options and restricted stock awards for the years ended December 31, 2006 and 2005 amounted to $3.3 million and $110,000, respectively. Stock compensation expense is included in selling, general and administrative expenses in the audited consolidated statements of operations.
22. Pension, Profit Sharing Plan, 401(k) Plans and Deferred Retirement Agreement
BFC
BFC Defined Contribution 401(k) Plan
          During 2006, the BFC 401(k) Plan was merged into the BankAtlantic 401(k) Plan. The BankAtlantic 401(k) Plan is a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed 90 days of service and have reached the age of 18 are eligible to participate. Employer match was 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. During the year ended December 31, 2006, the Company’s contributions amounted to $147,000.

BFC Financial Corporation
Notes to Consolidated Financial Statements
BFC Profit Sharing Plan
     The Company had an employee’s profit sharing plan which provided for contributions to a fund of a defined amount, but not to exceed the amount permitted under the Internal Revenue Code as deductible expense. The provision charged to operations was approximately $50,000 for each of the years ended December 31, 2005 and 2004. No contributions were made in 2006.
BFC Deferred Retirement Agreement
     On September 13, 2005 the Company entered into an agreement with the Company’s Chief Financial Officer, pursuant to which the Company has agreed to pay him a monthly retirement benefit of $5,672 beginning January 1, 2010, regardless of his actual retirement date. The monthly payment will continue through his life or until such time as at least 120 monthly payments have been made to him and his beneficiaries. However, as permitted by the agreement, he may elect to choose an available actuarially equivalent form of payment. The Company’s obligation under the agreement is unfunded. In September 2005, the Company recorded the present value of the retirement benefit payment in the amount of $482,444. The Company will recognize monthly the amortization of interest on the retirement benefit as compensation expense. At December 31, 2006 and 2005, the retirement benefit obligation included in other liabilities in the Company’s Consolidated Statements of Financial Condition was approximately $526,000 and $493,000, respectively. The compensation expense of approximately $33,000 and $493,000, for the years ended December 31, 2006 and 2005, respectively, is included in BFC Activities Employee Compensation and Benefits in the Company’s Consolidated Statements of Operations.
BankAtlantic Bancorp
Defined Benefit Pension Plan:
     At December 31, 1998, BankAtlantic froze its defined benefit pension plan (“ the Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested. BankAtlantic is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.
     The following tables set forth the Plan’s funded status and the minimum pension liability at December 31, 2006 and 2005 included in the consolidated statements of financial condition (in thousands):

	December 31,
	2006	2005
Projected benefit obligation at the beginning of the year	$29,381	$26,234
Interest cost	1,624	1,565
Actuarial loss (gain)	(557)	2,361
Benefits paid	(828)	(779)

Projected benefit obligation at end of year	$29,620	$29,381

	December 31,
	2006	2005
Fair value of Plan assets at the beginning of year	$26,151	$25,097
Actual return on Plan assets	3,303	1,833
Employer contribution	—	—
Benefits paid	(828)	(779)

Fair value of Plan assets as of actuarial date	$28,626	$26,151

BFC Financial Corporation
Notes to Consolidated Financial Statements

	December 31,
	2006	2005
Actuarial present value of projected benefit obligation for service rendered to date	$(29,620)	$(29,381)
Plan assets at fair value as of the actuarial date	28,626	26,151

Unfunded accumulated benefit obligation (1)	(994)	(3,230)
Unrecognized net loss from past experience different from that assumed and effects of changes in assumptions	7,315	9,917

Prepaid pension cost (2)	$6,321	$6,687

(1)	The measurement date for the projected benefit obligation was December 31, 2006 and 2005. The unfunded accumulated benefit obligation was recorded in other liabilities in the Company’s consolidated statement of financial condition.

(2)	The prepaid pension cost was reversed into other comprehensive income and a minimum pension liability was recorded for the unfunded accumulated benefit obligation at December 31, 2005.
     For the years ended December 31, 2006 and 2005, a minimum pension liability was recorded in other comprehensive income associated with the unfunded accumulated benefit obligation as follows (in thousands):

	December 31,
	2006	2005
Net periodic pension expense	$367	$163
Change in minimum pension liability	2,236	(2,094)
Change in deferred tax assets	(1,204)	942

Increase (decrease) in BankAtlantic Bancorp other comprehensive income	$1,399	$(989)

     Net pension expense includes the following components (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Interest cost on projected benefit obligation	$1,624	$1,565	$1,508
Expected return on plan assets	(2,190)	(2,100)	(1,998)
Amortization of unrecognized net gains and losses	933	698	723

Net periodic pension expense (1)	$367	$163	$233

(1)	Periodic pension expense is included as an increase in compensation expense.
     The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended
	December 31,
	2006	2005	2004
Weighted average discount rate	5.75%	5.50%	6.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50%
     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds, and the increase in the discount rate at December 31, 2006 reflects higher corporate bond rates at December 31, 2006 compared to corporate bond rates at December 31, 2005. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial

BFC Financial Corporation
Notes to Consolidated Financial Statements
assumptions for each of the three years ended December 31, 2006. BankAtlantic Bancorp did not make any contributions to the Plan during the years ended December 31, 2006 and 2005 nor will it required to contribute to the Plan for the year ending December 31, 2007.
     BankAtlantic Bancorp’s pension plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	Plan Assets
	At December 31,
	2006	2005
Equity securities	74.66%	76.19%
Debt securities	20.87	20.54
Cash	4.47	3.27

Total	100.00%	100.00%

     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2006, 8.7% of the Plan’s assets were invested in the aggressive growth category.
     The Plan’s targeted asset allocation is 75% equity securities, 20% debt securities and 5% cash during the year ended December 31, 2006. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.
     The following benefit payments are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2007	$938
2008	1,008
2009	1,212
2010	1,415
2011	1,433
Years 2012-2016	8,330
Defined Contribution 401(k) Plan:
     The table below outlines the terms of the BankAtlantic Bancorp Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Employee salary contribution limit (1)	$15	$14	$13
Percentage of salary limitation	75%	75%	75%
Total match contribution (2)	$2,461	$2,037	$1,790
Vesting of employer match	Immediate	Immediate	Immediate

BFC Financial Corporation
Notes to Consolidated Financial Statements

(1)	For the 2006, 2005 and 2004 plan year, employees over the age of 50 were entitled to contribute $20,000, $18,000 and $16,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.
Profit Sharing Plan
          At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific performance goals. Included in employee compensation and benefits in the consolidated statement of operations during the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $4.4 million and $5.7 million, respectively, of expenses associated with the plan.
Levitt 401 (K) Plan
          Levitt has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2006, 2005, and 2004, Levitt’s employees participated in the Levitt Corporation Security Plus Plan and Levitt’s contributions amounted to $1.3 million, $1.1 million, and $857,000, respectively.
23. Commitments and Contingencies
          The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under non-cancellable leases with a remaining term of at least one year at December 31, 2006, for the periods shown are as follow (in thousands):

Year Ending December 31,	Amount

2007	$10,953
2008	10,871
2009	9,086
2010	7,365
2011	6,038
Thereafter	52,534

Total	$96,847

	For the Years Ended December 31,
(In thousands)	2006	2005	2004
Rental expense for premises and equipment	$13,037	$8,211	$6,992

     In the normal course of its business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Commitments and Financial instruments with off-balance sheet risk were (in thousands):

	December 31,	December 31,
	2006	2005
BFC Activities
Guaranty agreements	$34,396	$21,660
Financial Services
Commitments to sell fixed rate residential loans	30,696	13,634
Commitments to sell variable rate residential loans	2,921	4,438
Commitments to purchase variable rate residential loans	69,525	6,689
Commitments to originate loans held for sale	26,346	16,220
Commitments to originate loans held to maturity	223,060	311,081
Commitments to extend credit, including the undisbursed portion of loans in process	890,036	1,151,054
Commitments to purchase branch facilities land	11,180	5,334
Standby letters of credit	67,831	67,868
Commercial lines of credit	86,992	119,639
Homebuilding & Real Estate Development
Levitt’s commitments to purchase properties for development	14,200	186,200
BFC Activities
          BFC has entered into guaranty agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. A wholly owned subsidiary of CCC has a one percent non-managing general partner interest in a limited partnership that has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC has guaranteed amounts on two nonrecourse loans. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.4 million, the full amount of the indebtedness. Based on the value of the assets securing the indebtedness, it is reasonably likely that no payment will be required by BFC under the guaranty. As non-managing general partner of the limited partnership and managing member of the limited liability companies, CCC does not control or have the ability to make major decisions without the consent of all partners.
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
          A wholly owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party entered into a joint venture to purchase two commercial properties in Hillsborough County, Tampa, Florida. CCC East Tampa has a 10% interest in the joint venture and is the managing member with an initial contribution of approximately $765,500 and the unaffiliated member has a 90% interest in the joint venture by contributing approximately $6,889,500. In December 2006, the joint venture purchased the commercial properties in the aggregate amount of $29.8 million and in connection with the purchase, BFC and the unaffiliated member each guarantee certain amounts on the nonrecourse loan with a maximum exposure under the guaranty agreement estimated at approximately $5.0 million for BFC and $5.0 million for the unaffiliated member. The BFC guaranty represents approximately twenty-one percent of the current indebtedness of the commercial property. However, based on the assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements. CCC does not control or have the ability to make major decisions without the consent of all partners. CCC East Tampa $765,500 investment is included in other assets in the Company’s Consolidated Statements of Financial Condition.
          Other than these guarantees, the remaining instruments indicated in the table are direct commitments of BankAtlantic Bancorp or Levitt and their subsidiaries.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Financial Services
          Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $80 million of commitments to extend credit at a fixed interest rate and $1.1 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $50.4 million at December 31, 2006. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $17.4 million at December 31, 2006. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2006 was $44,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
          BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $58.2 million and $60.8 million at December 31, 2006 and 2005, respectively.
          As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2006 BankAtlantic was in compliance with this requirement, with an investment of approximately $80.2 million in stock of the FHLB of Atlanta.
          During the year ended December 31, 2004 BankAtlantic identified deficiencies in its compliance with the USA PATRIOT Act, anti-money laundering laws and the Bank Secrecy Act (“AML-BSA”) and cooperated with its regulators and other federal agencies concerning those deficiencies. Management established a $10 million reserve as of December 31, 2005 for fines and penalties from government agencies with respect to these compliance matters and the $10 million fine was paid in April 2006. In connection with the payment of the fine, BankAtlantic entered into a deferred prosecution agreement with the U.S. Department of Justice and simultaneously entered into a cease and desist order with the Office of Thrift Supervision (OTS) and a consent agreement with the Financial Crimes Enforcement Network (FinCEN) relating to deficiencies in its compliance with the Bank Secrecy Act. The Department of Justice deferred prosecution agreement will expire if BankAtlantic complies with the obligations under the deferred prosecution agreement for a period of twelve months. While BankAtlantic believes that it has appropriate policies and procedures in place to maintain full compliance with the terms of the Department of Justice agreement and the OTS order, compliance with the Bank Secrecy Act is inherently difficult and there is no assurance that BankAtlantic will remain in full compliance with the Bank Secrecy Act or the terms of the Department of Justice agreement or the OTS order. Management believes that BankAtlantic is currently in compliance with all AML-BSA laws and regulations.
          Pursuant to the Stifel Financial Corp merger agreement the Company indemnified Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $5 million with a $20 million limitation on the indemnity. The indemnified losses include federal taxes and litigation claims.
Homebuilding & Real Estate Development
          Levitt is obligated to fund homeowner association operating deficits incurred by its communities under development. This obligation ends upon turnover of the association to the residents of the community.
          Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), entered into an advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port

BFC Financial Corporation
Notes to Consolidated Financial Statements
St. Lucie and the naming rights to that complex. Unless otherwise renewed, the agreement terminates on December 31, 2013; provided, however, upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement on or after December 31, 2008. Required cumulative payments under the agreement through December 31, 2013 are approximately $2.3 million.
     Levitt is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. At December 31, 2006, Levitt had a commitment to purchase property for development for an agreed upon price of $14.2 million. The table below summarizes certain information relating to Levitt’s outstanding purchase contracts:

	Purchase	Units/	Expected
	Price	Acres	Closing
		(unaudited)	(unaudited)
Homebuilding Division	$14.2 million	690 Units	2007
          At December 31, 2006, cash deposits of approximately $400,000 secured Levitt’s commitments under these contracts.
          At December 31, 2006 Levitt had outstanding surety bonds and letters of credit of approximately $139.4 million related primarily to its obligations to various governmental entities to construct improvements in Levitt’s various communities. Levitt estimates that approximately $68.6 million of work remains to complete these improvements. Levitt does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
          Levitt entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. The liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Original capital contributions were approximately $585,000. In 2004, Levitt received a distribution that totaled approximately $1.1 million. In January 2006, Levitt received an additional distribution of approximately $138,000. Accordingly, the potential obligation of indemnity after the January 2006 distribution is approximately $664,000.
24. Regulatory Matters
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
          BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder and $250,000 for retirement account holders, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2006, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.
          The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to BankAtlantic Bancorp which are based on an institution’s regulatory capital levels and its net income. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2006, this capital distribution limitation was $85.7 million. During the years ended December 31, 2006, 2005 and 2004 BankAtlantic paid $20 million, $20 million and $15 million, respectively, of dividends to BankAtlantic Bancorp. During the years ended December 31, 2006, 2005 and 2004

BFC Financial Corporation
Notes to Consolidated Financial Statements
BFC received approximately $2.1 million, $1.9 million and $1.8 million, respectively, of dividends from BankAtlantic Bancorp.
          BankAtlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total risk-based capital	$529,497	12.08%	$350,714	8.00%	$438,392	10.00%
Tier I risk-based capital	$460,359	10.50%	$175,357	4.00%	$263,035	6.00%
Tangible capital	$460,359	7.55%	$91,425	1.50%	$91,425	1.50%
Core capital	$460,359	7.55%	$243,799	4.00%	$304,749	5.00%
As of December 31, 2005:
Total risk-based capital	$512,664	11.50%	$356,526	8.00%	$445,657	10.00%
Tier I risk-based capital	$446,419	10.02%	$178,263	4.00%	$267,394	6.00%
Tangible capital	$446,419	7.42%	$90,235	1.50%	$90,235	1.50%
Core capital	$446,419	7.42%	$240,627	4.00%	$300,784	5.00%
25. Legal Proceedings
          On July 2, 2004, Benihana of Tokyo, Inc. a major shareholder of Benihana filed suit against Benihana, Inc., the members of the Benihana Board of Directors and BFC Financial Corporation, seeking to rescind BFC’s transaction with Benihana. Benihana of Tokyo, a major shareholder of Benihana, Inc., claimed the transaction was created for the sole or primary purpose of diluting the stock interest of Benihana of Tokyo. It further claimed that, in light of the relationship of certain members of the Benihana Board with BFC, the Benihana Board breached the fiduciary duties owed to the Benihana shareholders. The Complaint also alleged that through BFC’s Vice-Chairman and a member of Levitt’s Board, both as members of Benihana Board, BFC has aided and abetted in the Board’s breaches of fiduciary duty. On December 8, 2005, the Delaware Court of Chancery rejected all claims asserted by Benihana of Tokyo ruling that Benihana, Inc. and its board of directors fulfilled its fiduciary responsibilities in approving and completing the BFC investment transaction. Thereafter, Benihana of Tokyo filed an appeal with respect to the decision of the Chancery Court and on August 24, 2006, the Delaware Supreme Court issued an opinion affirming the trial court’s ruling in favor of Benihana and its board of directors in all respects.
          On May 26, 2005, a suit was filed in the 9th Judicial Circuit in and for Orange County, Florida against Levitt in Frank Albert, Dorothy Albert, et al. v. Levitt and Sons, LLC, a Florida limited liability company, Levitt Homes, LLC, a Florida limited liability company, Levitt Corporation, a Florida corporation, Levitt Construction Corp. East, a Florida corporation and Levitt and Sons, Inc., a Florida corporation. The suit purports to be a class action on behalf of residents in one of Levitt’s communities in Central Florida. The complaint alleges, among other claims, construction defects and unspecified damages ranging from $50,000 to $400,000 per house. While there is no assurance that Levitt will be successful, Levitt believes it has valid defenses and is engaged in a vigorous defense of the action. The amount of loss related to this matter is estimated to be $320,000 which is recorded in the consolidated statement of financial condition as of December 31, 2006 as an accrued expense.
          On December 12, 2006 Levitt Corporation received a letter from the Internal Revenue Service advising that Levitt and its subsidiaries has been selected for an examination of the tax period ending December 31, 2004. The scope of the examination was not indicated in the letter.
          In the ordinary course of business, the Company and its subsidiaries are parties to other lawsuits as plaintiff or defendant involving its bank operations lending, tax certificates, securities sales, brokerage and underwriting, acquisitions and real estate development activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, believes financial position, results of operations or cash flow will not be materially impacted by the resolution of these matters.

BFC Financial Corporation
Notes to Consolidated Financial Statements
26. Parent Company Financial Information
     The accounting policies of BFC’s Parent Company are generally the same as those described in the summary of significant accounting policies. The Company’s investments in venture partnerships, BankAtlantic Bancorp, Levitt Corporation and wholly-owned subsidiaries in the Parent Company’s financial statements are presented under the equity method of accounting. BFC’s Condensed Statements of Financial Condition at December 31, 2006 and 2005, Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2006 are shown below:
Parent Company Condensed Statements of Financial Condition
(In thousands)

	December 31,
	2006	2005
Assets
Cash and cash equivalents	$17,815	$26,683
Investment securities	2,262	2,034
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	908	950
Investment in BankAtlantic Bancorp, Inc.	113,586	112,218
Investment in Levitt Corporation	57,009	58,111
Investment in and advances to wholly owned subsidiaries	1,525	1,631
Loans receivable	2,157	2,071
Other assets	2,261	960

Total assets	$217,523	$224,658

Liabilities and Shareholders’ Equity

Advances from and negative basis in wholly owned subsidiaries	$1,290	$462
Other liabilities	7,351	7,417
Deferred income taxes	31,297	33,699

Total liabilities	39,938	41,578
Total shareholders’ equity	177,585	183,080

Total liabilities and shareholders’ equity	$217,523	$224,658

Parent Company Condensed Statements of Operations
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$2,232	$1,775	$3,514
Expenses	8,413	14,904	6,717

(Loss) before earnings (loss) from subsidiaries	(6,181)	(13,129)	(3,203)
Equity from earnings in BankAtlantic Bancorp	5,807	9,053	11,817
Equity from (loss) earnings in Levitt	(1,522)	9,125	10,265
Equity from (loss) earnings in other subsidiaries	(658)	6,671	(35)

(Loss) income before income taxes	(2,554)	11,720	18,844
(Benefit) provision for income taxes	(1,857)	4,000	6,826

(Loss) income from continuing operations	(697)	7,720	12,018
Equity in subsidiaries’ discontinued operations, net of tax	(1,524)	5,054	2,212

Net (loss) income	(2,221)	12,774	14,230
5% Preferred Stock dividends	750	750	392

Net (loss) income allocable to common stock	$(2,971)	$12,024	$13,838

(a)	During the year ended December 31, 2005, expenses includes the write-off of wholly-owned subsidiaries’ inter-company advances of approximately $6.6 million, and the equity from earnings in other subsidiaries includes the earnings recognized by BFC’s wholly-owned subsidiaries in connection with this write-off. These inter-company advances were eliminated in consolidation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Parent Company Condensed Statements of Cash Flow
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Operating Activities:
(Loss) income from continuing operations	$(697)	$7,720	$12,018
Discontinued operations, net of tax	(1,524)	5,054	2,212
Cash (used in) provided by in other operating activities	(820)	(12,709)	(18,243)

Net cash (used in) provided by operating activities	(3,041)	65	(4,013)

Investing Activities:
Capital contribution to subsidiaries	—	—	(1,000)
Investment in real estate limited partnership	(1,000)	—	—
Distribution from venture partnerships	—	—	1,423
Additions to property and equipment	77	(29)	—
Investment in Benihana convertible preferred stock	—	(10,000)	(10,000)

Net cash used in investing activities	(923)	(10,029)	(9,577)

Financing Activities:
Borrowing	—	1,000	4,468
Repayments of borrowing	—	(11,483)	—
Proceeds from issuance of Class A Common Stock net of issuance costs	—	46,188	—
Proceeds from the issuance of Class B Common Stock upon exercise of stock options	—	172	1,791
Proceeds from issuance of 5% Preferred Stock, net of issuance cost	—	—	14,988
Payment of the minimum withholding tax upon the exercise of stock options	(4,154)
Retirement of common stock	—	—	(7,281)
5% Preferred Stock dividends paid	(750)	(750)	(392)

Net cash (used in) provided by financing activities	(4,904)	35,127	13,574

(Decrease) increase in cash and cash equivalents	(8,868)	25,163	(16)
Cash at beginning of period	26,683	1,520	1,536

Cash at end of period	$17,815	$26,683	$1,520

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$—	$320	$357
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	16	474	5,812
Increase (decrease) in accumulated other comprehensive income, net of taxes	926	(417)	(588)
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	4,154	—	—
(Decrease) increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	—	(12)	11,017
Decrease in advances due from wholly-owned subsidiaries	—	(23,744)	—
Dividends from wholly-owned subsidiaries	—	23,744	—
     During the year ended December 31, 2006, 2005 and 2004, BFC received dividends from BankAtlantic Bancorp and Levitt for a total of approximately $2.4 million, $2.3 million and $2.1 million, respectively. These dividends are included in operating activities in the Parent Company Condensed Statements of Cash Flow.

BFC Financial Corporation
Notes to Consolidated Financial Statements
27. Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands except for per share data):

	First	First	Second	Second
	Quarter	Quarter (1)	Quarter	Quarter (1)
	(As-Reported)	(As-Adjusted)	(As-Reported)	(As-Adjusted)
2006
Revenues	$246,561	$246,561	$261,314	$261,314
Costs and expenses	238,764	239,180	252,319	252,395

	7,797	7,381	8,995	8,919
Equity in earnings from unconsolidated affiliates	771	771	2,353	2,353

Income before income taxes and noncontrolling interest	8,568	8,152	11,348	11,272
Provision (benefit) for income taxes	2,696	2,514	3,498	3,465
Noncontrolling interest	5,928	5,728	7,610	7,573

(Loss) income from continuing operations	(56)	(90)	240	234
Loss from discontinued operations, net of tax	(209)	(209)	(313)	(313)

Net loss	(265)	(299)	(73)	(79)
5% Preferred Stock dividends	188	188	188	188

Net income (loss) allocable to common stock	$(453)	$(487)	$(261)	$(267)

Basic loss per share from continuing operations	$(0.01)	$(0.01)	$0.00	$0.00
Basic loss per share from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Basic loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Diluted loss per share from continuing operations	$(0.01)	$(0.01)	$0.00	$0.00
Diluted loss per share from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Basic weighted average number of common shares outstanding	32,692	32,692	33,422	33,422

Diluted weighted average number of common shares outstanding	32,692	32,692	33,422	33,422

	Third	Third	Fourth
	Quarter	Quarter (1)	Quarter	Total
	(As-Reported)	(As-Adjusted)
2006
Revenues	$267,023	$267,023	$323,299	$1,098,197
Costs and expenses	262,458	262,152	343,226	1,096,953

	4,565	4,871	(19,927)	1,244
Equity in earnings from unconsolidated affiliates	7,061	7,061	750	10,935

Income before income taxes and noncontrolling interest	11,626	11,932	(19,177)	12,179
Provision (benefit) for income taxes	4,048	4,181	(10,688)	(528)
Noncontrolling interest	8,106	8,253	(8,150)	13,404

(Loss) income from continuing operations	(528)	(502)	(339)	(697)
Loss from discontinued operations, net of tax	(640)	(640)	(362)	(1,524)

Net loss	(1,168)	(1,142)	(701)	(2,221)
5% Preferred Stock dividends	187	187	187	750

Net income (loss) allocable to common stock	$(1,355)	$(1,329)	$(888)	$(2,971)

Basic loss per share from continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.04)
Basic loss per share from discontinued operations	(0.02)	(0.02)	(0.01)	(0.05)

Basic loss per share	$(0.04)	$(0.04)	$(0.03)	$(0.09)

Diluted loss per share from continuing operations	$(0.02)	$(0.03)	$(0.02)	$(0.05)
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.01)	(0.05)

Diluted loss per share	$(0.04)	$(0.05)	$(0.03)	$(0.10)

Basic weighted average number of common shares outstanding	33,427	33,427	33,436	33,249

Diluted weighted average number of common shares outstanding	33,427	33,427	33,436	33,249

(1)	Upon the implementation of SAB No. 108, the Company identified misstatements in its prior financial statements that were immaterial and the amounts were adjusted to retained earnings at January 1, 2006 as a cumulative effect adjustment. The Company adjusted the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to reflect these adjustments. See “Note 2 Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements” for a discussion of the adoption of SAB No. 108 and descriptions of the misstatements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The fourth quarter was unfavorably impacted by BankAtlantic Bancorp’s $8.2 million provision for loan losses associated with a $7.0 million charge-down of a commercial construction real estate loan and a $1.0 million increase in the allowance for loan losses assigned to commercial real estate loans. Also the fourth quarter was unfavorably impacted by Levitt’s $31.1 million impairment charges which included $29.7 million of homebuilding inventory impairment charges and $1.4 million of write-offs of deposits and pre-acquisition costs related to land under option that Levitt does not intend to purchase. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2005
Revenues	$305,742	$221,621	$246,980	$249,147	$1,023,490
Costs and expenses	235,773	202,106	214,793	237,669	890,341

	69,969	19,515	32,187	11,478	133,149
Equity in earnings from unconsolidated affiliates	2,359	4,908	5,886	251	13,404

Income before income taxes and noncontrolling interest	72,328	24,423	38,073	11,729	146,553
Provision for income taxes	29,769	9,129	14,625	6,043	59,566
Noncontrolling interest	38,392	14,219	21,356	5,300	79,267

Income from continuing operations	4,167	1,075	2,092	386	7,720
Income (loss) from discontinued operations, net of tax	233	1,656	(35)	3,200	5,054

Net income	4,400	2,731	2,057	3,586	12,774
5% Preferred Stock dividends	188	187	187	188	750

Net income allocable to common stock	$4,212	$2,544	$1,870	$3,398	$12,024

Basic earnings per share from continuing operations	$0.15	$0.04	$0.06	$0.01	$0.24
Basic earnings per share from discontinued operations	0.01	0.06	(0.00)	0.10	0.18

Basic earnings per share	$0.16	$0.10	$0.06	$0.11	$0.42

Diluted earnings per share from continuing operations	$0.13	$0.02	$0.05	$0.01	$0.22
Diluted earnings per share from discontinued operations	0.01	0.06	(0.00)	0.09	0.15

Diluted earnings per share	$0.14	$0.08	$0.05	$0.10	$0.37

Basic weighted average number of common shares outstanding	25,750	26,381	31,751	31,829	28,952

Diluted weighted average number of common shares outstanding	28,336	28,902	34,121	33,625	31,219

28. Estimated Fair Value of Financial Instruments
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
     The fair value of performing loans, except residential mortgage and adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows, which are adjusted for national historical prepayment estimates. The discount rate is based on secondary market sources and is adjusted to reflect differences in servicing and credit costs.
     Fair values of non-performing loans are based on the assumption that the loans are on a non-accrual status,

BFC Financial Corporation
Notes to Consolidated Financial Statements
discounted at market rates during a 24 month work-out period. The adjustments for credit risk were based on the amounts recorded for the allowance for loan loss.
     The book value of tax certificates approximates market value. The fair value of mortgage-backed and investment securities are estimated based upon a price matrix obtained from a third party or market price quotes.
     Under SFAS No. 107, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is considered the same as book value. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using current rates offered by BankAtlantic for similar remaining maturities.
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
     The fair values of subordinated debentures, junior subordinated debentures, and notes payable were based on discounted values of contractual cash flows at a market discount rate or price quotes. Carrying amounts of notes and mortgage notes payable that provide for variable interest rates approximate fair value, as the terms of the credit facilities require periodic market adjustment of interest rates. The fair value of fixed rate indebtedness, including development bonds payable, was estimated using discounted cash flow analyses, based on current borrowing rates for similar types of borrowing arrangements.
     The following table presents information for the Company’s financial instruments at December 31, 2006 and 2005 (in thousands):

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$201,123	$201,123	$300,071	$300,071
Securities available for sale	653,659	653,659	676,660	676,660
Investment securities	227,208	229,546	221,242	220,920
Federal home loan bank stock	80,217	80,217	69,931	69,931
Loans receivable including loans held for sale, net	4,603,505	4,566,158	4,628,744	4,602,181

Financial liabilities:
Deposits	$3,867,036	$3,872,703	$3,752,676	$3,755,089
Short term borrowings	128,411	128,411	249,263	249,263
Advances from FHLB	1,517,058	1,507,264	1,283,532	1,288,012
Secured borrowings	—	—	138,270	138,270
Subordinated debentures, notes and and junior subordinated debentures	908,942	909,433	710,174	702,096
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 23 for the contractual amounts of BankAtlantic’s financial instrument commitments).

BFC Financial Corporation
Notes to Consolidated Financial Statements
Derivatives
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
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2006, BankAtlantic’s residential loan portfolio included $1.1 billion of interest-only loans with the collateral primarily located in California and surrounding states. BankAtlantic manages this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines.

BFC Financial Corporation
Notes to Consolidated Financial Statements
29. Earnings (Loss) per Share
     The Company has two classes of common stock outstanding. The two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period. I.R.E. Realty Advisory Group, Inc. (“RAG”) owns 4,764,285 shares of BFC Financial Corporation’s Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share.
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2006, 2005 and 2004:

	For the Years Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Basic (loss) earnings per share
Numerator:
(Loss) income from continuing operations allocable to common stock	$(1,447)	$6,970	$11,626
Discontinued operations, net of taxes	(1,524)	5,054	2,212

Net (loss) income allocable to common shareholders	$(2,971)	$12,024	$13,838

Denominator:
Weighted average number of common shares outstanding	35,642	31,345	26,576
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	33,249	28,952	24,183

Basic (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.04)	$0.24	$0.48
(Loss) earnings per share from discontinued operations	(0.05)	0.18	0.09

Basic (loss) earnings per share	$(0.09)	$0.42	$0.57

Diluted (loss) earnings per share
Numerator
(Loss) income from continuing operations allocable to common stock	$(1,447)	$6,970	$11,626
Effect of securities issuable by subsidiaries	(93)	(142)	(562)

(Loss) income available after assumed dilution	$(1,540)	$6,828	$11,064

Discontinued operations, net of taxes	$(1,524)	$5,054	$2,212
Effect of securities issuable by subsidiaries	—	(200)	(218)

Discontinued operations, net of taxes after assumed dilution	$(1,524)	$4,854	$1,994

Net (loss) income available after assumed dilution	$(3,064)	$11,682	$13,058

Denominator
Weighted average number of common shares outstanding	35,642	31,345	26,576
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)
Common stock equivalents resulting from stock-based compensation	—	2,267	3,623

Diluted weighted average shares outstanding	33,249	31,219	27,806

Diluted (loss) earnings per share
(Loss) earnings per share from continuing operations	$(0.05)	$0.22	$0.40
(Loss) earnings per share from discontinued operations	(0.05)	0.15	0.07

Diluted (loss) earnings per share	$(0.10)	$0.37	$0.47

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Options to acquire 769,177 and 503,376 of common stock were anti-dilutive for the years ended December 31, 2006 and 2005 respectively. None were anti-dilutive for the year ended December 31, 2004.
30. Certain Relationships and Related Party Transactions
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
     The following table presents BFC, BankAtlantic Bancorp, Levitt and Bluegreen related party transactions at December 31, 2006, 2005 and 2004 and for years ended December 31, 2006, 2005 and 2004. Such amounts were eliminated in the Company’s consolidated financial statements.

			At December 31, 2006 and
			For the Year Ended December 31, 2006
				BankAtlantic
(in thousands)			BFC	Bancorp	Levitt	Bluegreen
Cash and cash equivalents and (securities sold under agreements to repurchase)	(c	)	$996	$(5,547)	$4,552	$—
Shared service receivable (payable)	(a	)	$312	$(142)	$(107)	$(63)
Shared service income (expense)	(a	)	$2,035	$(647)	$(1,134)	$(254)
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(c	)	$43	$(479)	$436	$—

			At December 31, 2005 and
			For the Year Ended December 31, 2005
				BankAtlantic
(in thousands)			BFC	Bancorp	Levitt	Bluegreen
Cash and cash equivalents and (securities sold under agreements to repurchase)	(c	)	$1,115	$(6,238)	$5,123	$—
Notes receivable (payable)			$—	$223	$(223)	$—
Shared service income (expense)	(b	)	$(368)	$1,329	$(883)	$(78)
Consulting service income (expense)	(f	)	$127	$(218)	$(127)	$218
Property development reimbursement (cost incurred)	(d	)	$—	$(438)	$438	$—
Interest income (expense) from notes receivable /payable	(h	)	$—	$892	$(892)	$—
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(c	)	$32	$(348)	$316	$—
Fees received (paid) relating to the issuance of BFC Class A Common Stock	(e	)	$(1,950)	$1,950	$—	$—

			At December 31, 2004 and
			For the Year Ended December 31, 2004
				BankAtlantic
(in thousands)			BFC	Bancorp	Levitt	Bluegreen
Cash and cash equivalents and (securities sold under agreements to repurchase)	(c	)	$1,803	$(39,641)	$37,838		$—
Notes receivable (payable)	(g	)	$—	$46,621	$(46,621)		$—
Shared service income (expense)	(b	)	$(124)	$728	$(604)	$
Interest income (expense) from notes receivable/payable	(h	)	$—	$2,574	$(2,574)		$—
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(c	)	$21	$(251)	$230		$—
Advisory services fees received (paid)	(e	)	$(280)	$280	$—		$—

BFC Financial Corporation
Notes to Consolidated Financial Statements

(a)	Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations. The costs of shared services are allocated based upon the usage of the respective services. Also as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

(b)	In 2005, BankAtlantic Bancorp maintained service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provided certain human resources, risk management, project planning, system support and investor and public relations services. For such services BankAtlantic Bancorp was compensated on a cost plus 5% basis. Additionally, in 2005 Levitt reimbursed BankAtlantic for office facilities costs.

(c)	BFC and Levitt entered into securities sold under agreements to repurchase (“Repurchase Agreements”) with BankAtlantic and the balance in those accounts in the aggregate was approximately $5.5 million, $6.2 million and $39.6 million at December 31, 2006, 2005 and 2004, respectively. Interest in connection with the Repurchase Agreements was approximately $479,000, $348,000 and $2.6 million for the year ended December 31, 2006, 2005 and 2004, respectively. These transactions have the same terms as other BankAtlantic repurchase agreements.

(d)	During the years ended December 31, 2005 and 2004, actions were taken by Levitt with respect to the development of certain property owned by BankAtlantic. Levitt’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2006, BankAtlantic had reimbursed Levitt $438,000 for the costs incurred by it in connection with the development of this project. Levitt has no further involvement in the project.

(e)	During the year ended December 31, 2005, BFC sold 5,957,555 shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The $1.95 million represents Ryan Beck’s participation as lead underwriter in this offering. Additionally during the year ended December 31, 2004, the Company paid Ryan Beck $280,000 for advisory service.

(f)	In 2005, a subsidiary of BFC received $127,000 in consulting fees for assisting a subsidiary of Levitt in obtaining financing of certain properties. Also during 2005, BankAtlantic Bancorp paid Bluegreen approximately $218,000 for risk management services.

(g)	In connection with the spin-off of Levitt as of December 31, 2003, BankAtlantic Bancorp converted an outstanding $30.0 million demand note owed by Levitt to BankAtlantic Bancorp to a five year term note and prior to the spin-off, BankAtlantic Bancorp transferred its 4.9% ownership interest in Bluegreen Corporation to Levitt in exchange for a $5.5 million note and additional shares of Levitt common stock (which additional shares were distributed as part of the spin-off transaction.) Additionally, prior to the spin-off, Levitt declared an $8.0 million dividend to BankAtlantic Bancorp payable in the form of a five year note. The $5.5 million note was repaid during the year ended December 31, 2004 and the remaining two notes were repaid during the year ended December 31, 2005. Amount remaining in 2005 represents construction loans due from Levitt to BankAtlantic. There were no such loans as of December 31, 2006.

(h)	The interest income (expense) relates to the loans due from Levitt to BankAtlantic and BankAtlantic Bancorp. In 2006 there were no such loans and interest.
     BankAtlantic Bancorp in prior periods issued options to acquire shares of BankAtlantic Bancorp’s Class A common stock to employees of Levitt prior to the spin-off and BankAtlantic Bancorp employees that were transferred to BFC on January 1, 2006. BankAtlantic Bancorp has elected, in accordance with the terms of its stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the years ended December 31, 2006, 2005 and 2004, former employees exercised 51,464, 41,146 and 0 options, respectively, to acquire BankAtlantic Bancorp Class A common stock at a weighted average exercise price of $3.28, $3.52 and $0, respectively.
     BankAtlantic Bancorp options outstanding to former employees consisted of the following as of December 31, 2006:

	BankAtlantic Bancorp
	Class A	Weighted
	common	Average
	stock	Price
Options outstanding	306,598	$10.48
Options unvested	245,143	$11.39
     During the year ended December 31, 2006, BankAtlantic Bancorp issued to BFC employees that perform services for BankAtlantic Bancorp options to acquire 50,300 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $14.69. These options vest in five years and expire ten years from the grant date. The Company recognized an expense of $26,000 for the twelve months ended December 31, 2006.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of BankAtlantic Bancorp, is counsel. Fees

BFC Financial Corporation
Notes to Consolidated Financial Statements
aggregating $526,000, $206,800 and $239,000 were paid by BankAtlantic Bancorp to Ruden, McClosky during the year ended December 31, 2006, 2005 and 2004, respectively. In addition, fees aggregating $1.6 million and $1.3 million were paid to Ruden, McClosky by Levitt in 2006 and 2005. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.
     Since 2002, Levitt has utilized certain services of Conrad & Scherer, a law firm in which William R. Scherer, a member of the Levitt’s Board of Directors, is a member. Levitt paid fees aggregating $470,000, $914,000 and $110,000 to this firm during the years ended December 31, 2006, 2005 and 2004, respectively.
     In February 2001, John E. Abdo, Vice Chairman of the Company, borrowed $500,000 from the Company on a recourse basis and Glen R. Gilbert, Executive Vice President, and Earl Pertnoy, a director of the Company, each borrowed $50,000 on a non-recourse basis in each case to make investments in a technology company sponsored by the Company. In July 2002, John E. Abdo borrowed an additional $3.0 million from the Company on a recourse basis. All borrowings bear interest at the prime rate plus 1% payable annually, except for Mr. Abdo payable monthly. The Abdo borrowing required monthly interest payments, was due on demand and was secured by 2,127,470 shares of Class A Common Stock and 370,750 shares of Class B Common Stock. In February 2006, Mr. Gilbert and Mr. Pertnoy paid in full their outstanding loan balance. Amount outstanding at December 31, 2006 for Mr. Abdo was $425,000. Amounts outstanding at December 31, 2005 were $1,990,000 from Mr. Abdo, $19,151 from Mr. Gilbert and $24,854 from Mr. Pertnoy. Amounts outstanding at December 31, 2004 were $3,282,758 from Mr. Abdo, $19,151 from Mr. Gilbert and $24,854 from Mr. Pertnoy. In March 2006, Mr. Abdo paid in full his outstanding loan balance of $425,000.
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
     Included in BFC’s other assets at December 31, 2006 and 2005 were approximately $7,000 and $131,000, respectively, due from affiliates.
31. Noncontrolling Interest
     At December 31, 2006 and 2005, noncontrolling interest was approximately $698.3 million and $696.5 million, respectively. The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	December 31,	December 31,
	2006	2005
BankAtlantic Bancorp	$411,396	$404,118
Levitt	286,230	291,675
Joint Venture Partnerships	697	729

	$698,323	$696,522

BFC Financial Corporation
Notes to Consolidated Financial Statements
32. Common Stock, 5% Cumulative Convertible Preferred Stock and Dividends
Common Stock
     During 2005, the Company sold 5,957,555 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. Net proceeds from the sale by the Company totaled approximately $46.4 million, after underwriting discounts, commissions and offering expenses. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness and an additional $10.0 million was used to purchase the second tranche of Benihana convertible preferred stock. As part of the same registered offering, certain shareholders of the Company sold to the underwriters 550,000 shares of the Company’s Class A Common Stock. The Company did not receive any proceeds from the sale of shares of Class A Common Stock by the selling shareholders.
     On February 7, 2005, the Company amended Article IV, Article V and Article VI of its Articles of Incorporation to increase the authorized number of shares of the Company’s Class A Common Stock, par value $.01 per share from 20 million shares to 70 million shares. The Amendment was approved by the written consent of the holders of shares of the Company’s Class A Common Stock and Class B Common Stock representing a majority of the votes entitled to be cast by all shareholders on the Amendment.
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
     On January 10, 1997, the Company’s Board of Directors adopted a Shareholder Rights Plan. As part of the Rights Plan, the Company declared a dividend distribution of one preferred stock purchase right (the “Right”) for each outstanding share of BFC’s Class B Common Stock to shareholders of record on January 21, 1997. Each Right will become exercisable only upon the occurrence of certain events, including the acquisition of 20% or more of BFC’s Class B Common Stock by persons other than the existing control shareholders (as specified in the Rights Plan), and will entitle the holder to purchase either BFC stock or shares in the acquiring entity at half the market price of such shares. The Rights may be redeemed by the Board of Directors at $.01 per Right until the tenth day following the acquisition of 20% or more of BFC’s Class B Common Stock by persons other than the existing controlling shareholders. The Board may also, in its discretion, extend the period for redemption. The Rights Plan expired on January 10, 2007.
5% Cumulative Convertible Preferred Stock
     The Company’s authorized capital stock includes 10 million shares of preferred stock at a par value of $.01 per share. On June 7, 2004 the Board of Directors of the Company designated 15,000 shares of the preferred stock as 5% Cumulative Convertible Preferred Stock (the “5% Preferred Stock”) and on June 21, 2004 sold the shares of the 5% Preferred Stock to an investor group in a private offering. The 5% Preferred Stock has a stated value of $1,000 per share, with conversion rights into the Company’s Class A Common Stock subject to and upon compliance with certain provisions. The shares of 5% Preferred Stock may be redeemed at the option of the Company, at any time and from time to time on or after April 30, 2005, at redemption prices (the “Redemption Price”) ranging from $1,040 per share for the year 2007 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive when and as declared by the Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. The 5% Preferred Stock has no voting rights except as required by Florida law. Since inception the Company has paid the 5% Preferred Stock dividend.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Holders of the 5% Preferred Stock have the option at any time on or after April 30, 2007 to convert the 5% Preferred Stock into shares of the Company’s Class A Common Stock, with the number of shares determined by dividing the stated value of $1,000 per share by the conversion price of $9.60 per share (“Conversion Price”). The Conversion Price is subject to customary anti-dilution adjustments. The holders may convert their shares of 5% Preferred Stock before April 30, 2007 if i) the Class A Common Stock has a closing price equal to 150% of the Conversion Price then in effect for the 20 consecutive trading days prior to the delivery of a conversion notice or ii) the Company has delivered a redemption notice on or after April 30, 2005.
Dividends
     There are no restrictions on the payment of cash dividends by BFC. BFC has never paid cash dividends.
     There are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to its common shareholders, including BFC. The primary source of funds for payment by BankAtlantic Bancorp of dividends to BFC is currently dividend payments received by BankAtlantic Bancorp from BankAtlantic which are limited by regulations. During the years ended December 31, 2006, 2005 and 2004, BFC received approximately $2.1 million, $1.9 million and $1.8 million, respectively, of dividends from BankAtlantic Bancorp.
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
33. Subsequent Event
     On January 30, 2007, BFC entered into a definitive agreement (“Merger Agreement”) with Levitt pursuant to which Levitt will become a wholly-owned subsidiary of BFC. BFC currently owns all of Levitt’s Class B Common Stock and approximately 11% of Levitt’s Class A Common Stock. Under the terms of the merger agreement, which has been approved by Special Independent Committees and Boards of Directors of both companies, holders of Levitt’s Class A Common Stock other than BFC will receive 2.27 shares of BFC Class A Common Stock for each share of Levitt Class A Common Stock they hold. Based on BFC’s closing stock price of $6.35 on January 30, 2007, the transaction values each share of Levitt’s Class A Common Stock at $14.41, which represented an approximate 32% premium over market on that date. On that date, the aggregate transaction value was estimated to be approximately $286 million. Levitt’s stock options and restricted stock awards will be converted into BFC options and restricted stock awards. The merger agreement contains certain customary representations, warranties and covenants on the part of BFC and Levitt, and the consummation of the merger is subject to a number of customary closing and termination conditions as well as the approval of both BFC’s and Levitt’s shareholders. Further, in addition to the shareholder approvals required by Florida law, the merger will also be subject to the approval of the holders of Levitt’s Class A Common Stock other than BFC and certain other shareholders.
     Based on an ongoing evaluation of costs in view of current market conditions, Levitt reduced their headcount in February by 89 employees resulting in a $440,000 severance charge to be recorded in the first quarter of 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2006, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
     Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting also includes controls over the preparation of financial statements in accordance with the instruction to the consolidated financial statements for savings and loan holding companies (OTS Form H-(b) 11) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Pricewaterhouse Coopers LLP, our independent registered certified public accountant firm, has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 as stated in their report which appears in this Annual Report on Form 10-K. See “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

/s/ Alan B. Levan Alan B. Levan
Chief Executive Officer
March 14, 2007

/s/ Glen R. Gilbert Glen R. Gilbert
Chief Financial Officer
March 14, 2007

ITEM 9B. OTHER INFORMATION
     None.
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
Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 14, 2007.
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP
Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2006.
Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2006.
Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2006.
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2006.
Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2006.
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation, as amended and restated	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

3.2	Amendment to Articles of Incorporation, as amended and restated	Exhibit 4 of Registrant’s Registration Statement on Form 8-K filed June 18, 2002 and Appendix A of Registrant’s Schedule 14c filed January 18, 2005

3.3	By-laws	Exhibit 3.2 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

10.1	BFC Financial Corporation 2005 Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 18, 2005

10.5	Agreement and Plan of Merger dated as of January 30, 2007 by and among BFC Financial Corporation, LEV Merger Sub, Inc. and Levitt Corporation	Exhibit 2.1 to the Registrant’s Form 8-K filed on January 31, 2007

12.1	Ratio of earnings to fixed charges	Filed with this Report.

21.1	Subsidiaries of the registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION

March 14, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan Alan B. Levan	Chairman of the Board, President and Chief Executive Officer	March 14, 2007

/s/ John E. Abdo John E. Abdo	Vice Chairman of the Board	March 14, 2007

/s/ Glen R. Gilbert Glen R. Gilbert	Executive Vice President and Chief Financial Officer	March 14, 2007

/s/ D. Keith Cobb D. Keith Cobb	Director	March 14, 2007

/s/ Earl Pertnoy Earl Pertnoy	Director	March 14, 2007

/s/ Oscar J. Holzmann Oscar J. Holzmann	Director	March 14, 2007

/s/ Neil A. Sterling Neil A. Sterling	Director	March 14, 2007

INDEX TO EXHIBITS

Exhibit	Description

12.1	Ratio of earnings to fixed charges

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002