Form 10-K/A
period 2006-12-31
BFC FINANCIAL CORP
filed 2007-04-27
CIK 315858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
333-72213
BFC Financial Corporation
(Exact name of registrant as specified in its Charter)

Florida	59-2022148

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 West Cypress Creek Road Ft. Lauderdale, Florida	33309

(Address of principal executive offices)	(Zip Code)
(954) 940-4900

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock $.01 Par Value	NYSE Arca

(Title of Class)	(Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock $.01 Par Value	OTC BB

(Title of Class)	(Name of Exchange on Which Registered)
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
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of April 18, 2007.
Class A Common Stock of $.01 par value, 28,755,904 shares outstanding.
Class B Common Stock of $.01 par value, 7,090,652 shares outstanding.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by BFC Financial Corporation (the “Company”) to amend the Annual Report on Form 10-K, which it filed with the Securities and Exchange Commission on March 16, 2007, to update Item 3 of Part I of Form 10-K and to include the information required by Items 10-14 of Part III of Form 10-K.

BFC Financial Corporation
Annual Report on Form 10-K/A
for the year ended December 31, 2006

PART I
ITEM 3. LEGAL PROCEEDINGS.
On February 28, and March 1, 2007, two identical complaints were filed in the 17th Judicial Circuit in and for Broward County, Florida against the Company, Levitt Corporation (“Levitt”) and the members of Levitt’s Board of Directors in (i) Samuel Flamholz, on behalf of himself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp. and (ii) Elaine Mount, on behalf of herself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp., respectively. Each complaint relates to the previously reported definitive merger agreement entered into by the Company and Levitt, pursuant to which Levitt would, if the merger is consummated, become a wholly-owned subsidiary of the Company. The complaints allege that the members of Levitt’s Board of Directors breached their fiduciary duty to Levitt’s minority shareholders by approving the merger agreement with the Company. The plaintiffs apparently are incorrectly suggesting that the Company controls the outcome of the vote of Levitt’s shareholders with respect to the merger agreement. However, the merger will be consummated only if, as required by Florida law, it is approved by the holders of a majority of the outstanding shares of Levitt’s Class A Common Stock (of which the Company holds only approximately 11%) and, as required by the terms of the merger agreement, it is approved by the holders of a majority of Levitt’s Class A Common Stock voted at the meeting without counting the shares of Levitt’s Class A Common Stock voted by the Company. In both complaints, the plaintiffs seek to enjoin the merger or, if it is completed, to rescind it. The Company believes the lawsuits are without merit.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth information with respect to directors and executive officers of the Company as of April 18, 2007.

Name	Age	Position
Alan B. Levan	62	Chairman of the Board, Chief Executive Officer, President and Director
John E. Abdo	63	Vice Chairman of the Board and Director
Phil Bakes	61	Managing Director and Executive Vice President
George P. Scanlon	49	Executive Vice President and Chief Financial Officer
Maria R. Scheker	49	Chief Accounting Officer
D. Keith Cobb	66	Director
Oscar Holzmann	64	Director
Earl Pertnoy	80	Director
Neil Sterling	55	Director
Set forth below are the names, positions held and business experience, including during the past five years, of the Company’s directors and executive officers as of April 18, 2007. Officers serve at the discretion of the board of directors. There is no family relationship between any of the directors or executive officers and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Alan B. Levan formed the I.R.E. Group (predecessor to the Company) in 1972. Since 1978, he has been the Chairman of the Board, President and Chief Executive Officer of the Company or its predecessors. He has been Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) since 1994 and Chairman of the Board of BankAtlantic since 1987. He has been Chairman of the Board and Chief Executive Officer of Levitt since 1985 and Chairman of Bluegreen Corporation (“Bluegreen”) since 2002.

John E. Abdo has been Vice Chairman of BankAtlantic since April 1987 and Chairman of the Executive Committee of BankAtlantic since October 1985. He has been a director of the Company since 1988 and Vice Chairman of the Board of the Company since 1993. He has been a director and Vice Chairman of the Board of BankAtlantic Bancorp since 1994 and Vice Chairman of the Board of Levitt since April 2001. He has been President and Chief Executive Officer of Abdo Companies, Inc., a real estate development, construction and real estate brokerage firm, for more than five years. He is also a director of Benihana, Inc. (“Benihana”) and has been a director and Vice Chairman of Bluegreen since 2002.
Phil Bakes joined the Company as an Executive Vice President in January 2004 and was named Managing Director in October 2004. Immediately before joining the Company, he served from 1991-2003 as President and co-founder of a Miami and New York-based merchant banking and advisory firm, as well as Chairman & CEO and co-founder from 1999-2003 of an international leisure travel company, which in September 2003 liquidated under Chapter 11 of the U.S. Bankruptcy Act. From 1980-1990, Mr. Bakes was a senior airline industry executive, including serving as President and CEO of Continental and Eastern Airlines. Mr. Bakes began his professional career in Washington, D.C. serving as an assistant Watergate prosecutor, counsel to the Senate Antitrust Subcommittee and general counsel of a federal agency. Mr. Bakes holds a Juris Doctor degree from Harvard Law School and BA degree from Loyola University (Chicago).
George P. Scanlon joined the Company as Executive Vice President and Chief Financial Officer in April 2007. Mr. Scanlon has served as Executive Vice President and Chief Financial Officer of Levitt since August 2004 and now serves as Executive Vice President and Chief Financial Officer of each of the Company and Levitt. Prior to joining Levitt, Mr. Scanlon was the Chief Financial Officer of Datacore Software Corporation from December 2001 to August 2004. Datacore is a privately-owned independent software vendor specializing in storage control, storage management and storage consolidation. Prior to joining Datacore, Mr. Scanlon was the Chief Financial Officer of Seisint, Inc. from November 2000 to September 2001. Seisint was a privately-owned technology company specializing in providing data search and processing products. Prior to joining Seisint, Mr. Scanlon was employed at Ryder System, Inc. from August 1982 to June 2000, serving in a variety of financial positions, including Senior Vice President — Planning and Controller. Ryder is a publicly-traded Fortune 500 provider of transportation, logistics and supply chain management services.
Maria R. Scheker was appointed Chief Accounting Officer of the Company in April 2007. Ms. Scheker joined the Company in 1985 and has held various positions with the Company during this time, including Assistant Controller from 1993 through 2003. Ms. Scheker was appointed Controller of the Company in 2003 and Senior Vice President of the Company in March 2006. Ms. Scheker has been a certified public accountant in the State of Florida since 2003.
D. Keith Cobb has served as a director of the Company since 2004. Mr. Cobb has served as a business consultant and strategic advisor to a number of companies since 1996. In addition, Mr. Cobb completed a six-year term on the Board of the Federal Reserve Bank of Miami in 2002. Mr. Cobb spent thirty-two years as a practicing certified public accountant at KPMG LLP, and was Vice Chairman and Chief Executive Officer of Alamo Rent A Car, Inc. from 1995 until its sale in 1996. Mr. Cobb also serves on the boards of BankAtlantic Bancorp, Alliance Data Systems, Inc. and several private companies.
Oscar Holzmann has served as a director of the Company since 2002. Mr. Holzmann has been an Associate Professor of Accounting at the University of Miami since 1980. He received his Ph.D. in Business Administration from Pennsylvania State University in 1974.
Earl Pertnoy has served as a director of the Company or its predecessors since 1978. Mr. Pertnoy is a real estate investor and developer.
Neil Sterling has served as a director of the Company since 2003. Mr. Sterling has been the principal of The Sterling Resources Group, a business development-consulting firm in Fort Lauderdale, Florida, since 1998.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2006, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.
Code of Ethics
The Company has a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The Company will post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website at www.bfcfinancial.com. There were no such waivers from the Company’s Code of Business Conduct and Ethics during 2006. The Company made ministerial amendments to its Code of Business Conduct and Ethics on November 6, 2006. The amended Code of Business Conduct and Ethics has been posted on the Company’s website.
Audit Committee Members and Financial Expert
The Audit Committee consists of Oscar Holzmann, Chairman, D. Keith Cobb, Earl Pertnoy and Neil Sterling. The Board has determined that Mr. Holzmann and Mr. Cobb are both qualified as “audit committee financial experts” as such term is defined in Item 407(d)(5) of Regulation S-K and that each of Mr. Holzmann and Mr. Cobb is “independent” within the meaning of the listing standards of the NYSE Arca and applicable rules and regulations of the Securities and Exchange Commission ( the “SEC”) relating to directors serving on audit committees.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee (referred to within this section as the “Committee”) administers the compensation program for the Company’s executive officers. The Committee reviews and determines all executive officer compensation, administers the Company’s equity incentive plans (including reviewing and approving grants to the Company’s executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.
The Committee’s charter reflects these responsibilities, and the Committee and the Board of Directors periodically review and, if appropriate, revise the charter. The Board of Directors determines the Committee’s membership, which is composed entirely of independent directors. The Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Committee reports on Committee actions and recommendations, as he deems appropriate. Executive compensation is reviewed at executive sessions of the Board.
Throughout this Annual Report on Form 10-K/A, the term “Named Executive Officers” is used to refer collectively to the individuals included on the Summary Compensation Table on page 8.
Compensation Philosophy and Objectives
The Company’s compensation program for executive officers consists of a base salary, an annual cash incentive and bonus program, periodic grants of restricted stock or stock options, and health and welfare benefits. The Committee believes that the most effective executive officer compensation program is one that is designed to align the interests of the executive officers with those of shareholders by compensating the executive officers in a manner that advances both the short- and long-term interests of the Company and its shareholders. The Committee believes that the Company’s compensation program for executive officers is appropriately based upon the Company’s performance, the performance and level of responsibility of the executive officer and the market, generally, with respect to executive officer compensation.
Messrs. Levan and Abdo hold executive positions at BankAtlantic Bancorp and Levitt and received compensation for their services directly from these subsidiaries in 2006. While the Committee does not determine the compensation paid to Messrs. Levan and Abdo by the Company’s public company subsidiaries, the Committee considers such compensation and the fact that Messrs. Levan and Abdo devote time to the operations of BankAtlantic Bancorp and Levitt when determining the compensation the Company pays to Messrs. Levan and Abdo.
Role of Executive Officers in Compensation Decisions
The Committee makes all compensation decisions for the Named Executive Officers and other executive officers, and approves recommendations regarding equity awards to all of the Company’s employees. The Chief Executive Officer annually reviews the performance of each of the Named Executive Officers (other than himself, whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including those with respect to setting and adjusting base salary, annual cash incentive awards and bonuses and stock option awards, are presented to the Committee. The Committee can exercise its discretion in modifying upward or downward any recommended amounts or awards to executive officers. In 2006, the Committee accepted without modification the recommendations of the Chief Executive Officer.
Executive Officer Compensation Components
For the fiscal year ended December 31, 2006, the principal components of compensation for the Named Executive Officers were:
•	base salary;

•	the Company’s annual incentive and bonus program; and

•	long-term equity incentive compensation.
Base Salary
The Committee believes that the base salaries offered by the Company are competitive based on a review of market practices and the duties and responsibilities of each Named Executive Officer. In setting base salaries, the Committee periodically examines market compensation levels and trends observed in the market for executives of comparable experience and skills. Market information is used as an initial frame of reference for establishing and adjusting base salaries. The Committee believes that the Named Executive Officers’ base salaries should be competitive with those of other executives with comparable experience at organizations similar to the Company.
In addition to examining market compensation levels and trends, the Committee makes base salary decisions for the Named Executive Officers based on an annual review by the Committee with input and recommendations from the Chief Executive Officer. The Committee’s review includes, among other things, the functional and decision-making responsibilities of each position, the significance of each Named Executive Officer’s specific area of individual responsibility to the Company’s financial performance and achievement of overall goals, and the contribution, experience and work performance of each Named Executive Officer.
With respect to base salary decisions for the Chief Executive Officer, the Committee makes an assessment of Mr. Levan’s past performance as Chief Executive Officer and its expectations as to his future contributions to the Company and its subsidiaries, as well as the factors described above for the other Named Executive Officers, including examining market compensation levels and trends and evaluating his individual performance and the Company’s financial condition, operating results and attainment of strategic objectives. In evaluating the performance of Mr. Levan for purposes of not only his base salary, but also his cash bonus under the Company’s annual incentive and bonus program and stock option awards under the Company’s long-term equity incentive compensation program, the Committee considered the Company’s 2006 operating results and its financial condition. In its review, the Committee also considered Mr. Levan’s considerable effort and attention in connection with the operations of the Company’s principal investments, including BankAtlantic Bancorp and Levitt, and that the performance of such principal investments has been a substantial factor in the success of the Company. In its review, the Committee also noted, among other things, Mr. Levan’s leadership during 2006, including leadership actions taken at Levitt and BankAtlantic Bancorp with a view toward positioning both companies for long-term growth and future success and Mr. Levan’s efforts to increase the visibility of, and institutional interest in, each of the Company, BankAtlantic Bancorp and Levitt.
Each Named Executive Officer’s 2006 base salary increased approximately 4% from 2005. For 2007, the Committee has approved an increase of 4% in the base salaries of each of Messrs. Levan, Abdo and Bakes. The Committee has also approved a 2007 base salary of $175,000 for George P. Scanlon, who, effective April 2, 2007, was appointed the Company’s new Executive Vice President and Chief Financial Officer following Mr. Gilbert’s retirement from such positions on March 29, 2007. Mr. Scanlon will continue to receive a base salary of $175,000 during 2007 as Chief Financial Officer of Levitt.
Annual Incentive and Bonus Program
The Company’s annual incentive and bonus program is a cash bonus plan designed to promote high performance and achievement of shorter-term corporate strategic goals and initiatives, encourage the growth of shareholder value, and allow executives, including the Named Executive Officers, to participate in the growth and profitability of the Company. This program includes elements tied to the achievement of pre-established, objective individual and company-wide annual financial performance goals. These goals are established each year during the Company’s annual budget cycle, and the portion of an executive officer’s cash bonus under the plan that is related to financial performance goals varies upon the impact that the executive officer has on the overall financial performance of the Company as well as the financial performance of his or her division. Generally, a minimum corporate profitability threshold must be achieved before any bonus will be paid. However, the Company’s annual incentive and bonus program also includes a discretionary element tied to a subjective evaluation of overall performance in areas outside those that can be objectively measured based on financial results. Each executive officer’s bonus is intended to take into account corporate and individual components, which are weighted according to the executive officer’s responsibilities.
In 2006, a total of $1,165,564 in cash bonuses were awarded to the Named Executive Officers under the Company’s annual incentive and bonus program, each of which was based on a subjective evaluation of overall performance in areas outside those that can be objectively measured. Mr. Levan was paid a discretionary bonus notwithstanding that the Company did not generate profits upon which a bonus under the objective criteria of the Company’s annual incentive program would be paid. The bonuses paid were as follows:

Alan B. Levan	$466,891
John E. Abdo	343,200
Glen R. Gilbert	209,873
Phil J. Bakes	145,600
Mr. Gilbert ceased to be an executive officer of the Company upon his retirement, effective March 29, 2007. He continues to serve the Company in a non-executive position.
In 2007, Mr. Levan has the potential to be awarded a bonus under the Company’s annual incentive program of up to 100% of his base salary and the other Named Executive Officers have the potential to be awarded bonuses under the Company’s annual incentive program, ranging from 60% to 100% of base salary, in each case, to be payable on the Company’s achievement of certain book value or share price targets.
Long-Term Equity Incentive Compensation
The Company’s long-term equity incentive compensation program provides an opportunity for the Named Executive Officers, and the Company’s other executive officers, to increase their stake in the Company through grants of options to purchase shares of the Company’s Class A Common Stock and encourages executive officers to focus on long-term company performance by aligning the executive officers’ interests with those of the Company’s shareholders, since the ultimate value of such compensation is directly dependent on the stock price. The Committee believes that providing executive officers with opportunities to acquire an interest in the growth and prosperity of the Company through the grant of stock options enables the Company to attract and retain qualified and experienced executive officers and offer additional long-term incentives.
The Committee’s grant of stock options to executive officers is discretionary based on an assessment of the individual executive officer’s contribution to the success and growth of the Company, subject in any event to the limitations set by the Company’s 2005 Stock Incentive Plan. Decisions by the Committee regarding grants of stock options to executive officers, including the Named Executive Officers (other than the Chief Executive Officer), are generally made based upon the recommendation of the Chief Executive Officer, the level of the executive officer’s position with the Company, an evaluation of the executive officer’s past and expected future performance, the number of outstanding and previously granted stock options to the executive officer and discussions with the executive officer.
In 2006, all of the Named Executive Officers were granted options to purchase shares of the Company’s Class A Common Stock, with an exercise price equal to the market value of such stock on the date of grant, and which vest on the fifth anniversary of the date of grant. The Committee believes that such stock options serve as a significant aid in the retention of executive officers, since these stock option awards do not vest until five years after the grant date.
Internal Revenue Code Limits on Deductibility of Compensation
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.
The Committee believes that it is generally in the Company’s best interest to attempt to structure performance-based compensation, including stock option grants or performance-based restricted stock awards and annual bonuses, to executive officers who may be subject to Section 162(m) in a manner that satisfies the statute’s requirements for full tax deductibility for the compensation. However, the Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when appropriate for the Company’s overall objectives, even if the Company may not deduct all of the compensation. While the Company adopted its Performance-Based Annual Incentive Plan to provide for bonus payments based on objective standards as contemplated by Section 162(m), bonuses paid in 2006 were subjective bonuses paid in the Committee’s discretion outside of the Performance-Based Annual Incentive Plan. No assurance can be given that compensation paid by the Company in the future will satisfy the requirements for deductibility under Section 162(m).
Compensation Committee Report
The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates this Report by reference therein.
The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Company’s Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
Submitted by the Members of the Compensation Committee:
Earl Pertnoy, Chairman
D. Keith Cobb
Oscar Holzmann
Neil Sterling

Compensation of Named Executive Officers
Summary Compensation Table — 2006
The following table sets forth information with respect to the annual compensation paid or accrued by the Company, BankAtlantic Bancorp, BankAtlantic and Levitt, for services rendered in all capacities during the year ended December 31, 2006 to each of the Named Executive Officers (as defined in the “Compensation Discussion and Analysis” section above).

								Change in Pension
								Value and
								Nonqualified
							Non-equity	Deferred
							Incentive Plan	Compensation	All Other
Name and Principal	Source		Salary	Bonus	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Position	(1)	Year	($)	($)(2)	($)	($)(3)	($)(4)	($)(5)	($)(6)	($)
Alan B. Levan	BFC	2006	648,983	466,891	—	268,817	—	—	270,460	1,655,151
Chairman of the	BBX	2006	567,769	11,688	—	348,152	248,655	104,639	22,269	1,303,172
Board and Chief	LEV	2006	515,833	6,769	—	371,370	—	—	—	893,972

Executive Officer(7)			1,732,585	485,348		988,339	248,655	104,639	292,729	3,852,295

John E. Abdo,	BFC	2006	567,769	343,200	—	268,817	—	—	41,000	1,220,786
Vice Chairman	BBX	2006	385,585	8,170	—	232,101	172,174	47,221	29,484	874,735
Of the Board(7)	LEV	2006	628,672	9,582	—	371,370	—	—	291,244	1,300,868

			1,582,026	360,952	—	872,288	172,174	47,221	361,728	3,396,389

Glen R. Gilbert,	BFC	2006	347,202	209,873	—	100,184	—	33,016	8,800	699,075
Chief Financial	BBX	2006	—	—	—	—	—	—	—	—
Officer(8)	LEV	2006	—	—	—	—	—	—	—	—

			347,202	209,873	—	100,184	—	33,016	8,800	699,075

Phil J. Bakes,	BFC	2006	361,308	145,600	—	76,116	—	—	26,220	609,244
Managing Director	BBX	2006	—	—	—	—	—	—	—	—
	LEV	2006	—	—	—	—	—	—	—	—

			361,308	145,600	—	76,116	—	—	26,220	609,244

(1)	Amounts identified as BFC represent amounts paid or accrued by the Company, amounts identified as BBX represent amounts paid or accrued by BankAtlantic Bancorp and BankAtlantic and amounts identified as LEV represent amounts paid or accrued by Levitt.

(2)	Represents the discretionary component of cash awards under the Company’s and BankAtlantic Bancorp’s respective annual incentive and bonus programs and the Levitt Corporation Corporate Goal Bonus Plan. The Company’s annual incentive and bonus program is more fully described in the “Compensation Discussion and Analysis” section above.

(3)	All options are to purchase shares of the respective company’s Class A Common Stock. The dollar amount represents the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to 2006. Other than with respect to forfeitures of options to purchase shares of Levitt’s common stock, assumptions used in the calculation of these amounts are included in footnote 21 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. There were no forfeitures during 2006. Additional information regarding these stock options awarded to the Named Executive Officers in 2006, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards — 2006” table below.

(4)	Represents the formula-based component of cash awards under BankAtlantic Bancorp’s annual incentive program, which is tied to financial performance goals, and cash awards under the BankAtlantic Profit Sharing Stretch Plan as follows: Mr. Levan — $217,112 under BankAtlantic Bancorp’s annual incentive program and $31,543 under the BankAtlantic Profit Sharing Stretch Plan; and Mr. Abdo — $151,830 under BankAtlantic Bancorp’s annual incentive program and $20,344 under the BankAtlantic Profit Sharing Stretch Plan.

(5)	Represents the increase in the actuarial present value of accumulated benefits under the Retirement Plan for Employees of BankAtlantic (the “BankAtlantic Retirement Plan”) and the Executive Retirement Plan for Glen Gilbert (the “Executive Retirement Plan”). Additional information regarding the BankAtlantic Retirement Plan is set forth in the narrative under “Pension Benefits — 2006” on page 15. Additional information regarding the Executive Retirement Plan is set forth under “Pension Benefits — 2006” on page 15 and “Potential Payments upon Termination or Change-in-Control” on page 17.

(6)	Items included under “All Other Compensation” for each Named Executive Officer are set forth in the table below:

	Levan	Abdo	Gilbert	Bakes
BFC
Perquisites and other benefits	$79,655	$10,000	$—	$26,220
Amounts paid for life and disability insurance premiums	122,973	—	—	—
Amount paid for automobile expenses	2,832	—	—	—
Contributions to 401(k) savings plan	—	—	8,800	—
Amounts paid for intangible tax	65,000	31,000	—	—

	$270,460	$41,000	$8,800	$26,220

BankAtlantic Bancorp
Perquisites and other benefits	$4,695	$2,044	$—	$—
Insurance premiums	8,734	—	—	—
BankAtlantic Bancorp contributions to retirement and 401(k) plans	8,800	8,800	—	—
Dividends on restricted stock, REIT shares	40	40
Payment for service as trustee of the BankAtlantic pension plan	—	9,000	—	—
Auto allowance	—	9,600	—	—

	$22,269	$29,484	$—	$—

Levitt
Management fees paid to Abdo Companies, Inc.	$—	$291,244	$—	$—

	$—	$291,244	$—	$—

Amounts included under “BankAtlantic Bancorp — Insurance Premiums” in the table above were paid in connection with the BankAtlantic Split-Dollar Life Insurance Plan (the “BankAtlantic Split-Dollar Plan”). Additional information regarding the BankAtlantic Split-Dollar Plan is set forth in the narrative under “Pension Benefits — 2006” on page 15.

The value of perquisites and other benefits included in the rows entitled “Perquisites and other benefits” in the table above is calculated based on their incremental cost to the respective company, which is determined based on the actual cost of providing these perquisites and other benefits. During 2006 (i) Mr. Levan received perquisites and other benefits from the Company which totaled $79,665, including $69,655 related to his use of the Company’s tickets to entertainment and sporting events and $10,000 in charitable contributions made in his name; (ii) Mr. Abdo received perquisites and other benefits from the Company which totaled $10,000, all of which represented charitable contributions made in his name; and (iii) Mr. Bakes received perquisites and other benefits from the Company which totaled $26,220, all of which related to his use of the Company’s tickets to entertainment and sporting events.

Mr. Abdo is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

(7)	Each of Messrs. Levan and Abdo received non-qualified options to acquire 50,000 shares of Bluegreen’s common stock during 2006 at an exercise price of $12.07. The options vest on the fifth anniversary of the grant date and have a ten year term. The grant date fair value of the options computed in accordance with FAS 123(R) was $336,500.

(8)	Effective March 29, 2007, Mr. Gilbert retired from his executive positions with the Company. Mr. Gilbert continues to serve the Company in a non-executive position.

Grants of Plan-Based Awards — 2006
The following table sets forth certain information concerning awards granted by the Company to the Named Executive Officers pursuant to the Company’s non-equity incentive plans in the fiscal year ended December 31, 2006.

					All Other	All Other
					Stock	Option		Grant Date
					Awards:	Awards:	Exercise or	Fair Value
		Estimated Possible Payouts Under			Number of	Number of	Base Price	of Stock
		Non-Equity Incentive Plan			Shares of	Securities	of Option	and
		Awards(1)			Stock or	Underlying	Awards	Option
Name	Grant Date	Threshold	Target	Maximum	Units	Options(2)	($ / Sh)	Awards(3)
Alan B. Levan(4)	3/29/2006	$—	$—	$389,390	N/A	N/A	$ N/A	$ N/A
	6/5/2006	N/A	N/A	N/A	—	75,000	6.36	265,500
John E. Abdo	6/5/2006	N/A	N/A	N/A	—	75,000	6.36	265,500
Glen R. Gilbert	6/5/2006	N/A	N/A	N/A	—	30,000	6.36	106,200
Phil Bakes	6/5/2006	N/A	N/A	N/A	—	25,000	6.36	88,500

(1)	Represents the estimated possible payouts of cash awards under the formula-based component of the Company’s annual incentive program which is tied to financial performance goals. The Named Executive Officers did not receive any payments under the formula-based component of the Company’s annual incentive program for 2006. The Company’s annual incentive program is more fully described in the “Compensation Discussion and Analysis” section above.

(2)	All options are to purchase shares of the Company’s Class A Common Stock, were granted under the Company’s 2005 Stock Incentive Plan, vest on the fifth anniversary of the grant date and expire on the tenth anniversary of the grant date.

(3)	Represents the grant date fair value computed in accordance with FAS 123(R).

(4)	Mr. Levan’s award under the Company’s annual incentive program was to be paid based on the Company’s 2006 pre-tax income, not to exceed 60% of his base salary, subject to reduction in the sole discretion of the Compensation Committee. As the conditions for payment were not met, no payments were made based on the objective criteria of the Company’s annual incentive program.

The following table sets forth information concerning awards granted by BankAtlantic Bancorp to the Named Executive Officers pursuant to BankAtlantic Bancorp’s non-equity incentive plans in the fiscal year ended December 31, 2006.

					All Other	All Other
					Stock	Option		Grant Date
					Awards:	Awards:	Exercise or	Fair Value
		Estimated Possible Payouts Under			Number of	Number of	Base Price	of Stock
		Non-Equity Incentive Plan			Shares of	Securities	of Option	and
		Awards(1)			Stock or	Underlying	Awards	Option
Name	Grant Date	Threshold	Target	Maximum	Units	Options(2)	($ / Sh)	Awards(3)
Alan B. Levan	3/30/2006	$—	$572,000	$651,488	N/A	N/A	$ N/A	$ N/A
	7/11/2006	N/A	N/A	N/A	0	60,000	14.81	362,400
John E. Abdo	4/20/2006	—	400,100	455,700	N/A	N/A	N/A	N/A
	7/11/2006	N/A	N/A	N/A	0	40,000	14.81	241,600

(1)	Represents the estimated possible payouts of cash awards under the formula-based component of BankAtlantic Bancorp’s annual incentive plan which is tied to financial performance goals. Cash awards made under the formula-based component of BankAtlantic Bancorp’s annual incentive plan for 2006 are included under “Non-Equity Incentive Plan Compensation” in “Summary Compensation Table-2006” on page 8.

(2)	All options are to purchase shares of BankAtlantic Bancorp’s Class A Common Stock, were granted under BankAtlantic Bancorp’s 2005 Restricted Stock and Option Plan, and vest on the fifth anniversary of the date of grant.

(3)	Represents the grant date fair value computed in accordance with FAS 123(R).
The following table sets forth information concerning awards granted by Levitt to the Named Executive Officers pursuant to Levitt’s non-equity incentive plans in the fiscal year ended December 31, 2006.

								All Other	All Other
								Stock	Option		Grant Date
								Awards:	Awards:	Exercise or	Fair Value
		Estimated Possible Payouts Under						Number of	Number of	Base Price	of Stock
		Non-Equity Incentive Plan						Shares of	Securities	of Option	and
		Awards(1)						Stock or	Underlying	Awards	Option
Name	Grant Date	Threshold		Target		Maximum		Units	Options(2)	($ / Sh)	Awards(3)
Alan B. Levan	7/24/2006	$	N/A	$	N/A	$	N/A	0	60,000	$13.06	$371,370
John E. Abdo(4)	3/27/2006		—		—		943,008	N/A	N/A	N/A	N/A
	7/24/2006		N/A		N/A		N/A	0	60,000	13.06	371,370

(1)	Represents the estimated possible payouts of cash awards under the formula-based component of Levitt’s annual incentive program which is tied to financial performance goals. The Named Executive Officers did not receive any payments under the formula-based component of Levitt’s annual incentive program for 2006.

(2)	All options are to purchase shares of the Levitt’s Class A Common Stock, were granted under Levitt’s Amended and Restated 2003 Stock Incentive Plan and vest on the fifth anniversary of the date of grant.

(3)	Represents the grant date fair value computed in accordance with FAS 123(R).

(4)	Mr. Abdo’s award under the formula-based component of Levitt’s annual incentive program was to be paid based on Levitt’s 2006 pre-tax income, not to exceed 150% of his base salary, subject to reduction in the sole discretion of Levitt’s Compensation Committee. As the conditions for payment were not met, no payments were made to Mr. Abdo under Levitt’s annual incentive program.

Outstanding Equity Awards at Fiscal Year-End — 2006
The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2006.

	Option Awards							Stock Awards
											Equity
										Equity	Incentive
					Equity					Incentive	Plan Awards:
					Incentive					Plan Awards:	Market or
					Plan Awards:				Market	Number of	Payout Value
	Number of		Number of		Number of			Number of	Value of	Unearned	of Unearned
	Securities		Securities		Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Units of	Units of	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options		Options		Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable		Unexercisable		Options	Price	Date	Vested	Vested	Vested	Vested
Alan B. Levan			210,579	(1)(2)	N/A	$1.84	2/7/2013	N/A	N/A	N/A	N/A
			93,750	(1)(3)		8.40	7/28/2014
			75,000	(4)(5)		8.92	7/11/2015
			75,000	(4)(6)		6.36	6/5/2016
John E. Abdo			210,579	(1)(2)	N/A	1.84	2/7/2013	N/A	N/A	N/A	N/A
			93,750	(1)(3)		8.40	7/28/2014
			75,000	(4)(5)		8.92	7/11/2015
			75,000	(4)(6)		6.36	6/5/2016
Glen R. Gilbert	24,481	(1)(7)			N/A	1.45	7/1/2007	N/A	N/A	N/A	N/A
	84,230	(1)(8)				3.68	1/13/2008
	6,191	(1)(9)				2.14	4/6/2009
			56,159	(1)(2)		1.84	2/7/2013
			37,501	(1)(3)		8.40	7/28/2014
			30,000	(4)(5)		8.92	7/11/2015
			30,000	(4)(6)		6.36	6/5/2016
Phil Bakes			29,301	(1)(10)	N/A	7.68	1/5/2014	N/A	N/A	N/A	N/A
			12,500	(1)(3)		8.40	7/28/2014
			25,000	(4)(5)		8.92	7/11/2015
			25,000	(4)(6)		6.36	6/5/2016

(1)	Represents options to purchase shares of the Company’s Class B Common Stock.

(2)	Vests on February 7, 2008.

(3)	Vests on July 28, 2009.

(4)	Represents options to purchase shares of the Company’s Class A Common Stock.

(5)	Vests on July 11, 2010.

(6)	Vests on June 5, 2011.

(7)	Vested on July 1, 2002.

(8)	Vested on January 13, 2003.

(9)	Vested on April 6, 2004.

(10)	Vests on January 5, 2009.

The following table sets forth certain information regarding equity-based awards of BankAtlantic Bancorp held by the Named Executive Officers as of December 31, 2006.

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
				Equity					Incentive	Plan Awards:
				Incentive					Plan Awards:	Market or
				Plan Awards:				Market	Number of	Payout Value
	Number of	Number of		Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities		Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying		Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options	Options		Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable(1)		Options	Price	Date	Vested	Vested	Vested	Vested
Alan B. Levan		78,377	(2)	N/A	$8.56	3/4/2012	N/A	N/A	N/A	N/A
		78,377	(3)		7.41	3/31/2013
		60,000	(4)		18.20	7/5/2014
		60,000	(5)		19.02	7/11/2015
		60,000	(6)		14.81	7/10/2016

John E. Abdo		52,251	(2)	N/A	8.56	3/4/2012	N/A	N/A	N/A	N/A
		52,251	(3)		7.41	3/31/2013
		40,000	(4)		18.20	7/5/2014
		40,000	(5)		19.02	7/11/2015
		40,000	(6)		14.81	7/10/2016

(1)	All options are to purchase shares of BankAtlantic Bancorp’s Class A Common Stock.

(2)	Vested on March 4, 2007.

(3)	Vests on March 31, 2008.

(4)	Vests on July 5, 2009.

(5)	Vests on July 11, 2010.

(6)	Vests on July 10, 2011.
The following table sets forth certain information regarding equity-based awards of Levitt held by the Named Executive Officers as of December 31, 2006.

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
				Equity					Incentive	Plan Awards:
				Incentive					Plan Awards:	Market or
				Plan Awards:				Market	Number of	Payout Value
	Number of	Number of		Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities		Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying		Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised		Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options	Options		Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable(1)		Options	Price	Date	Vested	Vested	Vested	Vested
Alan B. Levan		60,000	(2)	N/A	$20.15	1/2/2014	N/A	N/A	N/A	N/A
		40,000	(3)		32.13	7/22/22015
		60,000	(4)		13.06	7/24/2016
John E. Abdo		90,000	(2)	N/A	20.15	1/2/2014	N/A	N/A	N/A	N/A
		60,000	(3)		32.13	7/22/22015
		60,000	(4)		13.06	7/24/2016

(1)	All options are to purchase shares of Levitt’s Class A Common Stock.

(2)	Vests on January 2, 2009.

(3)	Vests on July 22, 2010.

(4)	Vests on July 24, 2011.
Option Exercises and Stock Vested — 2006
The following table sets forth certain information regarding exercises of options to purchase shares of the Company’s common stock by the Named Executive Officers in the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise(1)	on Exercise(2)	Acquired on Vesting	on Vesting
Alan B. Levan	1,895,150	$5,974,143	—	$—
John E. Abdo	1,895,150	5,974,143	—	—
Glen R. Gilbert	138,682	546,604	—	—
Phil Bakes	—	—	—	—

(1)	Represents the number of shares of the Company’s Class B Common Stock acquired upon exercise of stock options.

(2)	Value realized on exercise is the product of (a) the difference between the market prices of the shares acquired on the dates of exercise and the option exercise prices and (b) the number of shares acquired upon exercise of stock options.
The following table sets forth certain information regarding exercises of options to purchase shares of BankAtlantic Bancorp’s common stock by the Named Executive Officers in the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise(1)	on Exercise(2)	Acquired on Vesting	on Vesting
Alan B. Levan	599,912	$5,716,863	—	$—
John E. Abdo	348,955	3,256,085	—	—

(1)	Represents the number of shares of BankAtlantic Bancorp’s Class A Common Stock acquired upon exercise of stock options.

(2)	Value realized on exercise is the product of (a) the difference between the market prices of the shares acquired on the dates of exercise and the option exercise prices and (b) the number of shares acquired upon exercise of stock options.

Pension Benefits — 2006
The following table sets forth certain information with respect to accumulated benefits as of December 31, 2006 under any Company plan that provides for payments or other benefits to the Named Executive Officers at, following, or in connection with, retirement.

Present Value
		of Accumulated	Payments During
Name	Plan Name	Benefit(1)	Last Fiscal Year
Alan B. Levan	N/A	$ N/A	$ N/A
John E. Abdo	N/A	N/A	N/A
Glen R. Gilbert	Executive Retirement Plan(2)	525,998	0
Phil Bakes	N/A	N/A	N/A

(1)	Assumptions used in the calculation of these amounts are included in footnote 22 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.

(2)	Information regarding the Executive Retirement Plan is set forth under “Potential Payments upon Termination or Change-in-Control” on page 17.
The following table sets forth certain information with respect to accumulated benefits as of December 31, 2006 under any BankAtlantic Bancorp plan that provides for payments or other benefits to the Named Executive Officers at, following, or in connection with, retirement.

			Present Value
		Number of Years	of Accumulated	Payments During
Name	Plan Name	Credited Service	Benefit(1)	Last Fiscal Year
Alan B. Levan	Retirement Plan for Employees of BankAtlantic	26	$1,415,595	$0
John E. Abdo	Retirement Plan for Employees of BankAtlantic	14	625,673	0

(1)	Assumptions used in the calculation of these amounts are included in footnote 16 to BankAtlantic Bancorp’s audited financial statements for the fiscal year ended December 31, 2006 included in BankAtlantic Bancorp’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007, except that retirement age was assumed to be 65, the normal retirement age as defined in the BankAtlantic Retirement Plan.
BankAtlantic Retirement Plan
Alan B. Levan and John E. Abdo are participants in the BankAtlantic Retirement Plan, which is a defined benefit plan. Effective December 31, 1998, BankAtlantic Bancorp froze the benefits under the BankAtlantic Retirement Plan. Participants who were employed at December 1, 1998, became fully vested in their benefits under the BankAtlantic Retirement Plan. While the BankAtlantic Retirement Plan is frozen, there will be no future benefit accruals. Other than Messrs. Levan and Abdo, no Named Executive Officer is a participant in the BankAtlantic

Retirement Plan. The BankAtlantic Retirement Plan was designed to provide retirement income based on an employee’s salary and years of active service, determined as of December 31, 1998. The cost of the BankAtlantic Retirement Plan is paid by BankAtlantic and all contributions are actuarially determined.
In general, the BankAtlantic Retirement Plan provides for monthly payments to or on behalf of each covered employee upon such employee’s retirement (with provisions for early or postponed retirement), death or disability. As a result of the freezing of future benefit accruals, the amount of the monthly payments is based generally upon two factors: (1) the employee’s average regular monthly compensation for the five consecutive years out of the last ten years ended December 31, 1998, or prior retirement, death or disability, that produces the highest average monthly rate of regular compensation and (2) upon the employee’s years of service with BankAtlantic at December 31, 1998. Benefits are payable for the retiree’s life, with ten years’ worth of payments guaranteed. The benefits are not subject to any reduction for Social Security or any other external benefits.
In 1996, BankAtlantic amended the BankAtlantic Retirement Plan and adopted a supplemental benefit for certain executives, as permitted by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (the “Code”). This was done because of a change in the Code that operated to restrict the amount of the executive’s compensation that may be taken into account for plan purposes, regardless of the executive’s actual compensation. The intent of the supplemental benefit, when added to the regular plan benefit, was to provide to certain executives the same retirement benefits that they would have received had the Code limits not been enacted, subject to other requirements of the Code. The approximate targeted percentage of pre-retirement compensation for which Mr. Levan will be eligible under the BankAtlantic Retirement Plan as a result of the supplemental benefit at age 65 is 33%. No other Named Executive Officer is entitled to the supplemental benefit. The supplemental benefit also was frozen as of December 31, 1998. Because the percentage of pre-retirement compensation payable from the BankAtlantic Retirement Plan to Mr. Levan, including the plan’s supplemental benefit, fell short of the benefit that Mr. Levan would have received under the plan absent the Code limits, BankAtlantic adopted the BankAtlantic Split-Dollar Plan, an employee benefit plan described below.
The following table illustrates annual pension benefits at age 65 for various levels of compensation and years of service at December 31, 1998, the date on which BankAtlantic Retirement Plan benefits were frozen.

	Estimated Annual Benefits
Average Five Year Compensation	Years of Credited Service at December 31, 1998
at December 31, 1998	5 Years	10 Years	20 Years	30 Years	40 Years
$120,000	$10,380	$20,760	$41,520	$62,280	$83,160
$150,000	13,005	26,010	52,020	78,030	104,160
$160,000 and above	13,880	27,760	55,520	83,280	111,160
BankAtlantic Split-Dollar Plan
BankAtlantic adopted the BankAtlantic Split-Dollar Plan in 1996 to provide additional retirement benefits to Mr. Levan, whose monthly benefits under the BankAtlantic Retirement Plan were limited by changes to the Code. Under the BankAtlantic Split-Dollar Plan and its accompanying agreement with Mr. Levan, BankAtlantic arranged for the purchase of an insurance policy insuring the life of Mr. Levan. Pursuant to its agreement with Mr. Levan, BankAtlantic will make premium payments for this policy. The policy is anticipated to accumulate significant cash value over time, which cash value is expected to supplement Mr. Levan’s retirement benefit payable from the BankAtlantic Retirement Plan. Mr. Levan owns the insurance policy, but BankAtlantic will be reimbursed for the amount of premiums that BankAtlantic pays for such policy upon the earlier of his retirement or death. The portion of the amount paid in prior years attributable to the 2006 premium for the insurance policy that is considered compensation to Mr. Levan is included under “All Other Compensation” in the “Summary Compensation Table” above. The BankAtlantic Split-Dollar Plan was not included in the freezing of the BankAtlantic Retirement Plan and BankAtlantic has continued to make premium payments for the insurance policy since 1998.

Potential Payments upon Termination or Change-in-Control
In September 2005, the Company entered into an agreement with Mr. Gilbert pursuant to which the Company has agreed to pay Mr. Gilbert a monthly retirement benefit of $5,672 beginning January 1, 2010, regardless of his actual retirement date. The monthly payments will continue through Mr. Gilbert’s life, or if he dies before receiving 120 monthly payments, until such time as at least 120 monthly payments have been made to Mr. Gilbert and his beneficiaries. However, as permitted by the agreement, Mr. Gilbert may elect to choose an available actuarially equivalent form of payment. The Company’s obligation under the agreement is unfunded. Based on an aggregate retirement benefit payment of $980,296, in September 2005, the Company recorded the present value of the retirement benefit payment in the amount of $482,444. Assumptions used in the calculation of these amounts are included in footnote 22 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. The Company will recognize monthly the amortization of interest on the retirement benefit as compensation expense. Effective March 29, 2007, Mr. Gilbert retired from his executive positions with the Company. He continues to serve the Company in a non-executive position.
Compensation of Directors
The Company’s Compensation Committee recommends director compensation to the Board based on factors it considers appropriate and based on the recommendations of management. In 2006, non-employee directors of the Company each received $100,000 for service on the Board, payable in cash, restricted stock or non-qualified stock options, in such combinations as the directors may elect, provided that no more than $50,000 may be payable in cash. The restricted stock and stock options are granted in the Company’s Class A Common Stock under the Company’s 2005 Stock Incentive Plan. Restricted stock vests monthly over the 12-month service period and stock options are fully vested on the date of grant, have a ten-year term and have an exercise price equal to the closing market price of the Company’s Class A Common Stock on the date of grant. The number of stock options and restricted stock granted is determined by the Company based on assumptions and formulas typically used to value these types of securities. For 2006, the Company paid an aggregate of $200,000 in cash and granted 30,028 shares of restricted Class A Common Stock to its non-employee directors pursuant to this plan. The Company did not grant any stock options to its non-employee directors in 2006 pursuant to this plan. No director receives additional compensation for attendance at Board or Committee meetings except as follows. In 2006, members of the Audit Committee, other than its Chairman, received an annual cash amount of $10,000. The Chairman of the Audit Committee received an annual cash amount of $15,000 during 2006. The Chairman of the Nominating/Corporate Governance Committee and the Chairman of the Compensation Committee each received $3,500 during 2006. Directors who are also officers of the Company or its subsidiaries do not receive additional compensation for their service as directors or for attendance at Board or Committee meetings.
Director Compensation — 2006
The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended December 31, 2006.

					Change in
					Pension Value and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash($)	Awards($)(1)(2)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
D. Keith Cobb	60,000	50,000	—	—	—	—	110,000
Oscar Holzmann	65,000	50,000	—	—	—	—	115,000
Earl Pertnoy	63,500	50,000	—	—	—	—	113,500
Neil Sterling	63,500	50,000	—	—	—	—	113,500

(1)	All restricted stock awards are in shares of the Company’s Class A Common Stock. The dollar amount represents the amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), including amounts from awards granted prior to 2006. There were no forfeitures during 2006. The grant date fair value of the restricted stock awards computed in accordance with FAS 123(R) is $49,997 for each of Messrs. Cobb, Holzmann, Pertnoy and Sterling.

(2)	The table below sets forth the aggregate number of stock options and the aggregate number of shares of restricted stock held by each non-employee director as of December 31, 2006:

Name	Stock Options(1)		Restricted Stock(2)
D. Keith Cobb	6,250		3,754
Oscar Holzmann	20,290		3,754
Earl Pertnoy	181,735	(3)	3,754
Neil Sterling	20,290		3,754

(1)	All options are to purchase shares of the Company’s Class B Common Stock.

(2)	All restricted stock awards are in shares of the Company’s Class A Common Stock.

(3)	Mr. Pertnoy’s stock options are held by Pertnoy Limited Partnership. Mr. Pertnoy is the president of Pertnoy Parent, Inc., the general partner of Pertnoy Limited Partnership.
Compensation Committee Interlocks and Insider Participation
The Board of Directors has designated directors D. Keith Cobb, Oscar Holzmann, Earl Pertnoy and Neil Sterling, none of whom are employees of the Company or any of its subsidiaries, to serve on the Compensation Committee. Messrs. Levan and Abdo also received compensation from Levitt and BankAtlantic Bancorp and received stock option grants from Bluegreen, which is 31% owned by Levitt. Mr. Cobb also serves on the Board of Directors of BankAtlantic Bancorp and receives compensation from BankAtlantic Bancorp for his service on such board and its committees, including the Audit Committee and the Nominating/Corporate Governance Committee. Mr. Cobb does not serve on the Compensation Committee of BankAtlantic Bancorp.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Principal Shareholders of the Company and Security Ownership of Management
The following table sets forth, as of April 18, 2007, certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by persons owning in excess of 5% of the outstanding shares of such stock. In addition, this table includes the outstanding securities beneficially owned by (i) the Named Executive Officers, (ii) the Company’s directors as of April 18, 2007 and (iii) the Company’s directors and executive officers as of April 18, 2007 as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Class A Common Stock or Class B Common Stock as of April 18, 2007. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares (1) which he or she has or shares, directly or indirectly, voting or investment power, or (2) which he or she has the right to acquire beneficial ownership of at any time within 60 days after April 18, 2007. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

		Class A	Class B	Percent of	Percent of
		Common Stock	Common Stock	Class A Common	Class B Common
Name of Beneficial Owner	Notes	Ownership	Ownership	Stock	Stock
I.R.E. Realty Advisory Group, Inc.	(2,3,5)	4,764,285	500,000	16.6%	7.1%
Florida Partners Corporation	(3,5)	1,270,302	133,314	4.4%	1.9%
I.R.E. Properties, Inc.	(3,5)	2,928,727	379,017	10.2%	5.3%
Levan Enterprises, Ltd.	(3,5)	431,649	55,865	1.5%	0.8%
Alan B. Levan	(3,5,6,10)	11,437	2,101,906	0.0%	29.6%
John E. Abdo	(3,5,6,10)	3,371,771	2,954,468	11.7%	41.7%
Glen R. Gilbert	(5,7)	—	253,584	0.0%	3.5%
Phil Bakes	(5)	—	—	0.0%	0.0%
Earl Pertnoy	(1,5,8)	106,812	188,635	0.4%	2.6%
Oscar Holzmann	(1,5)	13,138	20,290	0.0%	0.3%
D. Keith Cobb	(1,5)	16,155	6,250	0.1%	0.1%
Neil Sterling	(1,5)	13,138	20,290	0.0%	0.3%
Dr. Herbert A. Wertheim	(4)	3,968,157	416,448	13.8%	5.9%
All directors and executive officers of the Company as of April 18, 2007 as a group (9 persons)	(1,3,9)	12,927,414	6,381,095	45.0%	86.9%

(1)	Amount and nature of beneficial ownership and percent of class include shares that may be acquired within 60 days pursuant to exercise of stock options to purchase the Company’s Class B Common Stock as follows: Earl Pertnoy 181,735 shares, Oscar Holzmann 20,290 shares, D. Keith Cobb 6,250 shares, Neil Sterling 20,290 shares and Maria Scheker 21,060 shares.

(2)	The Company owns 45.5% of I.R.E. Realty Advisory Group, Inc.

(3)	The Company may be deemed to be controlled by Alan B. Levan and John E. Abdo who collectively may be deemed to have an aggregate beneficial ownership of 52.7% of the outstanding common stock of the Company. I.R.E. Properties, Inc. is 100% owned by Levan Enterprises, Ltd. and Levan Enterprises, Ltd. may be deemed to be the controlling shareholder of I.R.E. Realty Advisory Group, Inc. and Florida Partners Corporation. Levan Enterprises, Ltd. is a limited partnership whose sole general partner is Levan General Corp., a corporation 100% owned by Alan B. Levan. Therefore, Mr. Levan may be deemed to be the beneficial owner of the shares of the Company’s common stock owned by each of such entities. In addition to his personal holdings of the Company’s common stock, Mr. Levan may be deemed to be the beneficial owner of 11,437 shares of the Company’s Class A Common Stock and 1,200 shares of the Company’s Class B Common Stock held of record by Mr. Levan’s wife, for an aggregate beneficial ownership of 9,406,400 shares (32.7%) of the Company’s Class A Common Stock and 3,170,102 shares (44.7%) of the Company’s Class B Common Stock.

(4)	Dr. Wertheim’s ownership was reported in a Rebuttal of Control Agreement filed on December 20, 1996 with the Office of Thrift Supervision (as adjusted for stock splits since the date of filing). The Rebuttal of Control Agreement indicates that Dr. Wertheim has no intention to manage or control, directly or indirectly, the Company. Dr. Wertheim’s mailing address is 191 Leucadendra Drive, Coral Gables, Florida 33156.

(5)	Mailing address is 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

(6)	Messrs. Levan and Abdo have entered into a Shareholders Agreement and Irrevocable Proxy with respect to the shares of the Company’s Class B Common Stock controlled by them. Under the agreement, they have agreed to vote their shares of the Company’s Class B Common Stock in favor of the election of each other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company. Additionally, Mr. Abdo has granted an irrevocable proxy to an entity controlled by Mr. Levan and will obtain the consent of Mr. Levan prior to the sale or conversion of certain of his shares of the Company’s Class B Common Stock.

(7)	Amount and nature of beneficial ownership and percent of class include 114,902 shares that may be acquired within 60 days pursuant to exercise of stock options to purchase the Company’s Class B Common Stock.

(8)	On April 13, 2007, Mr. Pertnoy assigned and transferred his options to purchase 181,735 shares of the Company’s Class B Common stock to Pertnoy Limited Partnership. Mr. Pertnoy is the president of Pertnoy Parent, Inc., the general partner of Pertnoy Limited Partnership.

(9)	Does not include shares beneficially owned by Mr. Gilbert, who retired from his executive positions with the Company on March 29, 2007.

(10)	Includes beneficial ownership of shares of the Company’s Class B Common Stock subject to plans adopted under Rule 10b5-1 of the Exchange Act as follows: Mr. Levan 71,250 shares and Mr. Abdo — 75,000 shares.
Equity Compensation Plan Information
Set forth below is certain information, as of December 31, 2006, concerning the Company’s equity compensation plans for which it has previously obtained shareholder approval and those equity compensation plans for which it has not previously obtained shareholder approval.

	Number of Securities	Weighted Average
	to be Issued Upon	Exercise Price of
	Exercise of	Outstanding	Number of Securities
	Outstanding Options,	Options, Warrants	Remaining Available
Plan Category	Warrants or Rights	and Rights	for Future Issuance
Equity compensation plans approved by security holders	1,607,087	$4.88	2,479,448
Equity compensation plans not approved by security holders	—	—	—

Total	1,607,087	$4.88	2,479,448

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Review, Approval or Ratification of Transactions with Related Persons
The Board of Directors reviews and approves transactions in which the Company was or is to be a participant, the amount involved exceeded or will exceed $120,000 annually and any of the Company’s directors or executive officers, or their immediate family members, had or will have a direct or indirect material interest. When considering a related person transaction, the Company’s board of directors analyzes, among other factors it deems appropriate, whether such related person transaction was or is to be for the benefit of the Company and upon terms no less favorable to the Company than if the related person transaction was with an unrelated party. During 2006, no related person transaction occurred where this process was not followed.

Transactions with Related Persons
The Company is the controlling shareholder of BankAtlantic Bancorp and Levitt. The Company also has a direct non-controlling interest in Benihana and, through Levitt, an indirect ownership interest in Bluegreen. The majority of the Company’s capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and by the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BankAtlantic Bancorp and Levitt, and directors of Bluegreen. The Company’s Vice Chairman is also a director of Benihana.
The following table presents the Company, BankAtlantic Bancorp, Levitt and Bluegreen related person transactions at, and for the year ended, December 31, 2006. Such amounts were eliminated in the Company’s consolidated financial statements.

		At and For the Year Ended December 31, 2006
		(in thousands)
			BankAtlantic
		BFC	Bancorp	Levitt	Bluegreen
Cash and cash equivalents and (securities sold under agreements to repurchase)	(1)	$996	$(5,297)	$4,301	$—
Shared service receivable (payable)	(2)	312	(142)	(107)	(63)
Shared service income (expense)	(2)	2,035	(647)	(1,134)	(254)
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(1)	43	(521)	478	—

(1)	The Company and Levitt entered into securities sold under agreements to repurchase with BankAtlantic. The balance in those accounts in the aggregate was approximately $5.3 million at December 31, 2006, and interest in connection with these repurchase agreements was approximately $521,000 for the year ended December 31, 2006. These transactions have the same terms as other BankAtlantic repurchase agreements.

(2)	Effective January 1, 2006, the Company maintained arrangements with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to the Company to staff the Company’s shared service operations. The costs of shared services are allocated based upon the usage of the respective services. Also as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.
As previously reported, the Company, on January 30, 2007, entered into a definitive merger agreement with Levitt which, if the transactions contemplated by such agreement are consummated, will result in Levitt becoming a wholly-owned subsidiary of the Company. Completion of the merger remains subject to a number of conditions, including, without limitation, the approval of the merger and the merger agreement by the Company’s and Levitt’s respective shareholders. If the merger is consummated, holders of Levitt Class A Common Stock other than the Company will receive 2.27 shares of the Company’s Class A Common Stock for each share of Levitt Class A Common Stock they hold at the effective time of the merger and cash in lieu of any fractional shares. The shares of Levitt common stock held by the Company will be cancelled in the merger.
BankAtlantic Bancorp in prior periods issued options to acquire shares of BankAtlantic Bancorp Class A Common Stock to employees of Levitt prior to the spin-off and to BankAtlantic Bancorp employees that were transferred to the Company on January 1, 2006. BankAtlantic Bancorp has elected, in accordance with the terms of its stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the year ended December 31, 2006, former employees exercised 51,464 options to acquire BankAtlantic Bancorp Class A Common Stock at a weighted average exercise price of $3.28.

BankAtlantic Bancorp options outstanding to former employees consisted of the following as of December 31, 2006:

	BankAtlantic Bancorp
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	306,598	$10.48
Options unvested	245,143	$11.39
During the year ended December 31, 2006, BankAtlantic Bancorp issued to the Company’s employees that perform services for BankAtlantic Bancorp options to acquire 50,300 shares of BankAtlantic Bancorp Class A Common Stock at an exercise price of $14.69. These options vest in five years and expire ten years from the grant date. The Company recognized an expense of $26,000 for the twelve months ended December 31, 2006.
The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of BankAtlantic Bancorp, was of counsel until September 30, 2006. Fees aggregating $526,000 were paid by BankAtlantic Bancorp to Ruden, McClosky during the year ended December 31, 2006. In addition, fees aggregating $1.6 million were paid to Ruden, McClosky by Levitt in 2006. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.
Since 2002, Levitt has utilized certain services of Conrad & Scherer, a law firm in which William R. Scherer, a member of Levitt’s board of directors, is a member. Levitt paid fees aggregating $470,000 to this firm during the year ended December 31, 2006.
Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.
Included in the Company’s other assets at December 31, 2006 was approximately $7,000 due from affiliates.
Director Independence
The Board of Directors has determined that four of the Company’s directors—D. Keith Cobb, Oscar Holzmann, Earl Pertnoy and Neil Sterling—are “independent” as such term is defined in the listing standards of the NYSE Arca and applicable law relating to the independence of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PricewaterhouseCoopers LLP (“PwC”) served as the independent registered certified public accounting firm for the Company, BankAtlantic Bancorp and Levitt for 2006 and 2005. The following table presents for each of these entities fees billed by PwC relating to the audit of each of the company’s annual financial statements for fiscal 2006 and 2005 and fees billed by PwC for audit-related services, tax services and all other services rendered by PwC for fiscal 2006 and 2005.

	Fiscal 2006		Fiscal 2005
	(In thousands)
BFC Financial Corporation
Audit fees(1)	$248		369	(2)
Audit — related fees	—		—
Tax fees	—		—
All other fees	—		—
BankAtlantic Bancorp
Audit fees(1)	$1,783		1,739
Audit — related fees(3)	425	(4)	25
Tax fees	—		—
All other fees	3		—
Levitt
Audit fees(1)	$1,060		1,073	(5)
Audit — related fees	—		—
Tax fees	—		—
All other fees	—		—

(1)	Includes primarily fees for services related to the company’s respective annual financial statement audits, the 2006 and 2005 audit of effectiveness of internal control over financial reporting and review of quarterly financial statements filed in each of the company’s Quarterly Reports on Form 10-Q.

(2)	Includes additional billing of $79,000, which was incurred during 2006 as final settlement of fees for the Company’s 2005 audit.

(3)	Principally audits of employee benefit plans and consultations regarding generally accepted accounting principles.

(4)	Includes fees for services related to the previously proposed initial public offering of Ryan Beck & Co., Inc.

(5)	Includes additional billing of $300,000 which was incurred during 2006 as final settlement of fees for Levitt’s 2005 audit.
All audit related services, tax services and other services were pre-approved by the Audit Committee of the respective entity, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditors and shall not engage the independent auditors to perform any non-audit services prohibited by law or regulation. Each year, the independent auditor’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee before the filing of the preceding year’s Annual Report on Form 10-K. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent auditor and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements involving projected fees of $10,000 or less on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting. Engagements involving projected fees of more than $10,000 may only be pre-approved by the full Audit Committee at a regular or special meeting.
The Audit Committee has determined that the provision of the services, other than audit services, as described above are compatible with maintaining the principal independent auditor’s independence.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K/A:
     (3) EXHIBITS
     The following exhibits are filed as a part of this Annual Report on Form 10-K/A:

Exhibit
Number	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: April 27, 2007	By:	/s/ Alan B. Levan
Alan B. Levan,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Alan B. Levan Alan B. Levan	Chairman of the Board, President and Chief Executive Officer	April 27, 2007

/s/ John E. Abdo John E. Abdo	Vice Chairman of the Board	April 27, 2007

/s/ George P. Scanlon George P. Scanlon	Executive Vice President and Chief Financial Officer	April 27, 2007

/s/ Maria R. Scheker Maria R. Scheker	Chief Accounting Officer	April 27, 2007

/s/ D. Keith Cobb D. Keith Cobb	Director	April 27, 2007

/s/ Oscar Holzmann Oscar Holzmann	Director	April 27, 2007

/s/ Earl Pertnoy Earl Pertnoy	Director	April 27, 2007

/s/ Neil Sterling Neil Sterling	Director	April 27, 2007

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002