Form 10-Q
period 2007-03-31
BFC FINANCIAL CORP
filed 2007-05-10
CIK 315858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2007
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
YES ☐      NO ☑
Indicate the number of shares outstanding for each of the Registrant’s classes of common stock, as of May 8, 2007.
Class A Common Stock of $.01 par value, 28,756,088 shares outstanding
Class B Common Stock of $.01 par value, 7,090,653 shares outstanding

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006 – Unaudited

Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 – Unaudited

Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended March 31, 2007 and 2006 – Unaudited

Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2007 – Unaudited

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 – Unaudited

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1.A Risk Factors

Item 6. Exhibits

SIGNATURES
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-31.3 Section 302 Certification of CAO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
EX-32.2 Section 906 Certification of CAO

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$204,609	$201,123
Securities available for sale (at fair value)	677,836	653,659
Investment securities (approximate fair value: $291,137 in 2007 and $229,546 in 2006)	293,560	227,208
Tax certificates net of allowance of $3,782 in 2007 and $3,699 in 2006	157,062	195,391
Federal Home Loan Bank stock, at cost which approximates fair value	69,503	80,217
Loans receivable, net of allowance for loan losses of $50,926 in 2007 and $44,173 in 2006	4,619,630	4,594,192
Loans held for sale	6,235	9,313
Real estate held for development and sale	863,453	847,492
Real estate owned	23,135	21,747
Investments in unconsolidated affiliates	123,230	124,521
Properties and equipment, net	317,369	298,513
Goodwill and other intangibles	76,937	77,324
Other assets	82,940	84,303
Discontinued operations assets held for sale	—	190,763

Total assets	$7,515,499	$7,605,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest bearing	$1,031,628	$995,920
Interest bearing	3,053,394	2,871,116

Total deposits	4,085,022	3,867,036
Customer deposits on real estate held for sale	32,358	42,696
Advances from FHLB	1,297,055	1,517,058
Short term borrowings	119,513	128,411
Subordinated debentures, notes and bonds payable	616,411	560,624
Junior subordinated debentures	348,318	348,318
Deferred tax liabilities, net	5,943	10,646
Other liabilities	144,314	159,823
Discontinued operations liabilities held for sale	—	95,246

Total liabilities	6,648,934	6,729,858

Noncontrolling interest	689,758	698,323

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2007 and 2006	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,755,904 in 2007 and 28,755,882 in 2006	266	266
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,090,652 in 2007 and 7,090,652 in 2006	69	69
Additional paid-in capital	93,934	93,910
Retained earnings	81,295	81,889

Total shareholders’ equity before accumulated other comprehensive income	175,564	176,134
Accumulated other comprehensive income	1,243	1,451

Total shareholders’ equity	176,807	177,585

Total liabilities and shareholders’ equity	$7,515,499	$7,605,766

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2007	2006
		(As adjusted)
Revenues
BFC Activities:
Interest and dividend income	$499	$560
Other income	951	443

	1,450	1,003

Financial Services:
Interest and dividend income	93,540	87,873
Service charges on deposits	24,595	19,099
Other service charges and fees	7,033	6,222
Other income	3,939	4,122

	129,107	117,316

Homebuilding & Real Estate Development:
Sales of real estate	141,742	125,543
Interest and dividend income	553	643
Other income	4,117	2,056

	146,412	128,242

Total revenues	276,969	246,561

Costs and Expenses
BFC Activities:
Interest expense	12	12
Employee compensation and benefits	2,744	2,437
Other expenses	661	721

	3,417	3,170

Financial Services:
Interest expense, net of interest capitalized	46,218	37,200
Provision of loan losses	7,461	163
Employee compensation and benefits	41,090	35,836
Occupancy and equipment	15,944	12,614
Advertising and promotion	5,858	8,618
Other expenses	16,208	12,444

	132,779	106,875

Homebuilding & Real Estate Development:
Cost of sales of real estate	112,908	102,055
Selling, general and administrative expenses	32,645	26,453
Other expenses	482	626

	146,035	129,134

Total costs and expenses	282,231	239,179

Equity in earnings from unconsolidated affiliates	2,893	771

(Loss) income from continuing operations before income taxes and noncontrolling interest	(2,369)	8,153
(Benefit) provision for income taxes	(102)	2,514
Noncontrolling interest (loss) income	(687)	5,729

(Loss) from continuing operations	(1,580)	(90)
Discontinued operations, less income tax benefit of $3,405 in 2007 and $1,722 in 2006 and noncontrolling interest income (loss) of $6,206 in 2007 and $(1,225) in 2006	1,053	(209)

Net (loss)	(527)	(299)
5% Preferred Stock dividends	(188)	(188)

Net (loss) allocable to common stock	$(715)	$(487)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2007	2006
(Loss) earnings per common share:
Basic (loss) per share from continuing operations	$(0.05)	$(0.01)
Basic earnings per share from discontinued operations	0.03	—

Basic (loss) per share	$(0.02)	$(0.01)

Diluted (loss) per share from continuing operations	$(0.05)	$(0.01)
Diluted earnings (loss) per share from discontinued operations	0.03	(0.01)

Diluted (loss) per share	$(0.02)	$(0.02)

Basic weighted average number of common shares outstanding	33,444	32,692

Diluted weighted average number of common and common equivalent shares outstanding	33,444	32,692
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Net (loss)	$(527)	$(299)

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale,	36	347
Unrealized (losses) gains associated with investment in unconsolidated affiliates	(4)	27
Reclassification adjustments for net gain included in net income	(240)	(207)

	(208)	167

Comprehensive (loss)	$(735)	$(132)

The components of other comprehensive (loss) income relate to the Company’s net unrealized gains (losses) on securities available for sale and the Company’s proportionate shares of net unrealized gains on securities available for sale, net of income tax provision of $22 in 2007 and $218 in 2006; unrealized gains associated with investments in unconsolidated real estate affiliates, net of income tax provision (benefit) of $(2) in 2007 and $17 in 2006 and reclassification adjustments from net gain included in net income, net of income tax benefit of $(148) in 2007 and $(129) in 2006.
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity — Unaudited
(In thousands)

					Accumulated
					Other
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-in	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2006	$266	$69	$93,910	$81,889	$1,451	$177,585
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	—	—	121	—	121
Net (loss)	—	—	—	(527)	—	(527)
Other comprehensive (loss), net of taxes	—	—	—	—	(208)	(208)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	(234)	—	—	(234)
Cash dividends on 5% Preferred Stock	—	—	—	(188)	—	(188)
Share-based compensation related to stock options and restricted stock	—	—	258	—	—	258

Balance, March 31, 2007	$266	$69	$93,934	$81,295	$1,243	$176,807

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net cash used in operating activities	$(27,069)	$(119,956)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	47,633	42,124
Purchase of investment securities and tax certificates	(12,166)	(20,054)
Purchase of securities available for sale	(45,275)	(23,983)
Proceeds from sales and maturities of securities available for sale	64,631	29,001
Purchases of FHLB stock	(450)	(2,250)
Redemption of FHLB stock	11,164	11,381
Investments in and advances to unconsolidated subsidiaries and real estate joint venture	(2,624)	(5,483)
Distributions from unconsolidated affiliates	5,533	4,720
Net repayments (purchases and originations) of loans	(36,678)	103,209
Additions to the sales of real estate owned	(1,407)	—
Proceeds from sales of real estate owned	106	965
Additions to property and equipment	(26,677)	(23,149)
Proceeds from sales of property and equipment	1,056	—
Net proceeds from the sale of Ryan Beck Holdings, Inc.	2,628	—

Net cash provided by investing activities	7,474	116,481

Financing activities:
Net increase in deposits	217,986	208,090
Repayments of FHLB advances	(925,000)	(477,570)
Proceeds from FHLB advances	705,000	280,000
Net decrease in securities sold under agreements to repurchase	(23,623)	(70,997)
Net increase (decrease) in federal funds purchased	14,725	(21,591)
Repayments of secured borrowings	—	(26,516)
Repayment of notes and bonds payable	(61,621)	(70,832)
Proceeds from notes and bonds payable	117,407	141,660
BankAtlantic Bancorp excess tax benefits from share-based compensation	963	2,980
Payments for debt issuance costs	(804)	—
Payments for offering costs	(112)	—
Payment by BFC of the minimum witholding tax upon exercise of stock option	—	(4,155)
5% Preferred Stock dividends paid	(188)	(188)
Payment by BankAtlantic Bancorp of the minimum withholding tax upon exercise of stock options	—	(2,675)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	698	473
Purchase and retirement of BankAtlantic Bancorp subsidiary common stock	(17,095)	—
BankAtlantic Bancorp cash dividends paid to non-BFC shareholders	(1,916)	(1,832)
Levitt cash dividends paid to non-BFC shareholders	(330)	(332)

Net cash provided by (used in) financing activities	26,090	(43,485)

Increase (decrease) in cash and cash equivalents	6,495	(46,960)
Cash and cash equivalents at beginning of period	201,123	305,437
Cash and cash equivalents in discontinued operations assets held for sale at the beginning of the period	3,285	—
Cash and cash equivalents in discontinued operations assets held for sale at the disposal date	(6,294)	—

Cash and cash equivalents at end of period	$204,609	$258,477

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Supplemental cash flow information:
Interest on borrowings and deposits, net of amounts capitalized	$47,188	$39,313
Income taxes paid	4,161	32,074
Supplementary disclosure of non-cash investing and financing activities:
Decrease in real estate inventory to property and equipment	93	6,554
(Decrease) increase in accumulated other comprehensive income, net of taxes	(208)	167
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(234)	(454)
Issuance and retirement of BFC Common Stock accepted as consideration for the exercise price of stock options	—	4,155
Effect of FASB Interpretation No. 48	121	—
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements and Significant Accounting Policies
          BFC Financial Corporation (“BFC or the “Company”) (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC is typically a long-term, “buy and hold” investor whose direct and indirect, diverse ownership interests span a variety of business sectors, including consumer and commercial banking; homebuilding; development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and family dining business, and real estate investment banking and investment services. BFC’s current major holdings include BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) (NYSE: BBX) and its subsidiary, BankAtlantic, BankAtlantic Bancorp’s 16% ownership in Stifel Financial Corp. (NYSE: SF); Levitt Corporation (“Levitt”) (NYSE: LEV), which includes its subsidiaries Levitt and Sons, LLC™ (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”); Levitt Corporation’s 31% ownership in Bluegreen Corporation (“Bluegreen”) (NYSE:BXG); a minority interest in the national restaurant chain, Benihana, Inc. (Nasdaq: BNHN) and Cypress Creek Capital, Inc. (“CCC”), a wholly-owned subsidiary of BFC. Although BFC’s current holdings primarily consist of minority positions, its more recent strategy is to focus on investments with an 80-100% ownership potential. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          BankAtlantic Bancorp is a Florida-based diversified financial services holding company that offers a wide range of banking products and services through its wholly-owned subsidiary, BankAtlantic. On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statement of Financial Condition as of December 31, 2006, and in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and the Consolidated Statement of Cash Flows for all periods presented.
          BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 93 branches or “stores” located in Florida.
          Levitt primarily develops single-family, multi-family and townhome communities through Levitt and Sons and master-planned communities through Core Communities. Levitt also owns approximately 31% of the outstanding common stock of Bluegreen, a company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites generally located around golf courses and other amenities. Levitt’s homebuilding division operates primarily in Florida, but has in recent years commenced operations in Georgia, Tennessee and South Carolina while its land division operates primarily in Florida and South Carolina.
          As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require BFC to consolidate the financial results of these companies. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 22.07% and 16.61%, respectively, which results in BFC recognizing 22.07% and 16.61% of BankAtlantic Bancorp’s and Levitt’s net income or loss, respectively. The portion of income or loss in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements.

          BFC’s ownership in BankAtlantic Bancorp and Levitt as of March 31, 2007 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	15.16%	8.03%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	22.07%	55.03%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.61%	52.91%
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at March 31, 2007 and December 31, 2006, the consolidated results of operations for the three months ended March 31, 2007 and 2006, comprehensive income (loss) for the three months ended March 31, 2007 and 2006, changes in consolidated stockholders’ equity for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007 and 2006. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. All significant inter-company balances and transactions have been eliminated in consolidation.
          Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2007.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”) which established an approach to quantify errors in financial statements. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. The impact of the application of SAB 108 on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 was to adjust Financial Services costs and expenses from $106.5 million as originally reported to $106.9 million as adjusted. For further discussion on the implementation of SAB 108, see notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
          The Company is currently organized into three reportable segments: BFC Activities; Financial Services; and Homebuilding & Real Estate Development.
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
          This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses of CCC, interest income from loans receivable, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp and Levitt are included in our Financial Services and Homebuilding & Real Estate Development segment, respectively.
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
          The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Inter-company transactions are eliminated for consolidated presentation. The Company evaluates segment performance based on income (loss) from continuing operations after tax and noncontrolling interest.

          The table below is segment information based on segment income (loss) from continuing operations, after tax and noncontrolling interest, for the three months ended March 31, 2007 and 2006 (in thousands):

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2007	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$141,742	$—	$141,742
Interest and dividend income	509	93,540	719	(176)	94,592
Other income	1,627	35,606	4,117	(715)	40,635

	2,136	129,146	146,578	(891)	276,969

Costs and Expenses:
Cost of sale of real estate	—	—	112,908		112,908
Interest expense, net	12	46,394	—	(176)	46,230
Provision for loan losses	—	7,461	—	—	7,461
Other expenses	3,466	79,493	33,388	(715)	115,632

	3,478	133,348	146,296	(891)	282,231

Equity in earnings from Unconsolidated affiliates	—	1,146	1,747	—	2,893

(Loss) income before income taxes and noncontrolling interest	(1,342)	(3,056)	2,029	—	(2,369)
(Benefit) provision for income taxes	(29)	(852)	779	—	(102)

(Loss) income before noncontrolling interest	(1,313)	(2,204)	1,250	—	(2,267)
Noncontrolling interest	(3)	(1,727)	1,043	—	(687)

(Loss) income from continuing operations	$(1,310)	$(477)	$207	$—	$(1,580)

At March 31, 2007
Total assets	$43,984	$6,380,176	$1,121,192	$(29,853)	$7,515,499

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
2006	Activities	Services	Development	Eliminations	Total
Revenues:
Sales of real estate	$—	$—	$125,543	$—	$125,543
Interest and dividend income	570	87,873	785	(152)	89,076
Other income	1,004	29,540	2,055	(657)	31,942

	1,574	117,413	128,383	(809)	246,561

Costs and Expenses:
Cost of sale of real estate	—	—	102,055	—	102,055
Interest expense, net	12	37,352	—	(152)	37,212
Recovery for loan losses	—	163	—	—	163
Other expenses	3,277	69,748	27,381	(657)	99,749

	3,289	107,263	129,436	(809)	239,179

Equity in earnings (loss)from unconsolidated affiliates	—	820	(49)	—	771

Income (loss) before income taxes and noncontrolling interest	(1,715)	10,970	(1,102)	—	8,153
Provision (benefit) for income taxes	8	2,948	(442)	—	2,514

Income (loss) before noncontrolling interest	(1,723)	8,022	(660)	—	5,639
Noncontrolling interest	1	6,279	(551)	—	5,729

Income (loss) from continuing operations	$(1,724)	$1,743	$(109)	$—	$(90)

At March 31, 2006
Total assets	$48,595	$6,358,115	$952,567	$(51,274)	$7,308,003

3. Discontinued Operations
          On February 28, 2007, Ryan Beck merged with Stifel. Under the terms of the merger, BankAtlantic Bancorp and employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 2,467,600 shares of Stifel common stock, cash of $2.7 million and subject to the discussion which follows, five-year warrants to purchase an aggregate of 500,000 shares of Stifel common stock at an exercise price of $36.00 per share (the “Warrants”). The issuance of the Warrants is subject to Stifel shareholder approval. If the Stifel shareholders do not approve the issuance of Warrants, then Stifel will pay an additional $20 million in cash in lieu of the Warrants. Of the total merger consideration, BankAtlantic Bancorp’s portion is 2,377,354 shares of Stifel common stock, cash of $2.6 million and Warrants to purchase an aggregate of 481,715 shares of Stifel common stock. Stifel has agreed to register the shares of Stifel common stock issuable in connection with the merger and to grant incidental “piggy-back” registration rights. BankAtlantic Bancorp has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. As of March 31, 2007, BankAtlantic Bancorp owns approximately 16% of the issued and outstanding shares of Stifel common stock and does not have the ability to exercise significant influence over Stifel’s operations. As such, BankAtlantic Bancorp’s investment in Stifel common stock is accounted for under the cost method of accounting. Stifel common stock that can be sold within one year is accounted for as securities available for sale and Stifel common stock in which sale is restricted for more than one year is accounted for as investment securities at cost. Warrants are accounted for as derivatives. Included in the Company’s Consolidated Statement of Financial Condition as of March 31, 2007 under “securities available for sale” and “investment securities at cost” are $31.2 million and $63.6 million, respectively of Stifel common stock and included in financial instruments at fair value is $8.8 million of Warrants.
          The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the consummation of the transaction. The contingent earn-out payments, if any, will be accounted for upon receipt as additional proceeds from the exchange of Ryan Beck common stock with a corresponding increase in BankAtlantic Bancorp’s investment in Stifel. BankAtlantic Bancorp has entered into separate agreements with each individual Ryan Beck option holder in order to allocate the contingent earn-out payments.
          The table below sets forth the gain on the sale of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” (in thousands):

Consideration received:
Stifel common stock and Warrants	$107,445
Cash	2,628

Total consideration received	110,073

Net assets disposed:
Discontinued operations assets held for sale at disposal date	206,763
Discontinued operations liabilities held for sale at disposal date	(117,364)

Net assets disposed	89,399

Transaction cost	2,543

Gain on disposal of Ryan Beck before income taxes	18,131
Provision for income taxes	3,026
Noncontrolling interest	12,915

Net gain on sale of Ryan Beck, net of noncontrolling interest and income taxes	$2,190

          The table below sets forth the loss from operations of Ryan Beck included in the Company’s Consolidated Statement of Operations in “Discontinued operations” (in thousands):

	For the Two Months	For the Three
	Ended February 28,	Months Ended
	2007	March 31, 2006
Investment banking revenue	$37,836	$58,800

Non-interest expenses
Employee compensation and benefits	27,532	44,355
Occupancy and equipment	2,984	3,871
Advertising and promotion	740	1,567
Merger related costs (1)	14,263	—
Other expenses:
Professional fees	1,106	1,951
Communications	2,255	3,954
Floor broker and clearing fees	1,162	2,719
Interest expense	985	1,621
Other	1,086	1,918

Total non-interest expenses	52,113	61,956

(Loss) from Ryan Beck discontinued operations before noncontrolling interest and income taxes	(14,277)	(3,156)
Income tax benefit	(6,431)	(1,722)
Noncontrolling interest	(6,709)	(1,225)

(Loss) from Ryan Beck discontinued operations, net of noncontrolling interest and income taxes	$(1,137)	$(209)

          Merger related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
4. One-time Termination Benefits
          During March 2007, BankAtlantic Bancorp reduced its workforce by approximately 225 associates, or 8% in order to reduce operating expenses with a view to increasing future operating efficiencies. The reduction in workforce impacted every operating segment of BankAtlantic Bancorp and was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation. The following is a reconciliation of the beginning and ending balance of the employee termination benefit liability (in thousands):

Employee
Termination
Benefits
Balance at December 31, 2006	$—
Expense incurred	2,317
Amounts paid	(53)

Balance at March 31, 2007	$2,264

5. Accounting for Income Taxes
          On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company (without consideration of BankAtlantic Bancorp and Levitt) had no significant adjustment upon the adoption of this interpretation. The cumulative adjustments associated with the implementation of FIN 48 by BankAtlantic Bancorp and Levitt increased the Company’s retained earnings opening balance and decreased liabilities in the aggregate amount of $121,000 which represents the Company’s interest in BankAtlantic Bancorp and Levitt adjustments to their opening balance of retained earnings by $700,000 and $260,000, respectively. These cumulative-effect adjustments reflect the Company’s ownership interest in BankAtlantic Bancorp and Levitt and represent the difference between the net amount of assets, liabilities and noncontrolling interest recognized in the Statement of Financial Condition prior to the application of FIN 48 and the net amount of assets, liabilities and noncontrolling interest recognized as a result of applying the provisions of FIN 48.
          BFC and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries in which the Company owns less than 80% of the outstanding common stock, including BankAtlantic Bancorp and Levitt, are not included in the Company’s consolidated U.S. federal income tax return and state income tax returns. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction where such filing is required. The Company’s federal income tax returns for all years subsequent to the 2002 tax year are subject to examination. The Company is not currently under examination by any taxing authority.
          At the adoption date of FIN 48, BankAtlantic Bancorp had gross tax affected unrecognized tax benefits of $185,000 and as of March 31, 2007 BankAtlantic Bancorp’s unrecognized tax benefits were $207,000. The recognition of these tax benefits would not significantly affect BankAtlantic Bancorp’s effective tax rate.
          At the adoption date of FIN 48, Levitt had gross tax affected unrecognized tax benefits of $2.0 million of which $200,000, if recognized, would affect Levitt’s effective tax rate. There were no significant changes to these amounts during the quarter ended March 31, 2007. In the first quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of Levitt’s U.S. income tax return for 2004 and the review is anticipated to be completed by the end of 2007. As of March 31, 2007, the IRS was in the planning stage of its examination and Levitt is unable to evaluate whether additional tax payments will be required to be made upon the completion of the examination.
          The Company, including BankAtlantic Bancorp and Levitt, recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company recognized approximately $200,000 and $170,000 associated with Levitt’s recognition for the payment of interest and penalties accrued at March 31, 2007 and December 31, 2006, respectively. BankAtlantic Bancorp had no interest or tax penalties accrued related to its unrecognized tax benefits at March 31, 2007 and December 31, 2006.

6. BankAtlantic Defined Pension Plan
          At December 31, 1998, BankAtlantic froze its defined benefit pension plan (“Plan”). All participants in the Plan ceased accruing service benefits beyond that date. BankAtlantic Bancorp is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees. Under the Plan, net periodic pension (benefit) expense incurred includes the following components (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	419	407
Expected return on plan assets	(598)	(547)
Amortization of unrecognized net gains and losses	136	237

Net periodic pension (benefit) expense	$(43)	$97

          BankAtlantic did not contribute to the Plan during the three months ended March 31, 2007 and 2006. BankAtlantic is not required to contribute to the Plan for the year ending December 31, 2007.
7. Loans Receivable
          The loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Real estate loans:
Residential (1-4 family)	$2,198,648	$2,158,506
Construction and development	822,096	859,556
Commercial	1,027,214	1,071,287
Small business	191,666	186,833
Other loans:
Home equity	582,754	562,318
Commercial business	159,403	157,109
Small business — non-mortgage	99,852	98,225
Consumer loans	17,451	17,406
Deposit overdrafts	6,949	8,440
Other loans	—	425

Total gross loans	5,106,033	5,120,105
Adjustments:
Undisbursed portion of loans in process	(437,235)	(482,842)
Premiums, discounts and net deferred fees	1,955	1,306
Deferred profit on commercial real estate loans	(197)	(204)
Allowance for loan losses	(50,926)	(44,173)

Loans receivable – net	$4,619,630	$4,594,192

Allowance for Loan Losses (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$44,173	$41,830

Loans charged-off	(1,127)	(366)
Recoveries of loans previously charged-off	419	879

Net (charge-offs) recoveries	(708)	513

Provision for loan losses	7,461	163

Balance, end of period	$50,926	$42,506

          The following summarizes impaired loans (in thousands):

	March 31, 2007		December 31, 2006
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$12,957	$5,856	$325	$162
Impaired loans without specific valuation allowances	20,577	—	10,319	—

Total	$33,534	$5,856	$10,644	$162

          Impaired loans without specific reserves at March 31, 2007 include $7.5 million of performing loans.
8. Benihana Convertible Preferred Stock Investment
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
9. Real Estate Held for Development and Sale
          Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Land and land development costs	$590,833	$579,256
Construction costs	174,219	180,005
Capitalized interest and other costs	97,161	88,231
Branch facilities	1,240	—

Total	$863,453	$847,492

          At March 31, 2007 and December 31, 2006, real estate held for development and sale was reduced by approximately $32.5 million and $33.3 million of impairment reserves, respectively. As a result of the downturn in the homebuilding market, Levitt conducts an impairment review of its inventory of real estate inventory on a quarterly basis. Based on this review for the three months ended March 31, 2007 impairment charges of approximately $282,000 were recorded due to price reductions on certain bulk home sales that are expected to occur in the second quarter as well as to adjust the reserve for a land sale that occurred in April 2007 which reflected the final terms of the contract.
10. Investments in Unconsolidated Affiliates
          The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	March 31,	December 31,
	2007	2006
Investment in Bluegreen Corporation	$108,615	$107,063
Investments in joint ventures	4,174	6,983
BankAtlantic Bancorp investments in statutory business trusts	7,910	7,910
Levitt investments in statutory business trusts	2,531	2,565

	$123,230	$124,521

          The Consolidated Statements of Operations include the following amounts for investments in unconsolidated affiliates (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Equity in Bluegreen earnings (loss)	$1,744	$(49)
Equity in joint ventures earnings — Levitt	3	—
Equity in joint ventures earnings — BBX	987	670
Equity in statutory trusts earnings	159	150

Income from unconsolidated affiliates	$2,893	$771

          At March 31, 2007, Levitt owned approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. Levitt’s investment in Bluegreen is accounted for under the equity method.

          Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
Total assets	$887,382	$854,212

Total liabilities	$511,739	$486,487
Minority interest	16,336	14,702
Total shareholders’ equity	359,307	353,023

Total liabilities and shareholders’ equity	$887,382	$854,212

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues and other income	$146,882	$147,105
Cost and other expenses	136,646	139,528

Income before minority interest and provision for income taxes	10,236	7,577
Minority interest	1,634	1,022

Income before provision for income taxes	8,602	6,555
Provision for income taxes	(3,269)	(2,524)

Income before cumulative effect of change in accounting principle	5,333	4,031
Cumulative effect of change in accounting principle, net of tax	—	(4,494)

Net income (loss)	$5,333	$(463)

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
11. Other Debt
          On February 28, 2007, Core Communities of South Carolina, LLC a wholly owned subsidiary of Core Communities, LLC, in turn a wholly owned subsidiary of Levitt, entered into a $50.0 million revolving credit facility for construction financing for the development of the Tradition South Carolina master planned community. The facility is due and payable on February 28, 2009 and is subject to a one year extension upon compliance with the conditions set forth in the agreement. The loan is collateralized by 1,829 gross acres of land and the related improvements and easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities, LLC. The loan accrues interest at the bank’s prime rate and is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants.
          On March 21, 2007, Levitt and Sons, entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement. On March 21, 2007, Levitt and Sons borrowed $30.2 million under the facility and the proceeds were used to finance the intercompany sale of a 150 acre parcel in Tradition South Carolina acquired from Core Communities (by repaying outstanding acquisition indebtedness on the property owed to Core Communities) and to refinance a $15.0 million line of credit. The facility is collateralized by a mortgage on the 150 acre parcel in Tradition South Carolina and by a guarantee of Levitt. Levitt’s guarantee of the $15.0 million working capital component of the facility is secured by a pledge of Levitt’s membership interest in Levitt and Sons. The guarantee and the pledge of the membership interest can be released by payment in full of any amounts outstanding under the $15.0 million working capital component. The facility is due and payable on March 21, 2011 and may be extended for an additional year at the discretion of the financial institution at the anniversary date of the facility. Interest accrues under the facility at the Prime Rate and is payable monthly.
12. Noncontrolling Interest
          The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2007	2006
BankAtlantic Bancorp	$401,319	$411,396
Levitt	287,745	286,230
Joint Venture Partnerships	694	697

	$689,758	$698,323

13. Interest Expense
          The following table is a summary of the Company’s consolidated interest incurred and the amounts capitalized (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Interest expense	$59,236	$45,721
Interest capitalized	(13,006)	(8,509)

Interest expense, net	$46,230	$37,212

          Interest incurred relating to land under development and construction is capitalized to real estate inventory during the active development period. Interest is capitalized as a component of inventory at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. The following table is a summary of interest incurred relating to the Company’s Homebuilding & Real Estate Development segment and the amounts capitalized (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Interest incurred	$13,006	8,029
Interest capitalized to property and equipment	(450)	—
Interest capitalized to inventory	(12,556)	(8,029)

Interest expense, net	$—	—

Interest included in cost of sales	$4,425	2,594

          For fixed assets under construction, interest associated with these assets is capitalized as incurred and will be relieved to expense through depreciation once the asset is put into use.
14. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
          Commitments and financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2007	2006
BFC Activities
Guarantee agreements	$34,322	$34,396
Financial Services
Commitments to sell fixed rate residential loans	29,228	30,696
Commitments to sell variable rate residential loans	2,049	2,921
Commitments to purchase variable rate residential loans	34,587	12,000
Commitments to purchase commercial loans	20,000	57,525
Commitments to originate loans held for sale	27,089	26,346
Commitments to originate loans held to maturity	316,067	223,060
Commitments to extend credit, including the undisbursed portion of loans in process	1,082,757	890,036
Commitments to purchase branch facilities land	5,100	11,180
Standby letters of credit	55,138	67,831
Commercial lines of credit	91,474	86,992
Homebuilding & Real Estate Development
Levitt’s commitments to purchase properties for development	14,200	14,200

BFC Activities
          BFC entered into guarantee agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies in which a wholly owned subsidiary of CCC has one percent non-managing general partner interest in a limited partnership that has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC has guaranteed certain obligations on two nonrecourse loans. BFC’s maximum exposure under the guarantee agreements is estimated to be approximately $21.3 million, the full amount of the indebtedness. Based on the value of the assets securing the indebtedness, it is reasonably likely that no payment will be required by BFC under the guarantee. As non-managing general partner of the limited partnership and managing member of the limited liability companies, CCC does not control or have the ability to make major decisions without the consent of all members.
          In March 2006, BFC invested $1.0 million in a real estate limited partnership which represents an 8% limited partnership interest in the partnership. A subsidiary of CCC also has a 10% interest in the limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida and in connection with the purchase, CCC guaranteed repayment of a portion of the nonrecourse loan on the property. CCC’s maximum exposure under this guaranty agreement is $8.0 million representing approximately 37.5% of the current indebtedness of the commercial property, with the guarantee reduced based upon the performance of the property. The Company’s $1.0 million investment is included in other assets in the Company’s Consolidated Statements of Financial Condition. Based on the value of the limited partnership assets securing the indebtedness, it is reasonably likely that no payment by CCC will be required under the guarantee. CCC also separately guaranteed the payment of certain environmental indemnities and limited specific obligations of the partnership.
          A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party entered into a joint venture to purchase two commercial properties in Hillsborough County, Tampa, Florida. CCC East Tampa has a 10% interest in the joint venture and is the managing member with an initial contribution of approximately $765,500 and the unaffiliated member has a 90% interest in the joint venture having contributed approximately $6,889,500. In December 2006, the joint venture purchased the commercial properties for an aggregate purchase price of $29.8 million and in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $5.0 million each. The BFC guarantee represents approximately twenty-one percent of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements. CCC does not control or have the ability to make major decisions without the consent of all members. The $765,500 investment of CCC East Tampa is included in other assets in the Company’s Consolidated Statements of Financial Condition.
          Other than these guarantees, the remaining instruments indicated in the table are direct commitments of BankAtlantic Bancorp or Levitt and their subsidiaries.
Financial Services
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $38.7 million at March 31, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $16.4 million at March 31, 2007. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2007 and December 31, 2006 was $29,000 and $44,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

Homebuilding & Real Estate Development
          At March 31, 2007, Levitt had a commitment to purchase property for development for approximately $14.2 million. Should Levitt decide not to purchase the underlying property, its liability would be limited to the amount of the deposit, which was approximately $400,000 at March 31, 2007. There is no assurance that Levitt will consummate the purchase pursuant to the terms of the contract. Management reviews its commitments from time to time to ensure they continue to be in line with Levitt’s objectives. The following table summarizes certain information relating to this outstanding purchase contract:

	Purchase		Expected
	Price	Units	Closing
Homebuilding Division	$14.2 million	690 Units	2008
          At March 31, 2007, Levitt had outstanding surety bonds and letters of credit of approximately $112.6 million related primarily to obligations to various governmental entities to construct improvements in various communities. Levitt estimates that approximately $69.6 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn.
15. Certain Relationships and Related Party Transactions
          BFC is the controlling shareholder of BankAtlantic Bancorp and Levitt. BFC also has a direct non-controlling interest in Benihana and, through Levitt, an indirect ownership interest in Bluegreen. The majority of BFC’s voting capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President, and by the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BankAtlantic Bancorp and Levitt, and directors of Bluegreen. The Company’s Vice Chairman is also a director of Benihana.
          The following table presents BFC, BankAtlantic Bancorp, Levitt and Bluegreen related party transactions at March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. Such amounts were eliminated in the Company’s consolidated financial statements (in thousands).

		BankAtlantic
	BFC	Bancorp	Levitt	Bluegreen
For the three months ended March 31, 2007 (a) (b)

Shared service income (expense)	$720	$(354)	$(261)	$(105)
Interest income (expense) from cash balance/securities sold under agreements to repurchase	$11	$(51)	$40	$—
For the three months ended March 31, 2006 (a) (b)

Shared service income (expense)	$506	$(140)	$(302)	$(64)
Interest income (expense) from cash balance/securities sold under agreements to repurchase	$10	$(152)	$142	$—

At March 31, 2007 (a) (b)

Cash and cash equivalents and (securities sold under agreements to repurchase)	$1,256	$(3,949)	$2,693	$—
Shared service receivable (payable)	$527	$(173)	$(261)	$(93)
At December 31, 2006 (a) (b)

Cash and cash equivalents and (securities sold under agreements to repurchase)	$996	$(5,547)	$4,551	$—
Shared service receivable (payable)	$312	$(142)	$(107)	$(63)

(a)	Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations. The costs of shared services are allocated based upon the usage of the respective services. Also as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

(b)	BFC and Levitt entered into securities sold under agreements to repurchase (“Repurchase Agreements”) with BankAtlantic and the balance in those accounts in the aggregate was approximately $3.9 million and $5.5 million at March 31, 2007 and December 31, 2006, respectively. Interest in connection with the Repurchase Agreements was approximately $51,000 and $152,000 for the three months ended March 31, 2007 and 2006, respectively. These transactions have similar terms as BankAtlantic repurchase agreements with unaffiliated third parties.
          BankAtlantic Bancorp in prior periods issued options to acquire shares of its Class A common stock to employees of Levitt. Additionally, employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of its stock option plans, not to cancel the stock options held by these former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the three months ended March 31, 2007 and 2006, certain of these BankAtlantic Bancorp former employees exercised 13,062 options for each period ended to acquire BankAtlantic Bancorp’s Class A common stock at a weighted average exercise price of $8.56 and $2.97, respectively.
          Options outstanding to BankAtlantic Bancorp former employees, who are now employees of BFC and Levitt consisted of the following as of March 31, 2007:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	288,536	$9.62
Options nonvested	154,587	$12.32
          During the year ended December 31, 2006, BankAtlantic Bancorp issued to BFC employees that perform services for its options to acquire 50,300 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $14.69. These options vest in five years and expire ten years from the grant date. The Company recorded $13,000 and $0 of service provider expense for the three months ended March 31, 2007 and 2006, respectively.
          In March 2007 Mr. Abdo, the Company’s Vice Chairman, paid in full his outstanding loan balance of $425,000 in connection with funds borrowed in July 2002 on a recourse basis.
          Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities in which the Company holds investments.
          Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,294 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to be controlling shareholder with beneficial ownership of approximately 44.5% of Florida Partners Corporation and is also a member of its Board of Directors.

16. (Loss) Earnings Per Common Share
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
          The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation for the three months ended March 31, 2007 and 2006 (in thousands, except per share data).

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2007	2006
Basic (loss) earnings per common share
Numerator:
(Loss) from continuing operations allocable to common stock	$(1,768)	$(278)
Discontinued operations, net of taxes	1,053	(209)

Net (loss) allocable to common shareholders	$(715)	$(487)

Denominator:
Weighted average number of common shares outstanding	35,837	35,085
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	33,444	32,692

Basic (loss) earnings per common share:
(Loss) per share from continuing operations	$(0.05)	$(0.01)
Earnings (loss) per share from discontinued operations	0.03	—

Basic (loss) per common share	$(0.02)	$(0.01)

Diluted (loss) earnings per common share
Numerator
(Loss) from continuing operations allocable to common stock	$(1,768)	$(278)
Effect of securities issuable by subsidiaries	(11)	(38)

(Loss) from continuing operations allocable to common stock — diluted	$(1,779)	$(316)

Discontinued operations, net of taxes	$1,053	$(209)
Effect of securities issuable by subsidiaries	—	—

Discontinued operations, net of taxes – diluted	$1,053	$(209)

Net (loss) allocable to common shareholders – diluted	$(726)	$(525)

Denominator
Basic weighted average number of common shares outstanding	33,444	32,692
Common stock equivalents resulting from stock based compensation	—	—

Diluted weighted average shares outstanding	33,444	32,692

Diluted (loss) earnings per common share
(Loss) per share from continuing operations	$(0.05)	$(0.01)
Earnings (loss) per share from discontinued operations	0.03	(0.01)

Diluted (loss) per common share	$(0.02)	$(0.02)

     For the three months ended March 31, 2007 and 2006 1,161,567 and 1,674,681, respectively, of options to acquire shares of common stock were anti-dilutive.

17. Parent Company Financial Information
          The accounting policies of BFC’s Parent Company are generally the same as those described in the summary of significant accounting policies appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s investments in venture partnerships, BankAtlantic Bancorp, Levitt Corporation and wholly-owned subsidiaries in the Parent Company’s financial statements are presented under the equity method of accounting.
          BFC’s parent company unaudited Condensed Statements of Financial Condition at March 31, 2007 and December 31, 2006, unaudited Condensed Statements of Operations for the three months ended March 31, 2007 and 2006 and unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2007 and 2006 are shown below (in thousands):
BFC Financial Corporation
Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	March 31,	December 31,
	2007	2006
Assets

Cash and cash equivalents	$15,910	$17,815
Investment securities	2,211	2,262
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	904	908
Investment in BankAtlantic Bancorp, Inc.	113,658	113,586
Investment in Levitt Corporation	57,301	57,009
Investment in and advances to wholly owned subsidiaries	2,056	1,525
Loans receivable	1,987	2,157
Other assets	2,516	2,261

Total assets	$216,543	$217,523

Liabilities and Shareholders’ Equity

Advances from and negative basis in wholly owned subsidiaries	$1,373	$1,290
Other liabilities	6,636	7,351
Deferred income taxes	31,727	31,297

Total liabilities	39,736	39,938

Total shareholders’ equity	176,807	177,585

Total liabilities and shareholders’ equity	$216,543	$217,523

BFC Financial Corporation
Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2007	2006
Revenues	$559	$573
Expenses	1,914	2,220

(Loss) before earnings (loss) from subsidiaries	(1,355)	(1,647)
Equity from (loss) earnings in BankAtlantic Bancorp	(477)	1,404
Equity from earnings (loss) in Levitt	208	(109)
Equity from earnings (loss) in other subsidiaries	15	(32)

Loss before income taxes	(1,609)	(384)
Benefit for income taxes	(29)	(294)

Loss from continuing operations	(1,580)	(90)
Equity in subsidiaries’ discontinued operations, net of tax	1,053	(209)

Net (loss)	(527)	(299)
5% Preferred Stock dividends	188	188

Net (loss) allocable to common stock	$(715)	$(487)

BFC Financial Corporation
Parent Company Statements of Cash Flow- Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2007	2006
Operating Activities:
Net (loss)	$(527)	$(299)
Decrease in other operating activities	(1,078)	(1,577)

Net cash used in operating activities	$(1,605)	$(1,876)

Investing Activities:
Investment in real estate limited partnership	—	(1,000)

Net cash used in investing activities	—	(1,000)

Financing Activities:
Payment of the minimum withholding tax upon the exercise of stock options	—	(4,155)
Payment for offering cost	(112)	—
5% Preferred Stock dividends paid	(188)	(188)

Net cash used in financing activities	(300)	(4,343)

Decrease in cash and cash equivalents	(1,905)	(7,219)
Cash at beginning of period	17,815	26,683

Cash at end of period	$15,910	$19,464

Supplementary disclosure of non-cash investing and financing activities
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$(234)	$(454)
( Increase) decrease in accumulated other comprehensive loss, net of taxes	(208)	167
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	—	4,155
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	121	—
          Cash dividends received from subsidiaries for the three months ended March 31, 2007 and 2006 were $607,000 and $568,000, respectively.

18. Litigation
          On February 28, 2007 and March 1, 2007, two identical complaints were filed in the 17th Judicial Circuit in and for Broward County, Florida against the Company, Levitt Corporation (“Levitt”) and the members of Levitt’s Board of Directors in (i) Samuel Flamholz, on behalf of himself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp. and (ii) Elaine Mount, on behalf of herself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp., respectively. Each complaint relates to the previously reported definitive merger agreement entered into by the Company and Levitt, pursuant to which Levitt would, if the merger is consummated, become a wholly-owned subsidiary of the Company. The complaints allege that the members of Levitt’s Board of Directors breached their fiduciary duty to Levitt’s minority shareholders by approving the merger agreement with the Company. However, the merger will be consummated only if, as required by Florida law, it is approved by the holders of a majority of the outstanding shares of Levitt’s Class A Common Stock (of which the Company holds only approximately 11%) and, as required by the terms of the merger agreement, it is approved by the holders of a majority of Levitt’s Class A Common Stock voted at the meeting without counting the shares of Levitt’s Class A Common Stock voted by the Company. In both complaints, the plaintiffs seek to enjoin the merger or, if it is completed, to rescind it. The Company believes the lawsuits are without merit.
19. Agreement to Acquire Levitt
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

20. New Accounting Pronouncements
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
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument by instrument basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company expects to implement the Statement as of January 1, 2008 and management believes that the adoption of SFAS No. 159 will not have a significant impact on the Company’s consolidated financial statements.
          In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate , for Sales of Condominiums”, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning January 1, 2008). The effect of this EITF is not expected to have a material impact on the Company’s consolidated financial statements.
21. Subsequent Events
          On March 28, 2007, the Company filed a registration statement on Form S-3 for a proposed underwritten public offering of up to 11,500,000 shares of the Company’s Class A Common Stock. The Company intends to use the proceeds of this offering to support Levitt and for general corporate purposes.
          On May 1, 2007, Levitt’s Registration Statement on Form S-3 for the offering from time to time of up to $200 million of subordinated investment notes was declared effective by the SEC. No subordinated investment notes have been sold to date, and there is no assurance that the full $200 million of subordinated investment notes, if any, will be sold.
          On May 7, 2007, Levitt filed a Registration Statement on Form S-3 in connection with a proposed distribution to Levitt’s shareholders of rights to purchase up to $200 million of additional shares of Levitt’s Class A Common Stock. In the event that Levitt’s or BFC’s shareholders do not approve the merger between Levitt and BFC or such merger is not consummated for any reason, Levitt expects to proceed with the rights offering. Levitt will not proceed with the rights offering if the merger is consummated.

BFC Financial Corporation
Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Overview
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2007 and 2006.
          BFC Financial Corporation (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC is typically a long-term, “buy and hold” investor whose direct and indirect, diverse ownership interests span a variety of business sectors, including consumer and commercial banking; homebuilding; development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and family dining business, and real estate investment banking and investment services. BFC’s current major holdings include BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) (NYSE: BBX) and its subsidiary, BankAtlantic, BankAtlantic Bancorp’s 16% ownership in Stifel Financial Corp. (NYSE: SF); Levitt Corporation (“Levitt”) (NYSE: LEV), which includes its subsidiaries Levitt and Sons, LLC™ (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”); Levitt Corporation’s 31% ownership in Bluegreen Corporation (“Bluegreen”) (NYSE: BXG); a minority interest in the national restaurant chain, Benihana, Inc. (Nasdaq: BNHN) and Cypress Creek Capital, Inc. (“CCC”), a wholly-owned subsidiary of BFC. Although BFC’s current holdings primarily consist of minority positions, it’s more recent strategy is to focus on investments with an 80-100% ownership potential. As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require BFC to consolidate the financial results of these companies. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 22.07% and 16.61%, respectively, which results in BFC recognizing 22.07% and 16.61% of BankAtlantic Bancorp’s and Levitt’s net income or loss, respectively. The portion of income or loss in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements.
          As of March 31, 2007, we had total consolidated assets of approximately $7.5 billion, including the assets of our consolidated subsidiaries, noncontrolling interest of $689.8 million and shareholders’ equity of approximately $176.8 million.

          BFC’s ownership in BankAtlantic Bancorp and Levitt as of March 31, 2007 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	15.16%	8.03%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	22.07%	55.03%

Levitt
Class A Common Stock	2,074,243	11.15%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.61%	52.91%
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
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, homebuilding, resort development and vacation ownership, restaurant industries and real estate investment banking and services, while other factors apply directly to us. These included, but are not limited to, risks and uncertainties associated with BFC:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that BFC may not have sufficient available cash to make desired investments or to fund operations;

•	that BFC shareholders’ interests may be diluted in transactions utilizing BFC stock for consideration and investments in its subsidiaries may be diluted by transactions entered into by the subsidiaries;

•	that the performance of entities in which the Company holds interests may not be as anticipated;

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made; and

•	that appropriate investment opportunities on reasonable terms and at reasonable prices may not be available.
          With respect to BankAtlantic Bancorp the risks and uncertainties that may affect BankAtlantic Bancorp are:

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic’s loans, of changes in the real estate markets in BankAtlantic trade areas, and where BankAtlantic’s collateral is located;

•	the quality of BankAtlantic’s loans including residential land acquisition and development loans and other loans secured by real estate in Florida and conditions specifically in that market sector;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including the impact on the BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on BankAtlantic Bancorp activities and the value of its assets;

•	BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their cost; the success of expenses discipline initiatives;

•	any change in regulatory policy, specifically restrictions on transactions fees charged to customers;

•	BankAtlantic’s new store expansion program, successfully opening the anticipated number of new stores in 2007 and achieving growth and profitability at the stores;

•	the impact of periodic testing of goodwill and other intangible assets for impairment; and

•	that past performance, actual or estimated new account openings and growth rates may not be indicative of future results.
          Additionally, BankAtlantic Bancorp acquired a significant investment in Stifel Financial Corp (“Stifel”) equity securities in connection with the merger of Ryan Beck Holdings, Inc. with Stifel, subjecting BankAtlantic Bancorp to the risk of fluctuations in the value of Stifel shares and warrants. .
          With respect to Levitt Corporation (“Levitt”), the risks and uncertainties that may affect Levitt are:
•	the impact of economic, competitive and other factors affecting Levitt and its operations;

•	the market for real estate in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins and the fair value of Levitt’s real estate inventory;

•	the accuracy of the estimated fair value of Levitt’s real estate inventory and the potential for further impairment charges;

•	cancellations of existing sales contracts and the ability to consummate sales contracts included in Levitt’s backlog;

•	the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales;

•	the need to offer additional incentives or discounts to buyers to generate sales;

•	the effects of increases in interest rates;

•	Levitt’s ability to timely deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency;

•	Levitt’s ability to maintain sufficient liquidity in the event of a prolonged downturn in the housing market; and

•	Levitt’s success at managing the risks involved in the foregoing.
          In addition to the risks and factors identified above and elsewhere in this document, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not all inclusive.

Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The ten accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations (vi) the valuation of real estate held for development and sale (vii) the valuation of equity method investments, (vii) accounting for uncertain tax positions; (ix) accounting for contingencies; and (x) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies (except for the accounting for uncertain tax positions which is described below) see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Accounting for Uncertain Tax Positions
          The Company accounts for uncertain tax positions in accordance with FIN 48. An uncertain tax position is defined by FIN 48 as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the Consolidated Statements of Financial Condition and the Consolidated Statements of Operations.

Summary of Consolidated Results of Operations by Segment
The table below sets forth the Company’s primary business segments results of operations (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
BFC Activities	$(1,313)	$(1,723)
Financial Services	(2,204)	8,022
Homebuilding & Real Estate Development	1,250	(660)

	(2,267)	5,639
Noncontrolling interest	(687)	5,729

Loss from continuing operations	(1,580)	(90)
Discontinued operations, less noncontrolling interest and income tax	1,053	(209)

Net loss	(527)	(299)
5% Preferred Stock dividends	(188)	(188)

Net (loss) allocable to common shareholders	$(715)	$(487)

          The Company reported a net loss of $527,000 for the three months ended March 31, 2007 as compared to a net loss of $299,000 in 2006. Included in 2007 is $1.1 million of income and included in 2006 is $209,000 of loss from discontinued operations, net of noncontrolling interest and income taxes, associated with Ryan Beck which was sold by BankAtlantic Bancorp to Stifel as described in note 3.
          The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Convertible Preferred Stock.
          The results of operations from continuing operations of our business segments and related matters are discussed below.

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
          The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana convertible preferred stock and other securities and investments, advisory fee income and operating expenses from CCC, interest income from loans receivable and income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes (benefit) including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp and Levitt are included in our Financial Services and Homebuilding & Real Estate Development segments, respectively
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months		Change
	Ended March 31,		2007 vs.
(In thousands)	2007	2006	2006
Revenues
Interest and dividend income	$509	$570	$(61)
Other income, net	1,627	1,004	623

	2,136	1,574	562

Cost and Expenses
Interest expense	12	12	—
Employee compensation and benefits	2,744	2,437	307
Other expenses	722	840	(118)

	3,478	3,289	189

Loss before income taxes	(1,342)	(1,715)	373
(Benefit) provision for income taxes	(29)	8	(37)
Noncontrolling interest	(3)	1	(4)

Loss from continuing operations	(1,310)	(1,724)	414
          The 62% increase in other income during the three months ended March 31, 2007 as compared to the same period in 2006 was primarily related to advisory fees earned by CCC of approximately $799,000 in 2007 as compared to $246,000 in 2006.
          The increase in employee compensation and benefits of 13% during the three months ended March 31, 2007 as compared to the same period in 2006 was primarily due to an increase in CCC bonus payments of approximately $212,000, as well as an increase in the overall level of compensation.
          The BFC Activities segment includes our provision (benefit) for income taxes including the tax provision (benefit) relating to our earnings (loss) from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements. The Company’s income tax provision (benefit) on a quarterly basis is estimated based on the Company’s estimated annual effective rate for the year 2007 and 2006.

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
          The following unaudited pro forma condensed combined financial statements present the pro forma combined financial position and results of operations of BFC, with Levitt as its wholly-owned subsidiary, based upon the historical financial statements of BFC and Levitt, after giving effect to the merger and adjustments described in the accompanying footnotes, and are intended to reflect the impact of the merger on BFC. The unaudited pro forma condensed combined financial statements are based upon and have been developed from the historical audited consolidated financial statements of BFC contained in its Annual Report on Form 10-K for the year ended December 31, 2006 and the historical audited consolidated financial statements of Levitt contained in its Annual Report on Form 10-K for the year ended December 31, 2006. The unaudited pro forma condensed combined financial statements are prepared using the purchase method of accounting, with BFC treated as the acquiror and as if the merger had been consummated on March 31, 2007, for purposes of preparing the unaudited pro forma condensed combined balance sheet as of March 31, 2007, and on January 1, 2007 and 2006, for purposes of preparing the unaudited pro forma condensed combined statements of operations for three months ended March 31, 2007 and for the year ended December 31, 2006.
          The following unaudited pro forma condensed combined financial statements are provided for illustrative purposes only and do not purport to represent what the actual consolidated results of operations or the actual consolidated financial position of BFC would have been had the merger occurred on the dates assumed, nor are they necessarily indicative of the future consolidated results of operations or consolidated financial position of BFC following the merger. The unaudited pro forma condensed combined financial statements should be read in conjunction with the separate historical consolidated financial statements and accompanying notes of BFC and Levitt.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF MARCH 31, 2007
(In thousands, except for share data)

		Pro forma
		Adjustments
	Consolidated	(a)		Pro forma
ASSETS
Cash and cash equivalents	$204,609	$—		$204,609
Securities available for sale (at fair value)	677,836	—		677,836
Investment securities (approximate fair value: $291,137)	293,560	—		293,560
Tax certificates net of allowance of $3,782	157,062	—		157,062
Federal Home Loan Bank stock, at cost which approximates fair value	69,503	—		69,503
Loans receivable, net of allowance for loan losses of $50,926	4,619,630	—		4,619,630
Residential loans held for sale	6,235	—		6,235
Real estate held for development and sale	863,453	(79,045	)(b)	784,408
Real estate owned	23,135	—		23,135
Investments in unconsolidated affiliates	123,230	(13,433	)(c)	109,797
Properties and equipment, net	317,369	(10,142	)(d)	307,227
Goodwill and other intangibles	76,937	—		76,937
Deferred income tax asset	—	55,891	(e)	55,891
Other assets	82,940	(6,888	)(f)	76,052

Total assets	$7,515,499	$(53,616)		$7,461,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$1,031,628	$—		$1,031,628
Interest bearing deposits	3,053,394	—		3,053,394

Total deposits	4,085,022	—		4,085,022
Customer deposits on real estate held for sale	32,358	—		32,358

Advances from FHLB	1,297,055	—		1,297,055
Short term borrowings	119,513	—		119,513
Subordinated debentures, notes and bonds payable and junior subordinated debentures	964,729	485	(g)	965,214
Deferred tax liabilities, net	5,943	(5,943	)(e)	(0)
Other liabilities	144,314	—		144,314

Total liabilities	6,648,934	(5,458)		6,643,476

Noncontrolling interest	689,758	(287,745)		402,013

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2006 and 2005	—	—		—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,755,904 as adjusted, 66,289,857 shares issued and outstanding, pro forma	266	375		641
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,090,652	69	—		69
Additional paid-in capital	93,934	239,212		333,146
Retained earnings	81,295	—		81,295

Total shareholders’ equity before accumulated other comprehensive income	175,564	239,587	(h)	415,151
Accumulated other comprehensive income	1,243	—		1,243

Total shareholders’ equity	176,807	239,587		416,394

Total liabilities and shareholders’ equity	$7,515,499	(53,616)		$7,461,883

(a)	Pro forma adjustments represent BFC’s acquisition of 83.4% of the difference in the estimated fair value of Levitt’s net assets after allocation of negative goodwill as compared to the corresponding book value. Negative goodwill resulted from the estimated fair value of acquired net assets exceeding the assumed purchase price (see footnote h). Negative goodwill was allocated to various non-financial assets on a pro-rata basis to reduce the estimated fair value of such assets. Estimated fair values of Levitt’s net assets upon consummation of the merger may be different than as assumed herein due to fluctuations in the value of the net assets over time.

(b)	Represents a decrease of $99.9 million associated with the allocation of negative goodwill, partially offset by an increase of approximately $20.9 million to its estimated fair value. .

(c)	Represents a decrease of $13.4 million associated with the allocation of $12.5 million in negative goodwill and a decrease of approximately $971,000 based upon the estimated total market value of the investment in Bluegreen common stock at March 30, 2007. The estimated total market value of the investment in Bluegreen was determined by multiplying the closing price of Bluegreen common stock on March 30, 2007 by the number of shares owned.

(d)	Represents the allocation of negative goodwill.

(e)	Represents the reversal of BFC’s deferred tax liability of $19.4 million associated with Levitt’s undistributed earnings and the deferred tax consequences of basis differences created by purchase accounting (approximately $42.4 million.) Basis differences arise between the historical tax basis of Levitt’s net assets as compared to the book value of such assets recorded in purchase accounting which resulted in reclassifying $55.9 million from deferred tax liability to deferred tax asset. The deferred tax asset was computed using an income tax rate of 38.575%.

(f)	Represents write-off of debt financing costs of $5.3 million and allocation of negative goodwill of $1.6 million.

(g)	Represents the estimated fair value of debt obligations based upon current borrowing rates for similar types of borrowing arrangements.

(h)	The assumed purchase price of $239.6 million represents the value of consideration for the merger, including the shares of BFC’s Class A Common Stock exchanged in the merger and cash consideration paid for costs associated with the merger. The value of BFC shares exchanged was calculated at $6.25, determined using the average of the closing prices of BFC’s Class A Common Stock for a few days prior and subsequent to January 30, 2007, the date the terms of the merger agreement were finalized and announced.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND FOR THE YEAR ENDED DECEMBER 31, 2006
(In thousands, except for per share data)

	For the Three Months Ended March 31, 2007				For the Year Ended December 31, 2006
		Pro forma				Pro forma
		Adjust-				Adjust-
	Reported	ments		Pro forma	Reported	ments	Pro forma
Revenues
BFC Activities
Interest and dividend
income	$499			$499	$2,249		$2,249
Other income	951			951	1,433		1,433

	1,450	—		1,450	3,682	—	3,682

Financial Services
Interest and dividend income	93,540			93,540	367,177		367,177
Service charges on deposits	24,595			24,595	90,472		90,472
Other service charges and fees	7,033			7,033	27,542		27,542
Other income	3,939			3,939	22,555		22,555

	129,107	—		129,107	507,746	—	507,746

Homebuilding & Real Estate Development
Sales of real estate	141,742			141,742	566,086		566,086
Interest and dividend income	553			553	2,474		2,474
Other income	4,117			4,117	14,592		14,592

	146,412	—		146,412	583,152	—	583,152

Total revenues	276,969	—		276,969	1,094,580	—	1,094,580

Costs and Expenses
BFC Activities
Interest expense	13			13	30		30
Employee compensation and benefits	2,744			2,744	9,407		9,407
Other expenses	661			661	2,933		2,933

	3,418	—		3,418	12,370	—	12,370

Financial Services
Interest expense, net of interest capitalized	46,217			46,217	166,578		166,578
Provision for loan losses	7,461			7,461	8,574		8,574
Employee compensation and benefits	41,090			41,090	150,804		150,804
Occupancy and equipment	15,944			15,944	57,308		57,308
Advertising and promotion	5,858			5,858	35,067		35,067
Other expenses	16,208			16,208	55,980		55,980

	132,778	—		132,778	474,311	—	474,311

Homebuilding & Real Estate Development
Cost of sales of real estate	112,908			112,908	482,961		482,961
Selling, general and administrative expenses	32,645			32,645	120,017		120,017
Other expenses	482			482	3,677		3,677

	146,035	—		146,035	606,655	—	606,655

Total costs and expenses	282,231	—		282,231	1,093,336	—	1,093,336

Equity earnings from unconsolidated affiliates	2,893			2,893	10,935		10,935

(Loss) income before income taxes and noncontrolling interest	(2,369)	—		(2,369)	12,179	—	12,179
Benefit for income taxes	(102)			(102)	(528)		(528)
Noncontrolling interest	(687)	(1,043	)(a)	(1,730)	13,404	7,643 (a)	21,047

(Loss) from continuing operations	(1,580)	1,043		(537)	(697)	(7,643)	(8,340)
Discontinued operation less income tax provision (benefit) of $3,405 in 2007 and $(8,958) in 2006 and noncontrolling interest	1,053	—		1,053	(1,524)	—	(1,524)

Net (loss) income	(527)	1,043		516	(2,221)	(7,643)	(9,864)
5% Preferred Stock dividends	(188)			(188)	750		750

Net (loss) income allocable to common stock	$(715)	1,043		$328	$(2,971)	(7,643)	$(10,614)

Diluted weighted average number of common shares outstanding	33,444	37,534	(b)	70,978	33,249	37,543 (b)	70,783

Diluted (loss) earnings per common share	$(0.02)			$0.01	$(0.10)		$(0.15)

(a)	Elimination of non-controlling interest for the three months ended March 31, 2007 and for the year ended December 31, 2006.

(b)	Represents shares of Class A Common Stock that will be issued to Levitt shareholders if the proposed merger with Levitt is consummated.

Liquidity and Capital Resources of BFC
          The following represents cash flow information for the BFC Activities segment.

	For the Three Months Ended
	March 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$(1,896)	$(1,415)
Investing activities	607	(432)
Financing activities	(306)	(4,347)

Decrease in cash and cash equivalents	(1,595)	(6,194)
Cash and cash equivalents at beginning of period	18,176	26,806

Cash and cash equivalents at end of period	$16,581	$20,612

          The primary sources of funds to the BFC Activities segment for the three months ended March 31, 2007 and 2006 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Dividends from BankAtlantic Bancorp and Levitt;

•	Dividends from Benihana;

•	Revenues from CCC advisory fees;

•	Revenues from shared services activities;

•	Principal and interest payments on loans receivable.
          Funds were primarily utilized by BFC to:
•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock; and

•	Fund BFC’s operating and general and administrative expenses.
          On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. The Company plans to fund the share repurchase program primarily through existing cash balances. No shares were repurchased during the quarter ended March 31, 2007.
          BFC has a $14.0 million revolving line of credit that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. In September 2006, the loan documents were modified to extend the maturity date to June 15, 2007 and secure the loan by pledging 1,716,771 shares of BankAtlantic Bancorp Class A Common Stock. At March 31, 2007, no amounts were drawn under this revolving line of credit.
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
          The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to

OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At March 31, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.041 per share on its Class A and Class B Common Stock. During the three months ended March 31, 2007, the Company received approximately $541,000 in dividends from BankAtlantic Bancorp.
          Levitt has paid a quarterly dividend to its shareholders since July 2004. Levitt’s most recent quarterly dividend was $0.02 per share on its Class A and Class B common stock which resulted in the Company receiving approximately $66,000 during the three months ended March 31, 2007. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition.
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. It is anticipated the Company will receive approximately $250,000 per quarter. If the Company were to convert its investment in Benihana, it would represent 1,052,632 shares of Benihana Class A Common Stock. At March 31, 2007 the aggregate market value of such shares would have been $29.7 million.
          BFC entered into guarantee agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies in which a wholly owned subsidiary of CCC has an interest. Pursuant to the guarantee agreements, BFC has guaranteed certain obligations on two nonrecourse loans. BFC’s maximum exposure under the guaranty agreements is estimated to be approximately $21.3 million, the full amount of the indebtedness. Based on the value of the assets securing the indebtedness, it is reasonably likely that no payment will be required by BFC under the guarantee.
          In March 2006, BFC invested $1.0 million in a real estate limited partnership which represents an 8% limited partnership interest in the partnership. A subsidiary of CCC also has a 10% interest in the limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida and in connection with the purchase, CCC guaranteed repayment of a portion of the nonrecourse loan on the property. CCC’s maximum exposure under this guaranty agreement is $8.0 million representing approximately 37.5% of the current indebtedness of the commercial property, with the guarantee reduced based upon the performance of the property. Based on the value of the limited partnership assets securing the indebtedness, it is reasonably likely that no payment by CCC will be required under the guarantee. CCC also separately guaranteed the payment of certain environmental indemnities and specific obligations of the Partnership.
          A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party entered into a joint venture which in November 2006 purchased two commercial properties in Hillsborough County, Tampa, Florida. CCC East Tampa made an initial contribution of approximately $765,500 and has a 10% interest in the joint venture. The unaffiliated member has a 90% interest in the joint venture having made an initial contribution of approximately $6.9 million. In December 2006, the joint venture purchased the commercial properties for an aggregate purchase price of $29.8 million and in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $5.0 million each. The BFC guarantee represents approximately twenty-one percent of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, it is reasonably likely that no payment will be required under the agreements.
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

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total consolidated assets at March 31, 2007 and December 31, 2006 were $7.5 billion and $7.6 billion, respectively. The material changes in the composition of total assets from December 31, 2006 to March 31, 2007 are summarized below:
•	an increase in cash and cash equivalents of approximately $3.5 million was primarily due to Levitt’s higher cash balances resulting from financing activities. This increase in cash and cash equivalents was partially offset by a decline in cash and cash equivalents at BankAtlantic Bancorp which resulted from the use of short term investments to fund its Class A common stock repurchase program and a decrease in BFC cash balance of $1.6 million due to the use of funds for operating activities;

•	increase in securities available for sale at BankAtlantic Bancorp reflecting Stifel common stock received upon the sale of Ryan Beck partially offset by the sale of equity securities held by BankAtlantic Bancorp to fund its Class A common stock repurchase program;

•	increase in BankAtlantic Bancorp investment securities at cost resulting from Stifel equity securities received as merger consideration upon the sale of Ryan Beck;

•	decrease in BankAtlantic tax certificate balances primarily due to redemptions of non-Florida tax certificates;

•	lower investment in BankAtlantic FHLB stock related to repayments of FHLB advances;

•	increase in BankAtlantic loan receivable balances associated with higher purchased residential and home equity loan balances partially offset by lower commercial real estate loan balances;

•	a net increase in Levitt’s inventory of real estate resulting from increases in land development and construction costs;

•	increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives and Levitt’s investment in commercial properties under construction, as well as an increase in Levitt’s master planned communities infrastructure, and

•	decrease in discontinued operations assets held for sale reflecting BankAtlantic Bancorp’s sale of Ryan Beck to Stifel.
          The Company’s total liabilities at March 31, 2007 and December 31, 2006 were $6.6 billion and $6.7 billion. The components are summarized below:
•	higher non-interest-bearing deposit balances at BankAtlantic due to an increase in free checking account balances associated with “Florida’s Most Convenient Bank” initiatives;

•	higher interest-bearing deposit balances at BankAtlantic primarily associated with increased higher yield saving, interest-bearing checking and certificate of deposit balances partially offset by lower money market account balances;

•	a decrease in FHLB advances and short term borrowings at BankAtlantic due to deposit growth and a decline in earning assets;

•	a net increase in Levitt’s notes and mortgage notes payable of $56.1 million, primarily related to project debt associated with development activities;

•	a decrease of $10.3 million in customer deposits associated with Levitt’s declining homebuilding backlog;

•	a net decrease in Levitt’s other accrued liabilities primarily attributable to decreases in incentive, construction and professional service fees accruals;

•	a decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel on February 28, 2007; and

•	a decrease in deferred tax liabilities primarily resulting from BankAtlantic increase in the allowance for loan losses.
Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2007	2006
BankAtlantic Bancorp	$401,319	$411,396
Levitt	287,745	286,230
Joint Venture Partnerships	694	697

	$689,758	$698,323

NEW ACCOUNTING PRONOUNCEMENTS.
          See note 20 of our unaudited consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

Financial Services
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
          “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2007 and 2006, respectively. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans, of changes in the real estate markets in our trade area, and where our collateral is located; the quality of our loans, including specifically residential land acquisition and development loans and other loans also secured by real estate in Florida and conditions specifically in that market sector; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their costs; the success of our expenses discipline initiatives; any change in regulatory policy, specifically restrictions on transactions fees charged to customers; BankAtlantic’s new store expansion program, successfully opening the anticipated number of new stores in 2007 and achieving growth and profitability at the stores; and the impact of periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Additionally, we acquired a significant investment in Stifel Financial Corp (“Stifel”) equity securities in connection with the merger of Ryan Beck Holdings, Inc. with Stifel, subjecting us to the risk of fluctuations in the value of Stifel shares and warrants. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material

Financial Services (Continued)
estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The eight accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations (vi) accounting for uncertain tax positions; (vii) accounting for contingencies; and (viii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies other than the accounting for uncertain tax positions, which is described below, see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Accounting for Uncertain Tax Positions
     The Company accounts for uncertain tax positions in accordance with FIN 48. An uncertain tax position as defined by FIN 48 as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the Consolidated Statements of Financial Condition and the Consolidated Statements of Operations.
Consolidated Results of Operations
          (Loss) income from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended March 31,
(In thousands)	2007	2006	Change
BankAtlantic	$639	$10,163	$(9,524)
Parent Company	(2,843)	(2,141)	(702)

Net (loss) income	$(2,204)	$8,022	$(10,226)

For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
          Income from continuing operations decreased 127.5% to a $2.2 million net loss during the 2007 quarter, from net income of $8.0 million for the 2006 quarter. The decline in BankAtlantic’s earnings resulted from higher expenses associated with BankAtlantic’s store expansion initiatives and costs related to a reduction in personnel. BankAtlantic’s earnings were also negatively impacted by lower net interest income and an increase in the provision for loan losses, each of which reflects current economic conditions impacting us and financial institutions generally. The increase in the Parent Company’s net loss resulted from a $1.5 million loss associated with the change in value of warrants to acquire Stifel common stock acquired in connection with the Ryan Beck merger transaction and higher interest expense from junior subordinated debenture borrowings due to higher short-term interest rates during the 2007 quarter compared to the same 2006 quarter.
          BankAtlantic increased its provision for loan losses by $7.3 million during the 2007 quarter compared to the

Financial Services (Continued)
2006 quarter. This increase primarily resulted from higher loan loss reserves required for residential land acquisition and development loans in our portfolio based upon the impact on the credit quality of those loans of the deteriorating residential real estate market in Florida. BankAtlantic’s net interest income declined by $3.1 million reflecting an increase in cost of funds due to growth in higher cost deposit products, lower levels of higher yielding earning assets and higher short-term interest rates. The increase in BankAtlantic non-interest expenses primarily resulted from BankAtlantic’s store expansion program and a $2.6 million charge due to a reduction in workforce in March 2007.
BankAtlantic Results of Operations
Net interest income

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2007				March 31, 2006
(In thousands)	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate

Total loans	$4,650,519	79,587		6.85	$4,610,055	75,386		6.54
Investments — tax exempt	396,374	5,802	(1)	5.85	393,159	5,731	(1)	5.83
Investments — taxable	619,614	9,696		6.26	588,072	8,233		5.60

Total interest earning assets	5,666,507	95,085		6.71%	5,591,286	89,350		6.39%

Goodwill and core deposit intangibles	77,138				78,693
Other non-interest earning assets	426,061				355,868

Total Assets	$6,169,706				$6,025,847

Deposits:
Savings	$529,435	2,570		1.97%	$331,117	313		0.38%
NOW	771,017	1,512		0.80	760,419	934		0.50
Money market	650,383	3,938		2.46	829,700	3,984		1.95
Certificates of deposit	961,716	10,982		4.63	843,866	7,523		3.62

Total interest bearing deposits	2,912,551	19,002		2.65	2,765,102	12,754		1.87

Short-term borrowed funds	203,984	2,633		5.23	245,326	2,643		4.37
Advances from FHLB	1,405,279	18,723		5.40	1,164,675	14,140		4.92

Secured borrowings	—	—		—	125,293	2,401		7.77
Long-term debt	29,634	626		8.57	37,819	748		8.02

Total interest bearing liabilities	4,551,448	40,984		3.65	4,338,215	32,686		3.06
Demand deposits	989,546				1,065,909
Non-interest bearing other liabilities	56,222				70,349

Total Liabilities	5,597,216				5,474,473
Stockholder’s equity	572,490				551,374

Total liabilities and stockholder’s equity	$6,169,706				$6,025,847

Net tax equivalent interest income/ net interest spread		54,101		3.06%		56,664		3.33%

Tax equivalent adjustment		(2,031)				(2,006)
Capitalized interest from real estate operations		—				480

Net interest income		52,070				55,138

Margin
Interest income/interest earning assets				6.71%				6.39%
Interest expense/interest earning assets				2.93				2.37

Net interest margin (tax equivalent)				3.78%				4.02%

Net interest margin (tax equivalent) excluding secured borrowings				3.78%				4.11%

(1)	The tax equivalent basis is computed using a 35% tax rate.

Financial Services (Continued)
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
          The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin partially offset by an increase in average interest earning assets.
          The decrease in tax equivalent net interest margin primarily resulted from interest bearing liability costs increasing faster than yields on interest earning assets. Interest bearing liability costs increased 59 basis points while interest earning asset yields increased by 32 basis points. The increase in interest bearing liability interest rates reflects higher rates on deposits and other borrowings. The higher interest bearing deposit rates reflect growth in our high yield savings account balances, and the gradual increase in certificate of deposit and money market rates resulting from the continued high short-term rate environment. The balance of high yield savings accounts was $256.2 million at March 31, 2007. There were no high yield savings account balances at March 31, 2006. The higher rates on our other borrowings resulted from higher average short-term interest rates during 2007 compared to 2006 as the majority of our other borrowings adjust in the near-term to changes in interest rates. The growth in earning asset yields resulted from higher yields for all categories of loans and investments primarily attributed to higher short-term interest rates. The yields on earning assets were also unfavorably impacted by a $19.6 million increase in non-accrual loans at March 31, 2007 compared to March 31, 2006.
          BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan and taxable investment balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to community banking customers. Residential, home equity and small business loan average balances during the 2007 quarter increased by $138.2 million, $66.5 million and $44.3 million, respectively, from the corresponding 2006 quarter. These increases in average loan balances were partially offset by a $136.9 million decline in average commercial real estate loan balances primarily resulting from the slow-down in the real estate market in Florida. The higher taxable investment average balance reflects increased average balances of mortgage-backed securities during the 2007 quarter.
Provision for Loan Losses

	For the Three Months Ended
Allowance for Loan Losses	March 31,
(In thousands)	2007	2006
Balance, beginning of period	$43,602	$41,192
Loans charged-off	(1,127)	(366)
Recoveries of loans previously charged-off	437	900

Net (charge-offs) recoveries	(690)	534
Provision for loan losses	7,461	163

Balance, end of period	$50,373	$41,889

          The $7.5 million provision for loan losses during the three months ended March 31, 2007 was primarily the result of a $5.7 million specific reserve associated with a residential land acquisition and development loan and increases in the qualitative component of our allowance for loan losses. These qualitative component increases were primarily based on continued deteriorating economic conditions in the residential real estate market during the quarter and higher non-performing and potential problem loans at March 31, 2007. The higher loan charge-offs experienced during the 2007 quarter were mainly in home equity and small business loans. The property values of homes securing home equity loans have declined since loan origination which subjects us to potentially higher charge-off amounts compared to historical trends.
          Conditions in the residential real estate market nationally and in Florida continued to deteriorate during the first quarter of 2007. New home sales and applications for building permits fell significantly from peak levels during 2005 and inventories of unsold homes have significantly increased. The Bank’s commercial real estate loan portfolio consists of several sub-categories of loans, each with differing collateral and different levels of risk. The “builder land loan” segment, at approximately $140 million, consists of land loans to borrowers who have option

Financial Services (Continued)
agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders and timely repayment of the loans is primarily dependent upon the acquisition of the property pursuant to the options. If the lots are not acquired as originally anticipated, we anticipate that the borrower may not be in a position to service the loan with the likely result being an increase in nonperforming loans and loan losses in this category.
          The “builder land loan” segment discussed above is part of BankAtlantic’s total commercial real estate acquisition and development portfolio of approximately $562 million as of March 31, 2007. The loans other than the “builder land loans” in this category are generally secured by residential and commercial real estate which will be fully developed by the borrower or sold to third parties. These loans generally involve property with a longer investment and development horizon and are guaranteed by the borrower or individuals and/or secured by additional collateral such that it is expected that the borrower will have the ability to service the debt under current conditions for a longer period of time. Accordingly, management considers these other loans to be of relatively lower risk than the “builder land loans”.
          Market conditions may result in BankAtlantic’s borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn would be expected to result in an increase in residential construction loan delinquencies and non-accrual balances. While management believes that BankAtlantic utilized conservative underwriting standards for its commercial real estate acquisition and development loans, declines in the residential real estate market and collateral values may result in higher credit losses in these loans.
          At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	March 31,	December 31,
	2007	2006
NONPERFORMING ASSETS
Non-accrual:
Tax certificates	$597	$632
Loans	25,746	4,436

Total non-accrual	26,343	5,068

Repossessed assets:
Real estate owned	23,135	21,747

Total nonperforming assets	$49,478	$26,815

Allowances
Allowance for loan losses	$50,373	$43,602
Allowance for tax certificate losses	3,782	3,699

Total allowances	$54,155	$47,301

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$—	$—
Performing impaired loans	7,788	163
Restructured loans	—	—

TOTAL POTENTIAL PROBLEM LOANS	$7,788	$163

Non-accrual loans increased $21.3 million from December 31, 2006. The majority of the increase relates to two residential land acquisition and development loans in our commercial real estate portfolio with an aggregate outstanding balance of $20.3 million. In view of market conditions, management anticipates we

Financial Services (Continued)
may experience further deterioration in this segment of our loan portfolio as the market attempts to absorb an oversupply of available lot inventory in the face of the deteriorating residential real estate market discussed above. Residential land acquisition and development non-performing loans amounted to $20.6 million at March 31, 2007 compared to $0 as of December 2006.
The increase in real estate owned primarily resulted from land improvement expenditures associated with a real estate development acquired when BankAtlantic took possession of the collateral securing a land acquisition and development loan during the fourth quarter of 2006.
Performing impaired loans consists of $3.2 million of commercial business loans and $4.6 million of commercial real estate loans for which information known about the possible credit problems of the borrowers caused management to have doubts as to the ability of the borrowers to comply with the current loan repayment terms. These loans may be classified as non-performing assets in subsequent periods upon receipt of additional information.

Financial Services (Continued)
BankAtlantic’s Non-Interest Income

	For Three Months
	Ended March 31,
(In thousands)	2007	2006	Change
Service charges on deposits	$24,595	$19,099	$5,496
Other service charges and fees	7,033	6,222	811
Securities activities, net	621	(1)	622
Other	2,798	1,687	1,111

Non-interest income	$35,047	$27,007	$8,040

          The higher revenues from service charges on deposits during 2007 compared to 2006 primarily resulted from higher overdraft fee income. Management believes that the increase in overdraft fee income resulted from an increase in the number of core deposit accounts, a 7% increase in overdraft charges beginning July, 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts. BankAtlantic opened approximately 79,000 new core deposit accounts during the three months ended March 31, 2007 compared to 77,000 during the same 2006 period and opened approximately 270,000 new core deposit accounts during the year ended December 31, 2006.
          The higher other service charges and fees during the three months ended March 31, 2007 compared to the same 2006 period was primarily due to a 12% increase in interchange and surcharge income. The higher income was primarily due to the increase in the number of ATM and check cards outstanding associated with the opening of new core deposit accounts. The increase in service card fees was partially offset by a $0.6 million decline in ATM and check card annual fees as BankAtlantic discontinued the fee as of January 1, 2007 in response to competitive market conditions.
          Securities activities, net during the three months ended March 31, 2007 includes a $481,000 gain from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier. The remaining gain in securities activities, net represents sales of agency securities available for sale.
          Included in other income during the three months ended March 31, 2006 is a loss from real estate operations of $1.1 million. The loss during the 2006 quarter resulted from higher development and capitalized interest costs associated with units sold. There were no units sold at the development during the three months ended March 31, 2007.
BankAtlantic’s Non-Interest Expense

	For Three Months
	Ended March 31,
(In thousands)	2007	2006	Change
Employee compensation and benefits	$40,664	$34,349	$6,315
Occupancy and equipment	15,942	12,610	3,332
Advertising and promotion	5,788	8,524	(2,736)
Professional fees	1,620	2,211	(591)
Check losses	1,857	1,246	611
Supplies and postage	1,850	1,654	196
Telecommunication	1,379	1,151	228
One-time termination benefits	2,553	—	2,553
Other	7,117	6,054	1,063

Non-interest expense	$78,770	$67,799	$10,971

Financial Services (Continued)
          The substantial increase in employee compensation and benefits resulted primarily from BankAtlantic’s store expansion initiatives as BankAtlantic has opened 18 new stores since January 2006, representing a 24% increase in its store network. The number of full time equivalent employees increased to 2,628 at March 26, 2007 from 2,328 at March 31, 2006, primarily as a result of the additional stores. Also contributing to the increased compensation costs were higher employee benefit costs associated with a larger workforce. On March 27, 2007, BankAtlantic reduced its workforce by approximately 225 associates, or 8%.
          The significant increase in occupancy and equipment primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. As a consequence of these growth and expansion initiatives, BankAtlantic’s rental expense, depreciation, real estate taxes, maintenance and utilities expense increased from $9.5 million during the three months ended March 31, 2006 to $12.5 million during the same 2007 period. Facilities rental expense increased from $1.9 million during the three months ended March 31, 2006 to $3.1 million for the same 2007 period, an increase of 69%. The significant increase in rental expense resulted from BankAtlantic entering into various operating lease agreements in connection with current and future store expansion as well as for back-office facilities.
          During the fourth quarter of 2006, management decided to reduce advertising expenses to 2005 levels. Reflecting that decision, advertising expense during the 2007 quarter decreased 32.1% from the prior year’s quarter.
          Professional fees declined from 2006 levels reflecting lower consulting and legal costs as BankAtlantic incurred higher professional fees during 2006 in connection with entering into a deferred prosecution agreement with the Department of Justice in April 2006.
          BankAtlantic experienced an increase in check losses for the 2007 quarter compared to the 2006 quarter primarily due to an increase in the number of core deposit accounts and the volume of checking account overdrafts.
          The increase in supplies, postage and telecommunication costs during the current quarter were related to BankAtlantic’s growth initiatives and the opening of new stores.
          The one-time termination benefits reflect severance and related costs incurred as a result of the workforce reduction discussed above. The goal of this workforce reduction was to reduce operating expenses without impacting customer service or the store expansion initiatives. We currently estimate that the annualized expense savings is approximately $10 million with the realization of these savings to begin during the second quarter of 2007.
          Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies.
          The increase in other non-interest expense related to increased general operating expenses, including a $494,000 increase in insurance premiums and tangible taxes as well as $358,000 of increased fees associated with out-sourced functions provided by BFC and the Parent Company, which include human resources and risk management services.

Financial Services (Continued)
Parent Company Results of Operations

	For the Three Months
(In thousands)	Ended March 31,
	2007	2006	Change
Net interest (expense)	$(4,924)	$(4,618)	$(306)

Non-interest income	1,705	3,352	(1,647)
Non-interest expense	723	1,949	(1,226)

(Loss) before income taxes	(3,942)	(3,215)	(727)
Income tax benefit	(1,099)	(1,074)	(25)

Parent company (loss)	$(2,843)	$(2,141)	$(702)

          Net interest expense increased during the first quarter of 2007, compared to the same 2006 period, as a result of higher interest rates during 2007 compared to 2006. The Company’s junior subordinated debentures and other borrowings average balances were $263.3 million during the three months ended March 31, 2007 and 2006 while the average rates increased from 8.03% during the three months ended March 31, 2006 to 8.45% during the same 2007 period.
          The decrease in non-interest income was a result of a $1.5 million unrealized loss associated with the change in value of Stifel warrants acquired in connection with the Ryan Beck sale. Also included in non-interest income during the three months ended March 31, 2007 was $2.4 million of gains on securities activities from managed fund investments and $781,000 of earnings from unconsolidated subsidiaries. During the three months ended March 31, 2006 gains on securities activities were $2.5 million from managed fund investments and earnings from unconsolidated subsidiaries were $820,000.
          The decrease in non-interest expense for the three months ended March 31, 2007 compared to the same 2006 period was a result of lower compensation and operating cost.
BankAtlantic Bancorp Consolidated Financial Condition
          Total assets at March 31, 2007 were $6.4 billion compared to $6.5 billion at December 31, 2006. The changes in components of total assets from December 31, 2006 to March 31, 2007 are summarized below:
•	Decline in cash and cash equivalents due to the use of short term investments at the Parent company to fund the Company’s Class A common stock repurchase program;

•	Increase in securities available for sale reflecting Stifel common stock received upon the sale of Ryan Beck partially offset by the sale of Parent company equity securities to fund the Company’s Class A common stock repurchase program;

•	Increase in investment securities at cost resulting from Stifel equity securities received as merger consideration upon the sale of Ryan Beck;

•	Decrease in tax certificate balances primarily due to redemptions of non-Florida tax certificates;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Increase in loan receivable balances associated with higher purchased residential and home equity loan balances partially offset by lower commercial real estate loan balances;

•	Increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives;

•	Increase in deferred tax assets primarily resulting from the increase in the allowance for loan losses; and

•	Decrease in discontinued operations assets held for sale reflecting the sale of Ryan Beck to Stifel.

Financial Services (Continued)
          The Company’s total liabilities at March 31, 2007 were $5.9 billion compared to $6.0 billion at December 31, 2006. The changes in components of total liabilities from December 31, 2006 to March 31, 2007 are summarized below:
•	Higher non-interest-bearing deposit balances due to an increase in free checking account balances associated with “Florida’s Most Convenient Bank” initiatives;

•	Higher interest-bearing deposit balances primarily associated with increased higher yield saving, interest-bearing checking and certificate of deposit balances partially offset by lower money market account balances;

•	Decrease in FHLB advances and short term borrowings due to deposit growth and a decline in earning assets; and

•	Decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel on February 28, 2007.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
          The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $21.1 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.9 million. In March 2007, the Company received $5.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
          As consideration for the merger of Ryan Beck with Stifel, the Company received 2,377,354 shares of Stifel common stock and warrants to acquire approximately 481,715 shares of Stifel common stock at $36.00 per share. Issuance of the warrants is subject to the approval of Stifel’s shareholders, and we will receive approximately $19.2 million in cash if the Stifel shareholders do not approve the issuance of warrants. The Company may from time to time sell Stifel equity securities and use the proceeds for general corporate purposes.
          The Company has invested $64.8 million in equity securities with a money manager. The equity securities had a fair value of $74.0 million as of March 31, 2007. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s store expansion and growth initiatives, repurchase and retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
          In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A Common Stock. Share repurchases will be based on market conditions and liquidity requirements. No termination date was set for the buyback program. The shares will be purchased on the open market, although we may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the three months ended March 31, 2007, the Company repurchased and retired 1,324,774 shares of Class A common stock at an aggregate purchase price of $17.1 million.
BankAtlantic Liquidity and Capital Resources
          BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to

Financial Services (Continued)
meet deposit withdrawals, to fund growth and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity.
          The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.3 billion as of March 31, 2007. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $1.0 billion at March 31, 2007. BankAtlantic has established lines of credit for up to $557.9 million with other banks to purchase federal funds of which $45 million was outstanding as of March 31, 2007. BankAtlantic has also established a $6.5 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at March 31, 2007, $1.8 million of short term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At March 31, 2007, BankAtlantic had $15.7 million of brokered deposits.
          BankAtlantic’s commitments to originate and purchase loans at March 31, 2007 were $343 million and $55 million, respectively, compared to $469 million and $29 million, respectively, at March 31, 2006. At March 31, 2007, total loan commitments represented approximately 7.4% of net loans receivable.
          At March 31, 2007, BankAtlantic had investments and mortgage-backed securities of approximately $110.6 million pledged against securities sold under agreements to repurchase, $41.8 million pledged against public deposits and $56.6 million pledged against treasury tax and loan accounts.
          BankAtlantic in 2004 began a de novo store expansion strategy and has opened 22 stores since January 2005. At March 31, 2007, BankAtlantic had $5.1 million of commitments to purchase land for store expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future store construction throughout Florida. BankAtlantic’s estimated capital expenditures for the remainder of 2007 in connection with the 2007 store expansion initiatives are expected to be approximately $52 million. BankAtlantic estimates that the capital requirements for funding this store expansion will be approximately $4.2 million which may be funded through capital contributions from BankAtlantic Bancorp or earnings.
          At March 31, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements.

Financial Services (Continued)
          At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At March 31, 2007:
Total risk-based capital	$526,725	12.11%	8.00%	10.00%
Tier 1 risk-based capital	$456,426	10.49%	4.00%	6.00%
Tangible capital	$456,426	7.51%	1.50%	1.50%
Core capital	$456,426	7.51%	4.00%	5.00%

At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2006.
Off Balance Sheet Arrangements – Contractual Obligations as of March 31, 2007

(In thousands)	Payments Due by Period (1)(2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$1,002,284	$848,838	$118,636	$34,631	$179
Long-term debt	292,920	—	—	—	292,920
Advances from FHLB (1)	1,297,055	1,225,055	40,000	32,000	—
Operating lease obligations	124,414	9,422	19,788	15,541	79,663
Pension obligation	14,336	938	2,220	2,848	8,330
Other obligations	38,471	17,271	5,500	6,100	9,600

Total contractual cash obligations	$2,769,480	$2,101,524	$186,144	$91,120	$390,692

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities”

Homebuilding & Real Estate Development
          Our Homebuilding & Real Estate Development segment consists of Levitt, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
          “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three months ended March 31, 2007 and 2006. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), operations at Levitt Corporation (“Parent Company”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single and multi-family home and townhome communities and condominiums for active adults and families in Florida, Georgia, Tennessee and South Carolina. Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses approximately 5,400 acres with 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
          Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the accuracy of the estimated fair value of our real estate inventory and the potential for further write-downs or impairment charges; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates; cancellations of existing sales contracts and the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to realize the expected benefits of its expanded platform and technology investments; the Company’s ability to timely deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the Company’s ability to maintain sufficient liquidity in the event of a prolonged downturn in the housing market; the Company’s ability to access additional capital on acceptable terms, if at all, including through BFC Financial Corporation (“BFC”); and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.

Homebuilding & Real Estate Development (Continued)
Executive Overview
          Our operations are concentrated in the real estate industry, which is cyclical in nature. In addition, the majority of our inventory is located in the State of Florida. Our homebuilding operations sell residential housing while our land development business sells land to residential builders as well as commercial developers, and on occasion internally develops commercial real estate and enters into lease arrangements. In the three months ended March 31, 2007, we continued to experience the dramatic slowdown in our homebuilding business. Excess supply, particularly in previously strong markets like Florida, in part driven by a significant decline in demand and speculative activity by investors, has led to the continued downward pressure on pricing for residential homes and land. Based on a project by project assessment of local market conditions, existing backlog and available remaining inventory, we offered various sales incentives to our customers in the first quarter of 2007, and continue to aggressively reduce prices in the second quarter of 2007 on select inventory to increase sales. These current pricing strategies will negatively impact gross margins in the future. Similarly, the market for residential land in Florida remains soft, and our Land Division did not record any sales in the three months ended March 31, 2007. It is expected that in the near term, an increasing percentage of revenue will come from commercial land sales in Florida and residential land sales in South Carolina.
          We are focused on efforts to maintain sufficient liquidity in order to withstand this downturn by aligning field staffing levels with current and anticipated market conditions and implementing cost saving initiatives throughout the organization. We also are closely monitoring capital spending for land development and looking at opportunities to sell various land positions.
Financial and Non-Financial Metrics
          We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. Non-financial metrics used to evaluate historical performance include the number and value of net orders executed, the number of cancelled contracts and resulting spec inventory, the number of housing starts and the number of homes delivered. In evaluating our future prospects, management considers non-financial information such as the number of homes and acres in backlog (which we measure as homes or land subject to an executed sales contract) and the aggregate value of those contracts as well as cancellation rates of homes in backlog. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and construction trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Homebuilding Overview
          The homebuilding environment continued to deteriorate during the first quarter of 2007 as increased inventory levels combined with weakened consumer demand for housing negatively affects sales, deliveries and margins throughout the industry. We delivered fewer homes in the first quarter of 2007, as compared to the same period of 2006 due to these difficult market conditions, and experienced decreased sales and increased cancellation rates on homes in backlog.
          We entered 2007 with a substantially lower backlog compared to the December 31, 2005 level. The backlog decreased reflecting fewer units in combination with lower average selling prices on net orders. The decrease in the number of units is due to the number of closings of homes exceeding the level of sales activity in the

Homebuilding & Real Estate Development (Continued)
three months ended March 31, 2007 as well as the cancellation of contracts by buyers. The decrease in sales resulted in a decrease in construction starts in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. In addition, sales prices in the current market have experienced downward pressure associated with pricing incentives necessary to mitigate the imbalance in housing supply and increased competition. We offered price incentives in the first quarter of 2007 and expect to aggressively offer even more incentives as well as reduce sales prices throughout 2007 in order to attract buyers to our communities. We also continue to monitor our cancellation rates of homes in backlog and work with our customers to convert backlog into deliveries.
Land Division Overview
          The Land Division continued developing land in its two master-planned communities; Tradition, South Carolina and Tradition, Florida. Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,757 acres had been sold to date and 37 acres were subject to firm sales contracts with various purchasers as of March 31, 2007. Tradition, South Carolina, encompasses almost 5,400 total acres , including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space. Approximately 37 acres were subject to firm sales contracts with various purchasers as of March 31, 2007 as this project is still in the beginning stages of development.
          While traffic at the information center at Tradition, Florida has slowed in connection with the overall slowdown in the Florida homebuilding market, interest in commercial property appears to have maintained its strength in the first quarter of 2007, and interest in the South Carolina residential market appears to not be impacted as severely as the Florida residential market. In addition to sales of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and to internally develop certain projects for leasing to third parties.

Homebuilding & Real Estate Development (Continued)
Critical Accounting Policies and Estimates
          Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete of construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2006.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(In thousands)
Revenues
Sales of real estate	$141,742	125,543	16,199
Other revenues	2,497	1,951	546

Total revenues	144,239	127,494	16,745

Costs and expenses
Cost of sales of real estate	112,908	102,055	10,853
Selling, general and administrative expenses	32,906	26,755	6,151
Other expenses	482	626	(144)

Total costs and expenses	146,296	129,436	16,860

Earnings (loss) from Bluegreen Corporation	1,744	(49)	1,793
Earnings from joint ventures	3	—	3
Interest and other income	2,339	889	1,450

Income (loss) before income taxes	2,029	(1,102)	3,131
(Provision) benefit for income taxes	(779)	442	(1,221)

Net income (loss)	$1,250	(660)	1,910

For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
          We earned consolidated net income of $1.3 million for the three months ended March 31, 2007, which represented an increase of $1.9 million as compared to a consolidated net loss of $660,000 for the same period in 2006. The increase in net income is the result of increases in average sales prices of homes delivered by our Homebuilding Division, increases in sales of real estate associated with Other Operations, as well as increases in interest and other income related to forfeited deposits. Additionally, Bluegreen Corporation experienced net earnings in the three months ended March 31, 2007 in comparison to a net loss in the same period in 2006. These increases were partially offset by increases in selling, general and administrative costs incurred by all segments.
          Our revenues from sales of real estate increased 12.9% to $141.7 million for the quarter ended March 31,

Homebuilding & Real Estate Development (Continued)
2007 from $125.5 million for the same 2006 period. This increase was primarily attributable to the increase in the Homebuilding Division sales of real estate. In the three months ended March 31, 2007, a land sale of $11.1 million was recorded by the Homebuilding Division, as compared to no land sales recorded during the same period in 2006, and the average sales price on homes delivered increased from $269,000 to $340,000. The increase in the average sales price of homes was offset in part by a decrease in the number of homes delivered from 439 units in the three months ended March 31, 2006 to 362 units in the three months ended March 31, 2007. Revenues for the three months ended March 31, 2007 also reflect sales of flex warehouse properties as Levitt Commercial delivered 17 flex warehouse units its remaining development project, generating revenues of $6.6 million. Levitt Commercial did not deliver any units during the three months ended March 31, 2006.
          Other revenues increased to $2.5 million for the three months ended March 31, 2007 from $2.0 million for the same period in 2006. This was due to increased rental income associated with commercial the of certain commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
          Cost of sales increased 10.6% to $112.9 million during the three months ended March 31, 2007, as compared to the same 2006 period. The increase in cost of sales was due to increased sales of real estate recorded by Other Operations and the Homebuilding Division which included costs related to an $11.1 million land sale. These costs were offset in part by a decline in construction costs due to fewer homes being delivered. Cost of sales as a percentage of related revenue was approximately 79.7% for the three months ended March 31, 2007, as compared to approximately 81.3% for the same period in 2006, due mainly to the increased margins on homes delivered by the Homebuilding Division. In the three months ended March 31, 2007, the Homebuilding Division delivered 362 units at a margin of 21.6%, and completed a land sale that was fully reserved for in prior periods which as a result generated no margin, as compared with the delivery of 439 units at a margin of 18.4% and no land sales during the same period in 2006.
          Selling, general and administrative expenses increased $6.2 million to $32.9 million during the three months ended March 31, 2007 compared to $26.8 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased advertising and marketing costs, increased depreciation and professional services expenditures. The increase in employee compensation and benefits of $2.4 million is mainly due to the addition of several senior management positions with higher salaries and increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. These increases were partially offset by a decrease in full time employees to 581 at March 31, 2007, from 679 at March 31, 2006. Advertising and other marketing expenses increased $1.5 million related to efforts to attract buyers in a challenging homebuilding market. Depreciation expense increased due to the amortization of software costs in the three months ended March 31, 2007 while no software costs were depreciated in the three months ended March 31, 2006 as the system was not implemented until October 2006. In addition, depreciation expense increased due to an increase in commercial development properties in our Land Division. Lastly, fees for professional services increased relating to the pending merger with BFC and increased legal costs. As a percentage of total revenues, selling, general and administrative expenses increased to 22.8% during the three months ended March 31, 2007, from 21.0% during the same 2006.
          Interest incurred and capitalized totaled $13.0 million for the 2007 period and $8.0 million for the 2006 period. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 and 2006 included previously capitalized interest of approximately $4.4 million and $2.6 million, respectively. The increase is primarily attributable to the increased debt balance attributable to funding inventory expenditures.
          Other expenses for the three months ended March 31, 2007 decreased to $482,000 from $626,000 for the same period in 2006, and consisted solely of mortgage operations expense. The decrease reflected fewer home deliveries during the quarter ended March 31, 2007 as compared to 2006.

Homebuilding & Real Estate Development (Continued)
          Bluegreen reported net income for the three months ended March 31, 2007 of $5.3 million, as compared to a net loss of $463,000 for the same period in 2006. In the first quarter of 2006, Bluegreen adopted Statement of Position 04-02, Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”), and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which accounted for a significant portion of the decline in earnings. Our interest in Bluegreen’s earnings was $1.7 million for the 2007 period compared to our interest in Bluegreen’s loss of $49,000 for the 2006 period. At March 31, 2007 and 2006, the 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen.
          Interest and other income increased from $889,000 during the three months ending March 31, 2006 to $2.3 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $1.4 million resulting from increased cancellations of home sale contracts.
HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate	$134,169	118,275	15,894
Other revenues	722	1,008	(286)

Total revenues	134,891	119,283	15,608

Costs and expenses
Cost of sales of real estate	107,603	96,497	11,106
Selling, general and administrative expenses	20,305	17,572	2,733
Other expenses	482	626	(144)

Total costs and expenses	128,390	114,695	13,695

Earnings from joint ventures	16	—	16
Interest and other income	1,654	177	1,477

Income before income taxes	8,171	4,765	3,406
Provision for income taxes	(3,211)	(1,754)	(1,457)

Net income	$4,960	3,011	1,949

Homes delivered (units)	362	439	(77)
Construction starts (units)	254	390	(136)
Average selling price of homes delivered (a)	$340	269	71
Margin percentage on homes delivered (a)	21.6%	18.4%	3.2%
Net orders (units)	159	506	(347)
Net orders (value)	$43,900	169,387	(125,487)
Backlog of homes (units)	1,045	1,859	(814)
Backlog of homes (value)	$359,029	608,437	(249,408)

(a)	Calculation for the three months ended March 31, 2007 excludes $11.1 million land sale, which generated no margin. No comparable land sales occurred in the three months ended March 31, 2006.

Homebuilding & Real Estate Development (Continued)
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
          The value of net orders decreased to $43.9 million for the three months ended March 31, 2007, from $169.4 million for the same period in 2006. The average sales price of net orders decreased 17.6% to $276,000 for the three months ended March 31, 2007, from $335,000 during the same 2006 period. Lower selling prices are primarily a reflection of higher sales incentives and the need to reduce prices in certain markets in order to remain competitive in a deteriorating homebuilding market. Additionally, 36.5% of our net orders were generated from our Tennessee operations, which have historically yielded lower average sales prices. During the three months ended March 31, 2007, net orders decreased to 159 units reflecting gross orders of 285 offset by cancellations of 126. During the three months ended March 31, 2006, gross orders of 585 were offset by cancelled orders of 79, resulting in net orders of 506. The decrease in net orders was the result of slow market conditions as traffic trended downward and conversion rates slowed. Construction starts decreased in line with net orders for the above mentioned reasons.
          Revenues from sales of real estate increased to $134.2 million during the three months ended March 31, 2007, compared to $118.3 million during the same 2006 period. Included in this revenue was $11.1 million from a sale of land in our Tennessee operations that management decided to not develop further. During the three months ended March 31, 2007, 362 homes were delivered at an average sales price of $340,000 as compared to 439 homes delivered at an average price of $269,000 during the three months ended March 31, 2006. The increase in the average price of our homes delivered was due to the mix of homes delivered as the 2007 closings occurred in regions with higher average sales prices.
          Cost of sales increased 11.5% to $107.6 million during the three months ended March 31, 2007, as compared to $96.5 million during the same period in 2006. Included in cost of sales was $11.1 million in cost of sales associated with the land sale in Tennessee. No margin was generated on this transaction as this sale was fully reserved as of December 31, 2006. Excluding this land sale, cost of sales remained relatively unchanged.
          Margin percentage on homes delivered (which we define as sales of real estate associated with home sales minus cost of sales for those homes, divided by home sales) increased from 18.4% in the first quarter of 2006 to 21.6% during the first quarter of 2007. The increase was primarily attributable to the geographic mix of deliveries by the Homebuilding Division as deliveries of homes in Tennessee, which historically have lower margins than in the Florida markets served by the Homebuilding Division, comprised approximately 13% of the deliveries in the three months ended March 31, 2007 while in the same period in 2006 this region accounted for 30% of the deliveries. Margins are expected to decline in the future as a result of aggressive pricing strategies in Florida.
          Selling, general and administrative expenses increased $2.7 million to $20.3 million during the three months ended March 31, 2007 compared to $17.6 million during the same period in 2006 primarily as a result of higher employee compensation and benefits and increased advertising and marketing costs. The increase in employee compensation and benefits of $1.7 million is mainly due to the addition of several senior management positions with higher salaries partially offset by the decrease in full time employees to 460 at March 31, 2007 from 580 at March 31, 2006. Compensation and benefits also increased due to increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. Advertising and other marketing expenses increased $786,000 related to efforts to attract buyers to our communities in a challenging homebuilding market.
          Interest and other income increased from $177,000 during the three months ending March 31, 2006 to $1.7 million during the same period in 2007. This change was primarily related to income resulting from forfeited deposits of $1.4 million associated with buyers’ cancellation of purchase contracts. The increase in forfeited deposits resulted from increased cancellations of home sale contracts.
          Interest incurred and capitalized totaled $8.4 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as an increase of $89.5 million in our borrowings from March 31, 2006 to March

Homebuilding & Real Estate Development (Continued)
31, 2007. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 8.25% at March 31, 2007, from 7.75% at March 31, 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 and 2006 included previously capitalized interest of approximately $3.6 million and $2.0 million, respectively.
LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate (a)	$777	7,272	(6,495)
Other revenues	1,502	620	882

Total revenues	2,279	7,892	(5,613)

Costs and expenses
Cost of sales of real estate	72	5,019	(4,947)
Selling, general and administrative expenses	4,365	2,786	1,579
Interest expense	215	—	215

Total costs and expenses	4,652	7,805	(3,153)
Interest and other income	947	368	579

(Loss) income before income taxes	(1,426)	455	(1,881)
Benefit (provision) for income taxes	568	(137)	705

Net (loss) income	$(858)	318	(1,176)

Acres sold	—	56	(56)
Margin percentage (a)	90.7%	31.0%	59.7
Unsold saleable acres	6,871	7,231	(360)
Acres subject to sales contracts – Third parties	74	195	(121)
Aggregate sales price of acres subject to sales contracts to third parties	$21,124	33,717	(12,593)

(a)	For the three months ended March 31, 2007, there were no land sales recorded. Sales of real estate and margin percentage relate to revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.
          The Land Division currently has two master planned communities being developed for sale: Tradition, Florida and Tradition, South Carolina. In the three months ended March 31, 2006, sales in the Land Division’s original master planned community in St. Lucie West were winding down with final sales completed in the second quarter of 2006. Additionally, the Land Division generates ancillary revenue from commercial leasing and provides irrigation services and marketing services to the homebuilders who purchase developed property in our master planned communities.
          The master-planned community in Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,757 acres have been sold as of March 31, 2007 and 37 acres were subject to firm sales contracts in Tradition, Florida with various homebuilders as of March 31, 2007. Tradition, South Carolina, encompasses almost 5,400 total acres, including approximately 3,000 net saleable acres and is currently entitled for 9,500 residential units and 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Approximately 37 acres were subject to firm sales

Homebuilding & Real Estate Development (Continued)
contracts in Tradition, South Carolina with various homebuilders as of March 31, 2007. Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. We have historically realized between 40.0% and 60.0% margin on Land Division sales. Margins on land sales may not remain at these levels given the current downturn in the real estate markets where our master planned communities are located and the decrease in demand we are continuing to experience. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold, as well as the potential impact of revenue deferrals associated with percentage of completion accounting. In addition to the impact of economic and market factors on the sales price of land, the sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to costs of sales include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications and involve significant management judgment. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors.
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
          Revenues decreased 89.3% to $777,000 during the three months ended March 31, 2007, compared to $7.3 million during the same period in 2006. Revenue for the three months ended March 31, 2007 was comprised of “look back” provisions of $415,000 and recognition of deferred revenue totaling $362,000, of which $223,000 was inter-segment. “Look back” revenue relates to incremental revenue received from homebuilders that purchased land based on the final resale price to the homebuilder’s customer. Certain of the Land Division’s contracts contain these provisions. There were no costs associated with the look back provisions since these costs were fully expensed at the time of closing. In the three months ended March 31, 2006, 56 acres consisting of finished lots were sold in Tradition, Florida at a margin percentage of 31%, while no land sales occurred during the three months ended March 31, 2007.
          Other revenues increased to $1.5 million for the three months ended March 31, 2007, as compared to $620,000 during the same quarter in 2006. This was due to increased rental income associated with commercial leasing of certain properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
          Cost of sales decreased $4.9 million to $72,000 during the three months ended March 31, 2007, as compared to $5.0 million for the same 2006 period. The decrease in cost of sales was due primarily to no land sales recognized in the three months ended March 31, 2007 as described above in the revenue discussion.
          Selling, general and administrative expenses increased 56.7% to $4.4 million during the three months ended March 31, 2007 as a result of higher employee compensation and benefits and other general and administrative costs. Full time employees increased to 60 at March 31, 2007, from 47 at March 31, 2006, as additional personnel were added to support our commercial leasing and irrigation services and to support the development activity in Tradition, South Carolina. General and administrative costs increased related to increased legal expenditures and increased marketing and advertising costs needed to maintain visibility to attract buyers in Florida and establish a market presence in South Carolina.
          Interest incurred for the three months ended March 31, 2007 and 2006 was $2.8 million and $1.3 million, respectively. Interest capitalized totaled $2.6 million for the three months ended March 31, 2007 as compared to $1.3 million during the same 2006 period. The difference in the interest incurred and capitalized in the three months ended March 31, 2007 of approximately $215,000 was attributable to funds borrowed by Core Communities but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as due to an increase in the average

Homebuilding & Real Estate Development (Continued)
interest rate on variable-rate debt. Most of Core Communities’ variable-rate debt is indexed to various LIBOR rates, which increased from March 31, 2006 to March 31, 2007. Cost of sales of real estate for the three months ended March 31, 2007 did not include previously capitalized interest, as compared to $23,000 for the three months ended March 31, 2006.
          The increase in interest and other income from $368,000 for the three months ended March 31, 2006 to $947,000 for the same period in 2007 is primarily related to interest income relating to intercompany loans and notes receivable which are eliminated in consolidation.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(In thousands)
Revenues
Sales of real estate	$6,574	—	6,574
Other revenues	293	337	(44)

Total revenues	6,867	337	6,530

Costs and expenses
Cost of sales of real estate	5,501	642	4,859
Selling, general and administrative expenses	8,236	6,397	1,839

Total costs and expenses	13,737	7,039	6,698

Earnings (loss) from Bluegreen Corporation	1,744	(49)	1,793
Loss from real estate joint ventures	(13)	—	(13)
Interest and other income	258	345	(87)

Loss before income taxes	(4,881)	(6,406)	1,525
Benefit for income taxes	1,864	2,364	(500)

Net loss	$(3,017)	(4,042)	1,025

          Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings (loss) from our investment in Bluegreen and (losses) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of March 31, 2007. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income or loss (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a deferred tax liability on our portion of Bluegreen’s net earnings (loss). Our earnings in Bluegreen increase or decrease concurrently based on Bluegreen’s results. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
          During the three months ended March 31, 2007, Levitt Commercial delivered 17 flex warehouse units generating revenues of $6.6 million while no units were delivered during the same period in 2006. Levitt Commercial has completed the sale of all flex warehouse units in inventory and we have no current plan for future sales from Levitt Commercial.
          Cost of sales of real estate in Other Operations includes both the cost of sales of flex warehouse units delivered in the period as well as the expensing of interest previously capitalized in this business segment. Cost of

Homebuilding & Real Estate Development (Continued)
sales increased to $5.5 million during the three months ended March 31, 2007, as compared to $642,000 during the three months ended March 31, 2006. The increase is attributable to the delivery of the 17 flex warehouse units in the three months ended March 31, 2007 as compared to no units being delivered in the same period in 2006.
          Bluegreen reported net income for the three months ended March 31, 2007 of $5.3 million, as compared to a net loss of $463,000 for the same period in 2006. In the first quarter of 2006, Bluegreen adopted SOP 04-02 and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which comprised of a significant portion of the decline in earnings. Our interest in Bluegreen’s income was $1.7 million for the 2007 period compared to our interest in Bluegreen’s loss of $49,000 for the 2006 period.
          Selling, general and administrative expenses increased to $8.2 million during the three months ended March 31, 2007 as compared to $6.4 million during the three months ended March 31, 2006. The increase was attributable to increased compensation and benefits expense, increased selling costs associated with the Levitt Commercial sales noted above, increased depreciation attributable to the implementation of new software in October 2006 and increased professional services attributable to merger related and other corporate services. The increase in compensation related expenses is attributable to increased headcount, as total employees increased from 52 at March 31, 2006 to 61 at March 31, 2007.
          Interest incurred and capitalized in Other Operations was approximately $2.3 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in our junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments.
          Interest and other income decreased to $258,000 during the three months ended March 31, 2007 as compared to $345,000 for the same period of 2006. The decrease is attributable to lower average cash balances earning interest.
FINANCIAL CONDITION
March 31, 2007 compared to December 31, 2006
          Our total assets at March 31, 2007 and December 31, 2006 were $1.1 billion. Although total assets did not change there were increases and decreases that offset each other. The significant changes in the composition of assets primarily resulted from:
•	a net increase in cash and cash equivalents of $12.2 million, which resulted from cash provided by financing activities, offset by cash used in operations and investing activities;

•	a net increase in inventory of real estate of approximately $14.3 million resulting from increases in land development and construction costs by our Homebuilding and Land Divisions;

•	a decrease in notes receivable of $4.1 million due to the repayment of a note associated with a Land Division sale; and

•	an increase of $8.8 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, and support for infrastructure in our master planned communities.
          Total liabilities at March 31, 2007 and December 31, 2006 were $776.1 million and $747.4 million, respectively.
          The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $56.1 million, primarily related to project debt

Homebuilding & Real Estate Development (Continued)
associated with development activities;

•	a decrease of $10.3 million in customer deposits reflecting fewer orders for new homes;

•	a decrease in the current tax liability of approximately $2.9 million relating to the payment of 2006 annual taxes offset in part by our current provision for income tax; and

•	a net decrease in other accrued liabilities of approximately $14.1 million attributable to decreased incentive compensation accruals, decreased construction related accruals, and decreased professional services accruals related to the consultants retained in 2006 for our technology updgrade.
LIQUIDITY AND CAPITAL RESOURCES
          We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the three months ended March 31, 2007, our primary sources of funds were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $60.6 million and $48.4 million, respectively. Our cash increased $12.2 million during the three months ended March 31, 2007 primarily as a result of liquidity generated by borrowings by our Land and Homebuilding Divisions during the quarter. The Company primarily utilized borrowings to finance the growth in inventory in Tradition, South Carolina and to fund the Company’s operations. Total debt increased to $671.8 million at March 31, 2007 compared to $615.7 million at December 31, 2006.
          Due to deteriorating market conditions in the homebuilding industry, and in Florida in particular, we have offered and will continue to offer sales incentives and reduced sales prices on selected inventory in an effort to increase sales, which will lead to reduced margins in the future when those homes are delivered. In addition, we continue to experience weaker sales volumes and high cancellation rates. All of these conditions have a negative impact on our liquidity. As a result, there is no assurance that operating cash flows will adequately support operations, and accordingly, we anticipate seeking additional capital. Sources for additional capital include proceeds from the disposition of certain properties or investments, joint venture partners, as well as issuances of debt or equity. In addition, our intention to merge with BFC is predicated in part on the additional need for capital and the recognition that BFC can provide access to additional financial resources. The merger is subject to shareholder approval and other conditions. Should this merger not occur, we will pursue a $200 million rights offering to all holders of Levitt’s Class A common stock and Class B common stock giving each then current holder the right to purchase a proportional number of additional shares of Levitt Class A common stock. Additionally, we have filed a registration statement with the SEC for the offer and sale over time of up to $200 million of investment notes, an unsecured debt security of Levitt Corporation. There is no assurance that we will be able to successfully raise additional capital on acceptable terms, if at all.
          Operating Activities. During the three months ended March 31, 2007, we used $33.5 million of cash in our operating activities, as compared to $102.4 million of cash used in such activities in the prior period. The primary use of cash during the three months ended March 31, 2007 and 2006 was the result of increased inventories in both our Homebuilding and Land Divisions. While increases in inventory in 2006 were primarily the result of land purchases the increase in 2007 was attributable to significant land development expenditures to prepare the land for the construction of homes. We will continue to invest in our existing projects in 2007, many of which are in a stage of development requiring further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. As a result, we are not expecting a decline in inventory during the year. At this time, no land purchases are contemplated in 2007 based on current market conditions.
          We also utilize deposits from customers who enter into purchase contracts to support our working capital needs. These deposits totaled $32.4 million at March 31, 2007 and represented 9.0% of our homebuilding backlog value. In comparison, deposits at December 31, 2006 were $42.7 million and represented 9.7% of our homebuilding backlog value. The decline in deposits reflects a reduction in the backlog, as well as a decision in late 2006 to reduce the required deposits in certain communities and tier the required deposits on selected options. In the three months ended March 31, 2007, $1.4 million in deposits were retained by us as a result of forfeitures by buyers as cancellations increased, compared with $22,000 during the same period in 2006.

Homebuilding & Real Estate Development (Continued)
     Investing Activities. In the three months ended March 31, 2007 and 2006, cash used in investing activities totaled $9.4 million and $2.9 million, respectively. The uses of cash in the three months ended March 31, 2007 represented net purchases of property and equipment, primarily associated with commercial development activities and utility services at Tradition, Florida. The uses of cash in the three months ended March 31, 2006 represented commercial development activities and utility services as well as investment in new technology systems and capitalized related expenses for software, hardware and certain implementation costs.
     Financing Activities. The majority of our financing activities are secured financings principally from commercial banks, and the issuance of Trust Preferred securities. We have also issued common equity in the public markets, and continue to evaluate various sources of capital from both public and private investors to ensure we maintain sufficient liquidity to deal with our existing leverage and the potential of a prolonged slowdown in the residential real estate markets where we operate. Cash provided by financing activities totaled $54.9 million in the three months ended March 31, 2007, compared with $67.5 million in the same period in 2006.
          Certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt and these specified amounts are not based upon the sales price of the property sold. Repayment of these amounts would be in addition to our scheduled payments over the next twelve months. While homes in backlog are subject to sales contracts, there can be no assurance that these homes will be delivered as evidenced by the escalation of our cancellation rates. Upon cancellation, such homes become spec units and are aggressively marketed to new buyers. Our borrowing base facilities include project limitations on the number of spec units, the holding period, as well as the overall dollar amount of spec units. Accordingly, if that limitation is exceeded, the underlying assets no longer qualify for financing. In that event, our available borrowings are reduced, and depending upon the status of other qualifying assets in the borrowing base, we may be required to repay the lender prior to scheduled payment dates for funds advanced on that particular property. Further, our borrowing facilities give our lenders the right to obtain current appraisals on the land serving as collateral for their outstanding facilities and our lenders can require additional repayments if the appraisals reflect that loan to value ratios are above required amounts. We communicate with our lenders regarding limitations on spec houses, and in the past have received increased spec allowances, but there can be no assurance we will receive such flexibility in the future. Accordingly, our cash flow and liquidity would be adversely impacted should spec inventory continue to rise as a result of customer cancellations and we are unable to obtain amendments from our lenders.
          Some of our subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios, including minimum working capital, maximum leverage and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur and restrict the distribution of funds to the Parent Company, which as a holding company, is dependent upon dividends from its subsidiaries for a significant portion of its operating cash flow. At March 31, 2007, we were in compliance with all loan agreement financial covenants. The risk of additional impairments could adversely impact the subsidiary’s net worth which would require additional capital and restrict the payment of dividends from that subsidiary to the Parent Company. Negative earnings and the risk of additional impairments may cause noncompliance with financial covenants and result in defaults under our credit facilities. There can be no assurance we will remain in compliance in the future should the homebuilding market remain in a prolonged downturn.
Off Balance Sheet Arrangements and Contractual Obligations
          In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments as they are due. As of March 31, 2007, development districts in Tradition, Florida had $46.6 million of community development district bonds outstanding and we owned approximately 36% of the property in those districts. During the three months ended March 31, 2007, we recorded approximately $726,000 in

Homebuilding & Real Estate Development (Continued)
assessments on property we owned in the districts of which $657,000 were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
          The following table summarizes our contractual obligations as of March 31, 2007 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category (2)	Total	1 year	Years	Years	5 years
Long-term debt obligations (1)	$671,764	22,851	406,102	228,976	13,835
Operating lease obligations	7,661	2,358	2,916	979	1,408
Purchase obligations	14,220	14,220	—	—	—

Total Obligations	$693,645	39,429	409,018	229,955	15,243

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations.
          Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At March 31, 2007, we had $400,000 in a deposit securing a purchase commitment. In addition to the above contractual obligations, the Company has recorded $2.3 million in unrecognized tax benefits related to FIN 48.
          At March 31, 2007, we had outstanding surety bonds and letters of credit of approximately $112.6 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $69.6 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
BFC Equity Price Risk
          Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. While the primary market risk of BankAtlantic Bancorp is interest rate risk, BFC’s primary market risk is equity price risk.
          Because BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, an increase or decrease in the market price of their stock would not impact the financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC. Included in the Company’s Consolidated Statement of Financial Condition at March 31, 2007 was $2.3 million of publicly traded equity securities held by BFC and BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available (unless converted into common stock). The ability to realize or liquidate these investments will depend on future market and economic conditions and is subject to significant risk.
BFC Interest Rate Risk
          At March 31, 2007 and December 31, 2006, BFC had no amounts outstanding under its $14.0 million line of credit. The interest rate on the line of credit is an adjustable rate tied to LIBOR. Should BFC make advances under the line of credit, it would be subjected to interest rate risk to the extent that there were changes in the LIBOR index.
BankAtlantic Bancorp
          The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about BankAtlantic Bancorp’s primary market risks which are interest rate and equity pricing risks.
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2007. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months ended March 31, 2007, see “Financial Services Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income.”
          Included in the Consolidated Statement of Financial Condition at March 31, 2007 were $79.1 million of publicly traded equity securities and $11.5 million of privately held equity securities held by BankAtlantic Bancorp that subjects BankAtlantic Bancorp to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact the Company’s net income as a result of devaluation of these investments. Also included in the Company’s Consolidated Statement of Financial Condition at March 31, 2007 was a $103.7 million investment in Stifel equity securities received by BankAtlantic Bancorp in connection with the merger of Ryan Beck with Stifel in February 2007. The value of these securities will vary based on general equity market conditions, the brokerage industry volatility, the results of operations and financial condition of Stifel and the general liquidity of Stifel common stock.

Levitt
     Levitt has a risk of loss associated with its debt and is subject to interest rate risk on its long-term debt. At March 31, 2007, Levitt had $567.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $104.2 million in borrowings with fixed or initially-fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
          Assuming the variable rate debt balance of $567.6 million outstanding at March 31, 2007 (which does not include initially fixed-rate obligations which will not become floating rate during 2007) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $5.7 million per year.

Item 4. Controls and Procedure
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) . Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
          In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
Item 1A. Risk Factors.
          Except as set forth herein there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. .
Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: May 10, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 10, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
and Chief Financial Officer

Date: May 10, 2007	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer