Form 10-Q/A
period 2007-03-31
BFC FINANCIAL CORP
filed 2007-05-17
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 of BFC Financial Corporation (the “Company”) is being filed to reflect the restatement of the Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2007, initially filed with the Securities and Exchange Commission (“SEC”) on May 10, 2007.
The Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2007 have been restated to correct an accounting error relating to Levitt Corporation’s previously reported financial results for the same period as more fully described in Note 2, “Restatement of Unaudited Consolidated Financial Statements.”
In addition, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also includes current dated certifications from the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are attached to this Form 10-Q/A as Exhibits 31.1 and 32.1, 31.2 and 32.2, and 31.3 and 32.3, respectively.

BFC Financial Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,
	2007 (as restated)	December 31, 2006

ASSETS
Cash and cash equivalents	$204,609	$201,123
Securities available for sale (at fair value)	677,836	653,659
Investment securities (approximate fair value:
$291,137 in 2007 and $229,546 in 2006)	293,560	227,208
Tax certificates net of allowance of $3,782 in 2007 and $3,699 in 2006	157,062	195,391
Federal Home Loan Bank stock, at cost which approximates fair value	69,503	80,217
Loans receivable, net of allowance for loan losses of $50,926 in 2007 and $44,173 in 2006	4,619,630	4,594,192
Loans held for sale	6,235	9,313
Real estate held for development and sale	871,748	847,492
Real estate owned	23,135	21,747
Investments in unconsolidated affiliates	123,230	124,521
Properties and equipment, net	317,369	298,513
Goodwill and other intangibles	76,937	77,324
Other assets	82,940	84,303
Discontinued operations assets held for sale	—	190,763

Total assets	$7,523,794	$7,605,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest bearing	$1,031,628	$995,920
Interest bearing	3,053,394	2,871,116

Total deposits	4,085,022	3,867,036
Customer deposits on real estate held for sale	32,358	42,696
Advances from FHLB	1,297,055	1,517,058
Short term borrowings	119,513	128,411
Subordinated debentures, notes and bonds payable	616,411	560,624
Junior subordinated debentures	348,318	348,318
Deferred tax liabilities, net	5,943	10,646
Other liabilities	152,883	159,823
Discontinued operations liabilities held for sale	—	95,246

Total liabilities	6,657,503	6,729,858

Noncontrolling interest	689,530	698,323

Commitments and contingencies
Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares;
5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2007 and 2006	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,755,904 in 2007 and 28,755,882 in 2006	266	266
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,090,652 in 2007 and 7,090,652 in 2006	69	69
Additional paid-in capital	93,934	93,910
Retained earnings	81,249	81,889

Total shareholders’ equity before accumulated other comprehensive income	175,518	176,134
Accumulated other comprehensive income	1,243	1,451

Total shareholders’ equity	176,761	177,585

Total liabilities and shareholders’ equity	$7,523,794	$7,605,766

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2007	2006
	(as restated)	(as adjusted)
Revenues
BFC Activities:
Interest and dividend income	$499	$560
Other income	951	443

	1,450	1,003

Financial Services:
Interest and dividend income	93,540	87,873
Service charges on deposits	24,595	19,099
Other service charges and fees	7,033	6,222
Other income	3,939	4,122

	129,107	117,316

Homebuilding & Real Estate Development:
Sales of real estate	141,298	125,543
Interest and dividend income	553	643
Other income	4,117	2,056

	145,968	128,242

Total revenues	276,525	246,561

Costs and Expenses
BFC Activities:
Interest expense	12	12
Employee compensation and benefits	2,744	2,437
Other expenses	661	721

	3,417	3,170

Financial Services:
Interest expense, net of interest capitalized	46,218	37,200
Provision of loan losses	7,461	163
Employee compensation and benefits	41,090	35,836
Occupancy and equipment	15,944	12,614
Advertising and promotion	5,858	8,618
Other expenses	16,208	12,444

	132,779	106,875

Homebuilding & Real Estate Development:
Cost of sales of real estate	112,908	102,055
Selling, general and administrative expenses	32,645	26,453
Other expenses	482	626

	146,035	129,134

Total costs and expenses	282,231	239,179

Equity in earnings from unconsolidated affiliates	2,893	771

(Loss) income from continuing operations before income taxes and noncontrolling interest	(2,813)	8,153
(Benefit) provision for income taxes	(272)	2,514
Noncontrolling interest (loss) income	(915)	5,729

(Loss) from continuing operations	(1,626)	(90)
Discontinued operations, less income tax benefit of $3,405 in 2007 and $1,722 in 2006 and noncontrolling interest income (loss) of $6,206 in 2007 and $(1,225) in 2006	1,053	(209)

Net (loss)	(573)	(299)
5% Preferred Stock dividends	(188)	(188)

Net (loss) allocable to common stock	$(761)	$(487)

		(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2007	2006
	(as restated)
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

BFC Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
	(as restated)
Net Loss	$(573)	$(299)

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale	36	347
Unrealized (losses) gains associated with investment in unconsolidated affiliates	(4)	27
Reclassification adjustments for net gain included in net income	(240)	(207)

	(208)	167

Comprehensive (loss)	$(781)	$(132)

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

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity — Unaudited
(In thousands)

					Accumulated
					Other
					Compre-
	Class A	Class B	Additional		hensive
	Common	Common	Paid-in	Retained	Income
	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2006	$266	$69	$93,910	$81,889	$1,451	$177,585
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	—	—	121	—	121
Net (loss)	—	—	—	(573)	—	(573)
Other comprehensive (loss), net of taxes	—	—	—	—	(208)	(208)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	(234)	—	—	(234)
Cash dividends on 5% Preferred Stock	—	—	—	(188)	—	(188)
Share-based compensation related to stock options and restricted stock	—	—	258	—	—	258

Balance, March 31, 2007 (as restated)	$266	$69	$93,934	$81,249	$1,243	$176,761

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

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements and Significant Accounting Policies
     The unaudited consolidated financial statements as of and for the three months ended March 31, 2007 of BCF Financial Corporation (“BFC” or the “Company”) (NYSE Arca: BFF) have been restated to correct an accounting error relating to the previously reported financial results for the same period of Levitt Corporation (“Levitt”) (NYSE: LEV) as described in Note 2, “Restatement of Unaudited Consolidated Financial Statements”.
     BFC Financial Corporation (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC is typically a long-term, “buy and hold” investor whose direct and indirect, diverse ownership interests span a variety of business sectors, including consumer and commercial banking; homebuilding; development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and family dining business, and real estate investment banking and investment services. BFC’s current major holdings include BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) (NYSE: BBX) and its subsidiary, BankAtlantic, BankAtlantic Bancorp’s 16% ownership in Stifel Financial Corp. (NYSE: SF); Levitt, which includes its subsidiaries Levitt and Sons, LLC™ (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”); Levitt’s 31% ownership in Bluegreen Corporation (“Bluegreen”) (NYSE: BXG); a minority interest in the national restaurant chain, Benihana, Inc. (Nasdaq: BNHN) and Cypress Creek Capital, Inc. (“CCC”), a wholly-owned subsidiary of BFC. Although BFC’s current holdings primarily consist of minority positions, its more recent strategy is to focus on investments with an 80-100% ownership potential. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
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
2. Restatement of Unaudited Consolidated Financial Statements
     The Company is restating its previously-issued financial statements as of and for the three months ended March 31, 2007 contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 filed with the SEC on May 10, 2007. The unaudited financial statements as of and for the three months ended March 31, 2007 are being restated a properly eliminate the revenue on an inter-company transaction which amounted to $444,000 between Core Communities and Levitt and Sons, included in the Company’s Homebuilding & Real Estate Development segment. The impact of the accounting error was to understate the Company’s net loss by approximately $46,000 net of noncontrolling interest. The accounting error, however had no effect on diluted earnings (loss) per common share.

     The impact of the restatement on the unaudited consolidated financial statements as of and for the three months ended March 31, 2007 included in the previously filed Form 10-Q is summarized below (in thousands except share data):

	as reported	as restated
Inventory of real estate	$863,453	$871,748
Total assets	$7,515,499	$7,523,794
Other liabilities	$144,314	$152,883
Total liabilities	$6,648,934	$6,657,503
Noncontrolling interest	$689,758	$689,530
Shareholders’ equity	$176,807	$176,761
Total liabilities and shareholders’ equity	$7,515,499	$7,523,794

Homebuilding & Real Estate Development
Sales of real estate	$141,742	$141,298

Total Revenues	$276,969	$276,525

(Loss) from continuing operations before income taxes and noncontrolling interest	$(2,369)	$(2,813)
(Benefit) for income taxes	(102)	(272)
Noncontrolling interest	(687)	(915)

(Loss) from continuing operations	(1,580)	(1,626)
Discontinued operations, less income tax and noncontrolling interest	1,053	1,053

Net (loss)	(527)	(573)
5% Preferred stock dividends	(188)	(188)

Net (loss) allocable to common stock	$(715)	$(761)

(Loss) earnings per common share:
Basic (loss) per share from continuing operations	$(0.05)	$(0.05)
Basic (loss) per share from discontinued operations	$0.03	$0.03
Basic (loss) per common share	$(0.02)	$(0.02)
Diluted (loss) per share from continuing operations	$(0.05)	$(0.05)
Diluted (loss) per share from discontinued operations	$0.03	$0.03
Diluted (loss) per common share	$(0.02)	$(0.02)
     All affected amounts in the notes to the unaudited consolidated financial statements and in Part I Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the as restated presentation.
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

     The table below is segment information based on segment income (loss) from continuing operations, after tax and noncontrolling interest, for the three months ended March 31, 2007 and 2006 (in thousands):

			Homebuilding
			& Real Estate	Adjusting
	BFC	Financial	Development	and	Total
	Activities	Services	(as restated)	Eliminations	(as restated)
2007
Revenues:
Sales of real estate	$—	$—	$141,298	$—	$141,298
Interest and dividend income	509	93,540	719	(176)	94,592
Other income	1,627	35,606	4,117	(715)	40,635

	2,136	129,146	146,134	(891)	276,525

Costs and Expenses:
Cost of sale of real estate	—	—	112,908		112,908
Interest expense, net	12	46,394	—	(176)	46,230
Provision for loan losses	—	7,461	—	—	7,461
Other expenses	3,466	79,493	33,388	(715)	115,632

	3,478	133,348	146,296	(891)	282,231

Equity in earnings from unconsolidated affiliates	—	1,146	1,747	—	2,893

(Loss) income before income taxes and noncontrolling interest	(1,342)	(3,056)	1,585	—	(2,813)
(Benefit) provision for income taxes	(29)	(852)	609	—	(272)

(loss) income before noncontrolling interest	(1,313)	(2,204)	976	—	(2,541)
Noncontrolling interest	(3)	(1,727)	815	—	(915)

(Loss) income from continuing operations	$(1,310)	$(477)	$161	$—	$(1,626)

At March 31, 2007
Total assets	$43,984	$6,380,176	$1,129,487	$(29,853)	$7,523,794

			Homebuilding	Adjusting
	BFC	Financial	& Real Estate	and
	Activities	Services	Development	Eliminations	Total
2006
Revenues:
Sales of real estate	$—	$—	$125,543	$—	$125,543
Interest and dividend income	570	87,873	785	(152)	89,076
Other income	1,004	29,540	2,055	(657)	31,942

	1,574	117,413	128,383	(809)	246,561

Costs and Expenses:
Cost of sale of real estate	—	—	102,055	—	102,055
Interest expense, net	12	37,352	—	(152)	37,212
Recovery for loan losses	—	163	—	—	163
Other expenses	3,277	69,748	27,381	(657)	99,749

	3,289	107,263	129,436	(809)	239,179

Equity in earnings (loss) from unconsolidated affiliates	—	820	(49)	—	771

Income (loss) before income taxes and noncontrolling interest	(1,715)	10,970	(1,102)	—	8,153
Provision (benefit) for income taxes	8	2,948	(442)	—	2,514

Income (loss) before noncontrolling interest	(1,723)	8,022	(660)	—	5,639
Noncontrolling interest	1	6,279	(551)	—	5,729

Income (loss) from continuing operations	$(1,724)	$1,743	$(109)	$—	$(90)

At March 31, 2006
Total assets	$48,595	$6,358,115	$952,567	$(51,274)	$7,308,003

4. Discontinued Operations
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

     The table below sets forth the loss from operations of Ryan Beck included in the Company’s Consolidated Statement of Operations in “Discontinued operations” (in thousands):

	For the Two	For the Three
	Months Ended	Months Ended
	February 28, 2007	March 31, 2006
Investment banking revenue	$37,836	$58,800

Non-interest expenses
Employee compensation and benefits	27,532	44,355
Occupancy and equipment	2,984	3,871
Advertising and promotion	740	1,567
Merger related costs (1)	14,263	—
Other expenses:
Professional fees	1,106	1,951
Communications	2,255	3,954
Floor broker and clearing fees	1,162	2,719
Interest expense	985	1,621
Other	1,086	1,918

Total non-interest expenses	52,113	61,956

(Loss) from Ryan Beck discontinued operations before noncontrolling interest and income taxes	(14,277)	(3,156)
Income tax benefit	(6,431)	(1,722)
Noncontrolling interest	(6,709)	(1,225)

(Loss) from Ryan Beck discontinued operations, net of noncontrolling interest and income taxes	$(1,137)	$(209)

     Merger related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
5. One-time Termination Benefits
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

6. Accounting for Income Taxes
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

7. BankAtlantic Defined Pension Plan
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
8. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Real estate loans:
Residential (1-4 family)	$2,198,648	$2,158,506
Construction and development	822,096	859,556
Commercial	1,027,214	1,071,287
Small business	191,666	186,833
Other loans:
Home equity	582,754	562,318
Commercial business	159,403	157,109
Small business — non-mortgage	99,852	98,225
Consumer loans	17,451	17,406
Deposit overdrafts	6,949	8,440
Other loans	—	425

Total gross loans	5,106,033	5,120,105
Adjustments:
Undisbursed portion of loans in process	(437,235)	(482,842)
Premiums, discounts and net deferred fees	1,955	1,306
Deferred profit on commercial real estate loans	(197)	(204)
Allowance for loan losses	(50,926)	(44,173)

Loans receivable — net	$4,619,630	$4,594,192

Allowance for Loan Losses (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$44,173	$41,830

Loans charged-off	(1,127)	(366)
Recoveries of loans previously charged-off	419	879

Net (charge-offs) recoveries	(708)	513

Provision for loan losses	7,461	163

Balance, end of period	$50,926	$42,506

     The following summarizes impaired loans (in thousands):

	March 31, 2007		December 31, 2006
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$12,957	$5,856	$325	$162
Impaired loans without specific valuation allowances	20,577	—	10,319	—

Total	$33,534	$5,856	$10,644	$162

     Impaired loans without specific reserves at March 31, 2007 include $7.5 million of performing loans.
9. Benihana Convertible Preferred Stock Investment
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
10. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	March 31,
	2007 (as restated)	December 31, 2006
Land and land development costs	$599,128	$579,256
Construction costs	174,219	180,005
Capitalized interest and other costs	97,161	88,231
Branch facilities	1,240	—

Total	$871,748	$847,492

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
11. Investments in Unconsolidated Affiliates
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
12. Other Debt
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
13. Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	March 31,
	2007 (as restated)	December 31, 2006
BankAtlantic Bancorp	$401,319	$411,396
Levitt	287,517	286,230
Joint Venture Partnerships	694	697

	$689,530	$698,323

14. Interest Expense
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
     In March 2006, BFC invested $1.0 million in a real estate limited partnership which represents an 8% limited partnership interest in the partnership. A subsidiary of CCC also has a 10% interest in the limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida and in connection with the purchase, CCC guaranteed repayment of a portion of the nonrecourse loan on the property. CCC’s maximum exposure under this guaranty agreement is $8.0 million representing approximately 37.5% of the current indebtedness of the commercial property, with the guarantee reduce based upon the performance of the property. The Company’s $1.0 million investment is included in other assets in the Company’s Consolidated Statements of Financial Condition. Based on the value of the limited partnership assets securing the indebtedness, it is reasonably likely that no payment by CCC will be required under the guarantee. CCC also separately guaranteed the payment of certain environmental indemnities and limited specific obligations of the partnership.
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
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $38.7 million at March 31, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $16.4 million at March 31, 2007. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2007 and December 31, 2006 was $93,000 and $107,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

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

17. (Loss) Earnings Per Common Share
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

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2007	2006
Basic (loss) earnings per common share
Numerator:
(Loss) from continuing operations allocable to common stock	$(1,814)	$(278)
Discontinued operations, net of taxes	1,053	(209)

Net (loss) allocable to common shareholders	$(761)	$(487)

Denominator:
Weighted average number of common shares outstanding	35,837	35,085
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	33,444	32,692

Basic (loss) earnings per common share:
(Loss) per share from continuing operations	$(0.05)	$(0.01)
Earnings (loss) per share from discontinued operations	0.03	—

Basic (loss) per common share	$(0.02)	$(0.01)

Diluted (loss) earnings per common share
Numerator
(Loss) from continuing operations allocable to common stock	$(1,814)	$(278)
Effect of securities issuable by subsidiaries	(3)	(38)

(Loss) from continuing operations allocable to common stock — diluted	$(1,817)	$(316)

Discontinued operations, net of taxes	$1,053	$(209)
Effect of securities issuable by subsidiaries	—	—

Discontinued operations, net of taxes — diluted	$1,053	$(209)

Net (loss) allocable to common shareholders — diluted	$(764)	$(525)

Denominator
Basic weighted average number of common shares outstanding	33,444	32,692
Common stock equivalents resulting from stock based compensation	—	—

Diluted weighted average shares outstanding	33,444	32,692

Diluted (loss) earnings per common share
(Loss) per share from continuing operations	$(0.05)	$(0.01)
Earnings (loss) per share from discontinued operations	0.03	(0.01)

Diluted (loss) per common share	$(0.02)	$(0.02)

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
BFC Financial Corporation
Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	March 31,
	2007 (as restated)	December 31, 2006
Assets
Cash and cash equivalents	$15,910	$17,815
Investment securities	2,211	2,262
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	904	908
Investment in BankAtlantic Bancorp, Inc.	113,658	113,586
Investment in Levitt Corporation	57,255	57,009
Investment in and advances to wholly owned subsidiaries	2,056	1,525
Loans receivable	1,987	2,157
Other assets	2,516	2,261

Total assets	$216,497	$217,523

Liabilities and Shareholders’ Equity
Advances from and negative basis in wholly owned subsidiaries	$1,373	$1,290
Other liabilities	6,636	7,351
Deferred income taxes	31,727	31,297

Total liabilities	39,736	39,938

Total shareholders’ equity	176,761	177,585

Total liabilities and shareholders’ equity	$216,497	$217,523

BFC Financial Corporation
Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2007 (as restated)	2006
Revenues	$559	$573
Expenses	1,914	2,220

(Loss) before earnings (loss) from subsidiaries	(1,355)	(1,647)
Equity from (loss) earnings in BankAtlantic Bancorp	(477)	1,404
Equity from earnings (loss) in Levitt	162	(109)
Equity from earnings (loss) in other subsidiaries	15	(32)

Loss before income taxes	(1,655)	(384)
Benefit for income taxes	(29)	(294)

Loss from continuing operations	(1,626)	(90)
Equity in subsidiaries’ discontinued operations, net of tax	1,053	(209)

Net (loss)	(573)	(299)
5% Preferred Stock dividends	188	188

Net (loss) allocable to common stock	$(761)	$(487)

BFC Financial Corporation
Parent Company Statements of Cash Flow — Unaudited
(In thousands)

	For the Three Months Ended March 31,
	2007 (as restated)	2006
Operating Activities:
Net (loss)	$(573)	$(299)
Decrease in other operating activities	(1,032)	(1,577)

Net cash used in operating activities	$(1,605)	$(1,876)

Investing Activities:
Investment in real estate limited partnership	—	(1,000)

Net cash used in investing activities	—	(1,000)

Financing Activities:
Payment of the minimum withholding tax upon the exercise of stock options	—	(4,155)
Payment for offering cost	(112)	—
5% Preferred Stock dividends paid	(188)	(188)

Net cash used in financing activities	(300)	(4,343)

Decrease in cash and cash equivalents	(1,905)	(7,219)
Cash at beginning of period	17,815	26,683

Cash at end of period	$15,910	$19,464

Supplementary disclosure of non-cash investing and financing activities
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$(234)	$(454)
( Increase) decrease in accumulated other comprehensive loss, net of taxes	(208)	167
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	—	4,155
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	121	—
     Cash dividends received from subsidiaries for the three months ended March 31, 2007 and 2006 were $607,000 and $568,000, respectively.

19. Litigation
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
20. Agreement to Acquire Levitt
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
21. New Accounting Pronouncements
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
22. Subsequent Events
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
     As discussed in Note 2 to the unaudited consolidated financial statements, our unaudited consolidated financial statements as of and for the three months ended March 31, 2007 have been restated to correct an accounting error relating to Levitt’s previously reported financial results for the same period. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Homebuilding & Real Estate Development segment gives effect to that restatement.
     As of March 31, 2007, we had total consolidated assets of approximately $7.5 billion, including the assets of our consolidated subsidiaries, noncontrolling interest of $689.5 million and shareholders’ equity of approximately $176.8 million.

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

Summary of Consolidated Results of Operations by Segment
     The table below sets forth the Company’s primary business segments results of operations (in thousands):

	For the Three Months Ended
	March 31,
	2007 (as restated)	2006
BFC Activities	$(1,313)	$(1,723)
Financial Services	(2,204)	8,022
Homebuilding & Real Estate Development	976	(660)

	(2,541)	5,639
Noncontrolling interest	(915)	5,729

Loss from continuing operations	(1,626)	(90)
Discontinued operations, less noncontrolling interest and income tax	1,053	(209)

Net (loss)	(573)	(299)
5% Preferred Stock dividends	(188)	(188)

Net loss allocable to common shareholders	$(761)	$(487)

     The Company reported a net loss of $573,000 for the three months ended March 31, 2007 as compared to a net loss of $299,000 in 2006. Included in 2007 is $1.1 million of income and included in 2006 is $209,000 of loss from discontinued operations, net of noncontrolling interest and income taxes, associated with Ryan Beck which was sold by BankAtlantic Bancorp to Stifel as described in note 4.
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

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF MARCH 31, 2007
(In thousands, except for share data)

		Pro forma
	as restated	adjustments (a)		Pro forma
ASSETS

Cash and cash equivalents	$204,609	$—		$204,609
Securities available for sale (at fair value)	677,836	—		677,836
Investment securities (approximate fair value:
$291,137	293,560	—		293,560
Tax certificates net of allowance of $3,782	157,062	—		157,062
Federal Home Loan Bank stock, at cost which approximates fair value	69,503	—		69,503
Loans receivable, net of allowance for loan losses of $50,926	4,619,630	—		4,619,630
Residential loans held for sale	6,235	—		6,235
Real estate held for development and sale	871,748	(78,931	)(b)	792,817
Real estate owned	23,135	—		23,135
Investments in unconsolidated affiliates	123,230	(13,300	)(c)	109,930
Properties and equipment, net	317,369	(10,033	)(d)	307,336
Goodwill and other intangibles	76,937	—		76,937
Deferred income tax asset	—	55,748	(e)	55,748
Other assets	82,940	(6,871	)(f)	76,069

Total assets	$7,523,794	$(53,387)		$7,470,407

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non interest bearing deposits	$1,031,628	—		$1,031,628
Interest bearing deposits	3,053,394	—		3,053,394

Total deposits	4,085,022	—		4,085,022
Customer deposits on real estate held for sale	32,358	—		32,358
Advances from FHLB	1,297,055	—		1,297,055
Short term borrowings	119,513	—		119,513
Subordinated debentures, notes and bonds payable and junior subordinated debentures	964,729	485	(g)	965,214
Deferred tax liabilities, net	5,943	(5,943	)(e)	0
Other liabilities	152,883	—		152,883

Total liabilities	6,657,503	(5,458)		6,652,045

Noncontrolling interest	689,530	(287,517)		402,013

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares	—	—		—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,755,904 as adjusted, 66,289,857 shares issued and outstanding, pro forma	266	375		641
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,090,652	69	—		69
Additional paid-in capital	93,934	239,212		333,146
Retained earnings	81,249			81,249

Total shareholders’ equity before accumulated other comprehensive income	175,518	239,587	(h)	415,105
Accumulated other comprehensive income	1,243	—		1,243

Total shareholders’ equity	176,761	239,587		416,348

Total liabilities and shareholders’ equity	$7,523,794	(53,387)		$7,470,407

(a)	Pro forma adjustments represent BFC’s acquisition of 83.4% of the difference in the estimated fair value of Levitt’s net assets after allocation of negative goodwill as compared to the corresponding book value. Negative goodwill resulted from the estimated fair value of acquired net assets exceeding the assumed purchase price (see footnote (h)). Negative goodwill was allocated to various non-financial assets on a pro-rata basis to reduce the estimated fair value of such assets. Estimated fair values of Levitt’s net assets upon consummation of the merger may be different than as assumed herein due to fluctuations in the value of the net assets over time.

(b)	Represents a decrease of $99.8 million associated with the allocation of negative goodwill, partially offset by an increase of approximately $20.8 million to its estimated fair value.

(c)	Represents a decrease of $13.3 million associated with the allocation of $12.3 million in negative goodwill and a decrease of approximately $971,000 based upon the estimated total market value of the investment in Bluegreen common stock at March 30, 2007. The estimated total market value of the investment in Bluegreen was determined by multiplying the closing price of Bluegreen common stock on March 30, 2007 by the number of shares owned.

(d)	Represents the allocation of negative goodwill.

(e)	Represents the reversal of BFC’s deferred tax liability of $19.4 million associated with Levitt’s undistributed earnings and the deferred tax consequences of basis differences created by purchase accounting (approximately $42.3 million.) Basis differences arise between the historical tax basis of Levitt’s net assets as compared to the book value of such assets recorded in purchase accounting which resulted in reclassifying $55.7 million from deferred tax liability to deferred tax asset. The deferred tax asset was computed using an income tax rate of 38.575%.

(f)	Represents write-off of debt financing costs of $5.3 million and allocation of negative goodwill of $1.6 million.

(g)	Represents the estimated fair value of debt obligations based upon current borrowing rates for similar types of borrowing arrangements.

(h)	The assumed purchase price of $239.6 million represents the value of consideration for the merger, including the shares of BFC’s Class A Common Stock exchanged in the merger and cash consideration paid for costs associated with the merger. The value of BFC shares exchanged was calculated at $6.25, determined using the average of the closing prices of BFC’s Class A Common Stock for a few days prior and subsequent to January 30, 2007, the date the terms of the merger agreement were finalized and announced.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND FOR THE YEAR ENDED DECEMBER 31, 2006
(In thousands, except for per share data)

	For the Three Months Ended March 31, 2007				For the Year Ended December 31, 2006
	As	Pro forma			As	Pro forma
	Restated	Adjustments		Pro forma	Presented	Adjustments	Pro forma
Revenues
BFC Activities
Interest and dividend income	$499			$499	$2,249		$2,249
Other income, net	951			951	1,433		1,433

	1,450	—		1,450	3,682	—	3,682

Financial Services
Interest and dividend income	93,540			93,540	367,177		367,177
Service charges on deposits	24,595			24,595	90,472		90,472
Other service charges and fees	7,033			7,033	27,542		27,542

Other income	3,939			3,939	22,555		22,555

	129,107	—		129,107	507,746	—	507,746

Homebuilding & Real Estate Development
Sales of real estate	141,298			141,298	566,086		566,086
Interest and dividend income	553			553	2,474		2,474
Other income	4,117			4,117	14,592		14,592

	145,968	—		145,968	583,152	—	583,152

Total revenues	276,525	—		276,525	1,094,580	—	1,094,580

Costs and Expenses
BFC Activities
Interest expense	12			12	30		30
Employee compensation and benefits	2,744			2,744	9,407		9,407
Other expenses	661			661	2,933		2,933

	3,417	—		3,417	12,370	—	12,370

Financial Services
Interest expense, net of interest capitalized	46,218			46,218	166,578		166,578
Provision for loan losses	7,461			7,461	8,574		8,574
Employee compensation and benefits	41,090			41,090	150,804		150,804
Occupancy and equipment	15,944			15,944	57,308		57,308
Advertising and promotion	5,858			5,858	35,067		35,067
Other expenses	16,208			16,208	55,980		55,980

	132,779	—		132,779	474,311	—	474,311

Homebuilding & Real Estate Development
Cost of sales of real estate	112,908			112,908	482,961		482,961
Selling, general and administrative expenses	32,645			32,645	120,017		120,017
Other expenses	482			482	3,677		3,677

	146,035	—		146,035	606,655	—	606,655

Total costs and expenses	282,231	—		282,231	1,093,336	—	1,093,336

Equity earnings from unconsolidated affiliates	2,893			2,893	10,935		10,935

(Loss) income before income taxes and noncontrolling interest	(2,813)	—		(2,813)	12,179	—	12,179
Benefit for income taxes	(272)			(272)	(528)		(528)
Noncontrolling interest	(915)	(814)	(a)	(1,729)	13,404	7,643 (a)	21,047

Loss from continuing operations	(1,626)	814		(812)	(697)	(7,643)	(8,340)
Discontinued operation less income tax provision (benefit) of $3,405 in 2007 and $(8,958) in 2006 and noncontrolling interest income (loss) of $6,206 in 2007 and $(9,011) in 2006	1,053	—		1,053	(1,524)	—	(1,524)

Net (loss) income	(573)	814		241	(2,221)	(7,643)	(9,864)
5% Preferred Stock dividends	(188)			(188)	750		750

Net (loss) income allocable to common stock	$(761)	814		$53	$(2,971)	(7,643)	$(10,614)

Diluted weighted average number of common shares outstanding	33,444	37,534	(b)	70,978	33,249	37,534 (b)	70,783

Diluted (loss) earnings per common share	$(0.02)			$0.00	$(0.10)		$(0.15)

(a)	Eliminate non-controlling interest for the three months ended March 31, 2007 and for the year ended December 31, 2006.

(b)	Represents shares of Class A Common Stock that will be issued to Levitt shareholders if the proposed merger with Levitt is consummated.

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

Consolidated Financial Condition
     Consolidated Assets and Liabilities
     Total consolidated assets at March 31, 2007 and December 31, 2006 were $7.5 billion and $7.6 billion, respectively. The material changes in the composition of total assets from December 31, 2006 to March 31, 2007 are summarized below:
•	an increase in cash and cash equivalents of approximately $3.5 million was primarily due to Levitt’s higher cash balances resulting from financing activities. This increase in cash and cash equivalents was partially offset by a decline in cash and cash equivalents at BankAtlantic Bancorp which resulted from the use of short term investments to fund its Class A common stock repurchase program and a decrease in BFC cash balance of $1.6 million due to the use of funds for operating activities;

•	increase in securities available for sale at BankAtlantic Bancorp reflecting Stifel common stock received upon the sale of Ryan Beck partially offset by the sale of equity securities held by BankAtlantic Bancorp to fund its Class A common stock repurchase program;

•	increase in BankAtlantic Bancorp investment securities at cost resulting from Stifel equity securities received as merger consideration upon the sale of Ryan Beck;

•	decrease in BankAtlantic tax certificate balances primarily due to redemptions of non-Florida tax certificates;

•	lower investment in BankAtlantic FHLB stock related to repayments of FHLB advances;

•	increase in BankAtlantic loan receivable balances associated with higher purchased residential and home equity loan balances partially offset by lower commercial real estate loan balances;

•	a net increase in Levitt’s inventory of real estate resulting from increases in land development and construction costs;

•	increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives and Levitt’s investment in commercial properties under construction, as well as an increase in Levitt’s master planned communities infrastructure, and

•	decrease in discontinued operations assets held for sale reflecting BankAtlantic Bancorp’s sale of Ryan Beck to Stifel.
     The Company’s total liabilities at March 31, 2007 and December 31, 2006 were $6.7 billion, each. The components are summarized below:
•	higher non-interest-bearing deposit balances at BankAtlantic due to an increase in free checking account balances associated with “Florida’s Most Convenient Bank” initiatives;

•	higher interest-bearing deposit balances at BankAtlantic primarily associated with increased higher yield saving, interest-bearing checking and certificate of deposit balances partially offset by lower money market account balances;

•	a decrease in FHLB advances and short term borrowings at BankAtlantic due to deposit growth and a decline in earning assets;

•	a net increase in Levitt’s notes and mortgage notes payable of $56.1 million, primarily related to project debt associated with development activities;

•	a decrease of $10.3 million in customer deposits associated with Levitt’s declining homebuilding backlog;

•	a net decrease in Levitt’s other accrued liabilities primarily attributable to decreases in incentive, construction and professional service fees accruals;

•	a decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel on February 28, 2007; and

•	a decrease in deferred tax liabilities primarily resulting from BankAtlantic increase in the allowance for loan losses.

Consolidated Financial Condition (Continued)
Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2007	2006
BankAtlantic Bancorp	$401,319	$411,396
Levitt	287,517	286,230
Joint Venture Partnerships	694	697

	$689,530	$698,323

NEW ACCOUNTING PRONOUNCEMENTS.
     See note 21 of our unaudited consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

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
Off Balance Sheet Arrangements — Contractual Obligations as of March 31, 2007

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
     As discussed in Note 2 to the unaudited consolidated financial statements, our financial statements as of and for the three months ended March 31, 2007 have been restated to properly eliminate the revenue on an intercompany transaction which amounted to $444,000 between Core Communities and Levitt and Sons. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations give effect to that restatement.
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

Homebuilding & Real Estate Development (Continued)
period of 2006 due to these difficult market conditions, and experienced decreased sales and increased cancellation rates on homes in backlog.
     We entered 2007 with a substantially lower backlog compared to the December 31, 2005 level. The backlog decreased reflecting fewer units in combination with lower average selling prices on net orders. The decrease in the number of units is due to the number of closings of homes exceeding the level of sales activity in the three months ended March 31, 2007 as well as the cancellation of contracts by buyers. The decrease in sales resulted in a decrease in construction starts in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. In addition, sales prices in the current market have experienced downward pressure associated with pricing incentives necessary to mitigate the imbalance in housing supply and increased competition. We offered price incentives in the first quarter of 2007 and expect to aggressively offer even more incentives as well as reduce sales prices throughout 2007 in order to attract buyers to our communities. We also continue to monitor our cancellation rates of homes in backlog and work with our customers to convert backlog into deliveries.
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

Homebuilding & Real Estate Development (Continued)
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007 (as restated)	2006	Change
(In thousands)
Revenues
Sales of real estate	$141,298	125,543	15,755
Other revenues	2,497	1,951	546

Total revenues	143,795	127,494	16,301

Costs and expenses
Cost of sales of real estate	112,908	102,055	10,853
Selling, general and administrative expenses	32,906	26,755	6,151
Other expenses	482	626	(144)

Total costs and expenses	146,296	129,436	16,860

Earnings (loss) from Bluegreen Corporation	1,744	(49)	1,793
Earnings from joint ventures	3	—	3
Interest and other income	2,339	889	1,450

Income (loss) before income taxes	1,585	(1,102)	2,687
(Provision) benefit for income taxes	(609)	442	(1,051)

Net income (loss)	$976	(660)	1,636

For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     We earned consolidated net income of $976,000 for the three months ended March 31, 2007, which represented an increase of $1.6 million as compared to a consolidated net loss of $660,000 for the same period in 2006. The increase in net income is the result of increases in average sales prices of homes delivered by our Homebuilding Division, increases in sales of real estate associated with Other Operations, as well as increases in interest and other income related to forfeited deposits. Additionally, Bluegreen Corporation experienced net earnings in the three months ended March 31, 2007 in comparison to a net loss in the same period in 2006. These increases were partially offset by increases in selling, general and administrative costs incurred by all segments.
     Our revenues from sales of real estate increased 12.6% to $141.3 million for the quarter ended March 31, 2007 from $125.5 million for the same 2006 period. This increase was primarily attributable to the increase in the Homebuilding Division sales of real estate. In the three months ended March 31, 2007, a land sale of $11.1 million was recorded by the Homebuilding Division, as compared to no land sales recorded during the same period in 2006, and the average sales price on homes delivered increased from $269,000 to $340,000. The increase in the average sales price of homes was offset in part by a decrease in the number of homes delivered from 439 units in the three months ended March 31, 2006 to 362 units in the three months ended March 31, 2007. Revenues for the three months ended March 31, 2007 also reflect sales of flex warehouse properties as Levitt Commercial delivered 17 flex warehouse units at its remaining development project, generating revenues of $6.6 million. Levitt Commercial did not deliver any units during the three months ended March 31, 2006.
     Other revenues increased to $2.5 million for the three months ended March 31, 2007 from $2.0 million for the same period in 2006. This was due to increased rental income associated with the leasing of certain commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales increased 10.6% to $112.9 million during the three months ended March 31, 2007, as compared to the same 2006 period. The increase in cost of sales was due to increased sales of real estate recorded

Homebuilding & Real Estate Development (Continued)
by Other Operations and the Homebuilding Division which included costs related to an $11.1 million land sale. These costs were offset in part by a decline in construction costs due to fewer homes being delivered. Cost of sales as a percentage of related revenue was approximately 79.9% for the three months ended March 31, 2007, as compared to approximately 81.3% for the same period in 2006, due mainly to the increased margins on homes delivered by the Homebuilding Division. In the three months ended March 31, 2007, the Homebuilding Division delivered 362 units at a margin of 21.6%, and completed a land sale that was fully reserved for in prior periods which as a result generated no margin, as compared with the delivery of 439 units at a margin of 18.4% and no land sales during the same period in 2006.
     Selling, general and administrative expenses increased $6.2 million to $32.9 million during the three months ended March 31, 2007 compared to $26.8 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased advertising and marketing costs, increased depreciation and professional services expenditures. The increase in employee compensation and benefits of $2.4 million is mainly due to the addition of several senior management positions with higher salaries and increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. These increases were partially offset by a decrease in full time employees to 581 at March 31, 2007, from 679 at March 31, 2006. Advertising and other marketing expenses increased $1.5 million related to efforts to attract buyers in a challenging homebuilding market. Depreciation expense increased due to the amortization of software costs in the three months ended March 31, 2007 while no software costs were depreciated in the three months ended March 31, 2006 as the system was not implemented until October 2006. In addition, depreciation expense increased due to an increase in commercial development properties in our Land Division. Lastly, fees for professional services increased relating to the pending merger with BFC and increased legal costs. As a percentage of total revenues, selling, general and administrative expenses increased to 22.9% during the three months ended March 31, 2007, from 21.0% during the same 2006.
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

Homebuilding & Real Estate Development (Continued)
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
     Interest incurred and capitalized totaled $8.4 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as an increase of $89.5 million in our borrowings from March 31, 2006 to March 31, 2007. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 8.25% at March 31, 2007, from 7.75% at March 31, 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 and 2006 included previously capitalized interest of approximately $3.6 million and $2.0 million, respectively.

Homebuilding & Real Estate Development (Continued)
LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate	$777	7,272	(6,495)
Other revenues	1,502	620	882

Total revenues	2,279	7,892	(5,613)

Costs and expenses
Cost of sales of real estate	72	5,019	(4,947)
Selling, general and administrative expenses	4,365	2,786	1,579
Interest expense	215	—	215

Total costs and expenses	4,652	7,805	(3,153)

Interest and other income	947	368	579

(Loss) income before income taxes	(1,426)	455	(1,881)
Benefit (provision) for income taxes	568	(137)	705

Net (loss) income	$(858)	318	(1,176)

Acres sold	—	56	(56)
Margin percentage (a)	90.7%	31.0%	59.7%
Unsold saleable acres	6,871	7,231	(360)
Acres subject to sales contracts — Third parties	74	195	(121)
Aggregate sales price of acres subject to sales contracts to third parties	$21,124	33,717	(12,593)

(a)	For the three months ended March 31, 2007, there were no land sales recorded. Sales of real estate and margin percentage relate to revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.
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
     The master-planned community in Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,757 acres have been sold as of March 31, 2007 and 37 acres were subject to firm sales contracts in Tradition, Florida with various homebuilders as of March 31, 2007. Tradition, South Carolina, encompasses almost 5,400 total acres, including approximately 3,000 net saleable acres and is currently entitled for 9,500 residential units and 1.5 million feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Approximately 37 acres were subject to firm sales contracts in Tradition, South Carolina with various homebuilders as of March 31, 2007. Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. We have historically realized between 40.0% and 60.0% margin on Land Division sales. Margins on land sales may not remain at these levels given the current downturn in the real estate markets where our master planned communities are located and the decrease in demand we are continuing to experience. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold, as well as the potential impact of revenue deferrals associated with percentage of completion accounting. In addition to the impact of economic and market factors on the sales price of land, the sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the

Homebuilding & Real Estate Development (Continued)
designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to costs of sales include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications and involve significant management judgment. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors.
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     Revenues decreased 89.3% to $777,000 during the three months ended March 31, 2007, compared to $7.3 million during the same period in 2006. Revenue for the three months ended March 31, 2007 was comprised of “look back” provisions of $415,000 and recognition of deferred revenue totaling $362,000, of which $222,000 was inter-segment that eliminates in consolidation. “Look back” revenue relates to incremental revenue received from homebuilders that purchased land based on the final resale price to the homebuilder’s customer. Certain of the Land Division’s contracts contain these provisions. There were no costs associated with the look back provisions since these costs were fully expensed at the time of closing. In the three months ended March 31, 2006, 56 acres consisting of finished lots were sold in Tradition, Florida at a margin percentage of 31%, while no land sales occurred during the three months ended March 31, 2007.
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
     Interest incurred for the three months ended March 31, 2007 and 2006 was $2.8 million and $1.3 million, respectively. Interest capitalized totaled $2.6 million for the three months ended March 31, 2007 as compared to $1.3 million during the same 2006 period. The difference in the interest incurred and capitalized in the three months ended March 31, 2007 of approximately $215,000 was attributable to funds borrowed by Core Communities but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as due to an increase in the average interest rate on variable-rate debt. Most of Core Communities’ variable-rate debt is indexed to various LIBOR rates, which increased from March 31, 2006 to March 31, 2007. Cost of sales of real estate for the three months ended March 31, 2007 did not include previously capitalized interest, as compared to $23,000 for the three months ended March 31, 2006.
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
     Cost of sales of real estate in Other Operations includes both the cost of sales of flex warehouse units delivered in the period as well as the expensing of interest previously capitalized in this business segment. Cost of sales increased to $5.5 million during the three months ended March 31, 2007, as compared to $642,000 during the three months ended March 31, 2006. The increase is attributable to the delivery of the 17 flex warehouse units in the three months ended March 31, 2007 as compared to no units being delivered in the same period in 2006.

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

Homebuilding & Real Estate Development (Continued)
FINANCIAL CONDITION
March 31, 2007 compared to December 31, 2006
     Our total assets at March 31, 2007 and December 31, 2006 were $1.1 billion. Although total assets did not change there were increases and decreases that offset each other. The significant changes in the composition of assets primarily resulted from:
•	a net increase in cash and cash equivalents of $12.2 million, which resulted from cash provided by financing activities, offset by cash used in operations and investing activities;

•	a net increase in inventory of real estate of approximately $22.9 million resulting from increases in land development and construction costs by our Homebuilding and Land Divisions;

•	a decrease in notes receivable of $4.1 million due to the repayment of a note associated with a Land Division sale; and

•	an increase of $8.8 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, and support for infrastructure in our master planned communities.
     Total liabilities at March 31, 2007 and December 31, 2006 were $784.7 million and $747.4 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $56.1 million, primarily related to project debt associated with development activities;

•	a decrease of $10.3 million in customer deposits reflecting fewer orders for new homes;

•	a decrease in the current tax liability of approximately $3.1 million relating to the payment of 2006 annual taxes offset in part by our current provision for income tax; and

•	a net decrease in other accrued liabilities of approximately $5.3 million attributable to decreased incentive compensation accruals, decreased construction related accruals, and decreased professional services accruals related to the consultants retained in 2006 for our technology upgrade.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the three months ended March 31, 2007, our primary sources of funds were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $60.6 million and $48.4 million, respectively. Our cash increased $12.2 million during the three months ended March 31, 2007 primarily as a result of liquidity generated by borrowings by our Land and Homebuilding Divisions during the quarter. We primarily utilized borrowings to finance the growth in inventory in Tradition, South Carolina and to fund our operations. Total debt increased to $671.8 million at March 31, 2007 compared to $615.7 million at December 31, 2006.
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

Homebuilding & Real Estate Development (Continued)
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
     Operating Activities. During the three months ended March 31, 2007, we used $33.3 million of cash in our operating activities, as compared to $102.4 million of cash used in such activities in the prior period. The primary use of cash during the three months ended March 31, 2007 and 2006 was the result of increased inventories in both our Homebuilding and Land Divisions. While increases in inventory in 2006 were primarily the result of land purchases, the increase in 2007 was attributable to significant land development expenditures to prepare the land for the construction of homes. We will continue to invest in our existing projects in 2007, many of which are in a stage of development requiring further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. As a result, we are not expecting a decline in inventory during the year. At this time, no land purchases are contemplated in 2007 based on current market conditions.
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

Homebuilding & Real Estate Development (Continued)
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
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments as they are due. As of March 31, 2007, development districts in Tradition, Florida had $46.6 million of community development district bonds outstanding and we owned approximately 36% of the property in those districts. During the three months ended March 31, 2007, we recorded approximately $726,000 in assessments on property we owned in the districts of which $657,000 were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     The following table summarizes our contractual obligations as of March 31, 2007 (in thousands):

		Payments due by period
		Less than	2-3	4-5	More than
Category (2)	Total	1 year	Years	Years	5 years
Long-term debt obligations (1)	$671,764	22,851	406,102	228,976	13,835
Operating lease obligations	7,661	2,358	2,916	979	1,408
Purchase obligations	14,220	14,220	—	—	—

Total Obligations	$693,645	39,429	409,018	229,955	15,243

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations.
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

Homebuilding & Real Estate Development (Continued)
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
     Because BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, an increase or decrease in the market price of their stock would not impact the financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC. Included in the Company’s Consolidated Statement of Financial Condition at March 31, 2007 was $2.3 million of publicly traded equity securities held by BFC and BFC’s $20.0 investment in Benihana Series B Convertible Preferred Stock for which no current market is available (unless converted into common stock). The ability to realize or liquidate these investments will depend on future market and economic conditions and is subject to significant risk.
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
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2007. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months ended March 31, 2007, see “Financial Services Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
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
     As described in Note 2 to the consolidated unaudited financial statements, the Company restated its previously issued consolidated unaudited financial statements for the quarter ended March 31, 2007 contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 as a result of the restatement by Levitt Corporation of its financial results, which are included in the Company’s consolidated unaudited financial statements. Levitt Corporation reported that an error was made relating to an elimination entry associated with an intercompany transaction at Levitt Corporation. Management, after discussion with Audit Committee, has evaluated the implication of the error at Levitt Corporation and the resulting restatement. Based upon the quantitative and qualitative impact to the Company’s interim and annual financial statements, management determined that there was no material weakness in the period ended March 31, 2007.
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

BFC FINANCIAL CORPORATION
Date: May 17, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 17, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President,
and Chief Financial Officer

Date: May 17, 2007	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer