Form 10-K/A
period 2006-12-31
BFC FINANCIAL CORP
filed 2007-07-05
CIK 315858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 2

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
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of June 26, 2007.
Class A Common Stock of $.01 par value, 28,872,758 shares outstanding.
Class B Common Stock of $.01 par value, 7,103,753 shares outstanding.

Documents Incorporated by Reference
The restated financial statements of Bluegreen Corporation (“Bluegreen”) are incorporated in Part II of this report and are filed as an exhibit to this report.
EXPLANATORY NOTE
BFC Financial Corporation (“BFC” or the “Company”) is filing this Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2006, to revise certain disclosures as follows:
•	to revise the Company’s Segment Reporting by including Levitt Corporation’s (“Levitt”) segments as described in Note 3 of the audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and to make conforming revisions in Item 1. Business, Item 6. Selected Consolidated Financial Data and Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition. The Company revised its reportable segments by disaggregating the Company’s Homebuilding & Real Estate Development segment (which reported Levitt’s consolidated results of operations from one reportable segment) to mirror four reportable segments presented by Levitt;

•	to provide more specific disclosure on the methodology for evaluating projects for impairment and the factors influencing the assumptions used in the analysis. Such disclosures are included in Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition, Real Estate Held for Development and Sale in Note 1 Organization and Summary of Significant Accounting Policies and in Item 8. Financial Statements and Supplementary Data;

•	to include the financial statements of Bluegreen as of and for the three years ended December 31, 2006 incorporated by reference in Part II of this report which are filed as an exhibit, in accordance with Rule 3-09 of Regulation S-X; and

•	to correct other minor typographical errors.
These revisions had no impact on the Company’s Statements of Financial Condition, Consolidated Statements of Operations or Consolidated Statements of Cash Flows as of and for each of the years in the three year period ended December 31, 2006 and no changes to the Company’s Controls and Procedures as described in Item 9A. All other Items to the original filing remain unchanged.
This Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Company’s Annual Report on Form 10-K on March 16, 2007 or include, or otherwise modify or update the disclosure contained therein in any way other than to reflect the additional disclosure as described above. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K on March 16, 2007.
In addition, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 also includes current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 32.1 and 31.2 and 32.2 respectively.

BFC Financial Corporation
Annual Report on Form 10-K/A Amendment No. 2
for the year ended December 31, 2006

PART I

Item 1. Business

PART II

Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8. Financial Statements
Item 9A. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statement Schedules
Exhibit 12.1 Ratio of earnings to fixed charges
Exhibit 23.1 Consent of PricewaterhouseCoopers LLP
Exhibit 23.2 Consent of Ernst & Young LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
Restated audited financial statements (Bluegreen)

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
Business Segments
          We report our results of operations through six segments: i) BFC Activities, ii) Financial Services and iii) homebuilding & real estate development activities, which are disclosed through four reportable segments as described below. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to our audited consolidated financial statements of trends, results of operations and further discussion on each segment.
BFC Activities Segment
          BFC Activities segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This segment includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from Cypress Creek Capital, Inc. (“CCC”), interest income from loans receivable, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as describe herein. The Company’s earnings or losses in BankAtlantic Bancorp are included in the Financial Services segment and Levitt’s earnings and losses are included in four reportable segments, consisting of Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations.
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

          The composition, yields and maturities of BankAtlantic’s securities available for sale and investment securities and tax certificates were as follows (dollars in thousands):

	U.S.				Corporate
	Treasury			Mortgage-	Bond		Weighted
	and	Tax	Tax-Exempt	Backed	and		Average
	Agencies	Certificates	Securities	Securities	Other	Total	Yield
December 31, 2006 Maturity: (1)
One year or less	$—	$195,391	$—	$996	$—	$196,387	8.76%
After one through five years	—	—	12,638	106	675	13,419	5.68
After five through ten years	—	—	184,463	1,982	—	186,445	5.64
After ten years	—	—	200,143	358,666	—	558,809	5.46

Fair values (2)	$—	$195,391	$397,244	$361,750	$675	$955,060	6.17%

Amortized cost (2)	$—	$195,391	$397,469	$365,565	$685	$959,110	6.05%

Weighted average yield based on fair values	—%	8.78%	6.00%	4.96%	5.18%	6.17%
Weighted average maturity (yrs)	—	1.0	14.84	25.59	2.22	16.11

December 31, 2005
Fair values (2)	$1,000	$163,726	$388,566	$381,540	$585	$935,417	5.45%

Amortized cost (2)	$998	$163,726	$392,130	$387,178	$585	$944,617	5.20%

December 31, 2004
Fair values (2)	$—	$166,731	$332,605	$500,517	$585	$1,000,438	5.37%

Amortized cost (2)	$—	$166,731	$332,024	$498,504	$585	$997,844	5.50%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the parent company with a cost of $88.6 million, $95.1 million, and $50.7 million and a fair value of $99.9 million, $103.2 million, and $53.7 million, at December 31, 2006, 2005 and 2004, respectively, were excluded from the above table. At December 31, 2006, equities held by BankAtlantic with a cost of $750,000 and a fair value of $765,000 was excluded from the above table.
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

Homebuilding & Real Estate Development Segments
     Our Homebuilding & Real Estate Development activities are comprised of the operations of Levitt Corporation. Levitt presents its results in four reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if declared and paid by Levitt. Levitt is a separate public company and its management prepared the following Item 1. Business regarding Levitt which was included in Levitt’s Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us”, “our” or “Parent Company” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
“General Description of Business
          We are a homebuilding and real estate development company with activities throughout the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida.
          Our principal real estate activities are primarily conducted through our wholly owned subsidiaries Levitt and Sons, LLC, (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”), which operate our Homebuilding Division and Land Division, respectively. At December 31, 2006 our Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment which report on our business of developing single and multi-family homes. In our single-family home communities, we specialize in serving active adults and families. The standard base price for the homes we sell varies by location and ranges between $110,000 and $650,000. For 2006, the average closing price of the homes we delivered was $302,000. The Land Division, which is treated as one reportable operating segment, develops master-planned communities, generates revenue from developing, marketing and selling large acreage and raw and finished lots to third-party residential, commercial and industrial developers and internally developing certain commercial projects for leasing. The Land Dividion also sells land to our Primary Homebuilding segment, which develops both active adult and family communities in our master-planned communities. We are also engaged in commercial real estate activities through our wholly owned subsidiary, Levitt Commercial, LLC (“Levitt Commercial”), and we invest in other real estate projects through subsidiaries and various joint ventures. In addition, we own approximately 31% of the outstanding common stock of Bluegreen Corporation (“Bluegreen”, NYSE: BXG), which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts as well as residential home sites around golf courses or other amenities.
          Our Homebuilding Division, comprised of our wholly owned subsidiary Levitt and Sons, is primarily a real estate developer of single and multi-family home and townhome communities specializing in both active adult and family communities in Florida, Georgia, South Carolina and Tennessee. Primary Homebuilding segment, which operates in Florida, Georgia, and South Carolina, and the Tennessee Homebuilding segment, which consists of the acquired entity Bowden Building Corporation (“Bowden”) and all operations in Tennessee, both operate within Levitt and Sons. Levitt and Sons and its predecessors have built more than 200,000 homes since 1929. It has strong brand awareness as America’s oldest homebuilder and is recognized nationally for having built the Levittown communities in New York, New Jersey and Pennsylvania. We acquired Levitt and Sons in December 1999 and Bowden was acquired in 2004. In the second quarter of 2006 we conducted an impairment review to determine whether the decline in profitability and cash flows in our Tennessee Homebuilding operations had reached a level where the carrying value of the assets exceeded their estimated fair value. As a result of this review, the $1.3 million of goodwill recorded in connection with the Bowden acquisition was fully written off in 2006.
          Our Land Division, comprised of our wholly owned subsidiary Core Communities, develops master-planned communities and is currently developing Tradition™, Florida, which is located in Port St. Lucie, Florida and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Our original community is St. Lucie West. Substantially completed in 2006, it is a 4,600 acre community located in Port St. Lucie, Florida consisting of approximately 6,000 built and occupied homes, numerous businesses, a university campus and the New York Mets’ spring training facility. Our second master-planned community, Tradition, Florida also located in Port St. Lucie, Florida, encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95 and will have approximately 18,000 residential units and 8.5 million square feet of commercial space. Our Tradition, South Carolina development consists of approximately 5,400 acres, and is currently entitled for up to 9,500 residential units, with 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. Land sales commenced in Tradition, South Carolina in the fourth quarter 2006.

Recent Developments
Merger Agreement with BFC
          On January 31, 2007, we announced that we had entered into a definitive merger agreement with BFC Financial Corporation, a Florida corporation (“BFC”) which owns shares representing approximately 17% of our total equity and 53% of our total voting power, pursuant to which we would, upon consummation of the merger, become a wholly owned subsidiary of BFC. Under the terms of the merger agreement, holders of our Class A Common Stock (other than BFC) will be entitled to receive 2.27 shares of BFC Class A Common Stock for each share of our Class A Common Stock held by them and cash in lieu of any fractional shares of BFC Class A Common Stock that they otherwise would be entitled to receive. Further, under the terms of the merger agreement, options to purchase shares, and restricted stock awards, of our Class A Common Stock will be converted into options to purchase, and restricted stock awards, as applicable, of shares of BFC Class A Common Stock with appropriate adjustments to reflect the exchange ratio. BFC Class A Common Stock is listed for trading on the NYSE Arca Stock Exchange under the symbol “BFF,” and on January 30, 2007, its closing price on such exchange was $6.35. The merger agreement contains certain customary representations, warranties and covenants on the part of us and BFC, and the consummation of the merger is subject to a number of customary closing and termination conditions as well as the approval of both the Company’s and BFC’s shareholders. Further, in addition to the shareholder approvals required by Florida law, the merger will also be subject to the approval of the holders of our Class A Common Stock other than BFC and certain other shareholders. The merger is subject to a number of risks and uncertainties, including, without limitation, the risk that the market price of BFC Class A Common Stock as quoted on the NYSE Arca Stock Exchange might decrease during the interim period between the date of the merger agreement and the date on which the merger is completed, thereby decreasing the value of the consideration to be received by holders of our Class A Common Stock in connection with the merger, and the risk that the merger may not be completed as contemplated, or at all. The merger is currently expected to close during 2007. If the merger is completed, all of our common stock will be canceled and our Class A Common Stock will no longer be listed on the New York Stock Exchange. While we are optimistic that the merger will be approved, the merger is subject to a number of conditions, including shareholder approval. In the event that the merger is not approved by shareholders, or not consummated for any other reason, it is our current intention to pursue a rights offering to holders of Levitt’s Class A Common Stock.
Impairment charges
The trends in the homebuilding industry were unfavorable in 2006. Demand has slowed significantly as evidenced by fewer new orders, lower conversion rates and higher cancellations in the markets in which we operate. Market conditions have been particularly difficult in Florida, which we believe are the result of changing homebuyer sentiment, reluctance of buyers to commit to a new home purchase because of uncertainty in their ability to sell their existing home, few homebuyers purchasing properties as investments, rising mortgage financing expenses, and an increase in both existing and new homes available for sale. In addition, higher sales prices, increases in property taxes and higher insurance rates in Florida have impacted affordability for buyers. As a result of these market conditions, we evaluated the real estate inventory reflected on our balance sheet for impairment on a project by project basis throughout 2006. Based on this assessment, we recorded $36.8 million of impairment charges for the year ended December 31, 2006 which are included in cost of sales in the consolidated statements of operations. Included in this amount are pretax charges of approximately $28.9 million and $5.4 million for inventory impairments relating to the Primary Homebuilding segment and Tennessee Homebuilding segment, respectively, and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase, $2.2 million of which is related to the Primary Homebuilding segment and $300,000 of which is related to the Tennessee Homebuilding segment.
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
          Operate more efficiently and effectively. We have recently taken steps which we believe will improve our operating efficiencies. We are working diligently to align our staffing levels with current and anticipated future market conditions and will continue to focus on implementing expense management initiatives throughout the organization. We have hired additional experienced operating and financial professionals throughout the organization, increased accountability throughout the organization and implemented a new technology platform for all of our operating entities, other than our Tennessee Homebuilding operations. We intend to continue our focus on improving our operating effectiveness in 2007 by continuing programs such as reducing our construction cycle time.
          Continue to develop master-planned communities in desirable markets for sale and leasing. The Land Division is actively developing and marketing its master-planned communities in Florida and South Carolina. In addition to sales of parcels to homebuilders, the Land Division continues to expand its commercial operations through sales to developers and through its efforts to internally develop certain projects for leasing to third parties. In 2006 we expanded our commercial development and leasing activities with the construction and development of a “Power Center” at Tradition, Florida. The Power Center is substantially leased primarily to several “big box” retailers and is expected to open in the fall of 2007. We view our commercial projects opportunistically and intend to periodically evaluate the short and long term benefits of retention or disposition. Historically, land sale revenues have been sporadic and fluctuated more dramatically than home sale revenues, but land sale transactions result in higher margins, which historically have varied between 40% and 60%. However, margins on land sales and the many factors which impact the margin may not remain at these levels given the current downturn in the real estate markets where we own properties. Our land development activities in our master-planned communities complement our homebuilding activities by offering a source of land for future homebuilding. At the same time, our homebuilding activities have complemented our master-planned community development activities since we believe that Levitt and Son’s strong merchandising and quality developments have tended to support future land sales in our master-planned communities. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. As these parcels become available for sale, Levitt and Sons will have an opportunity to develop them. Our strategy is to review whether the allocation of the land to Levitt and Sons maximizes both the community as a whole and our overall business goals. In December 2006, Levitt and Sons acquired the first 150 acres in Tradition South Carolina from our Land Division and currently plans to acquire an additional 312 acres in stages through 2009. Third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities. Therefore, we will review each parcel as it is ready for development to determine if it should be developed by Levitt and Sons, sold to a third party, or internally developed for leasing.
          Improve our financial strength. We are focusing our efforts on improving our financial condition including enhancing our liquidity, preserving our borrowing capacity, and monitoring expenses. In addition to expense management, we are reviewing our land positions to ensure that our land portfolio is fairly valued and appropriately aligned with our expectations of future housing demand. Further, in January 2007, we announced that we entered into a definitive merger agreement pursuant to which we will become a wholly-owned subsidiary of BFC. We believe this merger, if consummated, will provide opportunities to strengthen our balance sheet as BFC has no debt at the holding company level and we believe is better positioned to access other financial resources. We are currently reviewing and in the process of selling certain of our land inventory. We suspended additional land acquisitions in the year ended December 31, 2006 and we wrote off approximately $2.5 million of pre-acquisition costs and deposits relating to properties that we decided not to acquire. Our current inventory is expected to yield sufficient usable homesites for the next five to six years and could last longer if current absorption levels persist.
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
Business Segments
          Management reports results of operations through four segments: Primary Homebuilding, Tennessee Homebuilding, Land Division and Other Operations. The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements Note 21 to our audited consolidated financial statements for discussion of trends, results of operations and further discussion on each segment.
Homebuilding Division — Primary Homebuilding Segment
          The Primary Homebuilding segment of our Homebuilding Division develops both active adult and family planned communities in Florida, Georgia and South Carolina. Our average contract price for new home orders in 2006, which includes the base price and buyer selected options and upgrades, was approximately $383,000. The communities currently under development or under contract and relevant data as of December 31, 2006 are as follows:

	Number of	Planned	Closed		Sold	Net Units
	Communities	Units (a)	Units	Inventory	Backlog	Available
Active Adult Communities
Current Developments (includes optioned lots)	15	10,629	3,262	7,367	767	6,600
Properties Under Contract to be Acquired (b)	1	690	0	690	0	690

Total Active Adult	16	11,319	3,262	8,057	767	7,290

Family Communities
Current Developments (includes optioned lots)	11	4,268	1,675	2,593	359	2,234
Properties Under Contract to be Acquired (b)	0	0	0	0	0	0

Total Family	11	4,268	1,675	2,593	359	2,234

Total
Current Developments (includes optioned lots)	26	14,897	4,937	9,960	1,126	8,834
Property Under Contract to be Acquired (b)	1	690	0	690	0	690

TOTAL PRIMARY HOMEBUILDING	27	15,587	4,937	10,650	1,126	9,524

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.

(b)	There can be no assurance that the current property under contract will be acquired.
          The property under contract listed above represents a property for which due diligence had been completed as of December 31, 2006. Our Primary Homebuilding operation has the right to acquire the property at an aggregate purchase price of $14.2 million. Management will continue to evaluate market conditions and decide whether it is prudent to acquire this property in 2007, if at all. If a decision is made not to purchase this property amounts deposited or expended for due diligence will be written off. At December 31, 2006, we had $400,000 in deposits securing this purchase obligation and we are currently evaluating this obligation and intend to acquire the land associated with this purchase obligation.
          At December 31, 2006, our Primary Homebuilding segment’s backlog was 1,126 units, valued at $411.6 million. Backlog represents the number of units subject to pending sales contracts. Homes in backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun. There is no assurance that buyers will choose to complete the purchase of homes under contract and our remedy upon such failure to close is generally limited to retaining the buyers’ deposits or seeking specific performance of the sales contracts.
Homebuilding Division -Tennessee Homebuilding Segment
          Our Tennessee Homebuilding segment of our Homebuilding Division develops family communities in Tennessee. Our average contract price for new home orders in 2006, which includes the base price and buyer selected options and upgrades, was approximately $215,000. Our communities are designed to serve families of various ranges of incomes. The communities currently under development or under contract and relevant data as of December 31, 2006 are as follows:

	Number of	Planned	Closed		Sold	Net Units
	Communities	Units (a)	Units	Inventory	Backlog	Available
Family Communities
Current Developments (includes optioned lots)	22	3,003	1,525	1,478	122	1,356
Properties Under Contract to be Acquired	0	0	0	0	0	0

Total Family	22	3,003	1,525	1,478	122	1,356

Total
Current Developments (includes optioned lots)	22	3,003	1,525	1,478	122	1,356
Properties Under Contract to be Acquired	0	0	0	0	0	0

TOTAL TENNESSEE HOMEBUILDING	22	3,003	1,525	1,478	122	1,356

(a)	Actual number of units may vary from original project plan due to engineering and architectural changes.
          Tennessee Homebuilding operations have no properties under contract.
          At December 31, 2006, our Tennessee Homebuilding operations backlog was 122 units, valued at $26.7 million. Backlog represents the number of units subject to pending sales contracts. Homes in backlog include homes that have been completed, but on which title has not been transferred, homes not yet completed and homes on which construction has not begun. There is no assurance that buyers will choose to complete the purchase of homes under contract and our remedy upon such failure to close is generally limited to retaining the buyers’ deposits or seeking specific performance of the sales contracts.
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
          At December 31, 2006, our Land Division owned approximately 6,500 gross acres in Tradition, Florida including approximately 4,100 saleable acres. Through December 31, 2006, Core Communities had entered into contracts for the sale of a total of 1,794 acres in the first phase residential development at Tradition, Florida of which 1,757 acres had been delivered at December 31, 2006. Our backlog contains contracts for the sale of 37 acres, although there is no assurance that the consummation of those transactions will occur. Delivery of these acres is expected to be completed in 2007. At December 31, 2006, our Land Division additionally owned approximately 5,230 gross acres in Tradition, South Carolina including approximately 2,800 saleable acres. Through December 31, 2006, Core Communities had entered into a contract with Levitt and Sons for the sale of a total of 462 acres in the first phase residential development at Tradition, South Carolina of which 150 acres had been delivered at December 31, 2006. Our third party backlog in Tradition South Carolina contains contracts for the sale of 37 acres.
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
Other Investments and Joint Ventures
          In October 2004, we acquired an 80,000 square foot office building to serve as our home office in Fort Lauderdale, Florida for $16.2 million. The building was fully leased and occupied during the year ended December 31, 2005 and generated rental income. On November 9, 2005 the lease was modified and two floors of the building were vacated in January 2006. The Company moved the senior management of Levitt and Sons and all Other Operations employees into this building in 2006, and it now serves as the Corporate Headquarters for Levitt Corporation and Levitt and Sons.
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
Information Technologies
          We continue to seek to improve the efficiency of our field and corporate operations in an effort to plan appropriately for the construction of our homes under contract. In the fourth quarter of 2006, we implemented a fully integrated operating and financial system in order to have all operating entities, with the exception of the Tennessee Homebuilding operations, on one platform and to have all field personnel use a standardized construction scheduling system that aims to improve the management of cycle time, subcontractor relationships and efficiencies throughout the field operations. These systems are expected to enable information to be shared and utilized throughout our company and enable us to better manage, optimize and leverage our employees and management.
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
Employees
          As of December 31, 2006, we employed a total of 666 full-time employees and 32 part-time employees. The breakdown of employees by segment was as follows:

	Full	Part
	Time	Time
Primary Homebuilding	512	24
Tennessee Homebuilding	32	1
Land	59	7
Other Operations	63	—

Total	666	32

          Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are satisfactory.
Additional Information
          Our Internet website address is www.levittcorporation.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into this Form 10-K/A.
          Our website also includes printable versions of our Corporate Governance Guidelines, our code of Business Conduct and Ethics and the charters for each of our Audit, Compensation and Nominating Committees of our Board of Directors.”

PART II
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
(Dollars in thousands, except per share data, average price data, ratios, percentages, units and acres)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Income Statement
Revenues
BFC Activities	$3,682	$3,129	$5,683	$1,073	$607
Financial Services	507,746	445,537	358,703	320,534	350,987
Homebuilding & Real Estate Development	583,152	574,824	558,838	288,686	212,081

	1,094,580	1,023,490	923,224	610,293	563,675

Costs and Expenses
BFC Activities	12,370	9,665	7,452	7,019	5,141
Financial Services	474,311	381,916	280,431	275,507	321,243
Homebuilding & Real Estate Development	606,655	498,760	481,618	253,169	191,662

	1,093,336	890,341	769,501	535,695	518,046

Equity in earnings from unconsolidated affiliates	10,935	13,404	19,603	10,126	9,327

Income from continuing operations	12,179	146,553	173,326	84,724	54,956
(Benefit) provision for income taxes	(528)	59,566	70,920	36,466	19,615
Noncontrolling interest	13,404	79,267	90,388	43,616	33,501

(Loss) income from continuing operations	(697)	7,720	12,018	4,642	1,840
(Loss) income from discontinued operations, net of noncontrolling interest and income taxes	(1,524)	5,054	2,212	2,380	2,151
Income from extraordinary items, net of noncontrolling interest and income taxes	—	—	—	—	3,298
Cumulative effect of a change in accounting principle, net of noncontrolling interest and income taxes	—	—	—	—	(2,097)

Net (loss) income	(2,221)	12,774	14,230	7,022	5,192
5% Preferred Stock dividends	750	750	392	—	—

Net (loss) income allocable to common stock	$(2,971)	$12,024	$13,838	$7,022	$5,192

(CONTINUED)

(Dollars in thousands, except per share data, average price data, ratios, percentages, units and acres)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Common Share Data (a), (c), (d)
Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.04)	$0.24	$0.48	$0.21	$0.08
Discontinued operations	(0.05)	0.18	0.09	0.10	0.10
Extraordinary items	—	—	—	—	0.15
Cumulative effect of a change in accounting principle	—	—	—	—	(0.09)

Basic (loss) earnings per share of common stock	$(0.09)	$0.42	$0.57	$0.31	$0.23

Diluted (loss) earnings per share:
Diluted earnings (loss) per share from continuing operations	$(0.05)	$0.22	$0.40	$0.16	$0.07
Discontinued operations	(0.05)	0.15	0.07	0.09	0.09
Extraordinary items	—	—	—	—	0.14
Cumulative effect of a change in accounting principle	—	—	—	—	(0.09)

Diluted (loss) earnings per share of common stock	$(0.10)	$0.37	$0.47	$0.25	$0.21

Basic weighted average number of common shares outstanding	33,249	28,952	24,183	22,818	22,454
Diluted weighted average number of common shares outstanding	33,249	31,219	27,806	26,031	22,454
Ratio of earnings to fixed charges (e)	—	—	—	0.28	—
Dollar deficiency of earnings to fixed charges (e)	$5,197	$7,217	$4,145	$—	$1,347
(CONTINUED)

(Dollars in thousands, except for per share data, average price data, ratios, percentages, units and acres)

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet (at period end)
Loans and leases and held for sale, net	$4,603,505	$4,628,744	$4,561,073	$3,611,612	$3,377,870
Securities	$1,081,980	$1,064,857	$1,082,985	$553,148	$975,516
Total assets	$7,605,766	$7,395,755	$6,954,847	$5,136,235	$5,415,933
Deposits	$3,867,036	$3,752,676	$3,457,202	$3,058,142	$2,920,555
Securities sold under agreements to repurchase and federal funds purchased	$128,411	$249,263	$257,002	$120,874	$116,279
Other borrowings (f)	$2,426,000	$2,131,976	$2,086,368	$1,209,571	$1,686,613
Shareholders’ equity	$177,585	$183,080	$125,251	$85,675	$77,411
Book value per share (d), (g)	4.84	5.25	4.25	3.68	3.45
Return on average equity (b) (h)	(1.24)%	8.08%	13.16%	8.63%	6.85%
BankAtlantic Asset quality ratios
Non-performing assets, net of reserves as a percent of total loans, tax certificates and real estate owned	0.55%	0.17%	0.19%	0.36%	0.86%
Loan loss allowance as a percent of non-performing loans	982.89%	605.68%	582.18%	422.06%	235.61%
Loan loss allowance as a percentage of total loans	0.94%	0.88%	1.00%	1.24%	1.38%
Capital Ratios for BankAtlantic
Total risk based capital	12.08%	11.50%	10.80%	12.06%	11.89%
Tier I risk based capital	10.50%	10.02%	9.19%	10.22%	10.01%
Leverage	7.55%	7.42%	6.83%	8.52%	7.26%
Levitt Corporation
Consolidated:
Consolidated margin on sales of real estate (i)	$83,125	$150,030	$143,378	$73,627	$48,133
Consolidated Margin	14.70%	26.90%	26.1%	26.0%	23.2%
Homes delivered (units)	1,660	1,789	2,126	1,011	740
Backlog of homes (units)	1,248	1,792	1,814	2,053	824
Backlog of homes (sales value)	$438,240	$557,325	$448,647	$458,771	$167,526
Land division acres sold	371	1,647	1,212	1,337	1,715
Primary Homebuilding:
Revenues from sales of real estate	$424,420	$352,723	$418,550	$222,257	$162,359
Cost of sales of real estate (i)	367,252	272,680	323,366	173,072	131,281

Margin (i)	$57,168	$80,043	$95,184	$49,185	$31,078
Margin percentage (j)	13.50%	22.70%	22.70%	22.10%	19.10%
Construction starts	1,445	1,212	1,893	1,593	796
Homes delivered	1,320	1,338	1,783	1,011	740
Average selling price of homes delivered	$322,000	$264,000	$235,000	$220,000	$219,000
Net orders (units)	847	1,289	1,378	2,240	980
Net orders (value)	$324,217	$448,207	$376,435	$513,436	$204,730
Backlog of homes (units)	1,126	1,599	1,648	2,053	824
Backlog of homes (sales value)	$411,578	$512,140	$416,656	$458,771	$167,526
Tennessee Homebuilding :
Revenues from sales of real estate	$76,299	$85,644	$53,746	$—	$—
Cost of sales of real estate (i)	72,807	74,328	47,731	—	—

Margin (i)	$3,492	$11,316	$6,015	$—	$—
Margin percentage (j)	4.60%	13.20%	11.20%	—	—
Construction starts	237	450	401	—	—
Homes delivered	340	451	343	—	—
Average selling price of homes delivered	$224,000	$190,000	$157,000	—	—
Net orders (units)	269	478	301	—	—
Net orders (value)	57,776	98,838	51,481	—	—
Backlog of homes (units)	122	193	166	—	—
Backlog of homes (sales value)	26,662	45,185	31,991	—	—
Land Division (l):
Revenues from sales of real estate	$69,778	$105,658	$96,200	$55,037	$53,919
Cost of sales of real estate	42,662	50,706	42,838	31,362	28,722

Margin (i)	$27,116	$54,952	$53,362	$23,675	$25,197
Margin percentage (j)	38.90%	52.00%	55.50%	43.00%	46.70%
Acres sold	371	1,647	1,212	1,337	1,715
Inventory of real estate (acres) (k)	6,871	7,287	5,965	6,837	5,853
Inventory of real estate (book value)	$176,356	$150,686	$122,056	$43,906	$59,520
Acres subject to sales contracts – Third parties	74	246	1,833	1,433	1,845
Aggregate sales price of acres subject to sales contracts to third parties	$21,124	$39,283	$121,095	$103,174	$72,767

(a)	Since its inception, BFC has not paid any cash dividends on its common stock.

(b)	Ratios were computed using quarterly averages.

(c)	While the Company has two classes of common stock outstanding, the two-class method is not presented because the company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes

(d)	I.R.E. Realty Advisory Group, Inc. (“RAG”) owns 4,764,282 shares of BFC’s Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of RAG, 2,165,367 shares of Class A Common Stock and 227,500 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share and book value per share.

(e)	The operations, fixed charges and dividend of BankAtlantic Bancorp and Levitt are not included in the calculation because each of those subsidiaries are separate, publicly traded companies whose Board of Directors are composed of individuals, a majority of whom are independent. Accordingly, decisions made by those Boards, including with respect to the payment of dividend, are not within our control.

(f)	Other borrowings consist of FHLB advances, subordinated debentures, notes, mortgage notes payable, bonds payable, secured borrowings, and junior subordinated debentures. Secured borrowings were recognized on loan participation agreements that constituted a legal sale of a portion of the loan but that were not qualified to be accounted for as a loan sale.

(g)	Preferred stock redemption price is eliminated from shareholders’ equity for purposes of computing book value per share.

(h)	The return on average equity is equal to net income (loss) (numerator) divided by average consolidated shareholders’ equity (denominator) during the respective year.

(i)	Margin is calculated as sales of real estate minus cost of sales of real estate. Included in cost of sales of real estate for the year ended December 31, 2006 are homebuilding inventory impairment charges and write-offs of deposits and pre-acquisition cost of $31.1 million in the Primary Homebuilding segment and $5.7 million in the Tennessee Homebuilding segment.

(j)	Margin percentage is calculated by dividing margin by sales of real estate.

(k)	Estimated net saleable acres (subject to final zoning, permitting, and other governmental regulations / approvals).

(l)	Revenues and costs of sales of real estate include land sales to Levitt and Sons, if any. These inter-segment transactions are eliminated in consolidation.

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
          Our primary activities presently relate to managing our current investments and identifying and potentially making new investments. As of December 31, 2006, we had total consolidated assets of approximately $7.6 billion, including the assets of our consolidated subsidiaries, noncontrolling interest of $698.3 million and shareholders’ equity of approximately $177.6 million. We operate through three primary business consisting of BFC Activities, Financial Services and Homebuilding & Real Estate Development with six reportable segments. The Company’s results of operations in BankAtlantic Bancorp are included in the Financial Services segment and Homebuilding & Real Estate Development includes Levitt’s results of operations. Our Homebuilding & Real Estate Development activities are presented in four reportable segments which are Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations.
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
The table below sets forth the Company’s primary business results of operations (in thousands):

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

          The Company reported a net loss of $2.2 million in 2006 as compared to net income of $12.8 million in 2005 and $14.2 million in 2004. Included in these totals for the years 2006, 2005 and 2004 is a $1.5 million loss, $5.1 million of income and $2.2 million of income from discontinued operations net of noncontrolling interest and income tax, respectively. As a consequence of BankAtlantic Bancorp’s sale of Ryan Beck to Stifel as described above, the Company reported a loss from discontinued operations, net of noncontrolling interest and income tax of $1.5 million in 2006 and income from discontinued operations, net of noncontrolling interest and income tax of $2.2 million and $2.4 million for the years 2005 and 2004, respectively. Also included in the Company’s discontinued operations in 2005 and 2004 is $2.8 million in income and a $170,000 loss, respectively, associated with the transfer by BMOC of its real property in settlement of its obligations under a mortgage note payable. The $2.8 million in 2005 includes the gain from the disposition of the BMOC property of approximately $3.2 million. There was no activity related to BMOC for the year ended December 31, 2006.
          The results of operation of our six business segments and related matters are discussed below.
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
          The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from Cypress Creek Capital, Inc. (“CCC”), interest income from loans receivable, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in our Financial Services segment, and Levitt’s earnings and losses are included in four reportable segments, which are Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations.
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

				Change	Change
	For the Years Ended December 31,			2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
Revenues
Interest and dividend income	$2,292	$1,623	$680	$669	$943
Other income	3,679	1,750	5,335	1,929	(3,585)

	5,971	3,373	6,015	2,598	(2,642)

Cost and Expenses
Interest expense	30	346	393	(316)	(47)
Employee compensation and benefits	9,407	6,245	3,865	3,162	2,380
Impairment of securities	—	—	363	—	(363)
Other expenses, net	3,398	3,505	2,959	(107)	546

	12,835	10,096	7,580	2,739	2,516

Loss before income taxes	(6,864)	(6,723)	(1,565)	(141)	(5,158)
(Benefit) provision for income taxes	(1,855)	3,727	6,676	(5,582)	(2,949)
Noncontrolling interest	(25)	6	1,822	(31)	(1,816)

Loss from continuing operations	$(4,984)	$(10,456)	$(10,063)	$5,472	$(393)

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

BFC Activities (Continued)
The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.
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
     BankAtlantic experienced declines in both interest-earning assets and interest-bearing liabilities during 2006. The decline in interest-earnings assets reduced tax equivalent interest income by $19.3 million and the decline in interest-bearing liabilities reduced interest expense by $20.9 million. The increase in interest-earning asset yields increased interest income by $41.1 million while the higher rates on interest-bearing liabilities increased interest expense by $43.9 million. Since June 2004, the prime interest rate has increased from 4.00% to 8.25%. This increase favorably impacted the yields on earning assets, but the increase was offset by higher rates on short term borrowings, certificate accounts, money market deposits, LIBOR-based FHLB advances and long term debt. As a consequence, BankAtlantic’s interest rate spread has remained at the 2005 percentage.
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
     The provision for loan losses during the year ended December 31, 2006 primarily resulted from a $7.0 million charge-down on one land development loan and increases in the allowance for commercial real estate loans. BankAtlantic took possession of real estate securing the land development loan during the fourth quarter of 2006. The qualitative component of the allowance for commercial real estate losses was increased during 2006 due to deteriorating economic conditions in the housing real estate market throughout 2006. At December 31, 2006 there were $389 million of land development loans in BankAtlantic’s loan portfolio. The remaining continuing loan products experienced historically low net charge-offs during 2006 and the majority of the discontinued loan product net recoveries were related to lease finance lending. There were no discontinued loan products in BankAtlantic’s loan portfolio at December 31, 2006 and management anticipates a lower level of recoveries from discontinued loan products in future periods compared to previous periods.
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
     Advertising expenses during 2006, 2005 and 2004 reflect marketing initiatives to promote our "Florida’s Most Convenient Bank” strategy and brand. These promotions included print, radio and billboard advertising, customer gifts, a sports arena sponsorship and events associated with seven-day banking. Commencing in the fourth quarter of 2005 BankAtlantic significantly expanded its advertising campaign in response to slowing growth rates in core deposits. BankAtlantic created new marketing promotions and introduced new account opening incentives in order to attract new core

Financial Services (Continued)
deposits. While new core deposit account growth has been favorable, account balances in existing accounts have declined resulting in slowed overall growth of deposit balances. BankAtlantic is currently reassessing its marketing strategy in light of the existing deposit outflows. Additionally, management is reviewing its marketing programs with a goal of reducing overall marketing expenses while intending to maintain its customer service standards.
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
     During 2004, we finalized a plan to renovate the interior of BankAtlantic’s stores. As a result of the renovation plan, BankAtlantic shortened the estimated lives of store fixed assets resulting in $1.5 million and $906,000 of accelerated depreciation and amortization during 2004 and 2005, respectively.

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
Dividends
     The availability of funds for dividend payments depends upon BankAtlantic’s ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See “Regulation and Supervision — Limitation on Capital Distributions.”
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

Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development activities are comprised of the operations of Levitt Corporation. Levitt presents its results in four reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
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
Outlook
     During 2006, management continued to focus on improving organizational and infrastructure processes and procedures. We made substantial investments in our information systems, personnel and practices to strengthen the management team, increase field construction capacity and competency and standardize policies and procedures to enhance operational efficiency and consistency. While we made these organizational changes, the market conditions in the homebuilding industry deteriorated and we have not yet seen meaningful evidence of any improvement to date in 2007. As a result of these deteriorating conditions, we incurred higher selling expenses for advertising, outside broker commissions and other sales and marketing incentives in an effort to remain competitive and attract buyers during 2006 and expect to continue to do so in 2007.
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
     As we enter 2007, our strategy will focus on our balance sheet, including efforts to enhance our liquidity and preserve our borrowing capacity, as well as to bring costs in line with our orders, closings and strategic objectives. We have been taking steps to align our staffing levels with current and anticipated future market conditions and will continue to focus on implementing expense management initiatives throughout the organization. We have reviewed and continue to review our land positions to align our position with our requirements and expectations of future demand. In order to remain competitive in our markets, we are aggressively offering sales incentives to customers while working to preserve the conversion rate in our backlog. These initiatives will lead to lower gross margins on home sales. We are attempting to mitigate the impact of this margin compression by reducing general and administrative expenses, shortening cycle time to lower construction and carry costs, negotiating lower prices from our suppliers and in the short term curtailing land acquisitions in most of our markets. While there is clearly a slowdown in the homebuilding sector, interest in commercial property in our Land Division has remained strong, and interest in the South Carolina market does not appear to be impacted as severely as the Florida residential market. The Land Division expects to continue developing and selling land in its master-planned communities in South Carolina and Florida. In addition to sales of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and to internally develop certain projects for leasing to third parties. In

Homebuilding & Real Estate Development (Continued)
addition to sales to third party homebuilders and commercial developers, the Land Division anticipates that it will continue to periodically sell residential land to Levitt and Sons.
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
Inventory of Real Estate
     Inventory of real estate includes land, land development costs, interest and other construction costs and is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Due to the large acreage of certain land holdings and the nature of our project development life cycles, disposition of our inventory in the normal course of business is expected to extend over a number of years.
     Land and indirect land development costs are allocated to various parcels or housing units using either the specific identification method or appropriate apportionment factors, including the relative sales values and unit counts. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by project and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to selling, general and administrative expense at the time the revenue associated with the benefited home is recorded. Start-up costs and other selling costs are expensed as incurred.

Homebuilding & Real Estate Development (Continued)
          The expected future costs of development in our Land Division are analyzed at least annually to determine the appropriate allocation factors to charge to cost of sales when such inventory is sold. During the long term project development cycles in our Land Division, which can approximate 12-15 years, such development costs are subject to more relative volatility than similar costs in homebuilding, where projects typically last between four and seven years. Costs in the Land Division to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
          We review real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). The homebuilding industry is currently experiencing a slowdown after years of strong growth. Excess supply, particularly in previously strong markets like Florida has led to downward pressure on pricing for residential homes and land. As of December 31, 2006, we assessed all of our projects, which included housing projects and land held for development and sale, to identify underperforming projects and land investments that may not be recoverable through future cash flows. We measure the recoverability of assets by comparing the carrying amount of an asset to the estimated future undiscounted net cash flows.
          Each project was assessed individually and as a result, the assumptions used to derive future cash flows varied by project. For land held for sale that is being remarketed, we used contract proposals from third parties or market assessments. For homebuilding projects, we used a variety of assumptions. These key assumptions are dependent on project-specific conditions and are inherently uncertain. Local market and project-specific factors that may influence our assumptions include:
•	historical project performance, including traffic trends and conversions rates, sales, selling prices, including incentive and discount programs, and cancellation trends,

•	competitors’ presence and their competitive actions,

•	project specific attributes such as location desirability, market segment (active adult vs. family) and product type (single family detached vs. town home), and

•	current local market economic and demographic conditions, including interest rates, in-migration trends and job growth, and related trends and forecasts.
          After considering these factors and based on specific assumptions, we project future cash flows for the project until the project is expected to be sold out. If the resulting carrying amount of the project exceeds the estimated undiscounted cash flows from the project, an impairment charge is recognized to reduce the carrying value of the project to fair value. Fair value is determined by applying a risk based discount rate, currently 15%, to the future estimated cash flows for a project. Assumptions are updated on a quarterly basis to reflect current market trends as well as updated pricing information including any sales incentives or discounts.
          We had 22 projects in the Tennessee Homebuilding segment with inventory available for sale at December 31, 2006 that are generally smaller and of a shorter duration than projects in the Primary Homebuilding segment. The projects in Tennessee are expected to sell out over the next two years. Levitt used certain assumptions in its impairment evaluation for the Tennessee projects at December 31, 2006. For Tennessee projects with less than 25 units remaining to be sold, a total of 13 projects, our assumptions regarding projected sales prices, unit sales and margin percentage resulted in projected negative margins ranging between 10% and 15%, and for Tennessee projects with more than 25 units remaining to be sold, which represented 9 projects, our assumptions regarding projected sales prices, unit sales and margin percentage resulted in projected negative margins ranging between 12.5% and 20%.
          The homebuilding projects outside of Tennessee are generally larger and many are in the early stages of development. Accordingly the projections extend for 4-7 years into the future, inherently increasing the uncertainty involved in the projections.
          Specific assumptions for projected unit sales and margin percentage on delivered units for homebuilding projects outside of Tennessee include:
•	estimates of average future selling prices based on current selling prices and speculative inventory with average sales price declines in 2007 and 2008, followed by average sales price increases ranging from 2% to 13% in 2009 and beyond;

•	estimates of future construction and land development costs were kept relatively consistent throughout the entire project;

Homebuilding & Real Estate Development (Continued)
•	estimates of average (unweighted) gross margin percentages ranging between 2% and 5% in the early years and approximately 15% in 2010 and beyond; and

•	estimated future sales rates resulted in a decline in 2007 which projected sales at over 75% of projects averaging less than 80 units per year; improvement in 2008 but 50% of projects are projected to have sales of less than 80 units per year; and continued improvement in 2009 with only 25% of projects having projected sales of less than 80 units per year. Sales are projected to flatten beyond 2009 based on project completions.
          During the year ended December 31, 2006, we recorded impairments on 5 projects in Florida and on 14 projects in Tennessee because the undiscounted cash flows were less than the carrying value of those assets. These impaired projects resulted in $34.3 million of impairment charges. An additional $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that we do not intend to purchase was also recorded. At December 31, 2006 we had total homebuilding inventory of $664.6 million, of which $113.6 million, or 17.1%, was recorded at fair value, which was less than cost. The balance was recorded at cost.
          The assumptions developed and used by management are subjective and involve significant estimates, and are subject to increased volatility due to the uncertainty of the current market environment. As a result, actual results could differ materially from management’s assumptions and estimates and may result in future material inventory impairment charges to be recorded in the future. For example, if the assumed revenue per unit in each project was reduced by 10% for each year through 2009, impairment charges for the year ended December 31, 2006 would have increased by approximately $73 million.
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

Revenue Recognition
Homebuilding & Real Estate Development (Continued)
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

Homebuilding & Real Estate Development (Continued)
Goodwill
     Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” we conduct a review of our goodwill on at least an annual basis to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of our goodwill may be impaired and written down. In the year ended December 31, 2006, we conducted an impairment review of the goodwill related to our Tennessee Homebuilding operations associated with our acquisition of Bowden in 2004. The profitability and estimated cash flows of Bowden were determined to have declined to a point where the carrying value of the assets exceeded their estimated fair market value. We used a discounted cash flow methodology to determine the amount of impairment which resulted in the complete write-off of the $1.3 million of goodwill in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations in the year ended December 31, 2006.
Consolidated Results of Operations

				2006	2005
	Year Ended December 31,			vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(In thousands, except per share data)
Revenues
Sales of real estate	$566,086	558,112	549,652	7,974	8,460
Other revenues (b)	9,241	6,772	6,184	2,469	589

Total revenues	575,327	564,884	555,836	10,443	9,049

Costs and expenses
Cost of sales of real estate	482,961	408,082	406,274	74,879	1,808
Selling, general and administrative expenses	121,151	87,639	71,001	33,512	16,638
Other expenses	3,677	4,855	7,600	(1,178)	(2,745)

Total costs and expenses	607,789	500,576	484,875	107,213	15,701

Earnings from Bluegreen Corporation	9,684	12,714	13,068	(3,030)	(354)
(Loss) earnings from joint ventures	(416)	69	6,050	(485)	(5,981)
Interest and other income (b)	8,260	10,256	3,233	(1,996)	7,023

(Loss) income before income taxes	(14,934)	87,347	93,312	(102,281)	(5,965)
Benefit (provision) for income taxes	5,770	(32,436)	(35,897)	38,206	3,461

Net (loss) income	$(9,164)	54,911	57,415	(64,075)	(2,504)

Basic (loss) earnings per share	$(0.46)	$2.77	$3.10	$(3.23)	$(0.33)
Diluted (loss) earnings per share (a)	$(0.47)	$2.74	$3.04	$(3.21)	$(0.30)

Basic weighted average shares outstanding	19,823	19,817	18,518	6	1,299
Diluted weighted average shares outstanding	19,823	19,929	18,600	(106)	1,329

(a)	Diluted (loss) earnings per share takes into account (i) the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock and (ii) the dilutive effect of our stock options and restricted stock using the treasury stock method.

(b)	The years ended December 31, 2005 and 2004 reflect the reclassification of irrigation, leasing and marketing revenue to Other revenues from Interest and other income. See Note 1 — Consolidation Policy.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     We incurred a consolidated net loss of $9.2 million for the year ended December 31, 2006 which represented a decrease in consolidated net income of $64.1 million, or 116.7%, for the year ended December 31, 2006 compared to the same period in 2005. This decrease was the result of decreased margins on sales of real estate across all Divisions due to increased cost of sales, and inventory impairments recorded in the year ended December 31, 2006 in the amount of $36.8

Homebuilding & Real Estate Development (Continued)
million, and higher selling and administrative expenses. There was no inventory impairments recorded in the prior year, although we did write-off $467,000 in deposits. These increases in expenses were offset in part by an increase in sales of real estate. Further, Bluegreen Corporation experienced a decline in earnings in the year ended December 31, 2006 compared to the same period in 2005.
     Revenues from sales of real estate increased slightly from $558.1 million to $566.1 million for the year ended December 31, 2006 as compared to the same period in 2005. The increase was primarily attributable to an increase in the average selling prices of homes delivered by both segments of our Homebuilding Division offset in part by decreases in the sales of real estate for the Land Division and Other Operations for the year ended December 31, 2006. Homebuilding Division revenues increased from $438.4 million for the year ended December 31, 2005 to $500.7 million for the same period in 2006. During the year ended December 31, 2006, 1,660 homes were delivered compared to 1,789 homes delivered during the same period in 2005, however the average selling price of deliveries increased to $302,000 for the year ended December 31, 2006 from $245,000 for the same period in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 due to strong demand, particularly in Florida. In the year ended December 31, 2005, the Land Division recorded land sales of $105.7 million compared to land sales of $69.8 million for the same period in 2006. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the year ended December 31, 2005 compared to 371 total acres sold by the Land Division for the same period in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial delivered 29 units during the year ended December 31, 2006 recording $11.0 million in revenues.
     Other Revenues increased from $6.8 million during the year ending December 31, 2005 to $9.2 million during the same period in 2006. This change was primarily related to an increase in lease and irrigation revenue associated with our Land Division’s Tradition, Florida master planned community.
     Cost of sales increased 18.4% to $483.0 million during the year ended December 31, 2006, as compared to the same period in 2005. The increase in cost of sales was due to increased revenues from real estate. In addition, the increase was due to impairment charges and inventory related valuation adjustments in the amount of $36.8 million in our Homebuilding Division. Projections of future cash flows related to the remaining assets were discounted and used to determine the estimated impairment charge. These adjustments were calculated based on current market conditions and assumptions made by our management, which may differ materially from actual results. In the second quarter of 2006, we recorded inventory impairment charges related to the Tennessee Homebuilding operations which have consistently delivered lower than expected margins. In the second quarter of 2006, key management personnel resigned and we faced increased start-up costs in the Nashville market. We also experienced a downward trend in home deliveries in our Tennessee Homebuilding operations during the second quarter and as a result of these factors, we recorded an impairment charge of approximately $4.7 million. In the fourth quarter of 2006, we recorded additional impairment charges of $29.7 million in both segments of the Homebuilding Division due to the continued downward trend in these homebuilding markets. In addition to impairment charges, cost of sales increased due to higher construction costs. The increase in cost of sales in the Homebuilding Division was partially offset by lower cost of sales in the Land Division and Other Operations, based on the decrease in land sales recorded. Consolidated cost of sales as a percentage of related revenue was approximately 85.3% for the year ended December 31, 2006, as compared to approximately 73.1% for the same period in 2005. This increase adversely affected gross margin percentages across all business segments. This decrease in margin was attributable to the impairment charges, higher construction costs as well as lower land revenues recognized associated with pricing pressure on sales of land.
     Selling, general and administrative expenses increased $33.5 million to $121.2 million during the year ended December 31, 2006 compared to $87.6 million during the same period in 2005 as a result of higher employee compensation and benefits, advertising costs and professional services expenses. Employee compensation and benefits expense increased by approximately $7.1 million, from $42.5 million during the year ended December 31, 2005 to $49.6 million for the same period in 2006. This increase relates to the number of employees increasing from 668 at December 31, 2005 to 698 at December 31, 2006. The employee count was as high as 765 as of June 30, 2006. These increases were primarily a result of the continued expansion of the Primary Homebuilding segment and Land Division activities into new geographic areas and enhanced support functions. Further, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in the same period in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance and retention payments relating to our Homebuilding Division. Advertising and outside broker expense increased approximately $8.6 million in the year ended December 31, 2006 compared to the same period in 2005 due to increased advertising costs for new communities opened during 2006 and increased advertising and increased costs to outside brokers associated with efforts to attract buyers in a challenging homebuilding market. Lastly, we experienced an increase in administrative costs of $2.8 million due to non-capitalizable consulting services performed during the year ended December 31, 2006 related to our financial systems

Homebuilding & Real Estate Development (Continued)
implementation of a new technology and data platform for all of our operating entities. Effective October 2006, our segments excluding our Tennessee Homebuilding segment began utilizing one system platform. The system implementation costs consisted of training and other validation procedures that were performed in the year ended December 31, 2006. Similar professional services costs were not incurred during the year ended December 31, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 21.1% during the year ended December 31, 2006, from 15.5% during the same period in 2005, due to the increases in overhead spending noted above, coupled with the decline in total revenues generated in our Land Division with no corresponding decrease in overhead costs. Management continues to evaluate overhead spending in an effort to align costs with backlog, sales and deliveries.
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
     Other expenses decreased to $3.7 million during the year ended December 31, 2006 from $4.9 million for the year ended December 31, 2005. The decrease was primarily attributable to a decrease of $677,000 in debt prepayment penalties that were incurred in 2005, a $830,000 litigation reserve recorded in 2005, and hurricane related expenses incurred during the year ended December 31, 2005 while no hurricane expenses were incurred in 2006. The decrease in other expenses was partially offset by goodwill impairment charges recorded in the year ended December 31, 2006 of approximately $1.3 million related to our Tennessee Homebuilding operations. In the second quarter of 2006, we determined the profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their estimated fair market value resulting in a write-off of goodwill.
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
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     Consolidated net income decreased $2.5 million, or 4.4%, for the year ended December 31, 2005 as compared to 2004. The decrease in net income primarily resulted from an increase in selling, general and administrative expenses in all segments associated with our expansion into new markets, increased headcount, and our efforts to improve our organizational structure, production and operational practices. The impact of lower homebuilding revenue, higher spending on overhead, technology, training and infrastructure and lower earnings from joint ventures was partially mitigated by increases in sales by our Land Division and Levitt Commercial, as well as an increase in interest and other income.
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
     Selling, general and administrative expenses increased 23.4% to $87.6 million during 2005 compared to $71.0 million for the same 2004 period primarily as a result of higher employee compensation and benefits expenses and an increase in professional fees. As a percentage of total revenues, our selling, general and administrative expenses increased to 15.5% for 2005 from 12.8% for the year ended December 31, 2004. The increase in compensation expense was attributable to an increase in employee headcount associated with new hires in Central and South Florida (including the Company’s headquarters) and the continued expansion of homebuilding activities into North Florida, Georgia and South Carolina. Further, we incurred start-up costs such as advertising and administrative expenses associated with launching new projects in Atlanta, Georgia, Myrtle Beach, South Carolina and Nashville, Tennessee. The number of our employees increased to 668 at December 31, 2005, from 559 as of December 31, 2004. In addition, expenses incurred during the year ended December 31, 2005 reflected a full year of Bowden’s operations which was acquired in May 2004. In connection with our initiatives to improve infrastructure, we incurred expenses associated with technology upgrades, training and human resource development and communications.
     We engaged consultants in 2005 to assist us in a detailed operational and organizational review. Following that detailed evaluation, we concluded that additional infrastructure investment and organizational change would be necessary in order to support growth objectives of the Homebuilding Division. As a result, we were organizationally restructured into regional teams with matrixed, multi-functional relationships. At the same time, we implemented numerous initiatives to support the increased infrastructure investment, which included recruiting additional managers, particularly in field operations; the evaluation, documentation, and implementation of industry best practices; the selection and implementation of a common technology platform; the development of curriculum and training programs; and formalized management communications relating to strategies and priorities. Overhead expense associated with this broad range of organizational and operational initiatives increased, reflecting higher employee headcount, retention of outside consultants and other direct program costs.
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
     The decrease in other expenses was primarily attributable to a decrease in hurricane expenses, net of insurance recoveries. Expenses associated with the estimated costs of remediating hurricane-related damage were $572,000 in 2005 compared with $4.4 million in 2004. This decrease in expense was partially offset by a one time additional reserve recorded to account for our share of costs associated with a litigation settlement, and a debt prepayment penalty incurred during the first quarter of 2005 at our Land Division.
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
Primary Homebuilding Segment Results of Operations

				2006	2005
	Year Ended December 31,			vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$424,420	352,723	418,550	71,697	(65,827)
Other revenues	4,070	3,750	4,798	320	(1,048)

Total revenues	428,490	356,473	423,348	72,017	(66,875)

Costs and expenses
Cost of sales of real estate	367,252	272,680	323,366	94,572	(50,686)
Selling, general and administrative expenses	65,052	46,917	44,421	18,135	2,496
Other expenses	2,362	3,606	6,817	(1,244)	(3,211)

Total costs and expenses	434,666	323,203	374,604	111,463	(51,401)

(Loss) earnings from joint ventures	(279)	104	3,535	(383)	(3,431)
Interest and other income	3,261	535	1,776	2,726	(1,241)

(Loss) income before income taxes	(3,194)	33,909	54,055	(37,103)	(20,146)
Benefit (provision) for income taxes	1,508	(12,270)	(20,819)	13,778	8,549

Net (loss) income	$(1,686)	21,639	33,236	(23,325)	(11,597)

Operational data:
Homes delivered	1,320	1,338	1,783	(18)	(445)
Construction starts	1,445	1,212	1,893	233	(681)
Average selling price of homes delivered	$322,000	264,000	235,000	58,000	29,000
Margin percentage on homes delivered (a)	13.5%	22.7%	22.7%	(9.2)%	—
Gross sales contracts (units)	1,108	1,398	1,490	(290)	(92)
Sales contracts cancellations (units)	261	109	112	152	(3)
Net orders (units)	847	1,289	1,378	(442)	(89)
Net orders (value)	$324,217	448,207	376,435	(123,990)	71,772
Backlog of homes (units)	1,126	1,599	1,648	(473)	(49)
Backlog of homes (value)	$411,578	512,140	416,656	(100,562)	95,484
Joint Ventures (excluded from above):
Homes delivered	—	—	146	—	(146)
Construction starts	—	—	—	—	—
Net orders (units)	—	—	42	—	(42)
Net orders (value)	$—	—	13,967	—	(13,967)
Backlog of homes (units)	—	—	—	—	—
Backlog of homes (value)	$—	—	—	—	—

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.

Homebuilding & Real Estate Development (Continued)
     In the year ended December 31, 2006 the Primary Homebuilding segment incurred a net loss of $1.7 million compared to net income of $21.6 million in 2005, primarily due to $31.1 million of inventory impairment charges and inventory related valuation adjustments which were included in cost of sales. Increased cost of sales resulted in a gross margin of 13.5% for the year ended December 31, 2006 compared to 22.7% in 2005. There were no impairment charges recorded in 2005, although we did write-off $457,000 in deposits. Excluding homebuilding inventory impairment charges, gross margin would have declined from 22.7% in 2005 to 20.8% in 2006. The decline was associated with higher construction costs in 2006 compared to 2005, as well as a shift in geographic mix resulting in a higher proportion of units delivered from lower margin communities. Due to the Company’s sales performance in Florida in 2004 and 2005 and production issues associated with our expansion, our delivery cycle in 2005 and 2006 extended beyond our 12-month target, and the number of homes we closed in 2006 remained relatively flat as compared to 2005. We have implemented changes to our organizational structure, production and operational practices in an attempt to shorten cycle times to enable us to deliver homes within 12 months. We believe that shorter delivery cycles will increase customer satisfaction and the productivity of our overall construction practices and reduce our vulnerability to rising costs.
     At December 31, 2006, our Primary Homebuilding operations had a delivery backlog of 1,126 homes representing $411.6 million of future sales. The average sales price of the homes in backlog at December 31, 2006 of $366,000 is approximately 14.1% higher than the average sales price of the homes in backlog at December 31, 2005. This increase is attributable to the particular markets generating the backlog, and the Primary Homebuilding operations current pricing, which has held consistent with the price increases implemented in 2005. We do not believe that we will be able to maintain these prices in 2007 due to current market conditions, and that more aggressive pricing will be necessary to generate future sales and reduce spec inventory. While we believe that our management team, information systems and practices and procedures have been effectively strengthened to allow us to compete in the current market, the condition in the homebuilding industry, adverse trends in the broader economy, continued inflationary pressures and labor shortages could adversely impact our Primary Homebuilding operations in future periods. Our pricing of homes is limited by the current market demand, and the sales prices of homes in our backlog cannot be maintained. As such, we expect that the margins on the delivery of homes in 2007 will continue to reflect downward pressure.
     Our Primary Homebuilding operating results reflect the deterioration of conditions in the homebuilding industry characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. The slowdown in the housing market has led to increased sales incentives, increased pressure on margins, higher cancellation rates, increased advertising expenditures, increased broker commissions and increased inventories. As a result, we expect our gross margin on home sales to be negatively impacted until market conditions stabilize.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     Revenues from home sales in our Primary Homebuilding operations increased 20.3% to $424.4 million during the year ended December 31, 2006, from $352.7 million during the same period in 2005. The increase was the result of an increase in average sale prices on home deliveries, which increased to $322,000 for the year ended December 31, 2006, compared to $264,000 during the same period in 2005. Since our typical sale to delivery cycle lasts between 12 and 15 months, much of the increase in average sales price on deliveries was attributable to the price increases in 2005 which we were able to maintain through the first half of 2006. The increase in sales prices was partially offset by a decrease in the number of deliveries which declined slightly to 1,320 homes during the year ended December 31, 2006 from 1,338 homes during the same period in 2005.
     The value of net orders in our Primary Homebuilding operations decreased to $324.2 million during the year ended December 31, 2006, from $448.2 million during the same period in 2005. During the year ended December 31, 2006, net unit orders decreased to 847 units, from 1,289 units during the same period in 2005 as a result of reduced traffic and lower conversion rates as well as an increase in order cancellations. The decrease in net orders was partially offset by the average sales price increasing 10.1% during the year ended December 31, 2006 to $383,000, from $348,000 during the same period in 2005. Higher average selling prices are primarily a reflection of price increases that were implemented in 2005 and maintained in the first half of 2006, as well as the product mix of sales being generated from projects with higher average sales prices. In 2006, Primary Homebuilding had 1,108 gross sales contracts with 261 cancellations (a 24% cancellation rate) compared to 1,398 gross sales contracts with 109 cancellations (a 8% cancellation rate) for the 2005 period. The increase in cancellations is pervasive in our Florida markets and can be attributed to the current market conditions in Florida and the overall residential market.
     Cost of sales in our Primary Homebuilding operations increased $94.6 million to $367.3 million during the year ended December 31, 2006, from $272.7 million during the same period in 2005. The increase in cost of sales is due to the

Homebuilding & Real Estate Development (Continued)
increase in revenue from home sales as well as impairment charges and inventory related valuation adjustments recorded in the amount of $31.1 million. Cost of sales also increased due to higher construction costs related to longer cycle times and increased carrying costs.
     Margin percentages declined in the Primary Homebuilding segment during the year ended December 31, 2006 to 13.5%, from 22.7% during the same period in 2005. There were no impairment charges recorded in 2005, although we did write-off $457,000 in deposits. Gross margin excluding inventory impairments was 20.8% compared to a gross margin of 22.7% for the same period in 2005. The decline was associated with higher construction costs in 2006 compared to 2005.
     Selling, general and administrative expenses in our Primary Homebuilding operations increased 38.7% to $65.1 million during the year ended December 31, 2006, as compared to $46.9 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $4.5 million, from $26.1 million during the year ended December 31, 2005 to $30.6 million for the same period in 2006 mainly attributable to higher average headcount, which reached 581 employees as of June 30, 2006, before totaling 536 employees as of December 31, 2006. There were 506 employees at December 31, 2005. During the year we reduced headcount throughout the Primary Homebuilding operations and in connection with these reductions we incurred charges for employee related costs, including severance and retention payments. Employee cost increases were offset in part by a reduction in incentive compensation in 2006 associated with the decrease in profitability in the year ended December 31, 2006 as compared to the same period in 2005. Selling costs were higher in 2006 by $8.8 million, primarily associated with higher broker commissions earned, increased sales expenses associated with efforts to attract buyers in a challenging homebuilding market and increased headcount associated with the expansion into new markets discussed above. Additionally, legal fees associated with litigation in our various locations increased for the year ended December 31, 2006 as compared to the same period in 2005. As a percentage of total revenues, selling, general and administrative expense was approximately 15.2% for the year ended December 31, 2006 compared to 13.2% for the same period in 2005.
     Other expenses decreased 34.6% to $2.4 million during the year ended December 31, 2006 from $3.6 million in the same period in 2005. The decrease in other expenses relates to a a $830,000 reserve recorded in 2005 to account for our share of costs associated with a litigation settlement and a decrease in title and mortgage expense of approximately $414,000 compared to 2005.
     Interest incurred and capitalized on notes and mortgages payable totaled $27.2 million during the year ended December 31, 2006, compared to $11.0 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $149.6 million increase in our borrowings from December 31, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $9.7 million during the year ended December 31, 2006 as compared to $4.7 million for the same period in 2005.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     The value of net orders in our Primary Homebuilding operations increased to $448.2 million for 2005 from $376.4 million in 2004 as a result of higher average sales prices partially offset by a decreased number of orders. Higher selling prices were primarily a reflection of the continued strength of the Florida market during the period. Net unit orders modestly decreased to 1,289 units in 2005, from 1,378 units during 2004. Due in large part to stronger than expected sales of new homes in 2004, we experienced production challenges in some of our homebuilding projects and our inventory of homes available for sale was diminished. The increased 2004 sales led to extended delivery cycles in 2004 and 2005 beyond our 12-month target. As a result of the extended delivery cycles and our depleted inventory levels, we slowed the pace of sales and therefore starts throughout our projects in the Primary Homebuilding segment beginning in late 2004 and extending through 2005, and focused on acquiring land to develop for future projects. Cancellations for the year ended December 31, 2005 totaled 109 units compared to 112 in the same 2004 period.
     Revenues from home sales decreased 15.7% to $352.7 million in 2005 from $418.6 million in 2004, due primarily to decreased home deliveries, which decreased from 1,783 units delivered to 1,338 units during the same 2004 period. The decrease in deliveries was attributable to the lower backlog at December 31, 2004, an increased emphasis on quality and customer service which delayed closings, as well as a reduction in construction starts as discussed above. Construction cycle times generally improved, although some projects continued to experience subcontractor delays and project-related management issues.
     Cost of sales decreased by approximately 15.7% to $272.7 million in 2005 from $323.4 million in 2004. The decrease in cost of sales was attributable to fewer deliveries as margin remained consistent at 22.7% for 2004 and 2005.

Homebuilding & Real Estate Development (Continued)
     Selling, general and administrative expenses increased 5.6% to $46.9 million in 2005 from $44.4 million for 2004. In connection with our detailed operational and organizational review, we made significant expenditures during 2005 for infrastructure investment which we believed necessary to support growth objectives. We increased headcount and continued a plan towards market expansion. As a percentage of total revenues, our selling, general and administrative expense was approximately 13.2% during the twelve months ended December 31, 2005, compared to 10.5% during the same 2004 period. The increase was specifically attributable to increased employee compensation and benefits costs associated with new hires in Central and South Florida, and the continued expansion of homebuilding activities into the Jacksonville, Atlanta, and Myrtle Beach markets, incurring administrative start-up costs, including advertising.
     Interest incurred and capitalized on notes and mortgages payable totaled $11.0 million during 2005, compared to $5.3 million during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings and an increase in borrowings in 2005 associated with the Company’s purchases of land to replenish its inventory of homesites. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate during 2005 and 2004 included previously capitalized interest of $4.7 million and $7.2 million, respectively.
     The decrease in other expenses of $3.2 million was primarily attributable to certain non-recurring expenses recorded in 2004, including a charge of $3.9 million, net of insurance recoveries, to account for the costs of remediating hurricane related damage in the Primary Homebuilding segment. In 2005, the Primary Homebuilding operations did not incur any hurricane related expense. For 2005, other expenses were comprised of mortgage operations expense and an additional reserve recorded for our share of costs associated with a litigation settlement reached in a matter in which we were a joint venture partner.
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

Homebuilding & Real Estate Development (Continued)
Tennessee Homebuilding Segment Results of Operations

				2006	2005
	Year Ended December 31,			vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$76,299	85,644	53,746	(9,345)	31,898

Total revenues	76,299	85,644	53,746	(9,345)	31,898

Costs and expenses
Cost of sales of real estate	72,807	74,328	47,731	(1,521)	26,597
Selling, general and administrative expenses	12,806	10,486	6,385	2,320	4,101
Other expenses	1,307	—	198	1,307	(198)

Total costs and expenses	86,920	84,814	54,314	2,106	30,500

Loss from joint ventures	—	—	(17)	—	17
Interest and other income	127	188	168	(61)	20

(Loss) income before income taxes	(10,494)	1,018	(417)	(11,512)	1,435
Benefit (provision) for income taxes	3,241	(421)	161	3,662	(582)

Net (loss) income	$(7,253)	597	(256)	(7,850)	853

Operational data:
Homes delivered	340	451	343	(111)	108
Construction starts	237	450	401	(213)	49
Average selling price of homes delivered	$224,000	190,000	157,000	34,000	33,000
Margin percentage on homes delivered (a)	4.6%	13.2%	11.2%	(8.6)%	2.0%
Gross sales contracts (units)	412	641	492	(229)	149
Sales contracts cancellations (units)	143	163	191	(20)	(28)
Net orders (units)	269	478	301	(209)	177
Net orders (value)	$57,776	98,838	51,481	(41,062)	47,357
Backlog of homes (units)	122	193	166	(71)	27
Backlog of homes (value)	$26,662	45,185	31,991	(18,523)	13,194

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     During the year ended December 31, 2006 our Tennessee Homebuilding segment delivered lower than expected margins, had key management personnel leave the Company and continued to experience significant start-up costs associated with expansion from the Memphis to the Nashville market. These issues, in the face of a general downward trend in home deliveries, caused management to evaluate various strategies for our assets in our Tennessee Homebuilding segment.
     In the year ended December 31, 2006, the Tennessee Homebuilding operations incurred a net loss of $7.3 million compared to net income of $597,000 in 2005, primarily due to $5.7 million of inventory impairment charges and inventory related valuation adjustments which were included in cost of sales. Increased cost of sales resulted in a gross margin of 4.6% for the year ended December 31, 2006 compared to 13.2% in 2005. There were no impairment charges recorded in 2005, although we did write-off $10,000 in deposits. Excluding inventory impairment charges, gross margin still would have declined from 13.2% in 2005 to 12.0% in 2006, due to increased construction costs and construction related delays encountered in 2006.
     At December 31, 2006, our Tennessee Homebuilding operations had a delivery backlog of 122 homes which decreased 36.8% from the 193 units for the year ended December 31, 2005. The value of the backlog as of December 31, 2006 was $26.7 million, decreasing 41.0% from $45.2 million for the same period in 2005. This decrease is attributable in part to the market conditions present in the Tennessee markets where there were lower demand levels. We anticipate similar

Homebuilding & Real Estate Development (Continued)
declines in 2007 due to current market conditions, and that more aggressive pricing will be necessary to generate future sales and reduce inventory.
     Our Tennessee Homebuilding operations reflect the deterioration of conditions in the homebuilding industry characterized by record levels of new and existing homes available for sale, reduced affordability and diminished buyer confidence. Similar to the slowdown in the overall housing market, the current market conditions in Tennessee have led to increased sales incentives, increased pressure on margins, higher cancellation rates and longer delivery cycles. As we expect this trend to continue in the Tennessee market for the near term, we expect our gross margin on home sales to be negatively impacted until market conditions stabilize.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     Revenues from home sales decreased 10.9% to $76.3 million during the year ended December 31, 2006, from $85.6 million during the same period in 2005. The decrease is the result of a decrease in the number of deliveries which declined to 340 homes during the year ended December 31, 2006 from 451 homes during the same period in 2005 partially offset by an increase in average sales prices on homes delivered, which increased to $224,000 for the year ended December 31, 2006, compared to $190,000 during the same period in 2005.
     The value of net orders decreased to $57.8 million during the year ended December 31, 2006, from $98.8 million during the same period in 2005. During the year ended December 31, 2006, net unit orders decreased to 269 units, from 478 units during the same period in 2005 as a result of reduced traffic and lower conversion rates. The decrease in net orders was partially offset by the average sales price on new orders increasing 3.9% during the year ended December 31, 2006 to $215,000, from $207,000 during the same period in 2005. Higher average selling prices are primarily a reflection of the homes sold in certain projects in 2006. In 2006, Tennessee Homebuilding operations had 412 gross sales contracts with 143 cancellations (a 35% cancellation rate) compared to 641 gross sales contracts with 163 cancellations (a 25% cancellation rate) for the 2005 period.
     Cost of sales decreased $1.5 million to $72.8 million during the year ended December 31, 2006, from $74.3 million during the same period in 2005. The decrease in cost of sales is due to the decreased number of deliveries, offset in part by an increase in impairment charges and inventory related valuation adjustments in the amount of $5.7 million.
     Margin percentage declined during the year ended December 31, 2006 to 4.6%, from 13.2% during the same period in 2005. There were no impairment charges recorded in 2005, although we did write-off $10,000 in deposits. Gross margin excluding inventory impairments was 12.0% compared to a gross margin of 13.2% for the same period in 2005. The decline was associated with higher construction costs in 2006 compared to 2005.
     Selling, general and administrative expenses increased 22.1% to $12.8 million during the year ended December 31, 2006, as compared to $10.5 million during the same period in 2005 primarily as a result of higher employee compensation and benefits expense, costs of expansion into the Nashville market and increased marketing and selling costs. During the year we reduced headcount in the Tennessee Homebuilding operations and in connection with these reductions we incurred charges for employee related costs, including severance and retention payments. As a percentage of total revenues, selling, general and administrative expense was approximately 16.8% for the year ended December 31, 2006 compared to 12.2% for the same period in 2005.
     Other expense of $1.3 million for the year ended December 31, 2006 related to the goodwill write-off on the Bowden acquisition as compared to no expense recorded in 2005.
     Interest incurred and capitalized on notes and mortgages payable totaled $2.7 million during the year ended December 31, 2006, compared to $1.1 million during the same period in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Cost of sales of real estate associated with previously capitalized interest totaled $2.1 million during the year ended December 31, 2006 as compared to $1.6 million for the same period in 2005.
For the Year Ended December 31, 2005 Compared to the Same 2004 Period
     The value of net orders increased to $98.8 million for 2005 from $51.5 million in 2004 as a result of higher average sales prices and an increased number of orders. Higher selling prices were primarily a reflection of a shift away from the first-time entry level buyer to a higher end customer. Net unit orders increased to 478 units in 2005, from 301 units during

Homebuilding & Real Estate Development (Continued)
2004 as additional inventory became available for sale and reflecting a full year of activity in 2005. Further, our expanded presence in Tennessee contributed to new order flow. Construction starts increased in 2005 primarily due to the increase in sales activity.
     Revenues from home sales increased 59.4% to $85.6 million in 2005 from $53.7 million in 2004, primarily due to increased home deliveries. Home deliveries increased to 451 units delivered from 343 units delivered during 2004, reflecting a full year of operations in 2005, as compared to only eight months in 2004.
     Cost of sales increased by approximately 55.7% to $74.3 million in 2005 from $47.7 million in 2004. The increase in cost of sales was attributable to increased deliveries. Cost of sales as a percentage of related revenue was approximately 86.8% for the year ended December 31, 2005, as compared to approximately 88.8% for the year ended December 31, 2004. The slight increase in margins was attributable to the shift away from the first-time entry level buyer to a higher end customer. We also shifted our strategy in the Tennessee Homebuilding operations from acquiring finished lots for smaller subdivisions to acquiring and developing raw land for “signature projects” which resemble our projects in our Primary Homebuilding operations.
     Selling, general and administrative expenses increased 64.2% to $10.5 million in 2005 from $6.4 million for 2004. The higher expenses reflect a full year of operations in 2005 compared with only eight months in 2004, and the higher costs associated with increased headcount and expansion into the Nashville market. As a percentage of total revenues, our selling, general and administrative expense was approximately 12.2% during the year ended December 31, 2005, compared to 11.9% during the same 2004 period. The increase was specifically attributable to increased employee compensation and benefits costs associated with new hires and the continued expansion into the Nashville market, incurring certain administrative start-up costs.
     Interest incurred and capitalized on notes and mortgages payable totaled $1.1 million during 2005, compared to $1.2 million incurred and $1.0 million capitalized during the same 2004 period. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings and an increase in borrowings in 2005 associated with our purchases of land to replenish our inventory of homesites. At the time of a home sale, the related capitalized interest is charged to cost of sales. Cost of sales of real estate during 2005 and 2004 included previously capitalized interest of $1.6 million and $827,000, respectively.

Homebuilding & Real Estate Development (Continued)
Land Division Results of Operations

				2006	2005
	Year Ended December 31,			Vs. 2005	vs. 2004
	2006	2005	2004	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$69,778	105,658	96,200	(35,880)	9,458
Other revenues (b)	3,816	1,111	927	2,705	184

Total revenues	73,594	106,769	97,127	(33,175)	9,642

Costs and expenses
Cost of sales of real estate	42,662	50,706	42,838	(8,044)	7,868
Selling, general and administrative expenses	15,119	12,395	10,373	2,724	2,022
Other expenses	—	1,177	561	(1,177)	616

Total costs and expenses	57,781	64,278	53,772	(6,497)	10,506

Interest and other income (b)	2,650	7,897	744	(5,247)	7,153

Income before income taxes	18,463	50,388	44,099	(31,925)	6,289
Provision for income taxes	(6,936)	(18,992)	(17,031)	12,056	(1,961)

Net income	$11,527	31,396	27,068	(19,869)	4,328

Operational data:
Acres sold	371	1,647	1,212	(1,276)	435
Margin percentage (a)	38.9%	52.0%	55.5%	(13.1)%	(3.5)%
Unsold saleable acres	6,871	7,287	5,965	(416)	1,322
Acres subject to sales contracts — Third parties	74	246	1,833	(172)	(1,587)
Aggregate sales price of acres subject to sales contracts to third parties	21,124	39,283	121,095	(18,159)	(81,812)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.

(b)	The years ended December 31, 2005 and 2004 reflect the reclassification of irrigation, leasing and marketing revenue to Other revenues from Interest and other income. See Note 1 — Consolidation Policy.
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

Homebuilding & Real Estate Development (Continued)
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
          Our total assets at December 31, 2006 and 2005 were $1.1 billion and $895.7 million, respectively. The increase in total assets primarily resulted from:
•	a net increase in inventory of real estate of approximately $210.8 million, which includes approximately $64.8 million in land acquisitions;

•	an increase of $34.4 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, support for infrastructure in our master planned communities, and $3.5 million in hardware and software acquired for our implementation of our new financial and operating system ;

•	a net increase of approximately $11.2 million in our investment in Bluegreen Corporation associated primarily with $9.7 million of earnings from Bluegreen (net of purchase accounting adjustments), $1.3 million from our pro rata share of unrealized gains associated with Bluegreen’s other comprehensive income and $287,000 associated with Bluegreen’s capital transactions; and

•	the above increases in assets were partially offset by a net decrease in cash and cash equivalents of $65.2 million, which resulted from cash used in operations and investing activities of $268.3 million, partially offset by an increase in cash provided by financing activities of $203.1 million.
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
LIQUIDITY AND CAPITAL RESOURCES
          We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the year ended December 31, 2006, our primary sources of funds were proceeds from the sale of real estate inventory, the issuance of trust preferred securities and borrowings from financial institutions. These funds were utilized primarily to acquire, develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of December 31, 2006 and December 31, 2005, we had cash and cash equivalents of $48.3 million and $113.6 million, respectively. Our cash declined $65.2 million during the year ended December 31, 2006 primarily as a result of our continued investment in inventory, principally in the Primary Homebuilding segment and Land Division, in combination with a decline in operating performance. The Company primarily utilized borrowings to finance the growth in inventory. Total debt increased to $615.7 million at December 31, 2006 compared with $407.8 million at December 31, 2005. Debt to total capitalization increased from 53.8% to 64.2% during the same period.

Homebuilding & Real Estate Development (Continued)
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
          Due to current market conditions and the uncertain duration of the industry downturn, there is no assurance that operating cash flows will adequately support operations, and accordingly, we anticipate seeking additional capital. Sources for additional capital include proceeds from the disposition of certain properties or investments, joint venture partners, as well as issuances of debt or equity. In addition, as discussed in Item 1. –Business-Recent Developments, the decision to enter into an agreement to merge with BFC Financial was predicated in part on the anticipated need for additional capital, and the recognition that BFC provides potential additional access to financial resources. The merger is subject to a number of conditions, including shareholder approval. In the event that the merger is not approved by shareholders, or not consummated for any other reason, it is our current intention to pursue a rights offering to holders of Levitt’s Class A common stock giving each then current holder of Levitt Class A common stock the right to purchase a proportional number of additional shares of Levitt Class A common stock. There is no assurance that we will be able to successfully raise additional capital on acceptable terms, if at all.
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
     Operating Activities. During the year ended December 31, 2006, we used $240.1 million of cash in our operating activities, as compared to $132.5 million of cash used in such activities during 2005 and $78.9 million used in 2004. The net cash used in operations during fiscal 2006 was primarily the result of cash used to increase inventories in our Primary Homebuilding segment and Land Division, as well as a net loss for 2006 compared to net income during 2005. The net cash used in operations during fiscal 2005 and fiscal 2004 was the result of cash provided from net income and an increase in accounts payable, accrued expenses and other liabilities, offset by cash used to increase real estate inventory.
     The decision to fund additional inventory growth in the past few years was based on strong market demand and the need to replenish inventory in certain markets, as well as management’s decision to diversify into new markets. In addition to the costs of land acquisition, we incur significant land development expenditures to prepare the land for the construction of

Homebuilding & Real Estate Development (Continued)
homes. In addition, many of the projects in the Primary Homebuilding segment provide amenities to residents which include gated entryways, clubhouses, swimming pools and tennis courts. As a result, we incur significant costs which are not recovered until homes are delivered. Depending upon the size of the project, product type and ability to obtain permits and required approvals from governmental authorities, the time between land acquisition and the delivery of the first completed home can take in excess of two years, exposing us to the volatility of demand in the homebuilding market. A reduction in sales activity results in a lower realized rate of return and a longer than anticipated breakeven period for cash flow, placing additional stress on the balance sheet as higher debt levels are maintained. The homebuilding market changed noticeably in early 2006 and further deteriorated throughout the year. The majority of our inventory is located in Florida, which is among many states experiencing challenges in the homebuilding industry associated with excess inventory supply and intense price competition. As a result, it is expected that Florida will lag the overall market recovery until supply is more aligned with market demand.
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

Homebuilding & Real Estate Development (Continued)
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

Homebuilding & Real Estate Development (Continued)

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

Homebuilding & Real Estate Development (Continued)
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
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. We are currently reviewing the effect of this Statement on our consolidated financial statements and do not expect the adoption to have an effect on our financial condition or results of operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Consolidated Statements of Comprehensive (Loss) Income for each of the years in the three year period ended December 31, 2006

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2006

Notes to Consolidated Financial Statements
Bluegreen Corporation
The financial statements of Bluegreen Corporation, which is considered a significant investee, are required to be included in this report. The restated financial statements of Bluegreen Corporation for the three years ended December 31, 2006, including the Report of Bluegreen’s Independent Registered Certified Public Accounting Firm, Ernst & Young LLP, are included as exhibit 99.1 to this report.

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
Consolidated financial statements
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Bluegreen Corporation, an approximate 31 percent-owned equity investment, which were audited by other auditors whose report thereon has been furnished to us. Our opinion expressed herein, insofar as it relates to the Company’s net investment in (approximately $107.1 million and $95.8 million at December 31, 2006 and 2005, respectively) and equity in the net earnings of (approximately $9.7 million, $12.7 million, and $13.1 million for the years ended December 31, 2006, 2005 and 2004, respectively) Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 14, 2007, except for the change in the composition of reportable segments discussed in Note 3, as to which the date is July 3, 2007

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

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2006
(In thousands)

				Unearned		Accumulated
				Compen-		Other
				sation		Compre-
	Class A	Class B	Additional	Restricted		hensive
	Common	Common	Paid-in	Stock	Retained	Income
	Stock	Stock	Capital	Grants	Earnings	(Loss)	Total
Balance, December 31, 2003	$163	$23	$24,654	$—	$59,305	$1,530	$85,675
Net income	—	—	—		14,230	—	14,230
Other comprehensive loss, net of taxes	—	—	—	—	—	(588)	(588)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	5,812	—	—	—	5,812
Retirement of Common Stock	—	(6)	(7,276)	—	—	—	(7,282)
Issuance of Common Stock	—	24	1,767	—	—	—	1,791
Issuance of 5% Preferred Stock	—	—	14,988	—	—	—	14,988
Cash dividends on 5% Preferred Stock	—	—	—	—	(392)	—	(392)
Common stock split	54	—	—	—	(54)	—	—
Tax effect relating to the exercise of stock options	—	—	11,017	—	—	—	11,017

Balance, December 31, 2004	$217	$41	$50,962	$—	$73,089	$942	$125,251
Net income	—	—	—	—	12,774	—	12,774
Other comprehensive loss, net of taxes	—	—	—	—	—	(417)	(417)
Issuance of Class A Common Stock, net of stock issuance costs	61	—	46,547	—	—	—	46,608
Issuance of Class A restricted stock	—	—	200	(200)	—	—	—
Net effect of subsidiaries’ capital							—
transactions, net of taxes	—	—	(474)	—	—	—	(474)
Cash dividends on 5% Preferred Stock	—	—	—	—	(750)	—	(750)
Amortization of unearned							—
compensation on restricted stock grants	—	—	—	100	—	—	100
Tax effect relating to share-based compensation	—	—	(12)	—	—	—	(12)

Balance, December 31, 2005	$278	$41	$97,223	$(100)	$85,113	$525	$183,080

Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”)	—	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	(2,221)	—	(2,221)
Other comprehensive income, net of taxes	—	—	—	—	—	926	926
Issuance of Common Stock, upon exercise of stock options	1	39	9,076	—	—	—	9,116
Retirement of Common Stock relating to exercise of stock options	(13)	(11)	(13,246)	—	—	—	(13,270)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	(16)	—	—	—	(16)
Cash dividends on 5% Preferred Stock	—	—	—	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	973	—	—	—	973
Reversal of unamortized stock compensation related to restricted stock upon adoption of FAS 123 ( R)	—	—	(100)	100	—	—	—

Balance, December 31, 2006	$266	$69	$93,910	$—	$81,889	$1,451	$177,585

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

BFC Financial Corporation
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
          Revisions to Consolidated Financial Statements — The consolidated financial statements have been revised to enhance the Company’s segment disclosures by including Levitt’s segments, as more fully described in Note 3, and to provide additional disclosures about the Company’s Real Estate Held for Development and Sale relating to the assumptions used in the real estate inventory impairment analysis. The accompanying notes have been revised to reflect the additional disclosures required when presenting the expanded segment disclosures.
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

          Real Estate Held for Development and Sale — Real estate held for development and sale includes land, land development costs, interest and other construction costs associated with Levitt’s real estate inventory and BankAtlantic Bancorp’s investment in a real estate variable interest entity.
          Inventory of real estate is stated at accumulated cost or, when circumstances indicate that the inventory is impaired, at estimated fair value. Due to the large acreage of certain land holdings and the nature of project development life cycles of Levitt’s inventory, disposition in the normal course of business is expected to extend over a number of years.
          Land and indirect land development costs are allocated to various parcels or housing units using either specific identification method or appropriate apportionment factors, including the relative sales values and unit counts. Direct construction costs are assigned to housing units based on specific identification. Construction costs primarily include direct construction costs and capitalized field overhead. Other costs are comprised of tangible selling costs, prepaid local government fees and capitalized real estate taxes. Tangible selling costs are capitalized by project and represent costs incurred throughout the selling period to aid in the sale of housing units, such as model furnishings and decorations, sales office furnishings and facilities, exhibits, displays and signage. These tangible selling costs are capitalized and expensed to selling general and administrative expense at the time the revenue associated with the benefited home is recorded. Start-up costs and other selling costs are expensed as incurred.
          The expected future costs of development in the Land Division are analyzed at least annually to determine the appropriate allocation factors to charge to cost of sales when such inventory is sold. Costs in the Land Division to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
          Levitt reviewed the real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). As of December 31, 2006, Levitt assessed all of its projects, which included housing projects and land held for development and sale, to identify underperforming projects and land investments that may not be recoverable through future cash flows. Levitt measures the recoverability of assets by comparing the carrying amount of an asset to the estimated future undiscounted net cash flows.
          Each project was assessed individually and as a result, the assumptions used to derive future cash flows varied by project. For land held for sale that is being remarketed, contract proposals from third parties or market assessments were used. For homebuilding projects, a variety of assumptions were used. These key assumptions are dependent on project-specific conditions and are inherently uncertain. Local market and project-specific factors that may influence the assumptions include:
•	historical project performance, including traffic trends and conversions rates, sales, selling prices including incentive and discount programs, and cancellation trends,

•	competitors’ presence and their competitive actions,

•	project specific attributes such as location desirability, market segment (active adult vs. family) and product type (single family detached vs. town home), and

•	current local market economic and demographic conditions, including interest rates, in-migration trends and job growth, and related trends and forecasts.
          After considering these factors and based on specific assumptions, Levitt’s projected future cash flows for the balance of the project until the project is expected to be sold out. If the resulting carrying amount of the project exceeds the estimated undiscounted cash flows from the project, an impairment charge is recognized to reduce the carrying value of the project to fair value. Fair value is determined by applying a risk based discount rate currently 15% to the future estimated cash flows for a project. Assumptions are updated on a quarterly basis to reflect current market trends as well as updated pricing information including any sales incentives or discounts.
          Levitt had 22 projects in Tennessee with inventory available for sale at December 31, 2006 in projects that are generally smaller and of a shorter duration than projects in its other markets. These projects are expected to sell out over the next two years. Levitt used certain assumptions in its impairment evaluation for the Tennessee projects at December 31, 2006. For Tennessee projects with less than 25 units remaining to be sold, a total of 13 projects, Levitt’s assumptions regarding projected sales prices, unit sales and margin percentage resulted in projected negative margins ranging between 10% and 15%, and for Tennessee projects with more than 25 units remaining to be sold, which represented 9 projects,

Levitt’s assumptions regarding projected sales prices, unit sales and margin percentage resulted in projected negative margins at the projects ranging between 12.5% and 20%.
          Levitt’s homebuilding projects outside of Tennessee are generally larger and many are in the early stages of development. Accordingly the projections will extend for 4-7 years into the future, inherently increasing the uncertainty involved in the projections. Specific assumptions for projected unit sales and margin percentage on delivered units for homebuilding projects excluding Tennessee include:
•	estimates of average future selling prices based on current selling prices and speculative inventory with average sales price declines in 2007 and 2008, followed by average sales price increases ranging from 2% to 13% in 2009 and beyond;

•	estimates of future construction and land development costs were kept relatively consistent throughout the entire project; and

•	estimates of average (unweighted) gross margin percentages ranging between 2% and 5% in the early years and approximately 15% in 2010 and beyond.

•	estimated future sales rates resulted in a decline in 2007 which projected sales at over 75% of projects averaging less than 80 units per year; improvement in 2008 but 50% of projects are projected to have sales of less than 80 units per year; and continued improvement in 2009 with only 25% of projects having projected sales of less than 80 units per year. Sales are projected to flatten beyond 2009 based on project completions.
          During the year ended December 31, 2006, Levitt recorded impairments on 5 projects in Florida and on 14 projects in Tennessee because the undiscounted cash flows were less than the carrying value of those assets. These impaired projects resulted in $34.3 million of impairment charges. An additional $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that Levitt does not intend to purchase was also recorded. At December 31, 2006 total homebuilding inventory was $664.6 million, of which $113.6 million, or 17.1%, was recorded at fair value. The balance was recorded at cost.
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
          Goodwill and Other Intangible Assets – Goodwill acquired in a purchase business combination is tested for impairment at least annually. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” ( SFAS No. 142). The Company conducts on at least an annual basis , a review of the goodwill to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of goodwill may be impaired and written down. In the year ended December 31, 2006, an impairment review was conducted of the goodwill related to the Tennessee Homebuilding segment acquired in connection with Levitt’s acquisition of Bowden Building Corporation in 2004. The profitability and estimated cash flows of this entity were determined in the second quarter of 2006 to have declined to a point where the carrying value of the assets exceeded their market value. A discounted cash flow methodology was used to determine the amount of impairment resulting in completely writing off this acquisition goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in Homebuilding & Real Estate Development other expenses in the consolidated statements of operations..
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
          Ryan Beck’s activities include gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acts as an underwriter or agent and fees earned from providing merger and acquisition and financial advisory services. These fees are recorded as earned, provided no contingency of payment exists. Sales concessions are recorded on trade date, and underwriting fees are recorded at the time the underwriting is completed. Gains and losses from securities transactions are recorded on a trade date basis. Profit and loss arising from all securities transactions entered into for the account and risk of Ryan Beck are recorded on a trade date basis. Commission income and expenses related to customers’ transactions are reported on a trade date basis. Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition. BMOC operations include revenues from rental income and operating expenses, and in 2005 a $5.1 million gain from disposition was recorded upon the transfer of the shopping center to its lender in full settlement of the note (see Note 3.)
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
2. Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”) which established an approach to quantify errors in financial statements. Previously, there were two methods for quantifying the effects of financial statement errors: the roll-over method and the iron curtain method. The roll-over method focuses on the impact errors have on the income statement, including the reversing effect of prior year errors. The iron curtain method focuses on the effect of correcting errors on the statement of financial condition. Prior to the application of the guidance in SAB No. 108, the Company used the roll-over method for quantifying identified financial statement errors. This method led to an accumulation of errors on the Company’s consolidated statement of financial condition. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under the roll-over and the iron-curtain methods requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors.
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
Adjustment
As of January 1, 2006
Other liabilities:
Recurring operating expenses (1)	$1,618
Deferred data processing expenses (2)	1,474
Current taxes payable	(696)

Increase in other liabilities	2,396
Decrease in deferred tax liability	(657)
Decrease in noncontrolling interest (3)	(1,486)

Decrease in retained earnings	$253

(1)	BankAtlantic has historically expensed certain recurring invoices when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year as the “rollover” impact of expenses in the following year approximated the expenses that rolled over from the prior year.

(2)	BankAtlantic pays a fixed fee for certain data processing transaction services and at the end of each contract year, the actual number of transactions is determined and the fees related to any greater or lesser transactions are invoiced or repaid to BankAtlantic over a twelve month period. BankAtlantic accounted for these charges when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year and the amount of the error had accumulated over a four year period as follows (in thousands):

For the Years	Occupancy and
Ended December 31,	Equipment Expense
2002	$221
2003	276
2004	533
2005	444

$1,474

(3)	Noncontrolling interest amount represents third parties’ interest of approximately 78% in BankAtlantic Bancorp.
          The Company had previously quantified these errors and concluded that they were immaterial under the roll-over method that was used prior to the issuance of SAB No. 108.
3. Segment Reporting
          Management amended the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 to revise the Company’s Segment Reporting by presenting Levitt’s segment. As a result, the Company changed the composition of its reportable segments by disaggregating the Company’s Homebuilding & Real Estate Development segment which reports Levitt’s consolidated results of operations from one reportable segment to four reportable segments -Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations- as described below.
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
          The Company is currently organized into six reportable segments: BFC Activities, Financial Services, Primary Homebuilding, Tennessee Homebuilding, Land Division, and Levitt Other Operations.
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
          This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from Cypress Creek Capital, Inc. (“CCC”), interest income from loans receivable, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in the Financial Services segment and Levitt’s earnings and losses are included in four reportable segments which are Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations.
Financial Services
          Our Financial Services segment consists of BankAtlantic Bancorp and its subsidiaries’ operations, including the operations of BankAtlantic.
Primary Homebuilding
          The Company’s Primary Homebuilding segment consists of Levitt’s homebuilding operations in Florida, Georgia and South Carolina.
Tennessee Homebuilding
          The Company’s Tennessee Homebuilding segment consists of Levitt’s homebuilding operations in Tennessee.
Land Division
          The Company’s Land Division segment consists of Core Communities’ operations.
Levitt Other Operations
          The Company’s Levitt Other Operations segment consists of the activities of Levitt Commercial, Levitt’s other operations, earnings from investments in Bluegreen and Levitt’s other real estate investments and joint ventures.
          The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in Note 1. Inter-company transactions are eliminated for consolidated presentation. The Company evaluates segment performance based on income (loss) from continuing operations after tax and noncontrolling interest.

          The Company evaluates segment performance based on net segment income (loss) after noncontrolling interest and tax. The table below is the Company’s restated segment information for income from continuing operations for each of the years in the three year period ended December 31, 2006 (in thousands):

	BFC	Financial	Primary	Tennessee
2006	Activities	Services	Homebuilding	Homebuilding
Revenues:
Sales of real estate	$—	$—	$424,420	$76,299
Interest and dividend income	2,292	367,177	434	110
Other income	3,679	140,949	6,897	17

	5,971	508,126	431,751	76,426

Costs and Expenses:
Cost of sale of real estate	—	—	367,252	72,807
Interest expense, net	30	167,057	—	—
Provision for loan losses	—	8,574	—	—

Other expenses	12,805	300,186	67,414	14,113

	12,835	475,817	434,666	86,920

Equity in earnings from unconsolidated affiliates	—	1,667	(279)	—

Income (loss) before income taxes and noncontrolling interest	(6,864)	33,976	(3,194)	(10,494)
Provision (benefit) for income taxes	(1,855)	7,097	(1,508)	(3,241)

Income (loss) before noncontrolling interest	(5,009)	26,879	(1,686)	(7,253)
Noncontrolling interest	(25)	21,072	(1,406)	(6,050)

Income (loss) from continuing operations	(4,984)	5,807	(280)	(1,203)

At December 31, 2006
Total assets	$45,756	$6,495,662	$644,447	$62,065

		Levitt	Adjusting
	Land	Other	and
2006	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$69,778	$11,041	$(15,452)	$566,086
Interest and dividend income	961	3,377	(2,451)	371,900
Other income	5,505	2,254	(2,707)	156,594

	76,244	16,672	(20,610)	1,094,580

Costs and Expenses:
Cost of sale of real estate	42,662	11,649	(11,409)	482,961
Interest expense, net	—	—	(479)	166,608
Provision for loan losses	—	—	—	8,574
Other expenses	15,119	28,182	(2,626)	435,193

	57,781	39,831	(14,514)	1,093,336

Equity in earnings from unconsolidated affiliates	—	9,547	—	10,935

Income (loss) before income taxes and noncontrolling interest	18,463	(13,612)	(6,096)	12,179
Provision (benefit) for income taxes	6,936	(5,639)	(2,318)	(528)

Income (loss) before noncontrolling interest	11,527	(7,973)	(3,778)	12,707
Noncontrolling interest	9,615	(6,650)	(3,151)	13,404

Income (loss) from continuing operations	1,912	(1,323)	(627)	(697)

At December 31, 2006
Total assets	$271,169	$146,116	$(59,449)	$7,605,766

	BFC	Financial	Primary	Tennessee
2005	Activities	Services	Homebuilding	Homebuilding
Revenues:
Sales of real estate	$—	$—	$352,723	$85,644
Interest and dividend income	1,623	345,894	379	130
Other income	1,750	101,678	3,906	58

	3,373	447,572	357,008	85,832

Costs and Expenses:
Cost of sale of real estate	—	—	272,680	74,328
Interest expense, net	346	141,909	—	—
Recovery for loan losses	—	(6,615)	—	—
Other expenses	9,750	246,970	50,523	10,486

	10,096	382,264	323,203	84,814

Equity in earnings from unconsolidated affiliates	—	621	104	—

Income (loss) before income taxes and noncontrolling interest	(6,723)	65,929	33,909	1,018
Provision for income taxes	3,727	23,403	12,270	421

Income (loss) before noncontrolling interest	(10,450)	42,526	21,639	597
Noncontrolling interest	6	33,475	18,043	498

Income (loss) from continuing operations	(10,456)	9,051	3,596	99

At December 31, 2005
Total assets	$54,118	$6,471,411	$437,392	$68,953

		Levitt	Adjusting
	Land	Other	and
2005	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$105,658	$14,709	$(622)	$558,112
Interest and dividend income	1,007	1,548	(1,748)	348,833
Other income	8,001	2,558	(1,406)	116,545

	114,666	18,815	(3,776)	1,023,490

Costs and Expenses:
Cost of sale of real estate	50,706	12,520	(3,044)	407,190
Interest expense, net	—	—	(348)	141,907
Recovery for loan losses	—	—	—	(6,615)
Other expenses	13,572	17,913	(1,355)	347,859
	64,278	30,433	(4,747)	890,341

Equity in earnings from unconsolidated affiliates	—	12,679	—	13,404

Income (loss) before income taxes and noncontrolling interest	50,388	1,061	971	146,553
Provision for income taxes	18,992	378	375	59,566

Income (loss) before noncontrolling interest	31,396	683	596	86,987
Noncontrolling interest	26,178	569	498	79,267

Income (loss) from continuing operations	5,218	114	98	7,720

At December 31, 2005	—	—

Total assets	$228,756	$318,762	$(183,637)	$7,395,755

	BFC	Financial	Primary	Tennessee
2004	Activities	Services	Homebuilding	Homebuilding
Revenues:
Sales of real estate	$—	$—	$418,550	$53,746
Interest and dividend income	680	249,204	172	43
Other income	5,335	112,500	6,402	125

	6,015	361,704	425,124	53,914

Costs and Expenses:
Cost of sale of real estate	—	—	323,366	47,731
Interest expense, net	393	86,798	—	198
Recovery for loan losses	—	(5,109)	—	—
Other expenses	7,187	198,993	51,238	6,385

	7,580	280,682	374,604	54,314

Equity in earnings from unconsolidated affiliates	—	485	3,535	(17)

Income (loss) before income taxes and noncontrolling interest	(1,565)	81,507	54,055	(417)
Provision for income taxes	6,676	28,222	20,819	(161)

Income (loss) before noncontrolling interest	(8,241)	53,285	33,236	(256)
Noncontrolling interest	1,822	41,468	27,289	(210)

Income (loss) from continuing operations	(10,063)	11,817	5,947	(46)

At December 31, 2004
Total assets	$26,596	$6,356,777	$295,815	$49,875

		Levitt	Adjusting
	Land	Other	and
2004	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$96,200	$5,555	$(24,399)	$549,652
Interest and dividend income	745	378	(2,625)	248,597
Other income	926	626	(939)	124,975

	97,871	6,559	(27,963)	923,224

Costs and Expenses:
Cost of sale of real estate	42,838	6,255	(16,290)	403,900
Interest expense, net	61	140	(391)	87,199
Recovery for loan losses	—	—	—	(5,109)
Other expenses	10,873	9,706	(871)	283,511

	53,772	16,101	(17,552)	769,501

Equity in earnings from unconsolidated affiliates	—	15,600	—	19,603

Income (loss) before income taxes and noncontrolling interest	44,099	6,058	(10,411)	173,326
Provision for income taxes	17,031	2,198	(3,865)	70,920

Income (loss) before noncontrolling interest	27,068	3,860	(6,546)	102,406
Noncontrolling interest	22,225	3,169	(5,375)	90,388

Income (loss) from continuing operations	4,843	691	(1,171)	12,018

At December 31, 2004	—	—

Total assets	$194,825	$156,427	$(125,468)	$6,954,847

The table below is segment information relating to the Company’s goodwill at December 31, 2006 and 2005 (in thousands):

	Financial	Tennessee
	Services	Homebuilding	Total
Balance as of December 31, 2005	$76,674	$1,307	$77,981
Impairment of goodwill (a)	—	(1,307)	(1,307)

Balance as of December 31, 2006	$76,674	$—	$76,674

(a)	During the year ended December 31, 2006 the $1.3 million in goodwill recorded in connection with Levitt’s Bowden Building Corporation acquisition was written off. The $1.3 million is included in Homebuilding & Real Estate Development other expenses in the consolidated statements of operations.
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
The following tables summarize investment securities held-to-maturity (in thousands):

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
As of December 31, 2006
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

10. Loans Receivable and Loans Held for Sale
The loan portfolio consisted of the following components (in thousands) :

	December 31,	December 31,
	2006	2005
Real estate loans:
Residential	$2,158,506	$2,043,055
Construction and development	859,556	1,339,576
Commercial	1,071,287	1,066,598
Small business	186,833	151,924
Other loans:
Home equity	562,318	513,813
Commercial business	157,109	87,599
Small business — non-mortgage	98,225	83,429
Consumer loans	17,406	21,469
Deposit overdrafts	8,440	5,694
Other loans	425	2,071

Total gross loans	5,120,105	5,315,228
Adjustments:
Undisbursed portion of loans in process	(482,842)	(649,296)
Premiums related to purchased loans	2,180	5,566
Deferred fees, net	(874)	(3,231)
Deferred profit on commercial real estate loans	(204)	(231)
Allowance for loan and lease losses	(44,173)	(41,830)

Loans receivable — net	$4,594,192	$4,626,206

Loans held for sale	$9,313	2,538

BankAtlantic’s loan portfolio had the following geographic concentration at December 31, 2006:

Florida	56%
Eastern U.S.A.	23%
Western U.S.A.	16%
Central U.S.A	5%

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

Non-accrual — loans
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
     Levitt’s Homebuilding Divisions have experienced lower than expected margins during the last six months of 2006 and are also experiencing a downward trend in the number of net orders. In the second quarter of 2006, Levitt recorded inventory impairment charges related to the Tennessee Homebuilding segment, which had delivered lower than expected margins, faced increased start-up costs in the Nashville market and experienced a downward trend in home deliveries. As a result of these factors, an impairment charge was recorded in the amount of approximately $4.7 million. In the fourth quarter of 2006, Levitt recorded additional impairments in the Primary Homebuilding segment and Tennessee Homebuilding segment due to the continued downward trend in these homebuilding markets. During the year ended December 31, 2006,

Levitt recorded $34.3 million of impairment charges and $2.5 million of write-offs of deposits and pre-acquisition costs related to land under option that Levitt does not intend to purchase. Of these amounts, $5.4 million of the inventory impairment charges and $300,000 of write-offs related to the Tennessee Homebuilding segment while $28.9 million of the inventory impairment charges and $2.2 million of write-offs related to the Primary Homebuilding segment. Projections of future cash flows were discounted and used to determine the estimated impairment charge.
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
Investment in Bluegreen
     Levitt owns approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. The investment in Bluegreen is accounted under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize Levitt’s interest in Bluegreen’s earnings or losses. The difference between a) the Levitt’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Levitt’s equity in earnings of Bluegreen as reflected in the financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock and to the cumulative adjustment discussed below. Bluegreen issued approximately 4.1 million shares of common stock during 2004 in connection with the call for redemption of $34.1 million of its 8.25% Convertible Subordinated Debentures (the “Debentures”). In addition, during the year ended December 31, 2004, approximately 1.2 million shares of Bluegreen common stock was issued upon the exercise of stock options. The issuance of these approximately 5.3 million shares reduced Levitt’s ownership interest in Bluegreen from 38% to 31%. Levitt’s investment in Bluegreen was reduced by approximately $2.9 million primarily to reflect the dilutive effect of these transactions.

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

		Issue	December 31,		Interest	Maturity
		Date	2006	2005	Rate	Date
BFC borrowings
Revolving Line of Credit		Various	$—	$—	LIBOR +2.80	June 15, 2007
Mortgage payables		Various	50	69	6.00%	June 2009

Total BFC borrowings			$50	$69

BankAtlantic borrowings
Subordinated debentures (1)		10/29/2002	$22,000	$22,000	LIBOR + 3.45%	November 7, 2012
Mortgage-Backed Bond		3/22/2002	7,923	8,973	(2)	September 30, 2013
Development notes		3/22/2002	—	7,651	Prime + 1.00%	August 26, 2006
Development notes		3/22/2002	—	468	Prime + .75%	May 1, 2006

			$29,923	$39,092

BankAtlantic secured borrowings		Various	—	138,270	Floating	Various

Total BankAtlantic borrowings			$29,923	$177,362

Levitt Borrowings
Primary Homebuilding Borrowings
Mortgage notes payable	(a)	Various	$48,633	$74,306	From Prime - 0.50% to Prime + 0.50%	Range from July 2007 to September 2009
Mortgage notes payable to BankAtlantic	(a)	Various	—	223	Prime	March 2006
Borrowing base facilities	(b)		316,000	140,000	From LIBOR + 2.00% to LIBOR + 2.40%	Range from August 2009 to January 2010
Line of credit	(c)		14,000	14,500	Prime	September 2007

			$378,633	$229,029

Tennessee Homebuilding Borrowings
Mortgage notes payable	(a)	Various	$6,674	$40,381	From Prime -0.25% to Prime + 0.50%	Range from March 2007 to March 2008
Borrowing base facilities	(b)		32,600	3,100	From LIBOR + 2.00% to LIBOR + 2.40%	December 2009

			$39,274	$43,481

Land Borrowings
Land acquisition mortgage notes payable	(d)		$66,932	$48,936	From Fixed 6.88% to LIBOR + 2.80%	Range from June 2011 to October 2019
Construction mortgage notes payable	(d)		28,884	13,012	From LIBOR + 1.70% to LIBOR + 2.00%	Range from May 2007 to June 2009
Other borrowings			164	7	Fixed from 5.99% to 7.48%	Range from April 2007 to August 2011

			$95,980	$61,955

Other Operations Borrowings
Land acquisition and construction mortgage notes payable			$1,641	$3,875	LIBOR + 2.75%	September 2007
Mortgage notes payable
Mortgage notes payable	(e)		12,197	12,374	Fixed 5.47%	April 2015
Subordinated investment notes			2,489	3,132	Fixed from 8.00% to 8.75%	Range from December 2006 to February 2008
Promissory note payable			437	—	Fixed 2.44%	July 2009

Total Levitt borrowings			$530,651	$353,846

Inter-Company borrowings eliminated (3)			—	(223)

Total			$560,624	$531,054

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

(3)	Loans between Levitt and BankAtlantic were eliminated in consolidation.
     BankAtlantic Bancorp and Levitt had the following junior subordinated debentures outstanding at December 31, 2006 (in thousands):

		December 31,					Beginning
		2006	2005				Optional
	Issue	Outstanding	Outstanding	Interest		Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate		Date	Date
Subordinated Debentures Trust II	03/05/2002	$57,088	$57,088	8.50%		03/31/2032	03/31/2007
Subordinated Debentures Trust III	06/26/2002	25,774	25,774	LIBOR + 3.45%		06/26/2032	06/26/2007
Subordinated Debentures Trust IV	09/26/2002	25,774	25,774	LIBOR + 3.40%		09/26/2032	09/26/2007
Subordinated Debentures Trust V	09/27/2002	10,310	10,310	LIBOR + 3.40%		09/30/2032	09/27/2007
Subordinated Debentures Trust VI	12/10/2002	15,450	15,450	LIBOR + 3.35%		12/10/2032	12/10/2007
Subordinated Debentures Trust VII	12/19/2002	25,774	25,774	LIBOR + 3.25%		12/19/2032	12/19/2007
Subordinated Debentures Trust VIII	12/19/2002	15,464	15,464	LIBOR + 3.35%		01/07/2033	12/19/2007
Subordinated Debentures Trust IX	12/19/2002	10,310	10,310	LIBOR + 3.35%		01/07/2033	12/19/2007
Subordinated Debentures Trust X	03/26/2003	51,548	51,548	6.40%	(2)	03/26/2033	03/26/2008
Subordinated Debentures Trust XI	04/10/2003	10,310	10,310	6.45	%(2)	04/24/2033	04/24/2008
Subordinated Debentures Trust XII	03/27/2003	15,464	15,464	6.65	%(2)	04/07/2033	04/07/2008

Total BankAtlantic Bancorp (1)		263,266	263,266

Unsecured junior subordinated debentures — Levitt Capital Trust I (“LCT I”) (2)	03/15/2005	23,196	23,196	From fixed 8.11% to LIBOR + 3.85%		03/01/2035	3/15/2010

Unsecured junior subordinated debentures — Levitt Capital Trust II (“LCT II”) (2) and	05/04/2005	30,928	30,928	From fixed 8.09% to LIBOR + 3.80%		06/30/2035	05/04/2010

Unsecured junior subordinated debentures — Levitt Capital Trust III (“LCT III”) (2)	06/01/2006	15,464	—	From fixed 9.25% to LIBOR + 3.80%		06/30/2036	06/30/2011

Unsecured junior subordinated debentures — Levitt Capital Trust IV (“LCTIV”) (2)	07/18/2006	15,464	—	From fixed 9.35% to LIBOR + 3.80%		09/30/2036	09/30/2011

Total Levitt		85,052	54,124

Total Junior Subordinated Debentures		$348,318	$317,390

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	Adjusts to floating LIBOR rate five years from the issue date.
     Annual maturities of Junior Subordinated Debentures and other debt outstanding at December 31, 2006 are as follows (in thousands):

Amount
Year ended December 31,
2007	$46,036
2008	25,953
2009	278,419
2010	100,568
2011	46,138
Thereafter	411,828

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
Levitt Borrowings
Primary Homebuilding and Tennessee Homebuilding
(a)	Levitt and Sons has entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. At December 31, 2006 and 2005, the outstanding balance on these loans was $55.3 million and $114.9 million, respectively. As of December 31, 2006 and 2005, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $79.2 million and $147.2 million, respectively. The loans are collateralized by inventory of real estate with net carrying values aggregating $100.4 million and $168.9 million at December 31, 2006 and 2005, respectively. Certain mortgage notes contain provisions for accelerating the payment of principal as individual homes are sold. Certain notes and mortgage notes also provide that events of default may include a change in ownership, management or executive management.

(b)	In 2005, Levitt and Sons entered into revolving credit facilities with third party lenders for borrowings of up to $210.0 million, subject to borrowing base limitations based on the value and type of collateral provided. During 2006, Levitt and Sons entered into a revolving credit facility and amended certain of the existing credit facilities increasing the amount available for borrowings under these facilities to $450.0 million and amended certain of the initial credit agreement’s definitions. Advances under these facilities bear interest, at Levitt and Sons’ option; at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the facility. Accrued interest is due monthly and these lines mature at various dates ranging from 2009 to 2010. As of December 31, 2006, these facilities provided for advances on a revolving loan basis up to a maximum outstanding balance of $357.7 million. The loans are collateralized by mortgages on respective properties including improvements with net carrying values aggregating $483.6 million at December 31, 2006. At December 31, 2006 and 2005, the outstanding balance on these facilities was $348.6 million and $143.1 million, respectively.

(c)	Levitt and Sons has a credit agreement with a financial institution to provide a $15.0 million line of credit. At December 31, 2006, Levitt and Sons had available credit of $1.0 million and had $14.0 million outstanding. The credit facility currently matures September 2007, and is guaranteed by Levitt Corporation. The guarantee is collateralized by Levitt Corporation’s pledge of its membership interest in Levitt and Sons, LLC. On or before June 30th of each calendar year, the financial institution may at its sole discretion offer the option to extend the term of the loan for a one-year period. Levitt has pledged a first priority security interest on Levitt’s equity interest in Levitt and Sons to secure the loan.
Land Division
(d)	Core Communities notes and mortgage notes payable are collateralized by inventory of real estate and property and equipment with net carrying values aggregating $186.7 million and $129.0 million as of December 31, 2006 and 2005, respectively. Included in these balances is a construction loan with a third party executed in 2006 for up to $60.9 million. The loan accrues interest at 30-day LIBOR plus a spread of 170 basis points and is due and payable on June 26, 2009. At December 31, 2006, Core had $14.1 million outstanding on this loan. On January 23, 2007, this loan was amended for the development of a commercial project. The amendment increased the loan amount to $64.3 million, amended the financial ratio and allowed for principal payments on or before the election to extend the loan such that the resized loan amount would comply with financial ratios in the credit agreement. All other material terms of this credit agreement remain unchanged. In September of 2006, Core entered into credit agreements with a financial institution to provide an additional $40.0 million in financing on an existing credit facility increasing the total maximum outstanding balance to $88.9 million. This facility matures in June 2011. As of December 31, 2006, $37.9 million is outstanding, and the entire $51.0 million remaining under the line is currently available for borrowing based on available collateral.

Other Operations
(e)	Levitt Corporation entered into a mortgage note payable agreement with a financial institution in March 2005 to repay the bridge loan used to temporarily fund Levitt’s purchase of the office building in Fort Lauderdale. This note payable is collateralized by the office building that Levitt currently utilizes as its principal executive offices, which was occupied by Levitt in November 2006. The note payable contains a balloon payment provision of approximately $10.4 million at the maturity date in April 2015.
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

     In July 2006, Levitt Capital Trust IV issued $15.0 million of trust preferred securities to third parties and $464,000 of trust common securities to Levitt and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.35% through September 30, 2011 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of September 30, 2036. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at our option at any time after five years from the issue date or sooner following certain specified events.
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

     The Company’s actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2006 (1)		2005 (1)		2004 (1)
Income tax provision at expected federal income tax rate of 35%	$4,263	35.00%	$51,294	35.00%	$60,664	35.00%
Increase (decrease) resulting from:
Taxes related to subsidiaries not consolidated for income tax purposes	1,509	12.39	6,359	4.34	7,066	4.08
Tax-exempt interest income	(5,110)	(41.96)	(5,032)	(3.43)	(1,729)	(1.00)
Provision (benefit) for state taxes, net of federal effect	(938)	(7.70)	4,877	3.33	5,150	2.97
Change in State tax valuation allowance	1,694	13.91	777	0.53	94	0.05
Low income housing tax credits	(721)	(5.92)	(549)	(0.37)	(468)	(0.27)
Goodwill impairment adjustment	458	3.76	—	—	—	—
Non-deductible fines and penalties	—	—	3,500	2.39	—
Other — net	(1,683)	(13.82)	(1,660)	(1.13)	143	0.08

(Benefit) provision for income taxes	$(528)	(4.34)%	$59,566	40.66%	$70,920	40.91%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interest.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	Years Ended December 31,
	2006	2005	2004
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	$20,546	$20,234	$21,166
Federal and State net operating loss carryforward	30,191	25,612	22,735
Compensation expensed for books and deferred for tax purposes	13,099	10,225	4,746
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	6,579	5,762	5,948
Write-down of real estate inventory	12,889	—	—
Accumulated other comprehensive income	43	3,466	243
Share based compensation	1,922	—	—
Purchase accounting adjustments from real estate acquisitions	274	399	1,152
Income recognized for tax purposes and deferred for financial statement purposes	6,949	4,426	1,692
Other	4,727	3,240	3,982

Total gross deferred tax assets	97,219	73,364	61,664
Less valuation allowance	5,035	3,341	2,564

Total deferred tax assets	92,184	70,023	59,100

Deferred tax liabilities:
Subsidiaries not consolidated for income tax purposes	55,404	55,302	48,273
Investment in Bluegreen	19,501	15,167	9,282
Deferred loan income	1,956	1,452	1,190
Purchase accounting adjustments for bank acquisitions	1,929	2,219	1,920
Prepaid pension expense	2,438	2,454	2,517
Depreciation for tax greater than book	2,685	665	1,146
Property and equipment	985	1,397	1,132
Securities owned recorded at fair value for books and historical cost for tax purposes	188	931	1,216
Other	1,333	1,128	879

Total gross deferred tax liabilities	86,419	80,715	67,555

Net deferred tax (liability) asset	5,765	(10,692)	(8,455)
Less net deferred tax liability at beginning of period	10,692	8,455	2,895
Acquired net deferred tax asset, net of valuation allowance	—	—	595
Increase (decrease) in deferred tax liability from BFC’s tax effect relating to exercise stock option	—	12	(11,016)
(Decrease) increase in deferred tax liability from subsidiaries other capital transactions	(173)	(189)	3,650
Increase (decrease) in BFC’s accumulated other comprehensive income	580	(262)	(370)
Increase (decrease) in Levitt’s accumulated other comprehensive income	600	981	(1,291)
Increase (decrease) in BankAtlantic Bancorp accumulated other comprehensive income	3,161	(3,451)	(3,903)

Benefit (provision) for deferred income taxes	20,625	(5,145)	(17,895)
Provision (benefit) for deferred income taxes — discontinued operations	(5,640)	(3,106)	87

Benefit (provision) for deferred income taxes — continuing operations	$14,985	$(8,251)	$(17,808)

     Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Balance, beginning of period	$3,341	$2,564	$2,470
Increase (reduction) in state deferred tax valuation allowance	1,694	777	94

Balance, end of period	$5,035	$3,341	$2,564

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

	Weighted Average
	2006	2005	2004
Volatility	44.22%	41.38%	57.14%
Expected dividends	0%	0%	0%
Expected term (in years)	7.5	7.5	9.5
Risk-free rate	5.01%	4.61%	4.53%

     The following table sets forth information on outstanding options:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual Term	Intrinsic
	Options	Price	(in years)	Value ($000)
Outstanding at December 31, 2003	8,454,112	$1.54
Exercised	(3,521,419)	0.51
Forfeited	—	—
Expired	—	—
Granted	307,427	8.33

Outstanding at December 31, 2004	5,240,120	$2.63	3.80
Exercised	(113,153)	1.53
Forfeited	(58,898)	3.74
Expired	—	—
Granted	231,500	8.92

Outstanding at December 31, 2005	5,299,569	$2.92	3.12
Exercised	(3,928,982)	2.32
Forfeited	—	—
Expired	—	—
Granted	236,500	6.36

Outstanding at December 31, 2006	1,607,087	$4.88	6.25	$3,875

Exercisable at December 31, 2006	364,527	$2.91	1.95	$1,406

Available for grant at December 31, 2006	2,479,448

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
BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

	Stock Option Plans
		Shares	Class of	Vesting	Type of
	Maximum Term	Authorized (3)	Stock	Requirements	Options (2)

1996 Stock Option Plan	10 years	2,246,094	A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A	(1)	NQ
1999 Stock Option Plan	10 years	862,500	A	(1)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	6,000,000	A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option

NQ — Non-qualifying Stock Option

(3)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. During 2005 restricted stock and options available for grant under the 2001 stock option plan were canceled.

(4)	The Plan provides that up to 6,000,000 shares of BankAtlantic Bancorp Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.

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
     The table below presents the weighted average assumptions used by BankAtlantic Bancorp to value options granted to employees and directors.

	Weighted Average
	2006	2005	2004

Expected volatility	31.00- 32.00%	31.00%	41.00%
Volatility	31.44%	31.00%	41.00%
Expected dividends	1.03%	0.76%	0.73%
Expected term (in years)	7.45	7.00	7.00
Risk-free rate	5.19%	4.10%	4.32%

     The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity:

		Weighted	Weighted Average
	Class A	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual Term	Intrinsic
	Options	Price	(in years)	Value ($000)
Outstanding at December 31, 2003	6,938,220	$4.62
Exercised	(1,461,678)	2.56
Forfeited	(77,797)	8.15
Expired	—	—
Granted	776,100	18.20

Outstanding at December 31, 2004	6,174,845	6.79	5.4
Exercised	(923,140)	2.52
Forfeited	(71,023)	11.13
Expired	—
Granted	858,571	18.74

Outstanding at December 31, 2005	6,039,253	9.08	5.7
Exercised	(1,459,740)	4.13
Forfeited	(259,776)	13.58
Expired	(32,100)	9.30
Granted	951,268	14.75

Outstanding at December 31, 2006	5,238,905	$11.29	6.4	$13,222

Exercisable at December 31, 2006	1,248,778	$4.94	3.05	$11,083

Available for grant at December 31, 2006	4,254,717

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
     The fair value of each option granted was estimated using the following assumptions:

	Year ended	Years ended
	December 31,	December 31, 2005 and
	2006	2004
Expected volatility	37.37%-39.80%	37.99%-50.35%
Expected dividend yield	0.39%-0.61%	0.00%-0.33%
Risk-free interest rate	4.57%-5.06%	4.02%-4.40%
Expected life	5-7.5 years	7.5 years
Forfeiture rate — executives	5%	—
Forfeiture rate — non-executives	10%	—
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
     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds, and the increase in the discount rate at December 31, 2006 reflects higher corporate bond rates at December 31, 2006 compared to corporate bond rates at December 31, 2005. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2006. BankAtlantic Bancorp did not make any contributions to the Plan during the years ended December 31, 2006 and 2005 nor will it be required to contribute to the Plan for the year ending December 31, 2007.
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
     Levitt is subject to obligations associated with entering into contracts for the purchase, development and sale of real estate in the routine conduct of its business. At December 31, 2006, Levitt had a commitment to purchase property for development for an agreed upon price of $14.2 million. The table below summarizes certain information relating to Levitt’s outstanding purchase contracts:

	Purchase	Units/	Expected
	Price	Acres	Closing
		(unaudited)	(unaudited)
Primary Homebuilding segment	$14.2 million	690 Units	2007
     At December 31, 2006, cash deposits of approximately $400,000 secured Levitt’s commitments under this contract.
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
     The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to BankAtlantic Bancorp which are based on an institution’s regulatory capital levels and its net income. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2006, this capital distribution limitation was $85.7 million. During the years ended December 31, 2006, 2005 and 2004 BankAtlantic paid $20 million, $20 million and $15 million, respectively, of dividends to BankAtlantic Bancorp. During the years ended December 31, 2006, 2005 and 2004 BFC received approximately $2.1 million, $1.9 million and $1.8 million, respectively, of dividends from BankAtlantic Bancorp.
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
Parent Company Condensed Statements of Financial Condition
(In thousands)

	December 31,
	2006	2005
Assets

Cash and cash equivalents	$17,815	$26,683
Investment securities	2,262	2,034
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	908	950
Investment in BankAtlantic Bancorp, Inc.	113,586	112,218
Investment in Levitt Corporation	57,009	58,111
Investment in and advances to wholly owned subsidiaries	1,525	1,631
Loans receivable	2,157	2,071
Other assets	2,261	960

Total assets	$217,523	$224,658

Liabilities and Shareholders’ Equity

Advances from and negative basis in wholly owned subsidiaries	$1,290	$462
Other liabilities	7,351	7,417
Deferred income taxes	31,297	33,699

Total liabilities	39,938	41,578

Total shareholders’ equity	177,585	183,080

Total liabilities and shareholders’ equity	$217,523	$224,658

Parent Company Condensed Statements of Operations
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$2,232	$1,775	$3,514
Expenses	8,413	14,904	6,717

(Loss) before earnings (loss) from subsidiaries	(6,181)	(13,129)	(3,203)
Equity from earnings in BankAtlantic Bancorp	5,807	9,053	11,817
Equity from (loss) earnings in Levitt	(1,522)	9,125	10,265
Equity from (loss) earnings in other subsidiaries	(658)	6,671	(35)

(Loss) income before income taxes	(2,554)	11,720	18,844
(Benefit) provision for income taxes	(1,857)	4,000	6,826

(Loss) income from continuing operations	(697)	7,720	12,018
Equity in subsidiaries’ discontinued operations, net of tax	(1,524)	5,054	2,212

Net (loss) income	(2,221)	12,774	14,230
5% Preferred Stock dividends	750	750	392

Net (loss) income allocable to common stock	$(2,971)	$12,024	$13,838

(b)	During the year ended December 31, 2005, expenses includes the write-off of wholly-owned subsidiaries’ inter-company advances of approximately $6.6 million, and the equity from earnings in other subsidiaries includes the earnings recognized by BFC’s wholly-owned subsidiaries in connection with this write-off. These inter-company advances were eliminated in consolidation.

Parent Company Condensed Statements of Cash Flow
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Operating Activities:
(Loss) income from continuing operations	$(697)	$7,720	$12,018
Discontinued operations, net of tax	(1,524)	5,054	2,212
Cash (used in) provided by in other operating activities	(820)	(12,709)	(18,243)

Net cash (used in) provided by operating activities	(3,041)	65	(4,013)

Investing Activities:
Capital contribution to subsidiaries	—	—	(1,000)
Investment in real estate limited partnership	(1,000)	—	—
Distribution from venture partnerships	—	—	1,423
Additions to property and equipment	77	(29)	—
Investment in Benihana convertible preferred stock	—	(10,000)	(10,000)

Net cash used in investing activities	(923)	(10,029)	(9,577)

Financing Activities:
Borrowing	—	1,000	4,468
Repayments of borrowing	—	(11,483)	—
Proceeds from issuance of Class A Common Stock net of issuance costs	—	46,188	—
Proceeds from the issuance of Class B Common Stock upon exercise of stock options	—	172	1,791
Proceeds from issuance of 5% Preferred Stock, net of issuance cost	—	—	14,988
Payment of the minimum withholding tax upon the exercise of stock options	(4,154)
Retirement of common stock	—	—	(7,281)
5% Preferred Stock dividends paid	(750)	(750)	(392)

Net cash (used in) provided by financing activities	(4,904)	35,127	13,574

(Decrease) increase in cash and cash equivalents	(8,868)	25,163	(16)
Cash at beginning of period	26,683	1,520	1,536

Cash at end of period	$17,815	$26,683	$1,520

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$—	$320	$357
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	16	474	5,812
Increase (decrease) in accumulated other comprehensive income, net of taxes	926	(417)	(588)
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	4,154	—	—
(Decrease) increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	—	(12)	11,017
Decrease in advances due from wholly-owned subsidiaries	—	(23,744)	—
Dividends from wholly-owned subsidiaries	—	23,744	—
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

27. Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands except for per share data):

	First	First	Second	Second
2006	Quarter	Quarter (1)	Quarter	Quarter (1)
	(As-Reported)	(As-Adjusted)	(As-Reported)	(As-Adjusted)
Revenues	$246,561	$246,561	$261,314	$261,314
Costs and expenses	238,764	239,180	252,319	252,395

	7,797	7,381	8,995	8,919
Equity in earnings from unconsolidated affiliates	771	771	2,353	2,353

Income before income taxes and noncontrolling interest	8,568	8,152	11,348	11,272
Provision (benefit) for income taxes	2,696	2,514	3,498	3,465
Noncontrolling interest	5,928	5,728	7,610	7,573

(Loss) income from continuing operations	(56)	(90)	240	234
Loss from discontinued operations, net of tax	(209)	(209)	(313)	(313)

Net loss	(265)	(299)	(73)	(79)
5% Preferred Stock dividends	188	188	188	188

Net income (loss) allocable to common stock	$(453)	$(487)	$(261)	$(267)

Basic loss per share from continuing operations	$(0.01)	$(0.01)	$0.00	$0.00
Basic loss per share from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Basic loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Diluted loss per share from continuing operations	$(0.01)	$(0.01)	$0.00	$0.00
Diluted loss per share from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

Diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)

Basic weighted average number of common shares outstanding	32,692	32,692	33,422	33,422

Diluted weighted average number of common shares outstanding	32,692	32,692	33,422	33,422

	Third	Third	Fourth
2006	Quarter	Quarter (1)	Quarter	Total
	(As-Reported)	(As-Adjusted)
Revenues	$267,023	$267,023	$323,299	1,098,197
Costs and expenses	262,458	262,152	343,226	1,096,953

	4,565	4,871	(19,927)	1,244
Equity in earnings from unconsolidated affiliates	7,061	7,061	750	10,935

Income before income taxes and noncontrolling interest	11,626	11,932	(19,177)	12,179
Provision (benefit) for income taxes	4,048	4,181	(10,688)	(528)
Noncontrolling interest	8,106	8,253	(8,150)	13,404

(Loss) income from continuing operations	(528)	(502)	(339)	(697)
Loss from discontinued operations, net of tax	(640)	(640)	(362)	(1,524)

Net loss	(1,168)	(1,142)	(701)	(2,221)
5% Preferred Stock dividends	187	187	187	750

Net income (loss) allocable to common stock	$(1,355)	$(1,329)	$(888)	(2,971)

Basic loss per share from continuing operations	$(0.02)	$(0.02)	$(0.02)	(0.04)
Basic loss per share from discontinued operations	(0.02)	(0.02)	(0.01)	(0.05)

Basic loss per share	$(0.04)	$(0.04)	$(0.03)	(0.09)

Diluted loss per share from continuing operations	$(0.02)	$(0.03)	$(0.02)	(0.05)
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.01)	(0.05)

Diluted loss per share	$(0.04)	$(0.05)	$(0.03)	(0.10)

Basic weighted average number of common shares outstanding	33,427	33,427	33,436	33,249

Diluted weighted average number of common shares outstanding	33,427	33,427	33,436	33,249

(1)	Upon the implementation of SAB No. 108, the Company identified misstatements in its prior financial statements that were immaterial and the amounts were adjusted to retained earnings at January 1, 2006 as a cumulative effect adjustment. The Company adjusted the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to reflect these adjustments. See “Note 2 Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements” for a discussion of the adoption of SAB No. 108 and descriptions of the misstatements.
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

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$305,742	$221,621	$246,980	$249,147	$1,023,490
Costs and expenses	235,773	202,106	214,793	237,669	890,341

	69,969	19,515	32,187	11,478	133,149
Equity in earnings from unconsolidated affiliates	2,359	4,908	5,886	251	13,404

Income before income taxes and noncontrolling interest	72,328	24,423	38,073	11,729	146,553
Provision for income taxes	29,769	9,129	14,625	6,043	59,566
Noncontrolling interest	38,392	14,219	21,356	5,300	79,267

Income from continuing operations	4,167	1,075	2,092	386	7,720
Income (loss) from discontinued operations, net of tax	233	1,656	(35)	3,200	5,054

Net income	4,400	2,731	2,057	3,586	12,774
5% Preferred Stock dividends	188	187	187	188	750

Net income allocable to common stock	$4,212	$2,544	$1,870	$3,398	$12,024

Basic earnings per share from continuing operations	$0.15	$0.04	$0.06	$0.01	$0.24
Basic earnings per share from discontinued operations	0.01	0.06	(0.00)	0.10	0.18

Basic earnings per share	$0.16	$0.10	$0.06	$0.11	$0.42

Diluted earnings per share from continuing operations	$0.13	$0.02	$0.05	$0.01	$0.22
Diluted earnings per share from discontinued operations	0.01	0.06	(0.00)	0.09	0.15

Diluted earnings per share	$0.14	$0.08	$0.05	$0.10	$0.37

Basic weighted average number of common shares outstanding	25,750	26,381	31,751	31,829	28,952

Diluted weighted average number of common shares outstanding	28,336	28,902	34,121	33,625	31,219

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
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”), a law firm to which Bruno DiGiulian, a director of BankAtlantic Bancorp, is counsel. Fees aggregating $526,000, $206,800 and $239,000 were paid by BankAtlantic Bancorp to Ruden, McClosky during the year ended December 31, 2006, 2005 and 2004, respectively. In addition, fees aggregating $1.6 million and $1.3 million were paid to Ruden, McClosky by Levitt in 2006 and 2005. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.
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
     Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the revisions in this Annual Report on Form 10-K/A impacted our prior conclusion regarding the effectiveness of our disclosure controls and procedures, and determined that such revisions do not change our conclusion that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2006.
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
     PricewaterhouseCoopers LLP, our independent registered certified public accountant firm, has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31,

2006 as stated in their report which appears in this Annual Report on Form 10-K. See “Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer
July 3, 2007
/s/ George P. Scanlon
George P. Scanlon
Chief Financial Officer
July 3, 2007

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.
Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated July 3, 2007

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2006.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2006.

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2006.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2006.

Notes to Consolidated Financial Statements for each of the years in the three year period ended December 31, 2006.
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are filed as a part of or furnished with this Annual Report on Form 10-K/A Amendment No. 2.

Exhibit
Number	Description	Reference

12.1	Ratio of earnings to fixed charges	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

99.1	Restated audited financial statements of Bluegreen Corporation for the three years ended December 31, 2006	Filed with this Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION

July 3, 2007	By:	/s/ Alan B. Levan

Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		July 3, 2007
Alan B. Levan	Chairman of the Board, President and Chief Executive Officer

/s/ John E. Abdo		July 3, 2007

John E. Abdo	Vice Chairman of the Board

/s/ George P. Scanlon		July 3, 2007

George P. Scanlon	Executive Vice President and Chief Financial Officer

/s/ Maria R. Scheker		July 3, 2007
Maria R. Scheker	Chief Accounting Officer

/s/ D. Keith Cobb		July 3, 2007
D. Keith Cobb	Director

/s/ Earl Pertnoy		July 3, 2007
Earl Pertnoy	Director

/s/ Oscar J. Holzmann		July 3, 2007
Oscar J. Holzmann	Director

/s/ Neil A. Sterling		July 3, 2007
Neil A. Sterling	Director

INDEX TO EXHIBITS

Exhibit	Description

12.1	Ratio of earnings to fixed charges

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audited Financial statements of Bluegreen Corporation for the three years ended December 31, 2006