Form 10-Q/A
period 2007-03-31
BFC FINANCIAL CORP
filed 2007-07-05
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 2
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

EXPLANATORY NOTE
BFC Financial Corporation (the “Company” and “BFC”) is filing this Amendment No. 2 on Form 10-Q/A to its Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 2007. This Amendment No. 2 is being filed to revise:
•	the Company’s Segment Reporting by including Levitt Corporation’s (“Levitt”) segments as described in Note 3 of the unaudited consolidated financial statements and to make conforming revisions in Management’s Discussion and Analysis of Results of Operations and Financial Condition. The Company revised its reportable segments by disaggregating the Company’s Homebuilding & Real Estate Development segment (which reports Levitt’s consolidated results of operations from one reportable segment) to the reportable segments presented by Levitt; and

•	the Unaudited Pro Forma Condensed Combined Balance Sheet in Management’s Discussion and Analysis of Financial Condition and Results of Operations was revised to exclude Real Estate Held for Development and Sale from the allocation of the purchase price adjustment of negative goodwill. The revised purchase price adjustment of negative goodwill was allocated on a pro rata basis to other acquired assets. Additionally the Unaudited Pro Forma Combined Statements of Operations was revised to exclude discontinued operations.
These revisions will have no impact on the Company’s unaudited consolidated financial statements as of and for three months ended March 31, 2007 and as described in further detail herein, management has determined that no changes to the Company’s Controls and Procedures are required as a result of the revisions as described in Item 4. All other Items to the original filing remain unchanged.
This Amendment No. 2 to the Form 10-Q/A does not reflect events occurring after the filing of the Company’s Quarterly Report on Form 10-Q on May 10, 2007 or include, or otherwise modify or update those disclosures in any way other than to reflect the additional disclosures described above. Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q on May 10, 2007.
In addition, in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 also includes current dated certifications from the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are attached to this Form 10-Q/A as Exhibits 31.1 and 32.1, 31.2 and 32.2, and 31.3 and 32.3, respectively.

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

BFC Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
Net (loss)	$(573)	$(299)

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale,	36	347
Unrealized (losses) gains associated with investment in unconsolidated affiliates	(4)	27
Reclassification adjustments for net gain included in net income	(240)	(207)

	(208)	167

Comprehensive (loss)	$(781)	$(132)

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

2.	Revision of Unaudited Consolidated Financial Statements and Unaudited Pro Forma in Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The unaudited consolidated financial statements have been revised to enhance the Company’s segment disclosure by including Levitt’s four reportable operating segments as more fully described in Note 3 Segment Reporting, and to revise the Unaudited Pro Forma Condensed Combined Balance Sheet included in Management’s Discussion and Analysis of Financial Condition and Results of Operations by allocating the purchase price adjustment of negative goodwill to acquired assets on a pro rata basis without any allocation to Real Estate Held for Development and Sale, and to revise the Unaudited Pro Forma Combined Statements of Operations to exclude discontinued operations.

3. Segment Reporting
     The Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 is being amended to revise the Company’s Segment Reporting by presenting all of Levitt’s reportable operating segments. The Company changed the composition of its reportable segments by separating the Company’s Homebuilding & Real Estate Development segment which reports Levitt’s consolidated results of operations into four reportable segments — Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations — as described below.
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
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from CCC, interest income from loans receivable, income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in the Financial Services segment and Levitt’s earnings and losses are included in the Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations segments.
Financial Services
     The Company’s Financial Services segment consists of BankAtlantic Bancorp and its subsidiaries’ operations, including the operations of BankAtlantic.
Primary Homebuilding
     The Company’s Primary Homebuilding segment consists of Levitt’s homebuilding operations in Florida, Georgia and South Carolina.
Tennessee Homebuilding
     The Tennessee Homebuilding segment consist of Levitt’s Tennessee operations.
Land Division
     The Company’s Land Division segment consists of Core Communities’ operations.

Levitt Other Operations
     The Company’s Levitt Other Operations segment consists of the activities of Levitt Commercial, Levitt’s parent company operations, earnings from investments in Bluegreen and Levitt’s other real estate investments and joint ventures.
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006. Inter-company transactions are eliminated for consolidated presentation. The Company evaluates segment performance based on income (loss) from continuing operations after tax and noncontrolling interest.
     The Company evaluates segment performance based on net segment income (loss) after noncontrolling interest and tax. The table below sets forth the Company’s revised segment information as of and for the three months ended March 31, 2007 and 2006 (in thousands):

	BFC	Financial	Primary	Tennessee
2007	Activities	Services	Homebuilding	Homebuilding
Revenues:
Sales of real estate	$—	$—	$112,512	$21,657
Interest and dividend income	509	93,540	172	20
Other income	1,627	35,606	2,175	9

	2,136	129,146	114,859	21,686

Costs and Expenses:
Cost of sale of real estate	—	—	86,952	20,651
Interest expense, net	12	46,394	—	—
Provision for loan losses	—	7,461	—	—
Other expenses	3,466	79,493	18,903	1,884

	3,478	133,348	105,855	22,535

Equity in (loss) earnings from unconsolidated affiliates	—	1,146	16	—

(Loss) income before income taxes	(1,342)	(3,056)	9,020	(849)
(Benefit) provision for income taxes	(29)	(852)	3,539	(328)

(Loss) income before noncontrolling interest	(1,313)	(2,204)	5,481	(521)
Noncontrolling interest	(3)	(1,727)	4,577	(435)

(Loss) income from continuing operations	$(1,310)	$(477)	$904	$(86)

At March 31, 2007
Total assets	$43,984	$6,380,176	$651,569	$46,850

		Levitt	Adjusting
	Land	Other	and
2007	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$777	$6,574	$(222)	$141,298
Interest and dividend income	843	203	(695)	94,592
Other income	1,606	348	(736)	40,635

	3,226	7,125	(1,653)	276,525

Costs and Expenses:
Cost of sale of real estate	72	5,501	(268)	112,908
Interest expense, net	215		(391)	46,230
Provision for loan losses	—	—	—	7,461
Other expenses	4,365	8,236	(715)	115,632

	4,652	13,737	(1,374)	282,231

Equity in (loss) earnings from unconsolidated affiliates	—	1,731	—	2,893

(Loss) income before income taxes	(1,426)	(4,881)	(279)	(2,813)
(Benefit) provision for income taxes	(568)	(1,864)	(170)	(272)

(Loss) income before noncontrolling interest	(858)	(3,017)	(109)	(2,541)
Noncontrolling interest	(716)	(2,519)	(91)	(915)

(Loss) income from continuing operations	$(142)	$(498)	$(18)	$(1,626)

At March 31, 2007
Total assets	$286,431	$173,657	$(58,873)	$7,523,794

	BFC	Financial	Primary	Tennessee
2006	Activities	Services	Homebuilding	Homebuilding
Revenues:
Sales of real estate	$—	$—	$90,845	$27,430
Interest and dividend income	570	87,873	107	35
Other income	1,004	29,540	1,042	1

	1,574	117,413	91,994	27,466

Costs and Expenses:
Cost of sale of real estate	—	—	72,292	24,205
Interest expense, net	12	37,352	—	—
Provision for loan losses	—	163	—	—
Other expenses	3,277	69,748	14,615	3,583

	3,289	107,263	86,907	27,788

Equity in (loss) earnings from unconsolidated affiliates	—	820	—	—

(Loss) income before income taxes	(1,715)	10,970	5,087	(322)
Provision (benefit) for income taxes	8	2,948	1,878	(124)

(Loss) income before noncontrolling interest	(1,723)	8,022	3,209	(198)
Noncontrolling interest	1	6,279	2,679	(165)

(Loss) income from continuing operations	$(1,724)	$1,743	$530	$(33)

At March 31, 2006
Total assets	$48,595	$6,358,115	$511,944	$71,645

		Levitt	Adjusting
	Land	Other	and
2006	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$7,272	$—	$(4)	$125,543
Interest and dividend income	331	312	(152)	89,076
Other income	657	370	(672)	31,942

	8,260	682	(828)	246,561

Costs and Expenses:
Cost of sale of real estate	5,019	642	(103)	102,055
Interest expense, net	—	—	(152)	37,212
Provision for loan losses	—	—	—	163
Other expenses	2,786	6,397	(657)	99,749

	7,805	7,039	(912)	239,179

Equity in (loss) earnings from unconsolidated affiliates	—	(49)	—	771

(Loss) income before income taxes	455	(6,406)	84	8,153
Provision (benefit) for income taxes	137	(2,364)	31	2,514

(Loss) income before noncontrolling interest	318	(4,042)	53	5,639
Noncontrolling interest	265	(3,374)	44	5,729

(Loss) income from continuing operations	$53	$(668)	$9	$(90)

At March 31, 2006
Total assets	$213,109	$173,396	$(68,801)	$7,308,003

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

Homebuilding & Real Estate Development
     At March 31, 2007, Levitt had a commitment to purchase property for the development of 690 units for $14.2 million. Should Levitt decide not to purchase the underlying property, its liability would be limited to the amount of the deposit, which was approximately $400,000 at March 31, 2007. The projected closing is in February 2008. There is no assurance that Levitt will consummate the purchase pursuant to the terms of the contract. Management reviews its commitments from time to time to ensure they continue to be in line with Levitt’s objectives.
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

18. Parent Company Financial Information
     The accounting policies of BFC’s Parent Company are generally the same as those described in the summary of significant accounting policies appearing in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006. The Company’s investments in venture partnerships, BankAtlantic Bancorp, Levitt Corporation and wholly-owned subsidiaries in the Parent Company’s financial statements are presented under the equity method of accounting.
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
     The unaudited consolidated financial statements have been revised to reflect changes relating to the Company’s Segment Reporting by including Levitt’s four reportable operating segments as more fully described in Note 3 to the unaudited consolidated financial statements. The Company’s Unaudited Pro Forma Condensed Combined Balance Sheet were revised to exclude Real Estate Held for Development and Sale from the allocation of the purchase price adjustment of negative goodwill, as well as to revise the Unaudited Pro Forma Combined Statements of Operations by excluding discontinued operations. The revised purchase price adjustment of negative goodwill was allocated on a pro rata basis to other acquired assets.
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

Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The ten accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations (vi) the valuation of real estate held for development and sale (vii) the valuation of equity method investments, (vii) accounting for uncertain tax positions; (ix) accounting for contingencies; and (x) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies (except for the accounting for uncertain tax positions which is described below) see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.
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
     The table below sets forth the Company’s results of operations (in thousands):

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
     The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana convertible preferred stock and other securities and investments, advisory fee income and operating expenses from CCC, interest income from loans receivable and income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes (benefit) including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in our Financial Services segment, and Levitt’s earnings and losses are included in the Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations segments.
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

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
AS OF MARCH 31, 2007
(In thousands, except for share data)

	March 31,	Pro forma
	2007	Adjustments(a)		Pro forma
ASSETS
Cash and cash equivalents	$204,609	$—		$204,609
Securities available for sale (at fair value)	677,836	—		677,836
Investment securities (approximate fair value $291,137)	293,560	—		293,560
Tax certificates net of allowance of $3,782	157,062	—		157,062
Federal Home Loan Bank stock, at cost which approximates fair value	69,503	—		69,503
Loans receivable, net of allowance for loan losses of $50,926	4,619,630	—		4,619,630
Residential loans held for sale	6,235	—		6,235
Real estate held for development and sale	871,748	—		871,748
Real estate owned	23,135	—		23,135
Investments in unconsolidated affiliates	123,230	(57,889	)(b)	65,341
Properties and equipment, net	317,369	(38,715	)(c)	278,654
Goodwill and other intangibles	76,937	—		76,937
Deferred income tax asset	—	55,748	(d)	55,748
Other assets	82,940	(12,531	)(e)	70,409

Total assets	$7,523,794	$(53,387)		$7,470,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$1,031,628	$—		$1,031,628
Interest bearing deposits	3,053,394	—		3,053,394

Total deposits	4,085,022	—		4,085,022
Customer deposits on real estate held for sale	32,358	—		32,358
Advances from FHLB	1,297,055	—		1,297,055
Short term borrowings	119,513	—		119,513
Subordinated debentures, notes and bonds payable and junior subordinated debentures	964,729	485	(f)	965,214
Deferred tax liabilities, net	5,943	(5,943	)(d)	0
Other liabilities	152,883	—		152,883

Total liabilities	6,657,503	(5,458)		6,652,045

Noncontrolling interest	689,530	(287,517)		402,013

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2006 and 2005	—	—		—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,755,904 as adjusted, 66,289,857 shares issued and outstanding, pro forma	266	375		641
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,090,652	69	—		69
Additional paid-in capital	93,934	239,212		333,146
Retained earnings	81,249			81,249

Total shareholders’ equity before accumulated other comprehensive income	175,518	239,587	(g)	415,105
Accumulated other comprehensive income	1,243	—		1,243

Total shareholders’ equity	176,761	239,587		416,348

Total liabilities and shareholders’ equity	$7,523,794	$(53,387)		$7,470,407

(a)	Pro forma adjustments represent BFC’s acquisition of 83.4% of the difference in the estimated fair value of Levitt’s net assets after allocation of negative goodwill as compared to the corresponding book value. Negative goodwill resulted from the estimated fair value of acquired net assets exceeding the assumed purchase price (see footnote g). Negative goodwill was allocated to various non-financial assets on a pro-rata basis to reduce the estimated fair value of such assets. Estimated fair values of Levitt’s net assets upon consummation of the merger may be different than as assumed herein due to fluctuations in the value of the net assets over time. The Company plans to continue to further research the appropriate allocation of negative goodwill and accordingly allocations are subject to change in the future.

(b)	Represents a decrease of $57.9 million associated with the allocation of $56.9 million in negative goodwill and a decrease of approximately $971,000 based upon the estimated total market value of the investment in Bluegreen common stock at March 30, 2007. The estimated total market value of the investment in Bluegreen was determined by multiplying the closing price of Bluegreen common stock on March 30, 2007 by the number of shares owned.

(c)	Represents a decrease of $59.5 million associated with the allocation of negative goodwill, partially offset by an increase of approximately $20.8 million to estimated fair value for commercial properties under development.

(d)	Represents the reversal of BFC’s deferred tax liability of $19.4 million associated with Levitt’s undistributed earnings and the deferred tax consequences of basis differences created by purchase accounting (approximately $42.3 million.) Basis differences arise between the historical tax basis of Levitt’s net assets as compared to the book value of such assets recorded in purchase accounting which resulted in reclassifying $55.7 million from deferred tax liability to deferred tax asset. The deferred tax asset was computed using an income tax rate of 38.575%.

(e)	Represents write-off of debt financing costs of $5.3 million and allocation of negative goodwill of $7.2 million.

(f)	Represents the estimated fair value of debt obligations based upon current borrowing rates for similar types of borrowing arrangements.

(g)	The assumed purchase price of $239.6 million represents the value of consideration for the merger, including the shares of BFC’s Class A Common Stock exchanged in the merger and cash consideration paid for costs associated with the merger. The value of BFC shares exchanged was calculated at $6.25, determined using the average of the closing prices of BFC’s Class A Common Stock for a few days prior and subsequent to January 30, 2007, the date the terms of the merger agreement were finalized and announced.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND FOR THE YEAR ENDED DECEMBER 31, 2006
(In thousands, except for per share data)

	For the Three Months Ended March 31, 2007				For the Year Ended December 31, 2006
		Pro forma				Pro forma
		Adjustments		Pro forma		Adjustments		Pro forma
Revenues
BFC Activities
Interest and dividend Income	$499			$499	$2,249			$2,249
Other income, net	951			951	1,433			1,433

	1,450	—		1,450	3,682	—		3,682

Financial Services
Interest and dividend Income	93,540			93,540	367,177			367,177
Service charges on Deposits	24,595			24,595	90,472			90,472
Other service charges and Fees	7,033			7,033	27,542			27,542
Other income	3,939			3,939	22,555			22,555

	129,107	—		129,107	507,746	—		507,746

Homebuilding & Real Estate Development
Sales of real estate	141,298			141,298	566,086			566,086
Interest and dividend Income	553			553	2,474			2,474
Other income	4,117			4,117	14,592			14,592

	145,968	—		145,968	583,152	—		583,152

Total revenues	276,525	—		276,525	1,094,580	—		1,094,580

Costs and Expenses
BFC Activities
Interest expense	12			12	30			30
Employee compensation and benefits	2,744			2,744	9,407			9,407
Other expenses	661			661	2,933			2,933

	3,417	—		3,417	12,370	—		12,370

Financial Services
Interest expense, net of interest capitalized	46,218			46,218	166,578			166,578
Provision for loan losses	7,461			7,461	8,574			8,574
Employee compensation and benefits	41,090			41,090	150,804			150,804
Occupancy and equipment	15,944			15,944	57,308			57,308
Advertising and promotion	5,858			5,858	35,067			35,067
Other expenses	16,208			16,208	55,980			55,980

	132,779	—		132,779	474,311	—		474,311

Homebuilding & Real Estate Development
Cost of sales of real estate	112,908			112,908	482,961			482,961
Selling, general and administrative expenses	32,645			32,645	120,017			120,017
Other expenses	482			482	3,677			3,677

	146,035	—		146,035	606,655	—		606,655

Total costs and expenses	282,231	—		282,231	1,093,336	—		1,093,336

Equity earnings from unconsolidated affiliates	2,893			2,893	10,935			10,935

(Loss) income before income taxes and noncontrolling interest	(2,813)	—		(2,813)	12,179	—		12,179
Benefit for income taxes	(272)			(272)	(528)			(528)
Noncontrolling interest	(915)	(814	)(a)	(1,729)	13,404	7,643	(a)	21,047

Loss from continuing operations	(1,626)	814		(812)	(697)	(7,643)		(8,340)

Basic loss per common share from continuing operations	$(0.05)			$(0.01)	$(0.04)			$(0.13)

Diluted loss per common share from continuing operations	$(0.05)			$(0.01)	$(0.05)			$(0.13)

Diluted weighted average number of common shares outstanding	33,444	37,534	(b)	70,978	33,249	37,534	(b)	70,783

(a)	Eliminate non-controlling interest for the three months ended March 31, 2007 and for the year ended December 31, 2006.

(b)	Represents shares of Class A Common Stock that will be issued to Levitt shareholders if the proposed merger with Levitt is consummated.

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

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total consolidated assets at March 31, 2007 and December 31, 2006 were $7.5 billion and $7.6 billion, respectively. The material changes in the composition of total assets from December 31, 2006 to March 31, 2007 are summarized below:
•	an increase in cash and cash equivalents of approximately $3.5 million was primarily due to Levitt’s higher cash balances resulting from financing activities. This increase in cash and cash equivalents was partially offset by a decline in cash and cash equivalents at BankAtlantic Bancorp which resulted from the use of short term investments to fund its Class A common stock repurchase program and a decrease in BFC cash balance of $1.6 million due to the use of funds for operating activities;

•	increase in securities available for sale at BankAtlantic Bancorp reflecting Stifel common stock received upon the sale of Ryan Beck partially offset by the sale of equity securities held by BankAtlantic Bancorp to fund its Class A common stock repurchase program;

•	increase in BankAtlantic Bancorp investment securities at cost resulting from Stifel equity securities received as merger consideration upon the sale of Ryan Beck;

•	decrease in BankAtlantic tax certificate balances primarily due to redemptions of non-Florida tax certificates;

•	lower investment in BankAtlantic FHLB stock related to repayments of FHLB advances;

•	increase in BankAtlantic loan receivable balances associated with higher purchased residential and home equity loan balances partially offset by lower commercial real estate loan balances;

•	a net increase in Levitt’s inventory of real estate of approximately $22.9 million resulting from increases in land development and construction costs in our Primary Homebuilding and Land Division segments, offset in part by a decrease in inventory at the Tennessee Homebuilding segment;

•	increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives and Levitt’s investment in commercial properties under construction, as well as an increase in Levitt’s master planned communities infrastructure, and

•	decrease in discontinued operations assets held for sale reflecting BankAtlantic Bancorp’s sale of Ryan Beck to Stifel.
     The Company’s total liabilities at March 31, 2007 and December 31, 2006 were $6.7 billion, each. The components are summarized below:
•	higher non-interest-bearing deposit balances at BankAtlantic due to an increase in free checking account balances associated with “Florida’s Most Convenient Bank” initiatives;

•	higher interest-bearing deposit balances at BankAtlantic primarily associated with increased higher yield saving, interest-bearing checking and certificate of deposit balances partially offset by lower money market account balances;

•	a decrease in FHLB advances and short term borrowings at BankAtlantic due to deposit growth and a decline in earning assets;

•	a net increase in Levitt’s notes and mortgage notes payable of $56.1 million, primarily related to project debt associated with development activities;

•	a decrease of $10.3 million in customer deposits associated with Levitt’s declining homebuilding backlog;

•	a net decrease in Levitt’s other accrued liabilities primarily attributable to decreases in incentive, construction and professional service fees accruals;

•	a decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel on February 28, 2007; and

•	a decrease in deferred tax liabilities primarily resulting from BankAtlantic increase in the allowance for loan losses.

Consolidated Financial Condition (Continued)
Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2007	2006
BankAtlantic Bancorp	$401,319	$411,396
Levitt	287,517	286,230
Joint Venture Partnerships	694	697

	$689,530	$698,323

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

Financial Services (Continued)
     BankAtlantic increased its provision for loan losses by $7.3 million during the 2007 quarter compared to the 2006 quarter. This increase primarily resulted from higher loan loss reserves required for residential land acquisition and development loans in our portfolio based upon the impact on the credit quality of those loans of the deteriorating residential real estate market in Florida. BankAtlantic’s net interest income declined by $3.1 million reflecting an increase in cost of funds due to growth in higher cost deposit products, lower levels of higher yielding earning assets and higher short-term interest rates. The increase in BankAtlantic non-interest expenses primarily resulted from BankAtlantic’s store expansion program and a $2.6 million charge due to a reduction in workforce in March 2007.
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

Non-accrual loans increased $21.3 million from December 31, 2006. The majority of the increase relates to two residential land acquisition and development loans in our commercial real estate portfolio with an aggregate outstanding balance of $20.3 million. In view of market conditions, management anticipates we may experience further deterioration in this segment of our loan portfolio as the market attempts to absorb an

Financial Services (Continued)
oversupply of available lot inventory in the face of the deteriorating residential real estate market discussed above. Residential land acquisition and development non-performing loans amounted to $20.6 million at March 31, 2007 compared to $0 as of December 2006.
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

Financial Services (Continued)
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

Financial Services (Continued)
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

Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development activities are comprised of the operations of Levitt Corporation. Levitt present its results in four reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q/A Amendment No. 2 for the quarter ended March 31, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three months ended March 31, 2007 and 2006. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through our homebuilding, land development and other real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), operations at Levitt Corporation (“Parent Company”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single and multi-family home and townhome communities and condominiums for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operates in two reportable segments — Primary Homebuilding and Tennessee Homebuilding. Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses approximately 5,400 acres with 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
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

Homebuilding & Real Estate Development (Continued)
Company’s ability to access additional capital on acceptable terms, if at all, including through BFC Financial Corporation (“BFC”); and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     Our operations are concentrated in the real estate industry, which is cyclical in nature. In addition, the majority of our inventory is located in the State of Florida. Our homebuilding operations sell residential housing while our land development business sells land to residential builders as well as commercial developers, and on occasion internally develops commercial real estate and enters into lease arrangements. In the three months ended March 31, 2007, we continued to experience the dramatic slowdown in our homebuilding business. Excess supply, particularly in previously strong markets like Florida, in part driven by a significant decline in demand and speculative activity by investors, has led to the continued downward pressure on pricing for residential homes and land. Based on a project by project assessment of local market conditions, existing backlog and available remaining inventory, we offered various sales incentives to our customers in the first quarter of 2007, and continue to aggressively reduce prices in the second quarter of 2007 on select inventory to increase sales. These current pricing strategies are anticiapted to negatively impact gross margins in the future. Similarly, the market for residential land in Florida remains soft, and our Land Division did not record any sales in the three months ended March 31, 2007. It is expected that in the near term, an increasing percentage of revenue will come from commercial land sales in Florida and residential land sales in South Carolina.
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
Homebuilding Overview
     The Homebuilding Division which operates through Levitt and Sons consists of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. The homebuilding environment continued to deteriorate during the first quarter of 2007 as increased inventory levels combined with weakened consumer demand for housing negatively affects sales, deliveries and margins throughout the industry. In our Tennessee Homebuilding operations we delivered fewer homes in the first quarter of 2007, as compared to the same period of 2006 due to these difficult market conditions, and in both segments of our Homebuilding Division we experienced decreased orders and increased cancellation rates on homes in backlog.

Homebuilding & Real Estate Development (Continued)
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
     We also recognized approximately $282,000 in inventory related impairments in the three months ended March 31, 2007. Based on the continuing challenges of the overall homebuilding market, anticipated reduced margins associated with more aggressive pricing and increased sales incentives and negative trends in the value of land, it is likely that we will record material impairment charges in 2007.
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

Homebuilding & Real Estate Development (Continued)
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete of construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.
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

For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     We earned consolidated net income of $976,000 for the three months ended March 31, 2007, which represented an increase of $1.6 million as compared to a consolidated net loss of $660,000 for the same period in 2006. The increase in net income was the result of increases in average sales prices of homes delivered by both segments in our Homebuilding Division , increases in sales of real estate associated with Other Operations, as well as increases in interest and other income related to forfeited deposits. Additionally, Bluegreen Corporation experienced net earnings in the three months ended March 31, 2007 in comparison to a net loss in the same period in 2006. These increases were partially offset by increases in selling, general and administrative costs incurred by all segments.

Homebuilding & Real Estate Development (Continued)
     Our revenues from sales of real estate increased 12.6% to $141.3 million for the quarter ended March 31, 2007 from $125.5 million for the same 2006 period. This increase was primarily attributable to the increase in sales of real estate in the Primary Homebuilding segment and the increase in the average sales prices of homes delivered in both segments in our Homebuilding Division. Additionally, in the three months ended March 31, 2007, a land sale of $11.1 million was recorded by the Tennessee Homebuilding segment, as compared to no land sales recorded during the same period in 2006. These increases were offset in part by a decrease in the number of homes delivered from 439 units in the three months ended March 31, 2006 to 362 units in the three months ended March 31, 2007. Revenues for the three months ended March 31, 2007 also reflect sales of flex warehouse properties as Levitt Commercial delivered 17 flex warehouse units at its remaining development project, generating revenues of $6.6 million. Levitt Commercial did not deliver any units during the three months ended March 31, 2006.
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
     Cost of sales increased 10.6% to $112.9 million during the three months ended March 31, 2007, as compared to the same 2006 period. The increase in cost of sales was due to increased sales of real estate recorded by Other Operations and the Homebuilding segments which included $11.1 million of costs associated with a land sale in the Tennessee Homebuilding segment. The transaction was fully reserved for in prior periods which as a result generated no margin. There were no land sales during the same period in 2006. In addition, we recorded approximately $282,000 in impairment charges in our Homebuilding Division. These costs were offset in part by a decline in construction costs due to fewer homes being delivered. Cost of sales as a percentage of related revenue was approximately 79.9% for the three months ended March 31, 2007, as compared to approximately 81.3% for the same period in 2006, due mainly to the increased margins on homes delivered by the Primary Homebuilding operations. In the three months ended March 31, 2007, the Primary Homebuilding operations delivered 315 units at a margin of 22.7%, as compared with the delivery of 308 units at a margin of 20.4% in the same 2006 period.
     Selling, general and administrative expenses increased $6.2 million to $32.9 million during the three months ended March 31, 2007 compared to $26.8 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased advertising and marketing costs, increased depreciation and professional services expenditures. The increase in employee compensation and benefits of $2.4 million is mainly due to the addition of several senior management positions with higher salaries and increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. These increases were partially offset by a decrease in full time employees to 581 at March 31, 2007, from 679 at March 31, 2006. Advertising and other marketing expenses increased $1.5 million related to efforts to attract buyers in a challenging homebuilding market. The increases were attributable to our Primary Homebuilding and Land segments. Depreciation expense increased due to the amortization of software costs in the three months ended March 31, 2007 while no software costs were depreciated in the three months ended March 31, 2006 as the system was not implemented until October 2006. In addition, depreciation expense increased due to an increase in commercial development properties in our Land Division. Lastly, fees for professional services increased relating to the pending merger with BFC and increased legal costs. As a percentage of total revenues, selling, general and administrative expenses increased to 22.9% during the three months ended March 31, 2007, from 21.0% during the same 2006.
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

Homebuilding & Real Estate Development (Continued)
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

Homebuilding & Real Estate Development (Continued)
PRIMARY HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate	$112,512	90,845	21,667
Other revenues	722	1,008	(286)

Total revenues	113,234	91,853	21,381

Costs and expenses
Cost of sales of real estate	86,952	72,292	14,660
Selling, general and administrative expenses	18,421	13,989	4,432
Other expenses	482	626	(144)

Total costs and expenses	105,855	86,907	18,948

Earnings from joint ventures	16	—	16
Interest and other income	1,625	141	1,484

Income before income taxes	9,020	5,087	3,933
Provision for income taxes	(3,539)	(1,878)	(1,661)

Net income	$5,481	3,209	2,272

Homes delivered (units)	315	308	7
Construction starts (units)	202	339	(137)
Average selling price of homes delivered (a)	$357,000	295,000	62,000
Margin percentage on homes delivered (a)	22.7%	20.4%	2.3%
Net orders (units)	101	419	(318)
Net orders (value)	$33,156	152,196	(119,040)
Backlog of homes (units)	912	1,710	(798)
Backlog of homes (value)	$332,196	573,492	(241,296)
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     The value of net orders decreased to $33.2 million for the three months ended March 31, 2007, from $152.2 million for the same period in 2006. The average sales price of net orders decreased 9.6% to $328,000 for the three months ended March 31, 2007, from $363,000 during the same 2006 period. Lower selling prices are primarily a reflection of higher sales incentives and the need to reduce prices in certain markets in order to remain competitive in a deteriorating homebuilding market. During the three months ended March 31, 2007, net orders decreased to 101 units reflecting gross orders of 195 offset by cancellations of 94 (a cancellation rate of 48%). During the three months ended March 31, 2006, gross orders of 452 were offset by cancellations of 33, resulting in net orders of 419 (a cancellation rate of 7%). The decrease in net orders was the result of poor market conditions as traffic trended downward and conversion rates slowed, as well as the increased cancellations associated with current negative market conditions. Construction starts decreased in line with net orders for the above mentioned reasons.
     Revenues from sales of real estate increased slightly to $112.5 million during the three months ended March 31, 2007, compared to $90.8 million during the same 2006 period During the three months ended March 31, 2007, 315 homes were delivered at an average price of $357,000 as compared to 308 homes delivered at an average price of $295,000 during the three months ended March 31, 2006. The increase in the average price of our homes delivered was due to a larger percentage of homes closing in 2007 in regions with higher average sales prices and also reflects the higher selling prices of homes delivered under contracts entered into prior to the implementation of incentives and discounts but after the price increases of 2005.
     Cost of sales of real estate increased 20.3% to $87.0 million during the three months ended March 31, 2007, as compared to $72.3 million during the same period in 2006. The increase was due to the increase in homes delivered and an increase in construction costs on the homes delivered in 2007. The percentage of homes delivered in the three months ended March 31, 2007 yielded homes with larger costs in comparison to the three months ended March 31, 2006. In addition, during the three months ended March 31, 2007 approximately $92,000 in inventory related impairments was recorded for the Primary Homebuilding operations. There were no impairment charges recorded in the three months ended March 31, 2006.
     Margin percentage on homes delivered (which we define as sales of real estate associated with home sales minus cost of sales for those homes, divided by home sales) increased from 20.4% in the first quarter of 2006 to 22.7% during the first quarter of 2007. The increase was primarily attributable to the geographic mix of deliveries by our Primary Homebuilding operations as the homes delivered in the first quarter of 2007 were from projects that generated higher margins than those generated in the same 2006 period. Additionally, certain homes that were delivered in the period were sold under contracts entered into in early 2006 before the implementation of incentives and discounts but after the price increases of 2005. Margins are expected to decline in the future as a result of aggressive pricing strategies in Florida.
     Selling, general and administrative expenses increased $4.4 million to $18.4 million during the three months ended March 31, 2007 compared to $14.0 million during the same period in 2006 primarily as a result of higher employee compensation and benefits and increased advertising and marketing costs. The increase in employee compensation and benefits of approximately $2.0 million was mainly due to the addition of several senior management positions with higher salaries partially offset by the decrease in full time employees to 429 at March 31, 2007 from 509 at March 31, 2006. Compensation and benefits also increased due to increased sales commissions related to higher revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Compensation amounts also include severance related charges in the amount of approximately $400,000 related to a reduction in force that occurred in February 2007. Advertising and other marketing expenses increased related to efforts to attract buyers to our communities in a challenging homebuilding market.
     Interest and other income increased from $141,000 during the three months ending March 31, 2006 to $1.6 million during the same period in 2007. This change was primarily related to income resulting from forfeited deposits of $1.4 million associated with buyers’ cancellation of purchase contracts. The increase in forfeited deposits resulted from increased cancellations of home sale contracts.
     Interest incurred and capitalized totaled $7.8 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as an increase of $104.9 million in our borrowings from March 31, 2006 to March 31, 2007. Most of our variable-rate borrowings are indexed to the Prime Rate, which increased to 8.25% at March 31, 2007, from 7.75% at March 31, 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 and 2006 included previously capitalized interest of approximately $3.2 million and $1.5 million, respectively.

Homebuilding & Real Estate Development (Continued)
TENNESSEE HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2007	2006	Change
(Dollars in thousands)
Revenues
Sales of real estate	$21,657	27,430	(5,773)

Total revenues	21,657	27,430	(5,773)

Costs and expenses
Cost of sales of real estate	20,651	24,205	(3,554)
Selling, general and administrative expenses	1,884	3,583	(1,699)

Total costs and expenses	22,535	27,788	(5,253)

Interest and other income	29	36	(7)

Loss before income taxes	(849)	(322)	(527)
Benefit for income taxes	328	124	204

Net loss	$(521)	(198)	(323)

Homes delivered (units)	47	131	(84)
Construction starts (units)	52	51	1
Average selling price of homes delivered (a)	$225,000	209,000	16,000
Margin percentage on homes delivered (a)	9.5%	11.8%	(2.3)%
Net orders (units)	58	87	(29)
Net orders (value)	$10,744	17,191	(6,447)
Backlog of homes (units)	133	149	(16)
Backlog of homes (value)	$26,833	34,945	(8,112)

(a)	Calculation for the three months ended March 31, 2007 excludes $11.1 million land sale, which generated no margin. No comparable land sales occurred in the three months ended March 31, 2006.
For the Three Months Ended March 31, 2007 Compared to the Same 2006 Period:
     The value of net orders in the Tennessee Homebuilding segment decreased to $10.7 million for the three months ended March 31, 2007, from $17.2 million for the same period in 2006. The average sales price of net orders decreased 6.3% to $185,000 for the three months ended March 31, 2007, from $198,000 during the same 2006 period. Lower selling prices are primarily a reflection of higher sales incentives and the need to reduce prices to remain competitive in a deteriorating homebuilding market. During the three months ended March 31, 2007, net orders decreased to 58 units reflecting gross orders of 90 offset by cancellations of 32 (a cancellation rate of 36%). During the three months ended March 31, 2006, gross orders of 133 were offset by cancellations of 46, resulting in net orders of 87 (a cancellation rate of 35%). The decrease in net orders was the result of slow market conditions as traffic trended downward and conversion rates slowed.
     Revenues from sales of real estate in the Tennessee Homebuilding segment decreased to $21.7 million during the three months ended March 31, 2007, compared to $27.4 million during the same 2006 period. Included in this revenue was $11.1 million from a sale of land that management decided to not develop further. During the three months ended March 31, 2007, 47 homes were delivered at an average sales price of $225,000 as compared to 131 homes delivered at an average price of $209,000 during the three months ended March 31, 2006. The increase in the average price of our homes delivered was due to a larger percentage of homes closing in 2007 in projects with higher average sales prices. While the average sales prices of homes delivered in 2007 increased, home sales revenue decreased significantly due to fewer homes delivered. This reflects the downturn in the homebuilding market.

Homebuilding & Real Estate Development (Continued)
     Cost of sales decreased 14.7% to $20.7 million during the three months ended March 31, 2007, as compared to $24.2 million during the same period in 2006. Included in cost of sales was $11.1 million in cost of sales associated with the land sale in Tennessee. No margin was generated on this transaction as this sale was fully reserved as of December 31, 2006. Excluding this land sale, cost of sales decreased $14.7 million due to the decrease in the number of deliveries. The decrease was slightly offset by impairment charges of $190,000 recorded during the three months ended March 31, 2007 in the Tennessee Homebuilding operations. There were no impairment charges recorded in the three months ended March 31, 2006.
     Margin percentage on homes delivered (which we define as sales of real estate associated with home sales minus cost of sales for those homes, divided by home sales) decreased from 11.8% in the first quarter of 2006 to 9.5% during the first quarter of 2007. The decrease was attributable to incentives and discounts provided to customers on certain projects which were nearing completion. Margins are expected to decline in the future as a result of continued aggressive pricing strategies in certain projects.
     Selling, general and administrative expenses decreased $1.7 million to $1.9 million during the three months ended March 31, 2007 compared to $3.6 million during the same period in 2006 primarily as a result of lower employee compensation and benefits and decreased advertising and marketing costs. The decrease in employee compensation and benefits of approximately $400,000 is mainly due to the decrease in headcount as full time employees declined to 31 at March 31, 2007 from 71 at March 31, 2006. The decreases associated with marketing and advertising are attributable to a decreased focus in the Tennessee area as well as decreased fees associated with broker commissions due to lower revenues generated in the same 2006 period.
     Interest incurred and capitalized totaled approximately $600,000 for the three months ended March 31, 2007 and 2006, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 and 2006 included previously capitalized interest of approximately $400,000 and $500,000, respectively.

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

Homebuilding & Real Estate Development (Continued)
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

Homebuilding & Real Estate Development (Continued)
FINANCIAL CONDITION
March 31, 2007 compared to December 31, 2006
     Our total assets at March 31, 2007 and December 31, 2006 were $1.1 billion. Although total assets did not change there were increases and decreases that offset each other. The significant changes in the composition of assets primarily resulted from:
•	a net increase in cash and cash equivalents of $12.2 million, which resulted from cash provided by financing activities, offset by cash used in operations and investing activities;

•	a net increase in inventory of real estate of approximately $22.9 million resulting from increases in land development and construction costs in our Primary Homebuilding operations as well as in our Land Division, offset in part by a decrease in the inventory in the Tennessee Homebuilding operations;

•	a decrease in notes receivable of $4.1 million due to the repayment of a note associated with a Land Division sale; and

•	an increase of $8.8 million in property and equipment associated with increased investment in commercial properties under construction by our Land Division, and support for infrastructure in our master planned communities.
     Total liabilities at March 31, 2007 and December 31, 2006 were $784.7 million and $747.4 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $56.1 million, primarily related to project debt associated with development activities;

•	a decrease of $10.3 million in customer deposits reflecting fewer orders for new homes;

•	a decrease in the current tax liability of approximately $3.1 million relating to the payment of 2006 annual taxes offset in part by our current provision for income tax; and

•	a net decrease in other accrued liabilities of approximately $5.3 million attributable to decreased incentive compensation accruals, decreased construction related accruals, and decreased professional services accruals related to the consultants retained in 2006 for our technology upgrade.
LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the three months ended March 31, 2007, our primary sources of funds were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $60.6 million and $48.4 million, respectively. Our cash increased $12.2 million during the three months ended March 31, 2007 primarily as a result of liquidity generated by borrowings by our Land Division and Primary Homebuilding segment during the quarter. We primarily utilized borrowings to finance the growth in inventory in Tradition, South Carolina and to fund our operations. Total debt increased to $671.8 million at March 31, 2007 compared to $615.7 million at December 31, 2006.
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

Homebuilding & Real Estate Development (Continued)
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
     Operating Activities. During the three months ended March 31, 2007, we used $33.3 million of cash in our operating activities, as compared to $102.4 million of cash used in such activities in the prior period. The primary use of cash during the three months ended March 31, 2007 and 2006 was the result of increased inventories in our Primary Homebuilding segment and Land segment. While increases in inventory in 2006 were primarily the result of land purchases, the increase in 2007 was attributable to significant land development expenditures to prepare the land for the construction of homes. We will continue to invest in our existing projects in 2007, many of which are in a stage of development requiring further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. As a result, we are not expecting a decline in inventory during the year. At this time, no land purchases are contemplated in 2007 based on current market conditions.
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

Homebuilding & Real Estate Development (Continued)
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

Item 4. Controls and Procedure
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) are effective.
     Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, re-evaluated our disclosure controls and procedures as of the end of the period covered by this report to determine whether the revisions in this Form 10-Q/A impacted our prior conclusion regarding the effectiveness of our disclosure controls and procedures, and determined that such revisions do not change our conclusion that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2007.
Changes in Internal Control over Financial Reporting
     In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit 31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed with this report

Exhibit 31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed with this report

Exhibit 31.3	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed with this report

Exhibit 32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished with this report

Exhibit 32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished with this report

Exhibit 32.3	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: July 3, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: July 3, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President
and Chief Financial Officer

Date: July 3, 2007	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer