Form 10-Q
period 2007-06-30
BFC FINANCIAL CORP
filed 2007-08-09
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2007
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
YES ☐          NO ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 6, 2007.
Class A Common Stock of $.01 par value, 40,395,280 shares outstanding.
Class B Common Stock of $.01 par value, 7,103,753 shares outstanding.

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation and Subsidiaries
Index to Unaudited Consolidated Financial Statements

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$224,029	$201,123
Securities available for sale and financial instruments (at fair value)	683,380	653,659
Investment securities at cost (approximate fair values:
$311,574 in 2007 and $229,546 in 2006)	298,724	227,208
Tax certificates, net of allowance of $3,829 in 2007 and $3,699 in 2006	230,540	195,391
Federal Home Loan Bank stock, at cost which approximates fair value	74,003	80,217
Loans receivable, net of allowance for loan losses of $55,108 in 2007 and $44,173 in 2006	4,614,891	4,594,192
Loans held for sale	6,980	9,313
Real estate held for development and sale	801,440	847,492
Real estate owned	23,886	21,747
Investments in unconsolidated affiliates	125,244	125,287
Properties and equipment, net	277,786	252,215
Goodwill and other intangibles	76,586	77,324
Other assets	97,371	81,813
Assets held for sale	71,380	48,022
Discontinued operations assets held for sale	—	190,763

Total assets	$7,606,240	$7,605,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits
Non-interest bearing	$971,260	$995,920
Interest bearing	3,045,883	2,871,116

Total deposits	4,017,143	3,867,036
Customer deposits on real estate held for sale	26,296	42,571
Advances from FHLB	1,397,051	1,517,058
Short term borrowings	181,513	128,411
Subordinated debentures, notes and bonds payable	598,477	533,583
Junior subordinated debentures	374,092	348,318
Deferred tax liabilities, net	1,845	10,646
Other liabilities	150,418	159,024
Liabilities related to assets held for sale	48,763	27,965
Discontinued operations liabilities held for sale	—	95,246

Total liabilities	6,795,598	6,729,858

Noncontrolling interest	636,490	698,323

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares;
5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2007 and 2006	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,895,280 in 2007 and 28,755,882 in 2006	267	266
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,103,753 in 2007 and 7,090,652 in 2006	69	69
Additional paid-in capital	94,486	93,910
Retained earnings	78,148	81,889

Total shareholders’ equity before accumulated other comprehensive income	172,970	176,134
Accumulated other comprehensive income	1,182	1,451

Total shareholders’ equity	174,152	177,585

Total liabilities and shareholders’ equity	$7,606,240	$7,605,766

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(As adjusted)		(As adjusted)
Revenues
BFC Activities:
Interest and dividend income	$484	$535	$983	$1,095
Other income	2,278	459	3,229	902

	2,762	994	4,212	1,997

Financial Services:
Interest and dividend income	93,775	88,337	187,315	176,210
Service charges on deposits	25,808	21,274	50,403	40,373
Other service charges and fees	7,524	7,353	14,557	13,575
Other income	11,438	8,619	15,377	12,741

	138,545	125,583	267,652	242,899

Homebuilding & Real Estate Development:
Sales of real estate	125,364	130,658	266,662	256,201
Interest and dividend income	794	591	1,347	1,234
Other income	5,078	4,034	9,195	6,090

	131,236	135,283	277,204	263,525

Total revenues	272,543	261,860	549,068	508,421

Costs and Expenses
BFC Activities:
Interest expense	16	4	28	16
Employee compensation and benefits	2,750	2,299	5,494	4,736
Other expenses	855	799	1,516	1,520

	3,621	3,102	7,038	6,272

Financial Services:
Interest expense, net of interest capitalized	47,808	37,731	94,026	74,931
Provision for (recovery from) loan losses	4,917	(20)	12,378	143
Employee compensation and benefits	37,908	37,590	78,998	73,426
Occupancy and equipment	15,927	13,429	31,871	26,043
Advertising and promotion	4,209	7,400	10,067	16,018
Other expenses	14,775	15,430	30,983	27,875

	125,544	111,560	258,323	218,436

Homebuilding & Real Estate Development:
Cost of sales of real estate	171,594	105,652	284,502	207,707
Selling, general and administrative expenses	33,377	30,704	66,022	57,157
Other expenses	413	1,923	895	2,549

	205,384	138,279	351,419	267,413

Total costs and expenses	334,549	252,941	616,780	492,121

Equity in earnings from unconsolidated affiliates	2,026	2,353	4,919	3,124

(Loss) income from continuing operations before income taxes and and noncontrolling interest	(59,980)	11,272	(62,793)	19,424
(Benefit) provision for income taxes	(17,774)	3,465	(18,046)	5,979
Noncontrolling interest (loss) income	(39,307)	7,573	(40,222)	13,301

(Loss) income from continuing operations	(2,899)	234	(4,525)	144
Discontinued operations, less income tax benefit in the three months ended June 30, 2007 and 2006 of $67 and $1,721 and in the six months ended June 30, 2007 and 2006 of $3,472 and $3,443	(15)	(313)	1,038	(522)

Net loss	(2,914)	(79)	(3,487)	(378)
5% Preferred Stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(3,101)	$(266)	$(3,862)	$(753)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
(Loss) earnings per common share:
Basic loss per share from continuing operations	$(0.09)	$—	$(0.15)	$(0.01)
Basic (loss) earnings per share from discontinued operations	—	(0.01)	0.03	(0.02)

Basic loss per share	$(0.09)	$(0.01)	$(0.12)	$(0.03)

Diluted loss per share from continuing operations	$(0.09)	$—	$(0.15)	$(0.01)
Diluted (loss) earnings per share from discontinued operations	—	(0.01)	0.03	(0.02)

Diluted loss per share	$(0.09)	$(0.01)	$(0.12)	$(0.03)

Basic weighted average number of common shares outstanding	33,451	33,422	33,458	33,057

Diluted weighted average number of common and common equivalent shares outstanding	33,451	33,422	33,458	33,057
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,914)	$(79)	$(3,487)	$(378)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale	1,693	(1,135)	1,752	(570)
Provision (benefit) for income taxes	653	(438)	676	(220)

Unrealized gains (loss) on securities available for sale, net of tax	1,040	(697)	1,076	(350)

Unrealized losses associated with investment in unconsolidated affiliates	(49)	(82)	(55)	(38)
Benefit for income taxes	(19)	(32)	(21)	(15)

Unrealized losses associated with investment in unconsolidated affiliates, net of tax	(30)	(50)	(34)	(23)

Net realized gains reclassified into net loss	(1,746)	(366)	(2,135)	(706)
Benefit for income taxes	(675)	(142)	(824)	(275)

Net realized gains reclassified into net loss, net of tax	(1,071)	(224)	(1,311)	(431)

	(61)	(971)	(269)	(804)

Comprehensive loss	$(2,975)	$(1,050)	$(3,756)	$(1,182)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity — Unaudited
(In thousands)

							Accumulated
							Other
							Compre-
	Shares of Common		Class A	Class B	Additional		hensive
	Stock Outstanding		Common	Common	Paid-in	Retained	Income
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2006	28,756	7,091	$266	$69	$93,910	$81,889	$1,451	$177,585
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	(3,487)	—	(3,487)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(269)	(269)
Transfer of shares of Common Stock	(13)	13	—	—	—	—	—	—
Issuance of Common Stock	152	—	1	—	187	—	—	188
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	(246)	—	—	(246)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(375)	—	(375)
Share-based compensation related to stock options and restricted stock	—	—	—	—	635	—	—	635

Balance, June 30, 2007	28,895	7,104	$267	$69	$94,486	$78,148	$1,182	$174,152

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Net cash used in operating activities	$(31,524)	$(164,442)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	98,843	84,669
Purchase of investment securities and tax certificates	(142,152)	(135,145)
Purchase of securities available for sale	(122,158)	(86,820)
Proceeds from sales and maturities of securities available for sale	151,910	93,641
Purchases of FHLB stock	(4,950)	(15,075)
Redemption of FHLB stock	11,164	22,339
Investments in unconsolidated subsidiareis	(4,474)	(6,025)
Distributions from unconsolidated affiliates	8,030	4,766
Net (increase) decrease in loans	(36,918)	30,156
Improvements to real estate owned	(1,762)	—
Proceeds from sales of real estate owned	1,732	1,708
Additions to property and equipment and capital expenditures	(60,643)	(52,057)
Proceeds from sales of property and equipment	12	1,951
Net proceeds from the sale of Ryan Beck Holdings, Inc.	2,628	—

Net cash used in investing activities	(98,738)	(55,892)

Financing activities:
Net increase in deposits	150,107	82,330
Repayments of FHLB advances	(1,745,000)	(1,436,344)
Proceeds from FHLB advances	1,625,000	1,280,000
Net (decrease) increase in securities sold under agreements to repurchase	(24,492)	73,331
Net increase in federal funds purchased	78,636	84,847
Repayments of secured borrowings	—	(26,516)
Repayment of notes and bonds payable	(80,751)	(118,520)
Proceeds from notes and bonds payable	166,212	217,240
Proceeds from junior subordinated debentures	25,000	15,464
BankAtlantic Bancorp excess tax benefits from share-based compensation	1,250	3,553
Payments for debt issuance costs	(1,329)	(576)
Payment by BFC of the minimum witholding tax upon exercise of stock option	—	(4,155)
Proceeds from exercise of BFC stock options	187	—
5% Preferred Stock dividends paid	(375)	(375)
Payment by BankAtlantic Bancorp of the minimum withholding tax upon exercise of stock options	—	(2,675)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	2,224	1,053
Purchase and retirement of BankAtlantic Bancorp Class A common stock	(36,402)	(3,631)
Cash dividends paid to non-BFC shareholders	(4,090)	(4,322)

Net cash provided by financing activities	156,177	160,704

Increase (decrease) in cash and cash equivalents	25,915	(59,630)
Cash and cash equivalents in discontinued operations assets held for sale at the beginning of the period	3,285	—
Cash and cash equivalents in discontinued operations assets held for sale at the disposal date	(6,294)	—
Cash and cash equivalents at beginning of period	201,123	305,437

Cash and cash equivalents at end of period	$224,029	$245,807

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Supplemental cash flow information:
Interest on borrowings and deposits, net of amounts capitalized	$93,478	$79,190
Income taxes paid	4,556	36,423
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	913	1,924
Reduction in loan participations sold accounted for as secured borrowings	—	111,754
Exchange of branch facilities	—	2,350
Transfers of real estate inventory to properties and equipment	1,148	7,987
Transfers of office properties and equipment to real estate held for development and sale	1,239	—
Increase in investments of unconsolidated subsidiaries associated with the issuance of trust preferred securities	774	—
Decrease in accumulated other comprehensive income, net of taxes	(269)	(804)
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(246)	(313)
Issuance and retirement of BFC Common Stock accepted as consideration for the exercise price of stock options	—	4,155
Effect of FASB Interpretation No. 48	121	—
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     BFC Financial Corporation (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC is typically a long-term, “buy and hold” investor whose direct and indirect, diverse ownership interests span a variety of business sectors, including consumer and commercial banking; homebuilding; development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and casual family dining business, and real estate investment banking and investment services. BFC’s current major holdings include a controlling interest in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) (NYSE: BBX), which includes its subsidiary, BankAtlantic, and a 16% ownership interest in Stifel Financial Corp. (NYSE: SF); Levitt Corporation (“Levitt”) (NYSE: LEV), which includes its subsidiaries Levitt and Sons, LLC™ (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”) and Levitt’s 31% ownership interest in Bluegreen Corporation (“Bluegreen”) (NYSE: BXG); a minority interest in the national restaurant chain, Benihana, Inc. (Nasdaq: BNHN); and Cypress Creek Capital, Inc. (“CCC”), a wholly-owned subsidiary of BFC. Although BFC’s current holdings primarily consist of minority positions, it also explores investment opportunities with an 80-100% ownership potential. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     BankAtlantic Bancorp is a Florida-based diversified financial services holding company that offers a wide range of banking products and services through its wholly-owned subsidiary, BankAtlantic. On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. of Ryan Beck Holdings, Inc. (“Ryan Beck”), an entity engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statement of Financial Condition as of December 31, 2006, and in the Consolidated Statement of Shareholders’ Equity, the Consolidated Statement of Comprehensive Income (Loss) and the Consolidated Statement of Cash Flows for all periods presented.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of 94 branches or “stores” located in Florida.
     Levitt primarily develops single-family, multi-family and townhome communities through Levitt and Sons and master-planned communities through Core Communities. Levitt also owns approximately 31% of the outstanding common stock of Bluegreen, a company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites generally located around golf courses and other amenities. Levitt’s homebuilding division operates in Florida, Georgia, South Carolina and Tennessee while its land division operates primarily in Florida and South Carolina.
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, accounting principles generally accepted in the United States of America (GAAP) require BFC to consolidate the financial results of these companies. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 22.7% and 16.6%, respectively, which results in BFC recognizing 22.7% and 16.6% of BankAtlantic Bancorp’s and Levitt’s net income or loss, respectively. The portion of income or loss in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements.

     BFC’s ownership in BankAtlantic Bancorp and Levitt as of June 30, 2007 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	15.65%	8.30%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	22.73%	55.30%

Levitt
Class A Common Stock	2,074,243	11.14%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.60%	52.91%
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at June 30, 2007 and December 31, 2006, the consolidated results of operations for the three and six months ended June 30, 2007 and 2006, comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006, changes in consolidated shareholders’ equity for the six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 and 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 2 on Form 10-K/A for the year ended December 31, 2006. All significant inter-company balances and transactions have been eliminated in consolidation.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2007.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB 108”) which established an approach to quantify errors in financial statements. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. The impact of the application of SAB 108 on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2006 was to adjust Financial Services costs and expenses from $170.7 million and $339.2 million, respectively, as originally reported to $170.8 million and $339.7 million, respectively, as adjusted. For further discussion on the implementation of SAB 108, see notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 2 on Form 10-K/A, for the year ended December 31, 2006.
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
     The information provided for Segment Reporting is based on internal reports utilized by management. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in segments operating results would, in management’s view, likely not be impacted.

     The Company is currently organized into six reportable segments: BFC Activities, Financial Services, Primary Homebuilding, Tennessee Homebuilding, Land Division, and Levitt Other Operations.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from CCC, interest income from loans receivable, and income from the shared service arrangement with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes, including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in the Financial Services segment, and Levitt’s earnings and losses reflected in the Company’s Homebuilding & Real Estate Development activities are included in the Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations segments.
Financial Services
     The Company’s Financial Services segment consists of BankAtlantic Bancorp and its subsidiaries’ operations, including the operations of BankAtlantic.
Primary Homebuilding
     The Company’s Primary Homebuilding segment consists of Levitt’s homebuilding operations in Florida, Georgia and South Carolina.
Tennessee Homebuilding
     The Company’s Tennessee Homebuilding segment consists of Levitt’s Tennessee operations.
Land Division
     The Company’s Land Division segment consists of Core Communities’ operations.
Levitt Other Operations
     The Company’s Levitt Other Operations segment consists of the activities of Levitt Commercial, Levitt’s parent company operations, earnings from the investment in Bluegreen and Levitt’s other real estate investments and joint ventures.
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K as amended by Amendment No. 2 on Form 10-K/A for the year ended December 31, 2006. Inter-company transactions are eliminated for consolidated presentation. Eliminations consists primarily of the elimination of advances by Levitt’s parent company to the Homebuilding division and the elimination of sales and profits of real estate transactions between the Land and Primary Homebuilding segment, which were recorded based upon terms that management believes would be attained in an arm’s length transaction. In the ordinary course of business certain Levitt inter-segment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these inter-segment loans are eliminated in consolidation.
     The Company evaluates segment performance based on income (loss) from continuing operations after tax and noncontrolling interest.

     The table below sets forth the Company’s segment information as of and for the three months ended June 30, 2007 and 2006 (in thousands):

	BFC	Financial	Primary	Tennessee
	Activities	Services	Homebuilding	Homebuilding
For the Three Months Ended June 30, 2007
Revenues:
Sales of real estate	$—	$—	$114,805	$8,848
Interest and dividend income	495	93,775	76	8
Other income	2,890	44,815	3,361	15

	3,385	138,590	118,242	8,871

Costs and Expenses:
Cost of sales of real estate	—	—	162,323	8,683
Interest expense, net	16	47,722	—	—
Provision for loan losses	—	4,917	—	—
Other expenses	3,672	73,177	21,088	1,980

	3,688	125,816	183,411	10,663

Equity in earnings from unconsolidated affiliates	—	669	—	—

(Loss) income before income taxes	(303)	13,443	(65,169)	(1,792)
(Benefit) provision for income taxes	(4,456)	1,715	(13,353)	(596)

(Loss) income before noncontrolling interest	4,153	11,728	(51,816)	(1,196)
Noncontrolling interest	(5)	9,140	(43,217)	(997)

(Loss) income from continuing operations	$4,158	$2,588	$(8,599)	$(199)

At June 30, 2007
Total assets	$44,042	$6,497,693	$592,918	$48,049

		Levitt	Adjusting
	Land	Other	and
	Division	Operations	Eliminations	Total
For the Three Months Ended June 30, 2007
Revenues:
Sales of real estate	$1,917	$—	$(206)	$125,364
Interest and dividend income	1,073	346	(720)	95,053
Other income	1,686	199	(840)	52,126

	4,676	545	(1,766)	272,543

Costs and Expenses:
Cost of sales of real estate	483	1,018	(913)	171,594
Interest expense, net	807	—	(721)	47,824
Provision for loan losses	—	—	—	4,917
Other expenses	4,088	6,928	(719)	110,214

	5,378	7,946	(2,353)	334,549

Equity in earnings from unconsolidated affiliates	—	1,357	—	2,026

(Loss) income before income taxes	(702)	(6,044)	587	(59,980)
(Benefit) provision for income taxes	(328)	(1,042)	286	(17,774)

(Loss) income before noncontrolling interest	(374)	(5,002)	301	(42,206)
Noncontrolling interest	(310)	(4,168)	250	(39,307)

(Loss) income from continuing operations	$(64)	$(834)	$51	$(2,899)

At June 30, 2007
Total assets	$313,126	$161,906	$(51,494)	$7,606,240

	BFC	Financial	Primary	Tennessee
	Activities	Services	Homebuilding	Homebuilding
For the Three Months Ended June 30, 2006
Revenues:
Sales of real estate	$—	$—	$102,287	$14,287
Interest and dividend income	546	88,337	112	35
Other income	1,027	37,345	1,132	(13)

	1,573	125,682	103,531	14,309

Costs and Expenses:
Cost of sales of real estate	—	—	80,076	17,285
Interest expense, net	4	37,878	—	—
Provision for loan losses	—	(20)	—	—
Other expenses	3,217	74,090	17,833	4,658

	3,221	111,948	97,909	21,943

Equity in earnings from unconsolidated affiliates	—	278	—	—

(Loss) income before income taxes	(1,648)	14,012	5,622	(7,634)
Provision (benefit) for income taxes	251	3,569	2,253	(2,338)

(Loss) income before noncontrolling interest	(1,899)	10,443	3,369	(5,296)
Noncontrolling interest	(5)	8,191	2,807	(4,416)

(Loss) income from continuing Operations	$(1,894)	$2,252	$562	$(880)

At June 30, 2006
Total assets	$47,122	$6,402,889	$549,803	$65,120

		Levitt	Adjusting
	Land	Other	and
	Division	Operations	Eliminations	Total
For the Three Months Ended June 30, 2006
Revenues:
Sales of real estate	$14,086	$—	$(2)	$130,658
Interest and dividend income	219	361	(147)	89,463
Other income	2,438	498	(688)	41,739

	16,743	859	(837)	261,860

Costs and Expenses:
Cost of sales of real estate	7,718	656	(83)	105,652
Interest expense, net	—	—	(147)	37,735
Provision for loan losses	—	—	—	(20)
Other expenses	3,580	6,863	(667)	109,574

	11,298	7,519	(897)	252,941

Equity in earnings from unconsolidated affiliates	—	2,075	—	2,353

(Loss) income before income taxes	5,445	(4,585)	60	11,272
Provision (benefit) for income taxes	2,068	(2,371)	33	3,465

(Loss) income before noncontrolling interest	3,377	(2,214)	27	7,807
Noncontrolling interest	2,816	(1,843)	23	7,573

(Loss) income from continuing Operations	$561	$(371)	$4	$234

At June 30, 2006
Total assets	$226,799	$187,589	$(61,902)	$7,417,420

     The table below sets forth the Company’s segment information as of and for the six months ended June 30, 2007 and 2006 (in thousands):

	BFC	Financial	Primary	Tennessee
	Activities	Services	Homebuilding	Homebuilding
For the Six Months Ended June 30, 2007
Revenues:
Sales of real estate	$—	$—	$227,317	$30,505
Interest and dividend income	1,004	187,315	248	28
Other income	4,517	80,421	5,552	24

	5,521	267,736	233,117	30,557

Costs and Expenses:
Cost of sales of real estate	—	—	249,275	29,334
Interest expense, net	28	94,116	—	—
Provision for loan losses	—	12,378	—	—
Other expenses	7,138	152,670	39,991	3,864

	7,166	259,164	289,266	33,198

Equity in earnings from unconsolidated affiliates	—	1,815	—	—

(Loss) income before income taxes	(1,645)	10,387	(56,149)	(2,641)
(Benefit) provision for income taxes	(4,485)	863	(9,814)	(924)

(Loss) income before noncontrolling interest	2,840	9,524	(46,335)	(1,717)
Noncontrolling interest	(8)	7,413	(38,640)	(1,432)

(Loss) income from continuing operations	$2,848	$2,111	$(7,695)	$(285)

At June 30, 2007
Total assets	$44,042	$6,497,693	$592,918	$48,049

		Levitt	Adjusting
	Land	Other	and
	Division	Operations	Eliminations	Total
For the Six Months Ended June 30, 2007
Revenues:
Sales of real estate	$2,694	$6,574	$(428)	$266,662
Interest and dividend income	1,917	549	(1,416)	189,645
Other income	3,292	531	(1,576)	92,761

	7,903	7,654	(3,420)	549,068

Costs and Expenses:
Cost of sales of real estate	555	6,519	(1,181)	284,502
Interest expense, net	1,022	—	(1,112)	94,054
Provision for loan losses	—	—	—	12,378
Other expenses	8,453	15,164	(1,434)	225,846

	10,030	21,683	(3,727)	616,780

Equity in earnings from unconsolidated affiliates	—	3,104	—	4,919

(Loss) income before income taxes	(2,127)	(10,925)	307	(62,793)
(Benefit) provision for income taxes	(896)	(2,906)	116	(18,046)

(Loss) income before noncontrolling interest	(1,231)	(8,019)	191	(44,747)
Noncontrolling interest	(1,027)	(6,687)	159	(40,222)

(Loss) income from continuing operations	$(204)	$(1,332)	$32	$(4,525)

At June 30, 2007
Total assets	$313,126	$161,906	$(51,494)	$7,606,240

	BFC	Financial	Primary	Tennessee
	Activities	Services	Homebuilding	Homebuilding
For the Six Months Ended June 30, 2006
Revenues:
Sales of real estate	$—	$—	$193,132	$41,717
Interest and dividend income	1,116	176,210	219	70
Other income	2,031	66,885	2,174	(12)

	3,147	243,095	195,525	41,775

Costs and Expenses:
Cost of sales of real estate	—	—	152,368	41,490
Interest expense, net	16	75,230	—	—
Provision for loan losses	—	143	—	—
Other expenses	6,494	143,838	32,448	8,241

	6,510	219,211	184,816	49,731

Equity in earnings from unconsolidated affiliates	—	1,098	—	—

(Loss) income before income taxes	(3,363)	24,982	10,709	(7,956)
Provision (benefit) for income taxes	259	6,517	4,131	(2,462)

(Loss) income before noncontrolling interest	(3,622)	18,465	6,578	(5,494)
Noncontrolling interest	(4)	14,470	5,485	(4,581)

(Loss) income from continuing operations	$(3,618)	$3,995	$1,093	$(913)

At June 30, 2006
Total assets	$47,122	$6,402,889	$549,803	$65,120

		Levitt	Adjusting
	Land	Other	and
	Division	Operations	Eliminations	Total
For the Six Months Ended June 30, 2006
Revenues:
Sales of real estate	$21,358	$—	$(6)	$256,201
Interest and dividend income	550	673	(299)	178,539
Other income	3,095	868	(1,360)	73,681

	25,003	1,541	(1,665)	508,421

Costs and Expenses:
Cost of sales of real estate	12,737	1,298	(186)	207,707
Interest expense, net	—	—	(299)	74,947
Provision for loan losses	—	—	—	143
Other expenses	6,366	13,260	(1,323)	209,324

	19,103	14,558	(1,808)	492,121

Equity in earnings from unconsolidated affiliates	—	2,026	—	3,124

(Loss) income before income taxes	5,900	(10,991)	143	19,424
Provision (benefit) for income Taxes	2,205	(4,735)	64	5,979

(Loss) income before noncontrolling interest	3,695	(6,256)	79	13,445
Noncontrolling interest	3,081	(5,217)	67	13,301

(Loss) income from continuing operations	$614	$(1,039)	$12	$144

At June 30, 2006
Total assets	$226,799	$187,589	$(61,902)	$7,417,420

3. Discontinued Operations and Merger
     On February 28, 2007, Ryan Beck merged with Stifel. Under the terms of the merger, BankAtlantic Bancorp and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 2,467,600 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 500,000 shares of Stifel common stock at an exercise price of $36.00 per share (the “Warrants”). Of the total merger consideration, BankAtlantic Bancorp’s portion is 2,377,354 shares of Stifel common stock, cash of $2.6 million and Warrants to acquire an aggregate of 481,724 shares of Stifel common stock. Stifel filed a registration statement on June 28, 2007, and registered 1,061,547 shares of Stifel common stock, including 792,000 shares owned by BankAtlantic Bancorp and 161,000 shares issuable to BankAtlantic Bancorp upon the exercise of the Warrants for resale after August 28, 2007. Stifel has agreed to register the remaining shares issued in connection with the merger and to grant incidental “piggy-back” registration rights. BankAtlantic Bancorp has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. As of June 30, 2007, BankAtlantic Bancorp owned approximately 16% of the issued and outstanding shares of Stifel common stock and does not have the ability to exercise significant influence over Stifel’s operations. As such, BankAtlantic Bancorp’s investment in Stifel common stock is accounted for under the cost method of accounting. Stifel common stock that can be sold within one year is accounted for as securities available for sale and Stifel common stock in which sale is restricted for more than one year is accounted for as investment securities at cost. The Warrants are accounted for as derivatives. Included in the Company’s Consolidated Statement of Financial Condition as of June 30, 2007 under “securities available for sale” and “investment securities at cost” are $40.1 million and $63.6 million, respectively, of Stifel common stock, and included in financial instruments at fair value is $14.9 million of Warrants.
     The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the merger. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. BankAtlantic Bancorp has entered into separate agreements with each individual Ryan Beck option holder in order to allocate the contingent earn-out payments.
     The gain on the sale of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” was as follows (in thousands):

Consideration received:
Stifel common stock and Warrants	$107,445
Cash	2,628

Total consideration received	110,073

Net assets disposed:
Discontinued operations assets held for sale at disposal date	206,763
Discontinued operations liabilities held for sale at disposal date	(117,364)

Net assets available for sale at disposal date	89,399
Transaction cost	2,709

Gain on disposal of Ryan Beck before income taxes and noncontrolling interest	17,965
Provision for income taxes	2,959
Noncontrolling interest	12,831

Net gain on sale of Ryan Beck	$2,175

     The loss from operations of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” was as follows (in thousands):

	For the Two	For the Three	For the Six
	Months Ended	Months Ended	Months Ended
	February 28, 2007	June 30, 2006	June 30, 2006
Investment banking revenue	$37,836	$55,372	$114,172

Expenses:
Employee compensation and benefits	27,532	42,433	86,788
Occupancy and equipment	2,984	3,927	7,798
Advertising and promotion	740	1,326	2,893
Merger related costs (1)	14,263	—	—
Other expenses:
Professional fees	1,106	1,905	3,856
Communications	2,255	3,930	7,884
Floor broker and clearing fees	1,162	2,142	4,861
Interest expense	985	1,514	3,135
Other	1,086	2,086	4,004

Total expenses	52,113	59,263	121,219

Loss from Ryan Beck discontinued operations before income taxes and noncontrolling interest	(14,277)	(3,891)	(7,047)
Income tax (benefit)	(6,431)	(1,721)	(3,443)
Noncontrolling interest	(6,709)	(1,857)	(3,082)

Loss from Ryan Beck discontinued operations	$(1,137)	$(313)	(522)

(1)	Merger related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
4. BankAtlantic Bancorp One-time Termination Benefits
     During March 2007, BankAtlantic Bancorp reduced its workforce by approximately 225 associates, or 8%, in an effort to reduce operating expenses with a view to increasing future operating efficiencies. The reduction in the workforce impacted every operating segment at BankAtlantic Bancorp and was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations for the six months ended June 30, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation. The following is a reconciliation of the beginning and ending balance of the employee termination benefit liability (in thousands):

Employee
Termination
Benefits
Balance at December 31, 2006	$—
Expense incurred	2,317
Amounts paid	(1,587)

Balance at June 30, 2007	$730

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
     At the adoption date of FIN 48, BankAtlantic Bancorp had gross tax effected unrecognized tax benefits of $185,000, and as of June 30, 2007 BankAtlantic Bancorp’s gross tax effected unrecognized tax benefits were $232,000. The recognition of these tax benefits would not significantly affect BankAtlantic Bancorp’s effective tax rate.
     At the adoption date of FIN 48, Levitt had gross tax effected unrecognized tax benefits of $2.0 million of which $200,000, if recognized, would affect Levitt’s effective tax rate. There were no significant changes to these amounts during the three and six months ended June 30, 2007. In the first quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of Levitt’s U.S. income tax return for 2004 and the review is anticipated to be completed by the end of 2007. As of June 30, 2007, the IRS was in the process of its examination, and Levitt is unable to evaluate whether additional tax payments will be required to be made upon the completion of the examination. During the quarter ended June 30, 2007, Levitt recognized a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large impairment charges recorded in the second quarter of 2007, the expected timing of the future reversal of those impairment charges and expected taxable losses in the foreseeable future, Levitt does not believe at this time that it will have sufficient taxable income and prior carry back years to realize a portion of the net deferred tax asset. At June 30, 2007, Levitt had $43.4 million in gross deferred tax assets. After consideration of $25.8 million of deferred tax liabilities and the ability to carryback losses a valuation allowance of $9.6 million was recorded. The increase in the valuation allowance from 2006 is $9.2 million.
     The Company, including BankAtlantic Bancorp and Levitt, recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. Levitt had approximately $200,000 and $170,000 for the payment of interest and penalties accrued at June 30, 2007 and December 31, 2006, respectively. BankAtlantic Bancorp had no interest or tax penalties accrued related to its unrecognized tax benefits at June 30, 2007 and December 31, 2006.

6. Stock-Based Compensation
BFC
     BFC (excluding BankAtlantic Bancorp and Levitt) has a stock based compensation plan (the “2005 Incentive Plan”) under which restricted unvested stock, incentive stock options and non-qualifying stock options are awarded to officers, directors and employees. The 2005 Incentive Plan provides up to 3,000,000 shares of Class A Common Stock which may be issued through restricted stock awards and upon the exercise of options granted under the 2005 Incentive Plan. BFC may grant incentive stock options only to its employees (as defined in the 2005 Incentive Plan). BFC may grant non-qualified stock options and restricted stock awards to directors, independent contractors and agents as well as employees.
     On June 4, 2007, the Board of Directors granted to employees incentive and non-qualifying stock options to acquire an aggregate of 214,000 shares of Class A Common Stock under the 2005 Incentive Plan. The options granted to employees cliff vest in five years and expire ten years after the grant date. The stock options were granted with an exercise price of $4.44 which was equal to the market value of the Class A Common Stock at the date of grant.
     Additionally, during June 2007, non-employee directors were issued 22,522 shares of restricted Class A Common Stock and granted non-qualifying stock options to acquire 50,296 shares of Class A Common Stock. The restricted stock and stock options were granted under the 2005 Incentive Plan. The restricted stock issued to directors will vest monthly over a 12-month service period. Non-employee director non-qualifying stock options were vested on the date of grant, have a ten-year term and have an exercise price of $4.44 which was equal to the market value of the Class A Common Stock on the date of grant. In June 2007, non-employee director compensation expense of approximately $100,000 was recognized in connection with the non-qualifying stock option grants.
     The option model used to calculate the fair value of the options granted was the Black-Scholes model. The table below presents the weighted average assumptions used to value options granted to employees and directors for the six months ended June 30, 2007 and 2006:

	Weighted Average
	2007	2006
Employees
Expected volatility	43.05%	44.22%
Expected dividends	0%	0%
Expected term (in years)	7.5	7.5
Average risk-free interest rate	4.94%	5.01%
Option value	$2.43	$3.54

Weighted Average
2007
Non-Employee Directors
Volatility	43.05%
Expected dividends	0%
Expected term (in years)	5
Risk-free rate	4.89%
Option value	$1.99
     No non-qualifying stock options were granted to directors during the six months ended June 30, 2006.

     The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2006	1,607,087	$4.88	6.25	$7,844
Exercised	(129,769)	1.45
Forfeited	—	0.00
Expired	—	0.00
Granted	264,296	4.44

Outstanding at June 30, 2007	1,741,614	$5.07	6.81	$8,829

Exercisable at June 30, 2007	285,054	$3.85	3.61	$1,097

Available for grant at June 30, 2007	2,192,630

     The weighted average grant date fair value of options granted during the six months ended June 30, 2007 and 2006 was $2.34 and $3.54 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $328,000 and $13.6 million, respectively.
     In 2007 BFC received net proceeds of approximately $188,000 upon the exercise of stock options. In 2006, 1,278,985 shares of BFC Class A Common Stock with a fair value of $7.4 million and 1,068,572 shares of BFC Class B Common Stock with a fair value of $5.9 million, respectively, were accepted by BFC as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises.
     BFC’s share-based compensation expense for the three and six months ended June 30, 2007 was $318,000 and $527,000 respectively, compared to $181,000 and $348,000 during the same 2006 periods, respectively.
BankAtlantic Bancorp
     In June 2007, the Board of Directors of BankAtlantic Bancorp granted to its employees incentive and non-qualifying stock options to acquire an aggregate of 801,850 shares of BankAtlantic Bancorp Class A common stock under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The options granted to employees vest in five years and expire ten years after the grant date. The stock options were granted with an exercise price of $9.38 which was equal to the market value of BankAtlantic Bancorp Class A common stock at the date of grant. Additionally, during June 2007, BankAtlantic Bancorp non-employee directors were issued 10,660 shares of BankAtlantic Bancorp restricted Class A common stock and granted options to acquire 104,647 shares of BankAtlantic Bancorp Class A common stock. BankAtlantic Bancorp restricted stock and stock options were granted under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. BankAtlantic Bancorp restricted stock issued to directors will vest monthly over a 12-month service period. BankAtlantic Bancorp non-employee director stock options were vested on the date of grant, have a ten-year term and have an exercise price of $9.38 which was equal to the market value of the Class A common stock on the date of grant. Non-employee director compensation expense of $270,000 was recognized in connection with the option grants.

     The table below presents BankAtlantic Bancorp weighted average assumptions used to value options granted in June 2007:

	Employees	Directors
Stock Price	$9.38	$9.38
Exercise Price	$9.38	$9.38
Interest Rate	4.96%	4.63%
Dividend Rate	1.75%	1.75%
Volatility	29.65%	27.80%
Option Life (years)	7.50	5.00
Option Value	$3.29	$2.58
Annual Forfeiture Rate	3.60%	0%
     The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity during the six months of 2006 and 2007:

Class A
Outstanding
Options
Outstanding at December 31, 2005	6,039,253
Exercised	(1,324,281)
Forfeited	(148,816)
Issued	37,408

Outstanding at June 30, 2006	4,603,564

Outstanding at December 31, 2006	5,238,905
Exercised	(394,023)
Forfeited	(172,209)
Expired	(2,347)
Issued	956,247
Outstanding at June 30, 2007	5,626,573

Exercisable at June 30, 2007	1,823,085

	For the Six Months
	Ended June 30,
	2007	2006
Weighted average exercise price of options outstanding	$11.25	$10.43
Weighted average exercise price of options exercised	$5.64	$4.07
Weighted average price of options forfeited	$14.77	$13.74
Weighted average price of options expired	$4.33	$—
     BankAtlantic Bancorp’s share-based compensation expense for the three and six months ended June 30, 2007 was $1.3 million and $2.3 million, respectively, compared to $1.1 million and $2.2 million during the same 2006 periods, respectively.

Levitt
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of Levitt’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options using the straight-line method. During the three months ended June 30, 2007 and 2006, options to acquire 702,909 and 37,500 shares of Levitt’s Class A Common Stock were granted by Levitt, respectively. During the six months ended June 30, 2007 and 2006 options to acquire 740,409 and 37,500 shares, respectively, of Levitt Class A Common Stock were granted by Levitt. The fair value of each option was estimated using the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected volatility	43.218%	37.5203% - 37.5037%	40.05% - 43.218%	37.5203% - 37.5037%
Expected dividend yield	0.00%	.39% - .54%	0.00% - .83%	.39% - 54%
Risk-free interest rate	5.14%	5.02% - 5.13%	4.58% - 5.14%	5.02% - 5.13%
Expected life	7.5 years	7.5 years	7.5 years	7.5 years
Forfeiture rate — executives	5.0%	5.0%	5.0%	5.0%
Forfeiture rate — non-executives	10.0%	10.0%	10.0%	10.0%
     Expected volatility has increased in the three and six months ended June 30, 2007 compared to the same period in 2006 due to the market price of Levitt’s stock declining in the period which is consistent with the homebuilding industry. Expected dividend yield has gone down because Levitt expects to not pay dividends to its shareholders in the foreseeable future. The most recent dividend declared was in the first quarter of 2007.
     Levitt’s non-cash stock compensation expense related to unvested stock options for the three months ended June 30, 2007 and 2006 amounted to $822,803 and $611,812, respectively, with an expected income tax benefit of $208,225 and $173,000, respectively. Levitt’s non-cash stock compensation expense related to unvested stock options for the six months ended June 30, 2007 and 2006 amounted to $1,614,531 and $1,263,058, respectively, with expected income tax benefit of $410,477 and $342,000, respectively.
     Levitt also grants restricted stock, which is valued based on the market price of the common stock on the date of grant and normally are issued to directors and vested over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Levitt’s non-cash stock compensation expense related to restricted stock for the three months ended June 30, 2007 and 2006 amounted to $26,000 and $55,000, respectively. Levitt’s non-cash stock compensation expense related to restricted stock for the six months ended June 30, 2007 and 2006 amounted to $46,000 and $110,000, respectively.
7. Benihana Convertible Preferred Stock Investment
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). On May 21, 2007 the Board of Directors of Benihana approved a three-for-two stock split effected by means of a dividend of one-half of one share of Benihana’s common stock for each outstanding share of Benihana’s common stock and each outstanding share of Benihana’s Class A common stock to holders of record on June 1, 2007 and payable on June 15, 2007. Pursuant to the Company’s agreement with Benihana, the shares of Convertible Preferred Stock after the three-for-two stock split are convertible into an aggregate of 1,578,943 Benihana’s common stock at a conversion price of $12.6667. Based upon Benihana’s currently outstanding capital stock, the Convertible Preferred Stock if converted, would represent an approximately 17% voting interest and an approximately 10% economic interest in Benihana. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.

8. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Real estate loans:
Residential (1-4 family)	$2,224,069	$2,158,506
Construction and development	772,198	859,556
Commercial	967,278	1,071,287
Small business	203,334	186,833
Other loans:
Home equity	613,000	562,318
Commercial business	133,988	157,109
Small business — non-mortgage	100,152	98,225
Consumer loans	16,656	17,406
Deposit overdrafts	10,707	8,440
Other loans	—	425

Total gross loans	5,041,382	5,120,105

Adjustments:
Undisbursed portion of loans in process	(373,966)	(482,842)
Premiums discounts and deferred fees	2,698	1,306
Deferred profit on commercial real estate loans	(115)	(204)
Allowance for loan losses	(55,108)	(44,173)

Loans receivable — net	$4,614,891	$4,594,192

     Allowance for Loan Losses (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$50,926	$42,506	$44,173	$41,830

Loans charged-off	(1,797)	(350)	(2,924)	(716)
Recoveries of loans previously charged-off	1,062	482	1,481	1,361

Net (charge-offs) recoveries	(735)	132	(1,443)	645
Allowance for loan losses, acquired	—	—	—	—
Provision for loan losses	4,917	(20)	12,378	143

Balance, end of period	$55,108	$42,618	$55,108	$42,618

     The following summarizes impaired loans (in thousands):

	June 30, 2007		December 31, 2006
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$12,944	$5,850	$325	$162
Impaired loans without specific valuation allowances	17,344	—	10,319	—

Total	$30,288	$5,850	$10,644	$162

     Impaired loans without specific valuation allowances at June 30, 2007 include $8.2 million of performing loans. No impaired loans without specific reserves were performing at December 31, 2006.
9. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Land and land development costs	$540,062	$579,256
Construction costs	155,918	180,005
Capitalized interest and other costs	105,460	88,231

Total	$801,440	$847,492

     The above inventory balances have been reduced by approximately $94.7 million and $33.3 million of impairment reserves at June 30, 2007 and December 31, 2006, respectively. Due to the downturn in the homebuilding market, Levitt monitors projected future cash flows from inventory on a quarterly basis to determine if the impairment reserves are adequate.
     At June 30, 2007, Levitt reviewed the real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with Levitt’s standard practices, and due to significant price reductions and sales incentives offered in the second quarter of 2007 and continued deterioration in the homebuilding market, Levitt assessed all projects, which included homebuilding projects and land held for development and sale, to identify underperforming projects and land investments with carrying amounts that may not be recoverable through future cash flows. Levitt measures the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted cash flows.
     Each project was assessed individually and as a result, the assumptions used to derive future cash flows varied by project. For land held for sale that is being remarketed, contract proposals from third parties or market assessments were used. For homebuilding projects, a variety of assumptions were used. These key assumptions are dependent on project-specific conditions and are inherently uncertain. The factors that may influence the assumptions include:
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

     Levitt modified cash flow assumptions used at year end and at March 31, 2007 based on local market conditions and project-specific factors that changed during the three months ended June 30, 2007. Assumptions were updated to reflect current market trends, current pricing strategies including any sales incentives or discounts, and recent sales, delivery and cancellation trends. After considering these factors, Levitt projected future cash flows for the balance of the project until the project is expected to be sold out. If the resulting carrying amount of the project exceeded the estimated undiscounted cash flows from the project, an impairment charge was recognized to reduce the carrying value of the project to fair value. Fair value is determined by applying a risk based discount rate (currently 15%) to the future estimated cash flows for each project.
     At June 30, 2007, Levitt had 13 projects in the Tennessee Homebuilding segment with inventory available for sale. The projects in Tennessee are generally smaller and of a shorter duration than projects in other markets. These projects are expected to sell out through 2008. Levitt used certain assumptions in the impairment evaluation for the Tennessee projects at June 30, 2007 regarding projected sales prices, unit sales and margin percentage which resulted in projected negative margins at six projects ranging between 5.3% and 67.2%. In addition, if there were projected losses in backlog on certain contracts entered into in the second quarter of 2007, Levitt fully reserved for the projected losses on those contracts.
     Levitt’s homebuilding projects in the Primary Homebuilding segment are generally larger than projects in the Tennessee Homebuilding segment and many are in the early stages of development. Accordingly, the projections for many projects will extend for four to seven years into the future, inherently increasing the uncertainty involved in the projections. Specific assumptions for projected unit sales and margin percentage on delivered units for homebuilding projects excluding Tennessee include:
•	estimated average future sales prices were based on current sales prices with significant discounts and incentives continuing through 2009 followed by average sales price increases ranging from nominal to 4% in 2010 and beyond. Discounting activity is assumed to gradually diminish beginning in the second half of 2009;

•	estimated future construction and land development costs were kept relatively consistent throughout the entire project;

•	estimates of average (unweighted) gross margin percentages ranging between 8% and 11% in the early years and 14% and higher in 2011 and beyond;

•	estimated future sales rates were projected to decline in 2007 and 2008, with more than 50% of projects projected to average less than 80 units per year. Sales rates were projected to improve in 2009, with only 25% of projects selling less than 80 units per year, and then stabilizing beginning in 2010.
     As a result of the above analysis, Levitt recorded impairment charges in the three and six months ended June 30, 2007 for eight projects in the Primary Homebuilding segment and for ten projects in the Tennessee Homebuilding segment. During the three months ended June 30, 2007 and 2006 impairment charges which are included in cost of sales of real estate amounted to approximately $63.0 million and $4.7 million, respectively. In the six months ended June 30, 2007 and 2006 impairment charges amounted to approximately $63.3 million and $4.7 million, respectively.
     At June 30, 2007,Levitt’s total homebuilding inventory was $586.9 million, of which $183.6 million, or 31.3%, had recorded impairments. At the time these impairments were taken, inventory on those projects was recorded at estimated fair value which was below cost. The balance of the projects are recorded at cost. At December 31, 2006 Levitt’s total homebuilding inventory was $664.6 million, of which $113.6 million, or 17.1%, had recorded impairments. The balance was recorded at cost.
10. Assets Held for Sale
     In June 2007, Core Communities solicited bids from several potential buyers to purchase assets associated with two of Core Communities’ commercial leasing projects. Management believes these offers are reasonable in relation to the current fair value and it is management’s intention to complete the sale of these assets by the end of this calendar year. However, Core Communities has not entered into definitive agreements for the sale of these assets and there is no assurance that these sales will be completed during 2007. The assets are available for immediate sale in their present condition. It is reasonably possible that management may have continuing involvement in operating and managing these assets after the sale and may keep a retained interest in the assets and as a result exercise influence over the operating and financial policies of the real estate assets in the future. In accordance with SFAS No. 144, Levitt has not classified the operations of these assets as discontinued operations due to the potential continuing involvement and retained interest. However, the assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale have also been reclassified in the unaudited consolidated statements of financial condition at June 30, 2007. Prior period amounts have been reclassified to conform to the current year presentation. Levitt has elected not to separate out these assets in the unaudited consolidated statements of cash flows for all periods presented. Depreciation related to these assets held for sale ceased in June 2007.
11. Investments in Unconsolidated Affiliates
     The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	June 30,	December 31,
	2007	2006
Investment in Bluegreen Corporation	$109,658	$107,063
Investments in joint ventures and limited partnerships	4,300	7,749
BankAtlantic Bancorp investment in statutory business trusts	8,685	7,910
Levitt investment in statutory business trusts	2,601	2,565

	$125,244	$125,287

     The Consolidated Statements of Operations include the following amounts for investments in unconsolidated affiliates (in thousands):

	For the Three Months		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Equity in Bluegreen earnings	$1,357	$2,152	$3,101	$2,103
Equity in joint ventures, limited partnerships and statutory trusts earnings	669	201	1,818	1,021

Income from unconsolidated affiliates	$2,026	$2,353	$4,919	$3,124

     At June 30, 2007, Levitt owned approximately 9.5 million shares of the common stock of Bluegreen Corporation representing approximately 31% of Bluegreen’s outstanding common stock. Levitt’s investment in Bluegreen is accounted for under the equity method.

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
Total assets	$978,867	$854,212

Total liabilities	$598,501	$486,487
Minority interest	17,968	14,702
Total shareholders’ equity	362,398	353,023

Total liabilities and shareholders’ equity	$978,867	$854,212

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues and other income	$170,972	$165,950	$317,854	$312,908
Cost and other expenses	162,739	153,574	299,385	292,955

Income before minority interest and provision for income taxes	8,233	12,376	18,469	19,953
Minority interest	1,633	1,677	3,267	2,699

Income before provision for income taxes	6,600	10,699	15,202	17,254
Provision for income taxes	(2,508)	(4,119)	(5,777)	(6,643)

Income before cumulative effect of change in accounting principle	4,092	6,580	9,425	10,611
Cumulative effect of change in accounting principle, net of tax	—	—	—	(5,678)
Minority interest in cumulative effect of change in accounting principle	—	—	—	1,184

Net income	$4,092	$6,580	$9,425	$6,117

     Effective January 1, 2006, Bluegreen adopted Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”) which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the six months ended June 30, 2006, and accordingly reduced the earnings in Bluegreen recorded by Levitt by approximately $1.4 million for the same period.
12. Other Debt
     On February 28, 2007, Core Communities of South Carolina, LLC, a wholly-owned subsidiary of Core Communities, entered into a $50.0 million revolving credit facility for construction financing for the development of the Tradition South Carolina master planned community. The facility is due and payable on February 28, 2009 and may be extended for one year subject to compliance with the conditions set forth in the agreement. The loan is collateralized by 1,829 gross acres of land and the related improvements and easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities. Interest accrues at the bank’s Prime Rate (8.25% at June 30, 2007) and is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants.
     On March 21, 2007, Levitt and Sons entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement and borrowed $30.2 million under the facility. The proceeds were used to finance the intercompany purchase of a 150 acre parcel in Tradition South Carolina from Core Communities (by repaying outstanding acquisition indebtedness on the property owed to Core Communities) and to refinance a $15.0 million line of credit. The facility is collateralized by a mortgage on the 150 acre parcel in Tradition South Carolina and by a guarantee of Levitt Corporation. Levitt Corporation’s guarantee of the $15.0 million working capital component of the facility is secured by a pledge of Levitt Corporation’s membership interest in Levitt and Sons. The guarantee and the pledge of the membership interest can be released by payment in full of any amounts outstanding under the $15.0 million working capital component. The facility is due and payable on March 21, 2011 and may be extended for an additional year at the discretion of the financial institution at the anniversary date of the facility. Interest accrues under the facility at the Prime Rate and is payable monthly.
     Levitt is in compliance with all covenants under all facilities at June 30, 2007.
13. Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	June 30,	December 31,
	2007	2006
BankAtlantic Bancorp	$396,167	$411,396
Levitt	239,634	286,230
Joint Ventures and Limited Partnerships	689	697

	$636,490	$698,323

14. Interest Expense
     The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest expense	$61,589	$47,557	$120,825	$93,278
Interest capitalized	(13,765)	(9,822)	(26,771)	(18,331)

Interest expense, net	$47,824	$37,735	$94,054	$74,947

     The following table is a summary of interest incurred and capitalized relating to real estate under development and construction and property and equipment under construction (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest incurred	$13,765	$9,533	$26,771	$17,562
Interest capitalized to property and equipment	(654)	—	(1,104)	—
Interest capitalized to real estate inventory	(13,111)	(9,533)	(25,667)	(17,562)

Interest expense, net	$—	$—	$—	$—

Interest included in cost of sales	$5,562	$3,091	$9,987	$5,685

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
     For fixed assets under construction, interest associated with these assets is capitalized as incurred and is expense through depreciation once the asset is put into use.
15. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
     Commitments and financial instruments with off-balance sheet risk consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
BFC Activities
Guaranty agreements	$59,000	$34,396
Financial Services
Commitments to sell fixed rate residential loans	26,496	30,696
Commitments to sell variable rate residential loans	2,680	2,921
Commitments to sell commercial loans	3,100	—
Commitments to purchase fixed rate residential loans	20,500	—
Commitments to purchase variable rate residential loans	92,869	12,000
Commitments to purchase commercial loans	10,000	57,525
Commitments to originate loans held for sale	23,745	26,346
Commitments to originate loans held to maturity	309,592	223,060
Commitments to extend credit, including the undisbursed portion of loans in process	1,045,796	890,036
Commitments to purchase branch facilities land	6,260	11,180
Standby letters of credit	50,766	67,831
Commercial lines of credit	96,932	86,992
Homebuilding & Real Estate Development
Levitt’s commitments to purchase properties for development	14,200	14,200

BFC Activities
     In 2005, BFC entered into guarantee agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. A wholly-owned subsidiary of CCC has a one percent general partner interest in a limited partnership that in turn has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC has guaranteed certain obligations on two nonrecourse loans. BFC’s maximum exposure under the guarantee agreements is estimated to be approximately $21.3 million, the full amount of the indebtedness. Based on the value of the assets securing the indebtedness, BFC does not believe that any payment will be required by BFC under the guarantee. As general partner of the limited partnership, CCC does not have control and does not have the ability to make major decisions without the consent of other partners and members.
     A subsidiary of CCC has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida and in connection with the purchase, CCC guaranteed repayment of a portion of the nonrecourse loan on the property. CCC’s maximum exposure under this guaranty agreement is $8.0 million representing approximately 37.2% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property. Based on the value of the limited partnership assets securing the indebtedness, BFC does not believe that any payment by CCC will be required under the guarantee. CCC also separately guaranteed the payment of certain environmental indemnities and limited specific obligations of the partnership.
     A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party formed a limited liability company to purchase two commercial properties in Hillsborough County, Florida. CCC East Tampa has a 10% interest in the limited liability company and is the managing member with an initial contribution of approximately $765,500 and the unaffiliated member has a 90% interest in the limited liability company having contributed approximately $6,889,500. In December 2006, the limited liability company purchased the commercial properties for an aggregate purchase price of $29.8 million and in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $5.0 million each. The BFC guarantee represents approximately 21% of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, BFC does not believe that any payment will be required under the agreements. Although CCC East Tampa is the managing member of the limited liability company, it does not have the ability to make major decisions without the consent of the unaffiliated member. The CCC East Tampa investment is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The company accounts for its investment under the equity method of accounting.
     In June 2007, a wholly-owned subsidiary of CCC (“CCC East Kennedy”), entered into an agreement with an unaffiliated third party. Pursuant to the agreement a newly formed limited partnership, Cypress Creek Capital/Tampa, Ltd. (“CCC/Tampa”) was formed whereby CCC East Kennedy has 50% general partner ownership interest and the unaffiliated third party has 50% limited partner interest. The purpose of CCC/Tampa was to acquire a 10% investment in a limited liability company that owns and operates an office building located in Tampa, Florida. CCC/Tampa has a 10% interest in the limited liability company with an initial contribution of $1.2 million and the unaffiliated members have a 90% interest having contributed approximately $10.4 million. The limited liability company purchased the office building in June 2007 for an aggregate purchase price of $48.0 million and in connection with the purchase, BFC guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $15.0 million, and a maximum of $25.0 million in the event of any petition or involuntary proceedings under United State Bankruptcy code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. Based on the assets securing the indebtedness, BFC does not believe that any payment will be required under the agreements. Although CCC East Kennedy is the general partner of the limited partnership, which is managing member of the limited liability company, it does not have control and does not have the ability to make major decisions without the consent of other partners and members. The CCC East Kennedy investment of approximately $599,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The company accounts for its investment under the equity method of accounting.

     Other than these guarantees, the remaining instruments indicated in the table are direct commitments of BankAtlantic Bancorp or Levitt and their subsidiaries.
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $40.6 million at June 30, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $10.2 million at June 30, 2007. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2007 and December 31, 2006 was $275,000 and $44,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Homebuilding & Real Estate Development
     At June 30, 2007, Levitt and Sons had a commitment to purchase property in Georgia for the development of 650 units for $14.2 million. Should Levitt and Sons decide not to purchase the underlying property, the liability would be limited to the amount of the deposit, which was $400,000 at June 30, 2007. The projected closing is in 2008. There is no assurance that Levitt and Sons will consummate the purchase pursuant to the terms of the contract, or at all. Management continually reviews its commitments to ensure that they are in line with Levitt’s objectives.
     At June 30, 2007, Levitt had outstanding surety bonds and letters of credit of approximately $94.9 million related primarily to obligations to various governmental entities to construct improvements in various communities. Levitt estimates that approximately $59.5 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn.
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

     The following table presents BFC, BankAtlantic Bancorp, Levitt and Bluegreen related party transactions at June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006. Such amounts were eliminated in the Company’s consolidated financial statements (in thousands).

				BankAtlantic
			BFC	Bancorp	Levitt	Bluegreen
For the Three Months Ended June 30, 2007

Shared service income (expense)	(a	)	$658	$(313)	$(233)	$(112)

Interest income (expense) from cash balance/securities sold under agreements to repurchase			$10	$(39)	$29	$—

For the Three Months Ended June 30, 2006
Shared service income (expense)	(a	)	$525	$(142)	$(308)	$(75)

Interest income (expense) from cash balance/securities sold under agreements to repurchase			$11	$(147)	$136	$—

For the Six Months Ended June 30, 2007

Shared service income (expense)	(a	)	$1,378	$(667)	$(494)	$(217)

Interest income (expense) from cash balance/securities sold under agreements to repurchase			$21	$(90)	$69	$—

For the Six Months Ended June 30, 2006

Shared service income (expense)	(a	)	$1,031	$(282)	$(610)	$(139)

Interest income (expense) from cash balance/securities sold under agreements to repurchase			$21	$(299)	$278	$—

At June 30, 2007

Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$1,292	$(6,588)	$5,296	$—

Shared service receivable (payable)			$299	$(99)	$(76)	$(124)

At December 31, 2006

Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$996	$(5,547)	$4,551	$—

Shared service receivable (payable)			$312	$(142)	$(107)	$(63)

(a)	Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp, Levitt and Bluegreen to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations. The costs of shared services are allocated based upon the estimated usage of the respective services. Also as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

(b)	BFC and Levitt entered into securities sold under agreements to repurchase (“Repurchase Agreements”) with BankAtlantic and the balance in those accounts in the aggregate was approximately $6.6 million and $5.5 million at June 30, 2007 and December 31, 2006, respectively. Interest in connection with the Repurchase Agreements was approximately $90,000 and $299,000 for the six months ended June 30, 2007 and 2006, respectively. These transactions have similar terms as BankAtlantic repurchase agreements with unaffiliated third parties.
     BankAtlantic Bancorp in prior periods issued options to acquire shares of its Class A common stock to employees of Levitt when Levitt was a subsidiary of BankAtlantic Bancorp. Additionally, BankAtlantic Bancorp has elected, in accordance with the terms of its stock option plans, not to cancel the stock options held by their former employees that transferred to its affiliate companies. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the six months ended June 30, 2007 and 2006, certain of these former employees exercised 13,062 and 51,464 of options to acquire BankAtlantic Bancorp Class A common stock at a weighted average exercise price of $8.56 and $3.28, respectively.

     Options outstanding to BankAtlantic Bancorp former employees, who are now employees of BFC and Levitt consisted of the following as of June 30, 2007:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	282,005	$9.84
Options nonvested	154,587	$12.32
     During the year ended December 31, 2006 and in June 2007, BankAtlantic Bancorp issued to BFC employees who performed services for BankAtlantic Bancorp options to acquire 50,300 and 49,750 shares of the BankAtlantic Bancorp’s Class A common stock at an exercise price of $14.69 and $9.38, respectively. These options vest in five years and expire ten years from the grant date. The Company recorded $15,000 and $27,000 of expenses for the three and six months ended June 30, 2007 with respect to these options. No options were granted to BFC employees during the three and six months ended June 30, 2006.
     In March 2007 Mr. Abdo, the Company’s Vice Chairman, paid in full his outstanding loan balance of $425,000 in connection with funds borrowed in July 2002 on a recourse basis.
     Certain of the Company’s affiliates, including its executive officers, independently made minor investments with their own funds in both public and private entities in which the Company holds investments.
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

     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Basic (loss) earnings per common share
Numerator:
(Loss) income from continuing operations allocable to common stock	$(3,086)	$47	$(4,900)	$(231)
Discontinued operations, net of taxes	(15)	(313)	1,038	(522)

Net loss allocable to common shareholders	$(3,101)	$(266)	$(3,862)	$(753)

Denominator:
Weighted average number of common shares outstanding	35,844	35,815	35,851	35,450
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	33,451	33,422	33,458	33,057

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.09)	$—	$(0.15)	$(0.01)
(Loss) earnings per share from discontinued operations	—	(0.01)	0.03	(0.02)

Basic (loss) per common share	$(0.09)	$(0.01)	$(0.12)	$(0.03)

Diluted (loss) earnings per share
Numerator
(Loss) income from continuing operations allocable to common stock	$(3,086)	$47	$(4,900)	$(231)
Effect of securities issuable by subsidiaries	(5)	(6)	(31)	(23)

(Loss) income from continuing operations allocable to common stock — diluted	(3,091)	41	(4,931)	(254)

Discontinued operations, net of taxes	(15)	(313)	1,038	(522)
Effect of securities issuable by subsidiaries	—	—	—	—
Discontinued operations, net of taxes — diluted	(15)	(313)	1,038	(522)

Net loss allocable to common shareholders — diluted	$(3,106)	$(272)	$(3,893)	$(776)

Denominator
Basic weighted average number of common shares outstanding	33,451	33,422	33,458	33,057
Common stock equivalents resulting from stock-based compensation	—	—	—	—

Diluted weighted average shares outstanding	33,451	33,422	33,458	33,057

Diluted (loss) earnings per share
Loss per share from continuing operations	$(0.09)	$—	$(0.15)	$(0.01)
(Loss) earnings per share from discontinued operations	—	(0.01)	0.03	(0.02)

Diluted loss per common share	$(0.09)	$(0.01)	$(0.12)	$(0.03)

     During the three months ended June 30, 2007 and 2006, 1,348,375 and 938,439, respectively, and during the six months ended June 30, 2007 and 2006, 1,127,722 and 1,315,110, respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.

18. Parent Company Financial Information
     BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in the Company’s Annual Report on Form 10-K as amended by Amendment No. 2 on Form 10-K/A, for the year ended December 31, 2006. The Company’s investments in consolidated subsidiaries are presented as if accounted for using the equity method of accounting in the parent company financial statements.
     BFC’s parent company unaudited condensed statements of financial condition at June 30, 2007 and December 31, 2006, unaudited condensed statements of operations for the three and six months ended June 30, 2007 and 2006 and unaudited condensed statements of cash flows for the six months ended June 30, 2007 and 2006 are shown below (in thousands):
Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$16,488	$17,815
Investment securities	1,119	2,262
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	898	908
Investment in BankAtlantic Bancorp, Inc.	116,557	113,586
Investment in Levitt Corporation	47,706	57,009
Investment in and advances to wholly-owned subsidiaries	1,611	1,525
Loans receivable	2,751	2,157
Other assets	2,487	2,261

Total assets	$209,617	$217,523

Liabilities and Shareholders’ Equity
Advances from and negative basis in wholly-owned subsidiaries	$1,331	$1,290
Other liabilities	6,917	7,351
Deferred income taxes	27,217	31,297

Total liabilities	35,465	39,938
Total shareholders’ equity	174,152	177,585

Total liabilities and shareholders’ equity	$209,617	$217,523

Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$1,872	$603	$2,431	$1,176
Expenses	2,276	2,141	4,190	4,361

(Loss) before earnings (loss) from subsidiaries	(404)	(1,538)	(1,759)	(3,185)
Equity from earnings in BankAtlantic Bancorp	2,588	2,249	2,111	3,993
Equity from loss in Levitt	(9,646)	(123)	(9,484)	(232)
Equity from earnings (loss) in other subsidiaries	109	(143)	124	(175)

Loss income before income taxes	(7,353)	445	(9,008)	401
(Benefit) provision for income taxes	(4,454)	211	(4,483)	257

(Loss) income from continuing operations	(2,899)	234	(4,525)	144
Equity in subsidiaries’ discontinued operations, net of tax	(15)	(313)	1,038	(522)

Net loss	(2,914)	(79)	(3,487)	(378)
5% Preferred Stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(3,101)	$(266)	$(3,862)	$(753)

Parent Company Statements of Cash Flow — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2007	2006
Operating Activities:
Net cash used in operating activities	$(3,475)	$(2,262)

Investing Activities:
Proceeds from the sale of investment in real estate limited partnership	1,000	—
Proceeds from the sale of securities	1,336	—
Investment in real estate limited partnership	—	(1,000)

Net cash provided by (used) in investing activities	2,336	(1,000)

Financing Activities:
Proceeds from issuance of Common Stock upon exercise of stock option	187	—
Payment of the minimum withholding tax upon the exercise of stock options	—	(4,155)
5% Preferred Stock dividends paid	(375)	(375)

Net cash used in financing activities	(188)	(4,530)

Decrease in cash and cash equivalents	(1,327)	(7,792)
Cash at beginning of period	17,815	26,683

Cash at end of period	$16,488	$18,891

Supplementary disclosure of non-cash investing and financing activities
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$(246)	$(313)
Decrease in accumulated other comprehensive loss, net of taxes	(269)	(804)
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	—	4,156
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	121	—
     Cash dividends received from subsidiaries for the six months ended June 30, 2007 and 2006 were $1.1 million for each period ended.
19. Litigation
     On February 28, 2007 and March 1, 2007, two identical complaints were filed in the 17th Judicial Circuit in and for Broward County, Florida against Levitt, the members of Levitt’s Board of Directors and BFC Financial Corporation in (i) Samuel Flamholz, on behalf of himself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp. and (ii) Elaine Mount, on behalf of herself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp., respectively. Each complaint relates to the previously reported definitive merger agreement entered into by Levitt and BFC, pursuant to which Levitt would, if the merger is consummated, become a wholly-owned subsidiary of BFC. The complaints allege that the members of Levitt’s Board of Directors breached their fiduciary duty to Levitt’s minority shareholders by approving the merger agreement with BFC. In both complaints, the plaintiffs sought to enjoin the merger or, if it is completed, to rescind it. On June 22, 2007, an order dismissing the claims without prejudice or cost or fees to either side was entered by the court. At this time, the Company does not estimate that it will incur any additional loss with respect to this litigation.

20. Agreement to Acquire Levitt
     As previously reported, the Company, on January 30, 2007, entered into a definitive merger agreement with Levitt which, if the transactions contemplated by such agreement are consummated, would result in Levitt becoming a wholly-owned subsidiary of the Company. If the merger is consummated, holders of Levitt Class A Common Stock other than the Company will receive 2.27 shares of the Company’s Class A Common Stock for each share of Levitt Class A Common Stock they hold at the effective time of the merger and cash in lieu of any fractional shares. Further, under the terms of the merger agreement, options to purchase, and restricted stock awards, of shares of Levitt’s Class A common stock will be converted into options to purchase, and restricted stock awards, as applicable, of shares of BFC Class A Common Stock with appropriate adjustments. The merger agreement contains certain customary representations, warranties and covenants on the part of the Company and Levitt, and the consummation of the merger is subject to a number of customary closing and termination conditions. Further, in addition to the shareholder approvals required by Florida law, the merger will also be subject to the approval of the holders of Levitt’s Class A common stock other than BFC and certain other shareholders. The shares of Levitt common stock held by the Company will be cancelled in the merger. Pursuant to the terms of the Merger Agreement, both BFC and Levitt were entitled to terminate the Merger Agreement if the Merger was not consummated by July 31, 2007; provided, however, that BFC was entitled to extend this termination date to a date not later than October 1, 2007 on certain conditions by providing written notice of such extension to Levitt by July 15, 2007. On July 11, 2007, BFC provided written notice to Levitt of its election to extend the above-mentioned termination date to October 1, 2007. BFC is currently reviewing the merger transaction to determine whether it is willing to proceed with the transaction given current circumstances and events relating to Levitt and the transaction, and BFC has been advised by Levitt that it is also reviewing how best to proceed.
21. Subsequent Event
     In July 2007, the Company sold 11,500,000 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $3.40 per share. Net proceeds from the sale of the 11,500,000 shares by the Company totaled approximately $36.3 million, after underwriting discounts, commissions and offering expenses. The Company’s management expects to use the proceeds of this offering to support Levitt and for general corporate purposes, including working capital. Levitt previously indicated that, if the announced merger is not consummated for any reason, it currently intends to pursue a rights offering to holders of its common stock, giving each such holder, including BFC, the right to purchase a proportional number of additional shares of Levitt’s Class A Common Stock. BFC currently intends to use the net proceeds of this offering primarily to fully participate in any rights offering made by Levitt or to otherwise make additional debt or equity investments in Levitt.
22. New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value in generally accepted accounting principles (“GAAP”), establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Statement will change key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to implement this Statement on January 1, 2008. Management is currently evaluating the impact this Statement will have on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure eligible assets and liabilities at fair value on a contract by contract basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects to implement the Statement as of January 1, 2008 and management does not believe that the adoption of SFAS No. 159 will have a significant impact on the Company’s consolidated financial statements.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums”, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning January 1, 2008). The effect of this EITF is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (which may also be referred to as “BFC”, the “Company”, “we,” “us,” or “our”) for the six months ended June 30, 2007 and 2006.
     BFC Financial Corporation (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC is typically a long-term, “buy and hold” investor whose direct and indirect, diverse ownership interests span a variety of business sectors, including consumer and commercial banking; homebuilding; development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and casual family dining business, and real estate investment banking and investment services. BFC’s current major holdings include a controlling interest in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) (NYSE: BBX), which includes its subsidiary, BankAtlantic, and a 16% ownership interest in Stifel Financial Corp. (NYSE: SF); Levitt Corporation (“Levitt”) (NYSE: LEV), which includes its subsidiaries Levitt and Sons, LLC™ (“Levitt and Sons”) and Core Communities, LLC (“Core Communities”) and Levitt’s 31% ownership interest in Bluegreen Corporation (“Bluegreen”) (NYSE: BXG); a minority interest in the national restaurant chain, Benihana, Inc. (Nasdaq: BNHN); and Cypress Creek Capital, Inc. (“CCC”), a wholly-owned subsidiary of BFC. Although BFC’s current holdings primarily consist of minority positions, it also explores investment opportunities with an 80-100% ownership potential. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (GAAP) require BFC to consolidate the financial results of these companies. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. As shown below, BFC’s economic ownership in BankAtlantic Bancorp and Levitt is 22.7% and 16.6%, respectively, which results in BFC recognizing 22.7% and 16.6% of BankAtlantic Bancorp’s and Levitt’s net income or loss, respectively. The portion of income or loss in those subsidiaries not attributable to our economic ownership interests is classified in our financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in our financial statements.
     As of June 30, 2007, we had total consolidated assets of approximately $7.6 billion, including the assets of our consolidated subsidiaries, noncontrolling interest of $636.5 million and shareholders’ equity of approximately $174.2 million.

     BFC’s ownership in BankAtlantic Bancorp and Levitt as of June 30, 2007 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	15.65%	8.30%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	22.73%	55.30%

Levitt
Class A Common Stock	2,074,243	11.14%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.60%	52.91%
Forward Looking Statements
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
     Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, homebuilding, resort development and vacation ownership, restaurant and real estate investment banking and services industries, while other factors apply directly to us. These include, but are not limited to, the following risks and uncertainties associated with BFC:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that available cash may not be sufficient to make desired investments;

•	that we may not be able to successfully execute our anticipated growth strategies;

•	that BFC shareholders’ interests may be diluted in transactions utilizing BFC stock for consideration and investments in its subsidiaries may be diluted by transactions entered into by the subsidiaries;

•	that the performance of entities in which the Company holds interests may not be as anticipated;

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made; and

•	that appropriate investment opportunities on reasonable terms and at reasonable prices may not be available.

     With respect to BankAtlantic Bancorp the risks and uncertainties that may affect BankAtlantic Bancorp are:
•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic’s loans, of changes in the real estate markets in BankAtlantic trade areas, and where BankAtlantic’s collateral is located;

•	the quality of BankAtlantic’s residential land acquisition and development loans (including “Builder Land Loans”) and conditions specifically in that market sector;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including the impact on BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on BankAtlantic Bancorp activities and the value of its assets;

•	BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their cost; the success of expense discipline initiatives;

•	BankAtlantic’s new store expansion program, successfully opening the anticipated number of new stores in 2007 and achieving growth and profitability at the stores in the time frames anticipated, if at all;

•	the impact of periodic testing of goodwill and other intangible assets for impairment; and

•	that past performance, actual or estimated new account openings and growth rates may not be indicative of future results.
     Additionally, BankAtlantic Bancorp acquired a significant investment in Stifel equity securities in connection with the Ryan Beck Holdings, Inc. sale, subjecting BankAtlantic Bancorp to the risk of the value of Stifel shares and warrants received varying over time. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that BankAtlantic Bancorp will be entitled to receive any earn-out payments.
     With respect to Levitt, the risks and uncertainties that may affect Levitt are:
•	the impact of economic, competitive and other factors affecting Levitt and its operations;

•	the market for real estate in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins and the fair value of Levitt’s real estate inventory;

•	the accuracy of the estimated fair value of Levitt’s real estate inventory and the potential for further impairment charges;

•	the impact of impairment charges and slow sales on Levitt’s debt instruments, including the potential that lenders require curtailment payments or other prepayments;

•	the need to offer additional incentives or discounts to buyers to generate sales;

•	the effects of increases in interest rates and availability of credit to buyers of Levitt homes;

•	cancellations of existing sales contracts and the ability to consummate sales contracts included in Levitt’s backlog;

•	Levitt’s ability to timely deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency;

•	the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales;

•	Levitt’s ability to periodically renew credit facilities on acceptable terms, if at all, and enable Levitt to finance projects through completion;

•	Levitt’s ability to maintain sufficient liquidity and satisfactory banking relationships in the event of a continued weakness in the housing market and continued negative cash flow;

•	Levitt’s ability to access additional capital on acceptable terms, if at all, including through BFC; and

•	Levitt’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above and elsewhere in this document, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions and estimates that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The ten accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations (vi) the valuation of real estate held for development and sale (vii) the valuation of equity method investments, (vii) accounting for uncertain tax positions; (ix) accounting for contingencies; and (x) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies (except for the accounting for uncertain tax positions which is described below) see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 2 on Form 10-K/A, for the year ended December 31, 2006.
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

Summary of Consolidated Results of Operations by Segment
     The table below sets forth the Company’s results of operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(as adjusted)		(as adjusted)
BFC Activities	$4,153	$(1,899)	$2,840	$(3,622)
Financial Services	11,728	10,443	9,524	18,465
Homebuilding & Real Estate Development	(58,087)	(737)	(57,111)	(1,398)

	(42,206)	7,807	(44,747)	13,445
Noncontrolling interest	(39,307)	7,573	(40,222)	13,301

(Loss) income from continuing operations	(2,899)	234	(4,525)	144
Discontinued operations, less income tax	(15)	(313)	1,038	(522)

Net loss	(2,914)	(79)	(3,487)	(378)
5% Preferred Stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common shareholders	$(3,101)	$(266)	$(3,862)	$(753)

     Net loss for the three months ended June 30, 2007 was $2.9 million compared with net loss of $79,000 for the same period in 2006. Net loss for the six months ended June 30, 2007 was $3.5 million compared with net loss of $378,000 for the same period in 2006. Net loss for the three months ended June 30, 2007 and 2006 includes $313,000 and $15,000 losses, respectively, from discontinued operations, net of income taxes and noncontrolling interest associated with Ryan Beck. Net loss for the six months ended June 30, 2007 and 2006 includes $1.0 million income and $522,000 loss, respectively, from discontinued operations, net of income taxes and noncontrolling interest associated with Ryan Beck, which was sold by BankAtlantic Bancorp to Stifel as described in note 3 to the unaudited financial statements for the quarter ended June 30, 2007.
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
     At June 30, 2007, BFC had 12 employees dedicated to BFC operations, 10 employees in Cypress Creek Capital, and 26 employees providing shared services to BFC and the affiliate companies. At June 30, 2006 there were 12 employees dedicated to BFC operations, 10 employees in Cypress Creek Capital and 23 employees providing shared services.
     The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months		Change	For the Six Months		Change
	Ended June 30,		2007 vs.	Ended June 30,		2007 vs.
(In thousands)	2007	2006	2006	2007	2006	2006
		(as adjusted)			(as adjusted)
Revenues
Interest and dividend income	$495	$546	$(51)	$1,004	$1,116	$(112)
Other income	2,890	1,027	1,863	4,517	2,031	2,486

	3,385	1,573	1,812	5,521	3,147	2,374

Cost and Expenses
Interest expense	16	4	12	28	16	12
Employee compensation and benefits	2,750	2,299	451	5,494	4,736	758
Other expenses	922	918	4	1,644	1,758	(114)

	3,688	3,221	467	7,166	6,510	656

Loss before income taxes	(303)	(1,648)	1,345	(1,645)	(3,363)	1,718
(Benefit) provision for income taxes	(4,456)	251	(4,707)	(4,485)	259	(4,744)
Noncontrolling interest	(5)	(5)	—	(8)	(4)	(4)

(Loss) income from continuing operations	$4,158	$(1,894)	$6,052	$2,848	$(3,618)	$6,466

     The approximate $1.9 million increase in other income during the three months ended June 30, 2007 as compared to the same period in 2006 was primarily related to a $1.3 million gain on the sale of securities in 2007 and advisory fees earned by CCC of approximately $793,000 in 2007 as compared to $296,000 in 2006. The increase in other income during the six months ended June 30, 2007 as compared to the same period in 2006 was due to a $1.3 million gain on the sale of securities and advisory fees earned by CCC of approximately $1.6 million in 2007 as compared to $623,000 in 2006. There were $728,000 in shared services reimbursements included in other income for the quarter ending June 30, 2007 compared with $621,000 included in other income for the same period in the prior year. For the six months ended June 30, 2007, other income included $1.5 million in shared services reimbursements compared with $1.2 million for the same period in the prior year.
     Employee compensation and benefits for employees dedicated to BFC operations, shared services and Cypress Creek Capital totaled $1.5 million, $0.8 million, and $0.4 million, respectively, for the quarter ended June 30, 2007 compared with $1.3 million, $0.6 million and $0.4 million in the same quarter in the prior year. The increase in employee compensation and benefits of 16% during the three months ended June 30, 2007 as compared to the same period in 2006 was primarily due to an increase in share based non cash compensation related to stock options of approximately $137,000 recorded in BFC operations, and increases in compensation for shared services personnel. Employee compensation and benefits for employees dedicated to BFC operations, shared services and Cypress Creek Capital totaled $2.7 million, $1.6 million, and $1.1 million, respectively, for the six months ended June 30, 2007 compared with $2.8 million, $1.2 million and $0.7 million in the same period in the prior year. The increase in employee compensation and benefits of 20% during the six months ended June 30, 2007 as compared to the same period in 2006 was primarily due to an increase in share based non cash compensation related to stock options of approximately $179,000 recorded in BFC operations, and increases in compensation for shared services and Cypress Creek personnel.
     Other expenses include audit fees, legal fees, directors costs and insurance. There were no meaningful changes in other expenses during the three and six month periods ended June 30, 2006 as compared to the same periods in 2007.
     The BFC Activities segment includes our provision (benefit) for income taxes including the tax provision (benefit) relating to our earnings (loss) from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements. The increases in BFC’s income tax benefit for the three and six months ended June 30, 2007 as compared to the same periods in 2006 were primarily due to the tax benefit from our equity loss from Levitt. The Company’s income tax provision (benefit) on a quarterly basis is estimated based on the Company’s estimated annual effective rate for the year 2007.
Unaudited Pro Forma Financial Information
     The following unaudited pro forma condensed combined financial statements present the pro forma combined financial position and results of operations of BFC as if the merger with Levitt was consummated, reflecting Levitt as its wholly-owned subsidiary, based upon the historical financial statements of BFC and Levitt, after giving effect to the merger and adjustments described in the accompanying footnotes, and are intended to reflect the impact of the merger on BFC. The unaudited pro forma condensed combined financial statements are based upon and have been developed from the historical audited consolidated financial statements of BFC contained in its Annual Report on Form 10-K, as amended by Amendment No. 2 on Form 10-K/A, for the year ended December 31, 2006 and the historical audited consolidated financial statements of Levitt contained in its Annual Report on Form 10-K, as amended by Amendment No. 2 on Form 10-K/A, for the year ended December 31, 2006.
     BFC is currently reviewing the merger transaction to determine whether it is willing to proceed with the transaction given current circumstances and events relating to Levitt and the transaction, and BFC has been advised by Levitt that it is also reviewing how best to proceed.
     The unaudited pro forma condensed combined financial statements are prepared using the purchase method of accounting, with BFC treated as the acquiror and as if the merger had been consummated on June 30, 2007, for purposes of preparing the unaudited pro forma condensed combined balance sheet as of June 30, 2007, and on January 1, 2007 and 2006, for purposes of preparing the unaudited pro forma condensed combined statements of operations for six months ended June 30, 2007 and for the year ended December 31, 2006, respectively. The following unaudited pro forma condensed combined financial statements are provided for illustrative purposes only and do not purport to represent what the actual consolidated results of operations or the actual consolidated financial position of BFC would have been had the merger occurred on the dates assumed, nor are they necessarily indicative of the future consolidated results of operations or consolidated financial position of BFC following the merger. The unaudited pro forma condensed combined financial statements should be read in conjunction with the separate historical consolidated financial statements and accompanying notes of BFC and Levitt.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
(In thousands, except share data)

		Pro forma
	June 30,	Adjustments
	2007	(a)		Pro forma
ASSETS
Cash and cash equivalents	$224,029	$—		$224,029
Securities available for sale (at fair value)	683,380	—		683,380
Investment securities (approximate fair value $311,574)	298,724	—		298,724
Tax certificates net of allowance of $3,829	230,540	—		230,540
Federal Home Loan Bank stock, at cost which approximates fair value	74,003	—		74,003
Loans receivable, net of allowance for loan losses of $55,108	4,614,891	—		4,614,891
Residential loans held for sale	6,980	—		6,980
Real estate held for development and sale	801,440	—		801,440
Real estate owned	23,886	—		23,886
Investments in unconsolidated affiliates	125,244	(26,651	)(b)	98,593
Properties and equipment, net	277,786	(9,143	)(c)	268,643
Goodwill and other intangibles	76,586	—		76,586
Deferred income tax asset	—	23,744	(d)	23,744
Other assets	97,371	(10,203	)(e)	87,168
Assets held for sale	71,380	20,848	(f)	92,228

Total assets	$7,606,240	$(1,406)		$7,604,834

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Non-interest bearing deposits	$971,260	$—		$971,260
Interest bearing deposits	3,045,883	—		3,045,883

Total deposits	4,017,143	—		4,017,143
Customer deposits on real estate held for sale	26,296	—		26,296
Advances from FHLB	1,397,051	—		1,397,051
Short term borrowings	181,513	—		181,513
Subordinated debentures, notes and bonds payable and junior subordinated debentures	972,569	485	(g)	973,054
Deferred tax liabilities, net	1,845	(1,845	)(d)	—
Other liabilities	150,418	—		150,418
Liabilities related to assets held for sale	48,763	—		48,763

Total liabilities	6,795,598	(1,359)		6,794,239

Noncontrolling interest	636,490	(239,634)		396,856

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares	—	—		—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 28,895,280 as adjusted, 66,429,233 shares issued and outstanding, pro forma	267	375		642
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,103,753	69	—		69
Additional paid-in capital	94,486	239,212		333,698
Retained earnings	78,148			78,148

Total shareholders’ equity before accumulated other comprehensive income	172,970	239,587	(h)	412,557
Accumulated other comprehensive income	1,182	—		1,182

Total shareholders’ equity	174,152	239,587		413,739

Total liabilities and shareholders’ equity	$7,606,240	$(1,406)		$7,604,834

(a)	Pro forma adjustments represent BFC’s acquisition of 83.4% of the difference in the estimated fair value of Levitt’s net assets after allocation of negative goodwill as compared to the corresponding book value. Negative goodwill resulted from the estimated fair value of acquired net assets exceeding the assumed purchase price (see footnote h). Negative goodwill was allocated to certain non-financial assets on a pro-rata basis to reduce the estimated fair value of such assets. Estimated fair values of Levitt’s net assets upon consummation of the merger may be different than as assumed herein due to fluctuations in the value of the net assets over time. The Company plans to continue to further research the appropriate allocation of negative goodwill and accordingly allocations may be subject to change in the future.

(b)	Represents a decrease of $26.7 million associated with the pro-rata allocation of $28.0 million in negative goodwill and an increase of approximately $1.3 million based upon the estimated total market value of the investment in Bluegreen common stock at June 29, 2007. The estimated total market value of the investment in Bluegreen was determined by multiplying the closing price of Bluegreen common stock on June 29, 2007 by the number of shares owned.

(c)	Represents a decrease of $9.1 million associated with the pro-rata allocation of negative goodwill.

(d)	Represents the reversal of BFC’s deferred tax liability of $15.7 million associated with Levitt’s undistributed earnings and the deferred tax consequences of basis differences created by purchase accounting (approximately $16.3 million.) Basis differences arise between the historical tax basis of Levitt’s net assets as compared to the book value of such assets recorded in purchase accounting which resulted in reclassifying $23.7 million from deferred tax liability to deferred tax asset. The deferred tax asset was computed using an income tax rate of 38.575%, the statutory rate in effect during the period presented.

(e)	Represents write-off of debt financing costs of $5.0 million and pro-rata allocation of negative goodwill of $5.2 million.

(f)	Represents an increase of approximately $20.8 million to estimated fair value for commercial properties held for sale.

(g)	Represents the estimated fair value of debt obligations based upon current borrowing rates for similar types of borrowing arrangements.

(h)	The assumed purchase price of $239.6 million represents the value of consideration for the merger, including the shares of BFC’s Class A Common Stock exchanged in the merger and cash consideration paid for costs associated with the merger. The value of BFC shares exchanged was calculated at $6.25, determined using the average of the closing prices of BFC’s Class A Common Stock for a few days prior and subsequent to January 30, 2007, the date the terms of the merger agreement were finalized and announced.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
(In thousands, except for per share data)

	For the Six Months Ended June 30, 2007				For the Year Ended December 31, 2006
		Pro forma				Pro forma
		Adjustments		Pro forma		Adjustments		Pro forma
Revenues
BFC Activities
Interest and dividend income	$983	$—		$983	$2,249	$—		$2,249
Other income, net	3,229	—		3,229	1,433	—		1,433

	4,212	—		4,212	3,682	—		3,682

Financial Services
Interest and dividend income	187,315	—		187,315	367,177	—		367,177
Service charges on deposits	50,403	—		50,403	90,472	—		90,472
Other service charges and fees	14,557	—		14,557	27,542	—		27,542
Other income	15,377	—		15,377	22,555	—		22,555

	267,652	—		267,652	507,746	—		507,746

Homebuilding & Real Estate Development
Sales of real estate	266,662	—		266,662	566,086	—		566,086
Interest and dividend income	1,347	—		1,347	2,474	—		2,474
Other income	9,195	—		9,195	14,592	—		14,592

	277,204	—		277,204	583,152	—		583,152

Total revenues	549,068	—		549,068	1,094,580	—		1,094,580

Costs and Expenses
BFC Activities
Interest expense	28	—		28	30	—		30
Employee compensation and Benefits	5,494	—		5,494	9,407	—		9,407
Other expenses	1,516	—		1,516	2,933	—		2,933

	7,038	—		7,038	12,370	—		12,370

Financial Services
Interest expense, net of interest capitalized	94,026	—		94,026	166,578	—		166,578
Provision for loan losses	12,378	—		12,378	8,574	—		8,574
Employee compensation and Benefits	78,998	—		78,998	150,804	—		150,804
Occupancy and equipment	31,871	—		31,871	57,308	—		57,308
Advertising and promotion	10,067	—		10,067	35,067	—		35,067
Other expenses	30,983	—		30,983	55,980	—		55,980

	258,323	—		258,323	474,311	—		474,311

Homebuilding & Real Estate Development
Cost of sales of real estate	284,502	—		284,502	482,961	—		482,961
Selling, general and administrative expenses	66,022	—		66,022	120,017	—		120,017
Other expenses	895	—		895	3,677	—		3,677
	351,419	—		351,419	606,655	—		606,655

Total costs and expenses	616,780	—		616,780	1,093,336	—		1,093,336

Equity earnings from unconsolidated affiliates	4,919			4,919	10,935			10,935

(Loss) income before income taxes and noncontrolling interest	(62,793)	—		(62,793)	12,179	—		12,179
Benefit for income taxes	(18,046)	—		(18,046)	(528)	—		(528)
Noncontrolling interest	(40,222)	47,627	(a)	7,405	13,404	7,643	(a)	21,047

Loss from continuing operations	$(4,525)	$(47,627)		$(52,152)	$(697)	$(7,643)		$(8,340)

Basic loss per common share from continuing operations	$(0.15)			$(0.74)	$(0.04)			$(0.13)

Diluted loss per common share from continuing operations	$(0.15)			$(0.74)	$(0.05)			$(0.13)

Diluted weighted average number of common shares outstanding	33,458	37,534	(b)	70,992	33,249	37,534	(b)	70,783

(a)	Eliminate non-controlling interest for the six months ended June 30, 2007 and for the year ended December 31, 2006.

(b)	Represents shares of Class A Common Stock that will be issued to Levitt shareholders if the proposed merger with Levitt is consummated.

Liquidity and Capital Resources of BFC
     The following represents cash flow information for the BFC Activities segment.

	For the Six Months
	Ended June 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$(3,208)	$(2,684)
Investing activities	2,802	135
Financing activities	(199)	(4,539)

(Decrease) in cash and cash equivalents	(605)	(7,088)
Cash and cash equivalents at beginning of period	18,176	26,806

Cash and cash equivalents at end of period	$17,571	$19,718

     The primary sources of funds to the BFC Activities segment for the six months ended June 30, 2007 and 2006 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Dividends from BankAtlantic Bancorp and Levitt;

•	Dividends from Benihana;

•	Revenues from CCC advisory fees;

•	Revenues from shared services activities;

•	Sales of real estate investments;

•	Sale of investment securities;

•	Proceeds from the exercise of stock options, and

•	Principal and interest payments on loans receivable.
Funds were primarily utilized by BFC to:
•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock;

•	Fund investments in real estate, and

•	Fund BFC’s operating and general and administrative expenses, including shared services costs reimbursed by affiliated companies.
     On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. The Company plans to fund the share repurchase program primarily through existing cash balances. No shares were repurchased through the six months ended June 30, 2007.
     BFC has a $14.0 million revolving line of credit that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. In June 2007, the loan was extended to a maturity date of September 15, 2007. The loan is secured by a pledge of 1,716,771 shares of BankAtlantic Bancorp Class A Common Stock. At June 30, 2007, no amounts were drawn under this revolving line of credit.
     In July 2007, the Company sold 11,500,000 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $3.40 per share. Net proceeds from the sale of the 11,500,000 shares totaled approximately $36.3 million, after underwriting discounts, commissions and offering expenses. The Company’s management expects to use the proceeds of this offering to support Levitt and for general corporate purposes, including working capital.

     As previously announced, on January 30, 2007 we entered into a merger agreement with Levitt which if consummated would result in Levitt becoming our wholly-owned subsidiary. In 2007, Levitt has incurred net losses of $57.1 million including pretax impairment charges associated with its homebuilding inventory of $63.3 million. Levitt and Sons, Levitt’s homebuilding subsidiary, has experienced material negative cash flow, which to date has been advanced by Levitt. Under the terms of Levitt and Sons’ project financing, in addition to scheduled principal payments, cash payments are required at any time if a reappraisal of property reflects a valuation resulting in a ratio below required amounts. The merger agreement contains numerous conditions to the transaction and grants each party the right to terminate upon certain events. Such conditions include, among other things, receipt of various shareholder approvals, the absence of any material adverse change, the representations and warranties of each party being true and correct at the time of the merger, the operation of the businesses in the ordinary course and the previously delivered opinions of the financial advisors not being withdrawn. We are currently reviewing the transaction to determine if we are willing to proceed with the transaction based on the current circumstances and events. We have also been advised by Levitt that in light of the above, and given its recent financial results, the current state of the real estate market and its capital requirements, Levitt is also reviewing how best to proceed. As previously announced, Levitt has indicated that in the event the merger did not go forward, it would pursue a rights offering to its shareholders in order to generate capital.
     In addition to the liquidity provided by the underwritten public sale, we expect to meet our short-term liquidity requirements generally through cash dividends from BankAtlantic Bancorp and Benihana, borrowings under our existing revolving line of credit and existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
     The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At June 30, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common stockholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.041 per share on its Class A and Class B Common Stock. During the six months ended June 30, 2007, the Company received approximately $1,083,000 in dividends from BankAtlantic Bancorp.
     Levitt began paying dividends to its shareholders in July 2004. Levitt’s most recent quarterly dividend in the first quarter 2007 paid $0.02 per share on its Class A and Class B common stock. This resulted in the Company receiving approximately $66,000 during the three months ended March 31, 2007. Dividends were not paid during the second quarter of 2007 and the Company does not anticipate that it will be receiving additional dividends from Levitt for the foreseeable future due to the challenges Levitt is facing in the current homebuilding market. Future dividends are subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition.
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated the Company will continue to receive approximately $250,000 per quarter. If the Company were to convert its investment in Benihana, it would represent 1,578,943 shares of Benihana’s common stock. At June 30, 2007 the aggregate market value of such shares would have been $31.7 million.
     In 2005, BFC entered into guarantee agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. A wholly-owned subsidiary of CCC has a one percent general partner interest in a limited partnership that in turn has a 15 percent interest in each of the limited liability companies. Pursuant to the guaranty agreements, BFC has guaranteed certain obligations on two nonrecourse loans. BFC’s maximum exposure under the guarantee agreements is estimated to be approximately $21.3 million, the full amount of the indebtedness. Based on the value of the assets securing the indebtedness, BFC does not believe that any payment will be required by BFC under the guarantee. As general partner of the limited partnership, CCC does not have control and does not have the ability to make major decisions without the consent of other partners and members.

     A subsidiary of CCC has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida and in connection with the purchase, CCC guaranteed repayment of a portion of the nonrecourse loan on the property. CCC’s maximum exposure under this guaranty agreement is $8.0 million representing approximately 37.2% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property. Based on the value of the limited partnership assets securing the indebtedness, BFC does not believe that any payment by CCC will be required under the guarantee. CCC also separately guaranteed the payment of certain environmental indemnities and limited specific obligations of the partnership.
     A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party formed a limited liability company to purchase two commercial properties in Hillsborough County, Florida. CCC East Tampa has a 10% interest in the limited liability company and is the managing member with an initial contribution of approximately $765,500 and the unaffiliated member has a 90% interest in the limited liability company having contributed approximately $6,889,500. In December 2006, the limited liability company purchased the commercial properties for an aggregate purchase price of $29.8 million and in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $5.0 million each. The BFC guarantee represents approximately 21% of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, BFC does not believe that any payment will be required under the agreements. Although CCC East Tampa is the managing member of the limited liability company, it does not have the ability to make major decisions without the consent of the unaffiliated member. The CCC East Tampa investment is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The company accounts for its investment under the equity method of accounting.
     In June 2007, a wholly-owned subsidiary of CCC (“CCC East Kennedy”), entered into an agreement with an unaffiliated third party. Pursuant to the agreement a newly formed limited partnership, Cypress Creek Capital/Tampa, Ltd. (“CCC/Tampa”) was formed whereby CCC East Kennedy has 50% general partner ownership interest and the unaffiliated third party has 50% limited partner interest. The purpose of CCC/Tampa was to acquire a 10% investment in a limited liability company that owns and operates an office building located in Tampa, Florida. CCC/Tampa has a 10% interest in the limited liability company with an initial contribution of $1.2 million and the unaffiliated members have a 90% interest having contributed approximately $10.4 million. The limited liability company purchased the office building in June 2007 for an aggregate purchase price of $48.0 million and in connection with the purchase, BFC guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $15.0 million, and a maximum of $25.0 million in the event of any petition or involuntary proceedings under United State Bankruptcy code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. Based on the assets securing the indebtedness, BFC does not believe that any payment will be required under the agreements. Although CCC East Kennedy is the general partner of the limited partnership, which is managing member of the limited liability company, it does not have control and does not have the ability to make major decisions without the consent of other partners and members. The CCC East Kennedy investment of approximately $599,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The company accounts for its investment under the equity method of accounting.
     On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid quarterly dividends on the 5% Cumulative Convertible Preferred Stock of $187,500. During the six months ended June 30, 2007, the Company paid $375,000 in dividends to these investors.

Consolidated Financial Condition
     Consolidated Assets and Liabilities
     Total consolidated assets at June 30, 2007 and December 31, 2006 were $7.6 billion, each. The material changes in the composition of total assets from December 31, 2006 to June 30, 2007 are summarized below:
•	Increase in cash and cash equivalents resulting from BankAtlantic Bancorp’s issuance of $25 million of junior subordinated debentures and temporarily investing the funds in short-term investments, as well as a higher cash balance at Levitt which resulted from cash provided by financing activities , offset in part by cash used in operations and investing activities;

•	Increase in securities available for sale at BankAtlantic Bancorp reflecting Stifel common stock received upon the sale of Ryan Beck and the purchase of agency securities partially offset by the sale of BankAtlantic Bancorp equity investment securities to fund BankAtlantic Bancorp’s Class A common stock repurchase program;

•	Increase in BankAtlantic Bancorp investment securities at cost reflecting Stifel equity securities received upon the sale of Ryan Beck which are subject to contractual restrictions limiting sales;

•	Increase in BankAtlantic tax certificate balances primarily due to purchases of Florida tax certificates;

•	Lower investment in BankAtlantic FHLB stock related to repayments of FHLB advances;

•	A net decrease in inventory of real estate at Levitt of approximately $45.8 million which primarily reflected non-cash inventory related impairment charges of $63.3 million;

•	Increase in BankAtlantic loan receivable balances associated with higher purchased residential, small business and home equity loan balances partially offset by lower commercial real estate loan balances;

•	Increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives and Levitt’s investment in commercial properties under construction at Core Communities, as well as support for Levitt’s master planned communities infrastructure;

•	An increase of $23.4 million in assets held for sale related to the development of two commercial projects currently held for sale at Levitt; and

•	Decrease in discontinued operations assets held for sale reflecting BankAtlantic Bancorp’s sale of Ryan Beck to Stifel.
     The Company’s total liabilities at June 30, 2007 and December 31, 2006 were $6.8 billion and $6.7 billion, respectively. The components are summarized below:
•	Lower non-interest-bearing deposit balances at BankAtlantic reflecting the migration of deposits to higher yielding products as a result of a competitive interest rate environment;

•	Higher interest-bearing deposit balances at BankAtlantic primarily associated with increased high yield savings and certificates of deposit balances primarily reflecting transfers of customer deposit balances to higher yielding products;

•	A decrease of $16.3 million in customer deposits reflecting fewer orders for new homes;

•	Decrease in FHLB advances and short term borrowings at BankAtlantic due to deposit growth;

•	A net increase in Levitt’s notes and mortgage notes payable of $65.4 million, primarily related to project debt associated with development activities;

•	Increase in BankAtlantic Bancorp subordinated debentures and bonds payable primarily associated with issuance of $25 million of junior subordinated debentures;

•	Decrease in deferred tax liabilities, net was primarily due to an increase in BankAtlantic Bancorp’s deferred tax assets resulting from the increase in the allowance for loan losses and a decrease in BFC’s deferred tax liability associated with our equity losses in Levitt;

•	An increase of $20.8 million in liabilities related to assets held for sale at Levitt; and

•	Decrease in discontinued operations liabilities reflecting the sale of Ryan Beck to Stifel.

Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	June 30,	December 31,
	2007	2006
BankAtlantic Bancorp	$396,167	$411,396
Levitt	239,634	286,230

Joint Venture Partnerships	689	697

	$636,490	$698,323

NEW ACCOUNTING PRONOUNCEMENTS.
     See note 22 of our unaudited consolidated financial statements included under Item 1 of this Report for a discussion of new accounting pronouncements applicable to our company.

Financial Services
     Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2007 and 2006, respectively. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans, of changes in the real estate markets in our trade area, and where our collateral is located; the quality of our residential land acquisition and development loans (including “Builder Land Loans”) and conditions specifically in that market sector; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their costs; the success of our expense discipline initiatives; BankAtlantic’s new store expansion program, successfully opening the anticipated number of new stores in 2007 and achieving growth and profitability at the stores in the time frames anticipated, if at all; and the impact of periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Additionally, we acquired a significant investment in Stifel equity securities in connection with the Ryan Beck Holdings, Inc. sale subjecting us to the risk of the value of Stifel shares and warrants received varying over time. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that we will be entitled to receive any earn-out payments. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions and estimates that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The eight accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations (vi) accounting for uncertain tax positions; (vii) accounting for contingencies; and (viii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies other than the accounting for uncertain tax positions, which is described below, see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Consolidated Results of Operations
     Income (loss) from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended June 30,
(in thousands)	2007	2006	Change
BankAtlantic	$10,405	$12,706	$(2,301)
Parent Company	1,323	(2,263)	3,586

Segment net income	$11,728	$10,443	$1,285

For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Segment net income increased 12% primarily as a result of a $5.3 million after tax gain from the appreciation of Stifel warrants at the Parent Company. The decline in BankAtlantic’s earnings was the result of lower net interest income and an increase in the provision for loan losses, each of which reflects current economic conditions impacting us and financial institutions generally. BankAtlantic had a provision for loan losses of $4.9 million during the 2007 quarter compared to no provision in the 2006 quarter. This increase primarily resulted from higher loan loss reserves associated with residential land acquisition and development loans based upon the continued weakness in the residential real estate market. BankAtlantic’s net interest income declined by $4.4 million reflecting an increase in cost of funds due to growth in higher cost deposit products, lower levels of higher yielding earning assets and higher short-term interest rates. However, BankAtlantic’s earnings were favorably impacted by the continued growth in fee income attributed to an increase in the number of transaction accounts largely resulting from its store expansion program. Additionally, BankAtlantic’s non-interest expenses during the 2007 period were slightly lower than 2006 reflecting lower advertising expenditures, the March 2007 reduction in workforce and management’s efforts to control general corporate expenses.

	For the Six Months Ended June 30,
(in thousands)	2007	2006	Change
BankAtlantic	$11,044	$22,869	$(11,825)
Parent Company	(1,520)	(4,404)	2,884

Segment net income	$9,524	$18,465	$(8,941)

For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Segment net income decreased 48% primarily due to lower earnings from BankAtlantic. This decline in BankAtlantic’s earnings primarily resulted from the items discussed above as well as higher expenses associated with BankAtlantic’s store expansion initiatives and $2.6 million of costs related to the reduction in personnel during the first quarter of 2007. BankAtlantic’s provision for loan losses increased $12.2 million and its net interest income declined by $7.4 million. Non-interest expenses increased $10.2 million primarily resulting from higher compensation and occupancy costs associated with operating a larger organization. The improvement in the Parent Company’s earnings resulted from a $4.2 million after tax unrealized gain relating to the appreciation of warrants to acquire Stifel common stock received as a part of the Ryan Beck merger consideration.

BankAtlantic Results of Operations
     Net interest income

	Average Balance Sheet — Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2007				June 30, 2006
(in thousands)	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Total loans	$4,677,890	79,913		6.83	$4,478,846	75,764		6.77
Investments — tax exempt	398,435	5,846	(1)	5.87	398,404	5,817	(1)	5.84
Investments — taxable	614,163	9,506		6.19	583,026	8,197		5.62

Total interest earning assets	5,690,488	95,265		6.70%	5,460,276	89,778		6.58%

Goodwill and core deposit intangibles	76,784				78,301
Other non-interest earning assets	436,982				366,784

Total Assets	$6,204,254				$5,905,361

Deposits:
Savings	$605,940	3,401		2.25%	$364,946	523		0.57%
NOW	782,018	1,749		0.90	764,738	1,023		0.54
Money market	677,545	4,789		2.84	765,805	3,974		2.08
Certificates of deposit	993,458	11,535		4.66	844,318	8,331		3.96

Total interest bearing deposits	3,058,961	21,474		2.82	2,739,807	13,851		2.03

Short-term borrowed funds	157,230	2,091		5.33	402,390	5,001		4.98
Advances from FHLB	1,344,855	18,102		5.40	1,010,459	13,007		5.16
Long-term debt	29,373	638		8.71	36,665	916		10.02

Total interest bearing liabilities	4,590,419	42,305		3.70	4,189,321	32,775		3.14
Demand deposits	989,434				1,109,361
Non-interest bearing other liabilities	50,800				51,442

Total Liabilities	5,630,653				5,350,124
Stockholder’s equity	573,601				555,237

Total liabilities and stockholder’s equity	$6,204,254				$5,905,361

Net tax equivalent interest income/ net interest spread		$52,960		3.00%		$57,003		3.44%

Tax equivalent adjustment		(2,046)				(2,035)
Capitalized interest from real estate operations		—				289

Net interest income		$50,914				$55,257

Margin
Interest income/interest earning assets				6.70%				6.58%
Interest expense/interest earning assets				2.98				2.41

Net interest margin (tax equivalent)				3.72%				4.17%

(1)	The tax equivalent basis is computed using a 35% tax rate.

For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin partially offset by an increase in average interest earning assets.
     The decrease in tax equivalent net interest margin primarily resulted from interest bearing liability costs increasing faster than yields on interest earning assets reflecting a high short term interest rate environment with a flat yield curve. Interest bearing liability costs increased 56 basis points while interest earning asset yields increased by 12 basis points. The increase in interest bearing liability interest rates reflects higher rates on deposits and other borrowings. The higher interest bearing deposit rates reflect growth in our high yield savings account balances, and the gradual increase in certificate of deposit and money market rates resulting from the continued high short-term rate environment. The balance of high yield savings accounts was $299 million at June 30, 2007. There were no high yield savings account balances at June 30, 2006. The higher rates on our other borrowings resulted from higher average short-term interest rates during 2007 compared to 2006 as the majority of our other borrowings adjust in the near-term to changes in interest rates. The growth in earning asset yields resulted from higher yields for all categories of loans; however, the mix of the loan portfolio changed with fewer higher yielding commercial loans and greater lower yielding residential loans. The increase in taxable investment yields reflects purchases of agency securities with higher yields than the existing portfolio as well as higher yields on adjustable rate agency securities attributed to higher short-term interest rates. The yields on earning assets were unfavorably impacted by a $16.5 million increase in non-accrual loans at June 30, 2007 compared to June 30, 2006.
     BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan and taxable investment balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to community banking customers. Residential, home equity and small business loan average balances during the 2007 quarter increased by $168.2 million, $88.7 million and $39.8 million, respectively, from the corresponding 2006 quarter. These increases in average loan balances were partially offset by a $95.9 million decline in average commercial real estate loan balances primarily resulting from the slow-down in the real estate market in Florida. The higher taxable investment average balance reflects purchases of mortgage-backed securities during the 2007 quarter.
     BankAtlantic’s increase in average interest bearing liabilities primarily resulted from growth in deposits and advances from the FHLB. The deposit growth was concentrated in high yield savings accounts and certificate of deposits. The higher FHLB advance borrowings were used to fund asset growth and to reduce other borrowings.

	Average Balance Sheet — Yield/Rate Analysis
	For the Six Months Ended
	June 30, 2007				June 30, 2006
(in thousands)	Average	Revenue/		Yield/	Average	Revenue/	Yield/
	Balance	Expense		Rate	Balance	Expense	Rate
Total loans	$4,664,280	159,501		6.84	$4,544,088	151,151	6.65
Investments — tax exempt	397,410	11,648	(1)	5.86	395,796	11,548	5.84
Investments — taxable	616,873	19,202		6.23	585,535	16,430	5.61

Total interest earning assets	5,678,563	190,351		6.70%	5,525,419	179,129	6.48%

Goodwill and core deposit intangibles	76,960				78,496
Other non-interest earning assets	431,552				361,343

Total Assets	$6,187,075				$5,965,258

Deposits:
Savings	$567,899	5,971		2.12%	$348,125	836	0.48%
NOW	776,548	3,261		0.85	762,590	1,957	0.52
Money market	664,039	8,727		2.65	797,576	7,958	2.01
Certificates of deposit	977,674	22,517		4.64	844,093	15,855	3.79

Total deposits	2,986,160	40,476		2.73	2,752,384	26,606	1.95

Short-term borrowed funds	180,478	4,723		5.28	324,292	7,644	4.75
Advances from FHLB	1,374,900	36,826		5.40	1,087,141	27,146	5.04
Secured borrowings	—	—		0.00	62,301	2,401	7.71
Long-term debt	29,503	1,265		8.65	37,238	1,664	9.01

Total interest bearing liabilities	4,571,041	83,290		3.67	4,263,356	65,461	3.10
Demand deposits	989,490				1,087,755
Non-interest bearing other liabilities	53,495				60,831

Total Liabilities	5,614,026				5,411,942
Stockholder’s equity	573,049				553,316

Total liabilities and stockholder’s equity	$6,187,075				$5,965,258

Net interest income/net
Interest spread		$107,061		3.03%		$113,668	3.39%

Tax equivalent adjustment		(4,077)				(4,042)
Capitalized interest from real estate Operations		—				769

Net interest income		$102,984				$110,395

Margin
Interest income/interest earning assets				6.70%			6.48%
Interest expense/interest earning assets				2.96			2.39

Net interest margin				3.74%			4.09%

Net interest margin (tax equivalent) excluding secured borrowings				3.74%			4.14%

(1)	The tax equivalent basis is computed using a 35% tax rate.

For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The decline in net interest income for the six months period resulted primarily from the same items discussed above for the three months ended June 30, 2007.
Provision for Loan Losses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Balance, beginning of period	$50,373	$41,889	$43,602	$41,192
Loans charged-off	(1,797)	(350)	(2,924)	(716)
Recoveries of loans previously charged-off	1,261	493	1,698	1,393

Net (charge-offs) recoveries	(536)	143	(1,226)	677
Provision for (recovery from) loan losses	4,917	(20)	12,378	143

Balance, end of period	$54,754	$42,012	$54,754	$42,012

     The $4.9 million provision for loan losses during the three months ended June 30, 2007 was primarily the result of a $4.0 million increase in the qualitative component of the allowance for loan losses associated with residential land acquisition and development loans. Additionally, the qualitative reserves for home equity and small business loans were each increased by $150,000 during the 2007 quarter primarily resulting from unfavorable delinquency trends. The increase in the qualitative component of residential land and development loans was primarily based on the continued unfavorable economic conditions in the residential real estate market during the quarter. The higher loan charge-offs experienced during the 2007 quarter were mainly in home equity and small business loans. We have also experienced a trend of increasing home equity portfolio delinquencies over the last three months. We have also experienced a trend of increasing home equity loan portfolio delinquencies over the last three months. The property values of certain homes securing home equity loans have declined since loan origination which subjects us to potentially higher charge-off amounts compared to historical trends. Home equity and small business net charge-offs increased by $722,000 and $807,000, respectively, during the 2007 quarter compared to the 2006 quarter. Net charge-offs for the quarter were favorably impacted by $1.1 million in recoveries from commercial business loan charged off in prior periods.
     The $12.4 million provision for loan losses during the six months ended June 30, 2007 was primarily the result of the items discussed above as well as a $5.7 million specific reserve associated with a residential land acquisition and development loan. Home equity and small business net charge-offs increased by $1.2 million and $1.1 million, respectively, during the 2007 six month period compared to the comparable 2006 period.
     Conditions in the residential real estate market nationally and in Florida in particular continued to deteriorate during the six months of 2007. New home sales and applications for building permits fell significantly from peak levels during 2005 and inventories of unsold homes have significantly increased. The Bank’s commercial real estate loan portfolio consists of several sub-categories of loans, each with differing collateral and different levels of risk. The “builder land loan” segment, at approximately $135 million, consists of twelve land loans to borrowers who have or had option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders and timely repayment of the loans is primarily dependent upon the acquisition of the property pursuant to the options. If the lots are not acquired as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan with the likely result being an increase in nonperforming loans and loan losses in this category.
     The “builder land loan” segment discussed above is part of BankAtlantic’s total commercial real estate acquisition and development portfolio of approximately $537.0 million as of June 30, 2007. The loans other than the “builder land loans” in this category are generally secured by residential and commercial real estate which will be fully developed by the borrower or sold to third parties. These loans generally involve property with a longer investment and development horizon and are guaranteed by the borrower or individuals and/or secured by additional collateral such that it is expected that the borrower will have the ability to service the debt under current conditions for a longer period of time. Accordingly, management considers these other loans to be of relatively lower risk than the “builder land loans”.

     Market conditions may result in BankAtlantic’s borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn would be expected to result in an increase in residential construction loan delinquencies and non-accrual balances. While management believes that BankAtlantic utilized conservative underwriting standards for its commercial real estate acquisition and development loans, a prolonged decline in the residential real estate market and collateral values are likely to result in higher credit losses in these loans.
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were (in thousands):

	June 30,	December 31,
	2007	2006
NONPERFORMING ASSETS
Non-accrual:
Tax certificates	$711	$632
Loans	21,806	4,436

Total non-accrual	22,517	5,068

Repossessed assets:
Real estate owned	23,886	21,747

Total nonperforming assets, net	$46,403	$26,815

Allowances
Allowance for loan losses	$54,754	$43,602
Allowance for tax certificate loses	3,829	3,699

Total allowances	$58,583	$47,301

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$164	$—
Performing impaired loans	4,596	163
Restructured loans	3,588	—

TOTAL POTENTIAL PROBLEM LOANS	$8,348	$163

     Non-accrual loans increased $17.4 million from December 31, 2006. The majority of the increase relates to two residential land acquisition and development loans in our commercial real estate portfolio with an aggregate outstanding balance of $15.6 million. In view of market conditions, management anticipates we may experience further deterioration in this segment of our loan portfolio as the market attempts to absorb an oversupply of available lot inventory in the face of the deteriorating residential real estate market discussed above. The remainder of the increase in non-accrual loans consists primarily of higher home equity and small business non-performing loan balances. BankAtlantic has experienced increasing delinquency trends in these loan products over the past several periods.
     Non-accrual residential 1-4 family loans were $2.7 million and $2.6 million at June 30, 2007 and December 31, 2006, respectively. During the quarter ended June 30, 2007, BankAtlantic did not experience unfavorable trends in delinquencies or foreclosures in this portfolio. The purchased portfolio includes no sub-prime or negative amortizing loans, and over 90% of the portfolio is distributed geographically outside of the state of Florida. The average FICO score in this portfolio was 741 at the time of origination, and the average original loan-to-value of the portfolio was 69%. Quarter-end delinquencies, including non-accrual loans, were 0.39% of the unpaid principal balance, and our loss history on this portfolio over the past twelve months was less than 0.01% of average loan balances.
     The increase in real estate owned primarily resulted from land improvement expenditures associated with a real estate development acquired when BankAtlantic took possession of the collateral securing a land acquisition and development loan during the fourth quarter of 2006.

     Performing impaired loans consisted of $4.6 million of commercial real estate loans where information known about the potential credit issues of the borrowers caused management to have doubts as to the ability of the borrowers to comply with the current loan repayment terms. These loans may be classified as non-performing assets in subsequent periods upon receipt of additional information.
     During the three months ended June 30, 2007, BankAtlantic modified the terms of $2.9 million of commercial loans to one borrower and a $700,000 non-residential commercial real estate loan. The terms were modified to reduce the monthly cash payments in order to lessen the near term cash requirements of the borrowers’ obligations. BankAtlantic currently expects to collect all principal and interest of these loans based on the modified loan terms.
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Service charges on deposits	$25,808	$21,274	$4,534	$50,403	$40,373	$10,030
Other service charges and fees	7,524	7,353	171	14,557	13,575	982
Securities activities, net	212	458	(246)	833	457	376
Other	3,140	5,875	(2,735)	5,938	7,563	(1,625)

Non-interest income	$36,684	$34,960	$1,724	$71,731	$61,968	$9,763

     The higher revenue from service charges on deposits during the 2007 periods compared to the same 2006 periods consist primarily of higher overdraft fee income. Management believes that the increase in overdraft fee income resulted from an increase in the number of core deposit accounts, a 7% increase in the amount charged for overdrafts beginning July, 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts. BankAtlantic opened approximately 60,000 and 140,000 new core deposit accounts during the three months and six months ended June 30, 2007 compared to 58,000 and 135,000 during the same 2006 periods, respectively.
     The higher other service charges and fees during the three and six months ended June 30, 2007 compared to the same 2006 periods was primarily due to a 16% and 18% increase in interchange and surcharge income. The higher interchange and surcharge income was primarily due to the increase in the number of ATM and check cards outstanding associated with the increase in new core deposit accounts. The increase in service card fees was partially offset by an elimination of check card annual fees during the three and six months ended June 30, 2007 compared to the same 2006 periods as BankAtlantic discontinued the fee as of January 1, 2007 in response to competitive market conditions.
     Securities activities, net during the three months ended June 30, 2007 represented sales of agency securities available for sale. Securities activities, net during the three and six months ended June 30, 2006 resulted from proceeds received in connection with the MasterCard International initial public offering. Securities activities, net during the six months ended June 30, 2007 included a $481,000 gain from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier.
     Included in other income during the three and six months ended June 30, 2006 was a $1.8 million gain on the sale of properties and equipment compared to a loss of $42,000 and $195,000, respectively, for the same periods of 2007. Also included in other income during three and six months ended June 30, 2006 was $1.1 million and $1.5 million, respectively, of gains associated with debt redemptions. There were no debt redemption gains during the three and six months ended June 30, 2007. Other income during the six months ended June 30, 2006 was unfavorably impacted by a $1.0 million loss from the activities associated with a real estate development. The loss during the 2006 quarter resulted from higher development and capitalized interest costs associated with units sold. The real estate development activities during the six months ended June 30, 2007 resulted in a $12,000 loss.

BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	$36,628	$36,529	$99	$77,292	$70,878	$6,414
Occupancy and equipment	15,923	13,424	2,499	31,865	26,034	5,831
Advertising and promotion	4,079	7,205	(3,126)	9,867	15,729	(5,862)
Professional fees	1,233	2,109	(876)	2,853	4,320	(1,467)
Check losses	2,731	1,875	856	4,588	3,121	1,467
Supplies and postage	1,629	1,728	(99)	3,479	3,382	97
Telecommunication	1,548	1,155	393	2,927	2,306	621
One-time termination benefits	—	—	—	2,553	—	2,553
Impairment of real estate held for development and sale	1,056	—	1056	1,056	—	1,056
Other	6,695	8,236	(1,541)	13,812	14,290	(478)

Non-interest expense	$71,522	$72,261	$(739)	$150,292	$140,060	$10,232

     In March 2007, BankAtlantic reduced its workforce by approximately 225 associates, or 8%. The reduction in the workforce reduced compensation expense to June 2006 levels and reduced the number of full time equivalent employees from 2,638 at June 30, 2006 to 2,517 at June 30, 2007. Employee benefits continued to increase during the three months ended June 30, 2007; however, this increase was offset by lower employee profit sharing and bonus incentives.
     The increase in compensation expense during the six months ended June 30, 2007 compared to 2006 resulted primarily from BankAtlantic’s store expansion initiatives as BankAtlantic opened 19 new stores since January 2006. Also contributing to the increase in compensation and benefits expense was $1.1 million of higher health insurance benefits.
     The significant increase in occupancy and equipment for the three months ended June 30, 2007 primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. As a consequence of these growth and expansion initiatives, BankAtlantic’s rental expense, depreciation, real estate taxes, maintenance and utilities expense increased by $2.6 million during the three months ended June 30, 2007 compared to the same 2006 period. The increase for the six month period ended June 30, 2007 compared to the same 2006 period was $5.6 million. Facilities rental expense increased from $2.4 million during the three months ended June 30, 2006 to $3.3 million for the same 2007 period, an increase of 38%. Facilities rental expense increased from $4.3 million during the six months ended June 30, 2006 to $6.4 million for the same 2007 period, an increase of 51%. The significant increase in rental expense resulted from BankAtlantic entering into various operating lease agreements in connection with current and future store expansion as well as for expanded back-office facilities.
     During the fourth quarter of 2006, management made a decision to take steps to reduce advertising expenses to 2005 levels. Reflecting that decision, advertising expense during the 2007 second quarter decreased 43% from the prior year’s quarter and decreased 37% during the 2007 six month period compared to the 2006 six month period.
     Professional fees declined from 2006 levels reflecting lower consulting and legal costs. BankAtlantic incurred higher professional fees during 2006 in connection with entering into a deferred prosecution agreement with the Department of Justice and a cease and desist order with the OTS in April 2006.
     BankAtlantic experienced an increase in check losses for the 2007 quarter and six month period compared to the same 2006 periods primarily due to an increase in the number of core deposit accounts and the volume of checking account overdrafts.
     The higher telecommunication costs for the three and six months ended June 30, 2007 primarily resulted from the opening of a new customer service center in Central Florida during the second quarter of 2006.

     The one-time termination benefits reflect severance and related costs incurred as a result of the workforce reduction discussed above. The goal of this workforce reduction was to reduce operating expenses without impacting customer service or the store expansion initiatives. We currently estimate that the annualized expense savings of the workforce reduction is approximately $10 million and a portion of these savings were realized during the second quarter of 2007. However, the costs associated with additional new stores planned to open during the third and fourth quarter of 2007 are anticipated to result in a net increase in expenses compared to prior periods. Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies.
     In July 2007, BankAtlantic accepted an offer from an unrelated developer to sell the developed and undeveloped lots associated with a real estate development owned by BankAtlantic as a result of its acquisition of Community Savings Bankshares, Inc. in March 2002. However, BankAtlantic has not entered into a definitive contract and there is no assurance that the sale will be completed. The offer price was lower than the carrying amount of the real estate inventory resulted in BankAtlantic recognizing a real estate inventory impairment write-down of $1.1 million. If this transaction is consummated the buyer will become the developer of the project and responsible for on-going obligations of the development. BankAtlantic will maintain ownership of nine single family homes and four condominium units. These units are currently being marketed through real estate brokers.
     Other expense during the 2006 three and six month periods was impacted by a $1.0 million loss on the early redemption of FHLB advances.
BankAtlantic’s Provision for Income Taxes

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Income before income taxes	$11,159	$17,976	$(6,817)	$12,045	$32,159	$(20,114)
Provision for income taxes	754	5,272	(4,518)	1,001	9,293	(8,292)

BankAtlantic net income	$10,405	$12,704	$(2,299)	$11,044	$22,866	$(11,822)

Effective tax rate	6.76%	29.33%	-22.57%	8.31%	28.90%	-20.59%

     The lower effective tax rate during the three and six months ended June 30, 2007 compared to the same 2006 periods resulted from a significant increase in the ratio of projected tax exempt income to total earnings for the year.
Parent Company Results of Operations

	For the Three Months			For the Six Months
(in thousands)	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
Net interest income (expense)	$(4,861)	$(4,798)	$(63)	$(9,785)	$(9,416)	$(369)

Non-interest income	9,043	2,673	6,370	10,959	6,036	4,923
Non-interest expense	1,898	1,840	58	2,832	3,800	(968)

Income (loss) before income taxes	2,284	(3,965)	6,249	(1,658)	(7,180)	5,522
Income tax expense (benefit)	961	(1,702)	2,663	(138)	(2,776)	2,638

Parent company (loss)	$1,323	$(2,263)	$3,586	$(1,520)	$(4,404)	$2,884

     The Company’s junior subordinated debentures and other borrowings average balances were $264.1 million during the three months ended June 30, 2007 compared to $263.3 million during the same 2006 period. The average rates on junior subordinated debentures increased from 8.28% during the three months ended June 30, 2006 to 8.33% during the same 2007 period. During the six months ended June 30, 2007 average junior subordinated debentures and other borrowings average balances were $263.7 million compared to $263.3 million during the same 2006 period. The average rates on junior subordinated debentures increased from 8.11% during the six months ended June 30, 2006 to 8.33% during the same 2007 period.

     The increase in non-interest income for the three and six months ended June 30, 2007 compared to the same 2006 periods was a result of unrealized gains of $6.1 million and $4.6 million, respectively, associated with the change in value of Stifel warrants acquired in connection with the Ryan Beck sale. Also included in non-interest income during the three and six months ended June 30, 2007 was $2.5 million and $5.0 million, respectively, of gains on securities activities in managed fund investments compared to $2.4 million and $4.9 million during the comparable 2006 periods.
     The decrease in non-interest expense for the three months ended June 30, 2007 compared to the same 2006 period was due to a $200,000 allocation of compensation costs to BankAtlantic. The decrease in non-interest expense for the six months ended June 30, 2007 compared to the same 2006 period primarily resulted from lower incentive compensation costs.
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at June 30, 2007 and December 31, 2006 were $6.5 billion. Significant changes in components of total assets from December 31, 2006 to June 30, 2007 are summarized below:
•	Increase in cash and cash equivalents resulting from the Parent Company’s issuance of $25 million of junior subordinated debentures and temporarily investing the funds in short term investments;

•	Increase in securities available for sale reflecting Stifel common stock received upon the sale of Ryan Beck and the purchase of agency securities partially offset by the sale of Parent Company equity investment securities to fund the Company’s Class A common stock repurchase program;

•	Increase in investment securities at cost reflecting Stifel equity securities received upon the sale of Ryan Beck which are subject to contractual restrictions limiting sales;

•	Increase in tax certificate balances primarily due to purchases of Florida tax certificates;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Increase in loan receivable balances associated with higher purchased residential, small business and home equity loan balances partially offset by lower commercial real estate loan balances;

•	Increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives;

•	Increase in deferred tax assets primarily resulting from the increase in the allowance for loan losses; and

•	Decrease in discontinued operations assets held for sale reflecting the sale of Ryan Beck to Stifel.
     The Company’s total liabilities at June 30, 2007 and December 31, 2006 were $6.0 billion. Significant changes in components of total liabilities from December 31, 2006 to June 30, 2007 are summarized below:
•	Lower non-interest-bearing deposit balances reflecting the migration of deposits to higher yielding products as a result of a competitive interest rate environment;

•	Higher interest-bearing deposit balances primarily associated with increased high yield savings and certificates of deposit balances primarily reflecting transfers of customer deposit balances to higher yielding products;

•	Decrease in FHLB advances and short term borrowings due to deposit growth;

•	Increase in subordinated debentures and bonds payable primarily associated with the Parent Company’s issuance of $25 million of junior subordinated debentures; and

•	Decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s 2007 annual debt service associated with its junior subordinated debentures is approximately $22.8 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.7 million. During the six months ended June 30, 2007, the Company received $10.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as indenture restrictions and the ability of BankAtlantic to pay dividends to the Company. These payments are subject to regulations and OTS approval and are based upon BankAtlantic’s regulatory capital levels and net income.
     In June 2007, the Company participated in a pooled trust preferred securities offering in which the Company received $25 million of net cash proceeds from the offering. The junior subordinated debentures issued by the Company in connection with the offering bear interest at three month LIBOR plus 145 basis points, mature in June 2037 and are redeemable five years from the issuance date. The Company intends to use the proceeds from the offering for general corporate purposes, including funding of BankAtlantic’s store expansion initiatives, redeeming higher rate junior subordinated debentures and funding its stock buyback program.
     As consideration for the merger of Ryan Beck with Stifel, the Company received 2,377,354 shares of Stifel common stock and warrants to acquire approximately 481,724 shares of Stifel common stock at $36.00 per share. The Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. Subject to the foregoing restrictions, the Company may from time to time sell Stifel equity securities and use the proceeds for general corporate purposes.
     The Company has invested $47.6 million in equity securities with a money manager. The equity securities had a fair value of $58.8 million as of June 30, 2007. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries, which may include acquisitions, BankAtlantic’s store expansion and growth initiatives, repurchase and retirement of Class A common stock or other business purposes. The Company has also utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings.
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A Common Stock. Share repurchases will be based on market conditions and liquidity requirements. No termination date was set for the buyback program. The shares will be purchased on the open market, although we may purchase shares through private transactions. The Company plans to fund the share repurchase program primarily through the sale of equity securities from its securities portfolio. During the six months ended June 30, 2007, the Company repurchased and retired 3,370,274 shares of Class A common stock at an aggregate purchase price of $36.4 million.
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
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.4 billion as of June 30, 2007. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $833.9 million at June 30, 2007. BankAtlantic has established lines of credit for up to $582.9 million with other banks to purchase federal funds of which $108 million was outstanding as of June 30, 2007. BankAtlantic has also established a $6.8 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at June 30, 2007, $2.7 million of short-term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At June 30, 2007, BankAtlantic had $14.9 million of brokered deposits.

     BankAtlantic’s commitments to originate and purchase loans at June 30, 2007 were $333 million and $123 million, respectively, compared to $350 million and $145 million, respectively, at June 30, 2006. At June 30, 2007, total loan commitments represented approximately 7.2% of net loans receivable.
     At June 30, 2007, BankAtlantic had investments and mortgage-backed securities of approximately $85.7 million pledged against securities sold under agreements to repurchase, $70.5 million pledged against public deposits, $55.1 million pledged against the Federal Reserve Investment program and $1.5 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo store expansion strategy and has opened 23 stores since January 2005. At June 30, 2007, BankAtlantic had $6.3 million of commitments to purchase land for store expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future store construction throughout Florida. BankAtlantic’s estimated capital expenditures for the remainder of 2007 in connection with the 2007 store expansion initiatives are expected to be approximately $27.2 million. BankAtlantic estimates that the capital requirements for funding this store expansion will be approximately $2.2 million which may be funded through capital contributions from BankAtlantic Bancorp or from BankAtlantic’s operations.
     At June 30, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At June 30, 2007:
Total risk-based capital	$536,918	12.34%	8.00%	10.00%
Tier 1 risk-based capital	$462,185	10.62%	4.00%	6.00%
Tangible capital	$462,185	7.48%	1.50%	1.50%
Core capital	$462,185	7.48%	4.00%	5.00%

At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2006.
Off Balance Sheet Arrangements — Contractual Obligations as of June 30, 2007

(in thousands)	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$1,000,278	$855,109	$111,093	$33,964	$112
Long-term debt	318,437	—	—	—	318,437
Advances from FHLB (1)	1,397,051	1,365,051	—	32,000	—
Operating lease obligations	147,515	9,616	21,219	17,319	99,361
Pension obligation	14,336	938	2,220	2,848	8,330
Other obligations	33,694	12,494	8,400	6,400	6,400

Total contractual cash obligations	$2,911,311	$2,243,208	$142,932	$92,531	$432,640

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities”

Homebuilding & Real Estate Development
     Our Homebuilding & Real Estate Development activities are comprised of the operations of Levitt Corporation. Levitt present its results in four reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
     “The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation and its wholly owned subsidiaries (“Levitt”, or the “Company”) as of and for the three and six months ended June 30, 2007 and 2006. The Company may also be referred to as “we,” “us,” or “our.” We engage in real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures. Acquired in December 1999, Levitt and Sons is a developer of single and multi-family home and townhome communities for active adults and families in Florida, Georgia, South Carolina and Tennessee. Levitt and Sons operates in two reportable segments — Primary Homebuilding and Tennessee Homebuilding. Core Communities develops master-planned communities and is currently developing Tradition Florida, which is located in Port St. Lucie, Florida, and Tradition South Carolina, which is located in Hardeeville, South Carolina. Tradition Florida is encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition South Carolina currently encompasses approximately 5,400 acres for residential development and approximately 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seeks” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the accuracy of the estimated fair value of our real estate inventory and the potential for further write-downs or impairment charges; the need to offer additional incentives to buyers to generate sales; the effects of increases in interest rates and availability of credit to buyers of our homes; cancellations of existing sales contracts and the ability to consummate sales contracts included in the Company’s backlog; the Company’s ability to timely deliver homes from backlog, shorten delivery cycles and improve operational and construction efficiency; the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the Company’s ability to periodically renew our credit facilities on acceptable terms, if at all, and enable us to finance projects through completion; the Company’s ability to maintain sufficient liquidity and satisfactory banking relationships in the event of a continued weakness in the housing market; the Company’s ability to access additional capital on acceptable terms, if at all, including through BFC Financial Corporation (“BFC”); and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     Our operations are concentrated in the real estate industry, which is cyclical in nature. In addition, the majority of our inventory is located in the State of Florida. Our homebuilding operations sell residential housing while our land development business sells land to residential builders as well as commercial developers, and on occasion internally develops commercial real estate and enters into lease arrangements. In the three and six months ended June 30, 2007, we continued to experience further deterioration in our homebuilding business. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as ongoing buyer concerns about the direction of the market, has led to continued downward pricing pressure for residential homes and land. Based on a project by project assessment of local market conditions, existing backlog and available remaining inventory, we offered various sales incentives to our customers and aggressively reduced pricing in the second quarter of 2007 in an effort to increase sales. These actions led to downward pressure on current and future margins. These pricing pressures are expected to continue for the foreseeable future as there is no indication that market conditions will improve and enable us to return to acceptable margins until the excess supplies of new and resale residential homes decrease and buyer confidence is restored. Our assessment of the market and current pricing strategies were incorporated into our cash flow projections for our various homebuilding projects and led to the recording of $63.0 million in impairment charges in the quarter ended June 30, 2007.
     Our Land division did not record any significant sales in the three and six months ended June 30, 2007 as demand for residential inventory by homebuilders in Florida substantially decreased and the Land Division has recently concentrated on sales of commercial property. It is expected that a higher percentage of revenue in the near term will come from sales of commercial property in Florida, where the market for commercial property appears to remain strong. In addition, the Land Division does expect an increase in the future related to residential and commercial land sales in South Carolina as development on that project continues.
     We are focused on efforts to maintain sufficient liquidity to withstand the deteriorating homebuilding environment by reducing field staffing levels as necessary and working with subcontractors to lower the costs of home construction. More dramatic cost reduction strategies and asset reduction scenarios may be necessary in the future. We do not intend to purchase any new land in our homebuilding division in 2007. We are also closely monitoring spending for land development in existing projects, including the timing and phasing of community amenity construction. We will re-evaluate land acquisitions in 2008 and determine if there are economically viable opportunities to acquire finished lots from third parties that would enable us to expedite the opening of new communities, or further collaborate with our Land Division in their master planned communities. Land acquisitions and future houseline spending will be dependent on obtaining financing on acceptable terms, if at all. We also regularly review the performance of each project and are currently exploring the opportunity to sell certain land positions, although the current demand for land parcels is weak.

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
Homebuilding Overview
     The Homebuilding Division which operates through Levitt and Sons consists of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. The homebuilding environment continued to deteriorate during the first half of 2007 as increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the industry. In our Tennessee Homebuilding segment we delivered significantly fewer homes in the first six months of 2007, as compared to the same period of 2006 due to these difficult market conditions, and in both segments of our Homebuilding Division we experienced decreased orders and increased cancellation rates on homes in backlog.
     We curtailed land spending in 2007 but intend to re-evaluate the viability of land acquisitions in 2008 to determine whether there are any appropriate opportunities for development. We will continue to evaluate the land we have access to from Core Communities as well as the acquisition of land from third parties in order to increase our community count and replace sold out communities. This spending will be dependent on obtaining financing on acceptable terms, if at all.
     There has been a significant slowdown in the Florida market and orders in the second quarter of 2007 reflected a reduction in average sales price due to sales incentives and discounts. We believe sales incentives and aggressive discounting will continue to be required in Florida and Tennessee in order to maintain sales levels and, as a result, average selling prices are expected to remain below historical averages for at least the next 12-24 months and possibly beyond. Average sales prices of deliveries, while higher than the prior year, were also significantly reduced in the second quarter of 2007 by discounts provided in an effort to avoid cancellations and encourage closings.
     Our Homebuilding division’s backlog at June 30, 2007 was substantially lower than the December 31, 2006 level. The backlog decreased reflecting fewer units with lower average selling prices. The decrease in the number of units is due to the number of closings of homes exceeding the level of sales activity in the six months ended June 30, 2007 as well as the cancellation of contracts by buyers. In addition, sales prices in the current market have experienced downward pressure associated with pricing incentives necessary to be competitive and mitigate the imbalance in housing supply and demand. We offered aggressive price incentives in the second quarter of 2007 and expect to continue to offer incentives as necessary to remain competitive and generate new sales. We also continue to monitor our cancellation rates of homes in backlog and work with our customers to convert backlog into deliveries. As a result of these conditions, higher expenses are being incurred for advertising, outside brokers and other marketing programs in order to attract buyers to our communities.

     As a result of the aggressive sales discounts and incentives expected in the future and the continuing challenges of the overall homebuilding industry discussed above, we recognized approximately $63.0 million and $63.3 million in inventory related impairment charges in the three and six months ended June 30, 2007, respectively. This compares to $4.7 million of impairment charges recorded in the three and six months ended June 30, 2006. In addition to the impairment charges in 2006, we also fully wrote-down goodwill in the amount of approximately $1.3 million in the three and six months ended June 30, 2006 related to the Tennessee Homebuilding segment. The write-down was a result of several factors including historical and projected performance, the loss of key management, and declining market conditions.
Land Development Overview
     The Land Division generates revenue from land sales from two master planned communities: Tradition, Florida and Tradition, South Carolina. Tradition, Florida has been in active development for several years, while Tradition, South Carolina is in the early stage of development. There were three residential lots sold (one acre) in Tradition, South Carolina in the three months ended June 30, 2007 compared to 49 acres in Tradition, Florida in the same period in 2006. Additionally, the Land Division generates ancillary revenue from commercial leasing and provides irrigation services and marketing services to the homebuilders who purchase developed property in our master planned communities. These services increased in the current period compared to the prior period due to increased rental income associated with commercial leasing of certain properties and increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida.
     Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,800 net saleable acres. Approximately 1,757 acres have been sold to date and 44 acres were subject to firm sales contracts with various purchasers as of June 30, 2007. Tradition, South Carolina, encompasses almost 5,400 total acres, including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services, and had 54 acres subject to firm sales contracts with various homebuilders as of June 30, 2007.
     Our Land division did not record any significant sales in the three and six months ended June 30, 2007 as demand for residential inventory by homebuilders in Florida substantially decreased and the Land Division has recently concentrated on sales of commercial property. In addition to sales of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and to internally develop certain projects for leasing to third parties. It is expected that a higher percentage of revenue in the near term will come from sales of commercial property in Florida, where the market for commercial property appears to remain strong. In addition, the Land Division does expect an increase in revenue in the future related to residential and commercial land sales in South Carolina as development on that project continues. Interest in the South Carolina residential market appears less severely impacted than the Florida residential market.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized between 40.0% and 60.0% margin on Land Division sales, margins on land sales are likely to remain below the lower end of the historical range given the current downturn in the real estate markets and the significant decrease in demand in Florida we are continuing to experience. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold, as well as the potential impact of revenue deferrals associated with percentage of completion accounting. In addition to the impact of economic and market factors, the sales price of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors.

     In June 2007 the Land Division solicited bids from several potential buyers to purchase assets associated with two commercial leasing projects. We believe these offers are reasonable in relation to the current fair value and it is our intention to complete the sale of these assets by the end of this calendar year. However, we have not entered into definitive agreements for the sale of these assets and there is no assurance that these sales will be completed during 2007. The assets are available for immediate sale in their present condition. It is reasonably possible that we may have continuing involvement in operating and managing these assets after the sale and may keep a retained interest in the assets and as a result exercise influence over the operating and financial policies of the real estate assets in the future. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have not classified the operations of these assets as discontinued operations due to the potential continuing involvement and retained interest. However, the assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale have also been reclassified in the unaudited consolidated statements of financial condition at June 30, 2007. Prior period amounts have also been reclassified to conform to the current year presentation.
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete of construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) inventory of real estate; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.
Inventory of real estate
     At June 30, 2007, we reviewed the real estate inventory for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with our practices and due to significant price reductions and sales incentives offered in the second quarter of 2007 and continued deterioration in the homebuilding market, we assessed all of our projects, which included homebuilding projects and land held for development and sale, to identify underperforming projects and land investments with carrying amounts that may not be recoverable through future cash flows. We measure the recoverability of assets by comparing the carrying amount of an asset to its estimated future undiscounted cash flows.
     Each project was assessed individually and as a result, the assumptions used to derive future cash flows varied by project. For land held for sale that is being remarketed, contract proposals from third parties or market assessments were used. For homebuilding projects, a variety of assumptions were used. These key assumptions are dependent on project-specific conditions and are inherently uncertain. The factors that may influence the assumptions include:
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
     We modified cash flow assumptions used at year end and at March 31, 2007 based on local market conditions and project-specific factors that changed during the three months ended June 30, 2007. Assumptions were updated to reflect current market trends, current pricing strategies including any sales incentives or discounts, and recent sales, delivery and cancellation trends. After considering these factors, we projected future cash flows for the balance of the project until the project is expected to be sold out. If the resulting carrying amount of the project exceeded the estimated undiscounted cash flows from the project, an impairment charge was recognized to reduce the carrying value of the project to fair value. Fair value is determined by applying a risk based discount rate (currently 15%) to the future estimated cash flows for each project.
     At June 30, 2007, we had 13 projects in the Tennessee Homebuilding segment with inventory available for sale. Our Tennessee projects are generally smaller and of a shorter duration than projects in our other markets. These projects are expected to sell out through 2008. We used certain assumptions in the impairment evaluation for the Tennessee projects at June 30, 2007 regarding projected sales prices, unit sales and margin percentage which resulted in projected negative margins at six projects ranging between (5.3%) and (67.2%). In addition, if there were projected losses in backlog on certain contracts entered into in the second quarter 2007 we fully reserved for the projected loss on those contracts.
     Our homebuilding projects in the Primary Homebuilding segment are generally larger than projects in the Tennessee Homebuilding segment and many are in the early stages of development. Accordingly, the projections for many projects will extend for four to seven years into the future, inherently increasing the uncertainty involved in the projections. Specific assumptions for projected unit sales and margin percentage on delivered units for homebuilding projects excluding Tennessee include:
•	estimated average future sales prices were based on current sales prices with significant discounts and incentives continuing through 2009 followed by average sales price increases ranging from nominal to 4% in 2010 and beyond. Discounting activity is assumed to gradually diminish beginning in the second half of 2009;

•	estimated future construction and land development costs were kept relatively consistent throughout the entire project;

•	estimates of average (unweighted) gross margin percentages ranging between 8% and 11% in the early years and 14% and higher in 2011 and beyond;

•	estimated future sales rates were projected to decline in 2007 and 2008, with more than 50% of projects projected to average less than 80 units per year. Sales rates were projected to improve in 2009, with only 25% of projects selling less than 80 units per year, and then stabilizing beginning in 2010.
     As a result of the above analysis, we recorded impairment charges in the three and six months ended June 30, 2007 for eight projects in the Primary Homebuilding segment and for ten projects in the Tennessee Homebuilding segment. During the three months ended June 30, 2007 and 2006 impairment charges amounted to approximately $63.0 million and $4.7 million, respectively. In the six months ended June 30, 2007 and 2006 impairment charges amounted to approximately $63.3 million and $4.7 million, respectively.
     At June 30, 2007, total homebuilding inventory was $586.9 million, of which $183.6 million, or 31.3%, had recorded impairments. At the time these impairments were taken, inventory on those projects was recorded at estimated fair value which was below cost. The balance of the projects are recorded at cost. At December 31, 2006 total homebuilding inventory was $664.6 million, of which $113.6 million, or 17.1%, had recorded impairments. The balance was recorded at cost.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$125,364	130,658	(5,294)	266,662	256,201	10,461
Other revenues	2,476	2,556	(80)	4,973	4,507	466

Total revenues	127,840	133,214	(5,374)	271,635	260,708	10,927

Costs and expenses
Cost of sales of real estate	171,594	105,652	65,942	284,502	207,707	76,795
Selling, general and administrative expenses	33,609	31,012	2,597	66,515	57,767	8,748
Other expenses	413	1,923	(1,510)	895	2,549	(1,654)

Total costs and expenses	205,616	138,587	67,029	351,912	268,023	83,889

Earnings from Bluegreen Corporation	1,357	2,152	(795)	3,101	2,103	998
Interest and other income	3,299	2,129	1,170	5,641	3,018	2,623

Loss before income taxes	(73,120)	(1,092)	(72,028)	(71,535)	(2,194)	(69,341)
Benefit for income taxes	15,033	355	14,678	14,424	797	13,627

Net loss	$(58,087)	(737)	(57,350)	(57,111)	(1,397)	(55,714)

For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Consolidated net loss increased $57.4 million for the three months ended June 30, 2007 as compared to the same period in 2006. The increase in net loss was the result of a $63.0 million impairment charge recorded in the Homebuilding Division in the three months ended June 30, 2007 compared to $4.7 million in the three months ended June 30, 2006. In addition, there were higher selling, general and administrative expenses in all of the Divisions except in our Tennessee Homebuilding segment, and lower sales recognized by our Land Division. Further, Bluegreen Corporation’s earnings decreased during the three months ended June 30, 2007 as compared to the same period in 2006. The increased charges were partially offset by increases in interest and other income associated with the increased forfeited deposits realized by our Homebuilding Division.
     Revenues from sales of real estate decreased 4.1% to $125.4 million for the three months ended June 30, 2007 from $130.7 million for the same period in 2006. In the three months ended June 30, 2007, the Land Division generated revenue of $1.9 million compared to $14.1 million of revenue in the same period in 2006. The decrease was mostly attributable to selling three residential lots (one acre) in the three months ended June 30, 2007 compared to selling 49 acres in the same period in 2006. Additionally, revenues from home sales in our Tennessee Homebuilding segment decreased to $8.8 million during the three months ended June 30, 2007, from $14.3 million for the same period in 2006. During the three months ended June 30, 2007, 44 homes were delivered in the Tennessee Homebuilding segment compared to 66 homes delivered during the same period in 2006. These decreases were partially offset by increased revenues in the Primary Homebuilding Division which was $114.8 million for the three months ended June 30, 2007 compared to $102.3 million for the same period in 2006. During the three months ended June 30, 2007, the Primary Homebuilding Division delivered 335 homes as compared to 326 homes delivered during the same period in 2006.
     Other revenues decreased $80,000 to $2.5 million for the three months ended June 30, 2007, compared to $2.6 million during the same period in 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the 2007 period compared to the 2006 period due to the geographic location of the closings. These decreases were offset in part by the increased revenue in our Land Division associated with rental income received from leasing internally developed commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.

     Cost of sales of real estate increased 62.4% to $171.6 million during the three months ended June 30, 2007, as compared to $105.7 million in the same period in 2006. Cost of sales increased despite the decrease in revenues from sales of real estate. The increase was due to impairment charges being recorded in an aggregate amount of $63.0 million in both of our segments of the Homebuilding Division during the three months ended June 30, 2007 compared to the Tennessee Homebuilding segment recording a $4.7 million impairment charge in the same period in 2006. In addition to impairment charges, cost of sales increased due to higher costs of construction based on the product mix that was delivered and increased deliveries in our Primary Homebuilding division. The increase in cost of sales in the Homebuilding Division was partially offset by lower cost of sales in the Land Division due to lower revenue and lower deliveries in the Tennessee Homebuilding segment.
     Consolidated margin percentage declined during the three months ended June 30, 2007 to a negative margin of 36.9% compared to a margin of 19.1% in the three months ended June 30, 2006 primarily related to the impairment charges recorded in the Homebuilding Division. Consolidated gross margin excluding impairment charges was 13.4% compared to a gross margin of 22.8% for the same period in 2006. The decline was associated with significant discounts offered to encourage buyers to close and reduce cancellations and aggressive pricing discounts on spec units.
     Selling, general and administrative expenses increased $2.6 million to $33.6 million during the three months ended June 30, 2007 from $31.0 million during the same period in 2006 as a result of higher employee compensation and benefits, increased advertising, marketing and outside broker commissions, increased depreciation and increased professional fees. The increase in employee compensation and benefits is mainly due to severance related charges in the amount of approximately $900,000 related to reductions in force in our Primary Homebuilding segment in the three months ended June 30, 2007 compared to no severance charges in the three months ended June 30, 2006. Compensation amounts also increased due to an increase in non-cash stock compensation expense of approximately $200,000 due to the issuance of stock options in 2007 and increased sales commissions and higher commission percentages related to increased home deliveries and higher sales commission percentages being paid in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Advertising, outside broker commissions and other marketing expenses increased in our Primary Homebuilding and Land segments related to efforts to attract buyers in a challenging homebuilding market. Depreciation expense increased approximately $550,000 due to the amortization of software costs in the three months ended June 30, 2007 as well as the increased depreciation associated with Core Communities commercial assets. No software costs were amortized in the three months ended June 30, 2006 as our new information technology system was not implemented until October 2006, and many of the commercial assets were put into use in the end of 2006. Lastly, fees for professional services increased relating to the proposed merger with BFC and increased legal and accounting costs in the three months ended June 30, 2007 associated with amendments to our Form 10-K for the year ended December 31, 2006 and our first quarter Form 10-Q. These professional fees were slightly offset by a reduction in non-capitalizable consulting services which were performed in the three months ended June 30, 2006 related to the systems implementation. These increases were offset by lower selling, general and administrative costs in our Tennessee Homebuilding segment as headcount and overhead spending decreased commensurate with the decrease in units under construction and in backlog. As a percentage of total revenues, selling, general and administrative expenses increased to 26.3% during the three months ended June 30, 2007 from 23.3% during the same period in 2006.
     Interest incurred and capitalized totaled $13.8 million in the three months ended June 30, 2007 compared to $9.5 million for the same period in 2006. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $5.6 million and $3.0 million, respectively.

     Other expenses of $413,000 decreased $1.5 million during the three months ended June 30, 2007 from $1.9 million for the same period in 2006. The decrease was primarily attributable to the write-down of goodwill in the three months ended June 30, 2006 of approximately $1.3 million associated with our Tennessee Homebuilding segment. The remaining balances consist of title and mortgage expense. Title and mortgage expense relates primarily to closing costs and title insurance costs for closings processed internally. These costs were down slightly despite the increase in closings as more closings were handled by an outside title broker in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
     Bluegreen reported net income for the three months ended June 30, 2007 of $4.1 million, as compared to net income of $6.6 million for the same period in 2006. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $1.4 million for the three months ended June 30, 2007 compared to our interest in Bluegreen’s earnings of $2.2 million for the same period in 2006.
     Interest and other income increased from $2.1 million during the three months ending June 30, 2006 to $3.3 million during the same period in 2007. The increase is the result of an increase in forfeited deposits of $2.4 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in gain on sale of fixed assets which totaled $1.3 million during the three months ended June 30, 2006 compared to $12,000 in the same period in 2007.
     The benefit for income taxes had an effective rate of 20.6% in the three months ended June 30, 2007 compared to 32.5% in the three months ended June 30, 2006. The decrease in the effective tax rate is a result of recording a valuation allowance in the three months ended June 30, 2007 for those deferred tax assets that are not expected to be recovered in the future. Due to the large impairment charges recorded in the three months ended June 30, 2007, the expected timing of the future reversal of those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize a portion of the deferred tax asset. At June 30, 2007, we had $43.4 million in gross deferred tax assets. After consideration of $25.8 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $9.6 million was recorded. The increase in the valuation allowance from 2006 is $9.2 million.
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Consolidated net loss increased $55.7 million, to $57.1 million for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in net loss was the result of $63.3 million in impairment charges recorded in the Homebuilding Division during the six months ended June 30, 2007 compared to $4.7 million for the same period in 2006. In addition, there were higher selling, general and administrative expenses in all of the segments except in our Tennessee Homebuilding segment, and lower sales recognized by our Land Division. These decreases were partially offset by Bluegreen Corporation’s increased earnings during the six months ended June 30, 2007 as compared to the same period in 2006 as well as increases in interest and other income associated with the increased forfeited deposits realized by our Homebuilding Division.
     Revenues from sales of real estate increased 4.1% to $266.7 million for the six months ended June 30, 2007 from $256.2 million for the same period in 2006. This increase was primarily attributable to an increase in revenues from home sales associated with our Primary Homebuilding segment. Revenues from home sales in the Primary Homebuilding operations increased to $227.3 million during the six months ended June 30, 2007 compared to $193.1 million for the same period in 2006. During the six months ended June 30, 2007, 650 homes were delivered as compared to 634 homes delivered during the same period in 2006 and the average selling price of deliveries increased to $350,000 for the six months ended June 30, 2007 from $305,000 for the same period in 2006. Revenues for the six months ended June 30, 2007 also reflect sales of flex warehouse properties as Levitt Commercial delivered 17 flex warehouse units at its remaining development project, generating revenues of $6.6 million. Levitt Commercial did not deliver any units during the six months ended June 30, 2006. Offsetting these increases were decreases in revenues associated with our Tennessee Homebuilding segment as well as the Land Division. In the six months ended June 30, 2007, the Land Division generated revenue of $2.7 million compared to $21.4 million during the same period in 2006. Revenues from home sales associated with our Tennessee Homebuilding segment decreased to $30.5 million during the six months ended June 30, 2007 compared to $41.7 million for the same period in 2006. The Tennessee Homebuilding segment delivered 91 homes during the six months ended June 30, 2007 compared to 197 homes delivered during the same period in 2006.

     Other revenues increased $466,000 to $5.0 million for the six months ended June 30, 2007, compared to $4.5 million during the same period in 2006. This was due to increased revenue in our Land Division associated with rental income received from leasing internally developed commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida. These increases were offset in part by decreases in other revenues in the Primary Homebuilding segment due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the 2007 period compared to the 2006 period due to the geographic location of the closings.
     Cost of sales of real estate increased 37.0% to $284.5 million during the six months ended June 30, 2007, compared to $207.7 million in the same period in 2006. The increase in cost of sales was due to increased sales of real estate recorded by the Primary Homebuilding segment and the increase in impairment charges of $58.6 million. These increases were offset by lower cost of sales due to fewer land sales recorded by the Land Division and lower deliveries in the Tennessee Homebuilding segment.
     Consolidated margin percentage declined during the six months ended June 30, 2007 to a negative margin of 6.7% compared to a margin of 18.9% in the six months ended June 30, 2006 primarily as a result of the 2007 second quarter impairment charges recorded in the Homebuilding Division. Consolidated gross margin excluding impairment charges was 17.0% compared to a gross margin of 20.8% for the same period in 2006. The decline was associated with significant discounts offered to encourage buyers to close and reduce cancellations and aggressive pricing discounts on spec units.
     Selling, general and administrative expenses increased $8.7 million to $66.5 million during the six months ended June 30, 2007 compared to $57.8 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased advertising, marketing and outside broker commissions, increased depreciation and increased professional services expenditures. The increase in employee compensation and benefits is mainly due to severance related charges in the amount of approximately $1.4 million related to reductions in force in our Primary Homebuilding segment in the six months ended June 30, 2007 compared to no severance charges in the six months ended June 30, 2006. Compensation amounts also increased due to the increase in non-cash stock compensation expense of approximately $350,000 due to the issuance of 2007 stock options and increased sales commissions related to increased home deliveries and higher sales commission percentages being paid in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Advertising, outside broker commissions and other marketing expenses increased in our Primary Homebuilding and Land segments related to efforts to attract buyers in a challenging homebuilding market. Depreciation expense increased $1.2 million due to the amortization of software costs in the six months ended June 30, 2007 as well as the increased depreciation associated with Core Communities commercial assets. No software costs were amortized in the six months ended June 30, 2006 as our new information technology system was not implemented until October 2006, and many of the commercial assets were put into use in the end of 2006. Lastly, fees for professional services increased relating to the proposed merger with BFC Corporation and increased legal and accounting costs in the six months ended June 30, 2007 associated with amendments to our Form 10-K for the year ended December 31, 2006 and our first quarter Form 10-Q. These professional fees were slightly offset by a reduction in non-capitalizable consulting services which were performed in the six months ended June 30, 2006 related to the systems implementation. These increases were offset by lower selling, general and administrative costs in our Tennessee Homebuilding segment as headcount and overhead spending decreased commensurate with the decrease in units under construction and in backlog. As a percentage of total revenues, selling, general and administrative expenses increased to 24.5% during the six months ended June 30, 2007 from 22.2% during the same 2006 period.
     Interest incurred and capitalized totaled $26.8 million for the six months ended June 30, 2007 compared to $17.6 million for the same period in 2006. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as an increase in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $10.0 million and $5.7 million, respectively.

     Other expenses of $895,000 decreased $1.7 million during the six months ended June 30, 2007 from $2.5 million for the same period in 2006. The decrease was primarily attributable to the write-down of goodwill in the six months ended June 30, 2006 of approximately $1.3 million associated with our Tennessee Homebuilding segment. The remaining balances consist of title and mortgage expense. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally. These costs were down slightly despite the increase in closings due to more closings handled by an outside title broker in the six months ended June 30, 2007 as opposed to June 30, 2006.
     Bluegreen reported net income for the six months ended June 30, 2007 of $9.4 million, as compared to net income of $6.1 million for the same period in 2006. In the first quarter of 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”)and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which comprised a significant portion of the decline in earnings. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $3.1 million for the 2007 period compared to $2.1 million for the same period in 2006.
     Interest and other income increased from $3.0 million during the six months ending June 30, 2006 to $5.6 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $3.8 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in gain on sale of fixed assets which totaled $1.3 million during the three months ending June 30, 2006 compared to $12,000 in the same period in 2007.
     The benefit for income taxes had an effective rate of 20.2% in the six months ended June 30, 2007 compared to 36.3% in the six months ended June 30, 2006. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to the large impairment charges recorded in the six months ended June 30, 2007, the expected timing of the future reversal of those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize a portion of the deferred tax asset. At June 30, 2007, we had $43.4 million in gross deferred tax assets. After consideration of $25.8 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $9.6 million was recorded. The increase in the valuation allowance from 2006 is $9.2 million.

PRIMARY HOMEBUILDING RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$114,805	102,287	12,518	227,317	193,132	34,185
Other revenues	877	1,018	(141)	1,599	2,026	(427)

Total revenues	115,682	103,305	12,377	228,916	195,158	33,758

Costs and expenses
Cost of sales of real estate	162,323	80,076	82,247	249,275	152,368	96,907
Selling, general and administrative expenses	20,675	17,217	3,458	39,096	31,206	7,890
Other expenses	413	616	(203)	895	1,242	(347)

Total costs and expenses	183,411	97,909	85,502	289,266	184,816	104,450

Interest and other income	2,560	226	2,334	4,201	367	3,834

(Loss) income before income taxes	(65,169)	5,622	(70,791)	(56,149)	10,709	(66,858)
Benefit (provision) for income taxes	13,353	(2,253)	15,606	9,814	(4,131)	13,945

Net (loss) income	$(51,816)	3,369	(55,185)	(46,335)	6,578	(52,913)

Homes delivered (units)	335	326	9	650	634	16
Construction starts (units)	175	447	(272)	377	786	(409)
Average selling price of homes delivered	$343	314	29	350	305	45
Margin percentage	(41.4%)	21.7%	(63.1%)	(9.7%)	21.1%	(30.8%)
Gross orders (units)	399	302	97	594	754	(160)
Gross orders (value)	$106,134	94,570	11,564	172,650	243,527	(70,877)
Cancellations (units)	156	52	104	250	85	165
Net orders (units)	243	250	(7)	344	669	(325)
Backlog of homes (units)	820	1,634	(814)	820	1,634	(814)
Backlog of homes (value)	$270,907	571,109	(300,202)	270,907	571,109	(300,202)
For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders increased to $106.1 million for the three months ended June 30, 2007, from $94.6 million for the same period in 2006 due to the increase in gross orders. During the three months ended June 30, 2007, gross orders were 399 units offset by cancellations of 156 ( a cancellation rate of 39%). During the three months ended June 30, 2006, gross orders were 302 units offset by cancellations of 52 ( a cancellation rate of 17%). Average sales prices of gross orders decreased to $266,000 for the three months ended June 30, 2007, from $313,000 in the same period in 2006. The decrease in the average sales prices of gross orders was the result of continued slow market conditions as traffic trended downward and conversion rates slowed causing us to reduce prices in certain markets in order to remain competitive, and a higher mix of town home units. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing. In addition, increased discounts on new orders, aggressive pricing on spec sales and an auction in one of our communities resulted in a decline in the average sales price of gross orders. Construction starts decreased as compared to 2006 due to lower sales. The average sales price of the homes in backlog at June 30, 2007 decreased 5.7% to $330,000, from $350,000 at June 30, 2006.

     Revenues from home sales increased 12.2% to $114.8 million during the three months ended June 30, 2007, compared to $102.3 million for the same period in 2006. During the three months ended June 30, 2007, 335 homes were delivered compared to 326 homes delivered during the three months ended June 30, 2006. In addition to the increase in deliveries, we experienced an increase in revenues due to an increase in the average price of our homes delivered due to deliveries from higher priced projects. The average sales prices of delivered units, while higher than the prior year, was negatively impacted by $13.4 million in discounts offered to buyers during the three months ended June 30, 2007 compared to less than $100,000 in the same period in 2006.
     Other revenues decreased $141,000 to $877,000 for the three months ended June 30, 2007, compared to $1.0 million during the same period in 2006. Other revenues decreased due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the three months ended June 30, 2007 compared to the same period in 2006 due to the geographic location of the closings.
     Cost of sales of real estate increased to $162.3 million during the three months ended June 30, 2007, compared to $80.1 million during the same period in 2006. The increase was primarily due to impairment charges in the amount of $62.4 million in the Primary Homebuilding segment. In addition to impairment charges, cost of sales increased due to increased deliveries and the mix of homes delivered in the quarter, as more costly units were delivered.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 41.4% in three months ended June 30, 2007 from 21.7% in the three months ended June 30, 2006 mainly attributable to the impairment charges recorded in the three months ended June 30, 2007. Gross margin excluding impairments declined from 21.7% in the three months ended June 30, 2006 to 13.0% during the three months ended June 30, 2007. This decline was primarily attributable to significant discounts offered to encourage buyers to close and reduce cancellations and aggressive pricing discounts on spec units.
     Selling, general and administrative expenses increased $3.5 million or 20.1% to $20.7 million during the three months ended June 30, 2007, as compared to $17.2 million in the same period in 2006 primarily as a result of higher employee compensation and benefits expense, higher outside broker commissions, and increased advertising and marketing costs. The increase in employee compensation and benefits expense is primarily related to severance related charges in the amount of approximately $900,000. Other increases in employee compensation and benefits is due to increased sales commissions related to increased deliveries and higher sales commissions percentages being paid in the three months ended June 30, 2007 compared to the same period in 2006. The increase in advertising and outside broker costs is due to increased advertising and the use of outside brokers to direct buyers to our communities. As a percentage of total revenues, selling, general and administrative expense was approximately 17.9% for the three months ended June 30, 2007 compared to 16.7% for the same 2006 period.
     Other expenses decreased to $413,000 during the three months ended June 30, 2007 from $616,000 for the same period in 2006 which mostly relates to title and mortgage expense. Title and mortgage costs are closing costs and title insurance costs for closings processed internally. These costs were down slightly despite the increase in closings as more closings were handled by an outside title broker in the three months ended June 30, 2007 compared to the same period in 2006.
     Interest incurred and capitalized totaled $7.8 million and $5.7 million for the three months ended June 30, 2007 and 2006, respectively. Interest incurred increased as a result of a $57.4 million increase in our borrowings from June 30, 2006, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $4.6 million and $2.0 million, respectively.
     Interest and other income increased from $226,000 during the three months ending June 30, 2006 to $2.6 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $2.4 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in interest income.

For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $172.7 million for the six months ended June 30, 2007, from $243.5 million during the same period in 2006 due to the decrease in gross orders and the decrease in average sales prices. During the six months ended June 30, 2007, gross orders decreased to 594 units offset by cancellations of 250 (a cancellation rate of 42%). During the six months ended June 30, 2006, gross orders were 754 units offset by cancellations of 85 ( a cancellation rate of 11%). Average sales prices of gross orders decreased to $291,000 for the six months ended June 30, 2007, from $323,000 in the same period in 2006. The decrease in the average sales price of gross orders was the result of continued slow market conditions as traffic trended downward and conversion rates slowed causing us to reduce prices in certain markets in order to remain competitive. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing. In addition, increased discounts on new orders, aggressive pricing on spec sales and an auction in one of our communities resulted in a decline in the average sales price of gross orders.
     Revenues from home sales increased to $227.3 million during the six months ended June 30, 2007, from $193.1 million during the same period in 2006. During the six months ended June 30, 2007, 650 homes were delivered compared to 634 homes delivered during the same period in 2006. In addition, there was an increase in the average sale prices on homes delivered to $350,000 for the six months ended June 30, 2007, compared with $305,000 during the same period in 2006 due to deliveries from higher priced communities. The average sales prices of delivered units, while higher than the prior year, was negatively impacted by approximately $17.3 million in discounts offered to buyers during the six months ended June 30, 2007 compared to approximately $400,000 in the same period in 2006.
     Other revenues decreased $427,000 to $1.6 million for the six months ended June 30, 2007, compared to $2.0 million during the same period in 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the six months ended June 30, 2007 compared to the same period in 2006 due to the geographic location of the closings.
     Cost of sales increased $96.9 million to $249.3 million during the six months ended June 30, 2007, compared to $152.4 million during the same period in 2006. The increase was primarily due to impairment charges in the amount of $62.5 million in our Primary Homebuilding segment. In addition to impairment charges, cost of sales increased due to increased deliveries and the mix of homes delivered in the period, as more costly units were delivered.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 9.7% in six months ended June 30, 2007 from 21.1% in the six months ended June 30, 2006 mainly attributable to the impairment charges recorded in the six months ended June 30, 2007. Gross margin excluding impairments declined from 21.1% in the six months ended June 30, 2006 to 17.8% during the six months ended June 30, 2007. This decline was primarily attributable to significant discounts offered to encourage buyers to close and reduce cancellations and aggressive pricing discounts on spec units.
     Selling, general and administrative expenses increased 25.3% to $39.1 million during the six months ended June 30, 2007, compared to $31.2 million in the same period in 2006 primarily as a result of higher employee compensation and benefits expense, higher broker commissions, and increased advertising and marketing costs. The increase in employee compensation and benefits expense is primarily related to severance related charges in the amount of approximately $1.4 million. Other increases in employee compensation and benefits include increased sales commissions related to increased deliveries and higher sales commission percentages being paid in the six months ended June 30, 2007 compared to the same period in 2006. The increase in advertising and outside broker costs is due to increased advertising and the use of outside brokers to direct potential buyers to our communities. As a percentage of total revenues, selling, general and administrative expense was approximately 17.1% for the six months ended June 30, 2007 compared to 16.0% for the same period in 2006.

     Interest incurred and capitalized totaled $15.6 million and $10.4 million for the six months ended June 30, 2007 and 2006, respectively. Interest incurred increased as a result of a $57.4 million increase in our borrowings from June 30, 2006, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $7.8 million and $3.6 million, respectively.
     Interest and other income increased from $367,000 during the six months ended June 30, 2006 to $4.2 million during the same period in 2007. This change was primarily related to an increase in forfeited deposits of $3.8 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in interest income.
TENNESSEE HOMEBUILDING RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$8,848	14,287	(5,439)	30,505	41,717	(11,212)

Total revenues	8,848	14,287	(5,439)	30,505	41,717	(11,212)

Costs and expenses
Cost of sales of real estate	8,683	17,285	(8,602)	29,334	41,490	(12,156)
Selling, general and administrative expenses	1,980	3,351	(1,371)	3,864	6,934	(3,070)
Other expenses	—	1,307	(1,307)	—	1,307	(1,307)

Total costs and expenses	10,663	21,943	(11,280)	33,198	49,731	(16,533)

Interest and other income	23	22	1	52	58	(6)

Loss before income taxes	(1,792)	(7,634)	5,842	(2,641)	(7,956)	5,315
Benefit for income taxes	596	2,338	(1,742)	924	2,462	(1,538)

Net loss	$(1,196)	(5,296)	4,100	(1,717)	(5,494)	3,777

Homes delivered (units)	44	66	(22)	91	197	(106)
Construction starts (units)	60	85	(25)	112	136	(24)
Average selling price of homes delivered (a)	$201	216	(15)	214	212	2
Margin percentage (a)	1.9%	(21.0)%	22.9%	6.0%	0.5%	5.5%
Gross orders (units)	79	121	(42)	169	254	(85)
Gross orders (value)	$16,291	25,041	(8,750)	36,634	51,357	(14,723)
Cancellations (units)	31	39	(8)	63	85	(22)
Net orders (units)	48	82	(34)	106	169	(63)
Backlog of homes (units)	137	165	(28)	137	165	(28)
Backlog of homes (value)	$26,925	38,058	(11,133)	26,925	38,058	(11,133)

(a)	Calculation for the six months ended June 30, 2007 excludes $11.1 million land sale, which generated no margin. No comparable land sales occurred in the six months ended June 30, 2006.

For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $16.3 million for the three months ended June 30, 2007, from $25.0 million for the same period in 2006 due to the decrease in gross orders. During the three months ended June 30, 2007, gross orders decreased to 79 units offset by cancellations of 31 (a cancellation rate of 39%). During the three months ended June 30, 2006, gross orders of 121 were offset by cancellations of 39 (a cancellation rate of 32%). Average sales prices of gross orders remained somewhat consistent at $206,000 for the three months ended June 30, 2007, compared with $207,000 in the same period in 2006. The decrease in gross orders was the result of continuing slow market conditions as traffic trended downward and conversion rates slowed. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing.
     Revenues from sales of real estate decreased to $8.8 million during the three months ended June 30, 2007, compared to $14.3 million during the same 2006 period. During the three months ended June 30, 2007, 44 homes were delivered at an average sales price of $201,000 as compared to 66 homes delivered at an average price of $216,000 during the three months ended June 30, 2006. The decrease in the average price of our homes delivered was due to the mix of homes delivered in the quarter. These decreases reflect the downturn in the homebuilding market.
     Cost of sales decreased 49.8% to $8.7 million during the three months ended June 30, 2007, as compared to $17.3 million during the same period in 2006 due to the decrease in home deliveries. In addition, impairment charges decreased $4.1 million from $4.7 million in the three months ended June 30, 2006 to $586,000 in the three months ended June 30, 2007.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) increased to 1.9% in the three months ended June 30, 2007 from a negative margin of 21.0% in the three months ended June 30, 2006. This increase in gross margin was primarily attributable to lower impairment charges, which decreased by $4.1 million in the three months ended June 30, 2007 compared to the same period in 2006. Gross margin excluding impairments declined from 12.2% during the three months ended June 30, 2006 to 8.5% during the three months ended June 30, 2007 due to the mix of homes delivered and higher indirect costs on the homes delivered during the three months ended June 30, 2007.
     Selling, general and administrative expenses decreased $1.4 million to $2.0 million during the three months ended June 30, 2007 compared to $3.4 million during the same period in 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs. The decrease in employee compensation and benefits is mainly due to the decrease in headcount as the number of employees declined to 31 at June 30, 2007 from 67 at June 30, 2006. Headcount decreased in response to the decrease in units under construction and in backlog. The decreases associated with marketing and advertising are attributable to a decreased focus on advertising in the Tennessee market as well as lower outside broker commissions due to lower revenues generated in the three months ended June 30, 2007 compared to the same period in 2006.
     Other expenses decreased $1.3 million during the three months ended June 30, 2007 due to the write-off of goodwill in the three months ended June 30, 2006 associated with our Tennessee Homebuilding segment.
     Interest incurred and capitalized totaled approximately $400,000 and $800,000 for the three months ended June 30, 2007 and 2006, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $300,000 and $400,000, respectively.
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $36.6 million for the six months ended June 30, 2007, from $51.4 million for the same period in 2006 due to the decrease in gross orders. During the six months ended June 30, 2007, gross orders decreased to 169 units offset by cancellations of 63 (a cancellation rate of 37%). During the six months ended June 30, 2006, gross orders of 254 were offset by cancellations of 85 (a cancellation rate of 33%). The decrease in gross orders was the result of continuing slow market conditions as traffic trended downward and conversion rates slowed. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing. Average sales prices of gross orders increased to $217,000 for the six months ended June 30, 2007, from $202,000 in the same period in 2006. This was strictly due to the product mix of orders that were sold in the six months ended June 30, 2007 which were at higher priced communities compared to the same period in 2006.

     Revenues from sales of real estate decreased to $30.5 million during the six months ended June 30, 2007, from $41.7 million during the same period in 2006. Included in the 2007 revenue was $11.1 million from a sale of land that management decided to not develop further. During the six months ended June 30, 2007, 91 homes were delivered at an average sales price of $214,000 as compared to 197 homes delivered at an average price of $212,000 during the six months ended June 30, 2006. While the average sales prices of homes delivered in 2007 remained consistent with 2006, home sales revenue decreased significantly due to fewer homes delivered.
     Cost of sales decreased 29.3% to $29.3 million during the six months ended June 30, 2007, as compared to $41.5 million during the same period in 2006 due to a decrease in home deliveries. Included in cost of sales in the six months ended June 30, 2007 was $11.1 million associated with the aforementioned land sale. In addition, impairment charges decreased $3.9 million from $4.7 million in the six months ended June 30, 2006 to $776,000 in the six months ended June 30, 2007.
     Margin percentage on homes delivered increased to 6.0% in the six months ended June 30, 2007 from 0.5% in the six months ended June 30, 2006. The increase in gross margin was primarily attributable to lower impairment charges, which decreased by $3.9 million in the six months ended June 30, 2007 compared to the same period in 2006. Gross margin excluding impairment charges declined from 11.9% during the six months ended June 30, 2006 to 10.0% during the three months ended June 30, 2007 due to the mix of homes delivered and higher indirect costs on the homes delivered during the six months ended June 30, 2007. In addition, there was a land sale for $11.1 million in the six months ended June 30, 2007 in which no margin was generated as this sale was fully reserved as of December 31, 2006.
     Selling, general and administrative expenses decreased $3.1 million to $3.9 million during the six months ended June 30, 2007 compared to $6.9 million during the same period in 2006 primarily as a result of lower employee compensation and benefits and decreased advertising and marketing costs. The decrease in employee compensation and benefits is mainly due to the decrease in headcount as the number of employees declined to 31 at June 30, 2007 from 67 at June 30, 2006. Headcount decreased in response to the decrease in units under construction and in backlog. The decreases associated with marketing and advertising are attributable to a decreased focus on advertising in the Tennessee market as well as lower outside broker commissions due to lower revenues generated in the six months ended June 30, 2007 compared to the same period in 2006.
     Other expenses decreased $1.3 million during the six months ended June 30, 2007 due to the write-off of goodwill in the six months ended June 30, 2006 associated with our Tennessee Homebuilding segment.
     Interest incurred and capitalized totaled approximately $1.0 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2007 and 2006 included previously capitalized interest of approximately $700,000 and $900,000, respectively.

LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except acres information)		(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$1,917	14,086	(12,169)	2,694	21,358	(18,664)
Other revenues	1,640	1,101	539	3,142	1,721	1,421

Total revenues	3,557	15,187	(11,630)	5,836	23,079	(17,243)

Costs and expenses
Cost of sales of real estate	483	7,718	(7,235)	555	12,737	(12,182)
Selling, general and administrative expenses	4,088	3,580	508	8,453	6,366	2,087
Interest expense	807	—	807	1,022	—	1,022

Total costs and expenses	5,378	11,298	(5,920)	10,030	19,103	(9,073)

Interest and other income	1,119	1,556	(437)	2,067	1,924	143

(Loss) income before income taxes	(702)	5,445	(6,147)	(2,127)	5,900	(8,027)
Benefit (provision) for income taxes	328	(2,068)	2,396	896	(2,205)	3,101

Net (loss) income	$(374)	3,377	(3,751)	(1,231)	3,695	(4,926)

Acres sold	1	48.5	(47.5)	1	105	(104)
Margin percentage	74.8%	45.2%	29.6%	79.4%	40.4%	39.0%
Unsold saleable acres (a)	6,870	7,138	(268)	6,870	7,138	(268)
Acres subject to sales contracts — third parties	98	84	14	98	84	14
Aggregate sales price of acres subject to sales contracts to third parties	$29,013	15,387	13,626	29,013	15,387	13,626

(a)	Includes approximately 51 acres related to assets held for sale as of June 30, 2007.
For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Revenues from sales of real estate decreased 86.4% to $1.9 million during the three months ended June 30, 2007, compared to $14.1 million during the same period in 2006. Revenues for the three months ended June 30, 2007 were comprised of “look back” provisions of $788,000 compared to $67,000 in the three months ended June 30, 2006. “Look back” revenue relates to incremental revenue received from homebuilders based on the final resale price to the homebuilder’s customer. Certain of the Land Division’s contracts contain these provisions. We also recognized deferred revenue on previously sold lots totaling approximately $701,000, of which $206,000 was related to the sales to the Primary Homebuilding segment and is eliminated in consolidation. In addition, in the three months ended June 30, 2007 we sold three residential lots encompassing one acre in Tradition, South Carolina in which we recognized revenue of $428,000. In the three months ended June 30, 2006, 49 acres were sold in Tradition, Florida. In 2007, demand for residential land in Tradition, Florida has slowed dramatically, and management is focusing on sales and development of commercial property, as well as the continued development of Tradition, South Carolina.
     Other revenues increased $539,000 to $1.6 million for the three months ended June 30, 2007, compared to $1.1 million during the same period in 2006. This was due to increased rental income associated with leasing internally developed commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales of real estate decreased $7.2 million to $483,000 during the three months ended June 30, 2007, as compared to $7.7 million for the same period in 2006 due to the decrease in revenues from sales of real estate.

     Margin percentage increased to 74.8% in the three months ended June 30, 2007 from 45.2% in the three months ended June 30, 2006. The increase in margin is primarily due to 100% margin being recorded on “lookback” revenue because the costs were fully expensed at the time of closing. The increased margin on lookback revenue was slightly offset by a lower margin on the land sale in South Carolina in the three months ended June 30, 2007 of 31.0% compared to a margin of 45.2% on the land sold in Tradition, Florida in the three months ended June 30, 2006.
     Selling, general and administrative expenses increased 14.2% to $4.1 million during the three months ended June 30, 2007 compared to $3.6 million in the same period in 2006. The increase is the result of higher employee compensation and benefits and other general and administrative costs. The number of employees increased to 70 at June 30, 2007, from 53 at June 30, 2006, as additional personnel were added to support commercial leasing activities, irrigation services and development activity in Tradition, South Carolina. General and administrative costs increased related to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.
     Interest incurred for the three months ended June 30, 2007 and 2006 was $3.5 million and $1.5 million, respectively. Interest capitalized totaled $2.7 million for the three months ended June 30, 2007 as compared to $1.5 million during the same period in 2006. The difference in the interest incurred and capitalized which is included in interest expense in the three months ended June 30, 2007 of approximately $800,000 was attributable to funds borrowed by Core Communities but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and due to an increase in the average interest rate on variable-rate debt. Most of Core Communities’ variable-rate debt is indexed to various LIBOR rates, which increased from June 30, 2006 to June 30, 2007. Cost of sales of real estate for the three months ended June 30, 2007 included approximately $1,000 in previously capitalized interest, as compared to $75,000 for the three months ended June 30, 2006.
     Interest and other income decreased from $1.6 million during the three months ending June 30, 2006 to $1.1 million during the same period in 2007. The decrease relates to a gain on sale of fixed assets which totaled $1.3 million in the three months ended June 30, 2006 compared to $12,000 in the same period in 2007. This decrease was slightly offset by an increase in inter-segment interest income associated with the aforementioned intercompany loan with the Parent Company which is eliminated in consolidation.
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Revenues from sales of real estate decreased 87.4% to $2.7 million during the six months ended June 30, 2007, compared to $21.4 million during the same period in 2006. Revenues for the six months ended June 30, 2007 were comprised of “look back” provisions of $1.2 million compared to $96,000 in the six months ended June 30, 2006. We also recognized deferred revenue on previously sold lots totaling approximately $1.1 million, of which $428,000 related to the sales to the Primary Homebuilding segment and is eliminated in consolidation. In addition, in the six months ended June 30, 2007 we sold three residential lots encompassing one acre in Tradition, South Carolina in which we recognized revenue of $428,000. In the six months ended June 30, 2006, 105 acres were sold in Tradition, Florida at a margin percentage of 40.4%. In 2007, demand for residential land in Tradition, Florida has slowed dramatically, and management is focusing on sales and development of commercial property, as well as the continued development of Tradition, South Carolina.
     Other revenues increased $1.4 million to $3.1 million for the six months ended June 30, 2007, compared to $1.7 million during the same period in 2006. This was due to increased rental income associated with leasing of internally developed commercial properties, increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.

     Cost of sales decreased $12.2 million to $555,000 during the six months ended June 30, 2007, as compared to $12.7 million for the same period in 2006 due to the decrease in revenues from real estate.
     Margin percentage increased to 79.4% in the six months ended June 30, 2007 from 40.4% in the six months ended June 30, 2006. The increase in margin is primarily due to 100% margin being recorded on “lookback” revenue because the costs were fully expensed at the time of closing. The increased margin on lookback revenue was slightly offset by a lower margin on the land sale in South Carolina in the six months ended June 30, 2007 of 31.0% compared to a margin of 40.4% on the land sold in Tradition, Florida in the six months ended June 30, 2006.
     Selling, general and administrative expenses increased 32.3% to $8.5 million during the six months ended June 30, 2007 compared to $6.4 million in the same period in 2006. The increase is the result of higher employee compensation and benefits and other general and administrative costs. The number of employees increased to 70 at June 30, 2007, from 53 at June 30, 2006, as additional personnel were added to support commercial leasing activities, irrigation services and development activity in Tradition, South Carolina. General and administrative costs increased related to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.
     Interest incurred for the six months ended June 30, 2007 and 2006 was $6.3 million and $2.8 million, respectively. Interest capitalized totaled $5.3 million for the six months ended June 30, 2007 compared to $2.8 million during the same period in 2006. The difference in the interest incurred and capitalized which is included in interest expense in the six months ended June 30, 2007 of approximately $1.0 million was attributable to funds borrowed by Core Communities but then loaned to the Parent Company. As noted above, interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and due to an increase in the average interest rate on variable-rate debt. Cost of sales of real estate for the six months ended June 30, 2007 included approximately $1,000 in previously capitalized interest, as compared to $98,000 for the six months ended June 30, 2006.
     Interest and other income increased from $1.9 million during the six months ending June 30, 2006 to $2.1 million during the same period in 2007. The increase relates to an increase in inter-segment interest income associated with the aforementioned intercompany loan with the Parent Company which is eliminated in consolidation offset by a decrease in gain on sale of fixed assets which totaled $1.3 million in the three months ended June 30, 2006 compared to $12,000 in the same period in 2007.

OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2007	2006	Change	2007	2006	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$—	—	—	6,574	—	6,574
Other revenues	142	459	(317)	435	796	(361)

Total revenues	142	459	(317)	7,009	796	6,213

Costs and expenses
Cost of sales of real estate	1,018	656	362	6,519	1,298	5,221
Selling, general and administrative expenses	6,928	6,863	65	15,164	13,260	1,904

Total costs and expenses	7,946	7,519	427	21,683	14,558	7,125

Earnings from Bluegreen Corporation	1,357	2,152	(795)	3,101	2,103	998
Interest and other income	403	323	80	648	668	(20)

Loss before income taxes	(6,044)	(4,585)	(1,459)	(10,925)	(10,991)	66
Benefit for income taxes	1,042	2,371	(1,329)	2,906	4,735	(1,829)

Net loss	$(5,002)	(2,214)	(2,788)	(8,019)	(6,256)	(1,763)

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings (loss) from our investment in Bluegreen and earnings (losses) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of June 30, 2007. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a deferred tax liability on our portion of Bluegreen’s net earnings. Our earnings in Bluegreen increase or decrease concurrently based on Bluegreen’s results. Furthermore, a significant reduction in Bluegreen’s financial position could result in an impairment charge against our future results of operations.
For the Three Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Other revenues decreased $317,000 to $142,000 in the three months ended June 30, 2007 from $459,000 in the same period in 2006 due to the reduction in lease revenue received from the Parent Company’s sub-tenant. The sub-tenant leased space in our headquarters building and returned a portion of this space to us in the fourth quarter of 2006, which we are now occupying.
     Cost of sales of real estate includes the expensing of interest previously capitalized in this business segment. Cost of sales increased to $1.0 million during the three months ended June 30, 2007, as compared to $656,000 during the three months ended June 30, 2006. The increase is attributable to the increased interest costs incurred to fund operations as a result of the increased borrowings and our subsidiaries expensed more capitalized interest during the period. The expensing of consolidated interest is based on the rate which the subsidiaries expense these costs.
     Bluegreen reported net income for the three months ended June 30, 2007 of $4.1 million, as compared to net income of $6.6 million for the same period in 2006. Our interest in Bluegreen’s income was $1.4 million for the three months ended June 30, 2007 compared to our interest in Bluegreen’s income of $2.2 million for the same period in 2006.

     Selling, general and administrative expenses remained consistent at $6.9 million during the three months ended June 30, 2007 and 2006. Headcount remained relatively consistent as total employees increased from 61 at June 30, 2006 to 65 at June 30, 2007. Employee compensation and benefits increased due to an increase of approximately $200,000 in non-cash stock compensation expense due to the issuance of stock options since June 2006 and a slight increase in headcount. There was also an increase in depreciation due to the amortization of software costs in the three months ended June 30, 2007 while no software costs were depreciated in the three months ended June 30, 2006 as the information technology system was not implemented until October 2006. In addition, we incurred an increase in professional services relating to the proposed merger with BFC Corporation and increased legal and accounting costs associated with amendments to our Form 10-K for the year ended December 31, 2006 and our first quarter Form 10-Q. These increases were offset by a decrease in office expense due to consolidating office space during the second half of 2006 and a decrease in professional services expenses related to no longer having non-capitalizable consulting services associated with the system implementation that took place in October 2006.
     Interest incurred and capitalized was approximately $2.8 million and $1.5 million for the three months ended June 30, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in our junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
     Interest and other income was approximately $400,000 for the three months ended June 30, 2007 compared to $323,000 in the same period in 2006 primarily related to the loss on joint ventures of $77,000 in the three months ended June 30, 2006.
For the Six Months Ended June 30, 2007 Compared to the Same 2006 Period:
     Revenue for sales of real estate was $6.6 million in the six months ended June 30, 2007 compared to no revenue in the six months ended June 30, 2006. Levitt Commercial delivered 17 flex warehouse units in 2007 while no units were delivered during the same period in 2006. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007 and we have no current plans for future sales from Levitt Commercial.
     Other revenues decreased to $435,000 in the six months ended June 30, 2007 from $796,000 in the same period in 2006 due to the reduction in leasing revenue received from the Parent Company’s sub-tenant. The subtenant leased space in our headquarters building and returned a portion of this space to us in the fourth quarter of 2006, which we now occupy.
     Cost of sales of real estate includes both the cost of sales of flex warehouse units delivered in the period as well as the expensing of interest previously capitalized in this business segment. Cost of sales increased to $6.5 million during the six months ended June 30, 2007, as compared to $1.3 million during the six months ended June 30, 2006 due to the delivery of the 17 flex warehouse units in the six months ended June 30, 2007 as compared to no units being delivered in the same period in 2006. In addition, the increase is attributable to the increased interest costs incurred to fund operations as a result of increased borrowings.
     Bluegreen reported net income for the six months ended June 30, 2007 of $9.4 million, as compared to net income of $6.1 million for the same period in 2006. In the first quarter of 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”)and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which comprised of a significant portion of the decline in earnings. Our interest in Bluegreen’s income was $3.1 million for the six months ended June 30, 2007 compared to our interest in Bluegreen’s income of $2.1 million for the same period in 2006.
     Selling, general and administrative expenses increased $1.9 million to $15.2 million during the six months ended June 30, 2007 compared to $13.3 million during the same period in 2006. The increase was attributable to increased compensation and benefits expense, increased selling costs associated with the Levitt Commercial sales noted above, increased depreciation attributable to the implementation of new software in October 2006 and increased professional services attributable to merger related and other corporate services. The increase in compensation and benefits related expense is due to an increase of approximately $350,000 in non-cash stock compensation expense due to the issuance of stock options since June 2006 and a slight increase in headcount.

     Interest incurred and capitalized in Other Operations was approximately $5.1 million and $3.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in our junior subordinated debentures and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments.
     Interest and other income remained consistent during the six months ended June 30, 2007 compared to the same period in 2006.
FINANCIAL CONDITION
June 30, 2007 compared to December 31, 2006
     Our total assets at June 30, 2007 and December 31, 2006 were $1.1 billion. Although total assets did not change there were increases and decreases that offset each other. The significant changes in the composition of assets primarily resulted from:
•	a net increase in cash and cash equivalents of $13.2 million, which resulted from cash provided by financing activities, offset in part by cash used in operations and investing activities;

•	a net decrease in inventory of real estate of approximately $45.8 million which primarily reflected non-cash inventory related impairment charges of $63.3 million recorded by our Homebuilding Division;

•	an increase of $4.0 million in property and equipment associated with increased investment in commercial properties under construction at Core Communities, and support for infrastructure in our master planned communities; and

•	an increase of $23.4 million in assets held for sale related to the development of two commercial projects currently held for sale.
     Total liabilities at June 30, 2007 and December 31, 2006 were $809.2 million and $747.4 million, respectively.
     The significant changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $65.4 million, primarily related to project debt associated with development activities;

•	a decrease of $16.3 million in customer deposits reflecting fewer orders for new homes;

•	a net decrease in other accrued liabilities of approximately $4.2 million attributable to decreased incentive compensation accruals, decreased construction related accruals, and decreased professional services accruals related to the consultants retained in 2006 for our technology upgrade; and

•	an increase of $20.8 million in liabilities related to assets held for sale.

LIQUIDITY AND CAPITAL RESOURCES
     We assess our liquidity in terms of our ability to generate cash to fund our operating and investment activities. During the six months ended June 30, 2007, our primary sources of funds were proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses. As of June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $61.6 million and $48.4 million, respectively. Our cash increased $13.2 million during the six months ended June 30, 2007 primarily as a result of liquidity generated by borrowings by our Land Division and Primary Homebuilding segment during the period. We primarily utilized borrowings to finance the growth in inventory in Tradition, South Carolina and to fund our operations. Total debt increased to $654.1 million at June 30, 2007 compared to $588.7 million at December 31, 2006.
     Due to deteriorating market conditions in the homebuilding industry, and in Florida in particular, we have offered and expect to continue to offer sales incentives and reduced sales prices in an effort to increase sales, which will lead to reduced margins in the future when those homes are delivered. In addition, we continue to experience weaker sales volumes and high cancellation rates. These conditions have a negative impact on our liquidity. As a result, there is no assurance that operating cash flows will adequately support operations, and accordingly, we anticipate seeking additional capital. Sources for additional capital include proceeds from the disposition of certain properties or investments, joint venture partners, as well as issuances of debt or equity.
     In addition, our intention to merge with BFC is predicated in part on the additional need for capital and the recognition that BFC may be in a position to provide access to additional financial resources. The merger is subject to shareholder approval and other conditions. The merger agreement contains numerous conditions to the transaction and grants each party the right to terminate upon certain events. Such conditions include, among other things, receipt of various shareholder approvals, the absence of any material adverse change, the representations and warranties of each party being true and correct at the time of the merger, the operation of the businesses in the ordinary course and the previously delivered opinions of the financial advisors not being withdrawn. BFC has advised us that it is reviewing the transaction to determine if it is willing to proceed with the transaction based on the current circumstances and events. In light of the above, and given our recent financial results, the current state of the real estate market and our capital requirements, we are also reviewing how best to proceed. There is no assurance that the merger will be consummated. Should this merger not occur, we currently intend to pursue a $200 million rights offering to all holders of Levitt’s Class A common stock and Class B common stock giving each then current holder the right to purchase a proportional number of additional shares of Levitt Class A common stock. Additionally, we have filed a registration statement with the SEC for the offer and sale over time of up to $200 million of investment notes, an unsecured debt security of Levitt Corporation. There is no assurance that we will be able to successfully raise additional capital on acceptable terms, if at all. If we are not able to raise additional capital or generate funds through sales of assets, we will not be able to fund our operations as currently contemplated and we could default under certain of our financing facilities. Any of these events would have a material adverse effect on our financial condition and our business. We do not expect to pay further dividends to our shareholders for the foreseeable future.
     Operating Activities. During the six months ended June 30, 2007, we used $43.0 million of cash in our operating activities, as compared to $143.5 million of cash used in such activities in the prior period. The primary uses of cash during the six months ended June 30, 2007 were to fund our operating loss, increased inventories in our Primary Homebuilding segment and Land Division, a decrease in accounts payable and accrued liabilities and a decrease in customer deposits offset in part by payments received related to notes receivable. The increase in inventory in the six months ended June 30, 2007 was attributable to land development expenditures to prepare the land for the construction of homes. We currently expect to continue to invest in our existing projects in 2007, many of which are in a stage of development requiring further investment in land development, amenities including entryways and clubhouse facilities, as well as model homes and sales facilities. No land purchases are contemplated during the balance of 2007 based on current market conditions. We intend to re-evaluate the viability of land acquisitions in 2008 to determine whether there are any appropriate opportunities for development. We will continue to evaluate the land we have access to from Core Communities as well as the acquisition of land from third parties in order to increase our community count and replace sold out communities. This spending will be dependent on obtaining financing on acceptable terms, if at all. The use of cash in operating activities in the six months ended June 30, 2006 was primarily attributable to the increase in inventory as a result of land purchases offset by an increase in customer deposits received during the six months ended June 30, 2006.

     We utilize deposits from customers who enter into purchase contracts to support our working capital needs. These deposits totaled $26.3 million at June 30, 2007 and represented 9.0% of our homebuilding backlog value. In comparison, deposits at December 31, 2006 were $42.6 million and represented 9.7% of our homebuilding backlog value. The decline in deposits reflects a reduction in the backlog, as well as a decision in late 2006 to reduce the required deposits in certain communities and tier the required deposits on selected options. In the six months ended June 30, 2007, $3.9 million in deposits were retained by us as a result of forfeitures by buyers upon cancellation of contracts, compared with $92,000 during the same period in 2006.
     Investing Activities. In the six months ended June 30, 2007 and 2006, cash used in investing activities totaled $28.1 million and $11.1 million, respectively. The uses of cash in the six months ended June 30, 2007 represented purchases of property and equipment, primarily associated with commercial development activities at Tradition, Florida. The uses of cash in the six months ended June 30, 2006 represented purchases of property and equipment associated with commercial development activities as well as investment in new technology systems and expenditures for software, hardware and certain implementation costs, which were capitalized.
     Financing Activities. The majority of our financing activities are secured financings principally from commercial banks, and the issuance of Trust Preferred securities. We have also issued common equity in the public markets, and continue to evaluate various sources of capital to ensure we maintain sufficient liquidity to deal with our existing leverage and the potential of a prolonged slowdown in the residential real estate markets where we operate. Cash provided by financing activities totaled $84.3 million in the six months ended June 30, 2007, compared with $114.3 million in the same period in 2006.
     Certain of our borrowings require us to repay specified amounts upon a sale of portions of the property securing the debt and these specified amounts are not based upon the sales price of the property sold. Repayment of these amounts would be in addition to our scheduled payments over the next twelve months. While homes in backlog are subject to sales contracts, there can be no assurance that these homes will be delivered as evidenced by an increase in cancellation rates. Upon cancellation, such homes become spec units and are aggressively marketed to new buyers. Our homebuilding borrowing base facilities include project limitations on the number of spec units, the holding period, as well as the overall dollar amount of spec units. Accordingly, if that limitation is exceeded, the underlying assets no longer qualify for financing. In that event, our available borrowings are reduced, and depending upon the status of other qualifying assets in the borrowing base, we may be required to repay the lender for funds advanced on that particular property prior to scheduled payment dates. We communicate with our lenders regarding limitations on spec houses, and in the past have received increased spec allowances, but there is no assurance we will receive such flexibility in the future. Our cash flow and liquidity will be adversely impacted should spec inventory continue to rise as a result of customer cancellations and we are unable to obtain waivers or amendments from our lenders.
     Our homebuilding credit facilities generally have maturity dates before the expected completion dates of sales in the projects which serve as collateral. Our homebuilding borrowing base credit facilities, which provide the majority of funding for our homebuilding operations, have annual extension provisions which extend the maturity of the facility at the sole discretion of the lender. There can be no assurance that a lender will extend a credit facility. Should a lender elect not to extend a borrowing base credit facility, the loan would generally be subject to a term-out provision. However, the term-out maturity periods are generally 24 to 36 months, which is not sufficient in the normal course of operations to complete sales in the projects which serve as collateral. Additionally, there can be no assurance that loan extensions and renewals will be on terms and conditions similar to when the project was initially financed.

     Our borrowing facilities also require us to continuously develop the project upon commencement of land development. If work on a project were to cease, we would be required to obtain a waiver of this requirement from the lender. While there can be no assurance that a lender will consent to a cessation of development, such approval may require the reclassification of the collateral to a lower advance rate which would require a repayment under the credit facilities prior to the scheduled repayment date.
     Further, our borrowing facilities give our lenders the right to obtain current appraisals on the land serving as collateral for their outstanding facilities and our lenders can require additional repayments if the appraisals reflect that loan to value ratios are above required amounts.
     Some of our subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios, including minimum working capital, maximum leverage and minimum net worth. These covenants may have the effect of limiting the amount of debt that the subsidiaries can incur and restrict the distribution of funds to the Parent Company, which as a holding company, is dependent upon dividends from its subsidiaries for a significant portion of its operating cash flow. The significant impairments recorded in the second quarter of 2007 substantially impacted the leverage and debt covenants relating to our Homebuilding Division. Additional impairments would adversely impact the subsidiary’s net worth which would require additional capital and restrict the payment of dividends from that subsidiary to the Parent Company. In the event that the maximum borrowings under our credit facilities are reduced or the terms of these facilities become more restrictive, we may be required to repay additional amounts before the scheduled repayment date, in which case our liquidity will be adversely impacted. If we are required to repay all or a portion of any debt facility before its scheduled payment date, whether as a result of a reduced borrowing base, an acceleration of the entire facility as a result of a default or for any other reason, we would need to obtain funds through new debt facilities (which could be difficult to obtain in the current homebuilding environment), through sales of equity or debt securities or through sales of assets. There is no assurance that we will be to obtain these funds from any of these sources on acceptable terms, if at all.
     At June 30, 2007, we were in compliance with all loan agreement financial covenants. Poor earnings and additional impairments may cause noncompliance with financial covenants at Levitt and Sons and result in defaults under credit facilities. There can be no assurance that Levitt and Sons will remain in compliance in the future if the homebuilding market does not improve. Levitt and Sons is currently operating at a negative cash flow. As of June 30, 2007, the Parent Company had advanced to Levitt and Sons approximately $75.1 million, including accrued interest, which was used by Levitt and Sons primarily to fund its operations and for working capital. While the advances to Levitt and Sons are generally subordinated to loans from third party lenders, Levitt and Sons is dependent on the Parent Company to meet its current cash needs and there is no assurance the Parent Company will continue to provide funding in the future.

Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of our communities, we establish community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If we were not able to establish community development districts, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that we own property within a district when assessments are levied, we will be obligated to pay the assessments when they are due. As of June 30, 2007, development districts in Tradition, Florida had $48.2 million of community development district bonds outstanding and we owned approximately 36% of the property in those districts. During the three months ended June 30, 2007, we recorded approximately $367,000 in assessments on property we owned in the districts of which $298,000 were capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
     The following table summarizes our contractual obligations as of June 30, 2007 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations (1) (2)	$654,093	17,816	413,774	112,566	109,937
Operating lease obligations	8,030	2,565	3,079	1,025	1,361
Purchase obligations	14,220	14,220	—	—	—

Total Obligations	$676,343	34,601	416,853	113,591	111,298

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At June 30, 2007, we had $400,000 in deposits securing $14.2 million of purchase commitments. In addition to the above contractual obligations, we recorded $2.3 million in unrecognized tax benefits related to FIN 48.
     At June 30, 2007, we had outstanding surety bonds and letters of credit of approximately $94.9 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $59.5 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The discussion contained in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 2 on Form 10-K/A, for the year ended December 31, 2006, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risks which are interest rate and equity pricing risks.
BFC
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk.
     Because BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, an increase or decrease in the market price of their stock would not impact the financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC. Included in the Company’s Consolidated Statement of Financial Condition at June 30, 2007 was $1.1 million of publicly traded equity securities held by BFC and BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available (unless converted into common stock). The ability to realize or liquidate these investments will depend on future market and economic conditions and the ability to register the shares of Benihana’s Common Stock in the event that our investment in Benihana’s Series B Convertible Preferred stock is converted, all of which are subject to significant risk.
     At June 30, 2007 and December 31, 2006, BFC had no amounts outstanding under its $14.0 million line of credit. The interest rate on the line of credit is an adjustable rate tied to LIBOR. Should BFC draw advances under the line of credit, it would be subjected to interest rate risk to the extent that there were changes in the LIBOR index.
BankAtlantic Bancorp
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the six months ended June 30, 2007. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three and six months ended June 30, 2007, see “Financial Services Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
     Included in the Consolidated Statement of Financial Condition at June 30, 2007 were $63.9 million of publicly traded equity securities and $11.5 million of privately held equity securities that subjects the Company to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions and the results of operation and financial condition of the companies within the portfolio. Volatility or a decline in the financial markets can negatively impact the Company’s net income as a result of devaluation of these investments. Also included in Consolidated Statement of Financial Condition at June 30, 2007 was $118.6 million investment in Stifel equity securities received in connection with the merger of Ryan Beck with Stifel in February 2007. The value of these securities will vary based on general equity market conditions, the brokerage industry volatility, the results of operations and financial condition of Stifel and the general liquidity of Stifel common stock.

Levitt
     Levitt has a risk of loss associated with its debt and is subject to interest rate risk on its long-term debt. At June 30, 2007, Levitt had $597.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $104.1 million in borrowings with fixed or initially-fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
     Assuming the variable rate debt balance of $597.6 million outstanding at June 3, 2007 (which does not include initially fixed-rate obligations which will not become floating rate during 2007) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $6.0 million per year.

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
Changes in Internal Control over Financial Reporting
     In addition, we reviewed our internal control over financial reporting, and there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On February 28, 2007 and March 1, 2007, two identical complaints were filed in the 17th Judicial Circuit in and for Broward County, Florida against Levitt, the members of the Company’s Board of Directors and BFC Financial Corporation (“BFC”) in (i) Samuel Flamholz, on behalf of himself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp. and (ii) Elaine Mount, on behalf of herself and all others similarly situated, v. James Blosser, Darwin Dornbush, Alan B. Levan, William Scherer, S. Lawrence Kahn, III, Joel Levy, John E. Abdo, William Nicholson, Alan J. Levy, Levitt Corporation, and BFC Financial Corp., respectively. Each complaint relates to the previously reported definitive merger agreement entered into by BFC and Levitt, pursuant to which Levitt would, if the merger is consummated, become a wholly-owned subsidiary of BFC. The complaints allege that the members of Levitt’s Board of Directors breached their fiduciary duty to Levitt’s minority shareholders by approving the merger agreement with BFC. In both complaints, the plaintiffs sought to enjoin the merger or, if it is completed, to rescind it. On June 22, 2007, an order dismissing the claims without prejudice or cost or fees to either side was entered by the court. At this time, the Company does not estimate that it will incur any additional loss with respect to this litigation.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits

Exhibit 31.1 *	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 *	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 *	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 **	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 **	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3 **	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed with this Form 10-Q

**	Exhibit furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: August 9, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 9, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President
and Chief Financial Officer

Date: August 9, 2007	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer