Form 10-Q
period 2007-09-30
BFC FINANCIAL CORP
filed 2007-11-14
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 001-09071
BFC Financial Corporation
(Exact name of registrant as specified in its charter)

Florida	59-2022148

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2100 West Cypress Creek Road
Fort Lauderdale, Florida	33309

(Address of Principal Executive Office)	(Zip Code)
(954) 940-4900
(Registrant’s telephone number, including area code)
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
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of latest practicable date.
Class A Common Stock of $.01 par value, 40,394,968 shares outstanding as of November 2, 2007.
Class B Common Stock of $.01 par value, 7,104,079 shares outstanding as of November 2, 2007.

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2007 and December 31, 2006 – Unaudited

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 – Unaudited

Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2007 and 2006 – Unaudited

Consolidated Statement of Shareholders’ Equity as of September 30, 2007 – Unaudited

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 – Unaudited

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 3. Defaults Upon Senior Securities

Item 6. Exhibits

SIGNATURES
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-31.3 Section 302 Certification of CAO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
EX-32.3 Section 906 Certification of CAO

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I – FINANCIAL INFORMATION
Item I. Financial Statements
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$191,856	201,123
Securities available for sale and financial instruments (at fair value)	729,935	653,659
Securities held to maturity, at cost (approximate fair value: $215,035 and $209,020)	214,517	206,682
Investment securities at cost: (approximate fair value $57,871 in 2007 and 20,526 in 2006)	51,998	20,526
Tax certificates, net of allowance of $3,894 in 2007 and $3,699 in 2006	204,746	195,391
Federal Home Loan Bank stock, at cost which approximates fair value	74,903	80,217
Loans receivable, net of allowance for loan losses of $92,712 in 2007 and $44,173 in 2006	4,582,853	4,594,192
Loans held for sale	5,751	9,313
Real estate held for development and sale	602,208	847,492
Real estate owned	17,159	21,747
Investments in unconsolidated affiliates	131,874	125,287
Properties and equipment, net	287,104	252,215
Goodwill and other intangibles	76,236	77,324
Other assets	135,973	81,813
Deposit on Levitt Corporation’s Rights Offering	33,205	—
Deferred tax asset, net	19,840	—
Discontinued operations assets held for sale	85,727	238,785

Total assets	$7,445,885	7,605,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest bearing	$895,263	995,920
Interest bearing	3,072,714	2,871,116

Total deposits	3,967,977	3,867,036
Customer deposits on real estate held for sale	19,469	42,571
Advances from FHLB	1,417,047	1,517,058
Short term borrowings	236,915	128,411
Subordinated debentures, notes and bonds payable	553,256	533,583
Junior subordinated debentures	379,247	348,318
Deferred tax liabilities, net	—	10,646
Other liabilities	158,279	159,024
Discontinued operations liabilities related to assets held for sale	66,217	123,211

Total liabilities	6,798,407	6,729,858

Noncontrolling interest	460,989	698,323

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2007 and 2006	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 40,395,280 in 2007 and 28,755,882 in 2006	382	266
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,103,753 in 2007 and 7,090,652 in 2006	69	69
Additional paid-in capital	131,185	93,910
Retained earnings	52,714	81,889

Total shareholders’ equity before accumulated other comprehensive income	184,350	176,134
Accumulated other comprehensive income	2,139	1,451

Total shareholders’ equity	186,489	177,585

Total liabilities and shareholders’ equity	$7,445,885	7,605,766

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(As adjusted)		(As adjusted)
Revenues
BFC Activities:
Interest and dividend income	$855	623	1,838	1,718
Other income	146	162	3,375	1,064

	1,001	785	5,213	2,782

Financial Services:
Interest and dividend income	94,896	95,116	282,211	271,326
Service charges on deposits	25,894	24,008	76,297	64,381
Other service charges and fees	7,222	6,779	21,779	20,354
Securities activities, net	1,207	2,243	11,575	7,614
Other income	1,909	2,792	6,918	10,162

	131,128	130,938	398,780	373,837

Homebuilding & Real Estate Development:
Sales of real estate	122,824	130,939	389,486	387,140
Interest and dividend income	671	665	2,014	1,881
Other income	3,830	2,651	11,713	7,967

	127,325	134,255	403,213	396,988

Total revenues	259,454	265,978	807,206	773,607

Costs and Expenses
BFC Activities:
Interest expense	5	1	33	17
Employee compensation and benefits	2,633	2,339	8,127	7,075
Other expenses	1,456	716	2,972	2,236

	4,094	3,056	11,132	9,328

Financial Services:
Interest expense, net of interest capitalized	51,095	44,974	145,121	119,905
Provision for loan losses	48,949	271	61,327	414
Employee compensation and benefits	34,258	38,619	113,256	112,045
Occupancy and equipment	16,954	15,018	48,825	41,061
Advertising and promotion	4,276	8,649	14,343	24,667
Impairment of real estate held for sale	3,655	—	4,711	—
Impairment of real estate owned	7,233	—	7,299	—
One-time termination benefits	—	—	2,553	—
Other expenses	14,988	14,008	42,296	41,883

	181,408	121,539	439,731	339,975

Homebuilding & Real Estate Development:
Cost of sales of real estate	275,340	104,520	559,842	312,228
Selling, general and administrative expenses	31,229	31,364	96,066	87,781
Other expenses	1,112	615	2,007	3,164

	307,681	136,499	657,915	403,173

Total costs and expenses	493,183	261,094	1,108,778	752,476

Equity in earnings from unconsolidated affiliates	4,763	7,061	9,632	10,185

(Loss) income from continuing operations before income taxes and and noncontrolling interest	(228,966)	11,945	(291,940)	31,316
(Benefit) provision for income taxes	(39,248)	4,188	(57,377)	10,143
Noncontrolling interest (loss) income	(164,388)	8,259	(204,698)	21,534

Loss from continuing operations	(25,330)	(502)	(29,865)	(361)
Discontinued operations, less income tax provision (benefit) in the three months ended September 30, 2007 and 2006 of $491 and $(3,512), respectively, and in the nine months ended September 30, 2007 and 2006 of $(2,896)and $(6,934), respectively	83	(641)	1,131	(1,160)

Net loss	(25,247)	(1,143)	(28,734)	(1,521)
5% Preferred Stock dividends	(187)	(187)	(562)	(562)

Net loss allocable to common stock	$(25,434)	(1,330)	(29,296)	(2,083)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
(Loss) earnings per common share:
Basic loss per share from continuing operations	$(0.59)	(0.02)	(0.83)	(0.03)
Basic (loss) earnings per share from discontinued operations	—	(0.02)	0.03	(0.03)

Basic loss per share	$(0.59)	(0.04)	(0.80)	(0.06)

Diluted loss per share from continuing operations	$(0.59)	(0.02)	(0.83)	(0.03)
Diluted (loss) earnings per share from discontinued operations	—	(0.02)	0.03	(0.03)

Diluted loss per share	$(0.59)	(0.04)	(0.80)	(0.06)

Basic weighted average number of common shares outstanding	42,942	33,427	36,649	33,181

Diluted weighted average number of common and common equivalent shares outstanding	42,942	33,427	36,649	33,181
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net loss	$(25,247)	(1,143)	(28,734)	(1,521)

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale	1,647	1,647	3,399	1,077
Provision for income taxes	635	635	1,311	415

Unrealized gains on securities available for sale, net of tax	1,012	1,012	2,088	662

Unrealized (losses) gains associated with investment in unconsolidated affiliates	(51)	141	(106)	103
(Benefit) provision for income taxes	(20)	55	(41)	40

Unrealized (losses) gains associated with investment in unconsolidated affiliates, net of tax	(31)	86	(65)	63

Net realized gains reclassified into net loss	(15)	(304)	(2,150)	(1,010)
(Benefit) provision for income taxes	9	(116)	(815)	(391)

Net realized gains reclassified into net loss, net of tax	(24)	(188)	(1,335)	(619)

	957	910	688	106

Comprehensive loss	$(24,290)	(233)	(28,046)	(1,415)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statement of Shareholders’ Equity — Unaudited
(In thousands)

							Accumulated
							Other
	Shares of Common		Class A	Class B	Additional		Compre-
	Stock Outstanding		Common	Common	Paid-in	Retained	hensive
	Class A	Class B	Stock	Stock	Capital	Earnings	Income	Total
Balance, December 31, 2006	28,756	7,091	$266	$69	$93,910	$81,889	$1,451	$177,585
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	(28,734)	—	(28,734)
Other comprehensive income, net of taxes	—	—	—	—	—	—	688	688
Transfer of shares of Common Stock	(13)	13	—	—	—	—	—	—
Issuance of common stock, net of issuance costs	11,500	—	115	—	36,006	—	—	36,121
Issuance of common stock upon exercise of stock options and restricted stock	152	—	1	—	187	—	—	188
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	183	—	—	183
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(562)	—	(562)
Share-based compensation related to stock options and restricted stock	—	—	—	—	899	—	—	899

Balance, September 30, 2007	40,395	7,104	$382	$69	$131,185	$52,714	$2,139	$186,489

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Net cash used in operating activities	$(8,015)	$(222,673)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	161,332	149,232
Purchase of investment securities and tax certificates	(178,932)	(182,994)
Purchase of securities available for sale	(238,549)	(121,619)
Proceeds from sales and maturities of securities available for sale	243,564	140,011
Purchases of FHLB stock	(10,575)	(41,850)
Redemption of FHLB stock	15,889	23,914
Investments in unconsolidated subsidiaries	(6,188)	(7,872)
Distributions from unconsolidated subsidiaries	8,094	4,775
Net increase in loans	(54,802)	(113,861)
Improvements to real estate owned	(1,963)	—
Proceeds from sales of real estate owned	1,253	3,338
Net additions to office properties and equipment	(82,465)	(77,253)
Deposit on Levitt Corporation’s Rights Offering	(33,205)	—
Net proceeds from the sale of Ryan Beck Holdings, Inc.	2,628	—

Net cash used in investing activities	(173,919)	(224,179)

Financing activities:
Net increase (decrease) in deposits	100,941	(77,218)
Repayments of FHLB advances	(2,530,000)	(1,826,344)
Proceeds from FHLB advances	2,430,000	2,230,000
Decrease in securities sold under agreements to repurchase	(34,470)	(24,937)
Increase (decrease) in federal funds purchased	142,974	(88,040)
Repayments of secured borrowings	—	(26,516)
Repayment of notes and bonds payable	(156,845)	(162,445)
Proceeds from notes and bonds payable	214,057	317,855
Proceeds from issuance of junior subordinated debentures	30,929	30,928
Payments for debt issuance costs	(1,656)	(2,475)
Capital contributions in managed fund by investors	—	2,200
Proceeds from exercise of BFC stock options	187	—
Excess tax benefits from share-based compensation	1,264	3,664
5% Preferred Stock dividends paid	(562)	(562)
Payment of the minimum withholding tax upon the exercise of stock options	—	(6,872)
Proceeds from issuance of BFC Class A Common Stock, net of issuance cost	36,121	—
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	2,369	1,324
Purchase and retirement of BankAtlantic Bancorp Class A common stock	(53,769)	(7,833)
Cash dividends paid to non-BFC shareholders	(5,864)	(6,617)

Net cash provided by financing activities	175,676	356,112

Decrease in cash and cash equivalents	(6,258)	(90,740)
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	3,285	—
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	(6,294)	—
Cash and cash equivalents at the beginning of period	201,123	305,437

Cash and cash equivalents at end of period	$191,856	$214,697

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2007	2006
Supplemental cash flow information:
Interest on borrowings and deposits, net of amounts capitalized	$142,420	$126,218
Income taxes paid	4,556	38,973
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	1,617	2,755
Reduction in loan participations sold accounted for as secured borrowings	—	111,754
Exchange of branch facilities	—	2,350
Transfers of office properties and equipment to real estate held for development and sale	1,239	—
Increase in investments of unconsolidated subsidiaries associated with the issuance of trust preferred securities	774	—
Decrease in accumulated other comprehensive income, net of taxes	688	106
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	183	(267)
Securities sold pending settlement	23,896	—
Securities purchased pending settlement	—	680
Issuance and retirement of BFC Common Stock accepted as consideration for the exercise price of stock options	—	4,155
Effect of FASB Interpretation No. 48	121	—
Decrease in inventory from reclassification to property and equipment	1,148	7,978
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     BFC Financial Corporation (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC’s diverse ownership interests span a variety of business sectors, including consumer and commercial banking; homebuilding; development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and casual family dining business, and real estate investment banking and investment services. BFC’s current major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (“BankAtlantic Bancorp”) (NYSE: BBX), and Levitt Corporation and its wholly owned subsidiaries (“Levitt”) (NYSE: LEV); minority interests in Benihana, Inc. (Nasdaq: BNHN); which operates Asian-themed restaurant chains in the United States, and through BankAtlantic Bancorp, Stifel Financial Corp (NYSE: SF), the holding company of Stifel, Nicolaus & Company, Inc. and Ryan Beck & Co., Inc. and Cypress Creek Capital, Inc. (“CCC”), a wholly-owned subsidiary of BFC. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     BankAtlantic Bancorp is a Florida-based diversified financial services holding company that offers a wide range of banking products and services through BankAtlantic its wholly-owned subsidiary. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches or “stores” located in Florida. BankAtlantic Bancorp also owns a 16% ownership interest in Stifel Financial Corp. On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. of Ryan Beck Holdings, Inc. (“Ryan Beck”), an entity engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statements of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statements of Financial Condition as of December 31, 2006, and in the Consolidated Statements of Shareholders’ Equity, the Consolidated Statement of Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for all periods presented.
     Levitt Corporation (“Levitt Corporation”), through its subsidiary Core Communities, LLC (“Core Communities” or “Core”), primarily develops master-planned communities in Florida and South Carolina and, through Levitt and Sons, LLC (“Levitt and Sons”), develops single-family and townhome communities in Florida, Georgia, South Carolina and Tennessee. Levitt Corporation also owns an approximately 31% ownership interest in Bluegreen Corporation (“Bluegreen”) (NYSE: BXG), a company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites generally located around golf courses and other amenities. On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Cases”). Based on this filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation anticipates that it will de-consolidate Levitt and Sons as of November 9, 2007, effectively eliminating all future results at Levitt and Sons and substantially all of its subsidiaries from the financial results of operations of Levitt Corporation, and will prospectively account for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment.  Under cost method accounting, income would only be recognized to the extent of cash received in the future.  At September 30, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $88.2 million after recording the impairment charges and advances due from Levitt and Sons of $84.3 million at Levitt Corporation resulting in a net negative investment of $3.9 million.  After November 9, 2007, Levitt Corporation will continue to evaluate its cost method investment in Levitt and Sons to determine the appropriate treatment based upon the realizability of the investment balance. At September 30, 2007, Levitt and Sons had combined total assets and total liabilities of $442.7 million and $531.0 million respectively and recorded revenues of $382.3 million for the nine months ended September 30, 2007.

     The financial results for two of Core Communities’ commercial leasing projects are presented as Discontinued Operations in the Unaudited Consolidated Statements of Operations for all periods presented as more fully described in note 3. The assets related to these projects have been reclassified to “discontinued operations assets held for sale” and the related liabilities associated with these assets were also reclassified to “discontinued operations liabilities related to assets held for sale” in the Unaudited Consolidated Statements of Financial Condition for all periods presented.
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, BFC is required under GAAP to consolidate the financial results of these companies. As a consequence, the financial information of both entities is presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. At September 30, 2007, BFC’s economic ownership in BankAtlantic Bancorp and Levitt was 23.6% and 16.6%, respectively, which resulted in BFC recognizing 23.6% and 16.6% of BankAtlantic Bancorp’s and Levitt’s net income or loss, respectively. The portion of income or loss in those subsidiaries not attributable to BFC’s economic ownership interests is classified in the financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in the financial statements.
     BFC’s ownership in BankAtlantic Bancorp and Levitt as of September 30, 2007 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	16.28%	8.63%
Class B Common Stock	4,876,124	100.00%	47.00%

Total	13,205,360	23.56%	55.63%

Levitt (a)
Class A Common Stock	2,074,243	11.14%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%

Total	3,293,274	16.60%	52.91%

(a)	BFC’s percent of ownership and percent of vote in Levitt presented above does not include BFC’s purchase in Levitt’s Rights Offering on October 1, 2007 of approximately 16.6 million shares of Levitt’s Class A common stock which increased BFC’s economic ownership interest in Levitt to 20.7% and percent of vote to 54.0% (see note 20).

     The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at September 30, 2007 and December 31, 2006, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, comprehensive loss for the three and nine months ended September 30, 2007 and 2006, changes in consolidated shareholders’ equity for the nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 and 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, as well as Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. All significant inter-company balances and transactions have been eliminated in consolidation.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2007.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which established an approach to quantify errors in financial statements. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. The impact of the application of SAB 108 on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2006 was to adjust Financial Services costs and expenses from $178.9 million and $518.0 million, respectively, as originally reported to $178.6 million and $518.2 million, respectively, as adjusted. For further discussion on the implementation of SAB 108, see notes to the consolidated financial statements appearing in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.
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
     The information provided for segment reporting is based on internal reports utilized by management of the Company and its respective subsidiaries. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as stand alone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in segments’ operating results would, in management’s view, likely not be impacted.
     The Company is currently organized into six reportable segments: BFC Activities, Financial Services, Primary Homebuilding, Tennessee Homebuilding, Land Division, and Levitt Other Operations. See note 20 regarding the filing by Levitt and Sons and substantially all of its subsidiaries of a voluntary petition for relief under the Bankruptcy Code on November 9, 2007, which will affect segment reporting in future periods.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from BFC’s investment in

Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from CCC, interest income from loans receivable, and income and expenses associated with the shared service arrangement with BankAtlantic Bancorp and Levitt to provide services in the areas of human resources, risk management, investor relations and executive office administration. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes, including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in the Financial Services segment, and Levitt’s losses and earnings reflected in the Company’s Homebuilding & Real Estate Development activities are included in the Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations segments.
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
Land Division
     The Company’s Land Division segment consists of Core Communities’ operations.
Levitt Other Operations
     The Company’s Levitt Other Operations segment consists of the activities of Levitt Commercial, Levitt Corporation’s operations (other than in Primary Homebuilding, Tennessee Homebuilding or Land Division), earnings from Levitt Corporation’s investment in Bluegreen and Levitt Corporation’s other real estate investments and joint ventures.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. Inter-company transactions are eliminated in the consolidated presentation. Eliminations consist primarily of the elimination of sales and profits of real estate transactions between the Land and Primary Homebuilding segment, which were recorded based upon terms that management believes would be attained in an arm’s length transaction. In the ordinary course of business, certain Levitt Corporation inter-segment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these inter-segment loans are eliminated in consolidation.
     The Company evaluates segment performance based on (loss) income from continuing operations net of tax and noncontrolling interest.

     The table below sets forth the Company’s segment information as of and for the three months ended September 30, 2007 and 2006 (in thousands):

	BFC	Financial	Primary	Tennessee
	Activities	Services	Homebuilding	Homebuilding
For the Three Months Ended September 30, 2007
Revenues:
Sales of real estate	$—	—	112,885	9,339
Interest and dividend income	864	94,896	276	9
Other income	809	36,274	2,588	16

	1,673	131,170	115,749	9,364

Costs and Expenses:
Cost of sales of real estate	—	—	247,388	19,822
Interest expense, net	5	51,137	—	—
Provision for loan losses	—	48,949	—	—
Other expenses	4,152	81,679	19,827	1,552

	4,157	181,765	267,215	21,374

Equity in (loss) earnings from unconsolidated affiliates	(27)	348	24	—

(Loss) income before income taxes	(2,511)	(50,247)	(151,442)	(12,010)
(Benefit) provision for income taxes	(12,383)	(20,637)	(1,866)	100

(Loss) income before noncontrolling interest	9,872	(29,610)	(149,576)	(12,110)
Noncontrolling interest	(5)	(22,624)	(124,743)	(10,099)

(Loss) income from continuing operations	$9,877	(6,986)	(24,833)	(2,011)

At September 30, 2007
Total assets	$78,700	6,485,593	405,553	37,172

		Levitt	Adjusting
	Land	Other	and
	Division	Operations	Eliminations	Total
For the Three Months Ended September 30, 2007
Revenues:
Sales of real estate	$757	—	(157)	122,824
Interest and dividend income	1,016	231	(870)	96,422
Other income	1,049	312	(840)	40,208

	2,822	543	(1,867)	259,454

Costs and Expenses:
Cost of sales of real estate	256	10,259	(2,385)	275,340
Interest expense, net	—	—	(42)	51,100
Provision for loan losses	—	—	—	48,949
Other expenses	4,981	7,312	(1,709)	117,794

	5,237	17,571	(4,136)	493,183

Equity in (loss) earnings from unconsolidated affiliates	—	4,418	—	4,763

(Loss) income before income taxes	(2,415)	(12,610)	2,269	(228,966)
(Benefit) provision for income taxes	(728)	(4,594)	860	(39,248)

(Loss) income before noncontrolling interest	(1,687)	(8,016)	1,409	(189,718)
Noncontrolling interest	(1,407)	(6,686)	1,176	(164,388)

(Loss) income from continuing operations	$(280)	(1,330)	233	(25,330)

At September 30, 2007
Total assets	$329,538	146,083	(36,754)	7,445,885

	BFC	Financial	Primary	Tennessee
	Activities	Services	Homebuilding	Homebuilding
For the Three Months Ended September 30, 2006
Revenues:
Sales of real estate	$—	—	104,538	18,099
Interest and dividend income	634	95,116	111	25
Other income	709	35,942	1,719	20

	1,343	131,058	106,368	18,144

Costs and Expenses:
Cost of sales of real estate	—	—	83,062	16,007
Interest expense, net	1	45,128	—	—
Provision for loan losses	—	271	—	—
Other expenses	3,197	76,507	19,214	2,736

	3,198	121,906	102,276	18,743

Equity in (loss) earnings from unconsolidated affiliates	—	266	(154)	—

(Loss) income before income taxes	(1,855)	9,418	3,938	(599)
Provision (benefit) for income taxes	734	2,052	1,519	(276)

(Loss) income before noncontrolling interest	(2,589)	7,366	2,419	(323)
Noncontrolling interest	(4)	5,778	1,997	(267)

(Loss) income from continuing operations	$(2,585)	1,588	422	(56)

At September 30, 2006
Total assets	$46,049	6,570,220	619,715	62,132

		Levitt	Adjusting
	Land	Other	and
	Division	Operations	Eliminations	Total
For the Three Months Ended September 30, 2006
Revenues:
Sales of real estate	$8,302	—	—	130,939
Interest and dividend income	272	399	(153)	96,404
Other income	555	404	(714)	38,635

	9,129	803	(867)	265,978

Costs and Expenses:
Cost of sales of real estate	4,760	749	(58)	104,520
Interest expense, net	—	—	(154)	44,975
Provision for loan losses	—	—	—	271
Other expenses	3,273	7,070	(669)	111,328

	8,033	7,819	(881)	261,094

Equity in (loss) earnings from unconsolidated affiliates	—	6,923	26	7,061

(Loss) income before income taxes	1,096	(93)	40	11,945
Provision (benefit) for income taxes	427	(271)	3	4,188

(Loss) income before noncontrolling interest	669	178	37	7,757
Noncontrolling interest	552	147	55	8,259

(Loss) income from continuing operations	$117	31	(18)	(502)

At September 30, 2006
Total assets	$249,794	195,791	(49,045)	7,694,656

     The table below sets forth the Company’s segment information as of and for the nine months ended September 30, 2007 and 2006 (in thousands):

	BFC	Financial	Primary	Tennessee
	Activities	Services	Homebuilding	Homebuilding
For the Nine Months Ended September 30, 2007
Revenues:
Sales of real estate	$—	—	340,202	39,844
Interest and dividend income	1,868	282,211	524	37
Other income	5,326	116,695	8,174	40

	7,194	398,906	348,900	39,921

Costs and Expenses:
Cost of sales of real estate	—	—	496,663	49,156
Interest expense, net	33	145,253	—	—
Provision for loan losses	—	61,327	—	—
Other expenses	11,289	234,349	59,818	5,416

	11,322	440,929	556,481	54,572

Equity in (loss) earnings from unconsolidated affiliates	(27)	2,163	(10)

(Loss) income before income taxes	(4,155)	(39,860)	(207,591)	(14,651)
(Benefit) provision for income taxes	(16,874)	(19,774)	(11,680)	(824)

(Loss) income before noncontrolling interest	12,719	(20,086)	(195,911)	(13,827)
Noncontrolling interest	(13)	(15,211)	(163,383)	(11,531)

(Loss) income from continuing operations	$12,732	(4,875)	(32,528)	(2,296)

At September 30, 2007
Total assets	$78,700	6,485,593	405,553	37,172

		Levitt	Adjusting
	Land	Other	and
	Division	Operations	Eliminations	Total
For the Nine Months Ended September 30, 2007
Revenues:
Sales of real estate	$3,451	6,574	(585)	389,486
Interest and dividend income	2,929	781	(2,287)	286,063
Other income	2,979	858	(2,415)	131,657

	9,359	8,213	(5,287)	807,206

Costs and Expenses:
Cost of sales of real estate	811	16,778	(3,566)	559,842
Interest expense, net	1,022	—	(1,154)	145,154
Provision for loan losses	—	—	—	61,327
Other expenses	12,250	22,476	(3,143)	342,455

	14,083	39,254	(7,863)	1,108,778

Equity in (loss) earnings from unconsolidated affiliates	—	7,506	—	9,632

(Loss) income before income taxes	(4,724)	(23,535)	2,576	(291,940)
(Benefit) provision for income taxes	(1,701)	(7,500)	976	(57,377)

(Loss) income before noncontrolling interest	(3,023)	(16,035)	1,600	(234,563)
Noncontrolling interest	(2,521)	(13,373)	1,334	(204,698)

(Loss) income from continuing operations	$(502)	(2,662)	266	(29,865)

At September 30, 2007
Total assets	$329,538	146,083	(36,754)	7,445,885

	BFC	Financial	Primary	Tennessee
	Activities	Services	Homebuilding	Homebuilding
For the Nine Months Ended September 30, 2006
Revenues:
Sales of real estate	$—	—	297,670	59,816
Interest and dividend income	1,750	271,326	330	95
Other income	2,740	102,827	3,893	8

	4,490	374,153	301,893	59,919

Costs and Expenses:
Cost of sales of real estate	—	—	235,430	57,497
Interest expense, net	17	120,358	—	—
Provision for loan losses	—	414	—	—
Other expenses	9,691	220,345	51,662	10,977

	9,708	341,117	287,092	68,474

Equity in earnings from unconsolidated affiliates	—	1,364	(154)	—

(Loss) income before income taxes	(5,218)	34,400	14,647	(8,555)
Provision (benefit) for income taxes	991	8,566	5,650	(2,738)

(Loss) income before noncontrolling interest	(6,209)	25,834	8,997	(5,817)
Noncontrolling interest	(8)	20,249	7,491	(4,843)

(Loss) income from continuing operations	$(6,201)	5,585	1,506	(974)

At September 30, 2006
Total assets	$46,049	6,570,220	619,715	62,132

		Levitt	Adjusting
	Land	Other	and
	Division	Operations	Eliminations	Total
For the Nine Months Ended September 30, 2006
Revenues:
Sales of real estate	$29,660	—	(6)	387,140
Interest and dividend income	805	1,071	(452)	274,925
Other income	2,876	1,247	(2,049)	111,542

	33,341	2,318	(2,507)	773,607

Costs and Expenses:
Cost of sales of real estate	17,497	2,047	(243)	312,228
Interest expense, net	—	—	(453)	119,922
Provision for loan losses	—	—	—	414
Other expenses	8,898	20,330	(1,991)	319,912

	26,395	22,377	(2,687)	752,476

Equity in earnings from unconsolidated affiliates	—	8,975	—	10,185

(Loss) income before income taxes	6,946	(11,084)	180	31,316
Provision (benefit) for income taxes	2,613	(5,006)	67	10,143

(Loss) income before noncontrolling interest	4,333	(6,078)	113	21,173
Noncontrolling interest	3,608	(5,060)	98	21,534

(Loss) income from continuing operations	$725	(1,018)	15	(361)

At September 30, 2006
Total assets	$249,794	195,791	(49,045)	7,694,656

3. Discontinued Operations
Sale of Ryan Beck
     On February 28, 2007, Ryan Beck merged with Stifel. Under the terms of the merger, BankAtlantic Bancorp and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 2,467,600 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 500,000 shares of Stifel common stock at an exercise price of $36.00 per share (the “Warrants”). Of the total merger consideration, BankAtlantic Bancorp’s portion was 2,377,354 shares of Stifel common stock, cash of $2.6 million and Warrants to acquire an aggregate of 481,724 shares of Stifel common stock. Stifel filed a registration statement on June 28, 2007 registering for resale by BankAtlantic Bancorp after August 28, 2007 up to 1,061,547 shares of Stifel common stock, including 792,000 shares owned by BankAtlantic Bancorp and 161,000 shares issuable to BankAtlantic Bancorp upon the exercise of the Warrants. Stifel has agreed to register the remaining shares issued in connection with the merger and to grant incidental “piggy-back” registration rights. BankAtlantic Bancorp has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. As of September 30, 2007, BankAtlantic Bancorp owned approximately 16% of the issued and outstanding shares of Stifel common stock and does not have the ability to exercise significant influence over Stifel’s operations. As such, BankAtlantic Bancorp’s investment in Stifel common stock is accounted for under the cost method of accounting. Stifel common stock that can be sold within one year is accounted for as securities available for sale and Stifel common stock which is subject to restrictions on sale for more than one year is accounted for as investment securities at cost. The Warrants are accounted for as derivatives with unrealized gains and losses resulting from changes in the fair value of the Warrants recorded in securities activities, net. Included in the Company’s Consolidated Statements of Financial Condition at September 30, 2007 under “securities available for sale and financial instruments (at fair value)” and “investment securities at cost” are $80.0 million and $31.4 million, respectively, of Stifel common stock, and included in “securities available for sale and other financial instruments (at fair value)” are $13.4 million of Warrants.
     The Stifel – Ryan Beck merger agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the merger. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. BankAtlantic Bancorp has entered into separate agreements with each individual Ryan Beck option holder which allocate certain contingent earn-out payments to them.
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

     The loss from operations of Ryan Beck included in the Consolidated Statements of Operations in “Discontinued operations” was as follows (in thousands):

	For the Nine	For the Three	For the Nine
	Months Ended	Months Ended	Months Ended
	September 30, 2007	September 30, 2006	September 30, 2006
Financial Services:
Investment banking revenue	$37,836	49,061	163,233

Expenses:
Employee compensation and benefits	27,532	40,943	127,731
Occupancy and equipment	2,984	4,369	12,167
Advertising and promotion	740	1,479	4,372
Merger related costs (1)	14,263	—	—
Other expenses:
Professional fees	1,106	2,888	6,744
Communications	2,255	3,472	11,356
Floor broker and clearing fees	1,162	1,823	6,684
Interest expense	985	1,436	4,571
Other	1,086	598	4,602

Total expenses	52,113	57,008	178,227

Loss from Ryan Beck discontinued operations before income taxes and noncontrolling interest	(14,277)	(7,947)	(14,994)
Income tax (benefit)	(6,431)	(3,508)	(6,951)
Noncontrolling interest	(6,709)	(3,799)	(6,881)

Loss from Ryan Beck discontinued operations, net of income taxes and noncontrolling interest	$(1,137)	(640)	(1,163)

(1)	Merger related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
Planned Sale of Two Core Communities Commercial Leasing Projects
     During the second quarter of 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. In June 2007, Core was reviewing bids that required management to have significant continuing involvement in these assets after the sale. As of September 30, 2007, management determined it is probable that Core will sell these projects and while Core may retain an equity interest in the properties and provide ongoing management services to a potential buyer, the anticipated level of continuing involvement is not expected to be significant. It is management’s intention to complete the sale of these assets by the end of the first quarter of 2008. The assets are available for immediate sale in their present condition. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), including the reclassification of results of operations from these projects to discontinued operations for the three and nine months ended September 30, 2006. However, Core has not entered into definitive agreements for the sale of these assets and there is no assurance that these sales will be completed in the timeframe expected by management or at all.
     The assets have been reclassified to “Discontinued operations assets held for sale” and the related liabilities associated with these assets were also reclassified to “Discontinued operations liabilities related to assets held for sale” in the Unaudited Consolidated Statements of Financial Condition. Prior period amounts have been reclassified to conform to the current period presentation. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the unaudited consolidated statements of cash flows for all periods presented. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at September 30, 2007.

     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Property and equipment, net	$76,715	46,298
Other assets	9,012	1,724

Assets held for sale	$85,727	48,022

Accounts payable, accrued liabilities and other	$1,637	924
Notes and mortgage payable	64,580	27,041

Liabilities related to assets held for sale	$66,217	27,965

     The following table summarizes the results of operations for the two commercial leasing projects for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$1,551	494	2,910	1,268
Costs and expenses	307	512	1,491	1,253

	1,244	(18)	1,419	15
Other Income	7	7	14	24

Income before income taxes	1,251	(11)	1,433	39
Provision for income taxes	491	(4)	576	17
Noncontrolling interest	677	(6)	765	20

Net income	$83	(1)	93	2

4. BankAtlantic Bancorp One-time Termination Benefits
     During March 2007, BankAtlantic Bancorp reduced its workforce by approximately 225 associates, or 8%, in an effort to improve operating efficiencies. The reduction in the workforce impacted BankAtlantic Bancorp and was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2007 were $2.6 million of costs associated with these one-time termination benefits. These benefits include $0.3 million of share-based compensation. The following is a reconciliation of the beginning and ending balance of the employee termination benefit liability at BankAtlantic Bancorp (in thousands):

Employee
Termination
Benefits
Balance at December 31, 2006	$—
Expense incurred	2,317
Amounts paid	(1,923)

Balance at September 30, 2007	$394

     See note 14 and note 20 regarding Levitt Corporation and Levitt and Sons reduction in workforce and termination benefits.

5. Income Taxes
     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  The Company (without consideration of BankAtlantic Bancorp and Levitt) had no significant adjustment upon the adoption of this interpretation. The cumulative adjustments associated with the implementation of FIN 48 by BankAtlantic Bancorp and Levitt increased the Company’s retained earnings opening balance and decreased liabilities in the aggregate amount of $121,000 which represents the Company’s interest in BankAtlantic Bancorp and Levitt adjustments to their opening balance of retained earnings by $700,000 and $260,000, respectively. These cumulative-effect adjustments reflect the Company’s ownership interest in BankAtlantic Bancorp and Levitt and represent the difference between the amount of tax benefits required to be recognized based on the application of FIN 48 and the amount of tax benefits recognized prior to the application of FIN 48.
     BFC and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries in which the Company owns less than 80% of the outstanding common stock, including BankAtlantic Bancorp and Levitt, are not included in the Company’s consolidated U.S. federal income tax return and state income tax returns. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction where such filings are required. The Company’s federal income tax returns for all years subsequent to the 2002 tax year are subject to examination. The Company is not currently under examination by any taxing authority.
     At the adoption date of FIN 48, BankAtlantic Bancorp had gross tax effected unrecognized tax benefits of $185,000, and as of September 30, 2007 BankAtlantic Bancorp’s gross tax effected unrecognized tax benefits were $259,000. The recognition of these tax benefits does not significantly affect BankAtlantic Bancorp’s effective tax rate.
     At the adoption date of FIN 48, Levitt had gross tax effected unrecognized tax benefits of $2.0 million of which $200,000, if recognized, would affect Levitt’s effective tax rate. There were no significant changes to these amounts during the three and nine months ended September 30, 2007. In the first quarter of 2007, the Internal Revenue Service (IRS) commenced an examination of Levitt’s U.S. income tax return for 2004, and the review is anticipated to be completed by the end of 2007. As of September 30, 2007, the IRS was in the process of its examination and Levitt is unable to evaluate at this time whether additional tax payments will be required to be made upon the completion of the examination.
     The decrease in the Company’s effective tax rate to 20% in 2007 from 32% in 2006 primarily resulted from a valuation allowance recorded against unrecoverable deferred tax assets at Levitt. A valuation allowance was recorded due to the significant impairment charges recorded in the nine months ended September 30, 2007, the expected timing of the future reversal of those impairment charges, and expected taxable losses in the foreseeable future. Levitt does not believe at this time it will generate sufficient taxable income of the appropriate character in the future to realize any of Levitt’s net deferred tax assets. At September 30, 2007, Levitt had $105.4 million in gross deferred tax assets. After consideration of $25.2 million of deferred tax liabilities and the effect of available carry-back losses, a valuation allowance of $80.2 million was recorded. Levitt’s increase in the valuation allowance from December 31, 2006 is $79.8 million.
     The Company, including BankAtlantic Bancorp and Levitt, recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. Levitt had approximately $270,000 and $170,000 for the payment of interest and penalties accrued at September 30, 2007 and December 31, 2006, respectively. BFC and BankAtlantic Bancorp had no interest or tax penalties accrued related to unrecognized tax benefits at September 30, 2007 and December 31, 2006.

6. Stock-Based Compensation
BFC
     BFC has a stock based compensation plan (the “2005 Incentive Plan”) under which restricted unvested stock, incentive stock options and non-qualifying stock options are awarded to officers, directors and employees. The 2005 Incentive Plan provides up to 3,000,000 shares of Class A Common Stock which may be issued through restricted stock awards and upon the exercise of options granted under the 2005 Incentive Plan. BFC may grant incentive stock options only to its employees (as defined in the 2005 Incentive Plan). BFC may grant non-qualified stock options and restricted stock awards to directors, independent contractors and agents as well as employees.
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
     Additionally, during June 2007, non-employee directors were issued 22,522 shares of restricted Class A Common Stock and granted non-qualifying stock options to acquire 50,296 shares of Class A Common Stock. The restricted stock and stock options were granted under the 2005 Incentive Plan. The restricted stock issued to directors vests monthly over a 12-month period. Non-employee director non-qualifying stock options were vested on the date of grant, have a ten-year term and have an exercise price of $4.44 which was equal to the market value of the Class A Common Stock on the date of grant. In June 2007, non-employee director compensation expense of approximately $100,000 was recognized in connection with the non-qualifying stock option grants.
     The option model used to calculate the fair value of the options granted was the Black-Scholes model. The table below presents the weighted average assumptions used to value options granted to employees and directors for the nine months ended September 30, 2007 and 2006:
Employees

	Weighted Average
	2007	2006
Expected volatility	43.05%	44.22%
Expected dividends	0%	0%
Expected term (in years)	7.5	7.5
Average risk-free interest rate	4.94%	5.01%
Option value	$2.43	$3.54
Non-Employee Directors

Weighted Average
2007
Volatility	43.05%
Expected dividends	0%
Expected term (in years)	5
Risk-free rate	4.89%
Option value	$1.99
     No non-qualifying stock options were granted to non-employee directors during the nine months ended September 30, 2006.

     The following table sets forth information on outstanding options:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Outstanding	Exercise	Contractual	Value
	Options	Price	Term	($000)

Outstanding at December 31, 2006	1,607,087	$4.88	6.25	$7,844
Exercised	(129,769)	1.45
Forfeited	250	4.44
Expired	—	—
Granted	264,296	4.44

Outstanding at September 30, 2007	1,741,614	$5.07	6.56	$8,828

Exercisable at September 30, 2007	285,054	$3.85	3.36	$1,097

     The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $2.34 and $3.54 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $328,000 and $13.6 million, respectively.
     In 2007, BFC received net proceeds of approximately $188,000 upon the exercise of stock options. In 2006, 1,278,985 shares of BFC Class A Common Stock with a fair value of $7.4 million and 1,068,572 shares of BFC Class B Common Stock with a fair value of $5.9 million, respectively, were accepted by BFC as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises.
     BFC’s share-based compensation expense for the three and nine months ended September 30, 2007 was $239,000 and $766,000 respectively, compared to $213,000 and $561,000 during the same 2006 periods, respectively.
BankAtlantic Bancorp
     During the nine months ended September 30, 2007, the Board of Directors of BankAtlantic Bancorp granted to its employees incentive and non-qualifying stock options to acquire an aggregate of 826,850 shares of Class A common stock under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. Additionally, during the nine months ended September 2007 BankAtlantic Bancorp non-employee directors were issued 10,660 shares of restricted BankAtlantic Bancorp Class A common stock and granted options to acquire 104,647 shares of BankAtlantic Bancorp Class A common stock. The options granted to BankAtlantic Bancorp employees vest in five years and expire ten years after the grant date. Options issued to non-employee directors vest immediately. The employee stock and director options were granted with a weighted average exercise price of $9.35 and $9.38, respectively, which was equal to the market value of BankAtlantic Bancorp Class A common stock at the date of grant. The restricted stock issued to directors vests over a 12 month period.

     The table below presents BankAtlantic Bancorp weighted average assumptions used to value options granted to its employees and directors during the nine months ended September 2007.

	Employees	Directors
Stock Price	$9.35	$9.38
Exercise Price	$9.35	$9.38
Interest Rate	4.95%	4.63%
Dividend Rate	1.76%	1.75%
Volatility	29.63%	27.80%
Option Life (years)	7.50	5.00
Option Value	$3.28	$2.58
Annual Forfeiture Rate	3.60%	0%
     The table below presents BankAtlantic Bancorp weighted average assumptions used to value options granted to its employees and directors during the nine months ended September 2006.

	Employees	Directors
Stock Price	$14.76	$14.53
Exercise Price	$14.76	$14.53
Interest Rate	5.19%	4.94%
Dividend Rate	1.03%	1.05%
Volatility	31.43%	31.83%
Option Life (years)	7.50	5.00
Option Value	$6.02	$4.84
Annual Forfeiture Rate	3.00%	0%
     The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity during the nine months of 2006 and 2007:

Outstanding at December 31, 2005	6,039,253
Exercised	(1,422,261)
Forfeited	(201,839)
Issued	951,268

Outstanding at September 30, 2006	5,366,421

Outstanding at December 31, 2006	5,238,905
Exercised	(415,827)
Forfeited or expired	(358,938)
Issued	981,247

Outstanding at September 30, 2007	5,445,387

Exercisable at September 30, 2007	1,748,845

	For the Nine Months
	Ended September 30,
	2007	2006
Weighted average exercise price of options outstanding	$11.16	11.22
Weighted average exercise price of options exercised	$5.69	4.13
Weighted average price of options forfeited or expired	$14.36	14.14
     Included in Financial Services compensation expense in the Company’s Statements of Operations for the three and nine months ended September 30, 2007 is BankAtlantic Bancorp share-based compensation expense of $1.1 million and $3.4 million, respectively, compared to $1.2 million and $3.0 million during the same 2006 periods, respectively.
Levitt
     The fair values of options granted to acquire Levitt stock are estimated on the date of their grant using the Black-Scholes option pricing model. The fair value of Levitt’s stock option awards, which are primarily subject to five-year cliff vesting, is expensed over the vesting life of the stock options using the straight-line method. During the three months ended September 30, 2007 and 2006, options to acquire 12,000 and 652,155 shares of Class A common stock, respectively, were granted by Levitt. During the nine months ended September 30, 2007 and 2006, options to acquire 752,409 shares and 689,655 shares of Class A common stock were granted by Levitt, respectively. The fair value of each option was estimated using the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	52.59%	37.72%	40.05% - 52.59%	37.37% - 37.72%
Expected dividend yield	0.00%	.50% - .61%	0.00% - .83%	.39% - .61%
Risk-free interest rate	4.57%	4.99% - 5.06%	4.57% - 5.14%	4.99% - 5.06%
Expected life	7.5 years	7.5 years	7.5 years	7.5 years
Forfeiture rate — executives	5.0%	5.0%	5.0%	5.0%
Forfeiture rate — non-executives	10.0%	10.0%	10.0%	10.0%
     Expected volatility has increased in the three and nine months ended September 30, 2007 compared to the same period in 2006 due to the increased volatility of homebuilding stocks in general and the declining share price of Levitt’s stock. Expected dividend yield has decreased because Levitt does not expect to pay dividends to shareholders in the foreseeable future. The most recent dividend was paid in the first quarter of 2007.
     Levitt’s non-cash stock compensation expense related to unvested stock options for the three months ended September 30, 2007 and 2006 amounted to $937,357 and $1,034,101, respectively, with an expected income tax benefit of $226,152 and $302,546, respectively. Levitt’s non-cash stock compensation expense related to unvested stock options for the nine months ended September 30, 2007 and 2006 amounted to $2,551,894 and $2,299,062, respectively, with an expected income tax benefit of $635,664 and $644,694, respectively.
     Levitt also grants restricted stock, valued at the closing price of Levitt’s Class A common stock on the New York Stock Exchange on the date of grant. Restricted stock is normally issued to Levitt’s directors and the grants typically vest over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the unaudited consolidated statements of financial condition. Levitt’s non-cash stock compensation expense related to restricted stock for the three months ended September 30, 2007 and 2006 amounted to $17,498 and $19,996, respectively. Levitt’s non-cash stock compensation expense related to restricted stock for the nine months ended September 30, 2007 and 2006 amounted to $63,340 and $119,996, respectively.

7. Benihana Convertible Preferred Stock Investment
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 Benihana’s common stock at a conversion price of $12.6667. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 17% voting interest and an approximately 10% economic interest in Benihana. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.
8. Loans Receivable
     The consolidated loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Real estate loans:
Residential (1-4 family)	$2,217,305	2,150,626
Construction and development	459,053	475,041
Commercial	883,913	980,840
Small business	203,559	186,833
Other loans:
Home equity	647,481	562,318
Commercial business	136,950	157,109
Small business — non-mortgage	99,932	98,225
Consumer loans	14,990	17,406
Deposit overdrafts	9,252	8,440
Other loans	—	425

Total gross loans	4,672,435	4,637,263

Adjustments:
Premiums discounts and deferred fees	3,244	1,306
Deferred profit on commercial real estate loans	(114)	(204)
Allowance for loan losses	(92,712)	(44,173)

Loans receivable — net	$4,582,853	4,594,192

     Undisbursed loans in process were $382.2 million and $482.8 million as of September 30, 2007 and December 31, 2006, respectively.
     Allowance for Loan Losses (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$55,108	42,618	44,173	41,830
Loans charged-off	(11,717)	(436)	(14,641)	(1,152)
Recoveries of loans previously charged-off	372	652	1,853	2,013

Net (charge-offs) recoveries	(11,345)	216	(12,788)	861
Provision for loan losses	48,949	271	61,327	414

Balance, end of period	$92,712	43,105	92,712	43,105

     The following summarizes impaired loans (in thousands):

	September 30, 2007		December 31, 2006
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Reserves	Investment	Reserves
Impaired loans with specific reserves	$105,102	$27,885	$325	$162
Impaired loans without specific reserves	67,575	—	10,319	—

Total	$172,677	$27,885	$10,644	$162

     Impaired loans without specific reserves at September 30, 2007 include $7.0 million of troubled debt restructured loans which are currently performing. There are no commitments to lend additional funds on troubled debt restructured loans. At December 31, 2006 there were no impaired loans without specific reserves that were performing.
9. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Land and land development costs	$427,730	579,256
Construction costs	90,418	180,005
Capitalized interest and other costs	84,060	88,231

Total	$602,208	847,492

   The above inventory balances have been reduced by approximately $249.1 million and $33.3 million of impairment reserves at September 30, 2007 and December 31, 2006, respectively.
     As of September 30, 2007, Levitt and Sons was in the process of attempting to negotiate with its lenders to obtain meaningful concessions or agreements to restructure its outstanding debt and determine if these lenders would fund the projects serving as collateral for their debt. As of that date, Levitt Corporation had indicated that it would not commit to make any additional material loans to Levitt and Sons unless Levitt and Sons was successful in obtaining acceptable concessions or restructuring agreements with its principal lenders. Without additional funding from the lenders or Levitt Corporation, Levitt and Sons will not be able to continue development of its projects. As a result, development activity was suspended at virtually all of Levitt and Sons’ homebuilding projects at the end of September 2007. Levitt and Sons filed a petition for relief in U.S. Bankruptcy Court on November 9, 2007.
     At September 30, 2007, the real estate inventory was reviewed for impairment in accordance with SFAS No. 144. The further deterioration in the homebuilding market, along with the disruption in the credit markets in the third quarter of 2007, have significantly adversely impacted the value of this inventory beyond previous expectations causing Levitt to re-assess all projects for impairment at September 30, 2007. The fair market value of the real estate inventory balance at September 30, 2007 was assessed on a project-by-project basis. As management has ceased development at the real estate projects at September 30, 2007, it was determined that each project should be reported at the lower of cost or fair market value. At September 30, 2007, the fair market value calculation was based on the following principles and assumptions:
➢	For projects representing land investments, where homebuilding activity has not yet begun (which consisted of seven projects in the Primary Homebuilding segment), valuation models were used. Management believes that these valuation models are the best evidence of fair value and were used as the basis for the measurement. The projects were analyzed and valued from the perspective of what a land developer would pay to acquire the projects. The analysis included an evaluation of the type of units that could be constructed and the selling price for such units. The projected land acquisition price was assumed to be financed with debt amounting to 75% of the purchase price at interest rates ranging from 10% – 15%. A 25% internal rate of return was assumed on the equity portion of the investment. If the suggested project fair value was lower than the carrying value of the real estate inventory at September 30, 2007, an impairment charge was recognized to reduce the carrying value of the project to the fair value.

➢	For projects with homes under construction, where construction had ceased as of September 30, 2007 (which consisted of twelve projects in the Primary Homebuilding segment) cash flow models were used. These cash flows were determined based on the assumption of a third party completing these projects and achieving a reasonable expected rate of return on this inventory. The related unleveraged cash flow models projected future revenues and costs-to-complete and the sale of the remaining inventory based on the current status of each project. Many of these projects are in the early stages of development and, accordingly, the projections extend for four to seven years into the future, thereby increasing the inherent uncertainty in the projections. The cash flows used were updated in the third quarter of 2007 to reflect current market trends, current pricing strategies and cancellation trends. If the carrying amount of the project exceeded the present value of the cash flows from the project discounted using the weighted average cost of capital, an impairment charge was recognized to reduce the carrying value of the project to fair market value. Specific assumptions for projected unit sales and margin percentages in these cash flows include:
o	a 25% internal rate of return is assumed on the equity portion of the investment with a weighted average cost of capital of 15.4%;

o	for projects with single family or a mix of single family and townhome products (representing ten projects), the estimated average future sales prices were based on current sales prices with significant discounts and incentives continuing through 2009. Discounting activity is assumed to gradually diminish beginning in the second half of 2009 followed by average sales price increases ranging up to 4% in 2010 through 2012. All sales price increases are assumed to cease after 2012;

o	for projects with townhomes (representing two projects), no sales price increases or elimination of discounts were assumed due to market saturation in Florida;

o	estimated future construction and land development costs were kept relatively consistent with the level of projected deliveries throughout the entire project; and

o	estimates of average gross margin percentages ranged between 10% and 17% through 2010 and 17% and 21% in 2011 and beyond depending on the specific location of the project and the current backlog.
➢	Six projects in the Tennessee Homebuilding segment were under a letter of intent or draft contract at September 30, 2007. The fair values of such projects were assumed to be the contract price contemplated in the letters of intent or draft contracts. In calculating the fair market value, Levitt estimated selling and closing costs of 2.5% to sell these properties.

➢	For the remaining 86 lots in backlog at September 30, 2007 in the Tennessee Homebuilding segment, any lots with projected losses were fully reserved.
     As a result of the above analysis, impairment charges of approximately $163.6 million in cost of sales of real estate were recorded in the three months ended September 30, 2007 for sixteen projects in the Primary Homebuilding segment, for eleven projects in the Tennessee Homebuilding segment and for capitalized interest in the Other Operations segment related to the projects that Levitt and Sons has ceased developing. No impairment charges were recorded in the three months ended September 30, 2006. In the nine months ended September 30, 2007 and 2006, impairment charges amounted to approximately $226.9 million and $4.7 million, respectively.

10. Investments in Unconsolidated Affiliates
     The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	September 30,	December 31,
	2007	2006
Investment in Bluegreen Corporation	$115,408	107,063
Investments in joint ventures and limited partnerships	5,026	7,749
BankAtlantic Bancorp investment in statutory business trusts	8,840	7,910
Levitt investment in statutory business trusts	2,600	2,565

	$131,874	125,287

     The Consolidated Statements of Operations include the following amounts for investments in unconsolidated affiliates (in thousands):

	For the Three Months		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Equity in earnings of Bluegreen	$4,418	6,923	7,519	9,026
Equity in earnings of other unconsolidated affiliates	345	138	2,113	1,159

	$4,763	7,061	9,632	10,185

     At September 30, 2007, Levitt Corporation owned approximately 9.5 million shares of the common stock of Bluegreen representing approximately 31% of Bluegreen’s outstanding common stock. Levitt Corporation’s investment in Bluegreen is accounted for under the equity method.
     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
Total assets	$1,001,351	854,212

Total liabilities	$605,706	486,487
Minority interest	20,013	14,702
Total shareholders’ equity	375,632	353,023

Total liabilities and shareholders’ equity	$1,001,351	854,212

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues and other income	$206,161	207,569	523,943	519,787
Cost and other expenses	181,612	170,134	480,925	462,399

Income before minority interest and provision for income taxes	24,549	37,435	43,018	57,388
Minority interest	2,044	2,241	5,311	4,940

Income before provision for income taxes	22,505	35,194	37,707	52,448
Provision for income taxes	8,552	13,287	14,329	19,930

Income before cumulative effect of change in accounting principle	13,983	21,907	23,378	32,518
Cumulative effect of change in accounting principle, net of tax	—	—	—	(5,678)
Minority interest in cumulative effect of change in accounting principle	—	—	—	1,184

Net income	$13,983	21,907	23,378	28,024

     Effective January 1, 2006, Bluegreen adopted Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”) which resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the nine months ended September 30, 2006, and accordingly reduced the Levitt Corporation’s equity in earnings of Bluegreen by approximately $1.4 million for the same period.
11. Other Debt
     On February 28, 2007, a wholly owned subsidiary of Core Communities entered into a $50.0 million revolving credit facility for construction financing for the development of the Tradition South Carolina master planned community. The facility is due and payable on February 28, 2009 and may be extended for one year subject to compliance with the conditions set forth in the agreement. The loan is collateralized by 1,829 gross acres of land and the related improvements and easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities. Interest accrues at the lender’s prime rate (7.75% at September 30, 2007) and is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants. There is no guarantee from Levitt Corporation on this facility.
     On March 21, 2007, Levitt and Sons entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement and borrowed $30.2 million under the facility. The proceeds were used to finance the inter-company purchase of a 150-acre parcel in Tradition, South Carolina from Core Communities and to refinance a $15.0 million line of credit. On October 25, 2007, in connection with Levitt Corporation’s acquisition of the membership interests of Levitt and Sons of Jasper County, LLC, the subsidiary of Levitt and Sons which owns the 150 acre parcel previously purchased from Core in Tradition, South Carolina (now known as Carolina Oak Homes LLC; see note 20), Levitt Corporation became the obligor for the entire outstanding balance of $34.1 million (the “Carolina Oak Loan”). The Carolina Oak Loan was modified in connection with the acquisition. Levitt Corporation was previously a guarantor of this loan and as partial consideration for the Carolina Oak Loan, the membership interest of Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. The outstanding balance under the Carolina Oak Loan may be increased by approximately $11.2 million to fund certain infrastructure improvements and to complete the construction of fourteen residential units currently under construction. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition, South Carolina and guaranteed by Carolina Oak Homes, LLC. The Carolina Oak Loan is due and payable on March 21, 2011 and may be extended on the anniversary date of the facility for one additional year, at the discretion of the lender. Interest accrues under the facility at the prime rate (7.75% at September 30, 2007) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including the lender’s right to accelerate the debt upon a material adverse change with respect to the borrower.
     On October 17, 2007, Levitt and Sons received notices of default from Wachovia Bank, N.A. (“Wachovia”) with respect to three separate loan facilities. The first notice of default from Wachovia relates to a $125.0 million loan made by Wachovia to Levitt and Sons. The proceeds of this loan were utilized to fund land acquisition, development and construction. The defaults included that (1) liens have been filed upon certain assets pledged as security for the loan, (2) Levitt and Sons is experiencing financial difficulties, and (3) defaults have occurred under other loan facilities of Levitt and Sons and its subsidiaries with Wachovia. As of September 30, 2007, the amount advanced under this facility was $102.4 million. The notice states that until such events of default are cured, Wachovia will not advance additional amounts under the facility and will not release any property from its lien. The second Wachovia notice of default relates to a $30.0 million construction loan made by Wachovia to Levitt and Sons and its wholly-owned subsidiaries, Bellaggio by Levitt and Sons, LLC and Levitt and Sons of Manatee County, LLC. The proceeds of this loan were utilized to fund land acquisition, development and construction. The defaults indicated in the notice included that (1) the financial projections provided to Wachovia indicate a general inability of Levitt and Sons and its affiliates to pay debts as they become due and (2) defaults have occurred under other loan facilities of Levitt and Sons and its affiliates with Wachovia as indicated in its other notices. As of September 30, 2007, the amount advanced under this facility was $9.5 million. The notice states that until such time as the events of default are cured, Wachovia will not advance any additional amounts or release any property from its lien. The third Wachovia notice of default relates to a $26.5 million loan made by Wachovia to Levitt and Sons and its wholly-owned subsidiary, Levitt and Sons at World Golf Village, LLC. The proceeds of this loan were utilized to fund land acquisition, development and construction. The notice of default asserts that the loan matured and became due on September 29, 2007, and that the failure to pay all amounts due by October 18, 2007 constituted an event of default under the loan. The notice states that after October 18, 2007 interest will accrue at the default rate and that Wachovia reserves the right to collect the amounts due together with its collection and enforcement expenses. As of September 30, 2007, the amount advanced under this facility was $8.6 million.
     On October 19, 2007, Levitt and Sons and certain of its subsidiaries received a notice of default from KeyBank National Association (“KeyBank”). The notice of default from KeyBank relates to a $125.0 million Revolving Land Acquisition, Development and Residential Construction Borrowing Base Facility. At September 30, 2007, $95.2 million was outstanding under the facility. Amounts outstanding are guaranteed by certain of Levitt and Sons’ subsidiaries. The event of default stated in the notice was the failure to pay interest when due. KeyBank demanded payment of all outstanding and delinquent amounts by October 25, 2007, but the requested payments were not made.
     On November 2, 2007, Levitt and Sons received a notice of default from Bank of America, N.A (“Bank of America”) with respect to a $125.0 million loan by Bank of America to Levitt and Sons. The proceeds of the loan were utilized to fund land acquisition, development and construction. The notice indicates that Levitt and Sons defaulted in its obligation to make the monthly interest payment due October 1, 2007. As of September 30, 2007, the amount advanced under the loan was approximately $102.5 million. The notice states that Bank of America has not yet determined whether, or when, to accelerate or otherwise demand payment in full of the obligations under the loan or whether, or when, to exercise any other remedies as a result of the Levitt and Sons’ default.
     On November 8, 2007, Levitt and Sons received a notice of default from Regions Bank (“Regions”) with respect to a $75.0 million loan made by Regions to Levitt and Sons. The proceeds of this loan were utilized to fund land acquisition, development and construction. As of September 30, 2007, the amount advanced under this facility was $24.4 million. Amounts outstanding are guaranteed by certain of Levitt and Sons’ subsidiaries. The defaults included (1) a failure to make timely payments when due (2) the filing of liens against certain assets pledged as security (3) the discontinuance of construction work on residential projects and the failure to proceed with work on such projects in a diligent and workmanlike manner and (4) Levitt and Sons experiencing financial difficulties. The notice states that Regions has accelerated the maturity date of all amounts outstanding such that all amounts of principal, interest, fees and expenses arising thereunder are now immediately due and payable. The notice also states that interest will accrue at the default rate and that Regions reserves the right to collect the amounts due together with its collection and enforcement expenses.
     Additionally, although Levitt and Sons has not received any other formal notices of default, Levitt and Sons and a subsidiary guarantor are not in compliance with their obligations under their loan facility with Amtrust Bank (formerly known as Ohio Savings Bank). The proceeds of this loan were utilized to fund land acquisition, development and construction at various Levitt and Sons’ projects in Florida. Further, the filing of a voluntary petition for relief under the Bankruptcy Code by Levitt and Sons constitutes an event of default under this facility and substantially all of the other loan facilities.
     The above defaults have not been cured by Levitt and Sons and entitle the respective lenders to exercise any and all remedies available to them under the respective loan documents, including, without limitation, acceleration of the entire amount of the respective loans, commencement of foreclosure proceedings against the assets securing the respective loans and other appropriate action against the respective borrowers and guarantors. Levitt and Sons is not currently in a position to cure any defaults without additional advances from Levitt Corporation , and as previously noted, Levitt Corporation has indicated that it would not make any additional material advances to Levitt and Sons unless Levitt and Sons obtained acceptable concessions or restructuring agreements with its principal lenders. As a result of the current funding situation with its lenders and with Levitt Corporation, the current state of the homebuilding market and lack of access to additional capital, Levitt and Sons and substantially all of its subsidiaries filed a voluntary petition for relief under the U.S. Bankruptcy Code on November 9, 2007. See subsequent event note 20 for further discussion of the bankruptcy event and its effect on the Company’s liabilities.
12. Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	September 30,	December 31,
	2007	2006
BankAtlantic Bancorp	$360,701	411,396
Levitt	99,604	286,230
Joint Venture Partnerships	684	697

	$460,989	698,323

13. Interest Expense
     The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest expense	$64,270	56,583	183,991	149,861
Interest capitalized	(13,170)	(11,608)	(38,837)	(29,939)

Interest expense, net	$51,100	44,975	145,154	119,922

     Interest incurred relating to land under development and construction is capitalized to real estate inventory or property and equipment during the active development period. For inventory, interest is capitalized at the effective rates paid on borrowings during pre-construction, the planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. For property and equipment under construction, interest associated with these assets is capitalized as incurred to property and equipment and expensed through depreciation once the asset is put into use. The following table is a summary of interest incurred, capitalized and expensed relating to inventory under development and construction exclusive of impairment adjustments (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest incurred to non-affiliates	$13,170	11,534	38,837	29,095
Interest capitalized to inventory	(13,170)	(11,534)	(38,837)	(29,095)

Interest expense, net	$—	—	—	—

Interest expensed in cost of sales	$7,563	3,975	17,550	9,659

     In addition to the above interest expensed in cost of sales, the capitalized interest balance of inventory of real estate as of September 30, 2007 was reduced by $24.8 million of impairment reserves allocated to the capitalized interest component of inventory of real estate. Approximately $9.3 million of these impairments related to Levitt Corporation’s impairment of capitalized interest recorded in Levitt’s Other Operations associated with projects at Levitt and Sons that were no longer being developed as of September 30, 2007 and the remaining $14.5 million relates to the Primary Homebuilding and Tennessee Homebuilding segments. See note 9 for a discussion of real estate inventory and the status of Levitt and Sons’ development activities.
     Additionally, as indicated in note 3, certain amounts for the three and nine months ended September 30, 2007 associated with two of Core’s commercial leasing projects have been reclassified to income (loss) from discontinued operations. Prior periods have been reclassified to conform to the current presentation.

14. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
     Commitments and financial instruments with off-balance sheet risk consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
BFC Activities
Guarantee agreements	$59,185	34,396
Financial Services
Commitments to sell fixed rate residential loans	20,260	30,696
Commitments to sell variable rate residential loans	1,526	2,921
Commitments to purchase variable rate residential loans	1,895	12,000
Commitments to purchase commercial loans	28,300	57,525
Commitments to originate loans held for sale	17,916	26,346
Commitments to originate loans held to maturity	185,644	223,060
Commitments to extend credit, including the undisbursed portion of loans in process	1,056,346	890,036
Commitments to purchase branch facilities land	4,771	11,180
Standby letters of credit	49,813	67,831
Commercial lines of credit	113,617	86,992
Homebuilding & Real Estate Development
Levitt and Sons’ commitments to purchase properties for development	14,200	14,200
BFC Activities
     In 2005, BFC entered into guarantee agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. A wholly-owned subsidiary of CCC has a one percent general partner interest in a limited partnership that in turn has a 15 percent interest in each of the limited liability companies. Pursuant to the guarantee agreements, BFC has guaranteed certain obligations on two nonrecourse loans. BFC’s maximum exposure under the guarantee agreements is estimated to be approximately $21.2 million, the full amount of the indebtedness. Based on the value of the assets securing the indebtedness, BFC does not believe that any payment will be required by BFC under the guarantee. Although it is the general partner of the limited partnership, the wholly-owned subsidiary of CCC does not have control and does not have the ability to make major decisions without the consent of other partners and members.
     A subsidiary of CCC has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida and in connection with the purchase of such office building, CCC guaranteed repayment of a portion of the nonrecourse loan on the property. CCC’s maximum exposure under this guarantee agreement is $8.0 million, representing approximately 36.8% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property. Based on the value of the limited partnership assets securing the indebtedness, BFC does not believe that any payment by CCC will be required under the guarantee. CCC also separately guaranteed the payment of certain environmental indemnities and limited specific obligations of the partnership.
     A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party formed a limited liability company to purchase two commercial properties in Hillsborough County, Florida. CCC East Tampa has a 10% interest in the limited liability company and is the managing member with an initial contribution of approximately $765,500, and the unaffiliated member has a 90% interest in the limited liability company having contributed approximately $6,889,500. In December 2006, the limited liability company purchased commercial properties for an aggregate purchase price of $29.8 million, and, in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $5.0 million each. The BFC guarantee represents approximately 21% of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, BFC does not believe that any payment will be required under guarantee. Although CCC East Tampa is the managing member of the limited liability company, it does not have the ability to make major decisions without the consent of the unaffiliated member. At September 30, 2007, the CCC East Tampa investment of approximately $831,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
     In June 2007, a wholly-owned subsidiary of CCC (“CCC East Kennedy”), entered into an agreement with an unaffiliated third party, pursuant to which Cypress Creek Capital/Tampa, Ltd. (“CCC/Tampa”) was formed. CCC East Kennedy has a 50% general partner ownership interest and the unaffiliated third party has a 50% limited partner interest in CCC/Tampa. The purpose of CCC/Tampa was to acquire a 10% investment in a limited liability company that owns and operates an office building located in Tampa, Florida. CCC/Tampa has a 10% interest in the limited liability company with an initial contribution of $1.2 million and the unaffiliated members have a 90% interest having contributed approximately $10.4 million. The limited liability company purchased the office building in June 2007 for an aggregate purchase price of $48.0 million, and, in connection with the purchase, BFC guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. Based on the assets securing the indebtedness, BFC does not believe that any payment will be required under the guarantee. Although CCC East Kennedy is the general partner of CCC/Tampa, which is the managing member of the limited liability company, it does not have control and does not have the ability to make major decisions without the consent of the other partners and members. At September 30, 2007, the CCC East Kennedy investment of approximately $571,000 is included in investments in unconsolidated subsidiaries in the Company’s Unaudited Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
     Other than these guarantees, the remaining instruments indicated in the table are direct commitments of BankAtlantic Bancorp or Levitt.
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $39.5 million at September 30, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $10.3 million at September 30, 2007. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2007 and December 31, 2006 was $170,000 and $44,000, respectively, of unearned guarantee fees. There were no outstanding amounts associated with these guarantees recorded in the financial statements.
Homebuilding & Real Estate Development
     On September 20, 2007, Levitt had a reduction in force resulting in the termination of 174 employees which consisted of 149 employees from Levitt and Sons and 25 employees from Levitt’s Other Operations. Severance charges of $1.2 million were recorded related to this reduction in force during the three and nine months ended September 30, 2007 of which $1.2 million remains as a liability at September 30, 2007. On November 9, 2007, Levitt Corporation indicated that it will pay up to $5.0 million in the aggregate to terminated Levitt and Sons employees to supplement the limited termination benefits granted by Levitt and Sons to those employees. Levitt and

Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of its filing under Chapter 11 of the United States Bankruptcy Court.
     At September 30, 2007, Levitt and Sons had a contract to acquire approximately $14.2 million of properties for development, subject to due diligence and satisfaction of certain requirements and conditions during which time the deposits remain refundable. On October 9, 2007, Levitt and Sons canceled this contract.  As this commitment was subject to due diligence and satisfaction of certain requirements and conditions as noted above, Levitt and Sons received a refund of the deposit subsequent to September 30, 2007, excepting a nominal fee to the seller.  There were no other outstanding purchase and option contracts in place at September 30, 2007.
     At September 30, 2007, Core Communities had outstanding surety bonds and letters of credit of approximately $13.1 million, and Levitt and Sons had outstanding surety bonds and letters of credit of approximately $52.8 million. These surety bonds and letters of credit related to performance and maintenance obligations of the respective entities to various governmental entities to construct improvements in various communities and, in the case of Levitt and Sons, to guarantee certain escrowed customer deposits that were released to Levitt and Sons. Levitt Corporation has guaranteed $22.3 million of the obligations under these surety bonds and letters of credit, which includes $10.3 million relating to Core Communities projects and $12.0 million relating to Levitt and Sons projects. Levitt estimates that approximately $12.9 million of work remains to complete the improvements at Core Communities projects and does not believe that any outstanding surety bonds or letters of credit of Core Communities are likely to be drawn.
     Due to the cessation of most development activity in Levitt and Sons’ projects as of September 30, 2007, Levitt evaluated the likelihood that surety bonds and letters of credit supporting any Levitt and Sons projects would be drawn. It is unclear given the uncertainty involved in bankruptcy proceedings and the cessation of development activities whether and to what extent any of these surety bonds or letters of credit of Levitt and Sons will be drawn; however, in the event that these obligations are drawn, Levitt Corporation would be responsible for up to $12.0 million in accordance with the terms of these instruments, and it is unlikely that Levitt Corporation would receive any repayment, assets or other consideration if it were required to pay any of these amounts. Levitt Corporation’s management did not believe that Levitt Corporation’s exposure, if any, to these surety bonds was estimable at September 30, 2007.
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

     The following table presents BFC, BankAtlantic Bancorp, Levitt Corporation and Bluegreen related party transactions at September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006. Amounts related to BankAtlantic Bancorp and Levitt Corporation were eliminated in the Company’s consolidated financial statements.

				BankAtlantic	Levitt
(in thousands)			BFC	Bancorp	Corporation	Bluegreen
For the three months ended September 30, 2007
Shared service income (expense)	(a	)	$688	(291)	(327)	(70)
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$10	(42)	32	—
For the three months ended September 30, 2006
Shared service income (expense)	(a	)	$452	(91)	(312)	(49)
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$11	(154)	143	—

For the nine months ended September 30, 2007
Shared service income (expense)	(a	)	$2,066	(958)	(821)	(287)
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$31	(132)	101	—
For the nine months ended September 30, 2006
Shared service income (expense)	(a	)	$1,483	(373)	(922)	(188)
Interest income (expense) from cash balance/securities sold under agreements to repurchase			$32	(453)	421	—

At September 30, 2007
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$964	(2,923)	1,959	—
Shared service receivable (payable)			$240	(85)	(85)	(70)
At December 31, 2006
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$996	(5,547)	4,551	—
Shared service receivable (payable)			$312	(142)	(107)	(63)

(a)	Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp and Levitt Corporation to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to these arrangements, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the estimated usage of the respective services. Also, as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

(b)	BFC and Levitt Corporation entered into securities sold under agreements to repurchase (“Repurchase Agreements”) with BankAtlantic and the balance in those accounts in the aggregate was approximately $2.9 million and $5.5 million at September 30, 2007 and December 31, 2006, respectively. Interest in connection with the Repurchase Agreements was approximately $42,000 and $132,000 for the three and nine months ended September 30, 2007, respectively, compared to $154,000 and $453,000 during the same 2006 periods, respectively. These transactions have similar terms as BankAtlantic repurchase agreements with unaffiliated third parties.
     BankAtlantic Bancorp in prior periods issued options to acquire shares of its Class A common stock to employees of Levitt when Levitt was a subsidiary of BankAtlantic Bancorp. Additionally, BankAtlantic Bancorp has elected, in accordance with the terms of its stock option plans, not to cancel the stock options held by their former employees that transferred to its affiliate companies. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the nine months ended September 30, 2007 and 2006, certain of these former employees exercised options to acquire 13,062 and 51,464 shares of BankAtlantic Bancorp Class A common stock, respectively, at a weighted average exercise price of $8.56 and $3.28, respectively.

     Options outstanding to BankAtlantic Bancorp former employees, who are now employees of BFC and Levitt, consisted of the following as of September 30, 2007:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	282,005	$9.84
Options nonvested	154,587	$12.32
     During the year ended December 31, 2006 and in June 2007, BankAtlantic Bancorp issued to BFC employees who performed services for BankAtlantic Bancorp options to acquire 50,300 and 49,750 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $14.69 and $9.38, respectively. These options vest in five years and expire ten years from the grant date. BankAtlantic Bancorp recorded $19,000 and $46,000 of expenses for the three and nine months ended September 30, 2007 and $14,000 for the three and nine months ended September 30, 2006 with respect to these options.
     In March 2007, Mr. Abdo, the Company’s Vice Chairman, paid in full his outstanding loan balance of $425,000 in connection with funds borrowed in July 2002 on a recourse basis.
     Certain of the Company’s affiliates, including its executive officers, have in the past independently made investments with their own funds in both public and private entities in which the Company holds investments.
     Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,294 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to be controlling shareholder with beneficial ownership of approximately 44.5% of Florida Partners Corporation and is also a member of its Board of Directors.
     See note 19 regarding the BFC and I.R.E. Realty Advisory Group, Inc. (“I.R.E. RAG”) proposed merger, subject to receipt of approval by BFC’s shareholders.
16. (Loss) Earnings Per Common Share
     The Company has two classes of common stock outstanding. The two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period I.R.E. RAG owns 4,764,284 of BFC Financial Corporation’s Class A Common Stock and 500,000 shares of BFC Financial Corporation Class B Common Stock. Because the Company owns 45.5% of the outstanding common stock of I.R.E. RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock are eliminated from the number of shares outstanding for purposes of computing earnings per share. Please see note 19 regarding BFC’s proposed merger, subject to receipt of shareholder approval, with I.R.E. RAG in order to simplify BFC’s corporate structure. Whether or not the proposed merger is approved, there will be no impact to the calculation of earnings per share in future periods.

     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Basic (loss) earnings per common share
Numerator:
Loss from continuing operations allocable to common stock	$(25,517)	(689)	(30,427)	(923)
Discontinued operations, net of taxes	83	(641)	1,131	(1,160)

Net loss allocable to common shareholders	$(25,434)	(1,330)	(29,296)	(2,083)

Denominator:
Weighted average number of common shares outstanding	45,335	35,820	39,042	35,574
Eliminate RAG weighted average number of common shares	(2,393)	(2,393)	(2,393)	(2,393)

Basic weighted average number of common shares outstanding	42,942	33,427	36,649	33,181

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.59)	(0.02)	(0.83)	(0.03)
(Loss) earnings per share from discontinued operations	0.00	(0.02)	0.03	(0.03)

Basic loss per common share	$(0.59)	(0.04)	(0.80)	(0.06)

Diluted (loss) earnings per share
Numerator
Loss from continuing operations allocable to common stock	$(25,517)	(689)	(30,427)	(923)
Effect of securities issuable by subsidiaries	—	(32)	—	(98)

Loss from continuing operations allocable to common stock — diluted	$(25,517)	(721)	(30,427)	(1,021)

Discontinued operations, net of taxes	$83	(641)	1,131	(1,160)
Effect of securities issuable by subsidiaries	—	—	—	—

Discontinued operations, net of taxes — diluted	$83	(641)	1,131	(1,160)

Net loss allocable to common shareholders — diluted	$(25,434)	(1,362)	(29,296)	(2,181)

Denominator
Basic weighted average number of common shares outstanding	42,942	33,427	36,649	33,181
Common stock equivalents resulting from stock-based compensation	—	—	—	—

Diluted weighted average shares outstanding	42,942	33,427	36,649	33,181

Diluted (loss) earnings per share
Loss per share from continuing operations	$(0.59)	(0.02)	(0.83)	(0.03)
(Loss) earnings per share from discontinued operations	0.00	(0.02)	0.03	(0.03)

Diluted loss per common share	$(0.59)	(0.04)	(0.80)	(0.06)

     During the three months ended September 30, 2007 and 2006, 1,388,582 and 1,148,898, respectively, and during the nine months ended September 30, 2007 and 2006, 1,342,096 and 1,413,068, respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.

17. Parent Company Financial Information
     BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. The Company’s investments in consolidated subsidiaries are presented as if accounted for using the equity method of accounting in the parent company financial statements.
     BFC’s parent company unaudited condensed statements of financial condition at September 30, 2007 and December 31, 2006, unaudited condensed statements of operations for the three and nine months ended September 30, 2007 and 2006 and unaudited condensed statements of cash flows for the nine months ended September 30, 2007 and 2006 are shown below (in thousands):
Parent Company Condensed Statements of Financial Condition — Unaudited

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$18,897	17,815
Investment securities	1,007	2,262
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	891	908
Investment in BankAtlantic Bancorp, Inc.	111,188	113,586
Investment in Levitt	20,009	57,009
Deposit in Levitt Corporation’s Rights Offering	33,025	—
Investment in and advances to wholly owned subsidiaries	1,631	1,525
Loans receivable	3,134	2,157
Other assets	1,670	2,261

Total assets	$211,452	217,523

Liabilities and Shareholders’ Equity

Advances from and negative basis in wholly owned subsidiaries	$2,427	1,290
Other liabilities	7,202	7,351
Deferred income taxes	15,335	31,297

Total liabilities	24,964	39,938

Total shareholders’ equity	186,488	177,585

Total liabilities and shareholders’ equity	$211,452	217,523

Parent Company Condensed Statements of Operations — Unaudited

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues	$935	526	3,376	1,702
Expenses	2,805	2,063	6,995	6,424

Loss before earnings (loss) from subsidiaries	(1,870)	(1,537)	(3,619)	(4,722)
Equity from (loss) earnings in BankAtlantic Bancorp	(6,986)	1,590	(4,875)	5,583
Equity from (loss) earnings in Levitt	(28,221)	493	(37,722)	258
Equity from loss in other subsidiaries	(636)	(314)	(523)	(489)

(Loss) income before income taxes	(37,713)	232	(46,739)	630
(Benefit) provision for income taxes	(12,383)	734	(16,874)	991

Loss from continuing operations	(25,330)	(502)	(29,865)	(361)
Equity in subsidiaries’ discontinued operations, net of tax	83	(641)	1,131	(1,160)

Net loss	(25,247)	(1,143)	(28,734)	(1,521)
5% Preferred Stock dividends	(187)	(187)	(562)	(562)

Net loss allocable to common stock	$(25,434)	(1,330)	(29,296)	(2,083)

Parent Company Statements of Cash Flows- Unaudited

	For the Nine Months
	Ended September 30,
	2007	2006
Operating Activities:
Net cash used in operating activities	$(3,795)	(2,427)

Investing Activities:
Proceeds from sale of investment in real estate limited partnership	1,000	—
Proceeds from the sale of securities	1,336	—
Investment in real estate limited partnership	—	(972)
Deposit in Levitt Corporation’s Rights Offering	(33,205)	—

Net cash used in investing activities	(30,869)	(972)

Financing Activities:
Proceeds from the issuance of Common Stock, net of issuance costs	36,121	—
Proceeds from issuance of Common Stock upon exercise of stock option	187	—
Payment of the minimum withholding tax upon the exercise of stock options	—	(4,155)
5% Preferred Stock dividends paid	(562)	(562)

Net cash provided by (used in) financing activities	35,746	(4,717)

Increase (decrease) in cash and cash equivalents	1,082	(8,116)
Cash at beginning of period	17,815	26,683

Cash at end of period	$18,897	$18,567

Supplementary disclosure of non-cash investing and financing activities
Net decrease (increase) in shareholders’ equity from the effect of subsidiaries capital transactions, net of income taxes	$183	$(267)
Decrease (increase) in accumulated other comprehensive income, net of taxes	688	106
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	—	4,155
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	121	—
     Cash dividends received from subsidiaries for the nine months ended September 30, 2007 and 2006 were $1.7 million for each period.

18. Public Offering
     In July 2007, the Company sold 11,500,000 shares of its Class A Common Stock at $3.40 per share pursuant to a registered underwritten public offering. Net proceeds from the sale of the 11,500,000 shares by the Company totaled approximately $36.2 million, after underwriting discounts, commissions and offering expenses. The Company primarily used the proceeds of this offering to purchase in Levitt’s Rights Offering approximately 16.6 million shares of Levitt’s Class A common stock for an aggregate purchase price of $33.2 million, and for general corporate purposes, including working capital. Please see note 20 for additional information on BFC’s purchase of Levitt’s Class A common stock issued in the Rights Offering.
19. Other Matters
BFC and Levitt Corporation Merger
          As previously reported, the Company, on January 30, 2007, entered into a definitive merger agreement with Levitt Corporation, pursuant to which Levitt Corporation would have become a wholly-owned subsidiary of the Company. On August 14, 2007, BFC terminated the merger agreement based on its conclusion that the conditions to closing the merger could not be met.
I.R.E. RAG Merger
           In order to simplify its corporate structure, BFC has proposed, subject to receipt of the approval of its shareholders, a merger with I.R.E. RAG, BFC’s approximately 45.5% subsidiary. I.R.E. RAG’s sole assets are 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Upon consummation of the proposed merger, the shareholders of I.R.E. RAG, other than BFC, will receive an aggregate of approximately 2,601,300 shares of BFC Class A Common Stock and 273,000 shares of BFC Class B Common Stock, representing their respective pro rata beneficial ownership interests in I.R.E. RAG’s BFC shares, and the 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock currently held by I.R.E. RAG will be canceled. As a result, the proposed merger will neither increase the number of shares of BFC Class A Common Stock or Class B Common Stock outstanding nor change the outstanding shares for calculating earnings (loss) per share. The shareholders of I.R.E. RAG, other than BFC, are Levan Enterprises, Ltd. and I.R.E. Properties, Inc., each of which is an affiliate of Alan B. Levan, Chief Executive Officer, President and Chairman of the Board of Directors of BFC. The Board of Directors of BFC approved the proposed merger on September 10, 2007.
          The proposed merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is subject to the approval of BFC’s shareholders.
20. Subsequent Events
Subscription of Rights Offering
     Levitt Corporation distributed to each holder of record of Levitt’s Class A common stock and Class B common stock held on August 27, 2007 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”). Each whole subscription right entitled the holder thereof to purchase one share of Levitt’s Class A common stock at a purchase price of $2.00 per share. The Rights Offering commenced on August 29, 2007 and was completed on October 1, 2007. Levitt Corporation received $152.8 million of funds and issued an aggregate of 76,424,066 shares of Levitt’s Class A common stock on October 1, 2007 in connection with the exercise of rights by its shareholders.
          BFC purchased an aggregate of 16,602,712 of Levitt’s Class A common stock in the Rights Offering for an aggregate purchase price of $33.2 million. At September 30, 2007, the $33.2 million aggregate purchase price is included in the Company’s Unaudited Consolidated Statements of Financial Condition in Deposit in Levitt Corporation’s Rights Offering.

          By letter dated September 27, 2007 (“Letter Agreement”), BFC agreed, subject to certain limited exceptions not to vote the 6,145,582 shares of Levitt’s Class A common stock that BFC acquired in the Rights Offering upon exercise of its subscription rights associated with BFC’s holdings of Levitt’s Class B common stock. The Letter Agreement provides that any future sale of shares of Levitt’s Class A common stock by BFC will reduce, on a share for share basis, the number of shares of Levitt’s Class A common stock that BFC has agreed not to vote. The 6,145,582 shares of Levitt’s Class A common stock represented approximately 3.4% of the vote in Levitt’s Class A common stock. BFC’s acquisition of the 16,602,712 shares of Levitt’s Class A common stock upon its exercise of its subscription rights increased BFC’s ownership interest in Levitt by approximately 4.1% to 20.7% from 16.6% and increased BFC’s voting interest by approximately 1.1% to 54.0% from 52.9%.
          The acquisition of additional shares of Levitt will be accounted for as a step acquisition under the purchase method of accounting. A step acquisition is the acquisition of two or more blocks of an entity’s shares at different dates. In a step acquisition, the acquiring entity identifies the cost of the investment, the fair value of the portion of the underlying net assets acquired, and the goodwill if any for each step acquisition. Accordingly, the net assets of Levitt will be recognized at estimated fair value to the extent of BFC’s increase in its ownership percentage at the acquisition date. BFC’s carrying amount of its investment in Levitt was approximately $3.2 million lower than the ownership percentage in the underlying equity in the net assets of Levitt at September 30, 2007, and the excess of the fair value over the purchase price (negative goodwill) will be allocated as a pro rata reduction of the amounts that would otherwise have been assigned ratably to all of the non-current and non-financial acquired assets, except assets to be disposed of by sale and deferred tax assets.
Bankruptcy of Levitt and Sons
          On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.
          The Office of United States Trustee, a division of the Department of Justice, will appoint an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. If the Debtors file a plan of reorganization or liquidation, the rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities are given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.
          Reorganization Plan. In order to exit the Chapter 11 Bankruptcy Cases successfully, the Debtors would need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation (the “Reorganization Plan”) that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to solicit a plan. At this time, it is not possible to predict the precise effect of the reorganization process on Levitt and Sons’ business and creditors or when and if Levitt and Sons may emerge from bankruptcy nor is it possible to predict the effect of the Bankruptcy Cases and the reorganization process on Levitt Corporation and its results of operations, cash flows or financial condition, including those of its subsidiaries not included in the bankruptcy filing. No Reorganization Plan has been submitted to the Bankruptcy Court. A liquidating plan of reorganization is expected to be filed shortly after the filing.
          Chapter 7; Dismissal of the Bankruptcy Cases. If the Debtors fail to file a Reorganization Plan or if the Bankruptcy Court does not confirm a Reorganization Plan filed by the Debtors, one or more of the Debtors’ Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code. Under Chapter 7, a trustee is appointed to collect the Debtors’ assets, reduce them to cash and distribute the proceeds to the Debtors’ creditors in accordance with the statutory scheme of the Bankruptcy Code. Alternatively, in the event the Debtors’

Reorganization Plan is not confirmed by the Bankruptcy Court, in lieu of conversion to Chapter 7, the Bankruptcy Court could dismiss one or more of the Debtors’ Bankruptcy Cases. It is likely that, in connection with a final Reorganization Plan, the liabilities of the Debtors will be found to exceed the fair value of their assets. This would result in claims being paid at less than 100% of their face value and the extinguishment of the equity interests of the pre-bankruptcy equity owners. At this time, it is not possible to predict the outcome of the bankruptcy proceedings.
          Accounting Impact. Based on Levitt and Sons’ filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation anticipates that it will de-consolidate Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results of operations, and will prospectively account for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment.  Under cost method accounting, income would only be recognized to the extent of cash received in the future.  At September 30, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $88.2 million and outstanding advances due from Levitt and Sons of $84.3 million resulting in a net negative investment of $3.9 million.  After November 9, 2007, Levitt Corporation will continue to evaluate its cost method investment in Levitt and Sons to determine the appropriate treatment based upon the realizability of the investment balance.
Levitt and Sons Reduction in Force
          Subsequent to September 30, 2007, Levitt and Sons had reductions in workforce involving the termination of an additional 179 employees resulting in $1.5 million of severance charges which will be recorded in the fourth quarter. As a consequence of the filing of the Bankruptcy Cases on November 9, 2007, there are likely to be further reductions in force. On November 9, 2007, Levitt Corporation indicated that it will pay up to $5 million in the aggregate to terminated Levitt and Sons employees to supplement the limited termination benefits granted by Levitt and Sons to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of its filing under Chapter 11 of the United States Bankruptcy Court.
Levitt Corporation — Acquisition of Carolina Oaks Home, LLC
     On October 23, 2007, Levitt Corporation acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak Homes, LLC, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC) for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is secured by a 150 acre parcel of land owned by Carolina Oak Homes, LLC located in Tradition, South Carolina, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak Homes, LLC and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. See note 11 for details of the loan outstanding and the assumption of this debt by Levitt Corporation. The principal asset in Carolina Oak Homes, LLC is a 150 acre parcel of land currently under development and located in Tradition, South Carolina.
BankAtlantic Restructure of its Investment Portfolio
          In October 2007, BankAtlantic’s Investment Committee approved a plan to restructure its investment portfolio with a view towards improving the net interest margin and shortening the duration of the portfolio. The tax-exempt municipal securities in BankAtlantic’s portfolio have long durations, and the tax-free returns on these securities are not currently beneficial to BankAtlantic in light of the current losses incurred during the nine months ended September 30, 2007. As a consequence, BankAtlantic Bancorp’s management decided to sell its portfolio of municipal securities including municipal securities designated as held-to-maturity. BankAtlantic’s debt securities classified as held-to-maturity consisted entirely of municipal securities with a net carrying amount and unrealized gain of $203.0 million and $57,000, respectively, as of September 30, 2007. The unrealized gain is net of $0.8 million of unrealized losses associated with $69.5 million of municipal securities. These securities are anticipated to be sold during the fourth quarter of 2007. As a result of the anticipated sales, BankAtlantic Bancorp expects to have no securities designated as held-to-maturity as of December 31, 2007. BankAtlantic Bancorp’s management does not plan to designate securities as held-to-maturity for the foreseeable future and believes that maintaining its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.
          Management of BankAtlantic Bancorp reviews BankAtlantic’s investment portfolio for other-than-temporary declines in value quarterly. As a consequence of BankAtlantic Bancorp’s Investment Committee’s decision to restructure the securities portfolio, certain investment securities where the fair value is less than the book value are anticipated to be sold during the fourth quarter of 2007. Since BankAtlantic intended to hold these securities until maturity, these securities were not considered other-than-temporarily impaired as of September 30, 2007.
21. New Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value under GAAP, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Statement will change key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to implement this Statement on January 1, 2008. Management is currently evaluating the impact this Statement may have on its financial statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible assets and liabilities at fair value on a contract by contract basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects to implement the Statement as of January 1, 2008. Management does not believe that the adoption of SFAS No. 159 will have a significant impact on the Company’s consolidated financial statements.
          In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning January 1, 2008). The effect of this EITF is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Overview
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (and its subsidiaries) for the nine months ended September 30, 2007 and 2006.
          BFC Financial Corporation (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC’s diverse ownership interests span a variety of business sectors, including consumer and commercial banking; homebuilding; development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and casual family dining business, and real estate investment banking and investment services. BFC’s current major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly owned subsidiaries (“BankAtlantic Bancorp”) (NYSE: BBX), and Levitt Corporation and its wholly owned subsidiaries (“Levitt”) (NYSE: LEV); minority interests in Benihana, Inc. (Nasdaq: BNHN); which operates Asian-themed restaurant chains in the United States, and through BankAtlantic Bancorp, Stifel Financial Corp (NYSE: SF), the holding company of Stifel, Nicolaus & Company, Inc. and Ryan Beck & Co., Inc. and Cypress Creek Capital, Inc. (“CCC”), a wholly-owned subsidiary of BFC. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          BankAtlantic Bancorp is a Florida-based diversified financial services holding company that offers a wide range of banking products and services through BankAtlantic, its wholly-owned subsidiary. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches or “stores” located in Florida. BankAtlantic Bancorp also owns a 16% ownership interest in Stifel Financial Corp. On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. of Ryan Beck Holdings, Inc. (“Ryan Beck”), an entity engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statements of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statements of Financial Condition as of December 31, 2006, and in the Consolidated Statements of Shareholders’ Equity, the Consolidated Statement of Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for all periods presented.
          Levitt Corporation (“Levitt Corporation”), through its subsidiary Core Communities, LLC (“Core Communities” or “Core”), primarily develops master-planned communities in Florida and South Carolina. Levitt Corporation’s wholly-owned subsidiary, Levitt and Sons, LLC (“Levitt and Sons”), develops single-family and townhome communities in Florida, Georgia, South Carolina and Tennessee. Levitt Corporation also owns approximately 31% ownership interest in Bluegreen Corporation (“Bluegreen”) (NYSE: BXG), a company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites generally located around golf courses and other amenities. On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Cases”), as more fully described below in Homebuilding & Real Estate Development’s Executive Overview and Part II Item 1. Legal Proceedings. Levitt Corporation and Core are continuing their operations and are not part of the Bankruptcy cases.

          The financial results for two of Core Communities’ commercial leasing projects are presented as Discontinued Operations in the Unaudited Consolidated Statements of Operations for all periods presented as more fully described in note 3 to our accompanying unaudited financial statements. The assets have been reclassified to discontinued operations assets held for sale and the related liabilities associated with these assets were also reclassified to discontinued operations liabilities related to assets held for sale in the unaudited consolidated statements of financial condition.
          As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, accounting principles generally accepted in the United States of America (GAAP) require BFC to consolidate the financial results of these companies. As a consequence, the financial information of both entities is presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the percentage of its economic ownership in those entities. At September 30, 2007, BFC’s economic ownership in BankAtlantic Bancorp and Levitt was 23.6% and 16.6%, respectively, which resulted in BFC recognizing 23.6% and 16.6% of BankAtlantic Bancorp’s and Levitt’s net income or loss, respectively. The portion of income or loss in those subsidiaries not attributable to BFC’s economic ownership interests is classified in the financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income in the financial statements.
          BFC’s ownership in BankAtlantic Bancorp and Levitt as of September 30, 2007 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	16.28%	8.63%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	23.56%	55.63%

Levitt (a)
Class A Common Stock	2,074,243	11.14%	5.91%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	3,293,274	16.60%	52.91%

(a)	BFC’s percent of ownership and percent of vote in Levitt presented above does not include BFC’s purchase in Levitt’s Rights Offering of approximately 16.6 million shares of Levitt’s Class A common stock on October 1, 2007, which increased BFC’s economic ownership interest in Levitt to 20.7% and percent of vote to 54.0% (see note 20).
          As of September 30, 2007, we had total consolidated assets of approximately $7.4 billion, including the assets of our subsidiaries, noncontrolling interest of $461.0 million and shareholders’ equity of approximately $186.5 million.

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
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, homebuilding, resort development and vacation ownership, restaurant and real estate investment banking and services industries, while other factors apply directly to us. These include, but are not limited to, the following risks and uncertainties associated with BFC:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made;

•	that the performance of entities in which the Company holds interests may not be as anticipated;

•	adverse conditions in the stock market subject the Company’s investments to equity pricing risks and impact the value of its investments;

•	that available cash may not be sufficient to make desired investments or pursue growth; and

•	that BFC shareholders’ interests may be diluted in transactions utilizing BFC stock for consideration for additional investments and acquisitions, and investment interests in its subsidiaries may be diluted by transactions entered into by the subsidiaries.

The risks and uncertainties that may specifically affect BankAtlantic Bancorp are:

•	impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic’s loans, a sustained downturn in the real estate market and other changes in the real estate markets in our trade area and where BankAtlantic’s collateral is located; the quality of BankAtlantic’s residential land acquisition and development loans (including “builder land bank loans,” “land acquisition and development loans,” and “land acquisition, development and construction loans”) and conditions specifically in that market sector;

•	the risks of additional charge offs, impairments and required increases in BankAtlantic’s allowance for loan losses;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities;

•	the value of BankAtlantic Bancorp’s assets and on the ability of its borrowers to service their debt obligations;

•	BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of deposits or producing results which do not justify their costs;

•	the success of BankAtlantic Bancorp’s expense discipline initiatives and the ability to achieve additional cost savings;

•	the success of BankAtlantic’s new store expansion program and achieving growth and profitability at the stores in the time frames anticipated, if at all; and the impact of the adoption of new accounting standards and the periodic testing of goodwill and other intangible assets for impairment; and

•	past performance, actual or estimated new account openings and growth rates of deposit accounts and fee income generated as a result of these deposit accounts may not be indicative of future results.
          Additionally, BankAtlantic Bancorp acquired a significant investment in Stifel equity securities in connection with the Ryan Beck Holdings, Inc. sale subjecting us to the risk of the value of Stifel shares and warrants received varying over time, and the risk that no gain will be realized. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that we will be entitled to receive any earn-out payments.
The risks and uncertainties that may specifically affect Levitt are:

•	the impact of economic, competitive and other factors affecting Levitt and its operations;

•	the market for real estate in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins and the fair value of Levitt’s real estate inventory;

•	the impact of market conditions for commercial property and whether the factors negatively impacting the homebuilding industry and residential real estate will impact the market for commercial property;

•	effects of increases in interest rates and availability of credit to buyers of Levitt’s real estate inventory;

•	the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales;

•	the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	the risk and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ reorganization and/or liquidation process on Levitt Corporation and its results of operation and financial condition;

•	Levitt and Sons’ ability to develop, prosecute, confirm and consummate a plan of reorganization or liquidation, and Levitt and Sons’ ability, through the Chapter 11 process, to reach agreement with its lenders or other third parties to complete unfinished projects, home and amenities, to consummate delayed closings or to otherwise maximize recovery for Levitt and Sons’ customers and creditors; and

•	Levitt’s success at managing the risks involved in the foregoing.
          In addition to the risks and factors identified above and elsewhere in this document, reference is also made to other risks and factors detailed in its other reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, BFC’s management and management of BFC’s consolidated subsidiaries are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions and estimates that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The ten accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; including the recognition and measurement of loan impairment, (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) the valuation of real estate held for development and sale; (vii) the valuation of equity method investments; (vii) accounting for uncertain tax positions; (ix) accounting for contingencies; and (x) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies (except for the accounting for uncertain tax positions which is described below) see “Critical Accounting Policies” appearing in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.
Accounting for Uncertain Tax Positions
     The Company accounts for uncertain tax positions in accordance with FIN 48. An uncertain tax position is defined by FIN 48 as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The application of income tax law is inherently complex. The Company is required to determine if an income tax position meets the criteria of more-likely-than-not to be realized based on the merits of the position under tax laws, in order to recognize an income tax benefit. This requires the Company to make many assumptions and judgments regarding merits of income tax positions and the application of income tax law. Additionally, if a tax position meets the recognition criteria of more-likely-than-not, then the Company is required to make judgments and assumptions to measure the amount of the tax benefits to recognize based on the probability of the amount of tax benefits that would be realized if the tax position was challenged by the taxing authorities. Interpretations and guidance surrounding income tax laws and regulations change over time. As a consequence, changes in assumptions and judgments can materially affect amounts recognized in the Consolidated Statements of Financial Condition and the Consolidated Statements of Operations.

Summary of Consolidated Results of Operations by Segment
The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(as adjusted)		(as adjusted)
BFC Activities	$9,872	(2,589)	12,719	(6,209)
Financial Services	(29,610)	7,366	(20,086)	25,831
Homebuilding & Real Estate Development	(169,980)	2,980	(227,196)	1,551

	(189,718)	7,757	(234,563)	21,173
Noncontrolling interest	(164,388)	8,259	(204,698)	21,534

Loss from continuing operations	(25,330)	(502)	(29,865)	(361)
Discontinued operations, less income tax	83	(641)	1,131	(1,160)

Net loss	(25,247)	(1,143)	(28,734)	(1,521)
5% Preferred Stock dividends	(187)	(187)	(562)	(562)

Net loss allocable to common shareholders	$(25,434)	(1,330)	(29,296)	(2,083)

          Net loss for the three months ended September 30, 2007 was $25.2 million compared with net loss of $1.1 million for the same period in 2006. Net loss for the nine months ended September 30, 2007 was $28.7 million compared with a net loss of $1.5 million for the same period in 2006. Net loss for the three months ended September 30, 2007 and 2006 includes $83,000 of income and $641,000 of loss, respectively, from discontinued operations, net of income taxes and noncontrolling interest, associated with Ryan Beck and two of Core Communities’ commercial leasing projects. Net loss for the nine months ended September 30, 2007 and 2006 includes $1.1 million of income and $1.2 million of loss, respectively, from discontinued operations, net of income taxes and noncontrolling interest, associated with Ryan Beck and two of Core Communities’ commercial leasing projects, as described in note 3 to our unaudited consolidated financial statements included in this Form 10-Q.
          The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Convertible Preferred Stock.
          The results of operations from continuing operations of our business segments and related matters are discussed below.

BFC Activities
          Since BFC’s principal activities consist of managing existing investments and seeking and evaluating potential new investments, BFC itself has no significant direct revenue or cash-generating operations. We depend on dividends from our subsidiaries for a significant portion of our cash flow. Regulatory restrictions and the terms of indebtedness limit the ability of our subsidiaries to pay dividends. Dividends by each of BankAtlantic Bancorp and Levitt also are subject to a number of conditions, including cash flow and profitability, declaration by each company’s Board of Directors, compliance with the terms of each company’s outstanding indebtedness, and in the case of BankAtlantic Bancorp, regulatory restrictions applicable to BankAtlantic. BankAtlantic Bancorp’s and Levitt’s Boards of Directors are comprised of individuals, a majority of whom are independent. Levitt’s Board of Directors has not declared dividends since the first quarter of 2007 and BFC does not anticipate that it will be receiving additional dividends from Levitt for the foreseeable future due to the challenges Levitt is facing in connection with Levitt and Sons’ bankruptcy and the current real estate and homebuilding market.
          The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt Corporation and its subsidiaries. This segment includes dividends from our investment in Benihana convertible preferred stock and other securities and investments, advisory fee income and operating expenses from CCC, interest income from loans receivable and income and expenses associated with the shared service arrangement with BankAtlantic Bancorp and Levitt Corporation to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Additionally BFC provides certain risk management and administrative services to Bluegreen. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes (benefit) including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described earlier.
          The Company’s earnings or losses in BankAtlantic Bancorp are included in our Financial Services segment, and Levitt’s earnings and losses are included in the Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt’s Other Operations segments.
          At September 30, 2007, BFC had 12 employees dedicated to BFC operations, 11 employees in CCC, and 25 employees providing shared services to BFC and the affiliate companies. At September 30, 2006, there were 12 employees dedicated to BFC operations, 10 employees in CCC and 21 employees providing shared services.
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months		Change	For the Nine Months		Change
	Ended September 30,		2007 vs.	Ended September 30,		2007 vs.
(In thousands)	2007	2006	2006	2007	2006	2006
Revenues
Interest and dividend income	$864	634	230	1,868	1,750	118
Other income	809	709	100	5,326	2,740	2,586

	1,673	1,343	330	7,194	4,490	2,704

Cost and Expenses
Interest expense	5	1	4	33	17	16
Employee compensation and benefits	2,633	2,339	294	8,127	7,075	1,052
Other expenses	1,519	858	661	3,162	2,616	546

	4,157	3,198	959	11,322	9,708	1,614

Equity in earnings from unconsolidated affiliates	(27)	—	(27)	(27)	—	(27)
Loss before income taxes	(2,511)	(1,855)	(656)	(4,155)	(5,218)	1,063
(Benefit) provision for income taxes	(12,383)	734	(13,117)	(16,874)	991	(17,865)
Noncontrolling interest	(5)	(4)	(1)	(13)	(8)	(5)

Income (loss) from continuing operations	$9,877	(2,585)	12,462	12,732	(6,201)	18,933

          The increase in interest and dividend income for the three months ended September 30, 2007 was principally related to earnings on higher average cash balances in comparison with the same period in 2006.
          The increase in other income during the three months ended September 30, 2007 as compared to the same period in 2006 was primarily related to shared service reimbursements of approximately $688,000 in 2007 as compared to $452,000 in 2006. The increase in other income during the nine months ended September 30, 2007 as compared to the same period in 2006 was due to a $1.3 million gain on the sale of securities in 2007 and none in 2006 and advisory fees earned by CCC of approximately $1.6 million in 2007 as compared to $678,000 in 2006. There were $2.1 million in shared services reimbursements included in other income for nine months ended September 30, 2007 compared with $1.5 million included in other income for the same period in the prior year.
          Employee compensation and benefits for employees dedicated to BFC operations, shared services and CCC totaled $1.4 million, $0.8 million and $0.4 million, respectively, for the quarter ended September 30, 2007 compared with $1.4 million, $0.6 million and $0.4 million, respectively, for in the same quarter in the prior year. The increase in employee compensation and benefits of 11% during the three months ended September 30, 2007 as compared to the same period in 2006 was primarily due to increases in compensation for shared services personnel and an increase in share based compensation related to stock options of approximately $39,000 recorded in BFC operations. Employee compensation and benefits for employees dedicated to BFC operations, shared services and CCC totaled $4.1 million, $2.4 million and $1.6 million, respectively, for the nine months ended September 30, 2007 compared with $4.2 million, $1.8 million and $1.1 million, respectively, for the same period in the prior year. The increase in employee compensation and benefits of 13% during the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily due to increases in compensation for shared services and CCC personnel and an increase in share based compensation related to stock options of approximately $259,000 recorded in BFC operations.
          Other expenses include audit fees, legal fees, directors’ fees and insurance, and the increase in expenses for the three months ended September 30, 2007 compared with the same period in 2006 relates to the write-off of costs of approximately $619,000 associated with BFC and Levitt Corporation merger agreement, which was terminated on August 15, 2007.
          The BFC Activities segment includes our provision (benefit) for income taxes including the tax provision (benefit) relating to our (loss) earnings from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements. The increases in BFC’s income tax benefit for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 were primarily due to the tax benefit from our equity loss from Levitt.
Unaudited Pro Forma Financial Information
          As described in note 20 to our unaudited consolidated financial statements included in this Form 10-Q, in September 2007, BFC paid approximately $33.2 million to purchase 16,602,712 shares of Levitt Class A common stock at $2.00 per share in Levitt’s Rights Offering, which was completed on October 1, 2007. BFC’s acquisition of the additional shares of Levitt in the Rights Offering increased BFC’s ownership interest in Levitt Corporation by approximately 4.1% to 20.7% from 16.6% and increased BFC’s voting interest by approximately 1.1% to 54.0% from 52.9%.
          The acquisition of additional shares of Levitt will be accounted for as a step acquisition under the purchase method of accounting. A step acquisition is the acquisition of two or more blocks of an entity’s shares at different dates. In a step acquisition, the acquiring entity identifies the cost of the investment, the fair value of the portion of the underlying net assets acquired, and the goodwill if any for each step acquisition. Accordingly, the net assets of Levitt will be recognized at estimated fair value to the extent of BFC’s increase in its ownership percentage at the acquisition date. BFC’s carrying amount of its investment in Levitt was approximately $3.2 million lower than the ownership percentage in the underlying equity in the net assets of Levitt at September 30, 2007, and the excess of the fair value over the purchase price (negative goodwill) will be allocated as a pro rata reduction of the amounts that would otherwise have been assigned ratably to all of the non-current and non-financial acquired assets, except assets to be disposed of by sale and deferred tax assets.
          The unaudited pro forma condensed combined financial information has been prepared using the purchase method of accounting, with BFC treated as the acquiror and as if the acquisition had been consummated on September 30, 2007, for purposes of preparing the unaudited pro forma consolidated balance sheet as of September 30, 2007, and on January 1, 2007 and 2006, for purposes of preparing the unaudited pro forma consolidated statements of operations for nine months ended September 30, 2007 and for the year ended December 31, 2006, respectively. The following unaudited pro forma condensed combined financial information presents the pro forma financial position and results of BFC as if the acquisition of 16,602,712 shares of Levitt’s Class A common stock in the Rights Offering was consummated as of the assumed dates indicated above, reflecting the Company’s incremental economic ownership interest, based upon the historical consolidated financial statements of BFC, after giving effect to the acquisition and adjustments described in the accompanying footnotes, and are intended to reflect the impact of the step acquisition under the purchase method of accounting. The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2006 is based upon and has been developed from the historical audited consolidated statement of operations of BFC contained in Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006.
          The following unaudited pro forma condensed combined financial information is provided for illustrative purposes only and does not purport to represent what the actual consolidated results of operations or the actual consolidated financial position of BFC would have been had the acquisition occurred on the dates assumed, nor are they necessarily indicative of the future consolidated results of operations or consolidated financial position of BFC following the acquisition. The unaudited pro forma condensed combined financial statements should be read in conjunction with the separate historical consolidated financial statements and accompanying notes of the Company.
          The allocation of the purchase price in the unaudited pro forma condensed combined financial information is preliminary, and it may vary from the final allocation. Preliminary allocations are based upon management’s current best estimate of the fair value of Levitt’s net assets; however management still must complete an analysis to determine such fair values. Management expects to finalize its analysis prior to filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2007.

UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
(In thousands, except share data)

	September 30,	Pro forma
	2007	Adjustments (a)			Pro forma
ASSETS
Cash and cash equivalents	$191,856	119,643	(b	)	311,499
Securities available for sale and financial instruments (at fair value)	729,935	—			729,935
Securities held to maturity, at cost (approximates fair value $215,035	214,517				214,517
Investment securities at cost	51,998				51,998
Tax certificates net of allowance of $3,894	204,746	—			204,746
Federal Home Loan Bank stock, at cost which approximates fair value	74,903	—			74,903
Loans receivable, net of allowance for loan losses of $92,712	4,582,853	—			4,582,853
Residential loans held for sale	5,751	—			5,751
Real estate held for development and sale	602,208	4,066	(c	)	606,274
Real estate owned	17,159	—			17,159
Investments in unconsolidated affiliates	131,874	(4,196)	(d	)	127,678
Properties and equipment, net	287,104	(1,184)	(e	)	285,920
Goodwill and other intangibles	76,236	—			76,236
Other assets	135,973	(529)	(f	)	135,444
Deposit on Levitt Corporation’s Rights Offering	33,205	—			33,205
Deferred income tax asset	19,840	(1,866)	(g	)	17,974
Discontinued operations assets held for sale	85,727	61	(h	)	85,788

Total assets	$7,445,885	115,995			7,561,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing deposits	$895,263	$—			895,263
Interest bearing deposits	3,072,714	—			3,072,714

Total deposits	3,967,977	—			3,967,977
Customer deposits on real estate held for sale	19,469	—			19,469
Advances from FHLB	1,417,047	—			1,417,047
Short term borrowings	236,915	—			236,915
Subordinated debentures, notes and bonds payable and junior subordinated
Debentures	932,503	(24)	(i	)	932,479
Other liabilities	158,279	(380)	(j	)	157,899
Discontinued operations liabilities related to assets held for sale	66,217	—			66,217

Total liabilities	6,798,407	(404)			6,798,003

Noncontrolling interest	460,989	116,399	(b	)	577,388

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares	—	—			—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 40,395,280	382				382
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 7,103,753	69	—			69
Additional paid-in capital	131,185	—			131,185
Retained earnings	52,714				52,714

Total shareholders’ equity before accumulated other comprehensive income	184,350	—			184,350
Accumulated other comprehensive income	2,139				2,139

Total shareholders’ equity	186,489	—			186,489

Total liabilities and shareholders’ equity	$7,445,885	115,995			7,561,880

(a)	BFC acquired an additional 4.1% economic interest in Levitt which is being accounted for as a step acquisition under the purchase method of accounting. The estimated fair value of the net assets acquired exceeded the purchase price and resulted in negative goodwill. Pro forma adjustments represent the difference in the estimated fair value of BFC’s portion of Levitt’s net assets acquired, after allocation of negative goodwill, as compared to the corresponding book value.

(b)	Levitt Corporation received $119.6 million of net proceeds from participating shareholders in connection with the rights offering, excluding approximately $33.2 million in proceeds received from BFC and offering expenses. The net proceeds are reflected as the increase to noncontrolling interest, offset by a reduction of approximately $3.2 million associated with BFC’s increase in ownership interest as discussed in footnote (a) above.

(c)	Represents an increase of approximately $4.1 million to its estimated fair value for real estate in the land division.

(d)	Represents a decrease of $4.2 million associated with the pro-rata allocation of $2.5 million in negative goodwill and a decrease of approximately $1.7 million based upon the estimated total market value of the investment in Bluegreen common stock at September 30, 2007. The estimated total market value of the investment in Bluegreen was determined by multiplying the closing price of Bluegreen common stock on September 28, 2007 by the number of shares owned.

(e)	Represents a decrease of $1.2 million associated with the pro-rata allocation of negative goodwill of $1.3 million and an increase of approximately $136,000 to its estimated fair value.

(f)	Represents a decrease of $529,000 associated with the pro-rata allocation of negative goodwill of $288,000 and write-off of deferred debt financing costs of approximately $241,000.

(g)	Represents the deferred tax consequences of basis differences created by purchase accounting. Basis differences arise between the historical tax basis of Levitt’s net assets as compared to the book value of such assets recorded in purchase accounting. The deferred tax asset was computed using an income tax rate of 38.575%.

(h)	Represents an increase of estimated fair value of approximately $61,000 associated with commercial properties held for sale.

(i)	Represents the estimated fair value of debt obligations based upon current borrowing rates for similar types of borrowing arrangements.

(j)	Represents the elimination of the portion of deferred revenue that does not represent a legal obligation to perform services or provide goods.

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
(In thousands, except for per share data)

	For the Nine Months Ended				For the Year Ended
	September 30, 2007				December 31, 2006
		Pro forma				Pro forma
		Adjustments		Pro forma		Adjustments		Pro forma
Revenues
BFC Activities
Interest and dividend income	$1,838	—		1,838	2,249	—		2,249
Other income, net	3,375	—		3,375	1,433	—		1,433

	5,213	—		5,213	3,682	—		3,682

Financial Services
Interest and dividend income	282,211	—		282,211	367,177	—		367,177
Service charges on deposits	76,297	—		76,297	90,472	—		90,472
Other service charges and fees	21,779	—		21,779	27,542	—		27,542
Other income	18,493	—		18,493	22,555	—		22,555

	398,780	—		398,780	507,746	—		507,746

Homebuilding & Real Estate Development
Sales of real estate	389,486	—		389,486	566,086	—		566,086
Interest and dividend income	2,014	—		2,014	2,474	—		2,474
Other income	11,713	—		11,713	14,592	—		14,592

	403,213	—		403,213	583,152	—		583,152

Total revenues	807,206	—		807,206	1,094,580	—		1,094,580

Costs and Expenses
BFC Activities
Interest expense	33	—		33	30	—		30
Employee compensation and benefits	8,127	—		8,127	9,407	—		9,407
Other expenses	2,972	—		2,972	2,933	—		2,933

	11,132	—		11,132	12,370	—		12,370

Financial Services
Interest expense, net of interest capitalized	145,121	—		145,121	166,578	—		166,578
Provision for loan losses	61,327	—		61,327	8,574	—		8,574
Employee compensation and benefits	113,256	—		113,256	150,804	—		150,804
Occupancy and equipment	48,825	—		48,825	57,308	—		57,308
Advertising and promotion	14,343	—		14,343	35,067	—		35,067
Other expenses	56,859	—		56,859	55,980	—		55,980

	439,731	—		439,731	474,311	—		474,311

Homebuilding & Real Estate Development
Cost of sales of real estate	559,842	—		559,842	482,961	—		482,961
Selling, general and administrative expenses	96,066	—		96,066	120,017	—		120,017
Other expenses	2,007	—		2,007	3,677	—		3,677

	657,915	—		657,915	606,655	—		606,655

Total costs and expenses	1,108,778	—		1,108,778	1,093,336	—		1,093,336

Equity earnings from unconsolidated affiliates	9,632			9,632	10,935			10,935

(Loss) income before income taxes and noncontrolling interest	(291,940)	—		(291,940)	12,179	—		12,179
Benefit for income taxes	(57,377)	(3,570	) (a)	(60,947)	(528)	(144	) (a)	(672)
Noncontrolling interest	(204,698)	9,250	(b)	(195,448)	13,404	608	(b)	14,012

Loss from continuing operations	$(29,865)	(5,680)		(35,545)	(697)	(464)		(1,161)

Basic loss per common share from continuing operations	$(0.80)			$(0.99)	$(0.04)			$(0.06)

Diluted loss per common share from continuing operations	$(0.80)			$(0.99)	$(0.05)			$(0.06)

Diluted weighted average number of common shares outstanding	36,649			36,649	33,249			33,249

(a)	Represents the income tax benefit associated with BFC’s increase in its equity loss in Levitt. The income tax was computed using an income tax rate of 38.575%.

(b)	Represents the elimination of noncontrolling interest of approximately 4.1% for the nine months ended September 30, 2007 and year ended December 31, 2006.

Liquidity and Capital Resources of BFC
          The following provides cash flow information for the BFC Activities segment (in thousands).

	For the Nine Months
	Ended September 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$(4,198)	(3,934)
Investing activities	(29,842)	743
Financing activities	35,730	(4,731)

Increase (decrease) in cash and cash equivalents	1,690	(7,922)
Cash and cash equivalents at beginning of period	18,176	26,806

Cash and cash equivalents at end of period	$19,866	18,884

          The primary sources of funds to the BFC Activities segment for the nine months ended September 30, 2007 and 2006 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Proceeds from the sale of 11,500,000 shares of the Company’s Class A Common Stock in a public offering;

•	Dividends from BankAtlantic Bancorp;

•	Dividends from Benihana;

•	Revenues from CCC advisory fees;

•	Revenues from shared services activities;

•	Sales of real estate investments;

•	Sale of investment securities;

•	Proceeds from the exercise of stock options; and

•	Principal and interest payments on loans receivable.
Funds were primarily utilized by BFC to fund:
•	Purchase an aggregate of 16,602,712 shares of Levitt’s Class A common stock in the Rights Offering (such shares were subsequently issued to BFC on October 1, 2007);

•	Fund minimum withholding tax liability of approximately $4.2 million upon exercise of options in 2006. The Company retired shares of the Company’s common stock delivered by the option holders as consideration for the option holders’ minimum tax withholding;

•	Fund the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock;

•	Fund investments in real estate, and

•	Fund BFC’ operating and general and administrative expenses, including shared services costs reimbursed by affiliated companies.
          BFC has a $14.0 million revolving line of credit that can be utilized for working capital as needed. The interest rate on this facility is based on LIBOR plus 280 basis points. In September 2007, the loan was extended to a maturity date of December 15, 2007. The loan is secured by a pledge of 1,716,771 shares of BankAtlantic Bancorp Class A Common Stock. At September 30, 2007, no amounts were drawn under this revolving line of credit.
          In July 2007, the Company sold 11,500,000 shares of its Class A Common Stock at $3.40 per share pursuant to a registered underwritten public offering. Net proceeds from the sale of the 11,500,000 shares totaled approximately $36.2 million, after underwriting discounts, commissions and offering expenses. The Company used the proceeds of this offering to purchase 16,602,712 shares of Levitt’s Class A common stock in the Rights Offering and for general corporate purposes, including working capital.
          In September 2007, BFC purchased 16,602,712 shares of Levitt Class A common stock in the Rights Offering for approximately $33.2 million. Levitt Corporation distributed to each holder of Levitt’s Class A common stock and Class B common stock on the record date 5.0414 subscription rights for each share of such stock owned on that date. The Rights Offering commenced on August 29, 2007 and expired on October 1, 2007. At September 30, 2007, the $33.2 million is included in the Company’s Unaudited Consolidated Statements of Financial Condition in Deposit on Levitt Corporation’s Rights Offering.
          On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. The Company plans to fund the share repurchase program primarily through existing cash balances. No shares were repurchased through the nine months ended September 30, 2007.
          As previously reported, the Company, on January 30, 2007, entered into a definitive merger agreement with Levitt Corporation, pursuant to which Levitt Corporation would have become a wholly-owned subsidiary of the Company. On August 14, 2007, BFC terminated the merger agreement based on its conclusion that the conditions to closing the merger could not be met.
          We expect to meet our short-term liquidity requirements generally through cash dividends from BankAtlantic Bancorp and Benihana, borrowings under our existing revolving line of credit and earnings on our existing cash balances. We expect to meet our long-term liquidity requirements through the foregoing, as well as long term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
          The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At September 30, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements. However, BankAtlantic may be required to file an application to receive the approval of the OTS in order to pay dividends to BankAtlantic Bancorp if BankAtlantic continues to incur losses. The OTS is not likely to approve any distribution by BankAtlantic that would cause it to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to its common shareholders since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $.041 per share on its Class A and Class B Common Stock. During the nine months ended September 30, 2007, the Company received approximately $1,624,000 in dividends from BankAtlantic Bancorp.
          Levitt began paying dividends to its shareholders in July 2004. Levitt paid quarterly dividend in the first quarter 2007 of $0.02 per share on its Class A and Class B common stock. This resulted in the Company receiving approximately $66,000 during the three months ended March 31, 2007. Dividends has not been received since the first quarter of 2007, and the Company does not anticipate that it will be receiving additional dividends from Levitt for the foreseeable future due to the challenges Levitt Corporation is facing in connection with Levitt and Sons’ bankruptcy and the current real estate and homebuilding market. Future dividends are subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition.
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated the Company will continue to receive approximately $250,000 per quarter. If the Company were to convert its investment in Benihana, it would represent 1,578,943 shares of Benihana’s common stock. At September 30, 2007 the aggregate market value of such shares would have been $31.7 million.

          In 2005, BFC entered into guarantee agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. A wholly-owned subsidiary of CCC has a one percent general partner interest in a limited partnership that in turn has a 15 percent interest in each of the limited liability companies. Pursuant to the guarantee agreements, BFC has guaranteed certain obligations on two nonrecourse loans. BFC’s maximum exposure under the guarantee agreements is estimated to be approximately $21.2 million, the full amount of the indebtedness. Based on the value of the assets securing the indebtedness, BFC does not believe that any payment will be required by BFC under the guarantee. Although it is the general partner of the limited partnership, the wholly-owned subsidiary of CCC does not have control and does not have the ability to make major decisions without the consent of other partners and members.
          A subsidiary of CCC has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida and in connection with the purchase of such office building, CCC guaranteed repayment of a portion of the nonrecourse loan on the property. CCC’s maximum exposure under this guarantee agreement is $8.0 million, representing approximately 36.8% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property. Based on the value of the limited partnership assets securing the indebtedness, BFC does not believe that any payment by CCC will be required under the guarantee. CCC also separately guaranteed the payment of certain environmental indemnities and limited specific obligations of the partnership.
          A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party formed a limited liability company to purchase two commercial properties in Hillsborough County, Florida. CCC East Tampa has a 10% interest in the limited liability company and is the managing member with an initial contribution of approximately $765,500, and the unaffiliated member has a 90% interest in the limited liability company having contributed approximately $6,889,500. In December 2006, the limited liability company purchased commercial properties for an aggregate purchase price of $29.8 million, and, in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $5.0 million each. The BFC guarantee represents approximately 21% of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, BFC does not believe that any payment will be required under guarantee. Although CCC East Tampa is the managing member of the limited liability company, it does not have the ability to make major decisions without the consent of the unaffiliated member. At September 30, 2007, the CCC East Tampa investment of approximately $831,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
          In June 2007, a wholly-owned subsidiary of CCC (“CCC East Kennedy”), entered into an agreement with an unaffiliated third party, pursuant to which Cypress Creek Capital/Tampa, Ltd. (“CCC/Tampa”) was formed. CCC East Kennedy has a 50% general partner ownership interest and the unaffiliated third party has a 50% limited partner interest in CCC/Tampa. The purpose of CCC/Tampa was to acquire a 10% investment in a limited liability company that owns and operates an office building located in Tampa, Florida. CCC/Tampa has a 10% interest in the limited liability company with an initial contribution of $1.2 million and the unaffiliated members have a 90% interest having contributed approximately $10.4 million. The limited liability company purchased the office building in June 2007 for an aggregate purchase price of $48.0 million, and, in connection with the purchase, BFC guaranteed the payment of certain environmental indemnities and specific obligations up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. Based on the assets securing the indebtedness, BFC does not believe that any payment will be required under the guarantee. Although CCC East Kennedy is the general partner of CCC/Tampa, which is the managing member of the limited liability company, it does not have control and does not have the ability to make major decisions without the consent of the other partners and members. At September 30, 2007, the CCC East Kennedy investment of approximately $571,000 is included in investments in unconsolidated subsidiaries in the Company’s Unaudited Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
          On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid quarterly dividends on the 5%

Cumulative Convertible Preferred Stock of $187,500. During the nine months ended September 30, 2007, the Company paid $562,000 in dividends to these investors.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total consolidated assets at September 30, 2007 and December 31, 2006 were $7.4 billion and $7.6 billion, respectively. The material changes in the composition of total assets from December 31, 2006 to September 30, 2007 are summarized below:
•	A net decrease in cash and cash equivalents of $9.3 million resulting from cash used in operations of approximately $8.0 million, cash used in investing activities of $173.9 million, partially offset by an increase in cash provided by financing activities of $175.7 million;

•	An increase in securities available for sale at BankAtlantic Bancorp reflecting Stifel common stock received upon the sale of Ryan Beck and the purchase of agency securities partially offset by the sale of BankAtlantic tax exempt securities and the sale of BankAtlantic Bancorp equity securities to fund BankAtlantic Bancorp’s Class A common stock repurchase program;

•	An increase in BankAtlantic Bancorp investment securities at cost reflecting Stifel equity securities received upon the sale of Ryan Beck which are subject to contractual restrictions limiting sales;

•	An increase in BankAtlantic tax certificate balances primarily due to purchases of Florida tax certificates;

•	A lower investment in BankAtlantic FHLB stock related to repayments of FHLB advances;

•	A decline in real estate held for development and sale due to recognition of $226.9 million of impairment charges at Levitt primarily in the Primary Homebuilding segment and a $4.7 million impairment related to a real estate project acquired by BankAtlantic;

•	A decline in real estate owned resulting from a $7.2 million impairment on one residential development property that was repossessed by BankAtlantic during the fourth quarter of 2006;

•	A decrease in BankAtlantic loan receivable balances associated with a $48.8 million increase in the allowance for loan losses and lower commercial loan balances partially offset by higher purchased residential, small business and home equity loan balances;

•	An increase in properties and equipment associated with BankAtlantic’s store expansion initiatives and Levitt Corporation’s investment in commercial properties under construction at Core Communities;

•	An increase to deferred tax asset, net primarily due to an increase in BankAtlantic Bancorp’s deferred tax assets resulting from the increase in the allowance for loan losses, and BFC’s equity losses in Levitt and BankAtlantic Bancorp; and

•	An increase in “discontinued operations assets held for sale” at September 30, 2007 and December 31, 2006 was associated with two commercial projects currently held for sale at Levitt of approximately $85.7 million and $48.0 million, respectively. “Discontinued operations assets held for sale” also includes approximately $190.8 million at December 31, 2006 reflecting the sale of the assets of Ryan Beck to Stifel.
          The Company’s total liabilities at September 30, 2007 and December 31, 2006 were $6.8 billion and $6.7 billion, respectively. The components are summarized below:
•	Lower non-interest-bearing deposit balances at BankAtlantic reflecting the migration of deposits to higher yielding products as a result of the higher interest rate environment and competition;

•	Higher interest-bearing deposit balances at BankAtlantic primarily associated with increased high yield savings, checking and certificates of deposit balances primarily reflecting transfers of customer deposit balances to higher yielding products;

•	A decrease of $23.1 million in customer deposits on real estate held for sale due to the decline in real estate homebuilding customer backlog;

•	A decrease in FHLB advances at BankAtlantic due to deposit growth;

•	A net increase in Levitt’s notes and mortgage notes payable of $20.5 million, primarily related to project debt associated with 2006 land acquisitions and land development activities;

•	An increase in BankAtlantic Bancorp subordinated debentures and bonds payable primarily associated with an issuance of $31 million of junior subordinated debentures; and

•	An increase in “Discontinued operations liabilities related to assets held for sale” at September 30, 2007 and December 31, 2006 was associated with two commercial projects currently held for sale at Levitt.

Consolidated Financial Condition (Continued)
Noncontrolling Interest
          The following table summarizes the noncontrolling interests in our subsidiaries held by others (in thousands):

	September 30,	December 31,
	2007	2006
BankAtlantic Bancorp	$360,701	411,396
Levitt	99,604	286,230
Joint Venture Partnerships	684	697

	$460,989	698,323

NEW ACCOUNTING PRONOUNCEMENTS.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value in generally accepted accounting principles (“GAAP”), establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Statement will change key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to implement this Statement on January 1, 2008. Management is currently evaluating the impact this Statement may have on its financial statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure eligible assets and liabilities at fair value on a contract by contract basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects to implement the Statement as of January 1, 2008. Management does not believe that the adoption of SFAS No. 159 will have a significant impact on the Company’s consolidated financial statements.
          In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning January 1, 2008). The effect of this EITF is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Services
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.

     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2007 and 2006, respectively. The principal assets of the Company consist of its ownership of BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans, a sustained downturn in the real estate market and other changes in the real estate markets in our trade area and where our collateral is located; the quality of our residential land acquisition and development loans (including “builder land bank loans,” “land acquisition and development loans,” and “land acquisition, development and construction loans”) and conditions specifically in that market sector; the risks of additional charge offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities; the value of our assets and on the ability of our borrowers to service their debt obligations; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of deposits or producing results which do not justify their costs; the success of our expense discipline initiatives and the ability to achieve additional cost savings; the success of BankAtlantic’s new store expansion program and achieving growth and profitability at the stores in the time frames anticipated, if at all; and the impact of the adoption of new accounting standards and the periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rates of deposit accounts and fee income generated as a result of these deposit accounts may not be indicative of future results. Additionally, we acquired a significant investment in Stifel equity securities in connection with the Ryan Beck Holdings, Inc. sale subjecting us to the risk of the value of Stifel shares and warrants received varying over time, and the risk that no gain will be realized. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that we will be entitled to receive any earn-out payments. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions and estimates that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The eight accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses, including the recognition and measurement of loan impairment; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) accounting for uncertain tax positions; (vii) accounting for contingencies; and (viii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies other than the accounting for uncertain tax positions, which is described below, see “Critical Accounting Policies” appearing in the Company’s Annual

Financial Services — (Continued)
Report on Form 10-K for the year ended December 31, 2006.
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
Impaired and Non-accrual Loans
     A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We generally place an impaired loan on non-accrual status unless there exists well secured collateral and the loan is in the process of collection. A loan may be placed on non-accrual status due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, delayed property sales or development schedules, declining loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, we may place a loan on non-accrual status even where payments of principal or interest are not currently in default. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Due to the conditions in the residential real estate market in Florida, we have placed certain commercial residential development loans on non-accrual status that are not currently in default as we believe that the downturn in the housing industry has resulted in the deterioration of the property values securing the loan, and we believe the borrower and/or guarantors do not have the ability to support the loan’s debt service. When we place a commercial residential development loan on non-accrual status, we perform an analysis to determine if a specific reserve is necessary. A specific reserve is assigned to a loan if the present value of estimated future cash flows or the fair value of the collateral securing the loan (less selling costs) is less than the loan balance. The fair value of the collateral is estimated based on appraisals, advice of real estate consultants and other available evidence supporting valuation assumptions at the reporting date. If there is a change (increase or decrease) in the loan’s expected cash flows or in the valuation of the collateral in subsequent periods, the specific reserve is adjusted to reflect the change. Measuring collateral fair value requires significant judgment and estimates, particularly during periods of market volatility, and the eventual outcomes may differ from those estimates.
Consolidated Results of Operations
     (Loss) income from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended September 30,
(in thousands)	2007	2006	Change
BankAtlantic	$(27,112)	$9,837	$(36,949)
Parent Company	(2,498)	(2,471)	(27)

Net (loss) income	$(29,610)	$7,366	$(36,976)

For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     BankAtlantic incurred a net loss for the third quarter of 2007 primarily as a result of a $48.9 million provision for loan losses and $10.9 million of real estate asset impairments. The provision for loan losses for the 2006 quarter was $0.3 million and no real estate asset impairments were recognized for the 2006 quarter. The allowance for loan losses during 2007 was significantly increased in response to the rapid deterioration in the Florida residential real estate market and the associated rapid and substantial increase in non-performing assets. Other factors contributing to the 2007 third quarter net loss were net interest margin compression and costs associated with opening new stores. BankAtlantic’s net interest income declined by

Financial Services — (Continued)
$5.9 million reflecting an increase in its cost of funds due to growth in higher cost deposit products and lower yields on earning assets due to balance mix and increased nonperforming assets. BankAtlantic opened seven new stores during the 2007 third quarter and 13 stores during the first nine months of 2007. The opening and operating costs of these new stores exceeded revenues during the 2007 periods which had a negative impact on earnings.
     The 2007 Parent Company’s net loss reflects a $1.5 million unrealized loss associated with Stifel warrants and higher net interest expense associated with the issuance of $30.9 million of junior subordinated debentures. Parent Company segment operations were favorably impacted by $2.1 million of realized gains from its managed equity securities portfolio and the reduction of performance based bonus accruals based on the Company’s operating results for the nine months ended September 30, 2007. The 2006 third quarter reflects $2.2 million of gains from the managed equity securities portfolio.

	For the Nine Months Ended September 30,
(in thousands)	2007	2006	Change
BankAtlantic	$(16,068)	$32,706	$(48,774)
Parent Company	(4,018)	(6,875)	2,857

Segment net (loss) income	$(20,086)	$25,831	$(45,917)

For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The 2007 segment net loss resulted from the substantial decline in BankAtlantic earnings primarily resulting from the items discussed above as well as $2.6 million of costs related to a reduction in personnel during the first quarter of 2007. BankAtlantic’s provision for loan losses was $61.3 million for the 2007 period compared to $0.4 million during 2006. Included in non-interest expenses were $12.0 million of real estate asset impairments compared to no real estate asset impairments during 2006. The improvement in the Parent Company’s net income in 2007 resulted from $3.1 million of unrealized gains associated with Stifel warrants.

Financial Services — (Continued)
BankAtlantic Results of Operations
     Net interest income

	For the Three Months Ended
	September 30, 2007				September 30, 2006
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
(in thousands)	Balance	Expense		Rate	Balance	Expense		Rate
Total loans	$4,693,078	$80,082		6.83	$4,611,329	$80,790		7.01
Investments — tax exempt	390,906	5,765	(1)	5.90	397,436	5,807	(1)	5.84
Investments — taxable	666,208	10,580		6.35	660,785	9,993		6.05

Total interest earning assets	5,750,192	96,427		6.71%	5,669,550	96,590		6.81%

Goodwill and core deposit intangibles	76,419				77,913
Other non-interest earning assets	444,357				371,752

Total Assets	$6,270,968				$6,119,215

Deposits:
Savings	$611,862	3,642		2.36%	$367,829	721		0.78%
NOW	792,462	2,356		1.18	727,517	1,149		0.63
Money market	660,925	4,881		2.93	733,058	4,019		2.18
Certificates of deposit	996,415	11,679		4.65	858,688	9,206		4.25

Total interest bearing deposits	3,061,664	22,558		2.92	2,687,092	15,095		2.23

Short-term borrowed funds	229,366	2,998		5.19	378,063	5,117		5.37
Advances from FHLB	1,398,245	18,987		5.39	1,354,944	18,509		5.42
Long-term debt	29,106	631		8.61	37,283	805		8.57

Total interest bearing liabilities	4,718,381	45,174		3.80	4,457,382	39,526		3.52
Demand deposits	922,452				1,043,574
Non-interest bearing other liabilities	54,210				53,567

Total Liabilities	5,695,043				5,554,523
Stockholder’s equity	575,925				564,692

Total liabilities and stockholder’s equity	$6,270,968				$6,119,215

Net tax equivalent interest income/ net interest spread		$51,253		2.91%		$57,064		3.29%

Tax equivalent adjustment		(2,018)				(2,032)
Capitalized interest from real estate operations		—				75

Net interest income		$49,235				$55,107

Margin
Interest income/interest earning assets				6.71%				6.81%
Interest expense/interest earning assets				3.12				2.77

Net interest margin (tax equivalent)				3.59%				4.04%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the net interest margin partially offset by higher interest-earning assets.
     The decrease in tax equivalent net interest margin reflects higher rates on deposit accounts, lower loan yields as well as a $121.1 million decline in average demand deposits. The above declines in the net interest margin were partially offset by lower short-term borrowing rates.
     The increase in deposit rates reflects a change in the mix of deposit accounts from low cost demand and checking accounts to higher rate deposit products, and the gradual increase in certificate of deposit and money market rates resulting from the continued competition in our markets. The balance of high yield savings and NOW accounts was $364.7 million and $66.8 million at September 30, 2007 and 2006, respectively.
     The decline in loan yields reflects a change in the loan product mix to lower yielding residential loans from higher yielding commercial real estate loans as well as a significant increase in non-accrual commercial real estate loans. Non- accrual loans increased to $165.4 million at September 30, 2007 from $32.9 million at September 30, 2006. Additionally,

Financial Services — (Continued)
yields on consumer and small business loans were lower during the 2007 period primarily resulting from current originations at lower yields than the existing portfolio.
     Short-term borrowing rates during 2007 were lower than during 2006 reflecting the Federal Reserve Bank’s 50 basis point reduction in short-term borrowing rates in September 2007.
     BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan and taxable investment balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to community banking customers. Residential, home equity and small business loan average balances during the 2007 quarter increased by $115.1 million, $99.3 million and $37.1 million, respectively, from the corresponding 2006 quarter. These increases in average loan balances were partially offset by a $151.4 million decline in average commercial real estate loan balances primarily resulting from lower loan originations due to the down-turn in the Florida real estate market. The higher taxable investment average balance reflects purchases of agency guaranteed mortgage-backed securities during 2007.
     BankAtlantic’s increase in average interest bearing liabilities primarily resulted from growth in deposits and advances from the FHLB. The deposit growth was predominantly in high yield products and certificate of deposits. The higher FHLB advance borrowings were used to fund asset growth and demand deposit outflows.
     Management believes that the market trends noted above and the current financial institution competitive environment in our markets could result in further interest rate margin compression in subsequent periods.

Financial Services — (Continued)

	For the Nine Months Ended
	September 30, 2007				September 30, 2006
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
(in thousands)	Balance	Expense		Rate	Balance	Expense		Rate
Total loans	$4,673,985	239,583		6.83	$4,566,748	231,941		6.77
Investments — tax exempt	395,218	17,412	(1)	5.87	396,348	17,355	(1)	5.84
Investments — taxable	633,499	29,782		6.27	610,894	26,422		5.77

Total interest earning assets	5,702,702	286,777		6.71%	5,573,990	275,718		6.60%

Goodwill and core deposit intangibles	76,778				78,300
Other non-interest earning assets	435,863				364,851

Total Assets	$6,215,343				$6,017,141

Deposits:
Savings	$582,714	9,613		2.21%	$354,765	1,557		0.59%
NOW	781,911	5,616		0.96	750,771	3,106		0.55
Money market	662,990	13,608		2.74	775,833	11,977		2.06
Certificates of deposit	983,990	34,196		4.65	849,011	25,061		3.95

Total deposits	3,011,605	63,033		2.80	2,730,380	41,701		2.04

Short-term borrowed funds	196,953	7,722		5.24	342,413	12,760		4.98
Advances from FHLB	1,382,768	55,813		5.40	1,177,389	45,655		5.18
Secured borrowings	—	—		—	41,306	2,401		7.75
Long-term debt	29,369	1,896		8.64	37,253	2,469		8.86

Total interest bearing liabilities	4,620,695	128,464		3.72	4,328,741	104,986		3.24
Demand deposits	966,898				1,072,867
Non-interest bearing other liabilities	53,738				58,383

Total Liabilities	5,641,331				5,459,991
Stockholder’s equity	574,012				557,150

Total liabilities and stockholder’s equity	$6,215,343				$6,017,141

Net interest income/net interest spread		$158,313		2.99%		$170,732		3.35%

Tax equivalent adjustment		(6,094)				(6,074)
Capitalized interest from real estate operations		—				844

Net interest income		152,219				165,502

Margin
Interest income/interest earning assets				6.71%				6.60%
Interest expense/interest earning assets				3.01				2.52

Net interest margin				3.70%				4.08%

Net interest margin (tax equivalent) excluding secured borrowings				3.70%				4.11%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin partially offset by an increase in average interest earning assets.
     The decrease in tax equivalent net interest margin primarily resulted from interest bearing liability costs increasing faster than yields on interest earning assets reflecting a high short term interest rate environment with a flat yield curve. Interest bearing liability costs increased 48 basis points while interest earning asset yields increased by 11 basis points. The increase in interest bearing liability interest rates reflects higher rates on deposits discussed above as well as higher rates on other borrowings. The higher rates on our other borrowings resulted from higher average short-term interest rates during 2007 compared to 2006 as the majority of our other borrowings adjust in the near-term to changes in interest

Financial Services — (Continued)
rates. The growth in earning asset yields resulted from higher yields for all categories of loans; however, the mix of the loan portfolio changed with fewer higher yielding commercial loans and greater lower yielding residential loans. Also unfavorably impacting loan yields was the significant amount of commercial real estate loans placed on non-accrual during the third quarter of 2007. The increase in taxable investment yields reflects purchases of agency securities with higher yields than the pre-existing portfolio as well as higher yields on adjustable rate agency securities as the result of higher short-term interest rates.
     BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan and taxable investment balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to community banking customers. Residential, home equity and small business loan average balances during the 2007 nine month period increased by $140.4 million, $85.0 million and $40.9 million, respectively, from the corresponding 2006 period. These increases in average loan balances were partially offset by a $128.2 million decline in average commercial real estate loan balances.
Provision for Loan Losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Balance, beginning of period	$54,754	$42,012	$43,602	$41,192
Loans charged-off	(11,717)	(436)	(14,641)	(1,152)
Recoveries of loans previously charged-off	372	670	2,070	2,063

Net (charge-offs) recoveries	(11,345)	234	(12,571)	911
Provision for loan losses	48,949	271	61,327	414

Balance, end of period	$92,358	$42,517	$92,358	$42,517

     The rapid deterioration in the Florida real estate market and the associated rapid increase in non-performing loans resulted in a substantial increase in our provision for loan losses for the 2007 third quarter. The $48.9 million provision for loan losses for the current quarter includes $27.8 million of specific reserves associated with nine commercial residential development loans totaling $104.8 million placed on non-accrual during the quarter. The reserves for these loans were established by estimating the fair value of the collateral less costs to sell. The remaining increase in the provision for loan losses during the current quarter primarily resulted from an increase in the allowance for loan losses associated with the commercial residential development loan portfolio and to a lesser extent the home equity loan portfolio. These increases were for losses we believe to be inherent in the loan portfolio as of September 30, 2007 that have not yet been confirmed or specifically identified. The increase in the commercial residential development loan portfolio allowance was primarily based on the deterioration of economic conditions in the Florida residential real estate market during the quarter. During the 2007 quarter, home sales and median home prices declined substantially on a year-over-year basis in all major metropolitan areas in Florida. The housing industry is experiencing what is believed to be its worst downturn in 16 years and market conditions have appreciably worsened in recent months with the tightening of lending criteria associated with sub-prime and other non-conforming mortgage markets, decreased availability of mortgage financing for residential home buyers, the growing supply of housing inventory and increased foreclosure rates. Additionally, certain national and regional home builders have indicated that they may seek bankruptcy protection and home sales and applications for building permits fell significantly from peak levels during 2005. During the current quarter, we experienced $9.4 million of charge-offs related to two commercial residential loans that we charged-down to an amount considered collectible based on recent property appraisals and other market information. There were no commercial loan charge-offs for the 2006 quarter. We also recognized $1.6 million of home equity loan net charge-offs during the 2007 quarter compared to $69,000 of net charge-offs during the 2006 quarter. We have also experienced a trend of increasing home equity loan portfolio delinquencies over the last six months. The property values of certain homes securing home equity loans have declined since loan origination which subjects us to potentially higher charge-off amounts compared to historical trends.
     The $61.3 million provision for loan losses during the nine months ended September 30, 2007 was primarily the result of the items discussed above. Home equity and small business loan net charge-offs increased by $2.6 million and $1.5 million, respectively, during the 2007 nine month period compared to the comparable 2006 period.
     We have identified three categories of loans in our commercial residential development loan portfolio that we believe have significant exposure to the declines in the Florida residential real estate market. The loan balance in these categories aggregates $533.0 million at September 30, 2007. These categories include loans in which we charged off $9.4 million and specifically reserved $27.8 million during the three months ended September 30, 2007. These categories are as follows:

Financial Services — (Continued)
     The “builder land bank loan” category consists of 13 loans and aggregates $149.3 million. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders.  These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the acquisition of the property pursuant to the options.  If the lots are not acquired as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category.  Five loans in this category totaling $81.1 million were on non-accrual at September 30, 2007. These loans were placed on non-accrual generally due to the cancellation of the option agreement by the builder or the borrower’s renegotiation of the option contract with the builder. Generally, the builders support the debt service and the operating expenses of these real estate projects and the borrowers alone may not have the financial strength to repay the loan. Of these five loans, one loan for $20.0 million is current and four loans have contractual interest payments which have not been paid. We are actively negotiating to restructure one of these four loans with an outstanding balance of $16.2 million. If these negotiations are not successful we intend to draw down a letter of credit with an unrelated financial institution which will reduce the outstanding loan balance by $4.2 million. We intend to pursue all available legal remedies if we cannot reach agreements with these borrowers. We evaluated these five loans on a loan-by-loan basis to measure impairment and established, in the aggregate, a $19.1 million specific reserve.
     The “land acquisition and development loan” category consists of 37 loans and aggregates $218.5 million. This category generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders.  These loans are generally underwritten more stringently than builder land loans, as an option agreement with a regional or national builder did not exist at the origination date. Three loans in this category totaling $13.2 million were on non-accrual at September 30, 2007. Two of these loans totaling $7.3 million are current and were placed on non-accrual as of September 30, 2007 due to substantially slowed project sales or delays in obtaining property entitlements to proceed with the development. We have evaluated these three loans on a loan-by-loan basis to measure impairment and established, in the aggregate, a $3.7 million specific reserve.
     The “land acquisition, development and construction loan” category consists of 24 loans and aggregates $165.3 million. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property.  These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time.  Seven loans in this category totaling $62.0 million were on non-accrual at September 30, 2007. Two of these loans amounting to $36.4 million are currently in default and we intend to pursue all available legal remedies if we cannot reach agreements with these borrowers. We did not establish a specific reserve for these loans as recent appraisals indicated that the fair value of the collateral less selling costs was in excess of the loan amounts. The remaining non-accrual loans in this category totaling $25.6 million were current as of September 30, 2007 but were placed on non-accrual due to significantly slowed sales, delinquency trends, deteriorating real estate values or the possible reduced financial strength of the borrowers. We have evaluated these five loans on a loan-by-loan basis to measure impairment and established, in the aggregate, a $5.0 million specific reserve.
     Market conditions may result in BankAtlantic’s commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn would be expected to result in an increase in residential construction loan delinquencies and non-accrual balances.  While management believes that BankAtlantic utilized conservative underwriting standards for its commercial real estate acquisition and development loans, a prolonged decline in the residential real estate market and collateral values are likely to result in increased credit losses in these loans.

Financial Services — (Continued)
      At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were:

	September 30,	December 31,
(in thousands)	2007	2006
NONPERFORMING ASSETS
Non-accrual:
Tax certificates	$1,140	$632

Loans
Commercial real estate	156,300	—
Residential	5,332	2,629
Small business	532	244
Consumer	3,205	1,563

Total loans	165,369	4,436

Total non-accrual	166,509	5,068

Repossessed assets:
Real estate owned	17,159	21,747

Total nonperforming assets, net	$183,668	$26,815

Allowances
Allowance for loan losses	$92,358	$43,602
Allowance for tax certificate losses	3,894	3,699

Total allowances	$96,252	$47,301

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$44	$—
Performing impaired loans	269	162
Troubled debt restructured loans	7,039	—

TOTAL POTENTIAL PROBLEM LOANS	$7,352	$162

     The substantial increase in non-accrual loans at September 30, 2007 reflects 13 commercial residential development loans placed on non-accrual during the nine months ended September 30, 2007. All of these loans are considered to be in the high exposure loan categories discussed above. In view of market conditions, there is a risk that we may experience further deterioration in these loan categories as the market attempts to absorb an oversupply of available lot inventory in the face of the continued residential real estate market decline. The remainder of the increase in non-accrual loans consists primarily of higher home equity and residential non-performing loan balances. BankAtlantic has experienced increasing delinquency trends in the consumer loan portfolio, primarily home equity loans over the past two quarters. Delinquencies in the consumer loan portfolio at September 30, 2007, including non-accrual loans, were 1.39% of the unpaid principal balance, and our loss history on this portfolio over the past twelve months was 0.44% of average loan balances. At origination, these loans had average loan-to-values, inclusive of first mortgages, of 67%, and Beacon scores on average of 705.
     BankAtlantic has not experienced adverse trends in its purchased residential loan portfolio. The average FICO score in this portfolio was 741 at the time of origination, and the average original loan-to-value of the portfolio was 68%. Further, this portfolio does not include negative amortizing loans. Delinquencies in the residential portfolio at September 30, 2007, including non-accrual loans, were 0.50% of the unpaid principal balance, and our loss history on this portfolio over the past twelve months is approximately 0.01% of the average outstanding balances.
     The decline in real estate owned primarily resulted from a $7.2 million write-down associated with a real estate development acquired when BankAtlantic took possession of the collateral securing a land acquisition and development loan during the fourth quarter of 2006. The write-down was based on declining real estate values and absorption rates in the area where the property is located.
     During the nine months ended September 30, 2007, BankAtlantic modified the terms of two commercial business loans in a troubled debt restructuring. The original terms were modified to reduce the monthly cash payments in order to lessen the near term cash requirements of the borrowers’ obligations. BankAtlantic currently expects to collect all principal and interest of these loans based on the modified loan terms.

Financial Services — (Continued)
          BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Service charges on deposits	$25,894	$24,008	$1,886	$76,297	$64,381	$11,916
Other service charges and fees	7,222	6,779	443	21,779	20,354	1,425
Securities activities, net	613	—	613	1,446	457	989
Gain associated with debt redemption	—	—	—	—	1,528	(1,528)
(Loss) gain on the sale of office properties, net	(362)	(3)	(359)	(557)	1,775	(2,332)
Other	2,494	2,925	(431)	8,629	7,181	1,448

Non-interest income	$35,861	$33,709	$2,152	$107,594	$95,676	$11,918

          The higher revenue from service charges on deposits during the 2007 periods compared to the same 2006 periods consists primarily of higher overdraft fee income. Management believes that the increase in overdraft fee income resulted from an increase in the number of deposit accounts, a 7% increase in the amount charged for overdrafts beginning July 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts. BankAtlantic opened approximately 66,000 and 220,000 new deposit accounts during the three and nine months ended September 30, 2007 compared to 68,000 and 212,000 during the same 2006 periods, respectively. The growth rate of service fees has slowed during 2007 due primarily to lower overdraft and interchange transactions per deposit account combined with the decline in new account growth.
          The higher other service charges and fees during the three and nine months ended September 30, 2007 compared to the same 2006 periods was primarily due to a 9% and 10% respective increase in interchange and surcharge income associated with increased volume of customer transactions. The increase in service card fees was partially offset by an elimination of check card annual fees as of January 1, 2007 in response to competitive market conditions.
          Securities activities, net during the three months ended September 30, 2007 primarily resulted from a $2.4 million gain from the sale of MasterCard International stock obtained from MasterCard’s initial public offering in September 2006. This gain was partially offset by realized losses from the sale of $25.5 million of municipal securities and $55.9 million of agency securities available for sale. The municipal securities were sold because the lower tax-free returns on these securities were not currently beneficial to the Company in light of the current losses incurred for the nine months ended September 30, 2007 and the agency securities were sold in response to changes in market interest rates and related changes in the securities’ prepayment risk. The proceeds from these securities were used to purchase agency securities with higher yields and shorter durations. Securities activities, net during the nine months ended September 30, 2007 included a $481,000 gain from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier.
          Gains associated with debt redemption for the 2006 nine month period were the result of gains realized on the prepayment of FHLB advances.
          Loss on the disposition of property and equipment during the three months and nine months ended September 30, 2007 represents the write-off of leasehold improvements associated with the relocation of stores. The gain on the disposition of property and equipment during the nine months ended September 30, 2006 primarily resulted from an exchange of branch facilities with a financial institution.
          The decline in other income during the three months ended September 30, 2007 compared to the same 2006 period resulted from a potential buyer forfeiture of a $400,000 deposit to purchase a portion of BankAtlantic’s former corporate headquarters property during the 2006 period. Other income for the nine months ended September 30, 2007 includes $1.1 million of earnings from joint ventures that invest in income producing properties. BankAtlantic did not invest in real estate joint ventures during the 2006 nine month period. Other income for the nine months ended September 30, 2006 was unfavorably impacted by a $1.0 million loss from the activities associated with a real estate development.

Financial Services — (Continued)
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	$34,244	$37,512	$(3,268)	$111,536	$108,390	$3,146
Occupancy and equipment	16,951	15,015	1,936	48,817	41,049	7,768
Advertising and promotion	4,221	8,599	(4,378)	14,088	24,328	(10,240)
Impairment of real estate held for sale	3,655	—	3,655	4,711	—	4,711
Impairment of real estate owned	7,233	—	7,233	7,299	—	7,299
Professional fees	2,444	1,756	688	5,297	6,076	(779)
Cost associated with debt redemption	—	—	—	—	1,457	(1,457)
Check losses	3,341	2,855	486	7,929	5,976	1,953
Supplies and postage	1,158	1,716	(558)	4,637	5,098	(461)
Telecommunication	1,283	1,238	45	4,211	3,544	667
One-time termination benefits	—	—	—	2,553	—	2,553
Other	6,965	6,216	749	20,711	19,047	1,664

Non-interest expense	$81,495	$74,907	$6,588	$231,789	$214,965	$16,824

          In March 2007, BankAtlantic reduced its workforce by approximately 225 associates, or 8%, and the number of full time equivalent employees declined from 2,608 at September 30, 2006 to 2,405 at September 30, 2007. Also contributing to the decline in compensation expense was the reduction of performance bonus accruals during the third quarter of 2007 which decreased incentive compensation by $3.3 million and $3.2 million for the three and nine months ended September 30, 2007 compared to the same 2006 periods. Employee benefits increased by $0.6 million and $1.9 million for the three and nine months ended September 30, 2007 compared to the same 2006 periods.
          The increase in occupancy and equipment expenses for the three and nine months ended September 30, 2007 primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. As a result, BankAtlantic’s rental expense and depreciation expenses increased by $0.9 million and $1.0 million, respectively, for the three months ended September 30, 2007 compared to the same 2006 period. The increase for the nine month period ended September 30, 2007 compared to the same 2006 period was $3.1 million and $3.2 million, respectively. The significant increase in rental expense resulted from BankAtlantic entering into various operating lease agreements in connection with current and future store expansion as well as for expanded back-office facilities. BankAtlantic has opened 13 new stores during the nine months ended September 30, 2007 and 30 new stores since January 1, 2005. BankAtlantic opened a customer call center in Central Florida during 2006.
          During the fourth quarter of 2006, management decided to reduce advertising expenses. Reflecting that decision, advertising expense during the 2007 third quarter decreased 51% from the prior year’s quarter and decreased 42% during the 2007 nine month period compared to the same 2006 period.
          In July 2007, BankAtlantic accepted an offer from an unrelated developer to purchase the developed and undeveloped lots associated with a real estate development owned by BankAtlantic as a result of its acquisition of Community Savings Bankshares, Inc. The offer price was lower than the carrying amount of the real estate inventory resulting in BankAtlantic recognizing a real estate inventory impairment write-down of $1.1 million during the second quarter of 2007. The final terms of the sale contract entered into with the developer in September 2007 reflected a $0.9 million reduction from the original offer price. Accordingly, BankAtlantic increased its impairment by this amount during the current quarter. If this transaction is consummated, the buyer will become the developer of the project and responsible for on-going obligations of the development. The estimated closing date of this transaction is December 2007; however, there is no assurance that the sale will be completed. BankAtlantic will maintain ownership of nine single family homes and four condominium units in the development. These units are currently being marketed through real estate brokers. Due to the deteriorating real estate market in Vero Beach, Florida where the project is located, BankAtlantic recognized a $2.8 million impairment charge on the retained real estate inventory during the current quarter based on updated indications of value obtained from an appraiser.

Financial Services — (Continued)
          The increase in professional fees during the current quarter resulted from a $0.6 million increase in litigation reserves. The lower professional fees for the 2007 nine month period compared to the same 2006 period reflects the consulting and legal costs associated with BankAtlantic entering into a deferred prosecution agreement with the Department of Justice and a cease and desist order with the OTS in April 2006.
          Costs associated with debt redemption for the 2006 nine month period were the result of losses realized on the prepayment of FHLB advances.
          BankAtlantic experienced an increase in check losses for the 2007 quarter and nine month period compared to the same 2006 periods primarily due to an increase in the number of transaction deposit accounts and the volume of checking account overdrafts.
          The higher telecommunication costs for the nine months ended September 30, 2007 primarily resulted from maintaining dual watts lines during a transition period in connection with the opening of a new customer service center in Central Florida during the second quarter of 2006. The dual watts lines were eliminated during the second quarter of 2007.
          The one-time termination benefits reflect severance and related costs incurred as a result of the workforce reduction discussed above. The goal of this workforce reduction was to reduce operating expenses without impacting customer service or the store expansion initiatives. We currently estimate that the annualized expense savings of the workforce reduction is approximately $10 million. However, the costs associated with additional new stores opened during the third quarter and planned store openings during the fourth quarter of 2007 are anticipated to result in a net increase in non-interest expenses compared to prior periods. Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies.
          The higher other expenses for the three and nine months ended September 30, 2007 compared to the same 2006 periods reflect higher shared services allocations from BFC Financial Corp for human resources and risk management services as well as increased insurance costs.
BankAtlantic’s Provision for Income Taxes

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
(Loss) income before income taxes	$(45,348)	$13,639	$(58,987)	$(33,303)	$45,798	$(79,101)
(Benefit) provision for income taxes	(18,236)	3,801	(22,037)	(17,235)	13,094	(30,329)

Net (loss) income	$(27,112)	$9,838	$(36,950)	$(16,068)	$32,704	$(48,772)

Effective tax rate	40.21%	27.87%	12.34%	51.75%	28.59%	23.16%

          The effective tax rate during the three months ended September 30, 2007 reflects a change in estimate of the effective tax rate for the year associated with the significant 2007 third quarter loss. The effective tax rate is different than the expected federal income tax rate primarily due to tax exempt income from municipal securities.

Financial Services — (Continued)
Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Net interest expense	$(5,476)	$(5,118)	$(358)	$(15,261)	$(14,534)	$(727)

Non-interest income	972	2,509	(1,537)	11,931	8,545	3,386
Non-interest expense	395	1,610	(1,215)	3,227	5,410	(2,183)

Loss before income taxes	(4,899)	(4,219)	(680)	(6,557)	(11,399)	4,842
Income tax benefit	(2,401)	(1,748)	(653)	(2,539)	(4,524)	1,985

Parent company loss	$(2,498)	$(2,471)	$(27)	$(4,018)	$(6,875)	$2,857

          The increase in net interest expense for the 2007 quarter compared to the same 2006 period primarily resulted from the issuance of $25.8 million and $5.1 million of junior subordinated debentures in June 2007 and September 2007, respectively. These debt securities were issued at lower rates than the existing outstanding debentures. The Company’s junior subordinated debentures and other borrowings average balances were $289.7 million during the three months ended September 30, 2007 compared to $263.3 million during the same 2006 period. The average rates on junior subordinated debentures declined from 8.61% during the three months ended September 30, 2006 to 8.25% during the same 2007 period. During the nine months ended September 30, 2007 average junior subordinated debentures and other borrowings were $272.4 million compared to $264.5 million during the same 2006 period. The average rates on junior subordinated debentures increased from 8.29% during the nine months ended September 30, 2006 to 8.35% during the same 2007 period.
          The decrease in non-interest income for the three months ended September 30, 2007 compared to the same 2006 period was a result of $1.5 million of unrealized losses associated with the change in value of Stifel warrants acquired in connection with the Ryan Beck sale. Non-interest income for the three months ended September 30, 2007 and 2006 included $2.1 million and $2.2 million, respectively, of realized gains on securities activities in managed fund investments. For the nine months ended September 30, 2007, the Parent Company results reflected a $3.1 million unrealized gain associated with the Stifel warrants and realized gains on securities activities of $7.0 million and $7.2 million for the nine months ended September 30, 2007 and 2006, respectively.
          The decrease in non-interest expense for the three months ended September 30, 2007 compared to the same 2006 period was due to reductions of 2007 performance bonus accruals and additional payroll taxes in 2006 from the exercise of stock options. As a result, compensation expense declined from $1.1 million for the 2006 quarter to $215,000 during the same 2007 period. The decrease in non-interest expense for the nine months ended September 30, 2007 compared to the same 2006 period primarily resulted in a decline in compensation expense from $3.7 million during 2006 to $2.4 million during 2007.
BankAtlantic Bancorp Consolidated Financial Condition
          Total assets at September 30, 2007 and December 31, 2006 were $6.5 billion. Significant changes in components of total assets from December 31, 2006 to September 30, 2007 are summarized below:
•	Increase in securities available for sale reflecting Stifel common stock received upon the sale of Ryan Beck and the purchase of agency securities partially offset by the sale of tax exempt securities, and the sale of Parent Company equity securities to fund the Company’s Class A common stock repurchase program;

•	Increase in investment securities at cost reflecting Stifel equity securities received upon the sale of Ryan Beck which are subject to contractual restrictions limiting sales;

•	Increase in tax certificate balances primarily due to acquisitions of tax liens;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decrease in loan receivable balances associated with a $48.8 million increase in the allowance for loan losses and lower commercial loan balances partially offset by higher purchased residential, small business and home equity loan balances;

•	Decline in real estate held for development and sale due to recognition of a $4.7 million impairment on a real estate project acquired in connection with a financial institution acquisition;

•	Decline in real estate owned resulting from a $7.2 million impairment on one residential development property that was repossessed during the fourth quarter of 2006;

Financial Services — (Continued)
•	Increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives;

•	Increase in deferred tax assets primarily resulting from the increase in the allowance for loan losses and real estate impairments;

•	Increase in other assets associated with the sale of securities pending settlement; and

•	Decrease in discontinued operations assets held for sale reflecting the sale of Ryan Beck to Stifel.
          The Company’s total liabilities at September 30, 2007 and December 31, 2006 were $6.0 billion. Significant changes in components of total liabilities from December 31, 2006 to September 30, 2007 are summarized below:
•	Lower non-interest-bearing deposit balances reflecting the migration of deposits to higher yielding products as a result of a higher interest rate environment and competition;

•	Higher interest-bearing deposit balances primarily associated with increased high yield savings, checking and certificates of deposit balances primarily reflecting transfers of customer deposit balances to higher yielding products;

•	Decrease in FHLB advances due to deposit growth;

•	Increase in short-term borrowings to fund growth in non-earning assets;

•	Increase in subordinated debentures and bonds payable primarily associated with the Parent Company’s issuance of $31 million of junior subordinated debentures; and

•	Decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
          The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, purchase equity securities and other investments, repurchase Class A common stock and fund operations. The Company’s 2007 annual debt service associated with its junior subordinated debentures is approximately $23.2 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.2 million. During the nine months ended September 30, 2007, the Company received $15.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and OTS approval and is based upon BankAtlantic’s regulatory capital levels and net income. BankAtlantic may be required to file an application to receive the approval of the Office of Thrift Supervision (“OTS”) in order to pay dividends to the Company if BankAtlantic continues to incur losses. The OTS is not likely to approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice.
          The Company invests in exchange traded equity securities with a money manager, owns 2,377,354 shares of Stifel common stock and warrants to purchase 481,724 shares of Stifel stock at $36 per share, and owns certain other investments. The fair value of these securities and investments as of September 30, 2007 was $212.6 million. These assets represent a significant potential source of liquidity that may be used to contribute capital to BankAtlantic as appropriate.
          While the shares of Stifel common stock and warrants to acquire Stifel shares provide a source of potential liquidity, the Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received in connection with the merger through August 28, 2008 nor more than two-thirds of the shares of Stifel common stock received in connection with the merger from August 29, 2008 through August 29, 2009. Subject to the foregoing restrictions, the Company may from time to time sell Stifel equity securities and use the proceeds for general corporate purposes. As of September 30, 2007, the Company may sell 792,451 shares of Stifel common stock and 160,575 shares of Stifel common stock upon exercise of the Stifel warrants. Stifel filed a registration statement on June 28, 2007, registering for resale by the Company after August 28, 2007 of up to 1,061,547 shares of Stifel common stock, including 792,000 shares owned by the Company and 161,000 shares issuable to the Company upon the exercise of the Warrants. Stifel has agreed to register the remaining shares issued in connection with the merger and to grant incidental “piggy-back” registration rights.
          The Company has invested $50.0 million in equity securities with a money manager. The equity securities had a fair value of $59.6 million as of September 30, 2007. It is anticipated that these funds will be invested in this manner until

Financial Services — (Continued)
needed to fund the operations of the Company and its subsidiaries. The Company has utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings and as a source of funds to repurchase its Class A common stock.
          In September 2007 and June 2007, the Company participated in pooled trust preferred securities offerings in which the Company received $5 million and $25 million, respectively, of net cash proceeds from the offering. The junior subordinated debentures issued by the Company in connection with the offerings bear interest at three month LIBOR plus 150 basis points and three month LIBOR plus 145 basis points, respectively, and mature in September 2037 and June 2037. The junior subordinated debentures are redeemable five years from their issuance date at a redemption price of 100% of the principal amount plus accrued unpaid interest. The Company intends to use the proceeds from the offering for general corporate purposes.
          In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock. During the nine months ended September 30, 2007, the Company repurchased and retired the remaining 5,440,300 shares of Class A common stock available under the May 2006 program at an aggregate purchase price of $53.8 million. The Company’s Board of Directors in September 2007 approved a new buyback program for up to an additional 6,000,000 shares of Class A common Stock. Share repurchases will be based on market conditions and liquidity requirements. No termination date was set for the buyback program. It is expected that the shares will be purchased on the open market, although we may purchase shares through private transactions. The Company had not repurchased any shares under this new program as of September 30, 2007.
BankAtlantic Liquidity and Capital Resources
          In November 2007, the Office of Thrift Supervision terminated the April 2006 Cease and Desist Order entered into by BankAtlantic as a result of previous deficiencies in its compliance with the Bank Secrecy Act. The OTS determined that it was appropriate to terminate the Cease and Desist Order after its examinations of BankAtlantic indicated BankAtlantic’s significant compliance with the terms of the Cease and Desist Order.
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
          The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.4 billion as of September 30, 2007. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $551.6 million at September 30, 2007.  BankAtlantic has established lines of credit for up to $582.9 million with other banks to purchase federal funds of which $125 million was outstanding as of September 30, 2007.  BankAtlantic has also established a $7.1 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at September 30, 2007, $50 million of short-term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed.  At September 30, 2007, BankAtlantic had $14.9 million of brokered deposits.
          BankAtlantic’s commitments to originate and purchase loans at September 30, 2007 were $204 million and $30 million, respectively, compared to $271 million and $48 million, respectively, at September 30, 2006. At September 30, 2007, total loan commitments to originate represented approximately 4.4 % of net loans receivable.
          At September 30, 2007, BankAtlantic had investments and agency guaranteed mortgage-backed securities of approximately $80.5 million pledged against securities sold under agreements to repurchase, $108.5 million pledged against public deposits, $55.8 million pledged against the Federal Reserve Investment program and $1.3 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo store expansion strategy and has opened 30 stores since January 2005. At September 30, 2007, BankAtlantic had $4.8 million of commitments to purchase land for store expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future store construction throughout Florida. BankAtlantic’s estimated capital expenditures for the remainder of 2007 and 2008 in connection with the store expansion initiatives are expected to be approximately $27.8 million. BankAtlantic anticipates opening seven new stores during the fourth quarter of 2007 and six new stores during 2008.

Financial Services — (Continued)
     At September 30, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements.
          At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At September 30, 2007:
Total risk-based capital	$521,578	11.93%	8.00%	10.00%
Tier 1 risk-based capital	$444,763	10.17%	4.00%	6.00%
Tangible capital	$444,763	7.20%	1.50%	1.50%
Core capital	$444,763	7.20%	4.00%	5.00%

At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2006.
          As indicated in Part II Item 1- Legal Proceedings, the Company and certain of its officers and a former officer were named in a purported class-action lawsuit. The Company has not established a litigation reserve as this action is in the discovery phase and an estimate of possible losses or range of possible losses, if any, is not determinable.
Off Balance Sheet Arrangements and Contractual Obligations as of September 30, 2007

(in thousands)	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$1,002,197	$843,047	$125,141	$33,957	$52
Long-term debt	323,320	—	—	—	323,320
Advances from FHLB (1)	1,417,047	1,235,047	152,000	30,000	—
Operating lease obligations	147,772	2,356	21,995	18,365	105,056
Pension obligation	14,336	938	2,220	2,848	8,330
Other obligations	37,329	12,210	10,869	6,250	8,000

Total contractual cash obligations	$2,942,001	$2,093,598	$312,225	$91,420	$444,758

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Homebuilding & Real Estate Development
          Our Homebuilding & Real Estate Development activities are comprised of the operations of Levitt. Levitt present its results in four reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt Corporation and its subsidiaries, and are not references to BFC Financial Corporation.
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation (“Levitt Corporation” or the “Company”) and its wholly owned subsidiaries as of and for the three and nine months ended September 30, 2007 and 2006. The Company may also be referred to as “we,” “us,” or “our.” Levitt Corporation engages in real estate activities through Levitt and Sons, LLC (“Levitt and Sons”), Core Communities, LLC (“Core Communities”) and other operations, which includes Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen”) and investments in real estate projects through subsidiaries and joint ventures.
          Acquired in December 1999, Levitt and Sons is a developer of single family home and townhome communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operates in two reportable segments, Primary Homebuilding and Tennessee Homebuilding. On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Florida (“Bankruptcy Cases”). See Executive Overview and Part II. Item 1. Legal Proceedings.
          Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition, South Carolina, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses more than 8,200 total acres, including approximately five miles of frontage on Interstate 95 and 8.5 million square feet of commercial space, and Tradition, South Carolina currently encompasses approximately 5,400 acres for residential development and approximately 1.5 million square feet of commercial space. Levitt Commercial specializes in the development of industrial properties. Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
          Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions.  Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties.  In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, you should refer to the other risks and uncertainties discussed throughout this Form 10-Q for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. When considering those forward-looking statements, you should keep in mind the risks, uncertainties and other cautionary statements in this Form 10-Q.  Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry, while other factors apply directly to us.  Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including:  the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory;  the impact of market

Homebuilding & Real Estate Development (Continued)
conditions for commercial property and whether the factors negatively impacting the homebuilding industry and residential real estate will impact the market for commercial property; continued declines in the estimated fair value of our real estate inventory and the potential for further write-downs or impairment charges;  the effects of increases in interest rates and availability of credit to buyers of our inventory; the realization of cost savings associated with reductions of workforce and the ability to limit overhead and costs commensurate with sales; the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all; the Company’s ability to access additional capital on acceptable terms, if at all; the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ reorganization and/or liquidation process on Levitt Corporation and its results of operation and financial condition; Levitt and Sons’ ability to develop, prosecute, confirm and consummate a plan of reorganization or liquidation; Levitt and Sons’ ability, through the Chapter 11 process, to reach agreement with its lenders or other third parties to complete unfinished projects, homes and amenities, to consummate delayed closings or to otherwise maximize recovery for Levitt and Sons’ customers and creditors and the Company’s success at managing the risks involved in the foregoing.  Many of these factors are beyond our control.  The Company cautions that the foregoing factors are not exclusive.
Executive Overview
          Our operations are concentrated in the real estate industry, which is cyclical in nature. In addition, the majority of our inventory is located in the State of Florida. Until its filing for protection under the Bankruptcy Code on November 9, 2007, Levitt and Sons engaged in the sale of residential housing.
          Our ongoing operations include our land development business, Core Communities, which sells land to residential builders as well as to commercial developers, and internally develops commercial real estate and enters into lease arrangements with tenants. In addition, our Other Operations consist of an investment in Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
Levitt and Sons
          The Homebuilding Division, which operates through Levitt and Sons, consists of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. The homebuilding environment continued to deteriorate throughout 2007 as increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the industry. In the Tennessee Homebuilding segment, Levitt and Sons delivered significantly fewer homes in the first nine months of 2007, as compared to the same period of 2006 due to these difficult market conditions, and in both segments of our Homebuilding Division, Levitt and Sons experienced decreased orders and increased cancellation rates on homes in backlog.
          There has been a significant slowdown in the Florida market, and new orders in 2007 reflected a reduction in average sales price due to sales incentives and discounts. Average sales prices of deliveries, while higher than the prior year, were also significantly reduced in 2007 by discounts provided in an effort to avoid cancellations and encourage closings.
          The Homebuilding Division’s backlog at September 30, 2007 was substantially lower than the December 31, 2006 level. The value of the backlog decreased reflecting fewer units at lower average selling prices.  The number of units in backlog decreased as the number of home closings exceeded new sales net of cancellations in the nine months ended September 30, 2007. In addition, sales prices have been impacted by downward pressure as pricing incentives are implemented industry-wide in an effort to generate sales in the face of a significant imbalance in housing supply and demand.
          Consistent with broader industry trends, in the three and nine months ended September 30, 2007, Levitt and Sons continued to experience further deterioration of demand in its markets. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as buyers’ fears about the direction of the market, exerted

Homebuilding & Real Estate Development (Continued)
downward pricing pressure for residential homes and land. Based on a project by project assessment of local market conditions, existing backlog and available remaining inventory, Levitt and Sons offered various sales incentives to our customers and aggressively reduced pricing in 2007 in an effort to increase sales. These actions led to downward pressure on current and future margins. There is no indication that market conditions will improve in the foreseeable future.
          Levitt and Sons engaged in discussions with its five principal lenders in which it sought to obtain meaningful concessions or agreements to restructure its outstanding indebtedness. No agreements or concessions were made that addressed either the short term or longer term cash flow requirements of Levitt and Sons or debt repayment. Levitt and Sons did not pay the approximately $2.6 million of interest payments due to its five lenders on October 10, 2007, and defaulted under the terms of its loan agreements. Due to the uncertainty regarding Levitt and Sons indebtedness and the continued deterioration of the homebuilding industry in general, and Levitt and Sons operations in particular, Levitt Corporation which had previously loaned Levitt and Sons approximately $84.3 million stopped funding the cash flow needs of this subsidiary. Levitt Corporation was unwilling to commit additional material loans to Levitt and Sons unless Levitt and Sons debt was restructured in a way which increased the likelihood that Levitt and Sons could generate sufficient cash to meet its future obligations and be positioned to address the long term issues it faced. Levitt and Sons ceased development at its projects at September 30, 2007 due to a lack of funding. $154.3 million and $217.6 million in impairment charges were recorded in the three and nine months ended September 30, 2007, respectively, due to the ceasing of development activities and the assessment of the market for various homebuilding projects. In addition, on September 20, 2007, Levitt and Sons reduced its workforce by 149 employees, and additional reductions in workforce involving 179 employees occurred subsequent to September 30, 2007. Severance charges of $1.2 million were recorded for the three months ended at September 30, 2007 related to the September reduction in force, and severance charges associated with the reductions subsequent to the September 30, 2007 are approximately $1.5 million.
          The downward trends in the homebuilding industry, the cash flow requirements of the Levitt and Sons projects and the absence of any meaningful concessions or modifications from Levitt and Sons’ lenders have led to Levitt and Sons’ insolvency. As a consequence, on November 9, 2007 the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.
          Based on this filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation anticipates that it will de-consolidate Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results, and will prospectively account for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment.  Under cost method accounting, income would only be recognized to the extent of cash received in the future.  At September 30, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $88.2 million and there are outstanding advances due from Levitt and Sons of $84.3 million at Levitt Corporation resulting in a net negative investment of $3.9 million.  After November 9, 2007, Levitt Corporation will continue to evaluate its cost method investment in Levitt and Sons to determine the appropriate treatment based upon the realizability of the investment balance.
Core Communities
          The Land Division generates revenue from land sales from two master planned communities: Tradition, Florida and Tradition, South Carolina.  Tradition, Florida has been in active development for several years, while Tradition, South Carolina is in the early stage of development.  Revenue is principally derived from the sale of land parcels. Additionally, the Land Division generates ancillary revenue from commercial leasing and provides irrigation services and marketing services to the homebuilders who purchase developed property in Core’s master planned communities. Core generated higher revenues from services in the current period compared to the prior period due to increased rental income associated with commercial leasing of certain properties and increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida.

Homebuilding & Real Estate Development (Continued)
     Tradition, Florida encompasses more than 8,200 total acres, including approximately 5,700 net saleable acres. Approximately 1,757 acres have been sold to date and 291 acres were subject to firm sales contracts with various purchasers as of September 30, 2007. Tradition, South Carolina, encompasses almost 5,400 total acres, including approximately 3,000 net saleable acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services, and had no firm sales contracts as of September 30, 2007.
     Our Land division did not record any significant sales in the three and nine months ended September 30, 2007 as demand for residential inventory by homebuilders in Florida substantially decreased. In response, the Land Division has concentrated on seeking buyers for commercial property. In addition to sales of parcels to developers, the Land Division plans to continue to internally develop certain projects for leasing to third parties. It is expected that a higher percentage of revenue in the near term will come from sales of commercial property in Florida where the market for commercial property has to date remained relatively stable. In addition, the Land Division expects to realize increased revenues in the future arising from residential and commercial land sales in South Carolina as development on Tradition, South Carolina progresses.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins between 30.0% and 60.0% on Land Division sales, margins on land sales are likely to remain in the lower end of the historical range given the current downturn in the real estate markets and the significant decrease in demand in Florida. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors.
     During the second quarter of 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. In June 2007, Core was reviewing bids that required management to have significant continuing involvement in these assets after the sale. As of September 30, 2007, management determined it is probable that Core will sell these projects and while Core may retain an equity interest in the properties and provide ongoing management services to a potential buyer, the anticipated level of continuing involvement is not expected to be significant. It is management’s intention to complete the sale of these assets by the first quarter of 2008. The assets are available for immediate sale in their present condition. However, Core has not entered into definitive agreements for the sale of these assets and there is no assurance that these sales will be completed in the timeframe expected by management or at all. Due to this decision, the projects and assets that are for sale have been classified as a discontinued operation for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Quarterly Report on Form 10-Q. The assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale were also reclassified in the unaudited consolidated statements of financial condition. Prior period amounts have been reclassified to conform to the current year presentation. As of September 30, 2007, the carrying value of the subject net assets for sale was $19.5 million. This amount is comprised of total assets of $85.7 million less total liabilities of $66.2 million. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at September 30, 2007.

Homebuilding & Real Estate Development (Continued)
Other Operations
     On August 29, 2007, Levitt Corporation distributed to each holder of record of Levitt’s Class A common stock and Class B common stock as of August 27, 2007 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”), or an aggregate of rights to purchase 200 million shares. The Rights Offering was priced at $2.00 per share, commenced on August 29, 2007 and was completed on October 1, 2007. Levitt Corporation received $152.8 million of proceeds in connection with the exercise of rights by its shareholders. As a result of the offering, Levitt Corporation issued an aggregate of 76,424,066 shares of the Company’s Class A common stock on October 1, 2007. The proceeds will be used for general corporate purposes.
     As a result of the reduction in operating activity at Levitt and Sons projects, Levitt Corporation reduced its workforce by 25 employees on September 20, 2007. Levitt Corporation also evaluated its capitalized interest related to Levitt and Sons’ projects. As a result of the deterioration of market factors in the Levitt and Sons projects and the ceasing of development activity at the Levitt and Sons projects, $9.3 million of capitalized interest on the respective projects was deemed to also be impaired and was written off in the three and nine months ended September 30, 2007 in the Other Operations segment.
Financial and Non-Financial Metrics
     Performance and prospects are evaluated using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (measured as revenues from sales of real estate minus cost of sales of real estate), margin percentage (measured as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. Non-financial metrics used to evaluate historical performance include the number and value of new orders executed, the number of cancelled contracts and resulting spec inventory, the number of housing starts and the number of homes delivered. In evaluating future prospects, management considers non-financial information such as the number of homes and acres in backlog (measured as homes or land subject to an executed sales contract) and the aggregate value of those contracts as well as cancellation rates of homes in backlog. The ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to operating results, financial position and liquidity and were used in Levitt Corporation’s determination to suspend additional investment in Levitt and Sons. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserve and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete of construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) inventory of real estate; (b) investments in unconsolidated subsidiaries; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes, (g) impairment of long-lived assets and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2006.

Homebuilding & Real Estate Development (Continued)
Inventory of real estate
     As of September 30, 2007, Levitt and Sons was in the process of attempting to negotiate with its lenders to obtain meaningful concessions or agreements to restructure its outstanding debt and determine if these lenders would fund the projects serving as collateral for their debt. As of that date, Levitt Corporation had indicated that it would not commit to make any additional material loans to Levitt and Sons unless Levitt and Sons was successful in obtaining acceptable concessions or restructuring agreements with its principal lenders. Without additional funding from the lenders or Levitt Corporation, Levitt and Sons will not be able to continue development of its projects. As a result, development activity was suspended at virtually all of Levitt and Sons’ homebuilding projects at the end of September 2007.
     At September 30, 2007, the real estate inventory was reviewed for impairment in accordance with SFAS No. 144. The further deterioration in the homebuilding market along with the disruption in the credit markets in the third quarter of 2007, have significantly adversely impacted the value of this inventory beyond previous expectations, causing us to re-assess all projects for impairment at September 30, 2007. The fair market value of the real estate inventory balance at September 30, 2007 was assessed on a project-by-project basis. As management has ceased development at the real estate projects at September 30, 2007, it was determined that each project should be reported at the lower of cost or fair market value. At September 30, 2007, the fair market value calculation was based on the following principles and assumptions:
➢	For projects representing land investments, where homebuilding activity has not yet begun (which consisted of seven projects in the Primary Homebuilding segment) valuation models were used. Management believes that these valuation models are the best evidence of fair value and were used as the basis for the measurement. The projects were analyzed and valued from the perspective of what a land developer would pay to acquire the projects. The analysis included an evaluation of the type of units that could be constructed and the selling price for such units. The projected land acquisition price was assumed to be financed with debt amounting to 75% of the purchase price at interest rates ranging from 10-15%. A 25% internal rate of return was assumed on the equity portion of the investment. If the suggested project fair value was lower than the carrying value of the real estate inventory at September 30, 2007, an impairment charge was recognized to reduce the carrying value of the project to the fair value.

➢	For projects with homes under construction, where development had ceased as of September 30, 2007 (which consisted of twelve projects in the Primary Homebuilding segment) cash flow models were used. These cash flows were determined based on the assumption of a third party completing these projects and achieving a reasonable expected rate of return on this inventory. The related unleveraged cash flow models projected future revenues and costs-to-complete and the sale of the remaining inventory based on the current status of each project. Many of these projects are in the early stages of development and, accordingly, the projections extend for four to seven years into the future, thereby increasing the inherent uncertainty in the projections. The cash flows used were updated in the third quarter of 2007 to reflect current market trends, current pricing strategies and cancellation trends. If the carrying amount of the project exceeded the present value of the cash flows from the project discounted using the weighted average cost of capital, an impairment charge was recognized to reduce the carrying value of the project to fair market value. Specific assumptions for projected unit sales and margin percentage in these cash flows include:
o	A 25% internal rate of return is assumed on the equity portion of the investment with a weighted average cost of capital of 15.4%;

o	for projects with single family or a mix of single family and townhome products (representing ten projects) the estimated average future sales prices was based on current sales prices with significant discounts and incentives continuing through 2009. Discounting activity is assumed to gradually diminish beginning in the second half of 2009 followed by average sales price increases ranging up to 4% in 2010 through 2012. All sales price increases are assumed to cease after 2012;

Homebuilding & Real Estate Development (Continued)
o	for projects with townhomes (representing two projects) no sales price increases or elimination of discounts were assumed due to market saturation in Florida;

o	estimated future construction and land development costs were kept relatively consistent with the level of projected deliveries throughout the entire project; and

o	estimates of average gross margin percentages ranged between 10% and 17% through 2010 and 17% and 21% in 2011 and beyond depending on the specific location of the project and the current backlog.
➢	Six projects in the Tennessee Homebuilding segment were under a letter of intent or draft contract at September 30, 2007. The fair value of such projects were assumed to be the contract price contemplated in the letters of intent or draft contracts. In calculating the fair market value, we estimated selling and closing costs of 2.5% to sell these properties.

➢	For the remaining 86 lots in backlog at September 30, 2007 in the Tennessee Homebuilding segment, any lots with projected losses were fully reserved.
     As a result of the above analysis, we recorded impairment charges of approximately $163.6 million in cost of sales in the three months ended September 30, 2007 for sixteen projects in the Primary Homebuilding segment, for eleven projects in the Tennessee Homebuilding segment and for capitalized interest in the Other Operations segment related to the projects in the Homebuilding Division that Levitt and Sons has ceased developing . No impairment charges were recorded in the three months ended September 30, 2006. In the nine months ended September 30, 2007 and 2006, impairment charges amounted to approximately $226.9 million and $4.7 million, respectively.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$122,824	130,939	(8,115)	389,486	387,140	2,346
Other revenues	1,449	1,782	(333)	5,063	5,515	(452)

Total revenues	124,273	132,721	(8,448)	394,549	392,655	1,894

Costs and expenses
Cost of sales of real estate	275,340	104,520	170,820	559,842	312,228	247,614
Selling, general and administrative expenses	31,556	31,678	(122)	96,887	88,703	8,184
Other expenses	1,112	615	497	2,007	3,164	(1,157)

Total costs and expenses	308,008	136,813	171,195	658,736	404,095	254,641

Earnings from Bluegreen Corporation	4,418	6,923	(2,505)	7,519	9,026	(1,507)
Interest and other income	3,109	1,548	1,561	8,743	4,549	4,194

(Loss) income from continuing operations before income taxes	(176,208)	4,379	(180,587)	(247,925)	2,135	(250,060)
Benefit (provision) for income taxes	6,228	(1,399)	7,627	20,729	(583)	21,312

(Loss) income from continuing operations	(169,980)	2,980	(172,960)	(227,196)	1,552	(228,748)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	812	(7)	819	917	24	893

Net (loss) income	$(169,168)	2,973	(172,141)	(226,279)	1,576	(227,855)

Homebuilding & Real Estate Development (Continued)
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     We had a consolidated net loss of $169.2 million for the three months ended September 30, 2007 as compared to net income of $3.0 million in the same period in 2006. The significant loss in the three months ended September 30, 2007 was primarily due to $163.6 million of impairment charges related to inventory of real estate of which $154.3 million is recorded in the Homebuilding Division and $9.3 million is recorded in the Other Operations segment related to capitalized interest. There was no impairment charges in the three months ended September 30, 2006.  In addition, the reductions in force on September 20, 2007 resulted in $1.2 million of severance accruals being recorded in the three months ended September 30, 2007. In addition, the results for the three months ended September 30, 2007 were negatively impacted by lower sales of real estate from the Land Division and lower earnings associated with Bluegreen Corporation’s results as compared to the same period in 2006.  These decreases were offset by an increase in interest and other income associated with the increased forfeited deposits realized by the Homebuilding Division.
     Revenues from sales of real estate decreased 6.2% to $122.8 million for the three months ended September 30, 2007 from $130.9 million for the same period in 2006.  In the three months ended September 30, 2007, the Land Division sold two lots or approximately one acre compared to 29 acres sold in the same period in 2006. Additionally, Homebuilding Division revenues from sales of real estate also decreased slightly to $122.2 million during the three months ended September 30, 2007, compared to $122.6 million for the same period in 2006. During the three months ended September 30, 2007, 375 homes were delivered as compared to 403 homes delivered during the same period in 2006.  The decreases in deliveries were offset by $8.0 million of revenue associated with land sales recorded by the Primary Homebuilding Division for the three months ended September 30, 2007.
     Other revenues decreased $333,000 to $1.4 million for the three months ended September 30, 2007, compared to $1.8 million during the same period in 2006.  Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company because we used an outside title broker for more closings in the 2007 period compared to the 2006 period due to the geographic location of the closings.
     Cost of sales of real estate increased $170.8 million to $275.3 million during the three months ended September 30, 2007, as compared to $104.5 million in the same period in 2006.  Cost of sales increased despite the decrease in revenues from sales of real estate.  The increase was due to impairment charges being recorded in an aggregate amount of $163.6 million in both of our segments of the Homebuilding Division and in the Other Operations segment during the three months ended September 30, 2007 compared to no impairment charges in the same period in 2006.  Lastly, the increase in cost of sales is related to $7.7 million of costs of sales related to a land sale that occurred during the period. The increases in cost of sales were partially offset by lower cost of sales in the Land Division due to lower sales.
     Consolidated margin percentage declined during the three months ended September 30, 2007 to a negative margin of 124.2% compared to a margin of 20.2% in the three months ended September 30, 2006 primarily related to the impairment charges recorded.  Consolidated gross margin excluding impairment charges was 9.0% compared to a gross margin of 20.2% for the same period in 2006. The decline was associated with significant discounts offered to reduce cancellations and encourage buyers to close and aggressive pricing discounts on spec units, and lower margin land sales that occurred in the three months ended September 30, 2007.
     Selling, general and administrative expenses decreased $122,000 to $31.6 million during the three months ended September 30, 2007 compared to $31.7 million during the same period in 2006. Selling, general and administrative expenses decreased as a result of decreased advertising costs and lower incentive compensation.  The decrease in incentive compensation is attributable to the lower profitability of the Company and the reduction in force that occurred in the three months ended September 30, 2007. This decrease was offset by increased outside broker commissions, and increased operating expenses related to commercial leasing. The increase in outside broker costs is due to the increased use of outside brokers to direct buyers to our homebuilding communities, and the increase in expenses related to rental properties is attributable to costs associated with our commercial leasing operations that were not incurred in the prior year. Lastly, professional services remained flat. We incurred fees for advisory services being performed related to the Bankruptcy Cases that were filed on November 9, 2007 and

Homebuilding & Real Estate Development (Continued)
associated legal and accounting fees for this activity. These fees were offset by a reduction in non-capitalizable consulting services which were performed in the three months ended September 30, 2006 related to the systems implementation that did not take place in the same period in 2007. As a percentage of total revenues, selling, general and administrative expenses increased to 25.4% during the three months ended September 30, 2007, from 23.9% during the same period in 2006 due to the decrease in total revenues.
     Interest incurred and capitalized totaled $13.2 million in the three months ended September 30, 2007 compared to $11.5 million for the same period in 2006. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $7.6 million and $4.0 million, respectively.
     Other expenses increased $497,000 to $1.1 million for the three months ended September 30, 2007 from $615,000 for the same period in 2006.  As part of the reduction in force discussed above, we vacated certain leased space. The increase in expense is attributable to expensing certain leasehold improvements in the Other Operations segment.  The leasehold improvements related to this leased space will not be recovered and were written off in the three months ended September 30, 2007. The space is currently under a plan to be subleased and rental payments are expected to be recovered. There was no comparable charge in the same 2006 period.
     Bluegreen reported net income for the three months ended September 30, 2007 of $14.0 million, as compared to net income of $21.9 million for the same period in 2006. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $4.4 million for the three months ended September 30, 2007 period compared to our interest in Bluegreen’s earnings of $6.9 million for the same period in 2006.
     Interest and other income increased from $1.5 million during the three months ended September 30, 2006 to $3.1 million during the same period in 2007.  This change was primarily related to higher forfeited deposits on cancelled contracts in our Homebuilding Division.
     The benefit for income taxes had an effective rate of 3.5% in the three months ended September 30, 2007 compared to 31.9% in the three months ended September 30, 2006.  The decrease in the effective tax rate is a result of recording a valuation allowance in the three months ended September 30, 2007 for those deferred tax assets that are not expected to be recovered in the future.  Due to the significant impairment charges recorded in the three months ended September 30, 2007, the expected timing of the reversal of those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize all of the deferred tax assets.  At September 30, 2007, we had $105.4 million in gross deferred tax assets.  After consideration of $25.2 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $80.2 million was recorded.  The increase in the valuation allowance from December 2006 is $79.8 million.
     The income (loss) from discontinued operations, which comprises two commercial leasing projects at Core Communities increased $819,000 from a $7,000 loss in the three months ended September 30, 2006 to income of $812,000 for the three months ended September 30, 2007 The increase is due to increased commercial lease activity generating higher rental revenues.
For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     We had a consolidated net loss of $226.3 million for the nine months ended September 30, 2007 as compared to net income of $1.6 million for the same period in 2006. The significant loss in the nine months ended September 30, 2007 was the result of recording $226.9 million of impairment charges related to inventory of real estate of which $217.6 million is recorded in the Homebuilding Division and $9.3 million is recorded in the Other Operations segment related to capitalized interest. This compares to $4.7 million of impairment charges being recorded in the nine months ended September 30, 2006. In addition, there were decreased sales of real estate and margins on sales of real estate by our Land Division and Other Operations, and higher selling, general and

Homebuilding & Real Estate Development (Continued)
administrative expenses associated with all operations except in the Tennessee Homebuilding segment.  In addition, Bluegreen Corporation’s earnings decreased during the nine months ended September 30, 2007 as compared to the same period in 2006.  These decreases were slightly offset by an increase in interest and other income associated with the increased forfeited deposits realized by the Homebuilding Division.
     Revenues from sales of real estate increased to $389.5 million for the nine months ended September 30, 2007 from $387.1 million for the same period in 2006.  This increase is attributable to higher sales of real estate in our Primary Homebuilding segment and Other Operations segment due to land sale revenue being recognized by the Homebuilding segments and Levitt Commercial recording 17 unit sales in the 2007 period. There were no land sales or Levitt Commercial sales recorded in the same period in 2006.  In addition, during the nine months ended September 30, 2007, 982 homes were delivered as compared to 958 homes delivered during the same period in 2006 in the Primary Homebuilding segment. These increases were slightly offset by a decrease in the sales of real estate for the Land Division for the nine months ended September 30, 2007 compared to the 2006 period.   The Land Division sold approximately 2 acres in the nine months ended September 30, 2007 as compared to 134 acres in the same period in 2006.  In addition, the Tennessee Homebuilding segment had a decrease in revenues from home sales as a result of delivering 134 homes at an average sales price of $208,000 in the nine months ended September 30, 2007 compared to delivering 276 homes at an average sales price of $217,000 for the same period in 2006.
     Other revenues decreased $452,000 to $5.1 million for the nine months ended September 30, 2007, compared to $5.5 million during the same period in 2006.  Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company because we used an outside title broker for more closings in the 2007 period compared to the 2006 period due to the geographic location of the closings.
     Cost of sales of real estate increased $247.6 million to $559.8 million during the nine months ended September 30, 2007, as compared to $312.2 million for the same period in 2006.  The increase in cost of sales was due to the increased impairment charges recorded in an aggregate amount of $226.9 million compared to $4.7 million in the same period in 2006.  In addition, included in cost of sales is $19.0 million associated with sales of land by both segments of the Homebuilding Division that management decided to not develop further, while there were no cost of sales in the corresponding period of 2006 due to no land sales in that period. These increases were offset by lower cost of sales due to fewer land sales recorded by the Land Division.
     Consolidated margin percentage declined during the nine months ended September 30, 2007 to a negative margin of 43.7% compared to a margin of 19.4% in the nine months ended September 30, 2006 primarily related to the impairment charges recorded in the Homebuilding Division and Other Operations segment.  Consolidated gross margin excluding impairment charges was 14.5% in the nine months ended September 30, 2007 compared to a gross margin of 20.6% for the same period in 2006. The decline was associated with significant discounts offered in 2007 to reduce cancellations and encourage buyers to close and aggressive pricing discounts on spec units as well as a lower margin being earned on land sales.
     Selling, general and administrative expenses increased $8.2 million to $96.9 million during the nine months ended September 30, 2007 compared to $88.7 million during the same period in 2006 primarily as a result of higher employee compensation and benefits, increased outside broker commissions, increased advertising, increased depreciation and increased professional fees.  The increase in employee compensation and benefits is mainly due to severance related charges in the amount of approximately $2.6 million related to reductions in force in our Primary Homebuilding and Other Operations segments in the nine months ended September 30, 2007 compared to $1.0 million in severance charges recorded in our Homebuilding Division in the same period in the prior year.  The increase also relates to increased sales commissions related to increased homebuilding revenue and higher sales commission percentages being paid in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in outside broker costs and advertising was due to more aggressive efforts to direct buyers to our communities in a challenging homebuilding environment. Depreciation expense increased approximately $1.3 million due to the amortization of software costs in the nine months ended September 30, 2007 as well as the increased depreciation associated with Core Communities’ commercial assets.  No software costs were amortized in the nine months ended September 30, 2006 as our new information technology system was not implemented until October 2006, and many of the commercial assets were put into use at the end of 2006. Lastly,

Homebuilding & Real Estate Development (Continued)
fees for professional services increased relating to increased legal and accounting costs related to the proposed BFC merger which was cancelled in the third quarter of 2007 and costs associated with amendments to our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.  In addition, professional fees were incurred related to the Bankruptcy Cases that were filed on November 9, 2007.  These professional fees were slightly offset by a reduction in non-capitalizable consulting services which were performed in the nine months ended September 30, 2006 related to the systems implementation.  These increases were offset by lower selling, general and administrative costs in our Tennessee Homebuilding segment as average headcount and overhead spending decreased commensurate with the decrease in units under construction and in backlog.  As a percentage of total revenues, selling, general and administrative expenses increased to 24.6% during the nine months ended September 30, 2007, from 22.6% during the same period in 2006.
     Interest incurred and capitalized totaled $38.9 million for the nine months ended September 30, 2007 compared to $29.1 million for the same period in 2006.  Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt.  At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the nine months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $17.6 million and $9.7 million, respectively.
     Other expenses of $2.0 million decreased $1.2 million during the nine months ended September 30, 2007 from $3.2 million for the same period in 2006.  The decrease was primarily attributable to the write-down of goodwill in the nine months ended September 30, 2006 of approximately $1.3 million associated with our Tennessee Homebuilding segment. In addition, title and mortgage expense decreased. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally.  These costs were lower in 2007 despite the increase in closings due to more closings handled by an outside title broker in the nine months ended September 30, 2007 compared to September 30, 2006. These decreases were slightly offset by the write-off of leasehold improvements in the nine months ended September 30, 2007, as discussed previously. There was no comparable charge in the period in 2006.
     Bluegreen reported net income for the nine months ended September 30, 2007 of $23.4 million, as compared to net income of $28.0 million for the same period in 2006.  Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $7.5 million for the 2007 period compared to $9.0 million for the same period in 2006.
     Interest and other income increased from $4.5 million during the nine months ending September 30, 2006 to $8.7 million during the same period in 2007.  This change was primarily related to higher forfeited deposits on cancelled contracts in our Homebuilding Division.
     The benefit for income taxes had an effective rate of 8.4% in the nine months ended September 30, 2007 compared to 27.3% in the nine months ended September 30, 2006.  The decrease in the effective tax rate is a result of recording a valuation allowance in the nine months ended September 30, 2007 for those deferred tax assets that are not expected to be recovered in the future.  Due to the significant impairment charges recorded in the nine months ended September 30, 2007, the expected timing of the reversal of  those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize all of the deferred tax assets.  At September 30, 2007, we had $105.4 million in gross deferred tax assets.  After consideration of $25.2 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $80.2 million was recorded.  The increase in the valuation allowance from December 31, 2006 is $79.8 million.
     The income from discontinued operations, which comprises two commercial leasing projects at Core Communities, increased $893,000 from $24,000 for the nine months ended September 30, 2006 to $917,000 in the same period in 2007.  The increase is due to increased commercial lease activity generating higher rental revenues.

Homebuilding & Real Estate Development (Continued)
PRIMARY HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$112,885	104,538	8,347	340,202	297,670	42,532
Other revenues	614	936	(322)	2,213	2,962	(749)

Total revenues	113,499	105,474	8,025	342,415	300,632	41,783

Costs and expenses
Cost of sales of real estate	247,388	83,062	164,326	496,663	235,430	261,233
Selling, general and administrative expenses	19,252	18,599	653	58,348	49,805	8,543
Other expenses	575	615	(40)	1,470	1,857	(387)

Total costs and expenses	267,215	102,276	164,939	556,481	287,092	269,389

Interest and other income	2,274	740	1,534	6,475	1,107	5,368

(Loss) income before income taxes	(151,442)	3,938	(155,380)	(207,591)	14,647	(222,238)
Benefit (provision) for income taxes	1,866	(1,519)	3,385	11,680	(5,650)	17,330

Net (loss) income	$(149,576)	2,419	(151,995)	(195,911)	8,997	(204,908)

Homes delivered (units)	332	324	8	982	958	24
Construction starts (units)	181	432	(251)	558	1,218	(660)
Average selling price of homes delivered	$316	323	(7)	338	311	27
Margin percentage	(119.2%)	20.5%	(139.7%)	(46.0%)	20.9%	(66.9%)
Gross orders (units)	159	215	(56)	753	969	(216)
Gross orders (value)	$47,037	68,497	(21,460)	219,687	312,024	(92,337)
Cancellations (units)	102	81	21	352	166	186
Net orders (units)	57	134	(77)	401	803	(402)
Backlog of homes (units)	545	1,444	(899)	545	1,444	(899)
Backlog of homes (value)	$179,796	521,844	(342,048)	179,796	521,844	(342,048)
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $47.0 million for the three months ended September 30, 2007, from $68.5 million for the same period in 2006 due to the decrease in gross orders and a decline in average sales price.  During the three months ended September 30, 2007, gross orders of 159 units were offset by 102 cancellations resulting in a cancellation rate of 64%.  During the three months ended September 30, 2006, gross orders of 215 units were offset by 81 cancellations resulting in a cancellation rate of 38%.  Average sales prices of gross orders decreased to $296,000 for the three months ended September 30, 2007, from $319,000 in the same period in 2006.  The decrease in the average sales prices of gross orders was the result of increased discounts on new orders and aggressive pricing on spec sales. Tightened credit requirements also made it increasingly difficult for our buyers to obtain financing. Construction starts decreased as compared to 2006 due to lower sales.  The average sales price of the homes in backlog at September 30, 2007 decreased 9% to $330,000 from $361,000 at September 30, 2006.
     Revenues from sales of real estate increased 8.0% to $112.9 million during the three months ended September 30, 2007, compared to $104.5 million for the same period in 2006.  The increase is primarily related to the $8.0 million of revenue recognized attributable to a sale of land that management decided to not develop further, while there was no land sales in the corresponding period of 2006. The increase in deliveries to 332 units during the three months ended September 30, 2007 compared to 324 homes delivered in the same period in 2006 was offset by

Homebuilding & Real Estate Development (Continued)
a decline in the average sales prices of homes delivered from $323,000 in the three months ended September 30, 2006 to $316,000 in the three months ended September 30, 2007.
     Other revenues decreased $322,000 to $614,000 for the three months ended September 30, 2007, compared to the same period in 2006.  Other revenues decreased due to lower revenues from our title company despite the higher number of closings because the Primary Homebuilding segment used an outside title broker for more closings in the three months ended September 30, 2007 compared to the same period in 2006 due to the geographic location of the closings.
     Cost of sales increased $164.3 million to $247.4 million during the three months ended September 30, 2007, compared to $83.1 million for the same period in 2006. The increase was primarily due to the increased impairment charges on inventory of real estate, an increase in cost of sales due to larger number of deliveries and an increase in cost of sales associated with the land sale that occurred in the three months ended September 30, 2007.  Impairment charges were $143.9 million in the three months ended September 30, 2007 compared to no charges in the three months ended September 30, 2006.
     Margin percentage (which we define as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 119.2% in the three months ended September 30, 2007 from 20.5% in the three months ended September 30, 2006 mainly attributable to impairment charges recorded in the three months ended September 30, 2007.  Gross margin excluding impairments declined from 20.5% in the three months ended September 30, 2006 to 8.3% during the three months ended September 30, 2007.  This decline was primarily attributable to significant discounts offered to reduce cancellations and encourage buyers to close, aggressive pricing on spec units, and lower margin generated on land sales.
     Selling, general and administrative expenses increased 3.5% to $19.3 million during the three months ended September 30, 2007, compared to $18.6 million during the same period in 2006 primarily as a result of higher compensation and benefits expense and higher outside broker fees offset in part by decreased advertising and marketing costs. The increase in compensation and benefits expense is related to severance related charges of approximately $1.2 million for the three months ended September 30, 2007 compared to $800,000 in the same period in 2006.  The increase in outside broker costs is due to the increased use of outside brokers to direct buyers to our communities.  These increases were offset by a decrease in advertising costs.  As a percentage of total revenues, selling, general and administrative expense was approximately 17.0% for the three months ended September 30, 2007 compared to 17.6% for the same period in 2006.
     Other expenses were $575,000 during the three months ended September 30, 2007 compared to $615,000 for the same period in 2006.  The decrease was due to title and mortgage expense decreasing. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally.  These costs were down despite the increase in closings due to more closings handled by an outside title broker in the three months ended September 30, 2007as opposed to September 30, 2006.
     Interest incurred and capitalized totaled $7.6 million and $7.1 million for the three months ended September 30, 2007 and 2006, respectively.  Interest incurred increased as a result of a higher average debt balance for the three months ended September 30, 2007.  At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales.  Cost of sales of real estate for the three months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $6.1 million and $2.5 million, respectively.
     Interest and other income increased from $740,000 during the nine months ended September 30, 2006 to $2.3 million during the same period in 2007.  This change was primarily related to an increase in forfeited deposits of $1.2 million resulting from increased cancellations of home sale contracts.
Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $219.7 million for the nine months ended September 30, 2007, from $312.0 million during the same period in 2006 due to the decrease in gross orders and a decline in average selling

Homebuilding & Real Estate Development (Continued)
price.  During the nine months ended September 30, 2007, gross orders of 753 units were offset by 352 cancellations resulting in a cancellation rate of 47%.  During the nine months ended September 30, 2006, gross orders of 969 units were offset by 166 cancellations resulting in a cancellation rate of 17%. Average sales prices of gross orders declined to $292,000 for the nine months ended September 30, 2007, from $322,000 in the same period in 2006.  The decrease in the average sales price of gross orders was the result of increased discounts on new orders, and aggressive pricing on spec sales. Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing.
     Revenues from sales of real estate increased 14.3% or $42.5 million to $340.2 million during the nine months ended September 30, 2007, from $297.7 million during the same period in 2006.  During the nine months ended September 30, 2007, 982 homes were delivered compared to 958 homes delivered during the same period in 2006.  There was also an increase in the average sales price on homes delivered to $338,000 for the nine months ended September 30, 2007, compared with $311,000 during the same period in 2006 due to deliveries from higher priced communities. Additionally during the nine months ended September 30, 2007 land sales of $8.0 million were recorded with no comparable sales in the same 2006 period.
     Other revenues decreased $749,000 to $2.2 million for the nine months ended September 30, 2007, compared to $3.0 million during the same period in 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company despite the higher number of closings because we used an outside title broker for more closings in the nine months ended September 30, 2007 compared to the same period in 2006 due to the geographic location of the closings.
     Cost of sales increased to $496.7 million during the nine months ended September 30, 2007, compared to $235.4 million for the same period in 2006. The increase was due to the increased impairment charges related to inventory of real estate, an increase in cost of sales due to larger number of deliveries and an increase in cost of sales associated with the land sale that occurred in the three months ended September 30, 2007. Impairment charges were $206.4 million in the nine months ended September 30, 2007 compared to no impairment charges in the same period in 2006.
     Margin percentage (defined as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 46.0% in the nine months ended September 30, 2007 from 20.9% in the nine months ended September 30, 2006 mainly attributable to the impairment charges recorded in the nine months ended September  30, 2007. Margin percentage excluding impairments declined from 20.9% in the nine months ended September 30, 2006 to 14.7% during the nine months ended September 30, 2007.  This decline was primarily attributable to significant discounts offered to reduce cancellations and encourage buyers to close, and aggressive pricing discounts on spec units as well as lower margin earned on the $8.0 million land sale mentioned above.
     Selling, general and administrative expenses increased 17.2% to $58.3 million during the nine months ended September 30, 2007, compared to $49.8 million in the same period in 2006 primarily as a result of higher employee compensation and benefits expense, higher broker commissions, and increased advertising costs.  The increase in employee compensation and benefits expense was due to severance related charges of approximately $2.6 million compared to $800,000 in severance charges in the nine months ended September 30, 2006. Other increases in employee compensation and benefits include increased sales commissions related to increased deliveries and higher sales commission percentages being paid in the nine months ended September 30, 2007 compared to the same period in 2006.   The increase in advertising and outside broker costs was due to increased advertising and the use of outside brokers to direct potential buyers to our communities. As a percentage of total revenues, selling, general and administrative expense was approximately 17.0% for the nine months ended September 30, 2007 compared to 16.6% for the same period in 2006.
     Interest incurred and capitalized totaled $23.2 million and $17.5 million for the nine months ended September 30, 2007 and 2006, respectively.  Interest incurred increased as a result of a higher average debt balances for the nine months ended September 30, 2007 as compared to the same 2006 period, as well as increases in the average interest rate on our variable-rate debt.  At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales.  Cost of sales of real estate for the nine months ended

Homebuilding & Real Estate Development (Continued)
September 30, 2007 and 2006 included previously capitalized interest of approximately $13.9 million and $6.1 million, respectively.
     Interest and other income increased from $1.1 million during the nine months ended September 30, 2006 to $6.5 million during the same period in 2007.  This change was primarily related to an increase in forfeited deposits of $5.1 million resulting from increased cancellations of home sale contracts, offset in part by a decrease in interest income.
TENNESSEE HOMEBUILDING DIVISION RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except unit information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$9,339	18,099	(8,760)	39,844	59,816	(19,972)

Total revenues	9,339	18,099	(8,760)	39,844	59,816	(19,972)

Costs and expenses
Cost of sales of real estate	19,822	16,007	3,815	49,156	57,497	(8,341)
Selling, general and administrative expenses	1,552	2,736	(1,184)	5,416	9,670	(4,254)
Other expenses	—	—	—	—	1,307	(1,307)

Total costs and expenses	21,374	18,743	2,631	54,572	68,474	(13,902)

Interest and other income	25	45	(20)	77	103	(26)

Loss before income taxes	(12,010)	(599)	(11,411)	(14,651)	(8,555)	(6,096)
(Provision) benefit for income taxes	(100)	276	(376)	824	2,738	(1,914)

Net loss	$(12,110)	(323)	(11,787)	(13,827)	(5,817)	(8,010)

Homes delivered (units)	43	79	(36)	134	276	(142)
Construction starts (units)	55	51	4	167	187	(20)
Average selling price of homes delivered	$196	229	(33)	207	217	(10)
Margin percentage	(112.2%)	11.6%	(123.8%)	(23.4%)	3.9%	(27.2%)
Gross orders (units)	47	93	(46)	216	347	(131)
Gross orders (value)	$10,649	19,535	(8,886)	47,283	70,892	(23,609)
Cancellations (units)	55	31	24	118	116	2
Net orders (units)	(8)	62	(70)	98	231	(133)
Backlog of homes (units)	86	148	(62)	86	148	(62)
Backlog of homes (value)	$17,608	32,745	(15,137)	17,608	32,745	(15,137)
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $10.6 million for the three months ended September 30, 2007, from $19.5 million for the same period in 2006 due to the decrease in the number of gross orders and a decline in the average selling price.  During the three months ended September 30, 2007, gross orders of 47 units were offset by 55 cancellations resulting in a cancellation rate of 117%. During the three months ended September 30, 2006, gross orders of 93 were offset by 31 cancellations resulting in a cancellation rate of 33%.  Average sales prices of gross orders increased to $227,000 for the three months ended September 30, 2007, compared with $210,000 in the same period in 2006.  The decrease in gross orders was the result of continuing slow market conditions as traffic trended

Homebuilding & Real Estate Development (Continued)
downward and conversion rates slowed, as well as reduced inventory available for sale as we wind down our Tennessee operations.  Tightened credit requirements have also made it increasingly difficult for our buyers to obtain financing.  At September 30, 2007, 86 homes remained in backlog with 74 of those units under construction.
     Revenues from sales of real estate decreased to $9.3 million during the three months ended September 30, 2007, compared to $18.1 million during the same 2006 period. During the three months ended September 30, 2007, 43 homes were delivered at an average sales price of $196,000 as compared to 79 homes delivered at an average price of $229,000 during the three months ended September 30, 2006. The decrease in the average price of homes delivered was due to the mix of homes delivered in the quarter and downward pricing pressures, reflecting the downturn in the homebuilding market.  Additionally included in revenue is approximately $1.0 million in lot sales occurring in the three months ended September 30, 2007.
     Cost of sales increased 23.8% to $19.8 million during the three months ended September 30, 2007 compared to $16.0 million during the same period in 2006 due to increased impairment charges related to inventory offset by a decrease in cost of sales due to the decrease in home deliveries.  Impairment charges were $10.5 million in the three months ended September 30, 2007 compared to no charges in the three months ended September 30, 2006.
     Margin percentage decreased to a negative margin of 112.2% in the three months ended September 30, 2007 compared to a margin of 11.6% in the three months ended September 30, 2006.  This decrease in margin percentage was primarily attributable to impairment charges of $10.5 million recorded in the three months ended September 30, 2007. There were no impairment charges recorded in the same period in 2006. Margin percentage excluding impairments declined from 11.6% during the three months ended September 30, 2006 to a negative margin of 0.2% during the three months ended September 30, 2007 due to lower selling prices.
     Selling, general and administrative expenses decreased $1.2 million to $1.6 million during the three months ended September 30, 2007 compared to $2.7 million during the same period in 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs.  The decrease in employee compensation and benefits is mainly due to the decrease in average headcount for the three months ended September 30, 2007, compared to the same period in 2006.  Decreased broker commission costs were due to fewer deliveries in the three months ended September 30, 2007 compared to the same period in 2006.  The decreases associated with marketing and advertising are attributable to a reduced emphasis on advertising in the Tennessee market.
     Interest incurred and capitalized totaled approximately $521,000 and $596,000 for the three months ended September 30, 2007 and 2006, respectively.  At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales.  Cost of sales of real estate for the three months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $485,000 and $583,000, respectively.
For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The value of gross orders decreased to $47.3 million for the nine months ended September 30, 2007, from $70.9 million for the same period in 2006 due to the decrease in the number of gross orders.  During the nine months ended September 30, 2007, gross orders of 216 units were offset by 118 cancellations resulting in a cancellation rate of 55%. During the nine months ended September 30, 2006, gross orders of 347 were offset by 116 cancellations resulting in a cancellation rate of 33%.  The decrease in gross orders was the result of continuing slow market conditions as traffic trended downward and conversion rates slowed, as well as reduced inventory available for sale and tightened credit requirements.  These decreases were slightly offset by an increase in average selling price due to the product mix of orders that were sold in the nine months ended September 30, 2007 which were at higher priced communities compared to the same period in 2006. Average sales prices of gross orders increased to $219,000 for the nine months ended September 30, 2007 from $204,000 in the same period in 2006.
     Revenues from sales of real estate decreased to $39.8 million during the nine months ended September 30, 2007,

Homebuilding & Real Estate Development (Continued)
from $59.8 million during the same period in 2006. During the nine months ended September 30, 2007, 134 homes were delivered at an average sales price of $207,000 as compared to 276 homes delivered at an average price of $217,000 during the nine months ended September 30, 2006. While the average sales prices of homes delivered in 2007 remained relatively consistent with 2006, home sales revenue decreased significantly due to fewer homes delivered.  This decrease was offset by an increase of $11.1 million of revenue recognized related to sale that occurred in the nine months ended September 30, 2007 of land that management decided to not develop further. There were no land sales in the corresponding 2006 period. Additionally, included in revenues are certain lot sales occurring in the nine months ended September 30, 2007.
     Cost of sales of real estate decreased 14.5% to $49.2 million during the nine months ended September 30, 2007, as compared to $57.5 million during the same period in 2006 due to a decrease in home deliveries. The decrease in home deliveries was offset by increased impairment charges related to inventory, and increased cost of sales associated with land sales. Included in cost of sales in the nine months ended September 30, 2007 was $11.1 million associated with land sales with no land sales in the same period in 2006.   In addition, impairment charges increased $6.5 million from $4.7 million in the nine months ended September 30, 2006 to $11.2 million in the nine months ended September 30, 2007.
     Margin percentage decreased to a negative margin of 23.4% in the nine months ended September 30, 2007 from 3.9% in the nine months ended September 30, 2006.  The decrease in margin percentage was primarily attributable to impairment charges, which increased by $6.5 million in the nine months ended September 30, 2007 compared to the same period in 2006.  Margin percentage excluding impairment charges declined from 11.8% during the nine months ended September 30, 2006 to 4.8% during the three months ended September 30, 2007 due to the mix of homes delivered with lower average selling prices and minimal to no margin being generated on the land or lot sales that occurred during the period.
     Selling, general and administrative expenses decreased $4.3 million to $5.4 million during the nine months ended September 30, 2007 compared to $9.7 million during the same period in 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs.  The decrease in employee compensation and benefits is mainly due to the decrease in the average headcount from September 30, 2006 to September 30, 2007. Decreased broker commission costs were due to lower revenues generated in the nine months ended September 30, 2007 compared to the same period in 2006. The decreases associated with marketing and advertising are attributable to a decreased focus on advertising in the Tennessee market.
     Other expenses were not recorded in the nine months ended September 30, 2007 compared to $1.3 million in the same period in 2006. Other expenses in the nine months ended September 30, 2006 reflect the write-off of $1.3 million in goodwill.
     Interest incurred and capitalized totaled approximately $1.6 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively.  At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales.  Cost of sales of real estate for the nine months ended September 30, 2007 and 2006 included previously capitalized interest of approximately $1.2 million and $1.5 million, respectively.

Homebuilding & Real Estate Development (Continued)
LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	Change	2007	2006	Change
(In thousands, except acres information)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$757	8,302	(7,545)	3,451	29,660	(26,209)
Other revenues	711	543	168	2,494	1,490	1,004

Total revenues	1,468	8,845	(7,377)	5,945	31,150	(25,205)

Costs and expenses
Cost of sales of real estate	256	4,760	(4,504)	811	17,497	(16,686)
Selling, general and administrative expenses	4,152	3,273	879	11,421	8,898	2,523
Interest expense	829	—	829	1,851	—	1,851

Total costs and expenses	5,237	8,033	(2,796)	14,083	26,395	(12,312)

Interest and other income	1,354	284	1,070	3,414	2,191	1,223

(Loss) income from continuing operations before income taxes	(2,415)	1,096	(3,511)	(4,724)	6,946	(11,670)
Benefit (provision) for income taxes	728	(427)	1,155	1,701	(2,613)	4,314

(Loss) income from continuing operations	(1,687)	669	(2,356)	(3,023)	4,333	(7,356)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	812	(7)	819	917	24	893

Net (loss) income	$(875)	662	(1,537)	(2,106)	4,357	(6,463)

Acres sold	1	29	(28)	2	134	(132)
Margin percentage	66.2%	42.7%	23.5%	76.5%	41.0%	35.5%
Unsold saleable acres (a)	6,717	7,109	(392)	6,717	7,109	(392)
Acres subject to sales contracts – third parties	291	69	222	291	69	222
Aggregate sales price of acres subject to sales contracts to third parties	$92,451	20,281	72,170	92,451	20,281	72,170

(a)	Includes approximately 62 acres related to assets held for sale as of September 30, 2007
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     Revenues from sales of real estate decreased 90.1% to $757,000 during the three months ended September 30, 2007, compared to $8.3 million during the same period in 2006.  Revenues for the three months ended September 30, 2007 were comprised of “look back” provisions of $177,000 compared to $231,000 in the three months ended September 30, 2006. “Look back” revenue relates to incremental revenue received from homebuilders based on the final resale price to the homebuilder’s customer. Certain of the Land Division’s contracts contain these provisions. In the three months ended September 30, 2007, we also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $274,000, of which $156,000 was related to the sales to the Primary Homebuilding segment and is eliminated in consolidation. In addition, in the three months ended September 30, 2007, we sold two residential lots encompassing approximately one acre in Tradition, South Carolina with a gross sales price of  $418,000,  in which we recognized revenue of $306,000 and deferred $112,000 based on percentage of completion accounting. In the three months ended September 30, 2006, 29 acres were sold

Homebuilding & Real Estate Development (Continued)
in Tradition, Florida in which we recognized revenue of $8.1 million. In 2007, damand for residential land in Tradition, Florida continues to slow dramatically. Management continues to focus on commercial land sales and the leasing and development of its retail centers for which there has been more demand. At Tradition, South Carolina, management is completing the development of the initial phases and expects a marketing launch in the spring of 2008.
     Other revenues increased $168,000 to $711,000 for the three months ended September 30, 2007, compared to $543,000 during the same period in 2006. This was due to increased revenues relating to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales of real estate decreased $4.5 million to $256,000 during the three months ended September 30, 2007, as compared to $4.8 million for the same period in 2006 due to the decrease in sales of real estate.
     Margin percentage increased to 66.2% in the three months ended September 30, 2007 from 42.7% in the three months ended September 30, 2006. The increase in margin is primarily due to 100% margin being realized on “lookback” revenue because the costs were fully expensed at the time of closing. The increased margin attributable to lookback revenue was slightly offset by a lower margin on the lot sales in South Carolina in the three months ended September 30, 2007 of 35.0% compared to a margin of 40.9% on the land sold in the three months ended September 30, 2006.
     Selling, general and administrative expenses increased 26.9% to $4.2 million during the three months ended September 30, 2007 compared to $3.3 million in the same period in 2006. The increase is the result of higher employee compensation and benefits and other general and administrative costs. The number of employees increased to 68 at September 30, 2007, from 63 at September 30, 2006, as additional personnel were added to support development activity in Tradition, South Carolina. In addition, general and administrative costs increased related to increased expenses associated with our commercial leasing activities and increased payments to property owners associations.
     Interest incurred for the three months ended September 30, 2007 and 2006 was $3.0 million and $1.7 million, respectively. Interest capitalized totaled $2.2 million for the three months ended September 30, 2007 as compared to $1.7 million during the same period in 2006. The difference in the interest incurred and capitalized which is included in interest expense in the three months ended September 30, 2007 of approximately $829,000 was attributable to funds borrowed by Core Communities but then loaned to Levitt Corporation. The capitalization of this interest occurred at the consolidated eliminations level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and due to an increase in the average interest rate on variable-rate debt. Most of Core Communities’ variable-rate debt is indexed to various LIBOR rates, which averaged lower rates in the nine months ended September 30, 2006 compared to the same period September 30, 2007. Cost of sales of real estate for the three months ended September 30, 2007 did not include any previously capitalized interest, as compared to $151,000 for the three months ended September 30, 2006.
     Interest and other income increased from $284,000 during the three months ending September 30, 2006 to $1.4 million during the same period in 2007. The increase primarily relates to $829,000 in inter-segment interest income associated with the aforementioned intercompany loan to Levitt Corporation which is eliminated in consolidation.
     The income (loss) from discontinued operations net of tax, which comprises two commercial leasing projects at Core Communities increased $819,000 from a $7,000 loss in the three months ended September 30, 2006 to income of $812,000 for the three months ended September 30, 2007 The increase is due to increased commercial lease activity generating higher rental revenues.

Homebuilding & Real Estate Development (Continued)
For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     Revenues from sales of real estate decreased 88.4% to $3.5 million during the nine months ended September 30, 2007, compared to $29.7 million during the same period in 2006. Revenues for the nine months ended September 30, 2007 included “look back” provisions of $1.4 million compared to $321,000 in the nine months ended September 30, 2006. We also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $1.3 million, of which $584,000 related to sales to the Primary Homebuilding segment and is eliminated in consolidation. In addition, in the nine months ended September 30, 2007 we sold five residential lots encompassing approximately two acres in Tradition, South Carolina with a gross sales price of $1.0 million, in which we recognized revenue of $734,000 and deferred $270,000 based on percentage of completion accounting. In the nine months ended September 30, 2006, 134 acres were sold in Tradition, Florida in which we recognized revenue of $29.3 million. In 2007, demand for residential land in Tradition, Florida continues to slow dramatically. Management continues to focus on commercial land sales and the leasing and development of its retail centers for which there has been more demand. At Tradition, South Carolina, management is completing the development of the initial phases and expects a marketing launch in the spring of 2008.
     Other revenues increased $1.0 million to $2.5 million for the nine months ended September 30, 2007, compared to $1.5 million during the same period in 2006. This was due to increased revenues related to irrigation services provided to both homebuilders and the residents of Tradition, Florida, and marketing income associated with Tradition, Florida.
     Cost of sales decreased $16.7 million to $811,000 during the nine months ended September 30, 2007, as compared to $17.5 million for the same period in 2006 due to the decrease in sales of real estate.
     Margin percentage increased to 76.5% in the nine months ended September 30, 2007 from 41.0% in the nine months ended September 30, 2006. The increase in margin is primarily due to 100% margin being realized on “lookback” revenue because the costs were fully expensed at the time of closing. The increased margin attributable to lookback revenue was slightly offset by a lower margin on the land sales in Tradition, South Carolina in the nine months ended September 30, 2007 of 33.4% compared to a margin of 40.5% on the land sold in the nine months ended September 30, 2006.
     Selling, general and administrative expenses increased 28.4% to $11.4 million during the nine months ended September 30, 2007 compared to $8.9 million in the same period in 2006. The increase is the result of higher employee compensation and benefits and other general and administrative costs. The number of employees increased to 68 at September 30, 2007, from 63 at September 30, 2006, as additional personnel were added to support development activity in Tradition, South Carolina. General and administrative costs increased related to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.
     Interest incurred for the nine months ended September 30, 2007 and 2006 was $8.2 million and $4.5 million, respectively. Interest capitalized totaled $6.4 million for the nine months ended September 30, 2007 compared to $4.5 million during the same period in 2006. The difference in the interest incurred and capitalized which is included in interest expense in the nine months ended September 30, 2007 of approximately $1.9 million was attributable to funds borrowed by Core Communities but then loaned to Levitt Corporation. As noted above, interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and due to an increase in the average interest rate on variable-rate debt. Cost of sales of real estate for the nine months ended September 30, 2007 included approximately $1,000 in previously capitalized interest, as compared to $249,000 for the nine months ended September 30, 2006.
     Interest and other income increased from $2.2 million during the nine months ending September 30, 2006 to $3.4 million during the same period in 2007. The increase relates to an increase in inter-segment interest income associated with the aforementioned intercompany loan with Levitt Corporation which is eliminated in consolidation

Homebuilding & Real Estate Development (Continued)
offset by a decrease in gain on sale of fixed assets which totaled $1.3 million in the nine months ended September 30, 2006 compared to $18,000 in the same period in 2007.
     The income from discontinued operations which comprises two commercial leasing projects at Core Communities, increased $893,000 from $24,000 for the nine months ended September 30, 2006 to $917,000 in the same period in 2007. The increase is due to increased commercial lease activity generating higher rental revenues.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2007	2006	Change	2007	2006	Change
(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$—	—	—	6,574	—	6,574
Other revenues	258	325	(67)	693	1,121	(428)

Total revenues	258	325	(67)	7,267	1,121	6,146

Costs and expenses
Cost of sales of real estate	10,259	749	9,510	16,778	2,047	14,731
Selling, general and administrative expenses	6,776	7,070	(294)	21,940	20,330	1,610
Other expenses	536	—	536	536	—	536

Total costs and expenses	17,571	7,819	9,752	39,254	22,377	16,877

Earnings from Bluegreen Corporation	4,418	6,923	(2,505)	7,519	9,026	(1,507)
Interest and other income	285	478	(193)	933	1,146	(213)

Loss before income taxes	(12,610)	(93)	(12,517)	(23,535)	(11,084)	(12,451)
Benefit for income taxes	4,594	271	4,323	7,500	5,006	2,494

Net (loss) income	$(8,016)	178	(8,194)	(16,035)	(6,078)	(9,957)

     Other Operations include all other Company operations, including Levitt Commercial, Parent Company general and administrative expenses, earnings from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31.0% of Bluegreen’s outstanding shares as of September 30, 2007. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in an impairment charge on our investment against our future results of operations.
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     Other revenues decreased $67,000 to $258,000 in the three months ended September 30, 2007 from $325,000 in the same period in 2006 due to the reduction in lease revenue received from a sub-tenant in the corporate headquarters building. The sub-tenant leased space in our headquarters building and returned a portion of this space to us in the fourth quarter of 2006, which we are now occupying.
     Cost of sales of real estate increased to $10.3 million during the three months ended September 30, 2007, as compared to $749,000 during the three months ended September 30, 2006. Cost of sales of real estate includes the expensing of interest previously capitalized. Interest in Other Operations has typically been capitalized and

Homebuilding & Real Estate Development (Continued)
amortized to cost of sales in accordance with the relief rate used in the Company’s operating segments. This capitalization is for Other Operations debt where interest is allocated to inventory in the other operating segments. However, in the three months ended September 30, 2007 capitalized interest was written off in the amount of $9.3 million related to the projects in the Homebuilding Division that have ceased development.
     Bluegreen reported net income for the three months ended September 30, 2007 of $14.0 million, as compared to net income of $21.9 million for the same period in 2006. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $4.4 million for the three months ended September 30, 2007 compared to $6.9 million for the same period in 2006.
     Selling, general and administrative expenses decreased to $6.8 million during the three months ended September 30, 2007 as compared to $7.1 million during the three months ended September 30, 2006. This decrease is primarily a result of the decrease in employee incentive compensation offset in part by higher professional services expense and higher depreciation. Employee incentives decreased by approximately $800,000, from $1.4 million during the three months ended September 30, 2006 to $600,000 for the same period in 2007. The decrease relates to the decreased profitability anticipated by the Company for the year ended December 31, 2007 and lower number of employees compared to 2006. The professional services expense increase was due to advisory services being performed related to the Bankruptcy Cases that were filed on November 9, 2007 and associated legal and accounting fees for this activity. These professional fees were slightly offset by a reduction in non-capitalizable consulting services which were performed in the three months ended September 30, 2006 related to the systems implementation that did not exist in the same period in 2007.
     Other expenses for the three months ended September 30, 2007 was $536,000 which is attributable to the expensing of certain leasehold improvements at Levitt Corporation. As part of the reduction in force discussed above we vacated certain leased space. The leasehold improvements related to this leased space will not be recovered and were written off in the three months ended September 30, 2007. The space is currently under a plan to be subleased and rental payments are expected to be recovered. There was no comparable charge in the same 2006 period.
     Interest incurred and capitalized in Other Operations was approximately $2.9 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in borrowings and an increase in the average interest rate on our borrowings. Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in the Company’s other business segments. As noted above, $9.3 million of impairment charges were recorded during the three months ended September 30, 2007 associated with the write off capitalized interest as a result of the cessation of development on certain Levitt and Sons projects.
     Interest and other income was approximately $285,000 for the three months ended September 30, 2007 compared to $478,000 in the same period in 2006 primarily related to lower average cash balances at the parent company in the three months ended September 30, 2007.
Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     Revenue from sales of real estate was $6.6 million in the nine months ended September 30, 2007 compared to no revenue in the nine months ended September 30, 2006. Levitt Commercial delivered 17 flex warehouse units in 2007 while no units were delivered during the same period in 2006. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007 and we have no current plans for future sales from Levitt Commercial.
     Other revenues decreased to $693,000 in the nine months ended September 30, 2007 from $1.1 million in the same period in 2006 due to the reduction in leasing revenue received from the sub-tenant described above.
     Cost of sales of real estate increased to $16.8 million during the nine months ended September 30, 2007, as compared to $2.0 million during the nine months ended September 30, 2006 due to an increase of $4.4 million associated with the delivery of the 17 flex warehouse units in the nine months ended September 30, 2007, an

Homebuilding & Real Estate Development (Continued)
increase of $9.3 million in capitalized interest impairment charges as noted above and an increase of approximately $1.0 million in capitalized interest amortization to cost of sales attributable to the increased interest costs incurred to fund operations as a result of increased borrowings.
     Bluegreen reported net income for the nine months ended September 30, 2007 of $23.4 million, as compared to net income of $28.0 million for the same period in 2006. In the first quarter of 2006, Bluegreen adopted AICPA Statement of Position 04-02 Accounting for Real Estate Time-Sharing Transactions (“SOP 04-02”) and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which comprised of a significant portion of the decline in earnings. Our interest in Bluegreen’s income was $7.5 million for the nine months ended September 30, 2007 compared to our interest in Bluegreen’s income of $9.0 million for the same period in 2006.
     Selling, general and administrative expenses increased $1.6 million to $21.9 million during the nine months ended September 30, 2007 compared to $20.3 million during the same period in 2006. The increase was primarily attributable to increased compensation and benefits expense and increased professional services expense. The increase in compensation and benefits expense was partially due to an increase of approximately $253,000 in non-cash stock compensation expense due to the issuance of stock options since September 2006 and a slight increase in average headcount (while headcount declined as of September 30, 2007 there were more employees in March and June of 2007 as compared to the same 2006 periods). The professional services expense increase was due to professional services being performed related to the Bankruptcy Cases that were filed on November 9, 2007 and increased legal fees related to the proposed merger with BFC which was subsequently cancelled in August 2007. Other increases in selling, general and administrative expenses were due to increased selling costs associated with the Levitt Commercial sales noted above and increased depreciation attributable to the implementation of new software in October 2006.
     Other expenses for the nine months ended September 30, 2007 of $536,000 attributable to the expensing of certain leasehold improvements at Levitt Corporation, as noted above.
     Interest incurred and capitalized in Other Operations was approximately $8.0 million and $5.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest incurred was attributable to an increase in the average balance of our borrowings (certain of the Trust Preferred Securities were issued during 2006). Those amounts include adjustments to reconcile the amount of interest eligible for capitalization on a consolidated basis with the amounts capitalized in our other business segments and are net of the capitalized interest impairment charges as discussed above.
     Interest and other income was approximately $933,000 for the three months ended September 30, 2007 compared to $1.1 million in the same period in 2006 primarily related to lower average cash balances at the parent company in the nine months ended September 30, 2007.

Homebuilding & Real Estate Development (Continued)
FINANCIAL CONDITION
September 30, 2007 compared to December 31, 2006
     Our total assets at September 30, 2007 and December 31, 2006 were $900.4 million and $1.1 billion, respectively.
     The material changes in the composition of assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $12.6 million, which resulted from cash used in operations of $34.5 million, cash used in investing activities of $34.2 million offset by an increase in cash provided by financing activities of $56.0 million;

•	a net decrease in inventory of real estate of approximately $241.9 million primarily due to impairment charges of approximately $226.9 million;

•	an increase of $3.2 million in property and equipment associated with increased investment in commercial properties under construction at Core Communities;

•	an increase of $37.7 million in assets held for sale related to the development of two commercial projects which were previously included in property and equipment; and

•	an increase in other assets of $16.3 million related to current and deferred taxes from operating losses at Levitt and Sons partially offset by payment received on notes receivable related to land sales.
     Total liabilities at September 30, 2007 and December 31, 2006 were $ 781.0 million and $747.4 million, respectively.
     The material changes in the composition of total liabilities primarily resulted from:
•	a net increase in notes and mortgage notes payable of $20.5 million, primarily related to project debt associated with 2006 land acquisitions and land development activities;

•	a decrease of $23.1 million in customer deposits reflecting the decline in customer backlog;

•	an increase of $1.8 million in accounts payable and accrued liabilities, relating to accruals for certain construction related activity, and the timing of invoices processed; and

•	an increase of $38.3 million in liabilities related to assets held for sale.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of the Company’s ability to generate cash to fund its operating and investment activities. During the nine months ended September 30, 2007, our primary sources of funds were the proceeds from the sale of real estate inventory and borrowings from financial institutions. These funds were utilized primarily to develop and construct real estate, to service and repay borrowings and to pay operating expenses.
     The Company separately manages liquidity at the Levitt Corporation parent level, at the Core Communities level and at the Levitt and Sons level. Subsidiary operations are generally financed using operating assets as loan collateral and covenants at the subsidiary level, and parent company guarantees are rarely provided and only on a limited basis.
Levitt Corporation (Parent level)
     At September 30, 2007, Levitt Corporation had approximately $17.1 million of cash and $99.0 million of outstanding debt. On October 1, 2007, Levitt Corporation completed a rights offering to its shareholders which generated cash proceeds of approximately $152.8 million. Debt principally consisted of approximately $86.9 million of junior subordinated debentures associated with the issuance of Trust Preferred Securities, and subordinated investment notes which are unsecured and do not contain any financial covenants. The balance of the

Homebuilding & Real Estate Development (Continued)
$12.1 million in debt consisted principally of secured financing on our Corporate headquarters building which does not contain any financial covenants.
     On October 25, 2007, in connection with Levitt Corporation’s acquisition of the membership interests in Levitt and Sons of Jasper County, LLC, a subsidiary of Levitt and Sons which owns the 150 acre parcel in Tradition, South Carolina (now known as Carolina Oak Homes LLC; see note 20 to the unaudited condensed consolidated financial statements — Subsequent Events), Levitt Corporation became the obligor for the entire outstanding balance of $34.1 million under the facility collaterized by the 150 acre parcel (the “Carolina Oak Loan”). The Carolina Oak Loan was modified in connection with the acquisition. Levitt Corporation was previously a guarantor of this loan and as partial consideration for the Carolina Oak Loan, the membership interest of Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. The outstanding balance under the Carolina Oak Loan may be increased by approximately $11.2 million to fund certain infrastructure improvements and to complete the construction of fourteen residential units currently under construction. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition, South Carolina and guaranteed by Carolina Oak Homes LLC. The Carolina Oak Loan is due and payable on March 21, 2011 and may be extended on the anniversary date of the facility for one additional year, at the discretion of the financial institution. Interest accrues under the facility at the Prime Rate (7.75% at September 30, 2007) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including the lender’s right to accelerate the debt upon a material adverse change with respect to the borrower.
     Levitt Corporation is primarily a holding company, and in light of Levitt and Sons’ bankruptcy filing, the cash needs of Core Communities and Bluegreen’s history of not paying dividends, it is not anticipated that Levitt Corporation will receive management fees from its subsidiaries for the foreseeable future.
Core Communities
     At September 30, 2007, Core had approximately $6.8 million of cash as well as availability under its various lines of credit of $28.5 million, and $196.3 million in outstanding debt. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition, South Carolina. The current investment in land and development has been financed primarily through secured borrowings, which totaled $131.7 million at September 30, 2007. Tradition, South Carolina is in the early stage of the master planned community’s development cycle and significant investments have been made and will be required in the future to develop the master community infrastructure. Sales in Tradition, South Carolina have been limited to golf course lots sold to various builders and an internal land sale to Levitt and Sons completed in December 2006 ( See above for a description of the acquisition of Carolina Oak Homes, LLC, the entity which owns such land, by Levitt Corporation). The recent investments in Tradition, Florida have been primarily to build infrastructure which would allow support for the master planned community and the sale of various commercial land parcels. In addition to cash from sales of land and secured lending facilities, Core also supplements its financing needs through proceeds from bonds issued by community development districts which support the development of infrastructure improvements such as roadway expansion and expressway interchanges. These bonds are further discussed in the below section “ Off Balance Sheet Arrangements and Contractual Obligations”. Additionally, Core has undertaken construction projects on certain commercial land parcels within its developments. At September 30, 2007, Core had incurred debt of $64.6 million in connection with the development of these commercial properties which are being actively marketed for sale. These assets and related liabilities are classified as held for sale in the unaudited consolidated statements of financial condition and are treated as discontinued operations for accounting purposes. See further discussion in Executive Overview.
     Possible liquidity sources available to Core include the sale of the commercial properties, and the sale or pledging of additional unencumbered land. The debt covenants at Core generally consist of net worth, liquidity and loan to value financial covenants. The loans which provide the primary financing for Tradition, Florida and Tradition, South Carolina have an annual appraisal and re-margining requirement. Should land prices decline, reappraisals could result in significant future re-margining payments. Loans at Core are only cross collateralized and/or cross defaulted with other assets or loans of a given lender for other loans made to Core by that lender. Given the overall state of the homebuilding industry in Florida and the oversupply of single-family residential land

Homebuilding & Real Estate Development (Continued)
in the St. Lucie market, we do not expect any meaningful single-family residential land sales in the near future. Management efforts will continue to be focused on commercial and other land sales in Florida and commercial and residential sales in South Carolina. There is no assurance that Core will have sufficient funds to continue to develop its master planned communities as currently contemplated without additional financing or equity investment.
Levitt and Sons
     At September 30, 2007, Levitt and Sons had approximately $11.9 million of cash and $378.5 million in debt. In addition, Levitt and Sons had approximately $30.0 million in accounts payable, the majority of which was past due. Levitt and Sons’ notes and mortgages payable to financial institutions generally are only cross collateralized and/or cross defaulted with other assets or loans of a given lender. With the exception of a loan made by Ohio Savings, none of the debt of Levitt and Sons was guaranteed by Levitt Corporation. Based on non-payment of accounts payable, contractors have filed liens on the properties on which they provided materials and labor. With liens mounting on the properties, substantially all closings of completed homes have ceased, resulting in an inability for Levitt and Sons to generate cash. Without additional funding from the lenders or Levitt Corporation, Levitt and Sons ceased construction on its projects at the end of September 2007.
     In addition to debt funding to Levitt and Sons from third party financial institutions, Levitt Corporation would periodically loan funds to Levitt and Sons. Loans to Levitt and Sons at September 30, 2007 from Levitt Corporation totaled approximately $84.3 million. Of this loan amount, $3.3 million was collateralized by a pledge of notes and mortgages receivable that resulted from seller financing on a land sale and mortgages assigned to Levitt and Sons as a result of the bankruptcy of a home mortgage lender. Subsequent to September 30, 2007, $2.8 million of the loan to Levitt Corporation was reduced in connection with the sale or maturity of the underlying notes and mortgages receivable. In addition, on November 9, 2007, Levitt Corporation indicated that it will pay up to $5 million in the aggregate to terminated Levitt and Sons employees to supplement the limited termination benefits granted by Levitt and Sons to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of its filing under Chapter 11 of the United States Bankruptcy Court.
     On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries filed a voluntary petition for relief under the Bankruptcy Code. See Part II. Item 1. Legal Proceedings for a discussion of the Bankruptcy Cases.
     As Levitt and Sons does not have sufficient funds without additional third party financing or support from Levitt Corporation to continue development, the real estate projects represent long-lived assets that have been effectively abandoned at September 30, 2007. According to SFAS No. 144, a long-lived asset to be disposed of other than by sale continues to be classified as held and used until it is disposed of. Accordingly, the real estate projects that were abandoned are reported as “Inventory of Real Estate” in the unaudited consolidated statements of financial condition.
     As a result of Levitt and Sons’ Bankruptcy Cases as well as other covenant defaults, Levitt and Sons is in default under the terms of substantially all of its debt, including the following:

Facility Size	Type	Lender	Balance at 9/30/07

$30.0 Million	Acquisition, Development & Construction	Wachovia	$9.5 million
$12.0 Million	Construction	Ohio Savings	$1.1 million
$26.5 Million	Acquisition, Development & Construction	Wachovia	$8.6 million
$125.0 Million	Acquisition, Development & Construction	Key Bank	$95.2 million
$125.0 Million	Acquisition, Development & Construction	Bank of America	$102.5 million
$75.0 Million	Acquisition, Development & Construction	Regions	$24.4 million
$125.0 Million	Acquisition, Development & Construction	Wachovia	$102.4 million

Homebuilding & Real Estate Development (Continued)
See Note 11 to the unaudited consolidated financial statements in Part I, Item 1 Financial Statements for further discussion of material defaults.
     At this time, it is not possible to predict the precise effect of the reorganization process on the Levitt and Sons’ business and creditors or when and if Levitt and Sons may emerge from bankruptcy nor is it possible to predict the effect of the Bankruptcy Cases and the reorganization process on Levitt Corporation and its results of operations, cash flows or financial condition, including those of its subsidiaries not included in the filing. No Reorganization Plan has been submitted to the Bankruptcy Court. It is likely that, in connection with a final Reorganization Plan, the liabilities of the Debtors will be found to exceed the fair value of their assets. This would result in claims being paid at less than 100% of their face value and the extinguishment of the equity interests of the pre-bankruptcy equity owners. At this time, it is not possible to predict the outcome of the bankruptcy proceedings.
Off Balance Sheet Arrangements and Contractual Obligations
          In connection with the development of certain of its master planned communities, Core Communities established community development districts to access bond financing for the funding of infrastructure development and other projects within the community. If Core was not able to establish community development districts, it would need to fund community infrastructure development out of operating income or through other sources of financing or capital. The bonds issued are obligations of the community development district and are repaid through assessments on property within the district. To the extent that Core owns property within a district when assessments are levied, it will be obligated to pay the assessments as they are due. As of September 30, 2007, development districts in Tradition, Florida had $49.1 million of community development district bonds outstanding and Core owned approximately 17% of the property in those districts. During the three months ended September 30, 2007, Core recorded approximately $306,000 in assessments on property it owned in the districts of which $298,000 was capitalized to inventory as development costs and will be recognized as cost of sales when the assessed properties are sold to third parties.
          In addition to the property owned by Core Communities, Levitt and Sons owned approximately 18% of the property in those districts as of September 30, 2007. During the three months ended September 30, 2007, no assessments were recorded by Levitt and Sons.
          The following table summarizes contractual obligations for Core Communities and the Other Operations segment as of September 30, 2007 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category (2)	Total	1 year	Years	Years	5 years
Long-term debt obligations (1)	$230,673	3,960	38,736	79,863	108,114
Operating lease obligations	4,393	1,133	1,390	557	1,313
Purchase Obligations	14,220	14,220	—	—	—

Total Obligations	$249,286	19,313	40,126	80,420	109,427

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property securing those obligations.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. Purchase obligations consist of contracts to acquire real estate properties for development and sale for which due diligence has been completed and our deposit is committed; however our

Homebuilding & Real Estate Development (Continued)
liability for not completing the purchase of any such property is generally limited to the deposit we made under the relevant contract. At September 30, 2007, we had $400,000 in deposits securing $14.2 million of purchase commitments. This amount less a nominal fee was refunded in October 2007 upon cancellation of the related contract
     Subsequent to the balance sheet date, Levitt and Sons received various default notices as discussed above in Liquidity and Capital Resources from certain lending institutions, and was determined to be not compliant with the financial covenants at September 30, 2007. As such, due to the default by Levitt and Sons and failure to cure such default in accordance with the loan agreements, debt which totals $378.5 million becomes immediately due and payable. Additionally as discussed above, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against Levitt and Sons, including most actions to collect pre-petition indebtedness or to exercise control of the property of Levitt and Sons. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities including debt and lease obligations will be subject to settlement under a plan of reorganization, and therefore the timing and amount of these liabilities cannot be estimated at this time for Levitt and Sons.
     At September 30, 2007, Core Communities had outstanding surety bonds and letters of credit of approximately $13.1 million, and Levitt and Sons had outstanding surety bonds and letters of credit of approximately $52.8 million. These surety bonds and letters of credit related to performance and maintenance obligations of the respective entities to various governmental entities to construct improvements in various communities and, in the case of Levitt and Sons, to guarantee certain escrowed customer deposits that were released to Levitt and Sons. Levitt Corporation has guaranteed $22.3 million of the obligations under these surety bonds and letters of credit, which includes $10.3 million relating to Core Communities projects and $12.0 million relating to Levitt and Sons projects. The Company estimates that approximately $12.9 million of work remains to complete the improvements at Core Communities projects and does not believe that any outstanding surety bonds or letters of credit of Core Communities are likely to be drawn.
     Due to the cessation of most development activity in Levitt and Sons’ projects as of September 30, 2007, the Company evaluated the likelihood that surety bonds and letters of credit supporting any Levitt and Sons projects would be drawn. It is unclear given the uncertainty involved in bankruptcy proceedings and the cessation of development activities whether and to what extent any of these surety bonds or letters of credit of Levitt and Sons will be drawn; however, in the event that these obligations are drawn, Levitt Corporation would be responsible for up to $12.0 million in accordance with the terms of these instruments, and it is unlikely that Levitt Corporation would receive any repayment, assets or other consideration if it were required to pay any of these amounts. It is not probable that Levitt Corporation will be responsible for any obligations under these surety bonds, nor is any amount of future loss estimable at September 30, 2007.
     In addition to the above contractual obligations, we recorded $2.3 million in unrecognized tax benefits related to FIN 48.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risks which are interest rate and equity pricing risks.
BFC
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk.
     Because BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, an increase or decrease in the market price of their stock would not impact the Company’s consolidated financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC. Included in the Company’s Consolidated Statements of Financial Condition at September 30, 2007 were $1.1 million of publicly traded equity securities held by BFC and BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available (unless converted into common stock). The ability to realize or liquidate these investments will depend on future market and economic conditions and the ability to register the shares of Benihana’s common stock in the event that our investment in Benihana’s Series B Convertible Preferred stock is converted, all of which are subject to significant risk.
     At September 30, 2007 and December 31, 2006, BFC had no amounts outstanding under its $14.0 million line of credit. The interest rate on the line of credit is an adjustable rate tied to LIBOR. Should BFC draw advances under the line of credit, it would be subjected to interest rate risk to the extent that there were changes in the LIBOR index.
BankAtlantic Bancorp
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the nine months ended September 30, 2007. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three and nine months ended September 30, 2007, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
     Included in the Company’s Consolidated Statements of Financial Condition at September 30, 2007 were $59.6 million of publicly traded equity securities (not including Stifel shares) and $16.7 million of privately held equity securities that subject it to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions and the results of operation and financial condition of the companies within the portfolio. Volatility or a decline in the financial markets can negatively impact the Company’s net income as a result of devaluation of these investments. Also included in the Company’s Consolidated Statement of Financial Condition at September 30, 2007 was a $124.8 million investment in Stifel equity securities received in connection with the merger of Ryan Beck with Stifel in February 2007. The value of these securities will vary based on general equity market conditions, the brokerage industry volatility, the results of operations and financial condition of Stifel and the general liquidity of Stifel common stock.

Levitt
     Levitt has a risk of loss associated with its debt and is subject to interest rate risk on its long-term debt. At September 30, 2007, Levitt had $569.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $104.1 million in borrowings with fixed or initially-fixed rates. Consequently, for debt tied to an indexed rate, changes in interest rates may affect earnings and cash flows, but generally would not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
     Assuming the variable rate debt balance of $569.6 million outstanding at September 30, 2007 (which does not include initially fixed-rate obligations which will not become floating rate during 2007) were to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Levitt by approximately $5.7 million per year.

Item 4. Controls and Procedure
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules Rule 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     In addition, our management, with the participation of our principal executive officer and principal financial officer, evaluated our internal control over financial reporting, and there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          Joseph C. Hubbard, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarrett S. Levan and Alan B. Levan, Case No. 07-61542-Civ, United States District Court, Southern District of Florida.
          On October 29, 2007, Joseph C. Hubbard filed a purported class-action in the United States District Court, Southern District of Florida, against BankAtlantic Bancorp, Inc. and four of its current and former officers. The Complaint alleges that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp, Inc. and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The complaint asserts claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. BankAtlantic Bancorp believes the claims are without merit and intends to vigorously defend the action. Separately, we subsequently received a shareholder demand for an independent investigation and a derivative lawsuit to be brought on behalf of BankAtlantic Bancorp against those individuals determined to be responsible for substantially the same alleged improper and illegal actions as are alleged in the complaint.
     Bankruptcy of Levitt and Sons
          On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be subject to settlement under a plan of reorganization.
          The Office of United States Trustee, a division of the Department of Justice, will appoint an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. If the Debtors file a plan of reorganization or liquidation, the rights and claims of various creditors and security holders will be determined by a plan of reorganization that is confirmed by the Bankruptcy Court. Under the priority rules established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities are given priority over pre-petition indebtedness and need to be satisfied before unsecured creditors or stockholders are entitled to any distribution.
          Reorganization Plan. In order to exit the Chapter 11 Bankruptcy Cases successfully, the Debtors would need to propose, and obtain confirmation by the Bankruptcy Court of, a plan of reorganization or liquidation (the “Reorganization Plan”) that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to solicit a plan. At this time, it is not possible to predict the precise effect of the reorganization process on Levitt and Sons’ business and creditors or when and if Levitt and Sons may emerge from bankruptcy nor is it possible to predict the effect of the Bankruptcy Cases and the reorganization process on Levitt Corporation and its results of operations, cash flows or financial condition, including those of its subsidiaries not included in the bankruptcy filing. No Reorganization Plan has been submitted to the Bankruptcy Court. A liquidating plan of reorganization is expected to be filed shortly after the filing.
          Chapter 7; Dismissal of the Bankruptcy Cases. If the Debtors fail to file a Reorganization Plan or if the Bankruptcy Court does not confirm a Reorganization Plan filed by the Debtors, one or more of the Debtors’ Bankruptcy Cases could be converted to cases under Chapter 7 of the Bankruptcy Code. Under Chapter 7, a trustee is appointed to collect the Debtors’ assets, reduce them to cash and distribute the proceeds to the Debtors’ creditors in accordance with the statutory scheme of the Bankruptcy Code. Alternatively, in the event the Debtors’ Reorganization Plan is not confirmed by the Bankruptcy Court, in lieu of conversion to Chapter 7, the Bankruptcy Court could dismiss one or more of the Debtors’ Bankruptcy Cases.
          It is likely that, in connection with a final Reorganization Plan, the liabilities of the Debtors will be found to exceed the fair value of their assets. This would result in claims being paid at less than 100% of their face value and the extinguishment of the equity interests of the pre-bankruptcy equity owners. At this time, it is not possible to predict the outcome of the bankruptcy proceedings.
          Accounting Impact. Based on this filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation anticipates that it will de-consolidate Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results, and will prospectively account for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment. Under cost method accounting, income would only be recognized to the extent of cash received in the future. At September 30, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $88.2 million and there are outstanding advances due from Levitt and Sons of $84.3 million at Levitt Corporation resulting in a net negative investment of $3.9 million. After November 9, 2007, Levitt Corporation will continue to evaluate its cost method investment in Levitt and Sons to determine the appropriate treatment based upon the realizability of the investment balance. Any deconsolidation would be reflected in the Company’s consolidated financial statements.

Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for the following:
     Levitt Corporation and Levitt and Sons are subject to various risks associated with Levitt and Sons’ bankruptcy filing.
     Levitt Corporation and Levitt and Sons are subject to risks associated with Levitt and Sons’ insolvency and bankruptcy filing, including: risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the precise effect of the reorganization and/or liquidation process on Levitt and Sons’ business and creditors or on Levitt Corporation and its results of operation and financial condition; Levitt and Sons’ ability to develop, prosecute, confirm and consummate a plan of reorganization or liquidation; risks associated with third parties seeking and obtaining bankruptcy court approval to terminate or shorten the exclusivity period for Levitt and Sons to propose and confirm a plan of reorganization, for the appointment of a Chapter 11 trustee or to convert Levitt and Sons’ bankruptcy case to a Chapter 7 liquidation proceeding; risks associated with creditors of Levitt and Sons seeking to assert claims against Levitt Corporation or any of its subsidiaries other than Levitt and Sons, whether or not such claims have any merit, and the risk that Levitt Corporation’s or any such subsidiary’s assets become subject to or included in Levitt and Sons’ bankruptcy case; the timing and amount of additional impairment charges or write-offs that Levitt Corporation may be required to record as a result of the bankruptcy proceedings and the extent of Levitt Corporation’s expenses and liabilities associated with the bankruptcy proceedings. Additionally, Levitt and Sons’ bankruptcy and the publicity surrounding its filing might also adversely affect the businesses and relationships with employees, customers and suppliers of Levitt Corporation and its subsidiaries other than Levitt and Sons.
Item 3. Defaults Upon Senior Securities
     See Note 11 to the unaudited consolidated financial statements included in Part I, Item 1 Financial Statements and Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources in the section Homebuilding & Real Estate Development, for a discussion of Levitt and Sons’ defaults under the terms of substantially all of its outstanding debt.
Item 6. Exhibits

Exhibit 31.1 *	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 *	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 *	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 **	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 **	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3 **	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: November 14, 2007	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 14, 2007	By:	/s/ George P. Scanlon
George P. Scanlon, Executive Vice President
and Chief Financial Officer

Date: November 14, 2007	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer