Form 10-K
period 2007-12-31
BFC FINANCIAL CORP
filed 2008-03-17
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-09071
BFC Financial Corporation
(Exact name of registrant as specified in its charter)

Florida	59-2022148

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2100 West Cypress Creek Road Fort Lauderdale, Florida	33309

(Address of principal executive office)	(Zip Code)
(954) 940-4900

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.01 par Value	NYSE Arca

(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock, $.01 par Value	OTC BB

(Title of Class)	(Name of each exchange on which registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $65.6 million computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2007.
The number of shares outstanding of each of the registrant’s classes of common stock, as of March 10, 2008, is as follows:
Class A Common Stock, $.01 par value, 38,232,932 shares outstanding.
Class B Common Stock, $.01 par value, 6,876,081 shares outstanding.

Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders are incorporated as Part III of this report.
The financial statements of Bluegreen Corporation (“Bluegreen”) are incorporated in Part II of this report and are filed as an exhibit to this report.

BFC Financial Corporation
Annual Report on Form 10-K for the year ended December 31, 2007

PART I

Item 1. Business	6

Item 1A. Risk Factors	38

Item 1B. Unresolved Staff Comments	60

Item 2. Properties	61

Item 3. Legal Proceedings	62

Item 4. Submission of Matters to a Vote of Security Holders	64

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	65

Item 6. Selected Consolidated Financial Data	68

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	72

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	149

Item 8. Financial Statements and Supplementary Data	155

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	256

Item 9A. Controls and Procedures	256

Item 9B. Other Information	258

PART III

PART IV

Item 15. Exhibits, Financial Statement Schedules	259

SIGNATURES	261
EX-3.3 Amended and Restated By-laws
EX-10.2 Executive Services Agreement
EX-12.1 Ratio of Earnings to Fixed Charges
EX-14.1 Code of Business Conduct and Ethics
EX-21.1 Subsidiaries of the Registrant
EX-23.1 Consent of PricewaterhouseCoopers LLP
EX-23.2 Consent of Ernst & Young LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-31.3 Section 302 Certification of CAO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO
EX-32.3 Section 906 Certification of CAO
EX-99.1 Audited Financial Statements of Bluegreen Corp.

PART I
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation (the “Company” or “BFC”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report, including, but not limited to, those identified under Item 1A – Risk Factors.
          This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance. Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that the performance of those entities in which investments are made may not be as anticipated;

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made;

•	that BFC may not have sufficient available cash to make desired investments;

•	that appropriate investment opportunities on reasonable terms and at reasonable prices may not be available; and

•	that BFC shareholders’ interests may be diluted in transactions utilizing BFC stock for consideration.
          With respect to BFC’s subsidiary, BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”), and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the performance of BankAtlantic’s loan portfolio of a sustained downturn in the real estate and credit markets where BankAtlantic’s borrowers and collateral are located;

•	the quality of BankAtlantic’s residential land acquisition and development loans (including “Builder land bank loans”) and home equity loans, and conditions in that market sector;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic’s allowance for loan losses;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws, including their impact on the bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities,

•	the value of BankAtlantic Bancorp’s assets and the ability of BankAtlantic’s borrowers to service their debt obligations;

•	BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or results which justify their costs;

•	the success of BankAtlantic Bancorp’s expense discipline initiative and the ability to achieve additional cost savings;

•	the success of BankAtlantic’s new stores in achieving growth and profitability in the time frames anticipated, if at all;

•	the impact of periodic testing of goodwill, deferred tax assets, and other intangible assets for impairment;

•	past performance, actual or estimated new account openings and growth rate may not be achieved of;

•	BankAtlantic Bancorp holds a significant investment in the equity securities of Stifel Financial Corp. (“Stifel”) as a result of the sale of Ryan Beck Holdings, Inc. subjecting it to the risks associated with the value of Stifel shares and warrants, and the risk that no gain on these securities may be realized. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that BankAtlantic Bancorp will be entitled to receive any earn-out payments; and

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing.
     With respect to BFC’s subsidiary, Levitt Corporation, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting Levitt and its operations;

•	the market for real estate in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins and the fair value of its real estate inventory;

•	the risk that the value of the property held by Core Communities may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries;

•	the impact of market conditions for commercial property and whether the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated; continued declines in the estimated fair value of Levitt’s real estate inventory and the potential for write-downs or impairment charges;

•	continued declines in the estimated fair value of Levitt’s real estate inventory and the potential for further write-downs or impairment charges;

•	the effects of increases in interest rates and availability of credit to buyers of Levitt’s inventory;

•	accelerated principal payments of Levitt’s debt obligations due to re-margining or curtailment payment requirements;

•	the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	Levitt’s ability to access additional capital on acceptable terms, if at all;

•	the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the possible effect of Levitt and Sons’ reorganization and/or liquidation process on Levitt Corporation and its results of operation and financial condition;

•	the risk that creditors of Levitt and Sons may be successful in asserting claims against Levitt Corporation and the risk that any of Levitt Corporation’s assets may become subject to or included in Levitt and Sons’ bankruptcy case;

•	that Levitt Corporation’s administrative expense claims and secured and unsecured claims will not be recovered from Levitt and Sons in the bankruptcy proceedings and that Levitt Corporation will continue to pay for additional services for the benefit of the bankrupt estate;

•	Levitt’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Levitt with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

ITEM 1. BUSINESS
The Company
          We are a holding company whose ownership interests include direct and indirect interests in businesses in a variety of sectors, including consumer and commercial banking, master-planned community development, time-share and vacation ownership, Asian-themed restaurant chains and various real estate and venture capital investments. Our principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”), and our primary activities currently relate to these investments. We also own a direct investment in the convertible preferred stock of Benihana, Inc. (“Benihana”) which operates Asian-themed restaurant chains in the United States. Additionally, our wholly owned subsidiary, Cypress Creek Capital, Inc. (“CCC”), that invests in existing commercial income producing properties. As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
          BFC itself has no significant operations other than activities relating to the monitoring of existing investments. BFC has no independent sources of cash-flow from operations except to the extent dividends, advisory fees and similar cash payments are made to BFC by its subsidiaries and investment holdings. BFC’s fees and dividends from BankAtlantic Bancorp, Levitt and Benihana do not currently cover BFC’s ongoing operating expenses. Therefore, BFC’s stand-alone activities currently generate a loss. Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries with the intent to hold the investments for the long term. Recently, BFC determined that the best potential for growth is likely through the growth of the companies it controls. Rather than actively making investments directly for BFC, the Company intends to provide overall support and guidance for its controlled subsidiaries with a focus on the improved performance of the organization as a whole. The Company is currently reviewing its operations with a view to aligning its staffing with its contemplated activities. Upon completion of the review, the Company may seek to transfer certain employees currently within the holding company or its wholly owned subsidiaries to controlled entities where management believes their services would provide potentially greater value to the overall organization.
          As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (“GAAP”) requires the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities as shown in the table below.
          BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2007 was as follows:

				Percent
	Shares		Percent of	of
	Owned		Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236		16.27%	8.62%
Class B Common Stock	4,876,124		100.00%	47.00%
Total	13,205,360		23.55%	55.62%

Levitt
Class A Common Stock	18,676,955	(1)	19.65%	6.99	%(1)
Class B Common Stock	1,219,031		100.00%	47.00%
Total	19,895,986	(1)	20.67%	53.99	%(1)

(1)	Our ownership interest includes, but our voting interest excludes, 6,145,582 shares of Levitt’s Class A Common Stock which, subject to certain exceptions, BFC has agreed not to vote, as discussed in further details below under “Key Developments — Levitt’s Rights Offering.”

          For both BankAtlantic Bancorp and Levitt, the Class A Common Stock is entitled to one vote per share, which in the aggregate represents 53% of the combined voting power. The Class B Common Stock, all of which is owned by BFC, represents the remaining 47% of the combined vote of the two classes. Because BFC controls more than 50% of the vote of BankAtlantic Bancorp and Levitt, they are consolidated in our financial statements instead of carried on an equity basis.
          The Company’s Internet website address is www.bfcfinancial.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s Internet website and the information contained on or connected to it are not incorporated into this Annual Report on Form 10-K.
Key Developments in 2007
Public Offering
          In July 2007, the Company sold 11,500,000 shares of its Class A Common Stock at $3.40 per share pursuant to a registered underwritten public offering. Net proceeds from the sale of the 11,500,000 shares by the Company totaled approximately $36.2 million, after deducting underwriting discounts, commissions and offering expenses. The Company primarily used the proceeds of this offering to purchase approximately 16.6 million shares of Levitt’s Class A common stock for an aggregate purchase price of $33.2 million, and for general corporate purposes, including working capital.
Levitt’s Rights Offering
          Levitt distributed to each holder of record of Levitt’s Class A common stock and Class B common stock 5.0414 subscription rights for each share of such stock owned on August 27, 2007 (the “Rights Offering”). Each whole subscription right entitled the holder to purchase one share of Levitt’s Class A common stock at a purchase price of $2.00 per share. The Rights Offering was completed on October 1, 2007. Levitt received approximately $152.8 million in the Rights Offering and issued an aggregate of 76,424,066 shares of its Class A common stock in connection with the exercise of rights by its shareholders. BFC purchased an aggregate of 16,602,712 of Levitt’s Class A common stock in the Rights Offering for an aggregate purchase price of $33.2 million.
          By letter dated September 27, 2007 (“Letter Agreement”), BFC agreed, subject to certain limited exceptions, not to vote 6,145,582 shares of Levitt’s Class A common stock that were acquired by BFC in the Rights Offering associated with subscription rights relating to our holdings in Levitt’s Class B common stock. The Letter Agreement provides that any future sale of shares of Levitt’s Class A common stock by BFC will reduce, on a share for share basis, the number of shares of Levitt’s Class A common stock that BFC has agreed not to vote. BFC’s acquisition of the 16,602,712 shares of Levitt’s Class A common stock upon its exercise of its subscription rights increased BFC’s ownership interest in Levitt by approximately 4.1% to 20.7% from 16.6% and increased BFC’s voting interest in Levitt, excluding the 6,145,582 shares subject to the Letter Agreement, by approximately 1.1% to 54.0% from 52.9%.
          The acquisition of additional shares of Levitt is being accounted for as a step acquisition under the purchase method of accounting. See Note 5 to our consolidated financial statements for further details.
Termination of Proposed BFC and Levitt Corporation Merger
          As previously reported, the Company, on January 30, 2007, entered into a merger agreement with Levitt Corporation. On August 14, 2007, BFC terminated the merger agreement based on its conclusion that the conditions to closing the merger could not be met and its view that it was in Levitt’s best interest to immediately proceed with its Rights Offering.

I.R.E. RAG Merger
          On November 19, 2007, BFC’s shareholders approved the merger of I.R.E Realty Advisory Group, Inc. (‘I.R.E. RAG”), a 45.5% subsidiary of BFC, with and into BFC. I.R.E. RAG’s sole assets were 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock. In connection with the merger, the shareholders of I.R.E. RAG, other than BFC, received an aggregate of approximately 2,601,300 shares of BFC Class A Common Stock and 273,000 shares of BFC Class B Common Stock, representing their respective pro rata beneficial ownership interests in I.R.E. RAG’s BFC shares, and the 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock that were held by I.R.E. RAG were canceled. The shareholders of I.R.E. RAG, other than BFC, were Levan Enterprises, Ltd. and I.R.E. Properties, Inc., each of which is an affiliate of Alan B. Levan, Chief Executive Officer, President and Chairman of the Board of Directors of BFC. The transaction was consummated on November 30, 2007.
BankAtlantic Bancorp and Levitt
          Developments relating to our subsidiaries, BankAtlantic Bancorp and Levitt, are discussed below in our discussion on Financial Services and Real Estate Development. Of specific importance was the November 9, 2007 filing by Levitt and Sons and its subsidiaries of Petitions for relief under Chapter 11 of the Bankruptcy Code which resulted in the deconsolidation of Levitt and Sons from our consolidated results of operations.
Recent Developments
     In 2007, the Company did not generate sufficient taxable income to utilize the Net Operating Loss (“NOLs”) carryforwards of approximately $4.6 million that expired on December 31, 2007. As the Company is not expected to generate taxable income from operations in the foreseeable future, the Company anticipates implementing a planning strategy in 2008 to utilize NOLs that are scheduled to expire. The Company anticipates that it will begin selling shares of BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize the $3.3 million of NOLs expected to expire in 2008. The Company intends to repurchase a sufficient number of shares to substantially maintain its ownership of BankAtlantic Bancorp. If the stock price on sale is lower than its book basis, a loss will be recognized even though a taxable gain is realized. The net result with respect to the newly purchased shares will be a higher tax basis in the shares going forward. The Company plans to continue this planning strategy in the future to ensure that NOLs are utilized before they expire.

Business Segments
          We report our results of operations through six reportable segments, BFC Activities, Financial Services and four reportable segments within our Real Estate Development Division. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to our consolidated financial statements for further discussion of the results of operations and other information relating to each segment.
BFC Activities Segment
          The BFC Activities segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This segment includes dividends from our investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses of CCC, interest income from loans receivable and income and expenses from the arrangement between BFC, BankAtlantic Bancorp, Levitt and Bluegreen Corporation (“Bluegreen”) for shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision (benefit) for income taxes, including the tax provision (benefit) related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in our financial statements, as described herein. The Company’s earnings or losses in BankAtlantic Bancorp are included in the Financial Services segment and the Company’s earnings and losses in Levitt are included in four reportable segments, consisting of Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations within our Real Estate Development Division.
          BFC’s equity investments include its investment in shares of the Series B Convertible Preferred Stock of Benihana and securities in the technology sector owned by a partnership that is included in the consolidated financial statements of BFC pursuant to BFC’s status as a general partner.
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
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.6667, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 18% voting interest and an approximately 10% economic interest in Benihana. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.
          The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. On July 1, 2004, the Company funded the first tranche of Convertible Preferred Stock in the amount of $10.0 million for the purchase of 400,000 shares and, on August 4, 2005, the Company purchased the remaining 400,000 shares of Convertible Preferred Stock in the amount of $10.0 million. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited period beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $38.00 for sixty consecutive trading days. At December 31, 2007, the closing price of Benihana’s Common Stock was $12.61 per share. The market value of the Convertible Preferred Stock on an “as if converted” basis at December 31, 2007 would have been approximately $19.9 million.
          John E. Abdo, Vice Chairman of the Company’s Board of Directors, is a member of Benihana’s Board of Directors. Further, Darwin Dornbush, a member of Levitt’s Board of Directors, is the Corporate Secretary of Benihana and a member of Benihana’s Board of Directors.
Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          The number of employees at the indicated dates was:

	December 31, 2007		December 31, 2006
	Full-time	Part-time	Full-time	Part-time
BFC	47	1	41	1
          Of the forty eight BFC employees at December 31, 2007, thirty six were employed in the Company’s executive, administrative, finance and business development offices, and in our shared services operations in the areas of investor relations, human resources, risk management and executive office administration. These shared service employees are utilized by the affiliated entities and their costs are allocated to the companies based upon their usage of services. The remaining twelve were employed by CCC, four of whom were part of a work force reduction after December 31, 2007.

Financial Services
Financial Services Segment
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1. Business regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” , “our” or “Parent Company” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
BankAtlantic Bancorp – the Company
          We are a Florida-based bank company and own BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking. We report our operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp, the parent company. Detailed operating financial information by segment is included in Note 29 to the Company’s consolidated financial statements. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking.  As a consequence, the Company exited this line of business and the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s consolidated financial statements for all periods presented.
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
          As of December 31, 2007, we had total consolidated assets of approximately $6.4 billion and stockholders’ equity of approximately $459 million.
BankAtlantic
          BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of business banking products and related financial services through a network of more than 100 branches or “stores” in southeast and central Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas.
          BankAtlantic’s primary business activities include:
•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate, business, consumer and small business loans,

•	purchasing wholesale residential loans, and

•	investing in mortgage-backed securities, tax certificates and other securities.
          BankAtlantic’s business strategy focuses on the following key areas:
•	Continuing its “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002, when it introduced seven-day banking and its free checking and free gift program in Florida. In addition to the seven-day strategy and extended lobby hours, BankAtlantic developed products, promotions and services that are an integral part of BankAtlantic’s strategy of customer convenience and “WOW!” customer service, both intended to increase its core deposit accounts. BankAtlantic defines its core deposits as its demand deposit accounts, NOW checking accounts and savings accounts.

Financial Services (Continued)
•	Increasing Core Deposits. From April, 2002, when the “Florida’s Most Convenient Bank” initiative was launched, to December 31, 2007, BankAtlantic’s core deposits increased 284% from approximately $600 million to approximately $2.3 billion. These core deposits represented 58% of BankAtlantic’s total deposits at December 31, 2007, compared to 26% of total deposits at December 31, 2001. However, the growth of core deposits for the year ending December 31, 2007 has slowed as core deposits increased $64.5 million or 3% from their December 31, 2006 levels. We believe the slower growth was largely a result of current economic conditions and competition. In response to changes in market and economic conditions, BankAtlantic reduced its advertising expenditures and in December 2007, shortened its lobby and customer service hours. Even with the reduced hours, BankAtlantic’s stores remain open seven days a week and are generally open more hours than its competitors. BankAtlantic anticipates a decline in short term interest rates during 2008 which it hopes will result in core deposit growth during 2008; however, increased competition, general economic conditions and the overall economy in Florida, in particular, may offset any favorable impact that declining interest rates may have on deposit growth.

•	Improving Operational Efficiencies in our Stores and Support Functions. Management is focused on improving its operating efficiencies during 2008. We anticipate consolidating back-office support facilities and reducing costs by subleasing or terminating lease contracts. We are also evaluating store and back-office support staffing levels with a view toward reducing costs which do not impact the quality of customer service. Additionally, we are seeking to implement technologies that we believe will reduce our customer service expenses. Based on the current economic environment, BankAtlantic decided in the fourth quarter of 2007 to delay its previously announced store expansion initiatives. As part of this decision, BankAtlantic has entered into an agreement with an unrelated financial institution to sell its five Orlando stores, is terminating certain lease agreements, seeking to sublease certain properties, and is attempting to sell land acquired for its store expansion program in all its markets. The sale of the Orlando stores is subject to regulatory approval.

•	Conservative and Targeted Growth in Loan Portfolio. BankAtlantic is focused on growth of its retail banking business with an emphasis on generating small business and consumer loans as well as measured growth in commercial loans collateralized by income producing commercial real estate properties. The commercial real estate loan portfolio declined during 2007 as a result of the significant deterioration in the Florida residential real estate market. BankAtlantic continues to refine its underwriting criteria across all loan categories in response to the deterioration of the real estate market and overall slowing economic conditions.

•	Managing Credit Risk. BankAtlantic strives to maintain strong underwriting standards and has developed underwriting policies and procedures which it believes will enable it to offer products and services to its customers while minimizing its exposure to unnecessary credit risk. However, the residential real estate market in Florida is currently in a period of substantial decline and this has had an adverse impact on the credit quality of our commercial real estate and home equity loan portfolios. In response, BankAtlantic continues to refine its underwriting criteria across all loan categories. Additionally, our loan portfolio monitoring processes have been refined to include the following:
o	A specialized land acquisition, development and construction loan committee to monitor developments affecting the collateral of commercial residential development loans;

o	Additional resources to negotiate loan work-outs and if necessary supervise the collection process; and

o	Additional loan review resources to support increased frequency of targeted loan reviews.

Financial Services (Continued)
•	Maintaining and Strengthening our Capital Position. BankAtlantic exceeded all applicable regulatory capital requirements and was considered a “well capitalized” financial institution at December 31, 2007. See “Regulation and Supervision” – Capital Requirements” for an explanation of capital standards. Management has implemented initiatives to preserve capital in response to the current unfavorable economic environment. These initiatives include decreasing the amount of cash dividends, consolidating back-office facilities, reducing staffing levels, selling its Orlando stores and slowing our retail network expansion. Additionally, BankAtlantic Bancorp has $180.6 million of financial assets that may be used to contribute capital to BankAtlantic.
          BankAtlantic offers a number of lending products to its customers. Its primary lending products include commercial real estate loans, commercial business loans, standby letters of credit and commitments, consumer loans, small business loans and residential loans.
          Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for most individual loans, performs confirming credit analyses. Residential loans are typically purchased in bulk and are generally non-conforming loans to agency guidelines due to the size of the individual loans. BankAtlantic sets general guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation, but actual purchases will generally reflect availability and market conditions, and may vary from BankAtlantic’s general guidelines. The weighted average FICO credit scores and loan-to-value ratios (calculated at the time of origination) of purchased loans outstanding as of December 31, 2007 was 741 and 67%, respectively. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments and when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2007, BankAtlantic’s residential loan portfolio included $1.1 billion of interest-only loans. The credit scores and loan-to-value ratios for interest-only loans are similar to amortizing loans. BankAtlantic attempts to manage the credit risk associated with these loans by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines. BankAtlantic does not purchase sub-prime or negative amortizing residential loans and loans in the purchased residential loan portfolio generally do not have prepayment penalties.
          BankAtlantic originates residential loans to customers that are then sold on a servicing released basis to a correspondent. It also originates and holds certain residential loans, which are primarily made to “low to moderate income” borrowers in accordance with requirements of the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines with independent appraisers typically performing on-site inspections and valuations of the collateral. The outstanding balance of these loans at December 31, 2007 was $57 million.
          Commercial Real Estate: BankAtlantic provides commercial real estate loans for acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans are originated in amounts based upon the appraised value of the collateral or estimated cost that generally have a loan to value ratio at the time of origination of less than 80%, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.
          There are three categories of loans in BankAtlantic’s commercial residential development loan portfolio that we believe have significant exposure to declines in the Florida residential real estate market. The loan balance in these categories aggregated $503.1 million at December 31, 2007. These categories are builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders.  These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property

Financial Services (Continued)
pursuant to the options.  If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category.  The land acquisition and development loan category consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders.  These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. The land acquisition, development and construction loans are secured by residential land which is intended to be fully developed by the borrower who may also construct homes on the property.  These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time.
          Additionally, BankAtlantic sells participations in commercial real estate loans that it originates and administers the loan and provides to participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally cannot significantly modify the loan without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations reduces its exposure on individual projects and may be required in order to stay within the regulatory “loans to one borrower” limitations. BankAtlantic’s internal policies generally limit loans to a maximum of $20 million and single borrower loan concentrations are generally limited to $40 million. BankAtlantic also purchases commercial real estate loan participations from other financial institutions and in such cases BankAtlantic may not be in a position to control decisions made with respect to the loans.
          Consumer: Consumer loans are primarily loans to individuals originated through BankAtlantic’s retail network and sales force. The majority of its originations are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years. At origination, the home equity lines of credit portfolio had a weighted average loan-to-value, inclusive of first mortgages, of 67.0%, and a weighted average Beacon score of 706. Additionally, 70.0% of the portfolio balances were with borrowers who had Beacon scores of 700 or greater at the time of origination.
          Small Business: BankAtlantic makes small business loans to companies located primarily in markets located in its store network areas. Small business loans are primarily originated on a secured basis and do not generally exceed $1.0 million for non-real estate secured loans and $2.0 million for real estate secured loans. These loans are generally originated with maturities ranging primarily from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans typically have either fixed or variable prime-based interest rates.
          Commercial Business: BankAtlantic generally makes commercial business loans to medium sized companies in Florida. It lends on both a secured and unsecured basis, although the majority of its loans are secured. Commercial business loans are typically secured by the accounts receivable, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans typically are originated for terms ranging from one to five years.
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

Financial Services (Continued)
     The composition of the loan portfolio was (in millions):

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$2,156	47.66	2,151	46.81	2,030	43.92	2,057	45.16	1,343	36.99%
Consumer — home equity	676	14.94	562	12.23	514	11.12	457	10.03	334	9.20
Construction and development	416	9.20	475	10.34	785	16.99	766	16.82	685	18.87
Commercial	882	19.49	973	21.17	979	21.18	1,004	22.04	997	27.46
Small business	212	4.69	187	4.07	152	3.29	124	2.72	108	2.97
Loans to Levitt Corporation	—	0.00	—	0.00	—	0.00	9	0.20	18	0.50
Other loans:
Commercial business	131	2.90	157	3.42	88	1.90	93	2.04	116	3.19
Small business — non-mortgage	106	2.34	98	2.13	83	1.80	67	1.47	52	1.43
Consumer	31	0.68	26	0.57	27	0.59	18	0.40	22	0.61
Residential loans held for sale	4	0.09	9	0.20	3	0.06	5	0.11	2	0.05

Total	4,614	101.99	4,638	100.94	4,661	100.85	4,600	100.99	3,677	101.27

Adjustments:
Unearned discounts (premiums)	(4)	-0.09	(1)	-0.02	(2)	-0.04	(1)	-0.02	—	0.00
Allowance for loan losses	94	2.08	44	0.96	41	0.89	46	1.01	46	1.27

Total loans receivable, net	$4,524	100.00	4,595	100.00	4,622	100.00	4,555	100.00	3,631	100.00%

          BankAtlantic’s real estate construction and development and commercial loans outstanding balances as of December 31, 2007 by loan category were as follows (in millions):

Outstanding
Balances
Land acquisition, development and construction loans	$151
Construction loans collateralized by income producing properties	79
Nonresidential construction loans	186

Total construction and development	$416

Builder land bank loans	$150
Land acquisition and development loans	202
Non-residential land loans	102
Permanent commercial loans	428

Total commercial	$882

          In addition to its lending activities, BankAtlantic also invests in securities as described below:
          Securities Available for Sale: BankAtlantic invests in obligations of the U.S. government or its agencies, such as mortgage-backed securities, real estate mortgage investment conduits (REMICs) and tax exempt municipal bonds, which are accounted for as securities available for sale. BankAtlantic sold its entire portfolio of tax exempt municipal bonds during 2007 as the tax-free returns on these securities were not currently as beneficial to the Company as in prior periods. BankAtlantic’s securities available for sale portfolio at December 31, 2007 was of high credit quality and guaranteed by government sponsored enterprises reflecting BankAtlantic’s attempts to the extent possible to minimize credit risk in its investment portfolio. The available for sale securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. The

Financial Services (Continued)
decision to purchase and sell securities is based upon a current assessment of the economy, the interest rate environment and our liquidity requirements.
          Tax Certificates: Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period.
          Derivative Investments: From time to time, based on market conditions, BankAtlantic writes call options on recently purchased agency securities (“covered calls”). Management believes that this periodic investment strategy may result in the generation of non-interest income or alternatively, the acquisition of agency securities on desirable terms. BankAtlantic had no derivative investments outstanding as of December 31, 2007.
          The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

	Treasury			Mortgage-	Bond		Weighted
	and	Tax	Tax-Exempt	Backed	And		Average
	Agencies	Certificates	Securities	Securities	Other	Total	Yield
December 31, 2007
Maturity: (1)
One year or less	$—	188,401	—	—	410	188,811	8.43%
After one through five years	—	—	—	135,479	271	135,750	4.74
After five through ten years	—	—	—	1,947	—	1,947	5.89
After ten years	—	—	—	651,035	—	651,035	5.41

Fair values (2)	$—	188,401	—	788,461	681	977,543	5.90%

Amortized cost (2)	$—	188,401	—	785,682	685	974,768	6.06%

Weighted average yield based on fair values	—	8.43	—	5.30	3.54	5.90
Weighted average maturity (yrs)	—	1.0	—	19.63	1.22	16.01

December 31, 2006
Fair values (2)	$—	195,391	397,244	361,750	675	955,060	6.17%

Amortized cost (2)	$—	195,391	397,469	365,565	685	959,110	6.05%

December 31, 2005
Fair values (2)	$1,000	163,726	388,566	381,540	585	935,417	5.45%

Amortized cost (2)	$998	163,726	392,130	387,178	585	944,617	5.20%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the parent company with a cost of $162.6, $88.6 million, and $95.1 million and a fair value of $179.5 million, $99.9 million, and $103.2 million, at December 31, 2007, 2006 and 2005, respectively, were excluded from the above table. At December 31, 2007, equities held by BankAtlantic with a cost of $750,000 and a fair value of $1.4 million were excluded from the above table.

Financial Services (Continued)
          A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2007 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value
Tax certificates and investment securities:
Tax certificates:
Cost equals market	$188,401	—	—	188,401
Securities available for sale:
Investment securities:
Cost equals market	235	—	—	235
Market over cost	450	—	4	446
Mortgage-backed securities :
Cost equals market	18,959	—	—	18,959
Market over cost	612,539	5,737	—	618,276
Cost over market	154,184	—	2,958	151,226

Total	$974,768	5,737	2,962	977,543

1)	The above table excludes Parent Company equity securities with a cost of $162.6 million and a fair value of $179.5 million at December 31, 2007.

2)	At December 31, 2007, equities held by BankAtlantic with a cost of $750,000 and a fair value of $1.4 million was excluded from the above table.
          Commencing in September 2006, BankAtlantic has from time to time invested in rental real estate and lending joint ventures where the joint venture partner is the managing partner. We account for these joint ventures under the equity method of accounting.
          Income-Producing Real Estate Joint Venture Investments: These joint ventures acquire income-producing real estate properties that generally do not require extensive management with the strategy of re-selling the properties in a relatively short period of time, generally within one year. BankAtlantic had an investment of $1.7 million in one of these joint ventures as of December 31, 2007. The joint venture was liquidated in January 2008 and BankAtlantic has no current intention to invest in rental real estate joint ventures in 2008.
          Lending Joint Venture: We have invested in a joint venture involved in the factoring of accounts receivable. At this time, BankAtlantic does not currently anticipate funding in excess of $5 million into this venture.
          BankAtlantic utilizes deposits, secured advances and other borrowed funds to fund its lending and other activities.
          Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through advertising and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicits deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiatives, which includes extended lobby and customer service hours, free online banking and bill pay, and locations open seven days a week. While BankAtlantic’s core deposits have historically produced solid results our products and pricing promotions may change in light of economic and market conditions. See Note 12 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
          Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans and its securities. In addition, BankAtlantic must maintain certain levels

Financial Services (Continued)
of FHLB stock based upon outstanding advances. See Note 13 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.
          Other Short-Term Borrowings: BankAtlantic’s short-term borrowings consist of securities sold under agreements to repurchase, treasury tax and loan borrowings and federal funds.
•	Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. See Note 15 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Securities sold under agreements to repurchase borrowings.

•	Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program. Under this program the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See Note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Treasury tax and loan borrowings.

•	Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. We also have a borrowing facility with various federal agencies which may place funds with us at overnight rates. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash flow requirements. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against its consumer loans. See Note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s federal funds borrowings.

•	BankAtlantic’s other borrowings have floating interest rates and consist of a mortgage-backed bond and subordinated debentures. See Note 16 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.
Parent Company
          The Parent Company (“Parent”) operations are limited and primarily include the financing of the capital needs of BankAtlantic Bancorp and its subsidiaries and management of its subsidiaries and other investments. The Parent also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide certain human resources, insurance management, investor relations services, and other administrative services to the Parent and its subsidiaries and affiliates. The Parent obtains its funds from subsidiary dividends, issuances of equity and debt securities, proceeds from sales of investment securities and returns on portfolio investments. The Parent provides funds to its subsidiaries for capital, the financing of acquisitions and other general corporate purposes. The largest expense of the Parent Company is interest expense on debt, and the amount of this expense could increase or decrease significantly as much of its debt is indexed to floating rates. As a consequence of the sale of Ryan Beck to Stifel, the Parent’s equity investments now include a concentration in Stifel equity securities. Stifel’s common stock is publicly traded on the NYSE. In January 2008, we sold to Stifel 250,000 shares of Stifel common stock for a gain of $18,000 and received net proceeds of $10.6 million. We currently hold 2,127,354 shares of Stifel common stock, of which 542,452 shares are freely saleable and an additional 792,451 will be freely saleable after August 28, 2008 with all contractual sale restrictions lapsing on August 28, 2009. In March 2008, the Company offered for sale 1.6 million shares of its Stifel common stock in an underwritten public offering of shares of Stifel common stock. The Company may also provide the underwriters with an option to purchase additional shares of its Stifel common stock for thirty days after the initial closing solely to cover over-allotments. The sale price of the shares will be determined at the time a definitive underwriting agreement is entered into. Following the sale of the shares in the offering, Stifel has agreed to release any continuing sale restrictions on the remaining shares of Stifel common stock and warrants to acquire 481,724 shares of Stifel commons stock held by the Company. There is no assurance that the offering will be consummated or that the shares will be sold.

Financial Services (Continued)
          A summary of the carrying value and gross unrealized appreciation or depreciation of estimated fair value of the Parent’s securities follows (in thousands):

	December 31, 2007
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Equity securities	$122,997	12,449	—	135,446
Investment securities:
Investment securities (1)	39,617	4,468	—	44,085

Total	$162,614	16,917	—	179,531

	December 31, 2006
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Securities available for sale:
Equity securities	$82,134	9,554	—	91,688
Investment securities:
Investment securities (1)	6,500	1,714	—	8,214

Total	$88,634	11,268	—	99,902

(1)	Investment securities in 2007 consist of Stifel common stock that is subject to restrictions for more than one year and are accounted for as investment securities at cost. Also included in investment securities at December 31, 2007 and 2006 were equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.
Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          The number of employees at the indicated dates was:

	December 31, 2007		December 31, 2006
	Full-	Part-	Full-	Part-
	Time	time	time	time
BankAtlantic Bancorp	7	—	8	—
BankAtlantic	2,207	355	2,425	386

Total	2,214	355	2,433	386

Competition
          The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater market accessibility than we have, thus creating increased competition. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market. Our primary

Financial Services (Continued)
method of competition is emphasis on customer service and convenience, including our Florida’s Most Convenient Bank initiatives.
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
          As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that BankAtlantic continues to satisfy the Qualified Thrift Lender, or QTL, test. See “Regulation of Federal Savings Banks — QTL Test” for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, then we would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.
          Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and us or any of BankAtlantic’s affiliates, are subject to various conditions and limitations. See “Regulation of Federal Savings Banks — Transactions with Related Parties.” BankAtlantic must seek approval from the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Federal Savings Banks — Limitation on Capital Distributions.”

Financial Services (Continued)
BankAtlantic
          BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and sales of stores and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.
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
          Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2007, BankAtlantic’s limit on loans to one borrower was approximately $84.5 million. At December 31, 2007, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $42.7 million and the second largest borrower had an aggregate balance of approximately $28.9 million.
          QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2007, BankAtlantic maintained approximately 82.2% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2007 and, therefore, was a QTL.

Financial Services (Continued)
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
          At December 31, 2007, BankAtlantic exceeded all applicable regulatory capital requirements. See Note 21 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.
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
          The OTS regulates all capital distributions by BankAtlantic directly or indirectly to us, including dividend payments. BankAtlantic currently must file an application to receive the approval of the OTS for a proposed capital distribution as the total amount of all of BankAtlantic’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds BankAtlantic’s net income for that year-to-date period plus BankAtlantic’s retained net income for the preceding two years.
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

Financial Services (Continued)
•	the complexity of the savings bank’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings bank that has more than $1 billion in trust assets that it administers, loans that it services for others or assets covered by its recourse obligations or direct credit substitutes.
          These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2007 was approximately $1.0 million.
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

Financial Services (Continued)
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
          Shared National Credit Program. The Shared National Credit Program is an interagency program, established in 1977, to provide a periodic credit risk assessment of the largest and most complex syndicated loans held or agented by financial institutions subject to supervision by a federal bank regulatory agency. The Shared National Credit Program is administered by the FRB, FDIC, OTS and the Office of the Comptroller of the Currency. The Shared National Credit Program covers any loan or loan commitment of at least $20 million (i) which is shared under a formal lending agreement by three or more unaffiliated financial institutions or (ii) a portion of which is sold to two or more unaffiliated financial institutions with the purchasing financial institutions assuming their pro rata share of the credit risk. The Shared National Credit Program is designed to provide uniformity and efficiency in the federal banking agencies’ analysis and rating of the largest and most complex credit facilities in the country by avoiding duplicate credit reviews and ensuring consistency in rating determinations. The federal banking agencies use a combination of statistical and judgmental sampling techniques to select borrowers for review each year. The selected borrowers are reviewed and the credit quality rating assigned by the applicable federal banking agency’s examination team will be reported to each financial institution that participates in the loan as of the examination date. The assigned ratings are used during examinations of the other financial institutions to avoid duplicate reviews

Financial Services (Continued)
and ensure consistent treatment of these loans. BankAtlantic has entered into participations with respect to its loans and has acquired participations in the loans of other financial institutions which are subject to this program and accordingly these loans may be subject to this additional review.
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
          As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information

Financial Services (Continued)
that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance assessment rate depends on the risk category to which it is assigned. Insurance assessment rates now range from 5 cents per $100 in assessable deposits for a savings institution in the least risk category (i.e., well capitalized and financially sound with only a few minor weaknesses) to 43 cents per $100 in assessable deposits for a savings institution in the most risk category (i.e., undercapitalized and poses a substantial probability of loss to the DIF unless effective corrective action is taken).
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
          Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB. BankAtlantic was in compliance with this requirement with an investment in FHLB stock at December 31, 2007 of approximately $74.0 million. During the year ended December 31, 2007, the FHLB of Atlanta paid dividends of approximately $4.4 million on the capital stock held by BankAtlantic. If dividends were reduced or interest on future FHLB advances increased, BankAtlantic’s net interest income would likely also be reduced.
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

Financial Services (Continued)
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
          Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. In 2004, deficiencies were identified in BankAtlantic’s compliance with anti-terrorism and anti-money laundering laws and regulations and BankAtlantic entered into agreements regarding its ongoing compliance and was required to pay fines associated with its past deficiencies. In November 2007, the Office of Thrift Supervision terminated the April 2006 Cease and Desist Order entered into by BankAtlantic as a result of previous deficiencies in its compliance with the Bank Secrecy Act. The OTS determined that it was appropriate to terminate the Cease and Desist Order after its examinations of BankAtlantic indicated BankAtlantic’s significant compliance with the terms of the Cease and Desist Order (see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – BankAtlantic Liquidity and Capital Resources”).
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

Real Estate Development
Real Estate Division Segments
     Our Real Estate Development activities are comprised of the operations of Levitt Corporation. Levitt presents its results in four reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if declared and paid by Levitt. Levitt is a separate public company and its management prepared the following Item 1. Business regarding Levitt which was included in Levitt’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us”, “our” or “Parent Company” in the following discussion under the caption “Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
General Description of Business
          Levitt Corporation (“Levitt Corporation,”, “we” or the “Company”), directly and through its wholly owned subsidiaries, historically has been a real estate development company with activities in the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida.
          In 2007, Levitt Corporation engaged in real estate activities through Core Communities, LLC (“Core Communities” or “Core”), and other operations, which included Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen” NYSE: BXG), a development of a homebuilding community in South Carolina, Carolina Oak Homes, LLC (“Carolina Oak”) and other investments in real estate projects through subsidiaries and joint ventures. During 2007, Levitt Corporation also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”).
Core Communities
          Core Communities was founded in May 1996 to develop a master–planned community in Port St. Lucie, Florida now known as St. Lucie West. It is currently developing master-planned communities in Port St. Lucie, Florida called Tradition, Florida and in a community outside of Hardeeville, South Carolina called Tradition Hilton Head (formerly known as Tradition, South Carolina). Tradition, Florida has been in active development for several years, while Tradition Hilton Head is in the early stage of development.  As a master-planned community developer, Core Communities engages in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders and commercial, industrial and institutional end-users; and (iv) the development and leasing of commercial space to commercial, industrial and institutional end-users.
          St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida’s Turnpike to the east. The community blends residential, commercial and industrial developments where residents have access to commerce, recreation, entertainment, religious and educational facilities all within the community. St. Lucie West is completely sold out and substantially built out and consists of a residential community, two college campuses and numerous recreational amenities and facilities. PGA of America owns and operates a golf course and a country club on an adjacent parcel. The community’s baseball stadium, Tradition Field, serves as the spring training headquarters for the New York Mets professional baseball team and a minor league affiliate. There are more than 6,000 homes in St. Lucie West housing nearly 15,000 residents.
          Tradition, Florida encompasses more than 8,200 total acres, including approximately 3,900 remaining net saleable acres.  Approximately 1,800 acres have been sold to date and 259 acres were subject to firm sales contracts with various purchasers as of December 31, 2007. Community Development District special assessment bonds are being utilized to provide financing for certain infrastructure developments. Tradition, Florida is planned to include a 4.5-mile long employment corridor along I-95, educational and health care facilities, commercial properties, residential developments and other uses in a series of mixed-use parcels.  As part of the employment corridor, a 120-acre research park is being marketed as the Florida Center for Innovation at Tradition (“FCI”), within which the Torrey Pines Institute for Molecular Studies (TPIMS) is building its new headquarters.   FCI is planned to consist of approximately two million square feet of research and development space, a 300 bed Martin Memorial Health

Real Estate Development (Continued)
Systems hospital, a 27-acre lake with a 1-mile fitness trail and recreational amenities, state-of-the-art fiber optic cabling, underground electrical power and proximity to high-quality housing, restaurants, hotels and shopping. Mann Research Center  also recently purchased a 22.4 acre parcel within the FCI on which it intends to build a 400,000-square-foot life sciences complex.   Oregon Health & Science University’s Vaccine and Gene Therapy Institute also recently announced plans to locate a 120,000-square-foot facility within FCI.
          Tradition Hilton Head encompasses almost 5,400 total acres, including approximately 2,800 remaining net saleable acres and 150 acres owned and being developed by Carolina Oak, a subsidiary of the Company currently included under Other Operations below. The community is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services. There were no firm sales contracts as of December 31, 2007.
          Our Land Division recorded $16.6 million in sales in 2007 compared to $69.8 million in 2006 as demand for residential inventory by homebuilders in Florida substantially decreased. In response, the Land Division has concentrated on seeking buyers for commercial property. In addition to sales of parcels to developers, the Land Division plans to continue to internally develop certain projects for leasing to third parties based on market demand. It is expected that a higher percentage of revenue in the near term will come from sales and development of commercial property in Florida, provided that the market for commercial property remains stable. In addition, the Land Division expects to realize increased revenues in the future arising from residential and commercial land sales in South Carolina as development on Tradition Hilton Head progresses. However revenues from land sales in South Carolina would be negatively affected if the real estate market in South Carolina sustains a downturn similar to that experienced in Florida. Core generated higher revenues from services in 2007 compared to 2006 due to increased rental income associated with leasing of certain commercial properties and increased revenues relating to irrigation services provided to homebuilders, commercial users, and the residents of Tradition, Florida. Retailers at Tradition, Florida include nationally branded retail stores such as Target, Babies R Us, Bed, Bath and Beyond, Office Max, The Sports Authority, TJ Maxx, Petsmart, LA Fitness and Old Navy.
          In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management determined it is probable that Core will sell these projects in 2008 and, while Core may retain an equity interest in the properties and provide ongoing management services to a potential buyer, the anticipated level of continuing involvement is not expected to be significant. The assets are available for immediate sale in their present condition. There is no assurance that these sales will be completed in the timeframe expected by management or at all. Due to this decision, the projects and assets that are for sale have been classified as a discontinued operation for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and its revenue and expenses are not included in the results of continuing operations for any periods presented in this Annual Report on Form 10-K. The assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale were also reclassified in the audited consolidated statements of financial condition. Prior period amounts have been reclassified to conform to the current year presentation. As of December 31, 2007, the carrying value of the subject net assets for sale was $16.1 million. This amount is comprised of total assets of $96.2 million less total liabilities of $80.1 million. While the commercial real estate market has generally been stronger than the residential real estate market, interest in commercial property is weakening and financing is not as readily available in the current market, which may adversely impact the profitability of our commercial property. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that the assets were appropriately recorded at the lower of cost or fair value less the costs to sell at December 31, 2007.

Real Estate Development (Continued)
Other Operations
          During 2007, we were also engaged in commercial real estate activities through our wholly owned subsidiary, Levitt Commercial, LLC (“Levitt Commercial”), and we also have investments in other real estate projects through subsidiaries and various joint ventures. We own approximately 31% of the outstanding common stock of Bluegreen, which acquires, develops, markets and sells vacation ownership interests in “drive-to” vacation resorts, as well as residential home sites around golf courses or other amenities.
          In addition, we are engaged in limited homebuilding activities in Tradition Hilton Head through our wholly owned subsidiary, Carolina Oak, which is a direct subsidiary of Levitt Corporation which was acquired from Levitt and Sons during October 2007. See Recent Developments - Acquisition of Carolina Oak. Levitt Corporation had a previous financial commitment associated with this community, which is located in Tradition Hilton Head, and management determined that it was in the best interest of the Company to continue to develop the community. The results of operations and financial condition of Carolina Oak as of and for the three year period ended December 31, 2007 are included in the Primary Homebuilding segment in this Annual Report on Form 10-K because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed during these periods.
Levitt and Sons
          Acquired in December 1999, Levitt and Sons was a developer of single family homes and townhome communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operated in two reportable segments, Primary Homebuilding and Tennessee Homebuilding. On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida ( the “Bankruptcy Court”). See Recent Developments - Bankruptcy of Levitt and Sons for the current status of the Chapter 11 Cases.
          The homebuilding environment continued to deteriorate throughout 2007 as increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the industry. In both Homebuilding segments, Levitt and Sons experienced decreased orders, decreased margins and increased cancellation rates on homes in backlog. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as buyers’ fears about the direction of the market exerted a continuous cycle of downward pricing pressure for residential homes.
          Levitt and Sons engaged in discussions with its five principal lenders in an effort to obtain agreements to restructure its outstanding indebtedness. No substantive agreements were received that addressed either the short term or longer term cash flow requirements of Levitt and Sons or debt repayment. Due to the uncertainty regarding Levitt and Sons’ indebtedness and the continued deterioration of the homebuilding industry and Levitt and Sons’ operations in particular, Levitt Corporation, which had previously loaned Levitt and Sons approximately $84.3 million, stopped funding the cash flow needs of this subsidiary in the third quarter of 2007. Levitt Corporation was unwilling to commit additional material loans and advances to Levitt and Sons unless Levitt and Sons’ debt was restructured in a way which increased the likelihood that Levitt and Sons could generate sufficient cash to meet its future obligations and be positioned to address the long term issues it faced. Levitt and Sons ceased development at its projects at September 30, 2007 due to a lack of funding.
          On November 9, 2007, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors.
          Based on the loss of control over Levitt and Sons as a result of the Chapter 11 Cases and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from its financial results. We are

Real Estate Development (Continued)
prospectively accounting for any remaining investment in Levitt and Sons, net of any outstanding advances due from Levitt and Sons, as a cost method investment. Under cost method accounting, income would only be recognized to the extent of cash received in the future or when Levitt Corporation is discharged from the bankruptcy, at which time, the balance of the “loss in excess of investment in subsidiary” can be recognized into income. As of November 9, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due from Levitt and Sons of $67.8 million at Levitt Corporation resulting in a net negative investment of $55.2 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. Since the Chapter 11 Cases were filed, Levitt Corporation has also incurred certain administrative costs in the amount of $1.4 million relating to certain services and benefits provided by the Company in favor of the Debtors. These costs include, but are not limited to, the cost of maintaining employee benefit plans, providing accounting services, human resources expenses, general liability and property insurance premiums, payroll processing expenses, licensing and third-party professional fees (collectively, the “Post Petition Services”).
Recent Developments
Bankruptcy of Levitt and Sons
          On November 9, 2007, the Debtors filed voluntary petitions for relief under the Chapter 11 Cases in the Bankruptcy Court. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents.
          On November 27, 2007, the Office of the United States Trustee (the “U.S. Trustee), appointed an official committee of unsecured creditors in the Chapter 11 Cases (the “Creditors’ Committee”). On January 22, 2008, the U.S. Trustee appointed a Joint Home Purchase Deposit Creditors Committee of Creditors Holding Unsecured Claims (the “Deposit Holders Committee”, and together with the Creditors Committee, the “Committees”). The Committees have a right to appear and be heard in the Chapter 11 Cases.
          On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (“Chapter 11 Admin. Expense Motion”) thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of the Company for Post Petition Services. While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the cash payments of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, the Company has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to the Company in the Chapter 11 Cases. The unsecured pre-petition claims of the Company scheduled by Levitt and Sons are approximately $67.3 million and the secured pre-petition claim scheduled by Levitt and Sons is approximately $460,000. The Company has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, the Company implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of December 31, 2007, which totaled approximately $600,000 paid as of that date, have assigned their unsecured claims to the Company. There is no assurance that there will be any funds available to pay the Company these or any other amounts associated with the Company’s claims against the Debtors.
          At December 31, 2007, the Company had a federal income tax receivable of $27.4 million as a result of losses incurred, which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Creditors Committee has advised the Company that they believe the creditors are entitled to share in an unstated amount of the refund.
          Pursuant to the Bankruptcy Code, the Debtors have for a limited period subject to extension, the exclusive right to file a plan of reorganization or liquidation (the “Plan”).

Real Estate Development (Continued)
Rights Offering
          On August 29, 2007, Levitt Corporation distributed to each holder of record of its Class A common stock and Class B common stock as of August 27, 2007 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”), or an aggregate of rights to purchase 100 million shares of Class A common stock. The Rights Offering was priced at $2.00 per share, commenced on August 29, 2007 and was completed on October 1, 2007. Levitt Corporation received $152.8 million of proceeds in connection with the exercise of rights by its shareholders. In connection with the offering, Levitt Corporation issued an aggregate of 76,424,066 shares of Class A common stock on October 1, 2007. The stock price on the October 1, 2007 closing date was $2.05 per share. As a result, there is a bonus element adjustment of 1.97% for all shareholders of record on August 29, 2007 and accordingly the number of weighted average shares of Class A common stock outstanding for basic and diluted (loss) earnings per share was retroactively increased by 1.97% for all prior periods presented in this Annual Report on Form 10-K.
Reductions in Force
          In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Levitt Corporation primarily as a result of the Chapter 11 Cases. On November 9, 2007, Levitt Corporation implemented an employee fund and indicated that it would pay up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which could be paid by Levitt and Sons to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of the Chapter 11 Cases. For the year ended December 31, 2007, the Company paid approximately $600,000 in severance and termination charges related to the above fund which is reflected in the Other Operations segment and paid $2.3 million in severance to the employees of the Homebuilding Division prior to deconsolidation. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. For any amounts paid related to this fund from the Other Operations segment, these payments were in exchange for an assignment to the Company by those employees of their unsecured claims against Levitt and Sons. At December 31, 2007 there was $2.0 million accrued to be paid related to this fund as well as severance for employees other than Levitt and Sons employees. In addition to these amounts, we expect additional severance related obligations associated with the fund mentioned above of $1.7 million in 2008 as employees assign their unsecured claims to the Company.
          In addition to the severance benefits, Levitt Corporation entered into two independent contractor agreements in December 2007 with two former Levitt and Sons employees. The agreements are for past and future consulting services. The total commitment related to these agreements is $1.6 million and will be paid monthly through 2009.
Acquisition of Carolina Oak Homes, LLC
          On October 23, 2007, Levitt Corporation acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC) for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is secured by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head , (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset in Carolina Oak is a 150 acre parcel of partially developed land currently under development and located in Tradition Hilton Head. As of December 31, 2007, Carolina Oak had 14 units under current development with no units in backlog. Carolina Oak has an additional 91 lots that are currently available for home construction.
Acquisition of common stock
          As of March 17, 2008, the Company, together with, Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership, wholly-owned by the Company, had purchased 3,000,200 shares of Office Depot, Inc. (“Office Depot”) common stock, which represents approximately one percent of Office Depot’s outstanding stock, at a cost of approximately $34.0 million. In connection with the acquisition of this ownership interest, on March 17, 2008, the Company delivered notice to Office Depot of the Company’s intent to nominate two nominees to stand for election to Office Depot’s Board of Directors. One of the nominees, Mark D Begelman, was the President and Chief Operating Officer of Office Depot from 1991 to 1995 and is currently an officer of BankAtlantic. Also on March 17, 2008, the Company, together with Woodbridge Equity Fund LLLP and other participants in the proxy solicitation, filed a preliminary proxy statement with the SEC in connection with the solicitation of proxies in support of the election of the two nominees. The Company has agreed to indemnify each nominee against certain losses and expenses which such nominees may incur in connection with the proxy solicitation and their efforts to gain election to the Office Depot board. In addition, the Company has filed a complaint in the Delaware Court of Chancery seeking, among other things, a court order declaring that the nomination of the two nominees at the Office Depot annual meeting is valid.

Real Estate Development (Continued)
Business Strategy
          Our business strategy involves the following principal goals:
          Pursue investment opportunities. We intend to pursue acquisitions and investments opportunistically, using a combination of our cash and third party equity and debt financing. These investments may be within or outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, majority interests in companies or minority, non-controlling interests. Investing on this basis will present additional risks, including the risks inherent in the industries in which we invest and potential integration risks if we seek to integrate the acquired operations into our operations.
          Continue to develop master-planned communities. The Land Division is actively developing and marketing its master-planned communities in Florida and South Carolina. In addition to the marketing of parcels to homebuilders, the Land Division continues to expand its commercial operations through sales to developers and through its efforts to internally develop projects for leasing to third parties. Core is committed to developing communities that will responsibly serve its residents and business in the long-term. The goal of its developments is to facilitate a regional roadway network and establish model communities that will set an example for future development. Core has established a series of community design standards which have been incorporated into the overall planning effort of master-planned communities including: utilizing a mix of housing types, including single-family neighborhoods and a variety of higher density communities; and having a neighborhood Town Center, Community School parcels, a workplace environment and community parks. The intent is to establish well-planned, innovative communities that are sustainable for the long-term.
          We view our commercial projects opportunistically and intend to periodically evaluate the short and long term benefits of retention or disposition. In 2007, we announced the intention to sell the commercial leasing projects owned by Core and provide ongoing management services to a potential buyer. Historically, land sale revenues have been sporadic and fluctuate dramatically by quarter and land sale transactions have resulted in 40% to 60% margins. However, margins on land sales and the many factors which impact the margin may not remain at these levels given the current downturn in the real estate markets where we own properties. Recent trends in home sales may require us to hold our land inventory longer than originally projected. We intend to review each parcel ready for development to determine whether to market the parcel to third parties, to internally develop the parcel for leasing, or hold the parcel and determine later whether to pursue third party sales or internal development opportunities. Our decision will be based, in part, on the condition of the commercial real estate market and our evaluation of future prospects Our land development activities in our master-planned communities offer a source of land for future homebuilding by others. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. Third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities.
          Operate efficiently and effectively. We have recently taken steps which we believe strengthen our company. We raised a significant amount of capital through a Rights Offering and have implemented significant reductions in workforce levels. We intend to continue our focus on aligning our staffing levels with business goals

Real Estate Development (Continued)
and current and anticipated future market conditions. We also intend to continue to focus on expense management initiatives throughout the organization.
          Utilize community development districts to fund development costs. We establish community development districts to access tax exempt bond financing to fund infrastructure development at our master-planned communities, which is a common practice among land developers in Florida. The ultimate owners of the property within the district are responsible for amounts owed on these bonds, which are funded through annual assessments. Generally, in Florida, no payments under the bonds are required from property owners during the first two to three years after issuance as a result of capitalized interest built into the bond proceeds. While we are responsible for any assessed amounts until the underlying property is sold, this strategy allows us to more effectively manage the cash required to fund infrastructure at the project in the short term. If the property is not sold prior to the assessment date we will be required to pay the full amount of the annual assessment on the property owned by us. However, there have recently been significant disruptions in credit markets, including downward trends in the municipal bond markets which may impact the availability and pricing of this type of financing in the future. We may not be able to access tax exempt bond financing or any other financing through community development districts if market conditions do not improve.
Business Segments
          Through 2007, management reported results of operations through four segments: Land Division, Other Operations, Primary Homebuilding and Tennessee Homebuilding. The results of operations of Primary Homebuilding, with the exception of Carolina Oak, and Tennessee Homebuilding are only included as separate segments through November 9, 2007, the date of Levitt Corporation’s deconsolidation of Levitt and Sons. The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Item 8. Financial Statements and Supplementary Data” and Note 23 to our audited consolidated financial statements for a discussion of trends, results of operations and other relevant information on each segment.
Land Division
          The Land Division, which operates through Core Communities, generates revenue primarily from land sales from master-planned communities and also generates revenue from leasing commercial properties which it has developed. At December 31, 2007, our Land Division owned approximately 6,500 gross acres in Tradition, Florida including approximately 3,900 saleable acres. Through December 31, 2007, Core Communities had entered into contracts for the sale of a total of approximately 2,100 acres in the first phase development at Tradition, Florida of which approximately 1,800 acres had been delivered at December 31, 2007. Our backlog contains contracts for the sale of 259 acres, although there is no assurance that the consummation of those transactions will occur. Delivery of these acres is expected to be completed in 2009. At December 31, 2007, our Land Division also owned approximately 5,200 gross acres in Tradition Hilton Head, including approximately 2,800 remaining net saleable acres and 150 acres owned and being developed by Carolina Oak, a subsidiary of the Company, currently included under Other Operations below.
          Our Land Division’s land in development and relevant data as of December 31, 2007 were as follows:

							Third
			Closed		Non-		Party
	Date	Acres	Acres	Current	Saleable	Saleable	Backlog	Acres
	Acquired	Acquired	(a)	Inventory	Acres (b)	Acres (b)	(c)	Available
Currently in Development
Tradition, Florida	1998 – 2004	8,246	1,794	6,452	2,583	3,869	259	3,610
Tradition Hilton Head	2005	5,390	163	5,227	2,417	2,810	—	2,810

Total Currently in Development		13,636	1,957	11,679	5,000	6,679	259	6,420

(a)	Closed acres for Tradition Hilton Head include 150 acres owned by Carolina Oak, a wholly owned subsidiary of Levitt Corporation. The revenue from this sale was eliminated in consolidation.

(b)	Actual saleable and non-saleable acres may vary over time due to changes in zoning, project design, or other factors. Non-saleable acres include, but are not limited to, areas set aside for roads, parks, schools, utilities, wetlands and other public purposes.

(c)	Acres under contract to third parties.

Real Estate Development (Continued)
Other Operations
          Other operations consist of Levitt Commercial, our investment in Bluegreen Corporation, investments in joint ventures and holding company operations.
Levitt Commercial
          Levitt Commercial was formed in 2001 to develop industrial, commercial, retail and residential properties. Revenues for the year ended December 31, 2007 amounted to $6.6 million which reflect sales of warehouse properties. Levitt Commercial delivered 17 flex warehouse units at its remaining development project. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007 and we have no current plans for future sales from Levitt Commercial.
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
          We evaluated our investment in Bluegreen at December 31, 2007 and noted that the current $116.0 million book value of the investment was greater than the market value of $68.4 million (based upon a December 31, 2007 closing price of $7.19). We performed an impairment review in accordance with Emerging Issues Task Force 03-1 (“EITF 03-1”), Accounting Principles Board Opinion No. 18 (“APB No. 18”), and Securities and Exchange Commission Staff Accounting Bulletin 59 (“SAB 59”) to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Based on our evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current value of the stock price, and management’s intention with regards to this investment, management determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and, accordingly, no adjustment to the carrying value was recorded at December 31, 2007.
          Bluegreen recently announced its intention to pursue a rights offering to its shareholders of up to $100 million of its common stock. Bluegreen intends to file a registration statement relating to the rights offering in March 2008. We own approximately 31% of Bluegreen’s outstanding common stock and we currently intend to participate in this rights offering and to support the efforts of Bluegreen’s management to maximize shareholder value through organic and acquisition-driven growth initiatives and then exploring strategic alternatives.
Corporate Operations Headquarters
          In October 2004, we acquired an 80,000 square foot office building to serve as our home office in Fort Lauderdale, Florida for $16.2 million. The building was fully leased and occupied during the year ended December 31, 2005 and generated rental income. On November 9, 2005 the lease was modified and two floors of the building were vacated in January 2006. The building now serves as the Corporate Headquarters for Levitt Corporation. We are planning to seek to lease to third parties this space in 2008 and relocate to a smaller space due to the number of employees we have remaining at this facility.

Real Estate Development (Continued)
Other Investments and Joint Ventures
          In the past we have sought to mitigate the risks associated with certain real estate projects by entering into joint ventures. Our investments in joint ventures and the earnings recorded on these investments were not significant for the year ended December 31, 2007.
          We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Levitt Commercial owns a 20% interest in Altman Longleaf, LLC, which owns a 20% interest in this joint venture. This joint venture is developing a 298-unit apartment complex in Melbourne, Florida. An affiliate of our joint venture partner is the general contractor. Construction commenced on the development in 2004 and was completed in 2006. Our original capital contributions totaled approximately $585,000 and we have received approximately $1.2 million in distributions since 2004. Accordingly, our potential obligation of indemnity at December 31, 2007 is approximately $664,000. The book value of this investment as of December 31, 2007 was zero due to the losses this joint venture has incurred. Based on the joint venture assets that secure the indebtedness, we do not currently believe it is likely that any payment will be required under the indemnity agreement.
Homebuilding Division
          The Primary and Tennessee Homebuilding segments were deconsolidated from our results of operations on November 9, 2007 due to the Chapter 11 Cases. The results of operations for the three year period ended December 31, 2007 include the results of operations for the Debtors through November 9, 2007. However, we continue to be engaged in limited homebuilding activities in Tradition Hilton Head through Carolina Oak, which was acquired by Levitt Corporation from Levitt and Sons during 2007. The results of operations and financial condition of Carolina Oak as of and for the three year period ended December 31, 2007 are included in the Primary Homebuilding segment in this Form 10-K because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed during these periods.
          As of December 31, 2007, Carolina Oak had 14 units under current development with no units in backlog. Carolina Oak has an additional 91 lots that are currently available for home construction. We may decide to continue to build the remainder of the community which is planned to consist of approximately 403 additional units if the sales of the existing units are successful.
Information Technologies
          We continue to seek to improve the efficiency of our field and corporate operations in an effort to plan appropriately for the construction of our master-planned communities, perform limited homebuilding activities and to plan for future investments or acquisitions. In the fourth quarter of 2006, we implemented a fully integrated operating and financial system in order to have all operating entities on one platform. These systems have enabled information to be shared and utilized throughout our company and have enabled us to better manage, optimize and leverage our employees and management. During 2007, we further implemented the property management module associated with this financial system for use in our Land Division to assist with our expansion and management of our commercial leasing business.
Seasonality
          We have historically experienced volatility but not necessarily seasonality, in our results of operations from quarter-to-quarter due to the nature of the real estate business. Historically, land sale revenues have been sporadic and have fluctuated dramatically. In addition, margins on land sales and the many factors which impact the margin may not remain at historical levels given the current downturn in the real estate markets where we own properties. We are focusing on maximizing our sales efforts with homebuilders at our master-planned communities. However,

Real Estate Development (Continued)
due to the uncertainty in the real estate market, we expect to continue to experience high volatility in our Land Division revenues throughout 2008.
Competition
          The real estate development industry is highly competitive and fragmented. We compete with third parties in our efforts to sell land to homebuilders. We compete with other local, regional and national real estate companies and homebuilders, often within larger subdivisions designed, planned and developed by such competitors. Some of our competitors have greater financial, marketing, sales and other resources than we do.
          In addition, there are relatively low barriers to entry into our business. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land. A substantial portion of our operations are in Florida and South Carolina, and we expect to continue to face additional competition from new entrants into our markets.
Employees
          As of December 31, 2007, we employed a total of 117 full-time employees and 8 part-time employees. The breakdown of employees by segment was as follows:

	Full	Part
	Time	Time
Primary Homebuilding	3	—
Land	67	8
Other Operations	47	—

Total	117	8

          Primary Homebuilding employee count includes those employees working at Carolina Oak. They are Levitt Corporation employees but the salaries and expenses related to these individuals are included in the results of operations of Primary Homebuilding for the three year period ended December 31, 2007. In addition to the employees listed in the preceding table, Levitt and Sons had 38 employees as of December 31, 2007 who were providing post-bankruptcy services. These employees are being phased out as projects are abandoned or transferred to the lenders. Levitt Corporation is not paying for the salaries or benefits of these remaining Levitt and Sons’ employees.
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
          Our website also includes printable versions of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for each of the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors.

ITEM 1A. RISK FACTORS
Regulatory restrictions, bank performance and the terms of indebtedness limit BankAtlantic Bancorp’s ability to pay dividends which may impact our cash flow.
          At December 31, 2007, we held approximately 23.6% of the outstanding common stock of BankAtlantic Bancorp. Dividends by BankAtlantic Bancorp are subject to a number of conditions, including the cash flow and profitability of BankAtlantic Bancorp, declaration of dividends by BankAtlantic Bancorp’s Board of Directors, compliance with the terms of outstanding indebtedness, and regulatory restrictions applicable to BankAtlantic.
          BankAtlantic Bancorp is a separate publicly traded company whose Board of Directors includes a majority of independent directors as required by the listing standards of the New York Stock Exchange. Decisions made by BankAtlantic Bancorp’s Board are not within our control and may not be made in our best interests.
          BankAtlantic Bancorp is a holding company and dividends from BankAtlantic represent a significant portion of its cash flows. BankAtlantic Bancorp uses dividends from BankAtlantic to service its debt obligations and to pay dividends on its capital stock. BankAtlantic’s ability to pay dividends or make other capital distributions to BankAtlantic Bancorp is subject to regulatory limitations and the authority of the OTS and the FDIC. Generally, BankAtlantic may make a capital distribution without prior OTS approval in an amount equal to BankAtlantic’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that BankAtlantic does not become under-capitalized as a result of the distribution. At December 31, 2007, BankAtlantic’s retained net deficit for the previous two years was $23.7 million and accordingly, BankAtlantic is required to obtain approval from the OTS in order to make capital distributions to BankAtlantic Bancorp. There is no assurance that the OTS will approve future capital distributions to BankAtlantic Bancorp. The OTS may object to any capital distribution if it believes the distribution will be unsafe and unsound. The OTS is not likely to approve any distribution that would cause BankAtlantic to fail to meet its capital requirements on a pro forma basis after giving effect to the proposed distribution. The FDIC has backup authority to take enforcement action if it believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, even if the OTS has cleared the distribution.
          During 2007, we received $1.7 million in dividends from BankAtlantic Bancorp. However, in December 2007, BankAtlantic Bancorp reduced its quarterly dividend to $0.005 from $0.038 per share on its Class A and Class B Common Stock, which reduced the Company’s cash flow from dividends from BankAtlantic Bancorp. Based on BankAtlantic Bancorp’s current quarterly dividend payment of $0.005 per share, the Company’s dividend from BankAtlantic Bancorp is approximately $69,000 per quarter.
Restrictions, operating performance and the terms of indebtedness limit the ability for Levitt to pay dividends, which may impact our cash flow.
          Levitt commenced paying a quarterly dividend to its shareholders in August 2004. Levitt paid a quarterly dividend in the first quarter of 2007 of $0.02 per share on its Class A and Class B common stock. This resulted in the Company receiving approximately $66,000 during the three months ended March 31, 2007. However, Levitt has not paid any dividends on its Class A or Class B common stock since the first quarter of 2007, and the Company does not anticipate that it will be receiving additional dividends from Levitt for the foreseeable future based on Levitt and Sons’ bankruptcy and the current real estate market. Future dividends from Levitt are subject to approval by Levitt’s Board of Directors (a majority of whom are independent directors) and will depend upon, among other factors, Levitt’s results of operations and financial condition. Levitt may also be limited contractually from paying dividends by the terms of its outstanding indebtedness.

We have in the past incurred operating cash flow deficits that we expect will continue in the future.
          BFC itself has no revenue generating operating activities and is a holding company engaged in making investments in operating businesses. Accordingly, we have in the past incurred operating cash flow deficits at the BFC parent company level and expect to continue to do so in the foreseeable future. We incurred operating cash flow deficits of $5.0 million during the year ended December 31, 2007. We have financed these operating cash flow deficits with the proceeds of equity or debt financings. At December 31, 2007, BFC’s cash and cash equivalents balance was approximately $18.9 million. Since our acquisition strategy involves primarily long-term investments in growth oriented businesses, the investments made are not expected to generate cash flow to BFC in the near term. As a result, if cash flow from our subsidiaries is not sufficient to fund our operating expenses in the future, we may be forced to reduce operating expenses, to liquidate some of our investments or to seek to fund the expenses from the proceeds of additional equity or debt financing. There is no assurance that any such financing would be available on commercially reasonable terms, if at all, or that we would not be forced to liquidate our investments at depressed prices.
Conditions and events where our investments are currently concentrated, could adversely impact our results and future growth.
          BankAtlantic’s business, the location of its branches and the real estate collateralizing its commercial real estate loans are concentrated in Florida. Further, Levitt’s operations are concentrated in Florida and South Carolina and each of the states is subject to the risks of natural disasters, such as tropical storms and hurricanes. Natural disasters or the occurrence of an economic downturn or adverse changes in laws or regulations could impact the credit quality of BankAtlantic’s assets, the desirability of Levitt’s properties, the financial wherewithal of Levitt’s and BankAtlantic’s customers and the overall success of Levitt and BankAtlantic.
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
          Investments or acquisitions could initially reduce our per share earnings and add significant amortization expense or intangible asset charges. Since we have not historically generated significant excess cash flow from operations, we may rely on additional debt or equity financing to implement our acquisition strategy. The issuance of debt will result in additional leverage which could limit our operating flexibility, and the issuance of equity could result in additional dilution to our shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to our Class A and Class B Common Stock. If we do require additional financing in the future, there is no assurance that it will be available on favorable terms, if at all. If we fail to obtain the required financing, we would be required to curtail or delay our acquisition plans or to liquidate certain of our assets. Additionally, we do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.

Our activities and our subsidiaries’ activities are subject to a wide range of bank regulatory requirements that could have a material adverse effect on our business.
          The Company and BankAtlantic Bancorp are each grandfathered unitary savings and loan holding companies and have broad authority to engage in various types of business activities. However, the OTS can stop either of us from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness or stability of BankAtlantic. The OTS may also:
•	limit the payment of dividends by BankAtlantic to BankAtlantic Bancorp;

•	limit transactions between us, BankAtlantic, BankAtlantic Bancorp and the subsidiaries or affiliates of either;

•	limit the activities of BankAtlantic, BankAtlantic Bancorp or us; or

•	impose capital requirements on us or BankAtlantic Bancorp.
          In addition, unlike bank holding companies, as a unitary savings and loan holding company, we and BankAtlantic Bancorp are not subject to capital requirements. However, the OTS has indicated that it may in the future impose capital requirements on savings and loan holding companies. The OTS may in the future adopt regulations that would affect our operations or those of BankAtlantic Bancorp, including our and BankAtlantic Bancorp’s ability to pay dividends or to engage in certain transactions or activities.
We have many competitors who may have greater financial resources or operate under fewer regulatory constraints than us.
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
          Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, are also members of the Boards of Directors and/or executive officers of BankAtlantic Bancorp, BankAtlantic, Levitt, Bluegreen and Benihana. Neither Mr. Levan nor Mr. Abdo is obligated to allocate a specific amount of time to the management of the Company, and they may devote more time and attention to the operations of our affiliates than they devote directly to our operations. Additionally, D. Keith Cobb, a member of our Board of Directors is a member of the Board of Directors of BankAtlantic Bancorp and BankAtlantic.
Recent changes in accounting standards regarding the treatment of stock options could harm our ability to attract and retain employees and negatively impacts our results of operations.
          The Company’s net impact of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”) on the amount recognized in non-cash compensation expense was approximately $6.7 million and $7.8 million for 2007 and 2006, respectively, and approximately $1.1 million and $1.2 million, net of noncontrolling interests and income taxes, in the Company’s consolidated statement of operations for the years ended December 31, 2007 and 2006, respectively. Stock options have historically been an important employee recruitment and retention tool, and BFC, BankAtlantic Bancorp and Levitt’s ability to attract and retain key personnel may be impacted if the scope of employee stock option programs is significantly reduced. In any event, if we continue to grant stock options, our future results of operations will be negatively impacted due to SFAS 123R.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
          We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. This Act requires annual management assessments of the effectiveness of our internal control over financial reporting and annual reports by our independent auditors addressing these assessments. While management was able to certify in connection with the Company’s audited financial statements for the year ended December 31, 2007 that our internal control over financial reporting was effective and the Company’s auditors issued their report attesting to such certification, we cannot assure the reader that we will maintain the adequacy of our internal control. If we fail to maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Absolute assurance also cannot be provided that testing will reveal all material weaknesses or significant deficiencies in internal control over financial reporting. In addition, since BankAtlantic Bancorp and Levitt are entities consolidated in our financial statements, our ability to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act will be dependent, in part, on the ability of each of BankAtlantic Bancorp and Levitt to satisfy those requirements. Further, we may acquire privately-held businesses that are not then subject to the same stringent requirements for internal control as public companies. While we intend to address any material weaknesses at acquired consolidated companies, there is no assurance that this will be accomplished. If we fail to strengthen the effectiveness of acquired companies’ internal control, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.
Risks Associated with Our Investment in Benihana and the Restaurant Industry
          We have an investment in preferred shares of Benihana which are convertible to shares of Benihana’s Common Stock. As such, the value of our investment will be influenced by the market performance of Benihana’s Common Stock. Some of the risk factors common to the restaurant industry which might affect the performance of Benihana are as follows:
•	Changes in consumer preferences and discretionary spending;

•	Ability to compete with many food service businesses;

•	The availability and quality of ingredients and changes in food and supply costs could adversely affect results of operations;

•	The food service industry is affected by litigation and publicity concerning food quality, health and other issues, which could cause customers to avoid a particular restaurant, result in significant liabilities or litigation costs or damage reputation or brand recognition;

•	Health concerns relating to the consumption of food products could affect consumer preferences and could negatively impact results of operations;

•	Increased labor costs or labor shortages could adversely affect results of operations;

•	The ability to obtain and maintain licenses and permits necessary to operate restaurants and compliance with laws could adversely affect operating results;

•	Seasonal fluctuations in business could adversely impact stock price;

•	The need for additional capital in the future which might not be available; and

•	The loss of key management personnel.
Issuance of Additional Securities In The Future.
          There is generally no restriction on our ability to issue debt or equity securities which are pari passu or have a preference over our Class A Common Stock. Likewise, there is also no restriction on the ability of BankAtlantic Bancorp to issue additional capital stock or incur additional indebtedness. Authorized but unissued shares of our capital stock are available for issuance from time to time at the discretion of our Board of Directors, including issuances in connection with acquisitions. Any such issuances may be dilutive to our earnings per share or to our shareholders’ ownership position.

Our portfolio of equity securities subjects us to equity pricing risks.
          We maintain a portfolio of publicly traded and privately held equity securities that subject us to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact our net income as a result of devaluation of these investments. No market is available for our investment in Benihana Series B Convertible Preferred Stock. The 800,000 shares of Benihana Series B Convertible Preferred Stock owned by the Company are convertible into 1,578,943 shares of Benihana Common Stock. At December 31, 2007, the aggregate market value of such shares would have been $19.9 million. See “Quantitative and Qualitative Disclosures About Market Risk.”
Our control position may adversely affect the market price of BankAtlantic Bancorp’s and Levitt’s Class A Common Stock.
          As of December 31, 2007, we owned all of BankAtlantic Bancorp’s issued and outstanding Class B Common Stock and 8,329,236 shares, or approximately 16.3%, of BankAtlantic Bancorp’s issued and outstanding Class A Common Stock, and we owned all of Levitt’s issued and outstanding Class B Common Stock and 18,676,955 shares, or approximately 19.7%, of Levitt’s issued and outstanding Class A Common Stock. Our share holdings in BankAtlantic Bancorp represent approximately 55.6% of its total voting power, and our share holdings in Levitt represent approximately 54% of its total voting power (excluding the 6,145,582 shares of Levitt’s Class A common stock that we have agreed, subject to certain exceptions, not to vote under the NYSE Letter Agreement.). Since the Class A Common Stock and Class B Common Stock of each of BankAtlantic Bancorp and Levitt vote as a single group on most matters, we are in a position to control BankAtlantic Bancorp and Levitt and elect BankAtlantic Bancorp’s and Levitt’s Boards of Directors. As a consequence, we have the voting power to significantly influence the outcome of any shareholder vote of BankAtlantic Bancorp and Levitt, except in those limited circumstances where Florida law mandates separate class votes. Our control position may have an adverse effect on the market prices of BankAtlantic Bancorp’s and Levitt’s Class A Common Stock.
Alan B. Levan And John E. Abdo’s Control Position May Adversely Affect The Market Price Of Our Common Stock.
          Alan B. Levan, our Chairman of the Board of Directors and Chief Executive Officer, and John E. Abdo, our Vice Chairman of the Board of Directors, may be deemed to have beneficially owned, at December 31, 2007, approximately 22.6% and 14.0%, respectively, of the outstanding shares of our total common stock. Collectively, these shares represented approximately 73.2% of our total voting power at December 31, 2007. Additionally, Alan B. Levan and John E. Abdo have agreed to vote their shares of our Class B common stock in favor of the election of the other to our Board of Directors for so long as they are willing and able to serve as directors of the Company. Further, John E. Abdo has agreed, subject to certain exceptions, not to transfer certain of his shares of our Class B Common Stock and to obtain the consent of Alan B. Levan prior to the conversion of certain of his shares of our Class B common stock into shares of our Class A Common Stock. Since our Class A Common Stock and Class B Common Stock vote as a single class on most matters, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote and elect the members of our Board of Directors. Alan B. Levan and John E. Abdo’s control position may have an adverse effect on the market price of our common stock, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. Alan B. Levan’s and John E. Abdo’s interests may conflict with the interests of our other shareholders.
The terms of our articles of incorporation, which establish fixed relative voting percentages between our Class A Common Stock and Class B Common Stock, may not be well accepted by the market.
          Our Class A Common Stock and Class B Common Stock generally vote together as a single class. The Class A Common Stock possesses in the aggregate 22% of the total voting power of all our common stock and the Class B Common Stock possess in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, at which time the Class A Common Stock aggregate voting power will change to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will change to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, at which time the fixed voting percentages will be eliminated. These changes in the relative voting power represented by each class of our common stock are based only on the number of shares of Class B Common Stock outstanding, thus issuances of Class A Common Stock will have no effect on these provisions. If additional shares of Class A Common Stock are issued, it is likely that the disparity between the equity interest represented by the Class B Common Stock and its voting power will widen. While the amendment creating this capital structure was approved by our shareholders, the fixed voting percentage provisions are somewhat unique. If the market does not sufficiently accept this structure, the trading price and market for our Class A Common Stock would be adversely affected.

Financial Services
Financial Services Segment Risk Factors
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1A. Risk Factors regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” , “our” or “Parent Company” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
BankAtlantic
A decline in the Florida real estate market has and may continue to adversely affect our earnings and financial condition.
          The deterioration of economic conditions in the Florida residential real estate market during 2007, and the continued decline in home sales and median home prices year-over-year in all major metropolitan areas in Florida, resulted in a substantial increase in non-performing assets and our provision for loan losses. The housing industry is experiencing what many consider to be its worst downturn in 16 years and market conditions have continued to worsen throughout 2007 and into 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory and increased foreclosure rates. Additionally, certain national and regional home builders have sought or indicated that they may seek bankruptcy protection. If these market conditions do not improve during 2008 or deteriorate further, or if these market conditions and slowing economy negatively impact the commercial non-residential real estate market, our earnings and financial condition may be adversely impacted because a significant portion of our loans are secured by real estate in Florida, and the level of business deposits from customers dependent on the Florida real estate market and the Florida economy in general may decline. BankAtlantic’s loan portfolio included $2.6 billion of loans concentrated in Florida, which represented approximately 60% of its loan portfolio.
BankAtlantic’s loan portfolio is concentrated in real estate lending which makes its loan portfolio more susceptible to credit losses in the current depressed real estate market.
          The national real estate market declined significantly during 2007, particularly in Florida, our primary lending area. Our loan portfolio is concentrated in commercial real estate loans (virtually all of which are located in Florida and many of which involve residential land development), residential mortgages (nationwide), and consumer home-equity loans (throughout our markets in Florida). We have a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the real estate sector.
          We have identified three categories of loans in our commercial residential development loan portfolio that we believe have significant exposure to the declines in the Florida residential real estate market. These categories are as follows:
          The “builder land bank loan” category consists of 12 loans and aggregates $149.6 million. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category. The number of homebuilders who have publicly announced that they are, or are contemplating, terminating these options or seeking bankruptcy protection substantially increases the risk that the lots will not be acquired as contemplated. Six loans in this category totaling $86.5 million were on non-accrual at December 31, 2007.

Financial Services (Continued)
          The “land acquisition and development loan” category consists of 34 loans and aggregates $202.2 million and generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Two loans in this category totaling $7.3 million were on non-accrual at December 31, 2007.
          The “land acquisition, development and construction loan” category consists of 29 loans and aggregates $151.3 million. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. Seven loans in this category totaling $57.2 million were on non-accrual at December 31, 2007.
          Market conditions may result in BankAtlantic’s commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in residential construction loan delinquencies and non-accrual balances. Additionally, if the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and are likely to result in increased credit losses in these loans.
          Included in the commercial real estate loans are approximately $102 million of commercial non-residential land development loans. Our commercial mortgage non-residential loan portfolio has performed better than our commercial residential development loan portfolio in the current real estate market environment. However, this portfolio could be susceptible to extended maturities or borrower default, and we could experience higher credit losses and non-performing loans in this portfolio as the Florida economy is showing signs of a slow down, capital markets involving commercial real estate loans have recently deteriorated, broader non residential real estate market conditions have begun to show signs of weakness and lenders have begun to tighten credit standards and limit availability of financing.
          BankAtlantic’s commercial real estate loan portfolio includes large lending relationships, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $30 million. These relationships represented eight borrowers with an aggregate outstanding balance of $240 million as of December 31, 2007. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where we operate our store network.
          The decline in residential real estate prices and residential home sales throughout Florida has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in our home equity loan portfolio and it does not currently appear that these conditions will improve in the near term. Approximately 80% of the loans in our home equity portfolio are residential second mortgages and if current economic conditions deteriorate for borrowers and their home prices continue to fall, we may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio primarily consists of second mortgages, it is unlikely that we will be successful in recovering all or any portion of our loan proceeds in the event of a default unless we are prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.
BankAtlantic’s loan portfolio subjects it to high levels of credit risk.
          BankAtlantic is exposed to the risk that its borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, BankAtlantic

Financial Services (Continued)
seeks to establish policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk.
          BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. While credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party, such limits may not have the effect of adequately limiting credit exposure. BankAtlantic also enters into participation agreements with or acquires participation interests from other lenders to limit its credit risk, but will be subject to risks with respect to its interest in the loan and will not be in a position to make independent determinations in its sole discretion with respect to its interests.
BankAtlantic’s interest-only residential loans expose it to greater credit risks.
          Approximately 50% of our purchased residential loan portfolio (approximately $1.1 billion) consists of interest-only loans. While these loans are not considered sub-prime or negative amortizing loans, they are non-traditional loans due to reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages.
Increase in the Allowance for Loan Losses will result in reduced earnings.
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
          Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, our earnings could be significantly and adversely affected. BankAtlantic may experience losses in its loan portfolios or perceive adverse trends that require it to significantly increase its allowance for loan losses in the future, which would reduce future earnings. In addition, BankAtlantic’s regulators may require it to increase or decrease its allowance for loan losses even if BankAtlantic thinks such change is unjustified.

Financial Services (Continued)
Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.
          BankAtlantic’s business, the location of its stores and the real estate collateralizing its commercial real estate loans and its home equity loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, and any economic downturn in Florida, including unemployment, declines in tourism, the declining real estate market, or adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes. The occurrence of an economic downturn in Florida, adverse changes in laws or regulations in Florida or natural disasters could impact the credit quality of BankAtlantic’s assets, growth, the level of deposits our customers maintain with BankAtlantic, the success of BankAtlantic’s customers’ business activities, and the ability of BankAtlantic to operate profitably.
Changes in interest rates could adversely affect our net interest income and profitability.
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities.
          Banking is an industry that depends to a large extent on its net interest income. Net interest income is the difference between:
•	interest income on interest-earning assets, such as loans; and

•	interest expense on interest-bearing liabilities, such as deposits.
          Changes in interest rates can have differing effects on BankAtlantic’s net interest income. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we cannot provide assurances that BankAtlantic will be successful in doing so.
          Loan and mortgage-backed securities prepayment decisions are also affected by interest rates. Loan and securities prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic’s net interest income and adversely affect its earnings because:
•	it amortizes premiums on acquired loans and securities, and if loans are prepaid, the unamortized premium will be charged off; and

•	the yields it earns on the investment of funds that it receives from prepaid loans and securities are generally less than the yields that it earned on the prepaid loans.
          Significant loan prepayments in BankAtlantic’s mortgage and investment portfolios in the future could have an adverse effect on BankAtlantic’s earnings. Additionally, increased prepayments associated with purchased residential loans may result in increased amortization of premiums on acquired loans, which would reduce BankAtlantic’s interest income.

Financial Services (Continued)
          In a rising interest rate environment, loan and securities prepayments generally decline, resulting in loan yields that are less than the current market yields. In addition, the credit risks of loans with adjustable rate mortgages may worsen as interest rates rise and debt service obligations increase.
          BankAtlantic uses a computer model using standard industry software to quantify its interest rate risk, in support of its Asset/Liability Committee. This model measures the potential impact of gradual and abrupt changes in interest rates on BankAtlantic’s net interest income. While management would attempt to respond to the projected impact on net interest income, there is no assurance that management’s efforts will be successful.
          During most of 2007, the short term interest rates were approximately equal to longer term rates. This is referred to as a “flat yield curve.” BankAtlantic’s net interest income is largely derived from a combination of two factors: the level of core deposits, such as demand savings and NOW deposits, and the ability of banks to raise short term deposits and other borrowings and invest them at longer maturities. The flat yield curve during 2007 significantly impacted the ability of BankAtlantic to profitably raise short term funds for longer term investment as the interest rate spread between short term and long term maturities was negligible. While the recent decline in interest rates and the widening of interest rate spreads between long-term and short term interest rates could lessen the negative impact of a flat yield curve on our net interest income, future patterns of interest rates, including the relationship between short term and long term rates, and its overall impact on our net interest income is very difficult to predict.
BankAtlantic’s “Florida’s Most Convenient Bank” initiative and related infrastructure expansion to support a larger organization has resulted in higher operating expenses, which has had an adverse impact on our earnings.
          BankAtlantic’s “Florida’s Most Convenient Bank” initiative, the opening of 32 stores since January 2005 and the related expansion of our infrastructure and operations have required us to provide additional management resources, hire additional personnel, increase compensation, occupancy and marketing expenditures, and take steps to enhance and expand our operational and management information systems. Employee compensation, occupancy and equipment and advertising expenses have significantly increased since the inception of the initiative, during 2002, from $78.9 million during 2001 to $234.3 million during 2007.
          During the three years ended December 31, 2007, BankAtlantic opened 32 new stores. In 2007, in response to the current economic environment and its impact on BankAtlantic’s financial results, BankAtlantic slowed its retail network expansion and reduced its service hours in an effort to reduce operating expenses. Despite this decision to slow future store expansion, we will continue to incur increased operating expenses, compared to historical levels, resulting from the new stores opened during the last three years and the anticipated opening of four new stores during the first quarter of 2008. While BankAtlantic’s management is focused on reducing overall non interest expense, there is no assurance that BankAtlantic will be successful in its efforts to reduce operating expenses.
BankAtlantic’s new stores may not achieve profitability.
          Since January 2005, BankAtlantic has opened 32 stores and anticipates opening four stores during 2008. In the current adverse economic environment, the amount of time required for these new stores to become profitable is uncertain and the growth in deposits and loans at these stores may not meet management’s expectations. The new stores are located throughout Florida and represent a 51% increase, based on the number of stores, in BankAtlantic’s retail network. There is no assurance that BankAtlantic will be successful in managing this expanded retail network profitably.
BankAtlantic obtains a significant portion of its non-interest income through service charges on core deposit accounts.
          BankAtlantic’s core deposit account growth has generated a substantial amount of service charge income. The largest component of this service charge income is overdraft fees. Changes in customer behavior as well as increased competition from other financial institutions could result in declines in core deposit accounts or in overdraft frequency resulting in a decline in service charge income. Also, the downturn in the Florida economy could result in an increase in overdraft fee charge-offs and a corresponding increase in our overdraft fee reserves.

Financial Services (Continued)
Additionally, future changes in banking regulations, in particular limitations on retail customer fees, may impact this revenue source. Any of such changes could have a material adverse effect on BankAtlantic’s results.
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
Parent Company
BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits.
          BankAtlantic Bancorp is a holding company and dividends from BankAtlantic represent a significant portion of its cash flows. BankAtlantic Bancorp uses dividends from BankAtlantic to service its debt obligations and to pay dividends on its capital stock.
          BankAtlantic’s ability to pay dividends or make other capital distributions to BankAtlantic Bancorp is subject to regulatory limitations and the authority of the OTS and the FDIC.
          Generally, BankAtlantic may make a capital distribution without prior OTS approval in an amount equal to BankAtlantic’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that BankAtlantic does not become under-capitalized as a result of the distribution. At December 31, 2007, BankAtlantic’s accumulated net deficit for the previous two years was $23.7 million and accordingly, BankAtlantic is required to obtain approval from the OTS in order to make capital distributions to BankAtlantic Bancorp. There is no assurance that the OTS will approve future capital distributions to BankAtlantic Bancorp.
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
          At December 31, 2007, BankAtlantic Bancorp had approximately $294.2 million of indebtedness outstanding at the holding company level with maturities ranging from 2032 through 2037. The aggregate annual interest expense on this indebtedness is approximately $23.1 million based on interest rates at December 31, 2007 and is generally indexed to three-month LIBOR. During 2007, BankAtlantic Bancorp received $20 million of dividends from BankAtlantic. BankAtlantic Bancorp’s financial condition and results would be adversely affected if the amounts needed to satisfy its debt obligations, including any additional indebtedness incurred in the future, significantly exceed the amount of dividends it receives from its subsidiaries.
We are controlled by BFC Financial Corporation and its control position may adversely affect the market price of our Class A common stock.
          As of December 31, 2007, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B common stock and 8,329,236 shares, or approximately 15%, of the Company’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 55% of the Company’s total voting power. Class A common stock and Class B common stock vote as a single group on most matters. Accordingly, BFC is in a position to control the Company, elect the Company’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders

Financial Services (Continued)
of our Class A common stock vote as a separate class. BFC’s control position may have an adverse effect on the market price of the Company’s Class A common stock.
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
          Unlike bank holding companies, as a unitary savings and loan holding company we are not subject to capital requirements. However, the OTS has indicated that it may, in the future, impose capital requirements on savings and loan holding companies. The OTS may in the future adopt regulations that would affect our operations including our ability to pay dividends or to engage in certain transactions or activities. See “Regulation and Supervision — Holding Company.”
Our portfolio of equity securities subjects us to equity pricing risks.
          We maintain a portfolio of equity securities in both publicly traded and privately held companies that subject us to equity pricing risks arising in connection with changes in the values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact our net income as a result of devaluation of these investments and the subsequent recognition of other-than-temporary declines in value. At December 31, 2007, we had equity securities with a book value of approximately $123.0 million. See “Quantitative and Qualitative Disclosures About Market Risk.”
          In connection with the sale of Ryan Beck to Stifel in February 2007, we received approximately 2,377,354 shares of Stifel common stock and warrants to acquire 481,724 shares of Stifel common stock at $36.00 per share. In addition to limitations imposed by federal securities laws, we are subject to contractual restrictions which limit the number of Stifel shares that we are permitted to sell in the open market during the 18 month period following the sale. Even after these restrictions lapse, the trading market for Stifel shares may not be sufficiently liquid to enable us to sell Stifel common stock that we own without significantly reducing the market price of these shares, if we are able to sell them at all. In January 2008, we sold 250,000 shares of Stifel common stock to Stifel for net proceeds of $10.6 million.

Real Estate Development
Real Estate Development Segment Risk Factors
          Our Real Estate Development segment consists of Levitt Corporation, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if declared and paid by Levitt. Levitt is a separate public company and its management prepared the following Item 1A. Risk Factors regarding Levitt which was included in Levitt’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us”, “our” or “Parent Company” in the following discussion under the caption “Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
RISKS RELATING TO OUR BUSINESS AND THE REAL ESTATE BUSINESS GENERALLY
We engage in real estate activities which are speculative and involve a high degree of risk
          The real estate industry is highly cyclical by nature, the current market is experiencing a significant decline and future market conditions are uncertain. Factors which adversely affect the real estate industry, many of which are beyond our control, include:
•	overbuilding or decreases in demand to acquire land;

•	the availability and cost of financing;

•	unfavorable interest rates and increases in inflation;

•	changes in national, regional and local economic conditions;

•	cost overruns, inclement weather, and labor and material shortages;

•	the impact of present or future environmental legislation, zoning laws and other regulations;

•	availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and

•	increases in real estate taxes, insurance and other local government fees.
There has been a decline in the homebuilding industry over the past two years and, if it continues, it could adversely affect land development activities at our Land Division.
          For the past two years, the homebuilding industry has experienced a significant decline in demand for new homes and a significant oversupply of lots and homes available for sale. The trends in the homebuilding industry continue to be unfavorable. Demand has slowed, as evidenced by fewer new orders and lower conversion rates, which has been exacerbated by increasing cancellation rates. The combination of the lower demand and higher inventories affects the amount of land that we are able to develop and sell in the future, as well as the prices at which we are able to sell the land. We cannot predict how long demand and other factors in the homebuilding industry will remain unfavorable, how active the market will be during the coming periods and how these factors will affect our Land Division. A substantial downturn or a further deterioration in the homebuilding industry will have an adverse effect on our results of operations and financial condition.
Because real estate investments are illiquid, a decline in the real estate market or in the economy in general could adversely impact our business and our cash flow.
          Real estate investments are generally illiquid. Companies that invest in real estate have a limited ability to vary their portfolio of real estate investments in response to changes in economic and other conditions. In addition, the market value of any or all of our properties or investments may decrease in the future. Moreover, we may not be able to timely dispose of an investment when we find dispositions advantageous or necessary, or complete the disposition of properties under contract to be sold, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness secured by the property. Our inventory of real estate was $227.3 million at December 31, 2007. These land holdings subject us to a greater risk from declines in real estate values in our markets and are susceptible to impairment write-downs in the current real estate environment. Declines in real estate values or in the economy generally could have a material adverse impact on our financial condition and results of operations.

Real Estate Development (Continued)
Natural disasters could have an adverse effect on our real estate operations.
          The Florida and South Carolina markets in which we operate are subject to the risks of natural disasters such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on our business by causing the incurrence of uninsured losses, increased homebuyer insurance rates, delays in construction, and shortages and increased costs of labor and building materials.
          In addition to property damage, hurricanes may cause disruptions to our business operations. Approaching storms may require that operations be suspended in favor of storm preparation activities. After a storm has passed, construction-related resources such as sub-contracted labor and building materials are likely to be redeployed to hurricane recovery efforts. Governmental permitting and inspection activities may similarly be focused primarily on returning displaced residents to homes damaged by the storms rather than on new construction activity. Depending on the severity of the damage caused by the storms, disruptions such as these could last for several months.
A portion of our revenues from land sales in our master-planned communities are recognized for accounting purposes under the percentage of completion method, therefore, if our actual results differ from our assumptions, our profitability may be reduced.
          Under the percentage of completion method of accounting for recognizing revenue, we record revenue and cost of sales as work on the project progresses based on the percentage of actual work incurred compared to the total estimated costs. This method relies on estimates of total expected project costs. Revenue and cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in sales of real estate and cost of sales in the period when such estimates are revised. Variation of actual results compared to our estimated costs in these large master-planned communities could cause material changes to our net margins.
Product liability litigation and claims that arise in the ordinary course of business may be costly which could adversely affect our business.
          Our commercial development business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the commercial real estate industries and can be costly. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. However, these insurance policies only protect us against a portion of our risk of loss from claims. In addition, because of the uncertainties inherent in these matters, we cannot provide reasonable assurance that our insurance coverage or our subcontractor arrangements will be adequate to address all warranty, construction defect and liability claims in the future. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are high and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our operating results.
We are subject to governmental regulations that may limit our operations, increase our expenses or subject us to liability.
          We are subject to laws, ordinances and regulations of various federal, state and local governmental entities and agencies concerning, among other things:
•	environmental matters, including the presence of hazardous or toxic substances;

•	wetland preservation;

•	health and safety;

•	zoning, land use and other entitlements;

•	building design, and

•	density levels.

Real Estate Development (Continued)
          In developing a project and building commercial properties, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:
•	installation of utility services such as gas, electric, water and waste disposal;

•	the dedication of acreage for open space, parks and schools;

•	permitted land uses, and

•	the construction design, methods and materials used.
          These laws or regulations could, among other things:
•	establish building moratoriums;

•	limit the number of commercial properties that may be built;

•	change building codes and construction requirements affecting property under construction;

•	increase the cost of development and construction, and

•	delay development and construction.
          We may also, at times, not be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or we may be forced to incur significant expenses to cure any noncompliance. In addition, some of our land and some of the land that we may acquire have not yet received planning approvals or entitlements necessary for planned or future development. Failure to obtain entitlements necessary for further development of this land on a timely basis or to the extent desired may adversely affect our future results.
          Several governmental authorities have also imposed impact fees as a means of defraying the cost of providing governmental services to developing areas, and many of these fees have increased significantly during recent years.
Building moratoriums and changes in governmental regulations may subject us to delays or increased costs of construction or prohibit development of our properties
          We may be subject to delays or may be precluded from developing in certain communities because of building moratoriums or changes in statutes or rules that could be imposed in the future. The State of Florida and various counties have, in the past, and may, in the future, continue to declare moratoriums on the issuance of building permits and impose restrictions in areas where the infrastructure, such as roads, schools, parks, water and sewage treatment facilities and other public facilities, do not reach minimum standards. Additionally, certain counties in Florida, including counties where we are developing projects, have enacted more stringent building codes which have resulted in increased costs of construction. As a consequence, we may incur significant expenses in connection with complying with new regulatory requirements that we may not be able to pass on to buyers.
We are subject to environmental laws and the cost of compliance could adversely affect our business.
          As a current or previous owner or operator of real property, we may be liable under federal, state, and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial. The presence of any such substance, or the failure promptly to remediate any such substance, may adversely affect our ability to sell or lease the property, to use the property for our intended purpose, or to borrow funds using the property as collateral.
Increased insurance risk could negatively affect our business.
          Insurance and surety companies may take actions that could negatively affect our business, including increasing insurance premiums, requiring higher self-insured retentions and deductibles, requiring additional collateral or covenants on surety bonds, reducing limits, restricting coverages, imposing exclusions, and refusing to

Real Estate Development (Continued)
underwrite certain risks and classes of business. Any of these actions may adversely affect our ability to obtain appropriate insurance coverage at reasonable costs which could have a material adverse effect on our business.
We utilize community development district and special assessment district bonds to fund development costs and we will be responsible for assessments until the underlying property is sold.
          We establish community development district and special assessment district bonds to access tax-exempt bond financing to fund infrastructure development at our master-planned communities. We are responsible for any assessed amounts until the underlying property is sold. We will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if recent negative trends in the homebuilding industry do not improve, and we are forced to hold our land inventory longer than originally projected, we would be forced to pay a higher portion of annual assessments on property which is subject to assessments. We could be required to pay down a portion of the bonds in the event our entitlements were to decrease as to the number of residential units and/or commercial space that can be built on a parcel(s) encumbered by the bonds. In addition, Core Communities has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.
          The availability of tax-exempt bond financing to fund infrastructure development at our master-planned communities may be affected by recent disruptions in credit markets, including the municipal bond market, by general economic conditions and by fluctuations in the real estate market. If we are not able to access this type of financing, we would be forced to obtain substitute financing, which may not be available on terms favorable to the Company, or at all. If we are not able to obtain financing for infrastructure development Core would be forced to use our own funds or delay development activity at the master-planned communities.
RISKS ASSOCIATED WITH LEVITT AND SONS’ BANKRUPTCY FILING
We cannot predict the effect that the Chapter 11 Cases will have on Levitt and Sons’ business and creditors or on Levitt Corporation
          There is no assurance that Levitt and Sons will be able to develop, prosecute, confirm and consummate the Plan and that the Plan will be accepted. Third parties may seek and obtain Bankruptcy Court approval to propose and confirm the Plan. As a result, there is no assurance that the creditors will not seek to assert claims against Levitt Corporation or any of its subsidiaries other than Levitt and Sons, whether or not such claims have any merit and the risk that Levitt Corporation’s or any such subsidiary’s assets become subject to or included in Levitt and Sons’ bankruptcy case. In addition, Levitt Corporation files a consolidated federal income tax return, which means that the taxable income or tax losses of Levitt and Sons were included in the Company’s federal income tax return. At December 31, 2007, Levitt Corporation had a federal income tax receivable of $27.4 million as a result of losses incurred, which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Creditors’ Committee of the Chapter 11 Cases has advised that they believe that the creditors are entitled to share in an unstated amount of the refund. At this time, it is not possible to predict the effect that the Chapter 11 Cases will have on Levitt Corporation or whether it will adversely affect our results of operations and financial condition.
Levitt and Sons’ bankruptcy and the publicity surrounding its filing may adversely affect Levitt Corporation and its subsidiaries other than Levitt and Sons.
          The businesses and relationships we had at Levitt and Sons may also be relationships we have at our other subsidiaries. These relationships could be affected by the Chapter 11 Cases of Levitt and Sons and it could materially affect our ability to conduct business with customers, suppliers and employees in the future.
Levitt and Sons had surety bonds on most of their projects, some of which were subject to indemnity by Levitt Corporation.
          Levitt and Sons had $33.3 million in surety bonds relating to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could

Real Estate Development (Continued)
be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, we recorded $1.8 million in surety bonds accrual at Levitt Corporation related to certain bonds where management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. It is unclear, given the uncertainty involved in the Chapter 11 Cases, whether and to what extent the outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. It is unlikely that Levitt Corporation would have the ability to receive any repayment, assets or other consideration as recovery of any amount it is required to pay. If losses on additional surety bonds are identified, we will need to take additional charges associated with Levitt Corporation’s exposure under our indemnities, and this may have a material adverse effect on our results of operations and financial condition.
Levitt Corporation’s outstanding advances due from Levitt and Sons may not be repaid.
          Levitt Corporation has deconsolidated Levitt and Sons from its consolidated financial statements and reflects Levitt and Sons as a cost method investment as of December 31, 2007. At the time of deconsolidation, November 9, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due from Levitt and Sons of $67.8 million at Levitt Corporation, resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Levitt Corporation has also incurred certain administrative costs in the amount of $1.4 million related to Post Petition Services. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to creditors in the Chapter 11 Cases. Levitt and Sons may not have sufficient assets to repay Levitt Corporation for advances made to Levitt and Sons or the Post Petition Services and it is likely that some, if not all, of these amounts will not be recovered.
RISKS RELATING TO OUR COMPANY
Our outstanding debt instruments impose restrictions on our operations and activities and could adversely affect our financial condition
          At December 31, 2007, our consolidated debt was approximately $274.8 million of which $137.1 million relates to the Land Division. Debt associated with assets held for sale was $79.0 million. Certain loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have an annual appraisal and re-margining requirement. These provisions may require Core Communities, in circumstances where the value of its real estate securing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. In addition, all of our outstanding debt instruments require us to comply with certain financial covenants. Further, one of our debt instruments contains cross-default provisions, which could cause a default in this debt instrument if we default on other debt instruments. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require us to dedicate a substantial portion of our cash and cash flow from operations to payment of or on our debt and reduce our ability to use our cash for other purposes.
          Certain of our borrowings require us to repay specified amounts upon a sale of a portion of the property securing the debt. The borrowings may require additional principal payments in the event that the timing and the amount of sales are below those agreed to at the inception of the borrowing. Our anticipated minimum debt payment obligations in 2008 total approximately $12.2 million, of which $8.9 million relates to assets held for sale. These amounts do not include any amounts due upon a sale of the collateral, amounts due as a result of sales below expectations or re-margining payments that could be required in the event that property serving as collateral becomes impaired. Core is subject to provisions in its borrowing agreement that require additional principal payments, known as curtailment payments, in the event that sales, within a specific timeframe, are below those agreed to at the inception of the borrowing. In the event that agreed upon sales targets are not met in Tradition Hilton Head, total curtailment payments during 2008 could amount to $34.2 million. In January 2008, a $14.9 million curtailment payment was paid and an additional $19.3 million would be due in June 2008 if actual sales continue to be below the contractual requirements of the development loan. Unfavorable current trends in the

Real Estate Development (Continued)
homebuilding industry could result in us holding property longer than projected which would increase the likelihood that sales of property would be below levels required by our lenders.
          Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all. Recent disruptions in the credit and capital markets could make it more difficult for us to obtain future financing.
          Our ability to meet our debt service and other obligations, to refinance our indebtedness or to fund planned capital expenditures will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the real estate market and are, therefore, subject to many factors outside of our control. See risk factor below entitled “Our results may vary.”
Our current land development plans may require additional capital, which may not be available on favorable terms, if at all.
          We may need to obtain additional financing as we fund our current land development projects and pursue new investments. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all, especially in light of the current adverse conditions in the capital and credit markets and the adverse conditions in municipal bond markets which impact our ability to access tax-exempt bond financing. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. If we do not have access to additional capital, we may be required to delay, scale back or abandon some or all of our land development activities and we may not be able to pursue new investments. In addition, we may need to reduce capital expenditures and the size of our operations. There is no assurance that we will have sufficient funds to continue to develop our master-planned communities or pursue new investments as currently contemplated without additional financing or equity investment.
Our results may vary.
          We historically have experienced, and expect to continue to experience, variability in operating results on a quarterly basis and from year to year. Factors expected to contribute to this variability include:
•	the cyclical nature of the real estate industry,

•	prevailing interest rates and the availability of mortgage financing,

•	weather,

•	cost and availability of materials and labor,

•	competitive conditions,

•	timing of sales of land,

•	the timing of receipt of regulatory and other governmental approvals for land development projects, and

•	the timing of the sale of our commercial leasing operations.
Margins in our Land Division are subject to significant volatility.
          Due to the nature and size of our individual land transactions, our Land Division results are subject to significant volatility. Historically, land sale revenues have been sporadic and have fluctuated dramatically and margins on land sales and the many factors which impact the margin may not remain at the current levels given the current downturn in the real estate markets where we own properties. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. Recent declines in the value of residential land, especially in Florida where Core’s Tradition, Florida community is located, could significantly adversely impact our margins. If the real estate markets deteriorate further or if the current downturn is prolonged, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness. In addition to the impact of

Real Estate Development (Continued)
economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial.
          In addition, our ability to realize margins may be affected by circumstances beyond our control, including:
•	shortages or increases in prices of construction materials;

•	natural disasters in the areas in which we operate;

•	lack of availability of adequate utility infrastructure and services; and

•	our need to rely on local subcontractors who may not be adequately capitalized or insured.
          Any of these circumstances could give rise to delays in the start or completion of, or increase the cost of, developing our master-planned communities. We compete with other real estate developers, both regionally and nationally, for labor as well as raw materials, and the competition for materials has recently become global. Increased costs in labor and materials could cause increases in construction costs. In addition, the cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Future margins will continue to vary based on these and other market factors.
When commercial leasing projects become available for sale, they may not yield anticipated returns, which could harm our operating results, reduce cash flow, or cause management to choose not to sell certain commercial assets.
          A component of our business strategy is the development of commercial properties and assets for sale. These developments may not be as successful as expected due to the commercial leasing related risks discussed below, as well as the risks associated with real estate development generally, and the timeline involved in development and leasing.
          Development of commercial projects involve the risk of the significant time lag between commencement and completion of the project which subjects us to greater risks due to fluctuation in the general economy, failure or inability to obtain construction or permanent financing on favorable terms, inability to achieve projected rental rates, anticipated space that we will be able to lease new tenants, higher than estimated construction costs, including labor and material costs, and possible delay in completion of the project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, or man-made or natural disasters.
          Significant changes in economic conditions could adversely affect prospective tenants and our ability to lease newly developed properties and could result in our being forced to hold these properties for a longer period of time.
We are dependent upon certain key tenants and decisions made by these tenants or adverse developments in the business of these tenants could have a negative impact on our financial condition.
          We own commercial real estate centers which are supported by “anchor” tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers in certain cases. We are subject to the risk that certain of these anchor tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration.
          In addition, an anchor tenant may decide that a particular store is unprofitable and close its operations, and, while the tenant may continue to make rental payments, its failure to occupy its premises could have an adverse effect on the property. A lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center. Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. We may not be able to quickly re-lease vacant

Real Estate Development (Continued)
space on favorable terms, if at all. Any of these developments could adversely affect our financial condition or results of operations.
It may be difficult and costly to rent vacant space and space which may become vacant in future periods.
          Our goal is to improve the performance of our properties by leasing available space and re-leasing vacated space. However, we may not be able to maintain our overall occupancy levels. Our ability to continue to lease or re-lease vacant space in our commercial properties will be affected by many factors, including our properties’ locations, current market conditions and the provisions of the leases we enter into with the tenants at our properties. In fact, many of the factors which could cause our current tenants to vacate their space could also make it more difficult for us to release that space. The failure to lease or to re-lease vacant space on satisfactory terms could harm our operating results.
          If we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commission fees paid by us in connection with new leases or lease renewals, and the cost of making leasehold improvements.
The loss of the services of our key management and personnel could adversely affect our business
          Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. We currently have an Acting Chief Financial Officer and are in the process of seeking to recruit a permanent replacement. There is no assurance that we will be successful in attracting and retaining an experienced and knowledgeable Chief Financial Officer or other key management personnel.
Our future acquisitions may reduce our earnings, require us to obtain additional financing and expose us to additional risks.
          Our business strategy includes investing in and acquiring diverse operating companies and some of these investments and acquisitions may be material. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth with seasoned and experienced management teams, we may not be successful in identifying these opportunities. Further, investments or acquisitions that we do complete may not prove to be successful. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations and may:
•	fail to accomplish our strategic objectives;

•	not perform as expected; and/or

•	expose us to the risks of the business that we acquire.
          In addition, we will likely face competition in making investments or acquisitions which could increase the costs associated with the investment or acquisition. Our investments or acquisitions could initially reduce our per share earnings and add significant amortization expense or intangible asset charges. Since our acquisition strategy involves holding investments for the foreseeable future and because we do not expect to generate significant excess cash flow from operations, we may rely on additional debt or equity financing to implement our acquisition strategy. The issuance of debt will result in additional leverage which could limit our operating flexibility, and the issuance of equity could result in additional dilution to our then-current shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to our Class A common stock. If we do require additional financing in the future, there is no assurance that it will be available on favorable terms, if at all. If we fail to obtain the required financing, we would be required to curtail or delay our acquisition plans or to liquidate certain of our assets. Additionally, we do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.

Real Estate Development (Continued)
Our controlling shareholders have the voting power to control the outcome of any shareholder vote, except in limited circumstances.
          As of December 31, 2007, BFC Financial Corporation (“BFC”) owned 1,219,031 shares of our Class B common stock, which represented all of our issued and outstanding Class B common stock, and 18,676,955 shares, or approximately 19.7%, of our issued and outstanding Class A common stock. In the aggregate these shares represent approximately 20.7% of our total equity and, excluding the 6,145,582 shares of our Class A common stock that BFC has agreed, subject to certain exceptions, not to vote in accordance with the Letter Agreement described in Item 8. — Financial Statements — Note 16, these shares represent approximately 54.0% of our total voting power. Since the Class A common stock and Class B common stock vote as a single group on most matters, BFC is in a position to control our company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own approximately 22.6% and 14.0% of the shares of BFC, respectively. Collectively, these shares represent approximately 73.2% of BFC’s total voting power. As a consequence, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote of Levitt Corporation, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC’s interests may conflict with the interests of our other shareholders.
RISKS ASSOCIATED WITH OUR OWNERSHIP STAKE IN BLUEGREEN CORPORATION
          We own approximately 31% of the outstanding common stock of Bluegreen Corporation, a publicly-traded corporation whose common stock is listed on the New York Stock Exchange under the symbol “BXG”. Although traded on the New York Stock Exchange, our shares of Bluegreen’s common stock may be deemed restricted stock, which would limit our ability to liquidate our investment if we chose to do so. While we have made a significant investment in Bluegreen Corporation, we do not expect to receive any dividends from the company for the foreseeable future.
          For the year ended December 31, 2007, our earnings from our investment in Bluegreen were $10.3 million, compared to $9.7 million in 2006, and $12.7 million in 2005. At December 31, 2007, the book value of our investment in Bluegreen was $116.0 million. A significant portion of our earnings and book value are dependent upon Bluegreen’s ability to continue to generate earnings and maintain its market value. Further, declines in the market value of Bluegreen’s shares or other events that could impair the value of our holdings would have an adverse impact on the value of our investment. We review our investment in Bluegreen for impairment on an annual basis or as events or circumstances warrant for other than temporary declines in value. Bluegreen recently announced its intention to pursue a rights offering to its shareholders of up to $100 million of its common stock and we currently intend to participate in the rights offering. We refer you to the public reports filed by Bluegreen with the Securities and Exchange Commission for information regarding Bluegreen.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
     The principal and executive offices of the Company are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309. The Company also maintains offices at 4150 SW 28th Way, Fort Lauderdale, Florida 33312, which it leases from BankAtlantic.
     The following table sets forth BankAtlantic owned and leased stores by region at December 31, 2007:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Owned full-service stores	9	12	25	7	2
Leased full-service stores	13	11	5	8	1
Ground leased full-service stores (1)	2	3	1	3	1

Total full-service stores	24	26	31	18	4

Lease expiration dates	2008-2026	2008-2015	2008-2012	2008-2026	2014

Ground lease expiration dates	2026-2027	2017-2072	2026	2026	2027

(1)	Stores in which BankAtlantic owns the building and leases the land.
     The following table sets forth BankAtlantic’s leased drive-through facilities and leased loan production offices by region at December 31, 2007:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Leased drive-through facilities	1	2	—	—	—

Leased drive through expiration dates	2010	2011-2014	—	—	—

Leased back-office facilities	—	3	—	1	1

Leased back-office expiration dates	—	2009-2011	—	2011	2013

Leased loan production facilities	1	—	—	1	2

Leased loan production expiration dates	2009	—	—	2009	2009-2011

     As of December 31, 2007, BankAtlantic had executed 16 operating leases for store expansion. Due to management’s decision to slow store expansion, BankAtlantic is currently seeking to sublease or terminate 12 of these operating leases. BankAtlantic has entered into an agreement with an unrelated financial institution for the sale of its Orlando stores, and is attempting to sell land originally acquired for store expansion. The following table sets forth BankAtlantic’s executed ground leases for store expansion or held for sublease as of December 31, 2007:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Executed leases for expansion	1	1	—	2	—

Executed lease expiration dates	2017	2029	—	2027-2028	—

Executed leases held for sublease	—	2	1	3	6

Executed lease expiration dates	—	2012-2029	2028	2027-2048	2027-2029

Land held for sale	—	—	1	1	6

     Levitt owns their principal and executive offices which are located at their Corporate Headquarters at 2200 West Cypress Creek Road, Fort Lauderdale, Florida 33309. In 2008, Levitt is planning to seek to lease to third parties the space in their executive offices and relocate to smaller space due to the number of employees that they have remaining at their facility. Core Communities owns their executive office building in Port St. Lucie, Florida. Levitt also has various month to month leases on the trailers that they occupy in Tradition Hilton Head. In addition to Levitt’s properties used for offices, they additionally own commercial space in Florida that is leased to third parties. Because of the nature of Levitt’s real estate operations, significant amounts of property are held as inventory and property and equipment in the ordinary course of their business.

ITEM 3. LEGAL PROCEEDINGS
Joseph C. Hubbard, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, and Alan B. Levan, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
On October 29, 2007, Joseph C. Hubbard filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and four of its current or former officers. The Complaint alleges that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Exchange Act and Rule 10b-5 promulgated thereunder and seeks unspecified damages. On December 12, 2007, the Court consolidated a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD that attempted to assert similar claims on behalf of the same class into Hubbard. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. BankAtlantic Bancorp management has stated that it believes the claims to be without merit and intends to vigorously defend the actions.
Separately, BankAtlantic Bancorp has received shareholder demands for an independent investigation and a derivative lawsuit to be brought on behalf of BankAtlantic Bancorp against those individuals determined to be responsible for substantially the same improper and illegal actions as are alleged in the Complaint. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the Hubbard actions.
Wilmine Almonor, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., Steven M. Coldren, Mary E. Ginestra, Willis N. Holcombe, Jarett S. Levan, John E. Abdo, David A. Lieberman, Charlie C. Winningham II, D. Keith Cobb, Bruno L. DiGiulian, Alan B. Levan, James A. White, the Security Plus Plan Committee, and Unknown Fiduciary Defendants 1-50, No. 0:07-cv-61862-DMM, United States District Court, Southern District of Florida.
On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic and the above-listed officers, directors, employees, and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, BankAtlantic and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in BankAtlantic Bancorp’s Class A common stock in light of the facts alleged in the Hubbard securities lawsuit. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information and the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
Levitt and Sons Bankruptcy
On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida.
It is not possible to predict the impact that the Chapter 11 Cases will have on Levitt and Sons’ business and creditors or on Levitt Corporation. See Item 1. — Business in Real Estate Development Recent Developments — Bankruptcy of Levitt and Sons.
Dance v Levitt Corp. et al., No. 08-CV-60111-DLG, United States District Court, Southern District of Florida
On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of our securities against us and certain of our officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida

and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. This complaint purports to be brought on behalf of all purchasers of our securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning our financial results, prospects and condition. We intend to vigorously defend this action.
Other Litigation
In the ordinary course of business, the Company and its subsidiaries are also parties to lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates activities and real estate development activities. Although it is believed that there are meritorious defenses in all pending legal actions, the outcome of legal actions is uncertain. Management does not believe its results of operations or financial condition will be materially impacted by the resolution of matters which arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Shareholders on November 19, 2007. At the meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following two directors to a three year term by the following votes:

Director	For	Withheld
Alan B. Levan	175,996,484	2,069,943
Neil Sterling	175,849,630	2,216,798
     Also at the Annual Meeting of Shareholders, the holders of the Company’s Class A and Class B Common Stock voting together as a single class, as well as the holders of the Company’s Class B Common Stock voting separately, approved the merger of I.R.E. Realty Advisory Group, Inc. (“I.R.E. RAG”) with and into the Company by the following votes:
Vote of Class A and Class B Common Stock

	Votes	Votes	Votes
	For	Against	Abstaining
I.R.E. RAG merger with and into the Company	150,171,616	694,607	21,138
Vote of Class B Common Stock

	Votes	Votes	Votes
	For	Against	Abstaining
I.R.E. RAG merger with and into the Company	126,412,361	93,427	3,991

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     BFC’s Class A Common Stock and the Class B Common Stock have substantially identical terms except:
•	Each share of Class A Common Stock is entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock aggregate voting power will change to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will change to 53% and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 500,000, the fixed voting percentages will be eliminated; and

•	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.
Market Information
     On June 20, 2006 the Company announced that its Class A Common Stock was approved for listing on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “BFF” and, on June 22, 2006, the Company commenced trading on the NYSE Arca. From April 2003 through June 19, 2006, BFC’s Class A Common Stock was traded on the NASDAQ National Market. Our Class B Common Stock is quoted on the OTC Bulletin Board under the symbol “BFCFB.OB.”
     The following table sets forth, for the indicated periods, the high and low closing sale prices for our Class A Common Stock as reported by the NASDAQ National Market prior to June 22, 2006 and NYSE Arca on and after June 22, 2006 and for our Class B Common Stock as reported by the National Association of Securities Dealers Automated Quotation System. The stock prices do not include retail mark-ups, mark-downs or commissions and are adjusted for all stock splits and stock dividends.

Class A Common Stock:	High	Low
2006
First Quarter	$6.64	$5.35
Second Quarter	8.16	5.69
Third Quarter	7.10	4.35
Fourth Quarter	7.06	4.80

2007
First Quarter	$6.75	$4.31
Second Quarter	4.50	3.59
Third Quarter	4.04	2.22
Fourth Quarter	3.38	1.16

Class B Common Stock:	High	Low
2006
First Quarter	$6.50	$5.25
Second Quarter	7.70	5.70
Third Quarter	8.25	5.00
Fourth Quarter	6.80	4.85

2007
First Quarter	$6.10	$5.00
Second Quarter	4.65	3.60
Third Quarter	3.50	2.25
Fourth Quarter	3.00	1.10
Holders
     On March 3, 2008, there were approximately 3,620 holders of Class A Common Stock and approximately 740 holders of Class B Common Stock.
NYSE Arca Certification
     On November 21, 2007, the Company’s Chief Executive Officer submitted his Annual Section 5.3(m) Certification to the NYSE Arca. Pursuant to this filing, the Company’s Chief Executive Officer provided an unqualified certification that, as of the date of the certification, he was not aware of any violation by the Company of the Corporate Governance Listing Standards of the NYSE Arca. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer, principal financial officer and principal accounting officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.
Dividends
     While there are no restrictions on the payment of cash dividends by BFC, BFC has never paid cash dividends on its common stock.
     There are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to holders of its common stock, including BFC. The primary source of funds for payment by BankAtlantic Bancorp of dividends to BFC is currently dividends received by BankAtlantic Bancorp from BankAtlantic, which is limited by applicable regulations. Subject to the results of operations and regulatory capital requirements, BankAtlantic Bancorp has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, indenture restrictions, loan covenants, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and on the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic’s regulatory capital levels and net income.
     Levitt’s Board of Directors has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition. While Levitt declared one quarterly dividend in 2007, it is not anticipated that Levitt’s Board of Directors will declare cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
     On October 21, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of our Class A Common Stock through open market or private transactions at an aggregate cost of no more than $10 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. The shares purchased in this program will be retired. There were no repurchases of our equity securities during the years ended December 31, 2007 and 2006.
  Shareholder Return Performance Graph
     Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A Common Stock, DJ Wilshire 5000 Index and NASDAQ Bank Stocks and assumes $100 was invested on December 31, 2002.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
BFC Financial Corporation	100	343	499	263	321	73
DJ Wilshire 5000 Index	100	129	143	150	171	178
Nasdaq Bank Index	100	130	144	138	153	119

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2003 through 2007. Certain selected financial data presented below is derived from our consolidated financial statements. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto which are included elsewhere in this report.
(Dollars in thousands, except for per share data, average price data, ratios, percentages, units and acres)

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Income Statement
Revenues
BFC Activities	$6,109	3,682	3,129	5,683	1,073
Financial Services	520,793	507,746	445,537	358,703	320,534
Real Estate Development	426,955	581,371	574,601	558,838	288,686

	953,857	1,092,799	1,023,267	923,224	610,293

Costs and Expenses
BFC Activities	15,015	12,370	9,665	7,452	7,019
Financial Services	579,458	474,311	381,916	280,431	275,507
Real Estate Development	696,058	604,841	498,283	481,618	253,169

	1,290,531	1,091,522	889,864	769,501	535,695

Equity in earnings from unconsolidated affiliates	12,724	10,935	13,404	19,603	10,126

(Loss) income from continuing operations	(323,950)	12,212	146,807	173,326	84,724
(Benefit) provision for income taxes	(70,246)	(515)	59,672	70,920	36,466
Noncontrolling interest	(219,603)	13,422	79,399	90,388	43,616

(Loss) income from continuing operations	(34,101)	(695)	7,736	12,018	4,642
(Loss) income from discontinued operations, net of noncontrolling interest and income taxes	1,239	(1,526)	5,038	2,212	2,380
Extraordinary gain, net of income taxes	2,403	—	—	—	—

Net (loss) income	(30,459)	(2,221)	12,774	14,230	7,022
5% Preferred Stock dividends	(750)	(750)	(750)	(392)	—

Net (loss) income allocable to common stock	$(31,209)	(2,971)	12,024	13,838	7,022

Common Share Data (a), (c), ( d)
Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(0.90)	(0.04)	0.24	0.48	0.21
Discontinued operations	0.03	(0.05)	0.18	0.09	0.10
Extraordinary items	0.06	—	—	—	—

Basic (loss) earnings per share of common stock	$(0.81)	(0.09)	0.42	0.57	0.31

Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(0.90)	(0.05)	0.22	0.40	0.16
Discontinued operations	0.03	(0.05)	0.15	0.07	0.09
Extraordinary items	0.06	—	—	—	—

Diluted (loss) earnings per share of common stock	$(0.81)	(0.10)	0.37	0.47	0.25

Basic weighted average number of common shares outstanding	38,778	33,249	28,952	24,183	22,818
Diluted weighted average number of common shares outstanding	38,778	33,249	31,219	27,806	26,031
Ratio of earnings to fixed charges (e)	—	—	—	—	0.28
Dollar deficiency of earnings to fixed charges (e)	5,618	5,196	5,248	4,145	—
Continued

Selected Consolidated Financial Data — continued
(Dollars in thousands, except for per share data, average price data, ratios, percentages, units and acres)

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet (at period end)
Loans and leases and held for sale, net	$4,529,538	4,603,505	4,628,744	4,561,073	3,611,612
Securities	$1,191,173	1,081,980	1,064,857	1,082,985	553,148
Total assets	$7,114,433	7,605,766	7,395,755	6,954,847	5,136,235
Deposits	$3,953,405	3,867,036	3,752,676	3,457,202	3,058,142
Securities sold under agreements to repurchase and federal funds purchased	$159,905	128,411	249,263	257,002	120,874
Other borrowings (f)	$1,992,718	2,398,662	2,121,315	2,083,109	1,209,571
Shareholders’ equity	$184,037	177,585	183,080	125,251	85,675
Book value per share (d), (g)	$3.73	4.84	5.25	4.25	3.68
Return on average equity (b) (h)	(16.94)%	(1.24)%	8.08%	13.16%	8.63%
BankAtlantic Asset quality ratios
Non-performing assets, net of reserves as a percent of total loans, tax certificates and real estate owned	4.10%	0.55%	0.17%	0.19%	0.36%
Loan loss allowance as a percent of non-performing loans	52.65%	982.89%	605.68%	582.18%	422.06%
Loan loss allowance as a percentage of total loans	2.04%	0.94%	0.88%	1.00%	1.24%
Capital Ratios for BankAtlantic
Total risk based capital	11.63%	12.08%	11.50%	10.80%	12.06%
Tier I risk based capital	9.85%	10.50%	10.02%	9.19%	10.22%
Leverage	6.94%	7.55%	7.42%	6.83%	8.52%
Levitt Corporation
Consolidated:
Consolidated margin on sales of real estate (i)	$(163,126)	83,125	150,030	143,378	73,627
Consolidated Margin	(39.8)%	14.7%	26.9%	26.1%	26.0%
Homes delivered	998	1,320	1,338	1,783	1,011
Acres sold	40	371	1,647	1,212	1,337
Primary Homebuilding (m):
Revenues from sales of real estate	$345,666	424,420	352,723	418,550	222,257
Cost of sales of real estate (i)	501,206	367,252	272,680	323,366	173,072

Margin (i)	$(155,540)	57,168	80,043	95,184	49,185
Margin percentage (j)	-45.00%	13.50%	22.70%	22.70%	22.10%
Construction starts	558	1,445	1,212	1,893	1,593
Homes delivered	998	1,320	1,338	1,783	1,011
Average selling price of homes delivered	$338,000	322,000	264,000	235,000	220,000
Net orders (units)	383	847	1,289	1,378	2,240
Net orders (value)	$94,782	324,217	448,207	376,435	513,436
Tennessee Homebuilding (m) :
Revenues from sales of real estate	$42,042	76,299	85,644	53,746	—
Cost of sales of real estate (i)	51,360	72,807	74,328	47,731	—

Margin (i)	$(9,318)	3,492	11,316	6,015	—
Margin percentage (j)	-22.20%	4.60%	13.20%	11.20%	—%
Construction starts	171	237	450	401	—
Homes delivered	146	340	451	343	—
Average selling price of homes delivered	$205,000	224,000	190,000	157,000	—
Net orders (units)	110	269	478	301	—
Net orders (value)	$20,621	57,776	98,838	51,481	—
Land Division (l):
Revenues from sales of real estate	$16,567	69,778	105,658	96,200	55,037
Cost of sales of real estate	7,447	42,662	50,706	42,838	31,362

Margin (i)	$9,120	27,116	54,952	53,362	23,675
Margin percentage (j)	55.00%	38.90%	52.00%	55.50%	43.00%
Acres sold	40	371	1,647	1,212	1,337
Inventory of real estate (acres) (k),	6,679	6,871	7,287	5,965	6,837
Inventory of real estate (book value)	$189,903	176,356	150,686	122,056	43,906
Acres subject to sales contracts — Third parties	259	74	246	1,833	1,433
Aggregate sales price of acres subject to sales contracts to third parties	$77,888	21,124	39,283	121,095	103,174
Continued

(a)	Since its inception, BFC has not paid any cash dividends on its common stock.

(b)	Ratios were computed using quarterly averages.

(c)	While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

(d)	I.R.E. Realty Advisory Group, Inc.(“I.R.E. RAG”) owned 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Because the Company owned 45.5% of the outstanding common stock of I.R.E. RAG, 45.5% of the shares of BFC’s common stock previously held by I.R.E. RAG were eliminated from the number of shares outstanding for purposes of computing earnings (loss) per share and book value per share. In November 2007, I.R.E. RAG was merged with and into the Company. In connection with the merger, the shares of BFC’s common stock previously held by I.R.E. RAG were canceled and the shareholders of I.R.E. RAG, other than BFC, received an aggregate of approximately 2,601,300 shares of BFC Class A Common Stock and 273,000 shares of BFC Class B Common Stock, representing their respective pro rata beneficial ownership interests in I.R.E. RAG’s BFC shares. See Note 32 to our consolidated financial statements “Earnings (Loss) per Share.”

(e)	The operations, fixed charges and dividends of BankAtlantic Bancorp and Levitt are not included in the calculation because each of those subsidiaries are separate, publicly traded companies whose Board of Directors are comprised of individuals, a majority of whom are independent. Accordingly, decisions made by those Boards, including with respect to the payment of dividends, are not within our control.

(f)	Other borrowings consist of FHLB advances, subordinated debentures, notes, bonds payable, secured borrowings, and junior subordinated debentures. Secured borrowings were recognized on loan participation agreements that constituted a legal sale of a portion of the loan but that were not qualified to be accounted for as a loan sale.

(g)	Preferred stock redemption price is eliminated from shareholders’ equity for purposes of computing book value per share.

(h)	The return on average equity is equal to net income (loss) (numerator) divided by average consolidated shareholders’ equity (denominator) during the respective year.

(i)	Margin is calculated as sales of real estate minus cost of sales of real estate. Included in cost of sales of real estate for the years ended December 31, 2007 and 2006 are homebuilding inventory impairment charges and write-offs of deposits and pre-acquisition costs of $206.4 million and $31.1 million, respectively, in our Primary Homebuilding segment. In our Tennessee Homebuilding segment, impairment charges amounted to $11.2 million and $5.7 million in the years ended December 31, 2007 and 2006, respectively.

(j)	Margin percentage is calculated by dividing margin by sales of real estate.

(k)	Estimated net saleable acres (subject to final zoning, permitting, and other governmental regulations / approvals). Includes approximately 56 acres related to assets held for sale as of December 31, 2007.

(l)	Revenues and costs of sales of real estate include land sales to Levitt and Sons, if any. These inter-segment transactions are eliminated in consolidation. Included in total liabilities is a net receivable amount associated with intersegment loans. This amount eliminates fully in consolidation but has the effect of decreasing liabilities as shown on a stand alone basis. As of December 31, 2007, Levitt Other Operations had outstanding advances from Core Communities in the amount of $38.3 million which are generally subordinated to loans from third party lenders. These advances eliminate in consolidation.

(m)	Bowden Building Corporation was acquired in May 2004. Levitt had no homebuilding operations in Tennessee in 2003.

BFC FINANCIAL CORPORATION
SELECTED PARENT COMPANY ONLY FINANCIAL DATA
(In thousand)
     The following table sets forth selected summary parent company only financial data.

	December 31,
	2007	2006	2005
Balance Sheet Data:
Assets
Cash and cash equivalents	$17,999	17,815	26,683
Investment securities	862	2,262	2,034
Investment in Benihana	20,000	20,000	20,000
Investment in venture partnerships	864	908	950
Investment in BankAtlantic Bancorp, Inc.	108,173	113,586	112,218
Investment in Levitt Corporation	54,637	57,009	58,111
Investment in other subsidiaries	1,578	1,525	1,631
Loans receivable	3,782	2,157	2,071
Other assets	906	2,261	960

Total assets	208,801	217,523	224,658

Liabilities and Shareholders’ Equity
Advances from and negative basis in wholly owned subsidiaries	3,174	1,290	462
Other liabilities	7,722	7,351	7,417
Deferred income taxes	13,868	31,297	33,699

Total liabilities	24,764	39,938	41,578

Total shareholders’ equity	184,037	177,585	183,080

Total liabilities and shareholders’ equity	$208,801	217,523	224,658

	For the Years Ended December 31,
	2007	2006	2005
Statements of Operations Data:
Revenues	$3,977	2,232	1,775
Expenses	9,565	8,413	14,904

(Loss) before earnings (loss) from subsidiaries	(5,588)	(6,181)	(13,129)
Equity from earnings (loss) in BankAtlantic Bancorp	(7,206)	5,807	9,053
Equity from earnings (loss) in Levitt	(39,622)	(1,519)	9,151
Equity from earnings (loss) in other subsidiaries	(1,083)	(658)	6,671

(Loss) income before income taxes	(53,499)	(2,551)	11,746
(Benefit) provision for income taxes	(19,398)	(1,856)	4,010

(Loss) income from continuing operations	(34,101)	(695)	7,736
Equity in subsidiaries’ discontinued operations, net of tax	1,239	(1,526)	5,038
Extraordinary gain, net of tax	2,403	—	—

Net (loss) income before preferred stock dividends	(30,459)	(2,221)	12,774
5% Preferred Stock dividends	(750)	(750)	(750)

Net (loss) income	$(31,209)	(2,971)	12,024

Statements of Cash Flow Data:
Operating Activities:
Net (loss) income	$(30,459)	(2,221)	12,774
Other operating activities	25,954	(820)	(12,709)

Net cash (used in) provided by operating activities	(4,505)	(3,041)	65
Net cash used in investing activities	(30,869)	(923)	(10,029)
Net cash provided by (used in) financing activities	35,558	(4,904)	35,127

(Decrease) increase in cash and cash equivalents	184	(8,868)	25,163
Cash at beginning of period	17,815	26,683	1,520

Cash at end of period	$17,999	17,815	26,683

     During the year ended December 31, 2005, expenses included the write-off of inter-company advances between our wholly-owned subsidiaries of approximately $6.6 million, and the equity from earnings in other subsidiaries included the earnings recognized by our wholly-owned subsidiaries in connection with this write-off. These inter-company advances were eliminated in consolidation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company with investments in companies engaged in retail and commercial banking, master planned community development and time share and vacation ownership. The Company also owns an interest in a company which operates Asian-themed restaurant chains, as well as various real estate and venture capital investments. The Company’s principal holdings consist of direct controlling interests in BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and Levitt Corporation (“Levitt”). Through its control of BankAtlantic Bancorp, BFC has indirect controlling interests in BankAtlantic and its subsidiaries (“BankAtlantic”). As a result of the Company’s position as the controlling stockholder of BankAtlantic Bancorp, the Company is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision. Through its control of Levitt, BFC has an indirect controlling interest in Core Communities, LLC and its subsidiaries (“Core” or “Core Communities”) and an indirect non-controlling interest in Bluegreen Corporation (“Bluegreen”). BFC also holds a direct non-controlling investment in Benihana, Inc. (“Benihana”) and has a wholly-owned subsidiary, Cypress Creek Capital, Inc. (“CCC) which invests in existing commercial income producing properties.
     Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries with the intent to hold the investments for the long term. Recently, BFC determined that the best potential for growth is likely through the growth of the companies it controls. Rather than actively making investments directly for BFC, the Company intends to provide overall support and guidance for its controlled subsidiaries with a focus on the improved performance of the organization as a whole. The Company is currently reviewing its operations with a view to aligning its staffing with its contemplated activities. Upon completion of the review, the Company may seek to transfer certain employees currently within the holding company or its wholly owned subsidiaries to controlled entities where management believes their services would provide potentially greater value to the overall organization.
     The Company’s primary activities presently relate to managing its current investments. As of December 31, 2007, BFC had total consolidated assets of approximately $7.1 billion, including the assets of its consolidated subsidiaries, noncontrolling interest of $559 million and shareholders’ equity of approximately $184 million. The Company operates through six reportable segments, BFC Activities, Financial Services and four segments within its Real Estate Development Division. The Financial Services segment includes the results of operations of BankAtlantic Bancorp. Our Real Estate Development Division includes Levitt’s results of operations and consists of four reportable segments — Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations.
     As discussed in further detail throughout this report, on November 9, 2007, Levitt and Sons, LLC and substantially all of its subsidiaries (“Levitt and Sons”) filed voluntary petitions for relief under Chapter 11 of Tile 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida ( the” Bankruptcy Court”). Levitt and Sons results of operations were presented in two reportable segments within the Company’s real estate division, Primary Homebuilding and Tennessee Homebuilding. As a result of the loss of control associated with the Chapter 11 Cases and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from its financial results. Levitt Corporation is prospectively accounting for any remaining investment in Levitt and Sons, net of outstanding advances due from Levitt and Sons, as a cost method investment.
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, generally accepted accounting principles (“GAAP”) require the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities as shown in the table below.

     BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2007 was as follows:

				Percent
	Shares		Percent of	of
	Owned		Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236		16.27%	8.62%
Class B Common Stock	4,876,124		100.00%	47.00%
Total	13,205,360		23.55%	55.62%

Levitt
Class A Common Stock	18,676,955	(1)	19.65%	6.99	%(1)
Class B Common Stock	1,219,031		100.00%	47.00%
Total	19,895,986	(1)	20.67%	53.99	%(1)

(1)	BFC’s ownership interest includes, but BFC’s voting interest excludes, 6,145,582 shares of Levitt’s Class A Common Stock which, subject to certain exceptions, BFC has agreed not to vote, as discussed in further detail below under “Levitt’s Rights Offering and Step Acquisition”.
BFC Financial Corporation Summary of Consolidated Results of Operations
The table below sets forth the Company’s primary business results of operations (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
BFC Activities	$12,693	(5,009)	(10,460)
Financial Services	(30,012)	26,879	42,526
Real Estate Development	(236,385)	(9,143)	55,069

	(253,704)	12,727	87,135
Noncontrolling interest	(219,603)	13,422	79,399

(Loss) income from continuing operations	(34,101)	(695)	7,736
Discontinued operations, less noncontrolling interest and income tax	1,239	(1,526)	5,038
Extraordinary gain, less income tax	2,403	—	—

Net (loss) income	$(30,459)	(2,221)	12,774

     The Company reported a net loss of $30.5 million in 2007 as compared to a net loss of $2.2 million in 2006 and net income of $12.8 million in 2005. Included in these totals for the years 2007, 2006 and 2005 is $1.2 million of income, a $1.5 million loss and $5.1 million of income from discontinued operations net of noncontrolling interest and income tax, respectively. Included in discontinued operations for 2007 is a $2.1 million gain relating to the sale of Ryan Beck by BankAtlantic Bancorp, a $1.1 million loss from operations of Ryan Beck and $0.2 million of income associated with two of Core Communities’ commercial leasing projects. Results from discontinued operations for 2006 and 2005 included a loss from operations of Ryan Beck of approximately $1.5 million and income of approximately $2.2 million, respectively. Also included in the Company’s discontinued operations in 2005 is $2.8 million in income associated with the transfer by I.R.E. BMOC, Inc. (“BMOC”), a wholly-owned subsidiary of BFC, of its real property in settlement of its obligations under a mortgage note payable, and a $16,000 loss associated with two of Core’s commercial leasing projects. The $2.8 million in income in the Company’s discontinued operations in 2005 includes the gain from the disposition of the BMOC property of approximately $3.2 million. There were no activities related to BMOC for the years ended December 31, 2007 and December 31, 2006. In 2007, the Company acquired additional shares of Levitt’s Class A Common Stock in Levitt’s Rights Offerings. The acquisition of these shares resulted in negative goodwill (excess of fair value of acquired net assets over purchase price of shares) of approximately $11 million. After ratably allocating this negative goodwill to non-current and non-financial assets, the Company recognized an extraordinary gain, net of tax, of $2.4 million.
     The results of operation of the Company’s six business segments and related matters are discussed below.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total assets at December 31, 2007 and 2006 were $7.1 billion and $7.6 billion, respectively. At December 31, 2006, $692.4 million of the assets were related to Levitt and Sons. As discussed herein, effective November 9, 2007, Levitt and Sons is no longer consolidated in Levitt’s financial results. The changes in components of total assets between December 31, 2007 and December 31, 2006 are summarized below:
•	An increase in cash and due from depository institutions balances of approximately $131.1 million which resulted from: i) an approximately $146.8 million increase at Levitt primarily relating to proceeds received in Levitt’s Rights Offering to its shareholders; ii) higher cash balances at BFC of approximately $0.7 million primarily due to cash received from a public offering in the amount of $36.1 million and $1.7 million cash generated from other investing activities, offset by $33.2 million used to acquire additional shares of Levitt in Levitt’s Rights Offering, $3.3 million cash used in operations and $0.5 million cash used in other financing activities; and iii) lower cash balances at BankAtlantic Bancorp of approximately $14.2 million primarily due to lower cash and due from depository institution balances resulting from a decline in cash letter receivables;

•	An increase in securities available for sale reflecting Stifel Common Stock received by BankAtlantic upon the sale of Ryan Beck and BankAtlantic’s decision to transfer $203 million of tax exempt securities from investments held-to-maturity to securities available for sale and the subsequent sale of BankAtlantic’s entire portfolio of tax exempt securities, replacing these securities with government agency mortgage-backed securities. These increases were partially offset by sales of BankAtlantic’s equity securities to fund its Class A Common Stock repurchase program;

•	A decrease in investment securities at cost reflecting BankAtlantic’s transfer of $203 million of tax exempt securities to securities available for sale partially offset by Stifel equity securities received by BankAtlantic upon the sale of Ryan Beck which are subject to contractual restrictions limiting sales;

•	A decrease in BankAtlantic’s tax certificate balances primarily due to redemptions of certificates outside of Florida;

•	A decline in BankAtlantic’s FHLB stock at BankAtlantic related to lower FHLB advance borrowings;

•	A decline in loan receivable balances associated with a $50.4 million increase in BankAtlantic’s allowance for loan losses and lower commercial loan balances partially offset by higher purchased residential, small business and home equity loan balances;

•	A net decrease in inventory of real estate held for development and sale primarily associated with the deconsolidation of Levitt & Sons in 2007. This decrease was partially offset by a net increase in Levitt’s inventory of real estate of approximately $45.8 million, primarily related to Core’s development activities and an increase in BankAtlantic’s real estate inventory related to a decision to sell properties that BankAtlantic acquired for its store expansion program;

•	Lower real estate owned balances associated with $7.2 million of write-downs as a result of BankAtlantic taking possession of the real estate securing a land development loan during the year ended December 31, 2006;

•	The net increase in investments in unconsolidated affiliates was primarily driven by a net increase of approximately $4.3 million in Levitt’s investment in Bluegreen associated with $10.3 million of Levitt’s earnings from Bluegreen (net of purchase accounting), partially offset by a decrease of approximately $4.7 million in purchase accounting related to BFC’s step acquisition of Levitt in October 2007;

•	A decrease in discontinued operations assets held for sale reflecting BankAtlantic’s sale of Ryan Beck to Stifel offset by an increase of approximately $11.0 million relating to two commercial projects currently held for sale at Levitt;

•	An increase in office properties and equipment associated with BankAtlantic’s opening of 15 stores during 2007 partially offset by restructuring charges and impairments associated with BankAtlantic’s decision to delay its store expansion program;

•	An increase in the net deferred tax asset primarily due to an increase in BankAtlantic Bancorp’s deferred tax assets resulting from the increase in the allowance for loan losses, and BFC’s equity losses in Levitt and BankAtlantic Bancorp; and

•	An increase in other assets primarily resulting from BankAtlantic’s federal income tax receivable associated with a taxable loss for the year ended December 31, 2007 and an increase in Levitt’s current tax asset of $22.8 million related to tax benefits incurred due to the net operating losses recorded in 2007.
     The Company’s total liabilities at December 31, 2007 and 2006 were $6.4 billion and $6.7 billion, respectively. At December 31, 2006, $511.5 million was related to Levitt and Sons. The changes in components of total liabilities between December 31, 2007 and December 31, 2006 are summarized below:
•	Higher BankAtlantic interest-bearing deposit balances primarily associated with increased high yield savings, checking and certificates of deposit balances primarily reflecting transfers of customer deposit balances to higher yielding products;

•	Lower BankAtlantic non-interest-bearing deposit balances reflecting the migration of deposits to higher yielding products as a result of a higher interest rate environment and competition;

•	A decrease of $42.0 million in customer deposits at Levitt due to the deconsolidation of Levitt & Sons;

•	A decrease in BankAtlantic FHLB advance borrowings due to higher deposit balances and an increase in short-term borrowings at BankAtlantic;

•	A decrease in BankAtlantic development notes payable associated with the repayment of real estate development borrowings from third party lenders. A decrease in Levitt’s notes and mortgage notes payable primarily due to Levitt & Sons deconsolidation, offset by an increase in Levitt’s notes and mortgage notes payable of $156.0 million, primarily related to project debt associated with land development activities;

•	An increase in BankAtlantic junior subordinated debentures primarily associated with BankAtlantic Bancorp’s issuance of $31 million of junior subordinated debentures;

•	An increase of $55.2 million in the deficit in the Levitt and Sons’ investment at December 31, 2007 resulting from the deconsolidation of Levitt and Sons from Levitt’s financial results, which is being accounted for as a cost method investment;

•	A decrease in BankAtlantic’s discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel; and

•	The decrease in other liabilities primarily due to Levitt and Sons’ deconsolidation offset by an increase in BankAtlantic other liabilities primarily resulting from $18.9 million of securities available for sale purchased in December 2007 which was settled in January 2008.
Noncontrolling Interest
     At December 31, 2007 and 2006, noncontrolling interest held by others in our subsidiaries was approximately $559.0 million and $698.3 million, respectively. The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	December 31,	December 31,
	2007	2006
BankAtlantic Bancorp	$351,148	$411,396
Levitt	207,138	286,230
Joint Venture Partnerships	664	697

	$558,950	$698,323

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
     The majority of our assets and liabilities are monetary in nature by virtue of our ownership interest in BankAtlantic Bancorp. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such change varies. The possible effect of fluctuating interest rates is discussed more fully under the section entitled “Consolidated Interest Rate Risk” In Item 7A below.
     Inflation could also have a long-term impact on our real estate activities because any increase in the cost of land, materials and labor would result in a need to increase the sales prices of land which may not be possible. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on demand and financing costs. Rising interest rates as well as increased materials and labor costs may reduce margins. Our real estate activities, which primarily consist of the activities of Levitt, are discussed more fully below under the section entitled “Real Estate Division”.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of real estate held for development and sale and its impairment reserves, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of investments in unconsolidated subsidiaries, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The ten accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) the valuation of real estate held for development and sale; (vii) the valuation of unconsolidated subsidiaries; (viii) accounting for uncertain tax positions; (ix) accounting for contingencies; and (x) accounting for share-based compensation.
     See Note 1, Summary of Significant Accounting Policies, for a detailed discussion of our significant accounting policies. These policies are also discussed below under the Company’s Financial Services segment and Real Estate Development segment.

BFC Activities
BFC Activities
     The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This includes dividends from BFC’s investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from Cypress Creek Capital, Inc. (“CCC”), interest income from loans receivable and income from the arrangement between BFC, BankAtlantic Bancorp, Levitt and Bluegreen for shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision (benefit) for income taxes, including the tax provision (benefit) related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in BFC’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in BFC’s Financial Services segment, and the Company’s earnings and losses in Levitt are included in four reportable segments, which are Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations.
     The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

				Change	Change
	For the Years Ended December 31,			2007 vs.	2006 vs.
(In thousands)	2007	2006	2005	2006	2005
Revenues
Interest and dividend income	$2,374	2,292	1,623	82	669
Securities activities	1,295	—	58	1,295	(58)
Other income, net	4,977	3,680	1,692	1,297	1,988

	8,646	5,972	3,373	2,674	2,599

Cost and Expenses
Interest expense	38	30	346	8	(316)
Employee compensation and benefits	10,932	9,407	6,245	1,525	3,162
Other expenses, net	4,302	3,398	3,505	904	(107)

	15,272	12,835	10,096	2,437	2,739

Equity in loss from unconsolidated affiliates	(78)	—	—	(78)	—

Loss before income taxes	(6,704)	(6,863)	(6,723)	159	(140)
(Benefit) provision for income taxes	(19,397)	(1,854)	3,737	(17,543)	(5,591)
Noncontrolling interest	(34)	(25)	6	(9)	(31)

Income (loss) from continuing operations	$12,727	(4,984)	(10,466)	17,711	5,482

     The increase in interest and dividend income during the year ended December 31, 2006 as compared to 2005 is primarily due to interest income earned on higher average cash balances in 2006 as a consequence of our 2005 public offering.
     In 2007, BFC recognized a gain of $1.3 million upon the sale of securities.
     Other income increased in 2007 as compared to 2006 and 2005 primarily due to income from advisory fees earned at CCC and shared service income. In 2007, 2006 and 2005, CCC advisory fees were approximately $1.7 million, $929,000 and $773,000, respectively. In 2007 and 2006, shared service income was approximately $2.9 million and $2.5 million, respectively, with none in 2005. Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp, Levitt and Bluegreen to provide certain shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to this arrangement, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared services arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

BFC Activities
     Interest expense for the years ended December 31, 2007 and 2006 was primarily associated with loan amounts paid relating to maintaining the availability of the Company’s revolving line of credit. In December 2007, BFC’s revolving line of credit expired pursuant to its term. The decrease in interest expense for the year ended December 31, 2006 compared to 2005 was attributable to a $10.5 million reduction in BFC’s revolving line of credit in July 2005.
     The increase in employee compensation and benefits during the year ended December 31, 2007 as compared to 2006 was primarily due to increases in i) the level of compensation and additional employees in BFC’s shared service operations, ii) bonus expense of approximately $390,000 of which $200,000 related to the completion of certain projects at CCC and additional bonuses to executive officers, iii) stock compensation expense of approximately $308,000 and iv) a provision for severance in the amount of $250,000 due to a restructuring of Cypress Creek Capital operations. In 2007, employee compensation and benefits for employees dedicated to BFC operations, shared services and CCC totaled $5.8 million, $3.2 million and $2.0 million, respectively, compared with $5.6 million, $2.4 million and $1.5 million, respectively, in 2006.
     The increase in employee compensation and benefits during the year ended December 31, 2006 as compared to 2005 was due to increases in the number of employees at BFC primarily relating to the transfer of employees from BankAtlantic to BFC to staff shared service operations, stock compensation expense of approximately $774,000 in 2006 upon the adoption of the fair value recognition provision of SFAS No. 123R, using the modified prospective transition method and payroll taxes related to employer’s tax expense on the exercise of stock options during the first quarter of 2006. In September 2005, the Company recorded as compensation expense the present value of a retirement benefit payment in the amount of $482,444 granted to a key executive. The Company continues to recognize monthly the amortization of interest on the retirement benefit as compensation expense.
     Other expenses increased during the year ended December 31, 2007 as compared to 2006 primarily due a write-off of $619,000 related to the abandonment of a proposed merger with Levitt and increased legal fees and professional and consulting fees. Other expenses decreased during the year ended December 31, 2006 as compared to 2005 primarily due a decrease in intangible taxes.
     The BFC Activities segment includes BFC’s provision (benefit) for income taxes including the tax provision (benefit) relating to the Company’s earnings (loss) from BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in BFC’s financial statements but not in BFC’s tax return. The increase in BFC’s benefit for income taxes in 2007 as compared to 2006 and 2005 is primarily due to BFC’s equity losses at BankAtlantic Bancorp and Levitt. The table below presents a reconciliation of BFC’s (benefit) provision for income taxes (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
BFC operating loss, net of permanent differences	$(8,006)	(9,094)	(8,518)
Expired Net Operating Loss (“NOLs”) carryforwards (1)	4,557	—	—
Equity from (loss) earnings in BankAtlantic Bancorp	(7,206)	5,807	9,053
Equity from (loss) earnings in Levitt	(39,622)	(1,519)	9,151

	(50,277)	(4,806)	9,686
Income tax rate	38.58%	38.58%	38.58%

(Benefit) provision for income tax	$(19,397)	(1,854)	3,737

(1)	See Liquidity and Capital Resources of BFC below.
Levitt’s Rights Offering and Step Acquisition
     On August 29, 2007, Levitt distributed to each holder of record of Levitt’s Class A Common Stock and Class B Common Stock on August 27, 2007 5.0414 subscription rights for each share of such stock owned on that date

BFC Activities
(the “Rights Offering”). Each whole subscription right entitled the holder thereof to purchase one share of Levitt’s Class A Common Stock at a purchase price of $2.00 per share. The Rights Offering was completed on October 1, 2007. Levitt received $152.8 million in the Rights Offering and issued an aggregate of 76,424,066 shares of its Class A Common Stock on October 1, 2007 in connection with the exercise of rights by its shareholders. BFC purchased an aggregate of 16,602,712 of Levitt’s Class A Common Stock in the Rights Offering for an aggregate purchase price of $33.2 million.
     By letter dated September 27, 2007 (“Letter Agreement”), BFC agreed, subject to certain limited exceptions, not to vote the 6,145,582 shares of Levitt’s Class A Common Stock that BFC acquired in the Rights Offering upon its exercise of its subscription rights associated with BFC’s holdings of Levitt’s Class B Common Stock. The Letter Agreement provides that any future sale of shares of Levitt’s Class A Common Stock by BFC will reduce, on a share for share basis, the number of shares of Levitt’s Class A Common Stock that BFC has agreed not to vote. BFC’s acquisition of the 16,602,712 shares of Levitt’s Class A Common Stock upon its exercise of its subscription rights increased BFC’s ownership interest in Levitt by approximately 4.1% to 20.7% from 16.6% and increased BFC’s voting interest in Levitt (excluding the 6,145,582 shares subject to the Letter Agreement) by approximately 1.1% to 54.0% from 52.9%.
     The acquisition of additional shares of Levitt is being accounted for as a step acquisition under the purchase method of accounting. A step acquisition is the acquisition of two or more blocks of an entity’s shares at different dates. In a step acquisition, the acquiring entity identifies the cost of the investment, the fair value of the portion of the underlying net assets acquired, and the goodwill if any for each step acquisition. Accordingly, the net assets of Levitt will be recognized at estimated fair value to the extent of BFC’s increase in its ownership percentage of 4.1% at the acquisition date. BFC’s carrying amount of its investment in Levitt was approximately $3.2 million lower than the ownership percentage in the underlying equity in the net assets of Levitt at October 1, 2007, and the excess of the fair value over the purchase price (negative goodwill) has been allocated as a pro rata reduction of the amounts that would otherwise have been assigned ratably to all of the non-current and non-financial acquired assets excluding, assets to be disposed of by sale, deferred tax assets and any other current assets. After ratably allocating the negative goodwill of approximately $11 million to non-current and non-financial assets, the Company recognized an extraordinary gain, net of tax of $2.4 million.
     As required by SFAS 141, the Company determined the fair value of the portion of the net assets acquired as of the date of acquisition, October 1, 2007. In making that determination, the Company used information that was representative of the fair value at that time. However, this is not necessarily indicative of future values which can be influenced by a variety of factors, such as: prevailing market conditions, costs associated with maintaining the value of the assets and any other expenses that may be incurred in order to actually realize that value.

BFC Activities
Liquidity and Capital Resources of BFC
     The following provides cash flow information for the BFC Activities segment (in thousands).

	For the Years Ended December 31,
	2007	2006	2005
Net cash provided by (used in):
Operating activities	$(3,267)	(2,292)	(236)
Investing activities	(31,548)	(1,416)	(9,775)
Financing activities	35,537	(4,922)	34,590

Increase (decrease) in cash and cash equivalents	722	(8,630)	24,579
Cash and cash equivalents at beginning of period	18,176	26,806	2,227

Cash and cash equivalents at end of period	$18,898	18,176	26,806

     The increase in cash flow used in operating activities during 2007 compared to 2006 primarily resulted from higher operating and general administrative expenses, net of revenues received from CCC advisory fees. The operating activities increase in 2006 compared to 2005 was primarily due to proceeds received from notes receivable in 2005 of approximately $1.8 million.
     The increase in cash used in investing activities during 2007 compared to 2006 primarily resulted from BFC’s purchase of an aggregate of 16,602,712 shares of Levitt’s Class A Common Stock in the Rights Offering for approximately $33.2 million. This increase in cash used in investing activities in 2007 was partially offset with cash provided by the proceeds received from the sale of equity securities of approximately $1.3 million and the sale of a real estate investment for approximately $1.0 million. The decrease in cash used in investing activities in 2006 compared to 2005 was primarily due to BFC’s $10.0 million investment in Benihana convertible preferred stock in 2005. Additionally, in 2006, cash was used for joint venture investments in the aggregate amount of approximately $1.8 million.
     The increase in cash flows provided by financing activities in 2007 resulted from net proceeds of approximately $36.2 million from the sale of 11,500,000 shares of the Company’s Class A Common Stock in a public offering, partially offset by the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock of $750,000. In 2006, the decrease in cash flows in financing activities resulted from the payment of approximately $4.2 million of optionees’ minimum withholding tax upon the exercise of stock options and the payment of dividends on the Company’s 5% Cumulative Convertible Preferred Stock of $750,000. BFC accepted shares of Class B Common Stock as consideration for the exercise price of stock options and for the payment of optionees’ minimum withholding taxes related to options exercised. The decrease in cash flows provided by financing activities in 2006 related to net proceeds of approximately $46.2 million from the sale of 5,957,555 shares of the Company’s Class A Common Stock in 2005, partially offset by the repayment of notes payable of approximately $12.0 million and the payment of dividends on the Company’s 5% Convertible Preferred Stock of $750,000.
     As discussed in Note 23 to our consolidated financial statements, the Company anticipates that it will implement a planning strategy beginning in 2008, under which the Company will begin selling shares of BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize expiring net operating loss carryforwards (“NOLs”). The Company intends to repurchase a sufficient number of shares to substantially maintain its ownership of BankAtlantic Bancorp. While the Company does not anticipate any substantial overall change in liquidity as a result of implementing this strategy, there may be some short term fluctuations.
     BFC during most of 2007, maintained a $14.0 million revolving line of credit that was available to be utilized for working capital as needed. The interest rate on this facility was based on LIBOR plus 280 basis points. In September 2007, the loan was extended to a maturity date of December 15, 2007 and pursuant to its terms, the line of credit expired on December 15, 2007.

BFC Activities
     In July 2007, the Company sold 11,500,000 shares of its Class A Common Stock at $3.40 per share pursuant to a registered underwritten public offering. Net proceeds from the sale of the 11,500,000 shares totaled approximately $36.2 million, after underwriting discounts, commissions and offering expenses. The Company used the proceeds of this offering to purchase 16,602,712 shares of Levitt’s Class A Common Stock in the Rights Offering as discussed above in “Levitt’s Rights Offering and Step Acquisition” and for general corporate purposes, including working capital.
     On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its Common Stock at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. The Company plans to fund the share repurchase program primarily through existing cash balances. No shares were repurchased during the year ended December 31, 2007.
     As previously reported, the Company, on January 30, 2007, entered into a definitive merger agreement with Levitt Corporation, pursuant to which Levitt Corporation would have become a wholly-owned subsidiary of the Company. On August 14, 2007, BFC terminated the merger agreement based on its conclusion that the conditions to closing the merger could not be met and that it was in Levitt’s best interest to pursue its Rights Offering.
     BFC expects to meet its short-term liquidity requirements generally through existing cash balances, cash dividends from Benihana, and its existing cash balances. The Company expects to meet its long-term liquidity requirements through the foregoing, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
     The payment of dividends by BankAtlantic Bancorp is subject to declaration by BankAtlantic Bancorp’s Board of Directors and applicable indenture restrictions and loan covenants and will also depend upon, among other things, the results of operations, financial condition and cash requirements of BankAtlantic Bancorp and the ability of BankAtlantic to pay dividends or otherwise advance funds to BankAtlantic Bancorp, which in turn is subject to OTS regulations and is based upon BankAtlantic’s regulatory capital levels and net income. At December 31, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements. The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of BankAtlantic Bancorp, as well as the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp is subject to regulations and OTS approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because, at December 31, 2007, BankAtlantic’s accumulated deficit for the previous two years was $23.7 million, BankAtlantic is now required to file an application to receive approval of the OTS in order to pay dividends to BankAtlantic Bancorp. While the OTS has approved dividends to date, the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to holders of its Common Stock since August 1993. During the year ended December 31, 2007, the Company received approximately $1.7 million in dividends from BankAtlantic Bancorp. However, in December 2007, BankAtlantic Bancorp reduced its quarterly dividend to $0.005 from $0.038 per share on its Class A and Class B Common Stock, which reduced the Company’s cash flow from dividends from BankAtlantic Bancorp. Based on BankAtlantic Bancorp’s current quarterly dividend payment of $0.005 per share, the Company’s dividend from BankAtlantic Bancorp is approximately $69,000 per quarter.
     Levitt began paying quarterly dividends to its shareholders in July 2004 and continued paying such dividends of $0.02 per share on its Class A and Class B Common Stock through the first quarter of 2007. The Company received approximately $66,000 during the three months ended March 31, 2007. Levitt has not paid any dividends since the first quarter of 2007, and the Company does not anticipate that it will be receiving additional dividends from Levitt for the foreseeable future. Future dividends are subject to approval by Levitt’s Board of Directors and will depend upon, among other factors, Levitt’s results of operations and financial condition.
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5%

BFC Activities
or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter. If the Company were to convert its investment in Benihana, it would represent 1,578,943 shares of Benihana’s Common Stock, and would represent an approximately 18% voting interest and an approximately 9.4% economic interest in Benihana. At December 31, 2007, the aggregate market value of such shares would have been $19.9 million.
     In 2005, BFC entered into guarantee agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. A wholly-owned subsidiary of CCC has a one percent general partner interest in a limited partnership that in turn has a 15 percent interest in each of the limited liability companies. Pursuant to the guarantee agreements, BFC has guaranteed certain environmental indemnities and specific obligations on two non-recourse loans that are not related to the financial performance of the assets. BFC’s maximum exposure under the guarantee agreements is estimated to be approximately $21.1 million, the full amount of the indebtedness. Based on the assets securing the indebtedness and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under the guarantee. Although it is the general partner of the limited partnership, the wholly-owned subsidiary of CCC does not have control and does not have the ability to make major decisions without the consent of other partners and members.
     A subsidiary of CCC has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida and in connection with the purchase of such office building, CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 36.6% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property. Based on the value of the limited partnership assets securing the indebtedness, CCC does not believe that any payment will be required under the guarantee. CCC also separately guaranteed (on a joint and several basis with the managing general partner) the payment of certain environmental indemnities and limited specific obligations of the partnership that are not related to the financial performance of the property.
     A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party formed a limited liability company to purchase two commercial properties in Hillsborough County, Florida. CCC East Tampa has a 10% interest in the limited liability company and is the managing member with an initial contribution of approximately $765,500, and the unaffiliated member has a 90% interest in the limited liability company having contributed approximately $6,889,500. In November of 2006, the limited liability company purchased commercial properties for an aggregate purchase price of $29.8 million, and, in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 21.3% of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, the indemnification from the unaffiliated member and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under guarantee. Although CCC East Tampa is the managing member of the limited liability company, it does not have the ability to make major decisions without the consent of the unaffiliated member. At December 31, 2007, the CCC East Tampa investment of approximately $802,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
In June 2007, a wholly-owned subsidiary of CCC (“CCC East Kennedy”), entered into an agreement with an unaffiliated third party, pursuant to which Cypress Creek Capital/Tampa, Ltd. (“CCC/Tampa”) was formed. CCC East Kennedy has a 50% general partner ownership interest and the unaffiliated third party has a 50% limited partner interest in CCC/Tampa. The purpose of CCC/Tampa was to acquire a 10% investment in a limited liability company that owns and operates an office building located in Tampa, Florida. CCC/Tampa has a 10% interest in the limited liability company with an initial contribution of $1.2 million and the unaffiliated members have a 90% interest having contributed approximately $10.4 million. The limited liability company purchased the office building in June 2007 for an aggregate purchase price of $48.0 million, and, in connection with the purchase, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or

BFC Activities
involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. Based on the assets securing the indebtedness, the indemnification from the unaffiliated members and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under the guarantee. Although CCC East Kennedy is the general partner of CCC/Tampa, which is the managing member of the limited liability company, it does not have control and does not have the ability to make major decisions without the consent of the other partners and members. At December 31, 2007, the CCC East Kennedy investment of approximately $550,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
     On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid dividends on the 5% Cumulative Convertible Preferred Stock of $187,500 on a quarterly basis. During the year ended December 31, 2007, the Company paid $750,000 in dividends to the investor group.

Financial Services
Financial Services
     The Financial Services segment of BFC consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
Introduction
     BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2007, we had total consolidated assets of approximately $6.4 billion, deposits of approximately $4.0 billion and shareholders’ equity of approximately $459 million. We operate through two primary business segments: BankAtlantic and the Parent Company.
     On February 28, 2007 the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s Consolidated Financial Statements.
Consolidated Results of Operations
     Income from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
BankAtlantic	$(19,440)	$36,322	$55,820
Parent Co.	(10,572)	(9,443)	(13,294)

Net (loss) income	$(30,012)	$26,879	$42,526

     The significant decline in BankAtlantic’s earnings during 2007 reflects $70.8 million of provisions for loan losses and $20.9 million of restructuring charges and long-lived asset impairments. The allowance for loan losses during 2007 was significantly increased in response to the rapid deterioration in the Florida residential real estate market and the associated rapid and substantial increase in non-performing loans and classified assets. Restructuring charges of $5.8 million relate to management’s decision to slow BankAtlantic’s retail network expansion and consolidate its call center operations. This restructuring includes selling its Orlando stores, selling properties and terminating or subleasing properties under executed lease contracts entered into for store expansion. BankAtlantic also incurred $2.5 million of restructuring charges associated with its March 2007 workforce reduction and impairment write-downs of $12.5 million in connection with a real estate development owned by the bank and a real estate owned property. Other factors contributing to the 2007 loss were net interest margin compression and costs associated with opening new stores. BankAtlantic’s 2007 net interest income declined by $20.1 million from 2006 reflecting an increase in its cost of funds due to growth in higher cost deposit products and lower yields on earning assets due to a change in the mix of loan products and increased nonperforming assets. BankAtlantic opened 15 new stores during 2007 and 13 new stores during 2006. The opening and operating costs of these new stores exceeded revenues of these stores during the 2007 periods which had a negative impact on earnings. BankAtlantic’s results during 2007 compared to the same 2006 period were favorably impacted by lower advertising costs of $15.0 million and higher retail banking service fees of $13.6 million. During the fourth quarter of 2006, management decided to reduce advertising expenditures in response to reduced deposit growth. The additional service fees primarily resulted from higher overdraft, interchange and surcharge income from increased volume of customer transactions.

Financial Services (Continued)
     The higher Parent Company net loss during 2007 compared to 2006 resulted from a $3.3 million other-than-temporary impairment charge associated with a private limited partnership and higher net interest expense due to the issuance of $30.9 million of junior subordinated debentures. The Parent Company did not recognize impairment charges during the year ended December 31, 2006. Parent Company segment operations were favorably impacted by a significant reduction of performance based bonuses during 2007 compared to 2006 due to a decline in the Company’s operating results for the year ended December 31, 2007.
     The decline in income from continuing operations during 2006 compared to 2005 was primarily due to lower earnings at BankAtlantic primarily as a result of a substantial increase in BankAtlantic’s non-interest expense, an $8.6 million provision for loan losses during 2006 compared to a negative provision for loan losses of ($6.6) million during 2005 and a decline in net interest income. The above declines in BankAtlantic’s 2006 segment net income were partially offset by an increase in non-interest income associated with higher revenue from customer service charges and transaction fees linked to growth in deposit accounts.
     The increase in BankAtlantic’s non-interest expense during 2006 compared to 2005 resulted from BankAtlantic’s growth initiatives and store expansion program as well as BankAtlantic’s “Florida’s Most Convenient Bank” program. These initiatives resulted in a substantial increase in compensation, occupancy and advertising costs.
     The Parent Company segment experienced lower losses during 2006 compared to 2005 as a result of gains realized on the sale of equity securities from managed funds. These securities’ gains were partially offset by an increase in interest expense on borrowings based on higher interest rates during 2006 compared to 2005.
     Results from discontinued operations relating to the Ryan Beck segment was income of $7.8 million during 2007 compared to a loss of $11.5 million during 2006 and earnings of $16.7 million during 2005. Ryan Beck’s 2007 income reflects a $16.4 million gain from the sale of Ryan Beck to Stifel partially offset by an $8.6 million loss from operations during the two months ended February 28, 2007, the closing date of the sale to Stifel. Ryan Beck’s 2006 loss resulted from declining retail brokerage revenues and a significant slow-down in investment banking activities. Ryan Beck’s 2005 earnings primarily resulted from investment banking revenues and sales credits directly related to large investment banking transactions.
BankAtlantic Results of Operations
Summary
     The following events over the past five years have had a significant impact on BankAtlantic’s business strategies and results of operations:
     In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” imitative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts). Since inception of this campaign, BankAtlantic has increased core deposit balances 284% from $600 million at December 31, 2001 to approximately $2.3 billion at December 31, 2007. These core deposits represented 58% of BankAtlantic’s total deposits at December 31, 2007, compared to 26% of total deposits at December 31, 2001. The growth in these core deposits was a significant reason for the improvement in BankAtlantic’s non-interest income. BankAtlantic’s non-interest income was $144.4 million during 2007 compared to $100.1 million during 2005.
     In 2004, BankAtlantic announced its de novo store expansion strategy and had opened 32 stores as of December 31, 2007 in connection with this strategy. BankAtlantic’s non-interest expenses substantially increased as a result of this strategy reflecting the hiring of additional personnel, increased marketing to support new stores, increased leasing and operating costs for the new stores and expenditures for back-office technologies to support a larger institution.
     During the fourth quarter of 2005 the growth in core deposits slowed reflecting rising short-term interest rates and increased competition among financial institutions. In response to these market conditions BankAtlantic

Financial Services (Continued)
significantly increased its marketing expenditures and continued its new store expansion program in an effort to sustain core deposit growth. The number of new core deposit accounts opened increased from 226,000 during 2005 to 270,000 during 2006 but core deposit balances only grew to $2.2 billion at December 31, 2006 from $2.1 billion at December 31, 2005. In response to adverse economic conditions and the slowed deposit growth, BankAtlantic significantly reduced its marketing expenditures beginning during the fourth quarter of 2006 in an effort to reduce its non-interest expenses. In spite of the reduced marketing expenditures BankAtlantic opened 257,000 new core deposit accounts during the year ended December 31, 2007.
     During 2007, the real estate markets deteriorated rapidly throughout the United States, and particularly in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated. In response to these market conditions, BankAtlantic established a significant allowance for loan losses for commercial loans collateralized by residential real estate property and to a lesser extent home equity consumer loans. BankAtlantic also continues to review its underwriting criteria and is closely monitoring real estate loans held in its loan portfolio. As a result of the current market trends, BankAtlantic has shifted its loan origination focus to the origination of small business loans and commercial loans collateralized by income producing properties.
     During the fourth quarter of 2007, management decided to slow BankAtlantic’s retail network expansion and consolidate certain back-office facilities in order to reduce the growth of non-interest expenses. Management expects to continue BankAtlantic’s retail network expansion when economic and market conditions improve.
     The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005

Net interest income	$199,510	219,605	221,075	(20,095)	(1,470)
(Provision for) recovery from loan losses	(70,842)	(8,574)	6,615	(62,268)	(15,189)

Net income after provision for loan losses	128,668	211,031	227,690	(82,363)	(16,659)
Non-interest income	144,412	131,844	100,060	12,568	31,784
Non-interest expense	(313,898)	(293,448)	(241,092)	(20,450)	(52,356)

BankAtlantic (loss) income before income taxes	(40,818)	49,427	86,658	(90,245)	(37,231)
Benefit (provision) for income taxes	21,378	(13,105)	(30,838)	34,483	17,733

BankAtlantic net (loss) contribution	$(19,440)	36,322	55,820	(55,762)	(19,498)

Financial Services (Continued)
BankAtlantic’s Net Interest Income
The following table summarizes net interest income:

	For the Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars are in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$2,209,832	120,768	5.47%	$2,099,664	109,103	5.20%	$2,177,432	106,992	4.91%
Commercial real estate	1,367,095	108,931	7.97	1,530,282	128,420	8.39	1,828,557	130,379	7.13
Consumer	650,764	47,625	7.32	558,769	41,997	7.52	514,822	31,348	6.09
Commercial business	142,455	12,720	8.93	140,465	12,452	8.86	94,420	7,455	7.90
Small business	298,774	23,954	8.02	259,816	20,988	8.08	211,371	16,520	7.82

Total loans	4,668,920	313,998	6.73	4,588,996	312,960	6.82	4,826,602	292,694	6.06

Tax exempt securities (c)	328,583	19,272	5.87	396,539	23,162	5.84	368,807	21,391	5.80
Taxable investment securities (b)	689,263	42,849	6.22	618,913	36,912	5.96	698,279	37,184	5.33
Federal funds sold	3,638	195	5.36	1,824	22	1.21	4,275	17	0.40

Total investment securities	1,021,484	62,316	6.10	1,017,276	60,096	5.91	1,071,361	58,592	5.47

Total interest earning assets	5,690,404	376,314	6.61%	5,606,272	373,056	6.65%	5,897,963	351,286	5.96%

Total non-interest earning assets	510,173			448,296			389,186

Total assets	$6,200,577			$6,054,568			$6,287,149

Interest bearing liabilities
Deposits:
Savings	$584,542	12,559	2.15%	$369,504	2,936	0.79%	$298,867	909	0.30%
NOW, money funds and checking	1,450,960	26,031	1.79	1,502,058	20,413	1.36	1,582,182	16,593	1.05
Certificate accounts	992,043	45,886	4.63	868,777	35,610	4.10	784,525	22,582	2.88

Total interest bearing deposits	3,027,545	84,476	2.79	2,740,339	58,959	2.15	2,665,574	40,084	1.50

Securities sold under agreements to repurchase and federal funds purchased	194,222	9,829	5.06	304,635	15,309	5.03	314,782	9,760	3.10
Advances from FHLB	1,379,106	73,256	5.31	1,265,772	66,492	5.25	1,538,852	62,175	4.04
Subordinated debentures and notes payable	28,946	2,498	8.63	66,287	5,513	8.32	191,050	12,584	6.59

Total interest bearing liabilities	4,629,819	170,059	3.67	4,377,033	146,273	3.34	4,710,258	124,603	2.65

Non-interest bearing liabilities
Demand deposit and escrow accounts	946,356			1,056,254			979,075
Other liabilities	55,683			61,392			53,150

Total non-interest bearing liabilities	1,002,039			1,117,646			1,032,225

Stockholders’ equity	568,719			559,889			544,666

Total liabilities and stockholders’ equity	$6,200,577			$6,054,568			$6,287,149

Net interest income/net interest spread		206,255	2.94%		226,783	3.31%		226,683	3.31%

Tax equivalent adjustment		(6,745)			(8,107)			(7,487)
Capitalized interest from real estate operations		—			929			1,879

Net interest income		199,510			219,605			221,075

Margin
Interest income/interest earning assets			6.61%			6.65%			5.96%
Interest expense/interest earning assets			2.99			2.61			2.11

Tax equivalent net interest margin			3.62%			4.04%			3.85%

(a)	Includes non-accruing loans

(b)	Average balances were based on amortized cost.

(c)	The tax equivalent basis is computed using a 35% tax rate.
For the Year Ended December 31, 2007 Compared to the Same 2006 Period
     The decrease in tax equivalent net interest income primarily resulted from a 42 basis point decline in the net interest margin and secondarily from higher interest-bearing liabilities partially offset by a slight increase in interest-earning assets.
     The significant decline in tax equivalent net interest margin reflects slowed core deposit growth, higher rates on deposit accounts and wholesale borrowings as well as lower loan yields during 2007 compared with 2006.
     The increase in deposit rates primarily resulted from competition in our markets for deposits which affected both our deposit pricing and deposit mix. Our deposit mix shifted unfavorably from lower cost demand and checking accounts to higher rate deposit products, and we experienced a gradual increase in certificate of deposit and money market rates resulting from the increasingly competitive markets. The balance of high yield savings and NOW accounts was $345.3 million at December 31, 2007 compared to $174.3 million at December 31. 2006.

Financial Services (Continued)
Additionally, the balances of public funds increased from $62.9 million at December 31, 2006 to $323.9 million at December 31, 2007. Public fund deposits generally have higher rates than retail deposits.
     Rates on wholesale borrowings during 2007 were higher than 2006 reflecting an inverted yield curve during the majority of 2007 and elevated federal funds borrowing rates during the third quarter of 2007 associated with the effect that the sub-prime liquidity crisis had on capital markets and interest rates. The Federal Reserve began reducing short term interest rates in September 2007 resulting in lower wholesale borrowings costs during the fourth quarter of 2007 compared to the same 2006 period.
     The decline in loan yields reflects a change in the loan product mix to lower yielding residential loans from higher yielding commercial real estate loans as well as a significant increase in non-accrual commercial real estate loans. Non-accrual commercial loans increased to $165.8 million at December 31, 2007 from zero at December 31, 2006. Additionally, yields on consumer and small business loans were lower during the 2007 period primarily resulting from more recent originations at lower yields than the average yields of the portfolio.
     BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to retail banking customers. These increases in average loan balances were partially offset by declines in average commercial real estate loan balances primarily resulting from lower loan originations due to the down-turn in the Florida real estate market. In response to the current economic environment BankAtlantic continues to review its underwriting criteria and anticipates lower growth in its home equity and commercial residential construction loan portfolios in subsequent periods.
     Management believes the recent 125 basis point decline in the federal funds rate in January 2008 may have a favorable impact on BankAtlantic’s net interest margin; however, the market trends noted above, increased competition among financial institutions in our markets and general economic conditions could offset any declines in wholesale borrowing rates.
For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     Tax equivalent net interest income remained at the 2005 amount. The additional net interest income from higher yields on earning assets and lower volume on interest-bearing liabilities was offset by higher rates on interest-bearing liabilities and lower interest earning assets. The net interest margin improved by 19 basis points resulting in part from growth in non-interest bearing deposit accounts.
     BankAtlantic’s average interest earning asset balances declined as a result of lower investment securities, and lower residential and commercial real estate loan average balances. The decline in residential loan and investment securities average balances reflects a decision by management to not replace principal pay-downs on these loans and securities in response to a flat interest rate yield curve environment. The average balance declines were partially offset by higher consumer, commercial business and small business loan average balances relating to the origination of loans to retail and small business customers.
     The net interest spread was 3.31% during 2006 and 2005. Average interest-bearing deposits, which have lower rates than other borrowings, increased from 57% of total average interest-bearing liabilities during 2005 to 63% of total average interest-bearing liabilities during 2006. The increase in deposit balances mitigated the impact of increased rates on interest-bearing liabilities. As a result, the increase in yields on earning assets generally matched the increase in rates on interest-bearing liabilities. Commencing in the latter half of 2005, BankAtlantic used its growth in deposits to reduce borrowings in response to the flat yield curve environment. Average core deposit balances increased from $2.0 billion during 2005 to $2.2 billion during 2006. As a consequence of the growth in core deposits, BankAtlantic’s tax equivalent net interest income remained at 2005 amounts despite an unfavorable interest rate environment which began during the latter half of 2005.
     Capitalized interest represents interest capitalized on qualifying assets associated with a real estate development acquired as part of a 2002 financial institution acquisition.

Financial Services (Continued)
     The following table summarizes the changes in tax equivalent net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
	Compared to Year Ended			Compared to Year Ended
	December 31, 2006			December 31, 2005
	Volume (a)	Rate	Total	Volume (a)	Rate	Total

Increase (decrease) due to:

Loans	$5,375	(4,337)	1,038	(16,204)	36,470	20,266
Tax exempt securities	(3,986)	96	(3,890)	1,620	151	1,771
Taxable investment securities (b)	4,373	1,564	5,937	(4,733)	4,461	(272)
Federal funds sold	97	76	173	(30)	35	5

Total earning assets	5,859	(2,601)	3,258	(19,347)	41,117	21,770

Deposits:
Savings	4,620	5,003	9,623	561	1,466	2,027
NOW, money funds, and checking	(917)	6,535	5,618	(1,089)	4,909	3,820
Certificate accounts	5,702	4,574	10,276	3,453	9,575	13,028

Total deposits	9,405	16,112	25,517	2,925	15,950	18,875

Securities sold under agreements to repurchase	(5,588)	108	(5,480)	(510)	6,059	5,549
Advances from FHLB	6,020	744	6,764	(14,345)	18,662	4,317
Subordinated debentures	(3,222)	207	(3,015)	(10,376)	3,305	(7,071)

	(2,790)	1,059	(1,731)	(25,231)	28,026	2,795

Total interest bearing liabilities	6,615	17,171	23,786	(22,306)	43,976	21,670

Change in tax equivalent interest income	$(756)	(19,772)	(20,528)	2,959	(2,859)	100

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.
     BankAtlantic experienced increases in both interest-earning assets and interest-bearing liabilities during 2007. The higher interest-earnings assets increased the tax equivalent interest income by $5.9 million which was more than offset by the increase in interest-bearing liabilities which increased interest expense by $6.6 million. The decrease in interest-earning asset yields reduced interest income by $2.6 million while the higher rates on interest-bearing liabilities increased interest expense by $17.2 million. As discussed above, the lower loan yields primarily reflect a change in the mix of loans from higher yielding loan products to lower yielding residential loans and the increase in deposit and borrowing rates were primarily due to competitive pricing in our markets, a change in the mix of deposits and higher short term borrowing rates during 2007 compared to 2006. The combination of increased cost of funds due to external factors and lower yields on interest-earnings assets due to declining average balances on higher yielding loan products had a significant unfavorable effect on our net interest income.
     BankAtlantic experienced declines in both interest-earning assets and interest-bearing liabilities during 2006 compared to the same 2005 period. The decline in interest-earnings assets reduced tax equivalent interest income by $19.3 million and the decline in interest-bearing liabilities reduced interest expense by $20.9 million. The increase in interest-earning asset yields increased interest income by $41.1 million while the higher rates on interest-bearing liabilities increased interest expense by $42.5 million. From January 1, 2005 through December 31, 2006, the prime interest rate increased from 5.25% to 8.25%. This increase favorably impacted the yields on earning assets, but the increase was offset by higher rates on short term borrowings, certificate accounts, money market deposits, LIBOR-based FHLB advances and long term debt. As a consequence, BankAtlantic’s interest rate spread has remained at the 2005 percentage.

Financial Services (Continued)
     BankAtlantic’s Allowance for Loan Losses
     Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Balance, beginning of period	$43,602	41,192	46,010	45,595	48,022
Charge-offs:
Commercial business	—	—	—	—	(2,394)
Commercial real estate	(12,562)	(7,000)	—	(645)	—
Small business	(2,554)	(951)	(764)	(238)	(771)
Consumer — home equity	(7,065)	(681)	(259)	(585)	(1,563)
Residential real estate	(461)	(239)	(453)	(582)	(681)

Continuing loan products	(22,642)	(8,871)	(1,476)	(2,050)	(5,409)
Discontinued loan products	—	(34)	(1,218)	(2,026)	(6,314)

Total charge-offs	(22,642)	(8,905)	(2,694)	(4,076)	(11,723)

Recoveries:
Commercial business	96	291	18	536	95
Commercial real estate	304	419	1,471	4,052	3
Small business	417	566	899	418	559
Consumer — home equity	578	536	401	370	622
Residential real estate loans	15	348	65	486	726

Continuing loan products	1,410	2,160	2,854	5,862	2,005
Discontinued loan products	808	581	1,637	3,738	8,572

Total recoveries	2,218	2,741	4,491	9,600	10,577

Net (charge-offs) recoveries	(20,424)	(6,164)	1,797	5,524	(1,146)
Provision for (recovery from) loan losses	70,842	8,574	(6,615)	(5,109)	(547)
Adjustments to acquired loan losses	—	—	—	—	(734)

Balance, end of period	$94,020	43,602	41,192	46,010	45,595

     The significant increase in the provision for loan losses during 2007 primarily resulted from the rapid deterioration in the Florida real estate market and the associated rapid increase in non-performing loans. The $70.8 million provision for loan losses for the year ended December 31, 2007 includes certain specific reserves associated with 10 commercial development loans placed on non-accrual during the year ended December 31, 2007, established by estimating the fair value of the collateral less costs to sell. The remaining increase in the provision for loan losses during 2007 primarily resulted from an increase in the allowance for loan losses associated with the commercial residential development loan portfolio and to a lesser extent the consumer home equity loan portfolio. These increases were for estimated losses we believe to be inherent in the loan portfolio as of December 31, 2007 that have not yet been confirmed or specifically identified.
     The increase in the commercial residential development loan portfolio allowance was primarily based on the deterioration of economic conditions in the Florida residential real estate market. During 2007, home sales and median home prices declined substantially on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the summer of 2007. The housing industry is experiencing what many consider to be its worst downturn in 16 years and market conditions have continued to worsen throughout 2007 and into 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over- supply of housing inventory, and increased foreclosure rates. Additionally, certain national and regional home builders have sought or indicated that they may seek bankruptcy protection. In addition to our significant increase in non-performing and classified loans, we experienced $12.6 million of charge-offs related to three commercial residential development loans that we wrote-down to estimated fair value of the collateral less costs to sell.

Financial Services (Continued)
          The consumer loan portfolio allowance for loan losses increased by 23% at December 31, 2007 compared to December 31, 2006 based on unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007. The recent decline in residential real estate prices and residential home sales in markets where many of the homes securing our home equity loans are located, subjects us to potentially higher charge-off amounts compared to historical trends. Management believes that these factors as well as the deteriorating economic conditions in Florida and the difficulty of homeowners to refinance their mortgage debt resulted in increased losses inherent in our home equity loan portfolio.
          Market conditions may result in BankAtlantic’s commercial real estate loan borrowers having difficulty selling lots for an extended period. Also market conditions may result in BankAtlantic’s home equity consumer loan customers being unable to sell or refinance their homes. These current market conditions would be expected to result in an increase in loan delinquencies and non-accrual loan balances.  A prolonged decline in the residential real estate market and collateral values will likely result in increased credit losses in these loan portfolios.
          The provision for loan losses during the year ended December 31, 2006 primarily resulted from increases in the allowance for commercial real estate loans and a $7.0 million charge-off on one land development loan upon which BankAtlantic took possession of the real estate securing the loan during the fourth quarter of 2006. The qualitative component of the allowance for commercial real estate losses was increased during 2006 due to deteriorating economic conditions in the residential real estate market throughout 2006 and the concentration of land development loans in BankAtlantic’s loan portfolio.
          During 2005, our provision was a recovery due to decreased reserves associated with the commercial loan portfolio reflecting lower loan balances and a payoff of a large hotel loan. Loans to borrowers in the hospitality industry were allocated higher general reserves than other categories of loans in the portfolio. We also experienced a reduction in our classified loans during 2005.
          During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) We experienced net recoveries from discontinued loan products for each of the years in the five year period ended December 31, 2007. These discontinued loan products resulted in significant losses in periods prior to 2003. As a result of this experience we changed our credit policies to focus our loan production on collateral based loans.

Financial Services (Continued)
          The table below presents the allocation of the allowance for loan losses by various loan classifications (“Allowance for Loan Losses”), the percent of allowance to each loan category (“ALL to gross loans percent”) and the percentage of loans in each category to gross loans (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	December 31, 2007			December 31, 2006			December 31, 2005
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial business	$2,668	2.04%	2.65%	$2,359	1.50%	3.07%	$1,988	2.30%	1.63%
Commercial real estate	72,948	4.51	32.78	24,632	1.28	37.54	17,984	0.75	45.20
Small business	4,576	1.44	6.43	4,495	1.58	5.57	2,640	1.12	4.43
Residential real estate	4,177	0.19	43.82	4,242	0.20	42.33	2,592	0.13	38.53
Consumer – home equity	9,651	1.37	14.32	7,874	1.34	11.49	6,354	1.17	10.19
Discontinued loan products	—	—	—	—	—	—	156	12.92	0.02

Total assigned	94,020			43,602			31,714
Unassigned	—	N/A	N/A	—	N/A	N/A	9,478	N/A	N/A

	$94,020	1.90		$43,602	0.85	100.00	$41,192	0.78	100.00

	December 31, 2004			December 31, 2003
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial business	$2,507	2.94%	1.59%	$1,715	2.15%	1.81%
Commercial real estate	23,345	0.92	47.28	24,005	0.99	55.12
Small business	2,403	1.26	3.55	2,300	1.44	3.63
Residential real estate	2,565	0.12	38.57	2,111	0.16	30.56
Consumer — direct	4,281	0.90	8.86	3,900	1.10	8.07
Discontinued loan products	1,431	17.27	0.15	4,553	12.81	0.81

Total assigned	36,532			38,584
Unassigned	9,478	N/A	N/A	7,011	N/A	N/A

	$46,010	0.86	100.00	$45,595	1.04	100.00

          The allowance for loan losses has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (i) Delinquency and charge-off levels and trends; (ii) Problem loans and non-accrual levels and trends; (iii) Lending policy and underwriting procedures; (iv) Lending management and staff; (v) Nature and volume of portfolio; (vi) Economic and business conditions; (vii) Concentration of credit; (viii) Quality of loan review system; and (ix) External factors. The unassigned component that was part of the Company’s allowance for loan losses in periods prior to January 1, 2006, was incorporated into the qualitative components of loans by loan category during 2006. In prior periods the unassigned component was calculated based on the entire loan portfolio considering the above qualitative factors. At January 1, 2006, since the qualitative component was performed for each loan category, the prior period unassigned component was allocated to the respective loan categories.

Financial Services (Continued)
          The unassigned allowance was transferred to the following loan categories as of January 1, 2006 (in thousands):

Amount
Commercial business	$264
Commercial real estate	5,285
Small business	1,566
Residential real estate	1,262
Consumer	1,101

$9,478

          The unassigned allowance increased to $9.5 million at December 31, 2004 from $7.0 million at December 31, 2003 and remained at the prior year level at December 31, 2005. The major factors contributing to the increase in our unassigned allowance for loan losses during 2004 were the expanded geographical area in Florida in which we originated commercial real estate loans, and the growth in our consumer and purchased residential loan portfolios. We opened commercial loan offices in Orlando and Jacksonville, Florida. The loans originated outside our primary markets had the potential to have substantially different loss experiences than loans secured by collateral in South Florida. During 2004, we also modified our underwriting policies to allow for higher loan-to-value ratios based on Beacon scores for home equity loans (these loan to value underwriting adjustments were subsequently reduced in 2007 and during the first quarter of 2008.) During 2005, the unassigned portion of the allowance remained at the prior period amount as there were no significant changes in lending policies or geographical concentration of credit risk.
          Commercial real estate loans account for a large portion of the allowance for loan losses for each of the years in the five year period ended December 31, 2007. The commercial real estate loan allowance from December 31, 2003 through December 2004 primarily reflected portfolio growth in high balance loans and additional reserves associated with loans to borrowers in the hospitality and time-share industries. These industries were designated as having a higher credit risk than existing loans in our portfolio. The decline in the allowance for commercial real estate loans at December 31, 2005 was associated with repayments of loans in the hospitality industry, lower classified loan balances and a decline in portfolio balances. The increase in the allowance for commercial real estate loans during 2006 was associated with adverse economic conditions in the real estate industry. The substantial increase in the commercial real estate allowance for loan losses during 2007 resulted in large part from a rapid deterioration in the Florida residential real estate market and relates primarily to three categories of loans in our commercial residential development loan portfolio that we believe have significant exposure to the declines in the Florida residential real estate market. The loan balance in these categories aggregated $503.1 million at December 31, 2007. These categories are as follows:
          The “builder land bank loan” category consists of 12 loans and totaled $149.6 million at December 31, 2007. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders.  These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options.  If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category.  Six loans in this category totaling $86.5 million were on non-accrual at December 31, 2007. These loans were placed on non-accrual generally due to the cancellation of the option agreement by the builder or the borrower’s renegotiation of the option contract with the builder. Generally, the builder option holders have agreements to support the debt service and the operating expenses of these real estate projects and the borrowers alone may not have the financial strength to repay the loan.
          The “land acquisition and development loan” category consists of 34 loans and aggregated $202.2 million at December 31, 2007. This category generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders.  These loans were generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Two loans in this category totaling $7.3 million were on non-accrual at December 31, 2007. These

Financial Services (Continued)
loans were placed on non-accrual due to substantially slowed project sales or delays in obtaining property entitlements to proceed with the development.
          The “land acquisition, development and construction loan” category consists of 29 loans and aggregated $151.3 million at December 31, 2007. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property.  These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and may be secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time.  Seven loans in this category totaling $57.2 million were on non-accrual at December 31, 2007.
          The allowance for consumer loans has increased for each of the years in the five year period ended December 31, 2007. This increase is largely associated with the growth in outstanding home equity loans throughout the period and the change in policy to originate higher loan-to-value ratio loans based on Beacon scores during 2004. The 2007 increase in the allowance also reflects an increase in estimated inherent losses in the loan portfolio associated with the current economic environment, declines in home prices in the markets where most of the collateral is located, elevated charge-offs and delinquency trends.
          The decrease in the residential loan allowance during 2007 compared to 2006 reflects a lower quantitative component of the allowance as the 3 year historical charge-off experience improved from prior periods. The decline in the quantitative component of the allowance was partially offset by an increase in the qualitative component of the allowance associated with the current weakness in the housing market and delinquency trends.
          The change in the percentage of allowance for loan losses to total gross loans during the three year period ended December 31, 2007 primarily reflects changes in classified assets, and qualitative allowance adjustments in response to weakness in real estate markets. The adjustments were primarily in the commercial real estate and to a lesser extent in the consumer loan categories.

Financial Services (Continued)
          BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
	2007	2006	2005	2004	2003

NONPERFORMING ASSETS
Tax certificates	$2,094	632	388	381	894
Residential	8,678	2,629	5,981	5,538	9,777
Commercial (2)	165,818	—	340	1,067	77
Small business	877	244	9	88	155
Consumer	3,218	1,563	471	1,210	794

Total non-accrual assets	180,685	5,068	7,189	8,284	11,697

Residential real estate owned	413	617	86	309	1,474
Commercial real estate owned	16,763	21,130	881	383	948
Consumer	40	—	—	—	—

Total repossessed assets	17,216	21,747	967	692	2,422

Total nonperforming assets	$197,901	26,815	8,156	8,976	14,119

Total nonperforming assets as a percentage of:
Total assets	3.21	0.43	0.13	0.15	0.31

Loans, tax certificates and real estate owned	4.10	0.55	0.17	0.19	0.36

TOTAL ASSETS	$6,161,962	6,187,122	6,109,330	6,044,988	4,566,850

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$4,823,825	4,903,961	4,830,268	4,771,682	3,872,473

Allowance for loan losses	$94,020	43,602	41,192	46,010	45,595

Tax certificates	$191,690	199,090	166,697	170,028	193,776

Allowance for tax certificate losses	$3,289	3,699	3,271	3,297	2,870

OTHER POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (1)	$—	—	—	—	135
Performing impaired loans	—	163	193	320	180
Restructured loans (2)	2,488	—	77	24	1,387

TOTAL POTENTIAL PROBLEM LOANS	$2,488	163	270	344	1,702

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement.

(2)	$114.0 million of impaired loans had specific reserves of $17.8 million and specific reserves were determined not to be required on the remaining impaired loans.
          Non-performing assets substantially increased at December 2007 compared to the four prior year periods reflecting significant increases in non-accrual assets partially offset by lower repossessed asset balances during 2007 compared to 2006. The decline in real estate owned primarily resulted from a $7.2 million write-down associated with a real estate development repossessed during the fourth quarter of 2006. The write-down was based on declining real estate values and absorption rates in the area where the property is located.
          The substantial increase in non-accrual assets at December 31, 2007 compared to the four prior year periods primarily resulted from placing 14 commercial residential development loans totaling $151.0 million on non-accrual during the year ended December 31, 2007. All of these loans are considered to be in the high exposure loan categories discussed above. The remainder of the increase in commercial non-accrual loans consisted of a $4.6

Financial Services (Continued)
million commercial non-residential development loan and two commercial business loans totaling $10.2 million. Consumer home equity and residential non-accrual loan balances also increased compared to prior periods. Delinquencies in the consumer loan portfolio at December 31, 2007, including non-accrual loans, were 1.48% of the unpaid principal balance compared to 0.61% at December 31, 2006. At origination, these loans had average loan-to-values, inclusive of first mortgages, of 67%, and Beacon scores on average of 706.
          During 2007, BankAtlantic experienced higher delinquencies and non-accrual loan trends in its purchased residential loan portfolio. Management believes that these trends reflect the declines in the residential real estate market nationally and associated extended time-frames required to sell homes. The average FICO score in this portfolio was 741 and the average original loan-to-value of the portfolio was 67% at the time of origination. Further, this portfolio does not include negative amortizing or sub-prime loans. Delinquencies in the residential portfolio at December 31, 2007, including non-accrual loans, were 0.77% of unpaid principal balances compared to 0.32% at December 31, 2006.
          In addition to the non-accrual commercial loans listed on the above table, subsequent to December 31, 2007, management has identified certain commercial residential development loans which were performing at December 31, 2007 but where management believes that the borrowers may not in the future be in a position to meet their obligations under the parties’ loan agreements. As such, these loans, and other loans as they are identified by management, may be included as non-performing assets in the above table in subsequent periods.
          As discussed in Item 1A. Risk Factors and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a slowdown in the economy in general, we may experience further deterioration in our loan portfolio. As a consequence, if these conditions do not improve, or if the residential real estate market declines further or if commercial non-residential real estate markets decline, we will likely continue to experience an increasing trend of non-performing assets.
          Tax certificate non-accrual balances at December 31, 2007 were higher than historical trends primarily due to bulk purchases of certificates outside the State of Florida. In a bulk purchase transaction, BankAtlantic and other entities bid on the entire tax certificate offering of a municipality resulting in the successful bidder owning all certificates offered by the municipality.
          During the year ended December 31, 2007, BankAtlantic modified the terms of commercial business loans associated with one borrowing relationship in a troubled debt restructuring. The original terms were modified to reduce the monthly cash payments in order to lessen the near term cash requirements of the borrowers’ obligations. BankAtlantic currently expects to collect all principal and interest on these loans based on the modified loan terms.

Financial Services (Continued)
BankAtlantic’s Non- Interest Income
          The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	December 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005

Service charges on deposits	$102,639	90,472	61,956	12,167	28,516
Other service charges and fees	28,950	27,542	23,347	1,408	4,195
Securities activities, net	2,307	657	117	1,650	540
Income (loss) from real estate operations	538	(982)	4,480	1,520	(5,462)
Income from unconsolidated subsidiaries	1,219	33	—	1,186	33
Gains associated with debt redemption	—	1,528	—	(1,528)	1,528
(Losses) gains on dispositions of office properties and equipment, net	(1,121)	1,627	1,200	(2,748)	427
Gains on sales of loans, net	494	680	742	(186)	(62)
Other	9,386	10,287	8,218	(901)	2,069

Non-interest income	$144,412	131,844	100,060	12,568	31,784

          The higher revenue from service charges on deposits for each of the years in the three year period ended December 31, 2007 primarily resulted from growth in overdraft fee income. Management believes that the increase in overdraft fee income resulted from an increase in the number of deposit accounts, a 7% increase in the amount charged for overdrafts beginning July 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts. BankAtlantic opened approximately 242,000, 291,000 and 281,000 new deposit accounts during the years ended December 31, 2005, 2006 and 2007, respectively. The growth rate of service fees slowed during 2007 due primarily to lower overdraft and interchange transactions per deposit account combined with the decline in new account growth.
          The higher other service charges and fees in each of the years in the three years ended December 31, 2007 was primarily due to higher interchange and surcharge income associated with an increased volume of customer transactions. The increase in service card fees during 2007 was partially offset by the elimination of check card annual fees as of January 1, 2007 in response to competitive market conditions. The higher interchange volume reflects a substantial increase in the number of debit cards issued associated with the opening of new accounts. Management believes that the slowed growth of service charge fee income primarily resulted from a decline in new account growth and a decrease in transaction volume per customer.
          Securities activities, net during the year ended December 31, 2007 includes $3.4 million of gains from the sales of MasterCard International stock in MasterCard’s initial public offering in September 2006. This gain was partially offset by $1.6 million of realized losses from the sale of $399.2 million of municipal securities and $105.8 million of agency securities available for sale. The municipal securities were sold because the lower tax-free returns on these securities were not currently beneficial to the Company in light of the current losses incurred during the year ended December 31, 2007 and the agency securities were sold in response to changes in market interest rates and related changes in the securities’ prepayment risk. The proceeds from these securities were used to purchase agency securities with higher yields and shorter durations.
          Securities activities, net during the year ended December 31, 2006 resulted from $458,000 of proceeds received in connection with the MasterCard International initial public offering and a $172,000 net gain realized from the sale of agency securities. Securities activities, net in 2005 reflects gains on the sales of agency securities.
          Income (loss) from real estate operations reflects net proceeds from sales of real estate inventory associated with a real estate development acquired as part of a financial institution acquisition during 2002. The 2005 period also included $624,000 of gains from the sales of store facilities. Loss from real estate operations during the 2006 year reflects higher development and capitalized interest costs associated with units sold during the period.

Financial Services (Continued)
          Income from unconsolidated subsidiaries for 2007 represents $1.0 million of equity earnings from joint ventures that manage income producing rental real estate properties. BankAtlantic also recognized $0.2 million of equity earnings in a joint venture that factors receivables.
          Gains associated with debt redemption for 2006 were the result of gains realized on the prepayment of FHLB advances. BankAtlantic prepaid these advances as part of a strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
          Loss on the disposition of property and equipment during the year ended December 31, 2007 primarily represents the write-off of leasehold improvements associated with the relocation of stores and the consolidation of back-office facilities. Gain on sale of bank facilities during the year ended December 31, 2006 primarily resulted from an exchange of branch facilities with another financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site in that general location. As consideration for this surplus branch, BankAtlantic exchanged a branch with the financial institution and recorded a $1.8 million gain equal to the appraised value of the branch transferred less its carrying value. The gain on the sale of branch facilities during 2005 primarily related to the sale of a branch to an unrelated financial institution for a $922,000 gain.
          Gains on loan sales during each of the years in the three year period ended December 31, 2007 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers and the sale of Community Reinvestment Act qualified loans to other financial institutions.
          The decline in other non-interest income for the year ended December 31, 2007 compared to the same 2006 period reflects a $400,000 deposit forfeited during 2006 by a potential buyer of a portion of BankAtlantic’s old corporate headquarters property. Additionally, corporate overhead fees received from BFC were $0.2 million lower during 2007 compared to 2006. The increase in other non-interest income during 2006 compared to 2005 reflects $380,000 of corporate overhead fees received from BFC with no corresponding fees during the 2005 period as well as increased banking fees associated with a higher number of deposit accounts.

Financial Services (Continued)
BankAtlantic’s Non- Interest Expense
          The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	December 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005

Employee compensation and benefits	$148,758	146,099	113,526	2,659	32,573
Occupancy and equipment	65,840	57,291	41,611	8,549	15,680
Advertising and promotion	19,684	34,659	26,895	(14,975)	7,764
Check losses	11,476	8,615	5,176	2,861	3,439
Professional fees	8,266	7,653	9,695	613	(2,042)
Supplies and postage	6,078	6,833	5,638	(755)	1,195
Telecommunication	5,552	4,774	3,944	778	830
Amortization of intangible assets	1,437	1,561	1,627	(124)	(66)
Cost associated with debt redemption	—	1,457	—	(1,457)	1,457
Fines and penalties, compliance matters	—	—	10,000	—	(10,000)
Restructuring charges, impairments and exit activities	8,351	—	3,706	8,351	(3,706)
Impairment of real estate held for sale	5,240	—	—	5,240	—
Impairment of real estate owned	7,299	9	—	7,290	—
Other	25,917	24,497	19,274	1,420	5,223

Total non-interest expense	$313,898	293,448	241,092	20,450	52,356

          BankAtlantic’s non-interest expense for 2007 excluding impairments and restructuring charges as well as costs associated with debt redemptions was $293.0 million compared to $292.0 million during 2006. During the fourth quarter of 2007, in response to an adverse economic environment and its impact on our earnings we slowed down our retail network expansion and consolidated certain back-office facilities in order to reduce the growth of non-interest expenses. As a consequence of this management decision, BankAtlantic approved actions to sell real estate originally acquired for the retail network expansion, to terminate or sublease properties under executed lease contracts and to sell the Orlando stores. These actions resulted in restructuring and impairment charges of $5.8 million during the fourth quarter of 2007. During the first quarter of 2007, BankAtlantic also incurred restructuring charges of $2.5 million from a workforce reduction implemented in an effort to reduce operating expenses. Management review of non-interest expenses is on-going with a view towards reducing those expenses which do not impact the quality of customer service or our “Florida’s Most Convenient Bank” initiatives.
          Employee compensation and benefits expenses for 2007 increased slightly from 2006. This increase was due to the additional employees associated with the opening of 15 stores during 2007 and the opening of 13 stores throughout 2006. BankAtlantic also incurred $1.7 million of higher employee benefit cost primarily associated with health insurance. These increases in compensation expenses were partially offset by reductions of performance bonuses in 2007 and the March 2007 workforce reductions. Performance bonuses and profit sharing expenses were $4.3 million lower during 2007 compared to 2006, resulting in part from the elimination of executive management cash bonuses. In March 2007, BankAtlantic reduced its workforce by approximately 225 associates, or 8%. As a consequence of overall expense reduction initiatives and the March 2007 workforce reduction the number of full-time equivalent BankAtlantic employees declined from 2,618 at December 31, 2006 to 2,385 at December 31, 2007 while our store retail network expanded from 88 stores at December 31, 2006 to 103 stores at December 31, 2007.
          The substantial increase in employee compensation and benefits during 2006 compared to 2005 resulted primarily from our store expansion and growth initiatives as well as the execution of our “Florida’s Most Convenient Bank” strategy. This strategy includes stores opened seven days a week, extended weekday hours, 24/7 call center hours, certain stores open to midnight, and holiday hours. This strategy, along with the opening of

Financial Services (Continued)
17 stores and a second call center in central Florida contributed to the significant increase in compensation expense. As a consequence of the above initiatives, the number of BankAtlantic’s full time equivalent employees increased from 1,301 at December 31, 2003 to 2,618 at December 31, 2006. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Included in employee compensation costs during the year ended December 31, 2006 was $3.2 million of share-based compensation costs. No such costs were recorded during 2005.
          The significant increase in occupancy and equipment for each of the years in the three year period ended December 31, 2007 primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. BankAtlantic has entered into various operating lease agreements relating to current and future store expansion as well as for back-office facilities, including the opening of a second call center and BankAtlantic University to support the growing store network. BankAtlantic also incurred higher operating costs for real estate taxes, guard services, and utilities associated with the above growth and expansion initiatives. As a result, BankAtlantic’s rental expense and depreciation expenses increased by $3.7 million and $3.8 million, respectively, for the year ended December 31, 2007 compared to the same 2006 period and by $3.6 million and $4.3 million, respectively, for the year ended December 31, 2006 compared to the same 2005 period. Also contributing to the higher occupancy costs was an increase in building repairs, maintenance, real estate taxes, data processing costs and utilities. These costs grew from $22.6 million during the year ended December 31, 2005 to $30.0 million during the comparable 2006 and 2007 periods. In December 2007, BankAtlantic consolidated two call center operations into one call center in Orlando, Florida and is attempting to terminate certain back-office lease agreements. Additionally, BankAtlantic is seeking to sublease certain properties and terminate lease agreements entered into with respect to future store expansion.
          The higher advertising expenses during 2006 compared to 2005 reflect BankAtlantic’s initiatives to significantly expand its marketing campaigns in response to slowing growth rates in deposits. BankAtlantic created new marketing promotions during the fourth quarter of 2005 and introduced new account opening incentives in order to attract new deposits. While new deposit account growth was favorable, account balances in existing accounts declined resulting in slowed overall growth of deposit balances. As a consequence of the adverse economic conditions for deposit growth and the limited results of the new advertising promotions, management decided during the fourth quarter of 2006 to reduce advertising expenses. Reflecting that decision, advertising expenses during 2007 were significantly lower than 2006 and 2005.
          BankAtlantic experienced a significant increase in check losses for each of the years in the three year period ended December 31, 2007. The higher check losses were primarily related to the increased number of deposit accounts and the volume of checking account overdrafts. The adverse economic environment may also have contributed to higher check losses.
          The increase in professional fees during 2007 compared to 2006 reflects higher litigation reserves and legal fees associated with loan modifications and pending litigation relating to commercial residential real estate loans and the tax certificate portfolio. The decline in professional fees during 2006 compared to 2005 primarily resulted from lower consulting costs associated with the compliance efforts relating to anti-terrorism and anti-money laundering laws and regulations following an earlier identification of deficiencies in our program.
          The decrease in supplies and postage during 2007 compared to 2006 reflects our overall expense discipline initiatives and a decline in hurricane supply purchases as the 2006 hurricane season did not impact Florida. The increase in supplies and postage during 2006 compared to 2005 was directly related to BankAtlantic’s growth initiatives and store expansion programs.
          The increase in telecommunication expenses for each of the years in the three year period ended December 31, 2007 was directly related to BankAtlantic’s growth initiatives and store expansion.
          Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.

Financial Services (Continued)
          The costs associated with debt redemptions were the result of prepayment penalties incurred during the years ended December 31, 2006 upon the prepayment of FHLB advances. The prepayments during 2006 were part of a market risk strategy to reduce the effect of an asset sensitive portfolio on BankAtlantic’s net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
          During the fourth quarter of 2005, BankAtlantic established a $10 million reserve with respect to certain anti-money laundering laws and the Bank Secrecy Act compliance issues. In April 2006, BankAtlantic entered into a one year deferred prosecution agreement with the U.S Department of Justice and remitted the $10.0 million. In November 2007, the OTS terminated the Cease and Desist Order as BankAtlantic was in compliance with the regulations.
          The restructuring charges, impairments and exit activities during 2007 reflect the March 2007 workforce reduction and the slow down in our retail network strategy discussed above. Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies, however, there is no assurance that we will be successful in these efforts.
          The 2005 period includes an impairment charge associated with the relocation of our corporate headquarters and a decision to vacate and raze our former headquarters.
          During the year ended December 31, 2007, BankAtlantic recognized impairment charges on a real estate development acquired in connection with the acquisition of a financial institution during 2002. The development was written down to fair value based on updated indications of value. The development consists of developed and undeveloped lots as well as nine single family homes and four condominiums. BankAtlantic has executed sales contracts on two of the condominium units and the developed and undeveloped lots; however, there is no assurance that the sales will be completed.
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
          The higher other expenses for the year ended December 31, 2007 compared to the same 2006 period reflect higher shared services allocations from BFC for human resources and risk management services as well as increased insurance costs. The increase in other non-interest expense during the year ended December 31, 2006 compared to the same 2005 period relates to higher expenses associated with services provided by BFC, increased general operating expenses such as check printing and ATM network costs related to a significant increase in the number of customer accounts, store locations, employees and the extended hours of the store network.
BankAtlantic’s Provision for Income Taxes (in thousands)

	For the Years Ended			Change	Change
	December 31,			2007 vs.	2006 vs.
	2007	2006	2005	2006	2005

(Loss) income before income taxes	$(40,818)	49,427	86,658	(90,245)	(37,231)
Benefit (provision) for income taxes	21,378	(13,105)	(30,838)	34,483	17,733

BankAtlantic net (loss) income	$(19,440)	36,322	55,820	(55,762)	(19,498)

Effective tax rate	52.37%	26.51%	35.59%

          The effective tax rate is different than the expected federal income tax rate of 35% primarily due to tax exempt income from municipal securities and benefits for state taxes due to allocations of earnings or losses among various state tax jurisdictions. The effective tax rate for 2005 was increased by the establishment of a non-tax deductible $10 million reserve for fines and penalties associated with the AML-BSA compliance matter.

Financial Services (Continued)
Parent Company Results of Operations
          The following table is a condensed income statement summarizing the parent company’s segment results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005

Net interest income (expense):
Interest income on loans	$—	—	556	—	(556)
Interest and dividend income on investments	2,320	2,448	1,701	(128)	747
Interest expense on Junior subordinated debentures	(23,054)	(21,933)	(19,347)	(1,121)	(2,586)

Net interest (expense)	(20,734)	(19,485)	(17,090)	(1,249)	(2,395)

Non-interest income:
Income from unconsolidated subsidiaries	1,281	1,634	621	(353)	1,013
Securities activities, net	6,105	9,156	731	(3,051)	8,425
Other income	824	23	1,172	801	(1,149)

Non-interest income	8,210	10,813	2,524	(2,603)	8,289

Non-interest expense:
Employee compensation and benefits	2,421	4,705	4,047	(2,284)	658
Advertising and promotion	317	408	422	(91)	(14)
Professional fees	424	638	1,179	(214)	(541)
Other	1,080	1,028	515	52	513

Non-interest expense	4,242	6,779	6,163	(2,537)	616

Loss before income taxes	(16,766)	(15,451)	(20,729)	(1,315)	5,278
Income tax benefit	6,194	6,008	7,435	186	(1,427)

Parent Company loss	$(10,572)	(9,443)	(13,294)	(1,129)	3,851

          Parent company interest on loans during 2005 represented interest income on loans to Levitt Corporation. Levitt Corporation repaid all of its borrowings from the parent company during 2005.
          Interest and dividend income on investments during each of the years in the three year period ended December 31, 2007 was primarily interest and dividends associated with a debt and equity portfolio managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $256,000, $220,000 and $162,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
          Interest expense for the years ended December 31, 2007, 2006 and 2005 consisted primarily of debt service on the Company’s junior subordinated debentures. The average balance of the Company’s junior subordinated debentures was $277.9 million for the year ended December 31, 2007 and $263.3 million during each of the years in the two year period ended December 31, 2006. The increase in interest expense during 2007 compared to 2006 primarily resulted from the issuance of $25.8 million and $5.1 million of junior subordinated debentures in June 2007 and September 2007, respectively. The increase in the interest expense during 2006 compared to 2005 was primarily due to higher rates on variable rate junior subordinated debentures resulting from the 2006 increase in short term interest rates.
          Income from unconsolidated subsidiaries during 2007, 2006 and 2005 represents $662,000, $627,000, and $556,000, respectively, of equity earnings from trusts formed to issue trust preferred securities and $0.6 million, $1.0 million and $65,000 of equity earnings in income producing real estate joint ventures during the years ended

Financial Services (Continued)
December 31, 2007, 2006 and 2005, respectively. The business purpose of the joint ventures is to manage certain rental properties with the intent to sell the properties in the foreseeable future. The Parent Company’s joint ventures were liquidated and the Parent Company is not currently investing in income producing joint ventures.
          During 2007, the Parent Company sold $49.5 million of equity securities from its managed investment portfolio for gains of $9.1 million. The majority of the proceeds from the sale of equity securities were used to purchase and retire the Company’s Class A Common Stock. The Parent Company recognized $0.3 million of unrealized gains from market appreciation of Stifel warrants and recorded an other-than-temporary impairment of $3.3 million associated with an investment in a private limited partnership. The Parent Company anticipates continuing to sell equity securities from its portfolio, including Stifel Common Stock from time to time and anticipates using the proceeds for general corporate purposes which may include funding a portion of its interest expense on junior subordinated debentures and supporting BankAtlantic.
          Securities activities gains during the year ended December 31, 2006 primarily represent gains from managed funds. During 2006, the Parent Company sold $69.1 million of equity securities from its portfolio for gains of $9.2 million. The majority of the proceeds from the sale of equity securities were reinvested in equity securities. A portion of these proceeds was also used to fund interest expense on junior subordinated debentures.
          Securities activities, net during 2005 reflect transactions by the money manager to rebalance the portfolio in response to changes in the equity markets.
          Other income during the year ended December 31, 2007 represents fees charged to BankAtlantic for executive management services. These fees are eliminated in the Company’s consolidated financial statements.
          Other income during the year ended December 31, 2005 represented fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC. During 2006, the employees who provided a substantial portion of these services were transferred to BFC and these services were then provided to the Company by BFC and the fees paid by the Company to BFC are reflected in other expenses.
          The Company’s compensation expense during the years ended December 31, 2007 and 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. The lower compensation expense during 2007 compared to 2006 primarily reflects reductions in 2007 performance bonuses. Additional compensation expense during 2006 included payroll taxes associated with the exercise of stock options. Share-based compensation expense was $1.2 million for each of the years in the two year period ended December 31, 2007.
               The Company recorded compensation expense during 2005 as a result of the allocation of investor relations, corporate and risk management compensation costs to the Company from BankAtlantic. This expense was partially offset by fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation, which are included in other income.
          Advertising costs during each of the years in the three year period ended December 31, 2007 represents investor relations expenditures and the cost of shareholder correspondence and the annual meetings.
          The 2005 professional fees were additional costs associated with compliance with the Sarbanes Oxley Act. These fees were lower during 2006 and 2007. Professional fees during 2006 and 2007 were primarily legal costs for general corporate matters.
          The increase in other expenses during the years ended December 31, 2007 and 2006 compared to the same 2005 period primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These services were previously performed by the Company’s employees and accordingly these expenses were primarily reflected in compensation expense during the 2005 period.

Financial Services (Continued)
BankAtlantic Bancorp Consolidated Financial Condition
          Total assets at December 31, 2007 were $6.4 billion compared to $6.5 billion at December 31, 2006. The changes in components of total assets from December 31, 2006 to December 31, 2007 are summarized below:
•	Lower cash and due from depository institution balances resulting from a decline in cash letter receivables;

•	Increase in securities available for sale reflecting Stifel Common Stock received upon the sale of Ryan Beck, the execution of an investment strategy to transfer $203 million of tax exempt securities from investments held-to-maturity to securities available for sale and the sale of BankAtlantic’s entire portfolio of tax exempt securities and replacing these securities with government agency mortgage-backed securities. These increases were partially offset by sales of Parent Company equity securities to fund the Company’s Class A Common Stock repurchase program;

•	Decrease in investment securities at cost reflecting the transfer of $203 million of tax exempt securities to securities available for sale partially offset by Stifel equity securities received upon the sale of Ryan Beck which are subject to contractual restrictions limiting sales;

•	Decrease in tax certificate balances primarily due to redemptions of tax certificates outside of Florida:

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Decrease in loan receivable balances associated with a $50.4 million increase in the allowance for loan losses and lower commercial loan balances partially offset by higher purchased residential, small business and home equity loan balances;

•	Increase in real estate inventory related to a decision to sell properties that BankAtlantic acquired for its store expansion program;

•	Lower real estate owned balances associated with $7.2 million of write-downs of the real estate securing a land development loan which BankAtlantic took possession of during the year ended December 31, 2006;

•	Increase in office properties and equipment associated with BankAtlantic’s opening of 15 stores during 2007 partially offset by restructuring charges and impairments associated with the a decision to slow the store expansion program;

•	Decrease in discontinued operations assets held for sale reflecting the sale of Ryan Beck to Stifel; and

•	Increase in other assets primarily resulting from a federal income tax receivable associated with a taxable loss for the year ended December 31, 2007.
          The Company’s total liabilities at December 31, 2007 were $5.9 billion compared to $6.0 billion at December 31, 2006. The changes in components of total liabilities from December 31, 2006 to December 31, 2007 are summarized below:
•	Lower non-interest-bearing deposit balances reflecting the migration of deposits to higher yielding products as a result of a higher interest rate environment and competition;

•	Higher interest-bearing deposit balances primarily associated with increased high yield savings, checking and certificates of deposit balances primarily reflecting transfers of customer deposit balances to higher yielding products;

•	Lower FHLB advance borrowings due to higher deposit balances and an increase in short-term borrowings;

•	Decrease in development notes payable associated with the repayment of real estate development borrowings from third party lenders;

•	Increase in subordinated debentures and bonds payable primarily associated with the Parent Company’s issuance of $31 million of junior subordinated debentures;

•	Decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel; and

•	Increase in other liabilities primarily resulting from $18.9 million of securities available for sale purchased in December 2007 pending settlement in January 2008.

Financial Services (Continued)
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
          The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, purchase equity securities and other investments, repurchase Class A Common Stock and fund operations. The Company’s 2007 annual debt service associated with its junior subordinated debentures was approximately $23.1 million. The Company’s estimated current annual dividends to common shareholders are approximately $1.1 million. During the fourth quarter of 2007, the Company reduced its quarterly dividend payment to shareholders from $0.0412 per share to $0.005 per share. During the year ended December 31, 2007, the Company received $20.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic’s accumulated deficit for 2006 and 2007 was $23.7 million, BankAtlantic is now required to file an application to receive approval of the OTS in order to pay dividends to the Company. While the OTS has approved dividends to date the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice and there is no assurance that the OTS will approve future capital distributions from BankAtlantic.
          The Company invests in exchange traded equity securities through a money manager and owns 2,127,354 shares of Stifel Common Stock and warrants to purchase 481,724 shares of Stifel stock at $36 per share. The fair value of these securities and investments as of December 31, 2007 was $180.6 million. These assets represent a significant potential source of liquidity that may be used to contribute capital to BankAtlantic as appropriate.
          While the shares of Stifel Common Stock and warrants to acquire Stifel shares provide a source of potential liquidity, the Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell through August 28, 2008 more than one-third of the shares of Stifel Common Stock received in the sale of Ryan Beck nor more than two-thirds of the shares of Stifel Common Stock received in connection with the sale from August 29, 2008 through August 28, 2009. Subject to the foregoing restrictions, the Company may from time to time sell Stifel equity securities and use the proceeds for general corporate purposes. Stifel filed a registration statement on June 28, 2007, registering for resale by the Company after August 28, 2007 up to 1,061,547 shares. In January 2008, the Company sold 250,000 shares of Stifel Common Stock for a gain of $18,000, receiving net proceeds of $10.7 million. Stifel has agreed to register the remaining shares issued to the Company and to grant incidental “piggy-back” registration rights.
          The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel Common Stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the merger. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck Common Stock. There is no assurance that we will receive any earn-out payments. The Company has entered into separate agreements with each individual Ryan Beck option holder which allocate certain contingent earn-out payments to them.
          The Company has invested $52.3 million in equity securities through a money manager. The equity securities had a fair value of $57.7 million as of December 31, 2007. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries. The Company in the past has utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings and as a source of funds to repurchase its Class A Common Stock.

Financial Services (Continued)
          In September 2007 and June 2007, the Company participated in pooled trust preferred securities offerings in which the Company received $5 million and $25 million, respectively, of net cash proceeds. The junior subordinated debentures issued by the Company in connection with the offerings bear interest at three month LIBOR plus 150 basis points and three month LIBOR plus 145 basis points, respectively, and mature in September 2037 and June 2037. The junior subordinated debentures are redeemable five years from their issuance date at a redemption price of 100% of the principal amount plus accrued unpaid interest. The Company used the proceeds from the offering for general corporate purposes.
          In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A Common Stock. During the years ended December 31, 2007 and 2006, the Company repurchased and retired 559,700 and 5,440,300 shares of Class A Common Stock available under the May 2006 program at an aggregate purchase price of $7.8 million and $53.8 million, respectively. The Company repurchased all 6,000,000 shares under this program.
          The Company’s Board of Directors in September 2007 approved a new buyback program for up to an additional 6,000,000 shares of Class A common Stock. Share repurchases will be based on market conditions and the Company’s results of operations, financial condition and liquidity requirements. No termination date was set for the buyback program. It is expected that the shares will be purchased on the open market, although we may purchase shares through private transactions. The Company had not repurchased any shares under this new program as of December 31, 2007.
BankAtlantic
          In November 2007, the Office of Thrift Supervision terminated the April 2006 Cease and Desist Order entered into by BankAtlantic as a result of previous deficiencies in its compliance with the Bank Secrecy Act. The OTS determined that it was appropriate to terminate the Cease and Desist Order after its examination of BankAtlantic indicated BankAtlantic’s compliance with the terms of the Cease and Desist Order.
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
          The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.4 billion as of December 31, 2007. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $542.5 million at December 31, 2007.  BankAtlantic has established lines of credit for up to $512.9 million with other banks to purchase federal funds of which $109 million was outstanding as of December 31, 2007.  BankAtlantic has also established a $7.9 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at December 31, 2007, $50 million of short-term borrowings were outstanding under this program. The above lines of credit are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has various relationships to acquire brokered deposits and to execute repurchase agreements, which may be utilized as an alternative source of liquidity, if needed.  At December 31, 2007, BankAtlantic had $14.7 million and $58.3 million of brokered deposits and securities sold under agreements to repurchase, respectively.
          BankAtlantic’s commitments to originate and purchase loans at December 31, 2007 were $176.9 million and $61.1 million, respectively, compared to $249 million and $70 million, respectively, at December 31, 2006. At December 31, 2007, total loan commitments to originate represented approximately 5.3% of net loans receivable.
          At December 31, 2007, BankAtlantic had agency guaranteed mortgage-backed securities of approximately $67.8 million pledged against securities sold under agreements to repurchase, $161.8 million pledged against public deposits and $59.6 million pledged against the Federal Reserve Treasury Investment program.

Financial Services (Continued)
          BankAtlantic in 2004 began a de novo store expansion strategy and has opened 32 stores since January 2005. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future store construction throughout Florida. In response to the current economic environment and its impact on the Company’s financial results, BankAtlantic slowed its store expansion program and has transferred $12.5 million of land to real estate held for sale and has committed to subleasing or terminating 12 operating leases that were entered into for the development of future stores. BankAtlantic anticipates opening only four stores during 2008, all of which are anticipated to open during the first quarter of 2008.
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; distributions from income producing real estate joint ventures and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and securities available for sale, payments of maturing certificates of deposit, acquisitions of properties and equipment, investments in income producing joint ventures, operating expenses and to pay dividends to the Company.
          A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2007. The total amount of principal repayments on loans and securities contractually due after December 31, 2008 was $4.5 billion, of which $2.0 billion have fixed interest rates and $2.5 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	Outstanding at
	December 31,	For the Period Ending December 31, (1)
	Total	2008	2009-2010	2011-2015	2016-2020	2021-2025	>2026

Commercial real estate	$1,510,588	727,769	389,331	196,595	134,149	59,988	2,756
Residential real estate	2,159,839	59,613	19,136	41,703	284,600	111,866	1,642,921
Consumer (1)	706,934	1,508	3,193	146,294	431,986	123,953	—
Commercial business	236,911	131,752	18,920	81,425	4,114	700	—

Total loans	$4,614,272	920,642	430,580	466,017	854,849	296,507	1,645,677

Total securities available for sale (2)	$789,142	410	331	135,661	37,915	184,462	430,363

(1)	Includes home equity loans.

(2)	Does not include $136.2 million of equity securities.

Financial Services (Continued)
     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2007 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total

One year or less	$204,578	405,036	609,614
Over one year, but less than five years	32,249	11,101	43,350
Over five years	84	347	431

	$236,911	416,484	653,395

Due After One Year:
Pre-determined interest rate	$32,333	11,448	43,781
Floating or adjustable interest rate	—	—	—

	$32,333	11,448	43,781

BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2007 was:

Florida	57%
Eastern U.S.A.	23%
Western U.S.A.	16%
Central U.S.A	4%

100%

     The loan concentration for BankAtlantic’s originated loans is primarily in Florida. The concentration in locations other than Florida primarily relates to purchased wholesale residential real estate loans.
     At December 31, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2007:
Total risk-based capital	$495,668	11.63%	8.00%	10.00%
Tier 1 risk-based capital	$420,063	9.85%	4.00%	6.00%
Tangible capital	$420,063	6.94%	1.50%	1.50%
Core capital	$420,063	6.94%	4.00%	5.00%

At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.

Financial Services (Continued)
Consolidated Cash Flows
A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Net cash provided (used) by:
Operating activities	$40,928	$3,359	$57,339
Investing activities	(22,066)	(205,891)	132,220
Financing activities	(30,183)	174,460	(154,358)

(Decrease) increase in cash and cash equivalents	$(11,321)	$(28,072)	$35,201

     The increase in cash flows from operating activities during 2007 compared to 2006 primarily resulted from a substantial increase in non-interest income from service charges on deposits as well as a significant reduction in advertising and promotion expenses. During 2007, BankAtlantic reduced its marketing expenditures in response to the adverse economic conditions for deposit growth and service charge fees increased primarily due to new deposit accounts. Cash flows from operating activities declined during 2006 compared to 2005 due primarily to lower net income and a decline in proceeds from the sale of loans held for sale.
     The increase in cash flows from investing activities during 2007 compared to 2006 was primarily due to a decline in net loan originations and decreased purchases of property and equipment. Commercial loan originations were adversely affected by the recession in the Florida real estate market and the store expansion program was slowed reducing property and equipment expenditures. Cash flows from investing activities declined significantly during 2006 compared to 2005 primarily due to lower proceeds from the sales of securities available for sale and an increase in loan originations and purchases. During 2006, BankAtlantic reinvested funds received from loan repayments primarily in purchased residential loans.
     The decrease in cash flows from financing activities primarily resulted from net repayments of FHLB advances as well as the purchase and retirement of the Company’s Class A Common Stock. Cash flows from financing activities increased substantially during 2006 compared to 2005 primarily due to higher short term borrowings partially offset by lower deposit growth.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
The table below summarizes the Company’s loan commitments at December 31, 2007 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Commercial Commitments	Committed	1 year	1-3 years	4-5 years	years

Lines of credit	$767,147	100,828	—	—	666,319
Standby letters of credit	41,151	41,151	—	—	—
Other commercial commitments	238,043	238,043	—	—	—

Total commercial commitments	$1,046,341	380,022	—	—	666,319

     Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $13.3

Financial Services (Continued)
million at December 31, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $27.8 million at December 31, 2007. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.
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
     At December 31, 2007, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.
     The table below summarizes the Company’s contractual obligations at December 31, 2007 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$1,018,595	865,080	119,867	33,543	105
Long-term debt	320,849	—	—	22,000	298,849
Advances from FHLB (1)	1,397,044	1,215,044	182,000	—	—
Operating lease obligations held for sublease	51,245	1,530	4,057	4,152	41,506
Operating lease obligations held for use	86,115	10,010	16,053	11,243	48,809
Pension obligation	15,041	983	2,588	2,873	8,597
Other obligations	24,947	5,097	5,600	6,250	8,000

Total contractual cash obligations	$2,913,836	2,097,744	330,165	80,061	405,866

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
     Long-term debt primarily consists of the junior subordinated debentures issued by the Company as well as BankAtlantic’s subordinated debentures and mortgage backed bonds.
     Operating lease obligations held for use represent minimum future lease payments in which the Company is the lessee for real estate and equipment leases.
     Operating lease obligations held for sublease represent minimum future lease payments on executed leases that the Company intends to sublease or terminate. These lease agreements were primarily initiated in connection with BankAtlantic’s store expansion program.
     The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2007. The payments represent the estimated benefit payments through 2017, the majority of which will be funded through plan assets. The table does not include estimated benefit payments after 2017. The actuarial present value of the projected accumulated benefit obligation was $28.9 million at December 31, 2007.
     Other obligations are legally binding agreements with vendors for the purchase of services, land and materials associated with BankAtlantic’s store expansion initiatives as well as advertising, marketing and sponsorship contracts.
     Pursuant to the agreement for the sale of Ryan Beck to Stifel, the Company agreed to indemnify Stifel and its affiliates against third party claims attributable to the conduct or activities of Ryan Beck prior to the merger. This

Financial Services (Continued)
indemnification is subject to specified thresholds and time periods and to a cap of $20 million. The Company also agreed to indemnify Stifel against federal tax liabilities and claims relating to the ownership interests in Ryan Beck.
     During the fourth quarter of 2006, BankAtlantic initiated an investment strategy whereby agency securities were purchased and a call option was written on the purchased agency securities. When utilizing this strategy, BankAtlantic is subject to the off-balance sheet risk of foregoing the appreciation on the agency securities in exchange for the option premium and the potential of owning out-of-the-money agency securities if interest rates rise. No call option contracts were outstanding as of December 31, 2007.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The eight accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) accounting for uncertain tax positions (vii) accounting for contingencies; and (viii) accounting for share-based compensation. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See Note 1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.
Allowance for loan losses
     The allowance for loan losses is maintained at an amount that we believe to be adequate to absorb probable losses inherent in our loan portfolio. We have developed policies and procedures for evaluating our allowance for loan losses which consider all information available to us. However, we must rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from our estimates and judgments the allowance for loan losses may decrease or increase significantly.
     The calculation of our allowance for loan losses consists of two components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management’s attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.
     The second component of the allowance requires us to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to

Financial Services (Continued)
these groups of loans by utilizing historical loss experiences. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, problem loan trends and external factors. In deriving the qualitative allowance management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.
     Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2007, our allowance for loan losses was $94.0 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management’s control. Accordingly, there is no assurance that we will not incur credit losses far in excess of the amounts estimated by our allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.
     We periodically analyze our loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. A portion of the change in our loan loss estimates during the four year period ended December 31, 2006 resulted from changes in credit policies which focused our loan production on collateral based loans and the discontinuation of certain loan products. We believe that these changes reduced our allowance for loan losses as measured by the decline in our allowance to loan losses to total loans from 1.38% at December 31, 2002 to 0.94% at December 31, 2006. During this period real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. We believe that these external factors favorably impacted our provision for loan losses and allowance for loan losses through this four year period. During the year ended December 31, 2007 the real estate housing market rapidly deteriorated with significant reduction in the prices and sales volume of residential real estate. These rapidly deteriorating real estate market conditions resulted in a significant increase in our ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 2.04% at December 31, 2007. We believe that our earnings in subsequent periods will be highly sensitive to changes in the real estate environment especially in Florida. If the current negative real estate economic conditions continue or deteriorate further we are likely to experience significant increased credit losses.
Valuation of investment securities
     We record our securities available for sale and derivative instruments in our statement of financial condition at fair value. We also disclose fair value estimates in our statement of financial condition for investment securities at cost. We use the following three methods for valuation: quoted market prices, matrix pricing, and a management valuation model. Our policy is to use quoted market prices when available. Quoted market prices are available for equity securities, but quoted market prices are not available for our mortgage-backed securities, REMIC’s, other securities and certain equity securities.

Financial Services (Continued)
     The following table provides the sources of fair value for our securities and derivative instruments at December 31, 2007 (in thousands):

	Quoted
	Market	Matrix	Valuation
	Prices	Pricing	Model	Total

Securities:
Mortgage-backed securities	$—	589,619	—	589,619
Real estate mortgage conduits	—	198,842	—	198,842
Other securities	—	—	681	681

Total debt securities	—	788,461	681	789,142

Private investment securities	8,091	—	—	8,091
Derivatives	—	—	10,661	10,661
Stifel common stock	107,078	—	—	107,078
Equity securities	64,240	—	1,500	65,740

Total equity securities	179,409	—	12,161	191,570

Total	$179,409	788,461	12,842	980,712

     Private investment securities represent investments in limited partnerships that invest in equity securities based on proprietary investment strategies. The majority of the underlying equity securities investments of the limited partnerships are publicly traded. The fair value of these investments in our statement of financial condition was obtained from the general partner. These limited partnership investments do not have readily determinable fair values and the fair values stated by the general partners of our interest in the limited partnerships do not represent actual transactions and amounts realized upon the sale of our interest in these investments may be higher or lower than the amounts disclosed. These investments are accounted for at historical cost and evaluated for other than temporary declines in value.
     Stifel Common Stock is publicly traded on the New York Stock Exchange. The fair value of the Stifel stock on our consolidated statement of financial condition was obtained from the closing price of Stifel stock on the New York Stock Exchange as of December 31, 2007 discounted $17.9 million for sales restrictions on the shares pursuant to the terms of the Ryan Beck/Stifel sale agreement. The discount was determined by performing a put option analysis using a Black-Scholes model with observable market inputs. We adjust the Stifel Common Stock that can be sold within one year to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income. The Stifel stock subject to sales restrictions of more than one year is accounted for as investment securities at cost. The value of these securities may increase or decrease significantly based on general equity market conditions and the earnings and financial condition of Stifel.
     Equity securities trade daily on various stock exchanges or inter-dealer quotation systems. The fair value of these securities in our statement of financial condition is based on the closing price quotations or sales prices at period end. The closing quotation or sales price excludes retail markups, markdowns or commissions and does not necessarily represent actual transactions. We adjust our equity securities available for sale to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Declines in the fair value of securities below their cost that are other than temporary result in write-downs of the securities to their fair value through charges to earnings.
     We subscribe to a third-party service to obtain matrix pricing to determine the fair value of our mortgage-backed securities and real estate mortgage conduits as set forth in the table above. The matrix pricing computes the fair value of mortgage-backed securities and real estate mortgage conduits based on the coupon rate, maturity date and estimates of future prepayment rates. We use matrix pricing to value these securities as quoted market prices are unavailable for these types of securities. The valuations obtained from the matrix pricing are not actual transactions and may not reflect the actual amount that would be realized upon sale. The interest rate and prepayment assumptions used in the matrix pricing are representative of assumptions that we believe market participants would use in valuing these securities, while different assumptions may result in significantly different results. We adjust our debt securities

Financial Services (Continued)
available for sale to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income.
     Derivatives are warrants to acquire Stifel Common Stock at an exercise price of $36.00 per share. We use a Black-Scholes option pricing model to value these warrants. Stifel Common Stock is publicly traded on the New York Stock Exchange allowing us to incorporate market observable inputs into the option pricing model. The valuations obtained from the option pricing model are not actual transactions and may not reflect the actual amount that would be realized upon sale. The assumptions used in the option pricing model are representative of assumptions that we believe market participants would use in valuing these securities, while different assumptions may result in significantly different results. We adjust the warrants to fair value with a corresponding increase or decrease, net of income taxes, to securities activities, net in our statement of operations.
     At December 31, 2007, the fair value associated with debt securities held by us was $789.1 million. If interest rates were to decline by 200 basis points, we estimate that the fair value of our debt securities portfolio would increase by $12.2 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our debt securities would decline by $36.3 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve and do not take into account any mitigating steps that management might take in response to changes in interest rates. We are likely to obtain significantly different results if these assumptions were changed.
Impairment of Goodwill and Other Intangible Assets
     We test goodwill for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2007 (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units were to decline below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill. At December 31, 2007, total goodwill from continuing operations was $70.5 million.
Impairment of Long-Lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. Long-lived assets subject to the above impairment analysis included property and equipment, internal-use software, real estate held for development and sale and real estate owned. At December 31, 2007, the balance of these assets was $294.8 million.
     Our core deposit intangible assets are periodically reviewed for impairment at the store level by reviewing the undiscounted cash flows by store in order to assess recoverability. At December 31, 2007, our core deposit

Financial Services (Continued)
intangible asset was $5.4 million. The undiscounted cash flows of the stores assigned to the core deposit intangible asset exceeded its carrying amount at September 30, 2007.
     During the fourth quarter of 2007, we slowed our store expansion program and recorded asset impairments of $4.8 million. We recognized $1.1 million impairment on properties acquired for store expansion and transferred the properties at fair value to real estate held for development and sale. The fair value of the properties was based on market-based estimates and the amount ultimately realized upon the sale of these properties may be higher or lower than the recorded amounts. We also recognized a $3.2 million impairment charge for engineering and architectural costs associated with obtaining permits for future store sites. We also recorded liabilities of $1.0 million for costs that will continue to be incurred under executed operating lease contracts with no future benefits resulting from the delay in our store expansion program and the consolidation of certain back-office facilities. These lease contracts were measured at fair value on the cease-use date. The fair value of the lease contracts was derived primarily from annual rental rates on similar properties. The fair values obtained from rental rates for similar properties may not reflect rents that would be received upon sublease. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these lease contracts, while different assumptions may result in significantly different results.
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
Accounting for Contingencies
     Contingent liabilities consist of liabilities that we may incur in connection with our indemnity obligation to Stifel in connection with the sale of Ryan Beck to Stifel, and litigation, regulatory and tax uncertainties arising from the conduct of our business activities. We establish reserves for legal, regulatory and other claims when it becomes probable that we will incur a loss and the loss is reasonably estimated. We have attorneys, consultants and other professionals to assist with assessing the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The amount reserved for contingencies is based on management’s judgment on uncertain events in which changes in circumstances could significantly affect the amounts recorded in the Company’s financial statements. At December 31, 2007, total reserves for contingent liabilities included in other liabilities were $1.2 million.
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

Financial Services (Continued)
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
Dividends
     The availability of funds for dividend payments depends upon BankAtlantic’s ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See Risk Factors – “BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits” and Regulation and Supervision – “Limitation on Capital Distributions.”
     Subject to the results of operations and regulatory capital requirements for BankAtlantic, we will seek to declare regular quarterly cash dividends on our common stock.
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

Real Estate Development
Real Estate Development
     The Real Estate Development activities of BFC are comprised of the operations of Levitt Corporation. Levitt presents its results in four reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Homebuilding & Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
Executive Overview
     Our operations have historically been concentrated in the real estate industry which is cyclical in nature. In addition, the majority of our inventory has been located in the State of Florida.
     Our ongoing operations include our land development business, Core Communities, which sells land to residential builders as well as to commercial developers, and internally develops commercial real estate and enters into lease arrangements with tenants. In addition, our Other Operations consist of an investment in Bluegreen, a NYSE listed company in which we own approximately 31% of its outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Other Operations also includes limited homebuilding activities in Tradition Hilton Head through our subsidiary, Carolina Oak, which is developing a community known as Magnolia Walk. The results of operations and financial condition of Carolina Oak as of and for the three year period ended December 31, 2007 are included in the Primary Homebuilding segment in this Annual Report on Form 10-K because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed during these periods. Until its filing for protection under the Bankruptcy Code on November 9, 2007, Levitt and Sons engaged in the construction and sale of residential housing.
Outlook
     The homebuilding environment continued to deteriorate throughout 2007 as increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the industry. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit markets and reductions in credit availability, as well as buyers’ fears about the direction of the market, exerted downward pricing pressure for residential homes and land. As a result of the significant slowdown Levitt and Sons and substantially all of its subsidiaries filed the Chapter 11 Cases Item 1. Business — Recent Developments – Bankruptcy of Levitt and Sons for the current status of the Chapter 11 Cases.
     Our Land Division entered 2007 with two active projects, Tradition, Florida and Tradition Hilton Head. During 2007, we continued our development and sales activities in both of these projects with increased activity in Hilton Head from the prior year. As a result of the Hilton Head expansion, we incurred higher general and administrative expenses in the Land Division in 2007. In addition, the overall slowdown in the homebuilding market had an effect on demand for residential land in our Land Division which was partially mitigated by increased commercial sales and commercial leasing revenue. Traffic at the Tradition, Florida information center slowed from prior years in connection with the overall slowdown in the Florida homebuilding market.
     As we enter 2008, we will continue to focus on the strength of our balance sheet and will continue to bring costs in line with market conditions and our strategic objectives. We have taken steps to align our staffing levels with current and anticipated future market conditions and have implemented expense management initiatives throughout the organization. While there is clearly a slowdown in the homebuilding sector, the Land Division expects to continue developing and selling land in its master-planned communities in South Carolina and Florida. In addition to the marketing of parcels to homebuilders, the Land Division plans to continue to expand its commercial

Real Estate Development (Continued)
operations through sales to developers and the internal development of certain projects for leasing to third parties. The Land Division is currently pursuing the sale of two of its commercial leasing projects. However, while the commercial real estate market has generally been stronger than the residential real estate market, interest in commercial property is showing signs of weakening and financing is not as readily available in the current market, which may adversely impact the profitability of these sales.
     We are also engaged in limited homebuilding activities in Tradition Hilton Head through our wholly owned subsidiary, Carolina Oak. Levitt Corporation had a previous financial commitment associated with this community and management determined that it was in the best interest of the Company to develop the community. As of December 31, 2007, Carolina Oak had 14 units under current development with no units in backlog. Carolina Oak has an additional 91 lots that are currently available for home construction. We may decide to continue to build the remainder of the community which consists of approximately 403 additional units if the sales of the existing units are successful. The results of operations and financial condition of Carolina Oak as of and for the three year period ended December 31, 2007 are included in the Primary Homebuilding segment in this Annual Report on Form 10-K.
     Looking forward, we intend to pursue acquisitions and investments opportunistically, using a combination of our cash and third party equity and debt financing. These acquisitions and investments may be within or outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, majority interests in companies or minority, non-controlling interests.
Financial and Non-Financial Metrics
     Performance and prospects are evaluated using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), (loss) income from continuing operations, net (loss) income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue, our ratios of debt to shareholders’ equity and debt to total capitalization and our cash requirements. Non-financial metrics used to evaluate historical performance include saleable acres in our Land Division and the number of acres in our backlog. In evaluating future prospects, management considers financial results as well as non-financial information such as acres in backlog (measured as land subject to an executed sales contract). The ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating future prospects, as are general economic factors and interest rate trends. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Critical Accounting Policies and Estimates
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of revenues and expenses on the consolidated statements of operations for the periods presented. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from these estimates if conditions change or if certain key assumptions used in making these estimates ultimately prove to be materially incorrect.

Real Estate Development (Continued)
     We have identified the following accounting policies that management views as critical to the accurate portrayal of our financial condition and results of operations.
Loss in excess of investment in Levitt and Sons
     Under Accounting Research Bulletin No. 51 (“ARB No. 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. Accordingly, we deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from the financial results of operations. Therefore, in accordance with ARB No. 51, we follow the cost method of accounting to record the interest in Levitt and Sons, our wholly owned subsidiary which declared bankruptcy on November 9, 2007. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when the Company is discharged from the bankruptcy, at which time, any loss in excess of the investment in subsidiary can be recognized into income as discussed below.
     As a result of the deconsolidation, Levitt Corporation had a negative basis in its investment in Levitt and Sons because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary”, is reflected as a single amount on the audited consolidated statement of financial condition as a $55.2 million liability as of December 31, 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million and outstanding advances due from Levitt and Sons of $67.8 million to Levitt Corporation. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
     Since Levitt and Sons’ results are no longer consolidated and Levitt Corporation believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Levitt Corporation. The reversal of our liability into income will occur when either Levitt and Sons’ bankruptcy is discharged and the amount of the Company’s remaining investment in Levitt and Sons’ is determined or we reach a final settlement in the Bankruptcy Court related to any claims against Levitt Corporation. Levitt Corporation will continue to evaluate our cost method investment in Levitt and Sons quarterly to review the reasonableness of the liability balance.
Inventory of Real Estate
     As of November 9, 2007, Levitt and Sons was deconsolidated from Levitt Corporation’s results of operations and accordingly the inventory of real estate related to homebuilding is no longer included in the consolidated statement of financial condition with the exception of Carolina Oak which is a homebuilding community now owned directly by Levitt Corporation.
     As of December 31, 2007, inventory of real estate includes Carolina Oak homebuilding inventory, land, land development costs, interest and other construction costs and is stated at accumulated cost which does not exceed net realizable value. Due to the large acreage of certain land holdings and the nature of our project development life cycles, disposition of our inventory in the normal course of business is expected to extend over a number of years.
     The expected future costs of development in our Land Division are analyzed at least quarterly to determine the appropriate allocation factors to charge to cost of sales when such inventory is sold. During the long term project development cycles in our Land Division, which can approximate 12-15 years, such development costs are subject to volatility. Costs in the Land Division to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
     We review real estate inventory for impairment on a project-by-project basis in accordance with

Real Estate Development (Continued)
SFAS No. 144. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the fair value of the asset.
     At December 31, 2007, we reviewed the Carolina Oak project using a cash flow model. The related unleveraged cash flow was calculated using projected revenues and costs-to-complete and projected sales of inventory. The present value of the projected cash flow from the project exceeded the carrying amount of the project and accordingly no impairment charge was recognized. We obtained market assessments and appraisals for our land inventory in 2007 to assess the fair market value. The sales value exceeded the book value and accordingly no impairment charge was recognized.
     In prior periods, the real estate inventory for Levitt and Sons was reviewed for impairment in accordance with SFAS No. 144. The fair market value of the real estate inventory balance was assessed on a project-by-project basis. For projects representing land investments, where homebuilding activity had not yet begun, valuation models were used as the best evidence of fair value and as the basis for the measurement. If the calculated project fair value was lower than the carrying value of the real estate inventory, an impairment charge was recognized to reduce the carrying value of the project to the fair value. For projects with homes under construction, we measured the recoverability of assets by comparing the carrying amount of an asset to the estimated future undiscounted net cash flows. At the time of our analyses, the unleveraged cash flow models projected future revenues and costs-to-complete and the sale of the remaining inventory based on the current status of each project and reflected current market trends, current pricing strategies and cancellation trends. If the carrying amount of a project exceeded the present value of the cash flows from the project discounted using the weighted average cost of capital, an impairment charge was recognized to reduce the carrying value of the project to fair market value. As a result of this analysis, we recorded impairment charges of approximately $226.9 million and $36.8 million in cost of sales for the years ended December 31, 2007 and 2006, respectively, in the Primary and Tennessee Homebuilding segments and for capitalized interest in the Other Operations segment related to the projects in the Homebuilding Division that Levitt and Sons ceased developing.
Investments in Unconsolidated Subsidiaries – Equity Method
     In December 2003, FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities”, (“FIN No. 46(R)”) was issued by the FASB to clarify the application of ARB No. 51 to certain Variable Interest Entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. For entities in which the company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN No. 46R, the entities are accounted for using the equity method of accounting.
     We follow the equity method of accounting to record our interests in subsidiaries in which we do not own the majority of the voting stock and to record our investment in variable interest entities in which we are not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize our share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. We evaluate our investments in unconsolidated entities for impairment during each reporting period in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). These investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. We evaluated the investment in Bluegreen at December 31, 2007 and noted that the $116.0 million book value of the investment was greater than the market value of $68.4 million (based upon a December 31, 2007 closing price of $7.19). We performed an impairment review in accordance with Emerging Issues Task Force 03-1 (“EITF 03-1”), APB No. 18, and Securities and Exchange

Real Estate Development (Continued)
Commission Staff Accounting Bulletin 59 (“SAB 59”) to analyze various quantitative and qualitative factors to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current value of the stock price, and management’s intention with regard to this investment, management determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and accordingly, no adjustment to the carrying value was recorded at December 31, 2007.
Homesite Contracts and Consolidation of Variable Interest Entities
     In the ordinary course of business, we enter into contracts to purchase land held for development, including option contracts. Option contracts allow us to control significant positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. Our liability for nonperformance under such contracts is typically only the required non-refundable deposits. We do not have legal title to these assets. However, if certain conditions are met under the requirements of FIN No. 46(R), our non-refundable deposits in these land contracts may create a variable interest for the Company, with the Company being identified as the primary beneficiary. If these conditions are met, FIN No. 46(R) requires us to consolidate the variable interest entity holding the asset to be acquired at their fair value. At December 31, 2007, we had no non-refundable deposits under these contracts, and we had no contracts in place to acquire land.
Revenue Recognition
     Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and we do not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). In order to properly match revenues with expenses, we estimate construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. We monitor the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and make modifications to the estimates based on these comparisons.
     Revenue is recognized for certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of our land sales, this involvement typically consists of final development activities. We recognize revenue and related costs as work progresses using the percentage of completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of development costs remaining to be completed and relative sales values are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
     Other revenues consist primarily of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the life of the irrigation plant. Irrigation usage fees are recognized when billed as the service is performed. Title and mortgage operations include agency and other fees received for processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.
     Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-02”). This Statement amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“FAS No. 67”), to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of

Real Estate Development (Continued)
SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
Capitalized Interest
     Interest incurred relating to land under development and construction is capitalized to real estate inventory or property and equipment during the active development period. For inventory, interest is capitalized at the effective rates paid on borrowings during the pre-construction and planning stages and the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. For property and equipment under construction, interest associated with these assets is capitalized as incurred to property and equipment and is expensed through depreciation once the asset is put into use.
Income Taxes
     We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated statements of financial condition. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made.
     We file a consolidated Federal and Florida income tax return. Separate state returns are filed by subsidiaries that operate outside the state of Florida. Even though Levitt and Sons and its subsidiaries have been deconsolidated from Levitt Corporation for financial statement purposes, they will continue to be included in the Company’s Federal and Florida consolidated tax returns until Levitt and Sons is discharged from bankruptcy. As a result of the deconsolidation of Levitt and Sons, all of Levitt and Sons’ net deferred tax assets are no longer presented in the consolidated statement of financial condition at December 31, 2007 but remain a part of Levitt and Sons’ condensed consolidated financial statements at December 31, 2007 and accordingly will be part of the tax return.
     We adopted the provisions of FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. FIN 48 provides guidance on recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions. As a result of the implementation of FIN 48, we recognized a decrease of $260,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At year end, we had gross tax-affected unrecognized tax benefits of $2.4 million of which $0.2 million, if recognized, would affect the effective tax rate.
Stock-based Compensation
     We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as of January 1, 2006 and elected the modified-prospective method, under which prior periods are not restated. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over requisite service period, which is the vesting period. for all awards granted after January 1, 2006, and for the unvested portion of stock options that were outstanding at January 1, 2006.
     We currently use the Black-Scholes option-pricing model to determine the fair value of stock options. The fair value of option awards on the date of grant using the Black-Scholes option-pricing model is determined by the

Real Estate Development (Continued)
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
Goodwill
     Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). We conduct on at least an annual basis, a review of the goodwill to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. Should this be the case, the value of goodwill may be impaired and written down. In the year ended December 31, 2006, we conducted an impairment review of the goodwill related to the Tennessee Homebuilding segment in the Homebuilding Division acquired in connection with our acquisition of Bowden Building Corporation in 2004. The profitability and estimated cash flows of this reporting entity were determined in the second quarter of 2006 to have declined to a point where the carrying value of the assets exceeded their market value. We used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations.
Discontinued Operations
     As discussed previously in Item 1. Business, the commercial leasing properties at Core Communities are treated as discontinued operations due to our intention to sell these projects. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144. Accordingly, the results of operations from these projects have been reclassified to discontinued operations for all periods presented in this Annual Report on Form 10-K. In addition, the assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale were also reclassified in the consolidated statements of financial condition for all prior periods presented to conform to the current year presentation. Additionally, pursuant to SFAS No. 144 assets held for sale are measured at the lower of its carrying amount or fair value less cost to sell. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at December 31, 2007.

Real Estate Development (Continued)
Consolidated Results of Operations

				2007	2006
	Year Ended December 31,			vs. 2006	vs. 2005
	2007	2006	2005	Change	Change
	(In thousands, except per share data)
Revenues
Sales of real estate	$410,115	566,086	558,112	(155,971)	7,974
Other revenues	5,766	7,488	6,585	(1,722)	903

Total revenues	415,881	573,574	564,697	(157,693)	8,877

Costs and expenses
Cost of sales of real estate	573,241	482,961	408,082	90,280	74,879
Selling, general and administrative expenses	116,087	119,337	87,162	(3,250)	32,175
Other expenses	3,929	3,677	4,855	252	(1,178)

Total costs and expenses	693,257	605,975	500,099	87,282	105,876

Earnings from Bluegreen Corporation	10,275	9,684	12,714	591	(3,030)

Interest and other income, net of interest expense	7,439	7,816	10,289	(377)	(2,473)

(Loss) income from continuing operations before income taxes	(259,662)	(14,901)	87,601	(244,761)	(102,502)
Benefit (provision) for income taxes	23,277	5,758	(32,532)	17,519	38,290

(Loss) income from continuing operations	(236,385)	(9,143)	55,069	(227,242)	(64,212)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	1,765	(21)	(158)	1,786	137

Net (loss) income	$(234,620)	(9,164)	54,911	(225,456)	(64,075)

Basic (loss) earnings per common share:
Continuing operations	$(6.05)	(0.45)	2.73	(5.60)	(3.18)
Discontinued operations	0.05	—	(0.01)	0.05	0.01

Total basic (loss) earnings per share	$(6.00)	(0.45)	2.72	(5.55)	(3.17)

Diluted (loss) earnings per common share:

Continuing operations	$(6.05)	(0.46)	2.70	(5.59)	(3.16)
Discontinued operations	0.05	—	(0.01)	0.05	0.01

Total diluted (loss) earnings per share (a)	$(6.00)	(0.46)	2.69	(5.54)	(3.15)

Basic weighted average shares outstanding (b)	39,092	20,214	20,208	18,878	6
Diluted weighted average shares outstanding (b)	39,092	20,214	20,320	18,878	(106)

(a)	Diluted (loss) earnings per share takes into account (i) the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock and (ii) the dilutive effect of our stock options and restricted stock using the treasury stock method.

(b)	The weighted average number of common shares outstanding in basic and diluted (loss) earnings per common share for 2006 and 2005 have been retroactively adjusted for a number of shares representing the bonus element arising from the rights offering that closed on October 1, 2007. Under the rights offering, stock was issued on October 1, 2007 at a purchase price below the market price on October 1, 2007 resulting in the bonus element of 1.97%. The number of weighted average shares of Class A common stock is required to be retroactively increased by this percentage for all prior periods presented.
     As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our financial statements. Therefore, the financial data and comparative analysis in the preceding table reflects operations through November 9, 2007 related to the Primary Homebuilding and Tennessee Homebuilding segments compared to full

Real Estate Development (Continued)
year results of operations in 2006 and 2005, with the exception of Carolina Oak which is included in the above table for the full year in 2007 since this subsidiary is not part of the Chapter 11 Cases.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     We had a consolidated net loss of $234.6 million for the year ended December 31, 2007 as compared to a net loss of $9.2 million for the year ended December 31, 2006. The significant loss in the year ended December 31, 2007 was the result of recording $226.9 million of impairment charges related to inventory of real estate of which $217.6 million was recorded in the Homebuilding Division and $9.3 million was recorded in the Other Operations segment related to capitalized interest. This compares to $36.8 million of impairment charges recorded in the year ended December 31, 2006. In addition, there were decreased sales of real estate and margins on sales of real estate by all segments, and higher selling, general and administrative expenses associated with Other Operations and our Land Division. In addition, interest expense was $3.8 million for the year ended December 31, 2007 while there was no interest expense in 2006. These increased expenses and lower sales of real estate were slightly offset by an increase in income from discontinued operations related to increased commercial lease activity generating higher rental revenues.
     Revenues from sales of real estate decreased to $410.1 million for the year ended December 31, 2007 from $566.1 million for the year ended December 31, 2006. This decrease is attributable to fewer homes delivered in the Homebuilding Division, and fewer land sales in both Other Operations and the Land Division. The Homebuilding Division had lower revenue despite the average sales price of units delivered increasing to $321,000 in 2007 compared to $302,000 in the same period in 2006 due to the number of deliveries decreasing to 1,144 homes as compared to 1,660 homes during the same period in 2006. In Other Operations, Levitt Commercial delivered 17 units during the year ended December 31, 2007 recording $6.6 million in revenues compared to 29 units during the year ended December 31, 2006 and $11.0 million in revenues. The Land Division sold approximately 40 acres in the year ended December 31, 2007 as compared to 371 acres in 2006. These decreases were slightly offset by an increase in land sales recorded by the Homebuilding Division which totaled $20.1 million for the year ended December 31, 2007 while there were no comparable sales in 2006.
     Other revenues decreased $1.7 million to $5.8 million for the year ended December 31, 2007, compared to $7.5 million during the year ended December 31, 2006. Other revenues in the Primary Homebuilding segment decreased due to fewer closings.
     Cost of sales of real estate increased $90.3 million to $573.2 million during the year ended December 31, 2007, as compared to $483.0 million for the year ended December 31, 2006. The increase in cost of sales was due to the increased impairment charges recorded in an aggregate amount of $226.9 million compared to $36.8 million in the same period in 2006. In addition, included in cost of sales is approximately $18.8 million associated with sales by both segments of the Homebuilding Division of land that management decided to not develop further, while there were no similar sales or costs in 2006. These increases were offset by lower cost of sales due to fewer land sales recorded by the Land Division and the Other Operations segment and fewer units delivered by both segments of the Homebuilding Division.
     Consolidated margin percentage declined during the year ended December 31, 2007 to a negative margin of 39.8% compared to a margin of 14.7% in the year ended December 31, 2006 primarily related to the impairment charges recorded in the Homebuilding Division and Other Operations segment. Consolidated gross margin excluding impairment charges was 15.5% in the year ended December 31, 2007 compared to a gross margin of 21.2% in 2006. The decline was associated with significant discounts offered in 2007 in an attempt to reduce cancellations and encourage buyers to close, aggressive pricing discounts on “spec units” and a lower margin being earned on land sales.
     Selling, general and administrative expenses decreased $3.3 million to $116.1 million during the year ended December 31, 2007 compared to $119.3 million during the year ended December 31, 2006 primarily as a result of decreased employee compensation and benefits and other general and administrative charges in the Homebuilding Division and Other Operations as a result of the multiple reductions in force that occurred in 2007. In addition, annual incentive compensation recorded in 2007 was significantly less throughout all segments of the

Real Estate Development (Continued)
business compared to the year ended December 31, 2006 due to the significant reductions in force in the Homebuilding Division and significant operating losses in 2007. In addition, Levitt and Sons was deconsolidated as of November 9, 2007 and the selling, general and administrative expenses of Levitt and Sons are reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were slightly offset by increased selling, general and administrative expenses in the Land Division segment related to operating costs associated with the commercial leasing business and increasing activity in the master-planned community in Tradition Hilton Head and restructuring related expenses recorded in Other Operations and the Homebuilding Division, in the amount of $7.4 million which included severance related expenses, facilities expenses, and independent contractor expenses. As a percentage of total revenues, selling, general and administrative expenses increased to 27.9% during the year ended December 31, 2007, from 20.8% during 2006 as a result of the decreased revenue.
     Other expenses increased slightly to $3.9 million during the year ended December 31, 2007 from $3.7 million in 2006. In the year ended December 31, 2007, we recorded a surety bond accrual that did not exist in 2006. Due to the cessation of most development activity in Levitt and Sons’ projects, we evaluated Levitt Corporation’s exposure on the surety bonds and letters of credit supporting any Levitt and Sons projects based on indemnifications Levitt Corporation provided to the bond holders. Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, we could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, we recorded $1.8 million in surety bonds accrual related to certain bonds where management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements which did not exist in 2006. As part of the reductions in force discussed above and the Chapter 11 Cases, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to the vacated space will not be recovered and were written-off in the year ended December 31, 2007. These decreases were offset by the write-down of goodwill in 2006 of approximately $1.3 million associated with the Tennessee Homebuilding segment. In addition, title and mortgage expense decreased due to the decrease in closings.
     Bluegreen reported net income for the year ended December 31, 2007 of $31.9 million, as compared to net income of $29.8 million in 2006. In the first quarter of 2006, Bluegreen adopted SOP 04-02 and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which contributed to the slight increase in 2007. Our interest in Bluegreen’s income was $10.3 million for the year ended December 31, 2007 compared to $9.7 million in 2006.
     Interest and other income, net of interest expense decreased from $7.8 million during the year ending December 31, 2006 to $7.4 million during the same period in 2007. The decrease is due to an increase in interest expense in 2007. Interest incurred totaled $46.7 million and $40.5 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized in the year ended December 31, 2006, only $42.9 million was capitalized in 2007 due to a decreased level of development associated with a large portion of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was higher due to higher average debt balances for the year ended December 31, 2007 as compared to the same period in 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $17.9 million and $15.4 million, respectively. Interest expense was offset by higher forfeited deposits on cancelled contracts in our Homebuilding Division as well as higher interest income due to the investment of the proceeds from the Rights Offering.
     The benefit for income taxes had an effective rate of 9.0% in the year ended December 31, 2007 compared to 38.6% in the year ended December 31, 2006. The decrease in the effective tax rate is a result of recording a valuation allowance in the year ended December 31, 2007 for those deferred tax assets that are not expected to be recovered in the future. Due to the significant impairment charges recorded in the year ended December 31, 2007, the expected timing of the reversal of those impairment charges, and expected taxable losses in the foreseeable future, we do not believe at this time we will have sufficient taxable income to realize all of the deferred tax assets. At December 31, 2007, we had $102.6 million in gross deferred tax assets. After consideration of $24.0 million of

Real Estate Development (Continued)
deferred tax liabilities and the ability to carryback losses, a valuation allowance of $78.6 million was recorded. The increase in the valuation allowance from December 31, 2006 is $78.1 million.
     The income from discontinued operations, which relates to two commercial leasing projects at Core Communities, was $1.8 million in 2007 compared to a loss of $21,000 in 2006. The increase is due to increased commercial lease activity generating higher rental revenues.
For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     We incurred a consolidated net loss of $9.2 million for the year ended December 31, 2006 as compared to net income of $54.9 million in 2005, which represented a decrease in consolidated net income of $64.1 million, or 116.7%. This decrease was the result of decreased margins on sales of real estate across all operating segments due to increased cost of sales, and inventory impairments recorded in the year ended December 31, 2006 in the amount of $36.8 million, and higher selling and administrative expenses. There were no inventory impairments recorded in 2005, although we did write-off $467,000 in deposits. These increases in expenses were offset in part by an increase in sales of real estate. Further, Bluegreen Corporation experienced a decline in earnings in the year ended December 31, 2006 compared to the same period in 2005.
     Revenues from sales of real estate increased slightly from $558.1 million to $566.1 million for the year ended December 31, 2006 as compared to 2005. The increase was primarily attributable to an increase in the average selling prices of homes delivered by both segments of our Homebuilding Division offset in part by decreases in the sales of real estate for the Land Division and Other Operations for the year ended December 31, 2006. Homebuilding Division revenues increased from $438.4 million for the year ended December 31, 2005 to $500.7 million in 2006. During the year ended December 31, 2006, 1,660 homes were delivered compared to 1,789 homes delivered during 2005, however the average selling price of deliveries increased to $302,000 for the year ended December 31, 2006 from $245,000 in 2005. The increase in the average price of our homes delivered was the result of price increases initiated throughout 2005 due to strong demand, particularly in Florida. In the year ended December 31, 2005, the Land Division recorded land sales of $105.7 million compared to land sales of $69.8 million in 2006. The large decrease is attributable to a bulk land sale of 1,294 acres for $64.7 million recorded by the Land Division in the year ended December 31, 2005 compared to 371 total acres sold by the Land Division in 2006. Revenues for 2005 also reflect sales of flex warehouse properties as Levitt Commercial delivered 44 flex warehouse units at two of its development projects, generating revenues of $14.7 million. Levitt Commercial delivered 29 units during the year ended December 31, 2006 recording $11.0 million in revenues.
     Other revenues increased from $6.6 million during the year ending December 31, 2005 to $7.5 million in 2006. This change was primarily related to an increase in lease and irrigation revenue associated with our Land Division’s Tradition, Florida master-planned community.
     Cost of sales increased 18.4% to $483.0 million during the year ended December 31, 2006, as compared to 2005. The increase in cost of sales was due to increased revenues from real estate. In addition, the increase was due to impairment charges and inventory related valuation adjustments in the amount of $36.8 million in our Homebuilding Division. Projections of future cash flows related to the remaining assets in the Homebuilding Divisions were discounted and used to determine the estimated impairment charge. These adjustments were calculated based on market conditions at that time and assumptions made by our management, which may differ materially from actual results. In the second quarter of 2006, we recorded inventory impairment charges related to the Tennessee Homebuilding segment which have consistently delivered lower than expected margins. In the second quarter of 2006, key management personnel resigned and we faced increased start-up costs in the Nashville market. We also experienced a downward trend in home deliveries in our Tennessee Homebuilding segment during the second quarter and as a result of these factors, we recorded an impairment charge of approximately $4.7 million. In the fourth quarter of 2006, we recorded additional impairment charges of $29.7 million in both segments of the Homebuilding Division due to the continued downward trend in certain homebuilding markets. In addition to impairment charges, cost of sales increased due to higher construction costs. The increase in cost of sales in the Homebuilding Division was partially offset by lower cost of sales in the Land Division and Other Operations, based on the decrease in land sales recorded. Consolidated cost of sales as a percentage of related revenue was approximately 85.3% for the year ended December 31, 2006, as compared to approximately 73.1% in 2005. This increase adversely affected gross margin percentages across all business segments. This decrease in margin was

Real Estate Development (Continued)
attributable to the impairment charges, higher construction costs as well as lower land revenues recognized associated with pricing pressure on sales of land.
     Selling, general and administrative expenses increased $32.1 million to $119.3 million during the year ended December 31, 2006 compared to $87.2 million during 2005 as a result of higher employee compensation and benefits, advertising costs and professional services expenses. Employee compensation and benefits expense increased by approximately $7.1 million, from $42.5 million during the year ended December 31, 2005 to $49.6 million for 2006. This increase related to the number of employees increasing from 668 at December 31, 2005 to 698 at December 31, 2006. The employee count was as high as 765 as of June 30, 2006. These increases were primarily a result of the continued expansion of the Primary Homebuilding segment and Land Division activities into new geographic areas and enhanced support functions. Further, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in 2005. Additionally, other charges of $1.0 million consisted of employee related costs, including severance and retention payments relating to our Homebuilding Division. Advertising and outside broker expense increased approximately $8.6 million in the year ended December 31, 2006 compared to 2005 due to increased advertising costs for new communities opened during 2006 and increased advertising and increased costs to outside brokers associated with efforts to attract buyers in a challenging homebuilding market. Lastly, we experienced an increase in administrative costs of $2.8 million due to non-capitalizable consulting services performed during the year ended December 31, 2006 related to our financial systems implementation of a new technology and data platform for all of our operating entities. Effective October 2006, our segments, excluding our Tennessee Homebuilding segment began utilizing one system platform. The system implementation costs consisted of training and other validation procedures that were performed in the year ended December 31, 2006. Similar professional services costs were not incurred during the year ended December 31, 2005. As a percentage of total revenues, selling, general and administrative expenses increased to 20.8% during the year ended December 31, 2006, from 15.4% during the same period in 2005, due to the increases in overhead spending noted above, coupled with the decline in total revenues generated in our Land Division with no corresponding decrease in overhead costs. Management continues to evaluate overhead spending in an effort to align costs with backlog, sales and deliveries.
     Interest incurred and capitalized totaled $40.5 million for the year ended December 31, 2006 compared to $18.9 million in 2005. Interest incurred was higher due to higher outstanding debt balances, as well as an increase in the average interest rate on our variable-rate debt and new borrowings. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2006 and 2005 included previously capitalized interest of approximately $15.4 million and $9.0 million, respectively.
     Other expenses decreased to $3.7 million during the year ended December 31, 2006 from $4.9 million for the year ended December 31, 2005. The decrease was primarily attributable to a decrease of $677,000 in debt prepayment penalties that were incurred in 2005, a $830,000 litigation reserve recorded in 2005, and hurricane related expenses incurred during the year ended December 31, 2005 while no hurricane expenses were incurred in 2006. The decrease in other expenses was partially offset by goodwill impairment charges recorded in the year ended December 31, 2006 of approximately $1.3 million related to our Tennessee Homebuilding segment. In the second quarter of 2006, we determined the profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their estimated fair market value resulting in a write-off of goodwill.
     Bluegreen reported net income for the year ended December 31, 2006 of $29.8 million, as compared to net income of $46.6 million in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.7 million for the 2006 period compared to $12.7 million for the same period in 2005, net of purchase accounting adjustments and the cumulative effect of a 2005 restatement.
     Interest and other income, net of interest expense, decreased from $10.3 million during the year ending December 31, 2005 to $7.8 million during 2006. This change was primarily related to certain one time income items recorded in 2005 in the amount of $7.3 million, including a contingent gain receipt and the reversal of a $6.8 million construction related obligation which were not realized in 2006. These decreases were partially offset by higher income in 2006 related to a $1.3 million gain on sale of fixed assets from our Land Division, higher interest income generated by our

Real Estate Development (Continued)
various interest bearing deposits, and a $2.6 million increase in forfeited deposits realized by our Homebuilding Division.
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
     The loss from discontinued operations, which relates to two commercial leasing projects at Core Communities decreased $137,000 from $158,000 in the year ended December 31, 2005 to $21,000 in 2006. The decrease is due to increased commercial lease activity generating higher rental revenues.

Real Estate Development (Continued)
Land Division Results of Operations

				2007	2006
	Year Ended December 31,			vs. 2006	vs. 2005
	2007	2006	2005	Change	Change
	(Dollars in thousands)
Revenues

Sales of real estate	$16,567	69,778	105,658	(53,211)	(35,880)
Other revenues	2,893	2,063	924	830	1,139

Total revenues	19,460	71,841	106,582	(52,381)	(34,741)

Costs and expenses
Cost of sales of real estate	7,447	42,662	50,706	(35,215)	(8,044)
Selling, general and administrative expenses	17,240	13,305	11,918	3,935	1,387
Other expenses	—	—	1,177	—	(1,177)

Total costs and expenses	24,687	55,967	63,801	(31,280)	(7,834)

Interest and other income, net of interest expense	1,842	2,622	7,861	(780)	(5,239)

(Loss) income from continuing operations before income taxes	(3,385)	18,496	50,642	(21,881)	(32,146)
Provision for income taxes	(4,802)	(6,948)	(19,088)	2,146	12,140

(Loss) income from continuing operations	(8,187)	11,548	31,554	(19,735)	(20,006)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	1,765	(21)	(158)	1,786	137

Net (loss) income	$(6,422)	11,527	31,396	(17,949)	(19,869)

Operational data:
Acres sold	40	371	1,647	(331)	(1,276)
Margin percentage (a)	55.0%	38.9%	52.0%	16.1%	(13.1)%
Unsold saleable acres (b)	6,679	6,871	7,287	(192)	(416)
Acres subject to sales contracts — Third parties	259	74	246	185	(172)
Aggregate sales price of acres subject to sales contracts to third parties	77,888	21,124	39,283	56,764	(18,159)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.

(b)	Includes approximately 56 acres related to assets held for sale as of December 31, 2007.
          Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between 40.0% and 60.0% on Land Division sales, margins on land sales are likely to remain in the lower end, or even below, of the historical range given the downturn in the real estate markets and the significant decrease in demand in Florida. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other

Real Estate Development (Continued)
market factors. If the real estate markets deteriorate further, there is no assurance that we will be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.
          The value of acres subject to third party sales contracts increased from $21.1 million at December 31, 2006 to $77.9 million at December 31, 2007. This backlog consists of executed contracts and provides an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, contracts in the backlog are subject to cancellation.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          Revenues from sales of real estate decreased 76.3% to $16.6 million during the year ended December 31, 2007, compared to $69.8 million in 2006. Sales of real estate in Tradition, Florida for the year ended December 31, 2007 consisted of 37 acres with a net sales price of $12.7 million, net of deferrals related to percentage of completion accounting, as compared to 208 acres with a net sales price of $51.2 million in 2006. In 2007, demand for residential land in Tradition, Florida slowed dramatically. In addition, in the year ended December 31, 2007, we sold nine residential lots encompassing approximately three acres in Tradition Hilton Head with a net sales price of $1.1 million, net of deferrals related to percentage of completion accounting. This compares to sales to third parties in Tradition Hilton Head encompassing 10 acres with a net sales price of $4.7 million in the year ended December 31, 2006 and an additional 150 acres transferred to Carolina Oak which eliminated in consolidation. In addition, revenues for the year ended December 31, 2007 included “look back” provisions of $1.5 million compared to $870,000 in the year ended December 31, 2006. “Look back” revenue relates to incremental revenue received from homebuilders based on the final resale price to the homebuilder’s customer. We also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $1.3 million for the year ended December 31, 2007, of which $733,000 related to sales to affiliated segments and is eliminated in consolidation. There was no similar activity for the year ended December 31, 2006. Management continues to focus on commercial land sales and the leasing and development of its retail centers. At Tradition Hilton Head, management is completing the development of the initial phases of this master-planned community and expects a marketing launch in the spring of 2008.
          Other revenues increased approximately $800,000 to $2.9 million for the year ended December 31, 2007, compared to $2.1 million during 2006. This was due to increased revenues related to irrigation services provided to homebuilders, commercial users and the residents of Tradition, Florida, marketing income associated with Tradition, Florida, and rental revenues associated with our commercial leasing business.
          Cost of sales decreased $35.2 million to $7.5 million during the year ended December 31, 2007, as compared to $42.7 million for the same period in 2006 due to the decrease in sales of real estate.
          Margin percentage increased to 55.0% in the year ended December 31, 2007 from 38.9% in the year ended December 31, 2006. The increase in margin is primarily due to increased commercial sales in 2007 which generated a higher margin and 100% margin being realized on “lookback” revenue because the associated costs were fully expensed at the time of closing.
          Selling, general and administrative expenses increased 29.6% to $17.2 million during the year ended December 31, 2007 compared to $13.3 million in the same period in 2006. The increase is the result of higher employee compensation and benefits, increased operating costs associated with the commercial leasing business and increased other general and administrative costs. The number of full time employees increased to 67 at December 31, 2007, from 59 at December 31, 2006, as additional personnel were added to support development activity in Tradition Hilton Head. General and administrative costs increased due to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.
          Interest and other income, net of interest expense decreased from $2.6 million during the year ending December 31, 2006, to $1.8 million during 2007. Interest incurred for the years ended December 31, 2007 and 2006

Real Estate Development (Continued)
was $10.3 million and $5.1 million, respectively. Interest capitalized totaled $7.7 million for the year ended December 31, 2007 compared to $5.1 million during 2006. The interest expense in the year ended December 31, 2007 of approximately $2.6 million was attributable to funds borrowed by Core Communities but then loaned to Levitt Corporation. The capitalization of this interest occurred at the consolidated level and all intercompany interest expense and income was eliminated on a consolidated basis. As noted above, interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and an increase in the average interest rate on variable-rate debt. At the time of land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $66,000 and $443,000, respectively. Interest and other income also decreased by a gain on sale of fixed assets which totaled $1.3 million in the year ended December 31, 2006 compared to $20,000 in 2007. The decreases were slightly offset by an increase in inter-segment interest income associated with the aforementioned intercompany loan to Levitt Corporation (which is eliminated in consolidation).
          The income from discontinued operations, which relates to two commercial leasing projects at Tradition, Florida, was $1.8 million in 2007 compared to a loss of $21,000 in 2006. The increase is due to increased commercial lease activity generating higher rental revenues.
For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
          Revenues from sales of real estate decreased 34.0% to $69.8 million during the year ended December 31, 2006, from $105.7 million during 2005. During the year ended December 31, 2006, we sold 371 acres at an average margin of 38.9% as compared to 1,647 acres sold at an average margin of 52.0% for 2005. The decrease in revenue was primarily attributable to a large bulk sale of land adjacent to Tradition, Florida consisting of a total of 1,294 acres for $64.7 million, which occurred in the year ended December 31, 2005. Included in the 371 acres sold in 2006 are 150 acres transferred to Carolina Oak. Intercompany profits recognized by the Land Division are deferred until the homes are delivered on those properties to third parties, at which time the deferred profit is applied against consolidated cost of sales. During the year ended December 31, 2006, the Land Division’s intercompany sales amounted to $18.8 million, of which the $3.3 million profit was deferred at December 31, 2006, as compared to no intercompany sales in the year ended December 31, 2005.
          The increase in other revenues from $924,000 for the year ended December 31, 2005 to $2.1 million in 2006 related to increase marketing fees associated with cooperative marketing agreements with homebuilders and lease and irrigation income.
          Cost of sales decreased $8.0 million to $42.7 million during the year ended December 31, 2006, as compared to $50.7 million in 2005. The decrease in cost of sales was directly related to the decrease in revenues from the Land Division in 2006. This decrease was slightly offset by an increase in cost of sales due to lower margin sales in 2006. The large bulk sale that took place in 2005, which represented the majority of the sales activity in 2005, generated higher than normal margins for the year ended December 31, 2005. Cost of sales as a percentage of related revenue was approximately 61.1% for the year ended December 31, 2006 compared to 48.0% in 2005.
          Selling, general and administrative expenses increased 11.6% to $13.3 million during the year ended December 31, 2006, from $11.9 million during 2005. The increase primarily was a result of increases in compensation and other administrative expenses attributable to increased headcount in support of our expansion into the South Carolina market, and commercial development, commercial leasing and irrigation activities. Additionally, we incurred increases in Florida property taxes, advertising and marketing costs, and depreciation associated with commercial projects being developed internally. These increases were slightly offset by lower incentive compensation associated with significant operating losses in the year ended December 31, 2006 compared to 2005. As a percentage of total revenues, our selling, general and administrative expenses increased to 18.5% during the year ended December 31, 2006, from 11.2% during 2005. The large variance is attributable to the large land sale that occurred in the year ended December 31, 2005 which resulted in a large increase in revenue without a corresponding increase in selling, general and administrative expenses due to the fixed nature of many of the Land Division’s expenses.

Real Estate Development (Continued)
          Interest incurred and capitalized during the years ended December 31, 2006 and 2005 was $5.1 million and $2.4 million, respectively. Interest incurred was higher in 2006 due to higher outstanding balances of notes and mortgage notes payable, as well as increases in the average interest rate on our variable-rate debt. Cost of sales of real estate during the year ended December 31, 2006 included previously capitalized interest of $443,000, compared to $743,000 during 2005.
          The decrease in interest and other income from $7.9 million for the year ended December 31, 2005 to $2.6 million in 2006 is related to a reversal of a construction related obligation recorded in 2005 in the amount of $6.8 million. This item was not present in 2006. This decrease was partially offset by a $1.3 million gain on sale of fixed assets and higher interest income generated by our various interest bearing deposits.
          The loss from discontinued operations, relates to two commercial leasing projects at Core Communities decreased $137,000 from $158,000 in the year ended December 31, 2005 to $21,000 in the year ended December 31, 2006. The decrease in the loss from discontinued operations is due to increased commercial lease activity generating higher rental revenues.
Other Operations Results of Operations

				2007	2006
	Year Ended December 31,			Vs. 2006	Vs. 2005
	2007	2006	2005	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$6,574	11,041	14,709	(4,467)	(3,668)
Other revenues	952	1,435	1,963	(483)	(528)

Total revenues	7,526	12,476	16,672	(4,950)	(4,196)

Costs and expenses
Cost of sales of real estate	16,793	11,649	12,520	5,144	(871)
Selling, general and administrative expenses	32,508	28,174	17,841	4,334	10,333
Other expenses	2,390	8	72	2,382	(64)

Total costs and expenses	51,691	39,831	30,433	1,860	9,398

Earnings from Bluegreen Corporation	10,275	9,684	12,714	591	(3,030)
Interest and other income, net of interest expense	6,294	4,059	2,108	2,235	1,951

(Loss) income before income taxes	(27,596)	(13,612)	1,061	(13,984)	(14,673)
Benefit (provision) for income taxes	34,297	5,639	(378)	28,658	6,017

Net income (loss)	$6,701	(7,973)	683	14,674	(8,656)

          Other Operations include all other Company operations, including Levitt Commercial, parent company general and administrative expenses, earnings from our investment in Bluegreen and earnings (loss) from investments in various real estate projects and trusts. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of December 31, 2007. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in an impairment charge on our investment against our future results of operations. For a complete discussion of Bluegreen’s results of operations and financial position, we refer you to Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2007,as filed with the SEC, and the financial statement contained herein, as filed as an Exhibit 99.1 to this Form 10-K.

Real Estate Development (Continued)
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          Revenue from sales of real estate was $6.6 million in the year ended December 31, 2007 compared to $11.0 million in the year ended December 31, 2006. Levitt Commercial delivered 17 flex warehouse units in 2007 while 29 units were delivered during 2006. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007, and we have no current plans for future sales from Levitt Commercial.
          Other revenues decreased to $952,000 in the year ended December 31, 2007 from $1.4 million in 2006 due to the reduction in leasing revenue received from the sub-tenant in the corporate headquarters building. The sub-tenant leased space in our headquarters building and returned a portion of this space to us in the fourth quarter of 2006, which we now occupy. We are planning to seek to lease to third parties this space in 2008 and relocate to smaller space due to the number of employees we have remaining at this facility.
          Cost of sales of real estate increased to $16.8 million during the year ended December 31, 2007, as compared to $11.6 million during the year ended December 31, 2006 due to an increase of $9.3 million in capitalized interest impairment charges. This increase was offset in part by a decrease of $3.8 million in cost of sales related to fewer deliveries of commercial warehouse units, as we delivered 12 fewer flex warehouse units in the year ended December 31, 2007 as compared to 2006. In addition, interest in Other Operations is amortized to cost of sales in accordance with the relief rate used in the Company’s operating segments, and due to the lower sales in 2007, the operating segments experienced decreased interest amortization which resulted in less amortization by the Other Operations segment.
          Bluegreen reported net income for the year ended December 31, 2007 of $31.9 million, as compared to net income of $29.8 million in 2006. In the first quarter of 2006, Bluegreen adopted SOP 04-02 and recorded a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million, which contributed to the slight increase in 2007. Our interest in Bluegreen’s income was $10.3 million for the year ended December 31, 2007 compared to $9.7 million in 2006.
          Selling, general and administrative expenses increased $4.3 million to $32.5 million during the year ended December 31, 2007 compared to $28.2 million in 2006. The increase was attributable to $5.1 million of restructuring related charges associated with Levitt Corporation and Levitt and Sons employees. In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Levitt Corporation primarily as a result of the Chapter 11 Cases. Levitt Corporation recorded approximately $2.4 million in the year December 31, 2007 of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which could be paid by Levitt and Sons to those employees. The restructuring related expenses were slightly offset by lower stock based compensation and annual incentive compensation expense as a result of the multiple reductions in force that occurred in 2007 and significant operating losses in 2007. The decrease in non-cash stock based compensation expenses is attributable to the large number of employee terminations that occurred in 2007 which resulted in a reversal of stock compensation amounts previously accrued. The reversal related to forfeited options in connection with the terminations.
          Other expenses increased to $2.4 million during the year ended December 31, 2007 from $8,000 in 2006. In the year ended December 31, 2007, we recorded a surety bond accrual that did not exist in 2006. Due to the cessation of most development activity in Levitt and Sons’ projects, we evaluated Levitt Corporation’s exposure on the surety bonds and letters of credit supporting any Levitt and Sons projects based on indemnifications Levitt Corporation provided to the bond holders. As of December 31, 2007, we recorded $1.8 million in surety bonds accrual related to certain bonds where management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements which also did not exist in 2006. As part of the reductions in force discussed above and the Chapter 11 Cases, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to this vacated space will not be recovered and were written off in the year ended December 31, 2007.

Real Estate Development (Continued)
          Interest and other income, net of interest expense was approximately $6.3 million for the year ended December 31, 2007 compared to $4.1 million in 2006. This increase was primarily the result of the Rights Offering we completed in October 2007, the proceeds of which resulted in higher average cash balances at the parent company in the year ended December 31, 2007 which generated higher interest income, as well as interest income related to intersegment loans to the Primary and Tennessee Homebuilding segments which were eliminated in consolidation. This increase was partially offset by an increase in interest expense. Interest incurred in Other Operations was approximately $10.8 million and $7.4 million for the year ended December 31, 2007 and 2006, respectively. While all interest was capitalized in the year ended December 31, 2006, $9.8 million was capitalized in 2007 due to a decreased level of development associated with a large portion of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. The increase in interest incurred was attributable to an increase in the average balance of our borrowings as a result of our issuance of trust preferred securities during 2006, and the aforementioned funds borrowed by Core Communities but then loaned to Levitt Corporation.
For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
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
          Bluegreen reported net income for the year ended December 31, 2006 of $29.8 million, as compared to net income of $46.6 million in 2005. Our interest in Bluegreen’s earnings, net of purchase accounting adjustments, was $9.7 million for the year ended December 31, 2006 compared to $12.7 million in 2005.
          Selling, general and administrative expense increased 57.9% to $28.2 million during the year ended December 31, 2006, from $17.8 million during 2005. The increase was a result of higher employee compensation and benefits, recruiting expenses, and professional services expenses. Employee compensation costs increased by approximately $4.4 million from $7.4 million during the year ended December 31, 2005 to $11.8 million in 2006. The increase related to the increase in the number of full time employees to 63 at December 31, 2006 from 46 at December 31, 2005. Additionally, approximately $3.1 million of the increase in compensation expense was associated with non-cash stock-based compensation for which no expense was recorded in 2005. We experienced an increase in professional services due to non-capitalizable consulting services performed in the year ended December 31, 2006 related to our systems implementation. The system implementation costs and merger related costs did not exist in the year ended December 31, 2005. These increases were partially offset by decreases in bonus expense of approximately $1.0 million from the year ended December 31, 2005 due to decreased profitability.
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

Real Estate Development (Continued)
Primary Homebuilding Segment Results of Operations

				2007	2006
	Year Ended December 31,			vs. 2006	vs. 2005
	2007	2006	2005	Change	Change
		(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$345,666	424,420	352,723	(78,754)	71,697
Other revenues	2,243	4,070	3,750	(1,827)	320

Total revenues	347,909	428,490	356,473	(80,581)	72,017

Costs and expenses
Cost of sales of real estate	501,206	367,252	272,680	133,954	94,572
Selling, general and administrative expenses	61,568	65,052	46,917	(3,484)	18,135
Other expenses	1,539	2,362	3,606	(823)	(1,244)

Total costs and expenses	564,313	434,666	323,203	129,647	111,463

Interest and other income, net of interest expense	(325)	2,982	639	(3,307)	2,343

(Loss) income before income taxes	(216,729)	(3,194)	33,909	(213,535)	(37,103)
Benefit (provision) for income taxes	1,396	1,508	(12,270)	(112)	13,778

Net (loss) income	$(215,333)	(1,686)	21,639	(213,647)	(23,325)

Operational data:
Homes delivered	998	1,320	1,338	(322)	(18)
Construction starts	558	1,445	1,212	(887)	233
Average selling price of homes delivered	$338,000	322,000	264,000	16,000	58,000
Margin percentage (a)	(45.0)%	13.5%	22.7%	(58.5)%	(9.2)%
Gross sales contracts (units)	765	1,108	1,398	(343)	(290)
Sales contracts cancellations (units)	382	261	109	121	152
Net orders (units)	383	847	1,289	(464)	(442)
Net orders (value)	$94,782	324,217	448,207	(229,435)	(123,990)
Backlog of homes (units)	—	1,126	1,599	(1,126)	(473)
Backlog of homes (value)	$—	411,578	512,140	(411,578)	(100,562)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our financial statements. Therefore, the financial data and comparative analysis in the table above reflects operations through November 9, 2007 in the Primary Homebuilding segment compared to full year results of operations in 2006 and 2005, with the exception of Carolina Oak the results of which are included in the above results for the full year in 2007 since this subsidiary is not part of the Chapter 11 Cases. Carolina Oak is still in the early stages of development, and therefore its results of operations are immaterial to the segment, but have been included in the Primary Homebuilding segment because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects within this segment that existed in 2006 and 2007.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenues from sales of real estate decreased 18.6% or $78.8 million to $345.7 million during the year ended December 31, 2007, from $424.4 million during 2006 despite the increase in average sales price of deliveries from $322,000 in 2006 to $338,000 in 2007.  During the year ended December 31, 2007, 998 homes were delivered compared to 1,320 homes delivered during 2006.  The decrease in units delivered was partially offset by increased land sales. We recognized $8.0 million of revenue attributable to the sale of land that management decided not to develop further, while there were no land sales in 2006.

Real Estate Development (Continued)
     Other revenues decreased $1.8 million to $2.2 million for the year ended December 31, 2007, compared to $4.1 million during 2006. Other revenues in the Primary Homebuilding segment decreased due to lower revenues from our title company due to fewer closings.
     Cost of sales increased to $501.2 million during the year ended December 31, 2007, compared to $367.3 million for 2006. The increase was primarily due to the increased impairment charges on inventory of real estate and an increase in cost of sales associated with the land sale that occurred in the year ended December 31, 2007 slightly offset by a decrease in cost of sales due to a fewer number of deliveries. Impairment charges were $206.4 million in the year ended December 31, 2007 compared to $31.1 million in impairment charges in 2006.
     Margin percentage (defined as sales of real estate minus cost of sales of real estate, divided by sales of real estate) declined to a negative 45.0% in the year ended December 31, 2007 from 13.5% in the year ended December 31, 2006 mainly attributable to the impairment charges recorded in the year ended December 31, 2007. Margin percentage excluding impairments declined from 20.8% in the year ended December 31, 2006 to 14.7% during the year ended December 31, 2007.  This decline was primarily attributable to significant discounts offered in an effort to reduce cancellations and to encourage buyers to close, and aggressive pricing discounts on spec units as well as lower margin earned on the $8.0 million land sale mentioned above.
     Selling, general and administrative expenses decreased 5.4% to $61.6 million during the year ended December 31, 2007, compared to $65.1 million in 2006 primarily as a result of lower employee compensation and benefits expense and decreased office and administrative expenses as a result of the multiple reductions in force that occurred in 2007. In addition, there was no annual incentive compensation recorded in 2007 for the Primary Homebuilding segment. In addition, Levitt and Sons was deconsolidated as of November 9, 2007 and the selling, general and administrative expenses of Levitt and Sons are reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were offset in part by increased legal costs primarily related to the preparation of the Chapter 11 Cases. As a percentage of total revenues, selling, general and administrative expense was approximately 17.7% for the year ended December 31, 2007 compared to 15.2% in 2006.
     Other expenses of $1.5 million decreased during the year ended December 31, 2007 from $2.4 million in 2006 as a result of a decrease in title and mortgage expense. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally.  These costs were lower in 2007 due to the decrease in closings.
     Interest and other income, net of interest expense decreased from income of $3.0 million during the year ended December 31, 2006 to expense of $325,000 during 2007.  This change was primarily related to interest expense. Interest incurred totaled $31.2 million and $27.2 million for the years ended December 31, 2007 and 2006, respectively.  While all interest was capitalized during the year ended December 31, 2006, $23.9 million in interest was capitalized during the year ended December 31, 2007 due to a decreased level of development occurring in the projects in the Primary Homebuilding segment in 2007 which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred increased as a result of higher average debt balances for the year ended December 31, 2007 as compared to 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $14.1 million and $9.7 million, respectively. Interest expense was slightly offset by an increase in forfeited deposits of $3.5 million resulting from increased cancellations of home sale contracts.
For the Year Ended December 31, 2006 Compared to the Year ended December 31, 2005
     Revenues from home sales in our Primary Homebuilding segment increased 20.3% to $424.4 million during the year ended December 31, 2006, from $352.7 million during 2005. The increase was the result of an increase in average sale prices on home deliveries, which increased to $322,000 for the year ended December 31, 2006, compared to $264,000 during 2005. Since our typical sale to delivery cycle lasted between 12 and 15 months,

Real Estate Development (Continued)
much of the increase in average sales price on deliveries was attributable to the price increases in 2005 which we were able to maintain through the first half of 2006. The increase in sales prices was partially offset by a decrease in the number of deliveries which declined slightly to 1,320 homes during the year ended December 31, 2006 from 1,338 homes during 2005.
     The value of net orders in our Primary Homebuilding segment decreased to $324.2 million during the year ended December 31, 2006, from $448.2 million during 2005. During the year ended December 31, 2006, net unit orders decreased to 847 units from 1,289 units during 2005 as a result of reduced traffic and lower conversion rates as well as an increase in order cancellations. The decrease in net orders was partially offset by the average sales price increasing 10.1% during the year ended December 31, 2006 to $383,000, from $348,000 in 2005. Higher average selling prices are primarily a reflection of price increases that were implemented in 2005 and maintained in the first half of 2006, as well as the product mix of sales being generated from projects with higher average sales prices. In 2006, Primary Homebuilding had 1,108 gross sales contracts with 261 cancellations (a 24% cancellation rate) compared to 1,398 gross sales contracts with 109 cancellations (an 8% cancellation rate) for 2005. The increase in cancellations was pervasive in our Florida markets and was attributed primarily to adverse market conditions in Florida and the overall residential market.
     Cost of sales in our Primary Homebuilding segment increased $94.6 million to $367.3 million during the year ended December 31, 2006, from $272.7 million during 2005. The increase in cost of sales is due to the increase in revenue from home sales as well as impairment charges and inventory related valuation adjustments recorded in the amount of $31.1 million. Cost of sales also increased due to higher construction costs related to longer cycle times and increased carrying costs.
     Margin percentages declined in the Primary Homebuilding segment during the year ended December 31, 2006 to 13.5%, from 22.7% during 2005. There were no impairment charges recorded in 2005, although we did write-off $457,000 in deposits. Gross margin excluding inventory impairments was 20.8% in 2006 compared to a gross margin of 22.7% in 2005. The decline was associated with higher construction costs in 2006 compared to 2005.
     Selling, general and administrative expenses in our Primary Homebuilding segment increased 38.7% to $65.1 million during the year ended December 31, 2006, as compared to $46.9 million during 2005 primarily as a result of higher employee compensation and benefits expense, recruiting costs, higher outside sales commissions, increased advertising, and costs of expansion throughout Florida, Georgia and South Carolina. Employee compensation costs increased by approximately $4.5 million, from $26.1 million during the year ended December 31, 2005 to $30.6 million in 2006 mainly attributable to higher average headcount, which reached 581 employees as of June 30, 2006, before totaling 536 employees as of December 31, 2006. There were 506 employees at December 31, 2005. During 2006, we reduced headcount throughout the Primary Homebuilding segment and, in connection with these reductions, we incurred charges for employee related costs, including severance and retention payments. Employee cost increases were offset in part by a reduction in incentive compensation in 2006 associated with the decrease in profitability in the year ended December 31, 2006 as compared to 2005. Selling costs were higher in 2006 by $8.8 million, primarily associated with higher broker commissions earned, increased sales expenses associated with efforts to attract buyers in a challenging homebuilding market and increased headcount associated with the expansion into new markets discussed above. Additionally, legal fees associated with litigation increased for the year ended December 31, 2006 as compared to 2005. As a percentage of total revenues, selling, general and administrative expense was approximately 15.2% for the year ended December 31, 2006 compared to 13.2% in 2005.
     Other expenses decreased 34.6% to $2.4 million during the year ended December 31, 2006 from $3.6 million in 2005. The decrease in other expenses related to an $830,000 reserve recorded in 2005 to account for our share of costs associated with a litigation settlement and a decrease in title and mortgage expense of approximately $414,000 compared to 2005.
     Interest incurred and capitalized on notes and mortgages payable totaled $27.2 million during the year ended December 31, 2006, compared to $11.0 million in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings as well as a $149.6 million increase in our borrowings

Real Estate Development (Continued)
from December 31, 2005. Cost of sales of real estate associated with previously capitalized interest totaled $9.7 million during the year ended December 31, 2006 as compared to $4.7 million in 2005.
Tennessee Homebuilding Segment Results of Operations

				2007	2006
	Year Ended December 31,			vs. 2006	vs. 2005
	2007	2006	2005	Change	Change
		(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$42,042	76,299	85,644	(34,257)	(9,345)

Total revenues	42,042	76,299	85,644	(34,257)	(9,345)

Costs and expenses
Cost of sales of real estate	51,360	72,807	74,328	(21,447)	(1,521)
Selling, general and administrative expenses	5,010	12,806	10,486	(7,796)	2,320
Other expenses	—	1,307	—	(1,307)	1,307

Total costs and expenses	56,370	86,920	84,814	(30,550)	2,106

Interest and other income, net of interest expense	(68)	127	188	(195)	(61)

(Loss) income before income taxes	(14,396)	(10,494)	1,018	(3,902)	(11,512)
(Provision) benefit for income taxes	(1,700)	3,241	(421)	(4,941)	3,662

Net (loss) income	$(16,096)	(7,253)	597	(8,843)	(7,850)

Operational data:
Homes delivered	146	340	451	(194)	(111)
Construction starts	171	237	450	(66)	(213)
Average selling price of homes delivered	$205,000	224,000	190,000	(19,000)	34,000
Margin percentage (a)	(22.2)%	4.6%	13.2%	(26.8)%	(8.6)%
Gross sales contracts (units)	266	412	641	(146)	(229)
Sales contracts cancellations (units)	156	143	163	13	(20)
Net orders (units)	110	269	478	(159)	(209)
Net orders (value)	$20,621	57,776	98,838	(37,155)	(41,062)
Backlog of homes (units)	—	122	193	(122)	(71)
Backlog of homes (value)	$—	26,662	45,185	(26,662)	(18,523)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
     As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our financial statements. Therefore, the financial data and comparative analysis in the above table reflects the operations of the Tennessee Homebuilding segment through November 9, 2007 compared to full year results of operations in 2006 and 2005.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenues from sales of real estate decreased to $42.0 million during the year ended December 31, 2007, from $76.3 million during 2006. During the year ended December 31, 2007, 146 homes were delivered at an average sales price of $205,000 as compared to 340 homes delivered at an average price of $224,000 during the year ended December 31, 2006. The average sales prices of homes delivered in 2007 declined due to the product mix sold, discounts on deliveries, and aggressive pricing on spec sales. This decrease was offset by an increase of $11.1 million of revenue recognized related to a land sale that occurred in the year ended December 31, 2007 related to property that management decided to not develop further. There were no land sales in 2006. Additionally, included in revenues are certain lot sales occurring in the year ended December 31, 2007.

Real Estate Development (Continued)
     Cost of sales of real estate decreased 29.5% to $51.4 million during the year ended December 31, 2007, as compared to $72.8 million during 2006 due to a decrease in home deliveries. The decrease in home deliveries was offset by increased impairment charges related to inventory, and increased cost of sales associated with land sales. Included in cost of sales in the year ended December 31, 2007 was $11.1 million associated with land sales. There were no land sales in 2006. In addition, impairment charges increased $5.5 million from $5.7 million in the year ended December 31, 2006 to $11.2 million in the year ended December 31, 2007.
     Margin percentage decreased to a negative margin of 22.2% in the year ended December 31, 2007 from 4.6% in the year ended December 31, 2006.  The decrease in margin percentage was primarily attributable to impairment charges, which increased by $5.5 million in the year ended December 31, 2007 compared to 2006.  Margin percentage excluding impairment charges declined from 12.0% during the year ended December 31, 2006 to 4.6% during the year ended December 31, 2007 due to the mix of homes delivered with lower average selling prices and minimal to no margin being generated on the land or lot sales that occurred during the period.
     Selling, general and administrative expenses decreased $7.8 million to $5.0 million during the year ended December 31, 2007 compared to $12.8 million during 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs. The decrease in employee compensation and benefits is mainly a result of the multiple reductions in force that occurred in 2007 in connection with the filing of the Chapter 11 Cases. Decreased broker commission costs were due to lower revenues generated in the year ended December 31, 2007 compared to 2006 and the decreases associated with marketing and advertising are attributable to a decreased focus in 2007 on advertising in the Tennessee market. In addition, selling, general and administrative expenses related to the Tennessee Homebuilding segment are reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were offset in part by increased severance related expense related to Tennessee employees, payroll taxes and other benefits associated with the terminations that occurred in 2007.
     There were no other expenses in the year ended December 31, 2007 compared to $1.3 million in 2006. Other expenses in the year ended December 31, 2006 reflect the write-off of $1.3 million in goodwill related to the Bowden acquisition.
     Interest incurred totaled $1.9 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively.  While all interest was capitalized during the year ended December 31, 2006, $1.8 million in interest was capitalized during the year ended December 31, 2007 due to the decreased level of development in the projects in this segment in 2007 which resulted in less assets being qualified for interest capitalization. Interest incurred decreased as a result of lower average debt balances for the year ended December 31, 2007 as compared to 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $1.3 million and $2.1 million, respectively.
For the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Revenues from home sales decreased 10.9% to $76.3 million during the year ended December 31, 2006, from $85.6 million during 2005. The decrease is the result of a decrease in the number of deliveries which declined to 340 homes during the year ended December 31, 2006 from 451 homes during 2005 partially offset by an increase in average sales prices on homes delivered, which increased to $224,000 for the year ended December 31, 2006, compared to $190,000 during 2005.
     The value of net orders decreased to $57.8 million during the year ended December 31, 2006, from $98.8 million during 2005. During the year ended December 31, 2006, net unit orders decreased to 269 units, from 478 units during 2005 as a result of reduced traffic and lower conversion rates. The decrease in net orders was partially offset by the average sales price on new orders increasing 3.9% during the year ended December 31, 2006 to $215,000, from $207,000 during 2005. Higher average selling prices are primarily a reflection of the homes sold in certain projects in 2006. In 2006, the Tennessee Homebuilding segment had 412 gross sales contracts with 143

Real Estate Development (Continued)
cancellations (a 35% cancellation rate) compared to 641 gross sales contracts with 163 cancellations (a 25% cancellation rate) for 2005.
     Cost of sales decreased $1.5 million to $72.8 million during the year ended December 31, 2006, from $74.3 million during 2005. The decrease in cost of sales is due to the decreased number of deliveries, offset in part by an increase in impairment charges and inventory related valuation adjustments in the amount of $5.7 million.
     Margin percentage declined during the year ended December 31, 2006 to 4.6%, from 13.2% during 2005. There were no impairment charges recorded in 2005, although we did write-off $10,000 in deposits. Gross margin excluding inventory impairments was 12.0% compared to a gross margin of 13.2% in 2005. The decline was associated with higher construction costs in 2006 compared to 2005.
     Selling, general and administrative expenses increased 22.1% to $12.8 million during the year ended December 31, 2006, as compared to $10.5 million during 2005 primarily as a result of higher employee compensation and benefits expense, costs of expansion into the Nashville market and increased marketing and selling costs. During 2006, we reduced headcount in the Tennessee Homebuilding segment and in connection with these reductions we incurred charges for employee related costs, including severance and retention payments. As a percentage of total revenues, selling, general and administrative expense was approximately 16.8% for the year ended December 31, 2006 compared to 12.2% in 2005.
     Other expense of $1.3 million for the year ended December 31, 2006 related to the write-off of goodwill associated with the Bowden acquisition as compared to no expense recorded in 2005.
     Interest incurred and capitalized on notes and mortgages payable totaled $2.7 million during the year ended December 31, 2006, compared to $1.1 million in 2005. Interest incurred increased as a result of an increase in the average interest rate on our variable-rate borrowings. Cost of sales of real estate associated with previously capitalized interest totaled $2.1 million during the year ended December 31, 2006 as compared to $1.6 million for 2005.
FINANCIAL CONDITION
     Our total assets at December 31, 2007 and 2006 were $712.9 million and $1.1 billion, respectively of which $195.2 million and $48.4 million was cash and cash equivalents at December 31, 2007 and 2006, respectively. At December 31, 2006, $706.5 million of assets related to Levitt and Sons. Excluding assets from Levitt and Sons at December 31, 2006, total assets related to our ongoing operations increased by $314.6 million at December 31, 2007 from December 31, 2006. The changes in total assets, excluding Levitt and Sons, primarily resulted from:
•	a net increase in inventory of real estate of approximately $69.8 million, primarily related to the Land Division’s development activities and the acqusition of Carolina Oak;

•	an increase of $41.8 million in property and equipment and assets held for sale associated with increased investment in commercial properties under construction by our Land Division and support for infrastructure in our master-planned communities;

•	a net increase of approximately $9.0 million in our investment in Bluegreen associated primarily with $10.3 million of earnings from Bluegreen (net of purchase accounting adjustments);

•	a net increase in cash and cash equivalents of $146.8 million, which resulted from cash provided by financing activities of $228.5 million, offset by cash used in operations and investing activities of $36.7 million and $45.0 million, respectively. The increase in financing activities relates to the $152.8 million of proceeds from the Rights Offering, as well as increases in our borrowings associated with commercial and residential development; and

•	An increase in our current tax asset of $22.8 million related to tax benefits incurred due to the net operating losses recorded in 2007.

Real Estate Development (Continued)
     Total liabilities at December 31, 2007 and December 31, 2006 were $451.7 million and $747.4 million, respectively. At December 31, 2006, $511.5 million of liabilities was related to Levitt and Sons. Excluding liabilities related to Levitt and Sons at December 31, 2006, total liabilities related to our ongoing operations increased by $215.8 million at December 31, 2007 from December 31, 2006. The changes in total liabilities, excluding Levitt and Sons, primarily resulted from:
•	a net increase in notes and mortgage notes payable of $156.0 million, primarily related to project debt associated with land development activities and the acquisition of Carolina Oak;

•	an increase of $55.2 million associated with the loss in excess of the investment in Levitt and Sons created as a result of Levitt and Sons declaring bankruptcy on November 9, 2007; and

•	The above increases were partially offset by a decrease in our deferred tax liability of $12.8 million.
LIQUIDITY AND CAPITAL RESOURCES
     We have taken steps throughout 2007 to address the challenging real estate environment and we continue to work to improve operational cash flows and increase our sources of financing. We implemented reductions in force throughout 2007 in order to align staffing levels with current market conditions and our business goals and strategies. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated current liquidity needs.
     Management assesses the Company’s liquidity in terms of the Company’s ability to generate cash to fund its operating and investment activities.  During the year ended December 31, 2007, our primary sources of funds were the proceeds from our Rights Offering, the proceeds from the sale of real estate inventory and borrowings from financial institutions. We intend to use available cash and our borrowing capacity to implement our business strategy of pursuing investment opportunities, continuing the development of our master-planned communities, operating efficiently and effectively, and utilizing community development districts to fund development costs. We also will use cash available to repay borrowings and to pay operating expenses.
     The Company separately manages liquidity at the Levitt Corporation parent level and at the operating subsidiary level, consisting primarily of Core Communities. Subsidiary operations are generally financed using operating assets as loan collateral and many of the financing agreements in place contain covenants at the subsidiary level. Parent company guarantees are rarely provided and when provided, are provided on a limited basis.
     Levitt Corporation is primarily a holding company, and in light of the cash needs of Core Communities and Bluegreen’s history of not paying dividends, it is not anticipated that Levitt Corporation will receive sufficient dividends or other payments from its subsidiaries or investment income from its investments to cover its overhead costs for the foreseeable future.
Levitt Corporation (Parent level)
     At December 31, 2007, Levitt Corporation had approximately $162.0 million of cash and $137.8 million of outstanding debt. On October 1, 2007, Levitt Corporation completed a Rights Offering to its shareholders which generated cash proceeds of approximately $152.8 million
Debt principally consisted of :
•	approximately $85.1 million of junior subordinated debentures associated with the issuance of Trust Preferred Securities;

•	approximately $746,000 in subordinated investment notes which are unsecured and do not contain any financial covenants;

•	approximately $39.7 million in debt in connection with the loan assumption related to Carolina Oak; and

•	approximately $12.0 million in debt consisting principally of secured financing on our Corporate headquarters building.

Real Estate Development (Continued)
     On October 25, 2007, Levitt Corporation acquired from Levitt and Sons the membership interests in Carolina Oak which owns a 150 acre parcel in Tradition Hilton Head. Levitt Corporation became the obligor for the entire outstanding balance of $34.1 million under the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”). The Carolina Oak Loan was modified in connection with the acquisition. Levitt Corporation was previously a guarantor of this loan and as partial consideration for the Carolina Oak Loan, the membership interest of Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. The outstanding balance under the Carolina Oak Loan may be increased by approximately $11.2 million to fund certain infrastructure improvements and to complete the construction of fourteen residential units currently under construction. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (7.25% at December 31, 2007) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including the lender’s right to accelerate the debt upon a material adverse change with respect to Levitt Corporation. At December 31, 2007, there was no immediate availability to draw on this facility based on available collateral.
     On February 14, 2008, Bluegreen announced that it intends to pursue a rights offering to its shareholders for up to $100 million of its common stock.  We currently intend to participate in this rights offering which could result in a substantial additional investment in Bluegreen.
     At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on Levitt Corporation and its results of operations, cash flows or financial condition. At the time of deconsolidation, November 9, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due from Levitt and Sons of $67.8 million at Levitt Corporation resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Levitt Corporation has also incurred certain administrative costs in the amount of $1.4 million related to Post Petition Services. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to creditors in the Chapter 11 Cases.  Levitt and Sons may not have sufficient assets to repay Levitt Corporation for advances made to Levitt and Sons or the Post Petition Services and it is likely that some, if not all, of these amounts will not be recovered. In addition, Levitt Corporation files a consolidated federal income tax return. At December 31, 2007, Levitt Corporation had a federal income tax receivable of $27.4 million as a result of losses incurred which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Creditors Committee has advised that they believe the creditors are entitled to share in a portion of the refund and have asserted a claim against an unstated amount of this refund.
Core Communities
     At December 31, 2007, Core had approximately $33.1 million of cash as well as immediate availability under its various lines of credit of $19.0 million, and $216.0 million in outstanding debt including liabilities assocated with assets held for sale. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the master community infrastructure. Sales in Tradition Hilton Head have been limited to golf course lots sold to various builders and an intercompany land sale in December 2006 (see Item 1. Business — Recent Developments – Acquisition of Carolina Oak Homes LLC). Recent investments in Tradition, Florida have been primarily to build infrastructure to support the master-planned community and the sale of various commercial land parcels. The current investment in land and development, as well as property and equipment has been financed primarily through a combination of secured borrowings, which totaled $212.7 million at December 31, 2007, and proceeds from bonds issued by community development districts and special assessment districts which support the development of infrastructure improvements while burdening the developed property with long-term tax assessments. This financing at December 31, 2007 consisted of district bonds totaling $218.7 million with approximately $82.9 million currently outstanding and approximately $129.5 million available to fund future development expenditures. These bonds are further discussed below in “Off Balance Sheet Arrangements and Contractual Obligations”. The availability of tax-exempt bond financing to fund infrastructure development at our master-planned communities may be affected by recent disruptions in credit markets, including the municipal bond market, by general economic conditions and by

Real Estate Development (Continued)
fluctuations in the real estate market. If we are not able to access this type of financing, we would be forced to obtain substitute financing, which may not be available on terms favorable to the Company, or at all. If we are not able to obtain financing for infrastructure development, we would be forced to use our own funds or delay development activity at our master-planned communities.
     Core’s borrowing agreement requires repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in its borrowing agreement that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. In the event that agreed upon sales targets are not met in Tradition Hilton Head, total curtailment payments during 2008 could amount to $34.2 million. In January 2008, a $14.9 million curtailment payment was paid and an additional $19.3 million would be due in June 2008, if actual sales continue to be below the contractual requirements of the development loan.
     In March 2008, Core agreed to the termination of a $20 million line of credit after the lender expressed its concern that Levitt and Sons’ bankruptcy may have resulted in a technical default by virtue of language in the facility regarding “affiliates”. At December 31, 2007, no amounts were outstanding under the $20 million facility other than a $122,000 outstanding letter of credit which was secured by a cash deposit in March 2008. There have been no funds drawn subsequent to December 31, 2007. The lender has agreed to honor two construction loans to a subsidiary of Core totaling $11.7 million provided that the borrowings are paid in full at maturity and has waived any technical defaults under the loans arising from Levitt and Sons’ bankruptcy through the maturity dates of the loans.
     Additionally, Core has undertaken construction projects on certain commercial land parcels within its developments. At December 31, 2007, Core had incurred debt of $79.0 million in connection with the development of these commercial properties which are being actively marketed for sale. These assets and related liabilities are classified as held for sale in the consolidated statements of financial condition and are treated as discontinued operations for accounting purposes. See further discussion in Item 1. Business – Core Communities.
     Possible liquidity sources available to Core include the sale of the commercial properties, the sale or pledging of additional unencumbered land and funding from Levitt Corporation. The debt covenants at Core generally consist of net worth, liquidity and loan to value financial covenants. The loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have an annual appraisal and re-margining requirement. These provisions may require Core, in circumstances where the value of its real estate securing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. In addition, all of our outstanding debt instruments require us to comply with certain financial covenants. Further, one of our debt instruments contains cross-default provisions, which could cause a default in this debt instrument if we default on other debt instruments. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require us to dedicate a substantial portion of cash or cash flow from operations to payment of or on our debt and reduce our ability to use our cash flow for other purposes.
     Given the overall condition of the homebuilding industry in Florida and the current oversupply of single-family residential land in the St. Lucie market, we do not expect any meaningful single-family residential land sales by Core in the near future. Management efforts will be focused on commercial and other land sales in Florida and commercial and residential sales in Hilton Head. Core’s business may not generate sufficient cash flow from operations, and future borrowings may not be available under its existing credit facilities or any other financing sources in an amount sufficient to enable Core to service its indebtedness, or to fund its other liquidity needs. We may need to refinance all or a portion of Core’s debt on or before maturity, which we may not be able to do on favorable terms or at all. Recent disruptions in the credit and capital markets could make it more difficult for us to obtain financing than in prior periods
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or

Real Estate Development (Continued)
acquisition of certain on-site and off-site infrastructure improvements near or at these communities. If these improvement districts were not established, we would need to fund community infrastructure development out of operating income or through other sources of financing or capital, or be forced to delay our development activity. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. The Company pays a portion of the revenues, fees, and assessments levied by the districts on the properties the Company still owns that are benefited by the improvements. The Company may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. These costs are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     The bond financing from Core Communities at December 31, 2007 and 2006 consisted of district bonds totaling $212.7 million and $62.8 million, respectively, with outstanding amounts of approximately $82.9 million and $50.4 million at December 31, 2007 and 2006, respectively.  Further, at December 31, 2007 and 2006, there was approximately $129.5 million and $7.0 million, respectively, available under these bonds to fund further development expenditures. Bond obligations at December 31, 2007 mature in 2035 and 2040. As of December 31, 2007, the Company owned approximately 11% of the property within the community development district and approximately 91% of the property within the special assessment district. During the year ended December 31, 2007, the Company recorded approximately $1.3 million in assessments on property owned by the Company in the districts. We are responsible for any assessed amounts until the underlying property is sold. We will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if recent negative trends in the homebuilding industry do not improve, and we are forced to hold our land inventory longer than originally projected, we would be forced to pay a higher portion of annual assessments on property which is subject to assessments. We could be required to pay down a portion of the bonds in the event our entitlements were to decrease as to the number of residential units and/or commercial space that can be built on a parcel(s) encumbered by the bonds. In addition, Core Communities has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.
     At December 31, 2006, we recorded no liability associated with outstanding CDD bonds as the assessments were not both fixed and determinable. At December 31, 2007, a liability of $3.3 million was recognized because the special assessments related to the commercial leasing assets held for sale were fixed and the final assessment was made during the fourth quarter of 2007. This liability is included in the liabilities related to assets held for sale in the audited consolidated statement of financial condition.
     We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf, relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness.  Our liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Accordingly, our potential obligation of indemnity was approximately $664,000 at December 31, 2007.  Based on the joint venture assets that secure the indebtedness, we do not believe it is likely that any payment will be required under the indemnity agreement.

Real Estate Development (Continued)
     The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

		Payments due by period
		Less than	13 - 36	37 - 60	More than
Category (1)	Total	12 Months	Months	Months	60 Months
Long-term debt obligations (2)	$274,820	3,242	45,942	118,193	107,443
Interest payable on long-term debt	181,293	21,202	36,592	18,116	105,383
Long term debt obligations associated with assets held for sale	78,970	8,914	5,709	61,250	3,097
Operating lease obligations	4,714	1,276	1,599	557	1,282
Severance related termination obligations	1,949	1,912	37	—	—
Independent contractor agreements	1,596	915	681	—	—

Total obligations	$543,342	37,461	90,560	198,116	217,205

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable. Interest payable on these long-term debt obligations is the interest that will be incurred related to the outstanding debt. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at the borrower’s sole discretion.

(2)	In addition to the above scheduled payments, the Core borrowing agreement requires repayment of specified amounts upon a sale of a portion of the property collateralizing the debt or upon a reappraisal of the underlying collateral if declines in value cause the loan to exceed maximum loan to value ratios. In addition, Core is subject to provisions in its borrowing agreement that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. In the event that agreed upon sales targets are not met in Tradition Hilton Head, total curtailment payments during 2008 could amount to $34.2 million. In January 2008, a $14.9 million curtailment payment was paid and an additional $19.3 million would be due in June 2008, if actual sales continue to be below the contractual requirements of the development loan. Additionally certain borrowings may require increased principal payments on our debt obligations due to re-margining requirements.
     In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FIN 48.
     Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), entered into an advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. Unless otherwise renewed, the agreement terminates on December 31, 2013; provided, however, that upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement on or after December 31, 2008. Required cumulative payments under the agreement through December 31, 2013 are approximately $1.1 million.
     At December 31, 2007, Core Communities had outstanding surety bonds and letters of credit of approximately $2.8 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $2.7 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     In the ordinary course of business we sell land to third parties where the Company is obligated to complete site development and infrastructure improvements subsequent to the sale date. Future development and construction obligations amount to $4.7 million at December 31, 2007, which are expected to be incurred over the next three years. The timing of future development will depend on factors such as the timing of future sales,

Real Estate Development (Continued)
demographic growth rates in the areas in which these obligations occur and the impact of any future deterioration or improvement in the local real estate market.
     Levitt and Sons had $33.3 million in surety bonds under their projects at the time of filing the Chapter 11 Cases.  In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, we recorded $1.8 million in surety bonds accrual at Levitt Corporation related to certain bonds where management considers it probable that Levitt Corporation will be required to reimburse the surety under the indemnity agreement. It is unclear, given the uncertainty involved in the Chapter 11 Cases whether and to what extent these surety bonds will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. It is unlikely that Levitt Corporation would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay.
     The table below sets forth our debt obligations, principal payments by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2007 (dollars in thousands):

								Fair Market
								Value at
	Payments due by year							December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Fixed rate debt:
Notes and mortgage payable (a)	999	427	271	298	244	100,983	103,222	90,398
Average interest rate	8.08%	8.09%	8.10%	8.11%	5.27%	5.27%	7.16%

Variable rate debt:
Notes and mortgage payable(a)	2,243	41,892	3,352	115,276	2,375	6,460	171,598	168,365
Average interest rate	7.53%	7.53%	7.61%	7.61%	7.73%	7.73%	7.57%

Total debt obligations	3,242	42,319	3,623	115,574	2,619	107,443	274,820	258,763

(a)	Fair value calculated using current estimated borrowing rates.
     Assuming the variable rate debt balance of $171.6 million outstanding at December 31, 2007 (which does not include approximately $85.1 million of initially fixed-rate obligations which will not become floating rate during 2008) was to remain constant, each one percentage point increase in interest rates would increase the interest incurred by us by approximately $1.7 million per year.
Impact of Inflation
     The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Inflation could have a long-term impact on us because any increase in the cost of land, materials and labor would result in a need to increase the sales prices of land which may not be possible. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on demand and the costs of financing land development activities. Rising interest rates as well as increased materials and labor costs may reduce margins.
New Accounting Pronouncements
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate”, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is

Real Estate Development (Continued)
effective for the first annual reporting period beginning after March 15, 2007 (our fiscal year beginning January 1, 2008). The effect of EITF06-8 is not expected to be material to our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“SFAS 159”). SFAS 159 permits companies to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008). The adoption of SFAS 159 is not expected to be material to our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year beginning January 1, 2008), and interim periods within those fiscal years. During February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS No. 157. Management is currently reviewing the effect of SFAS 157 but does not at this time expect that the adoption will have a material effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet evaluated the impact the adoption of SFAS 160 will have on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 141R could have a material effect on our consolidated financial statements if we decide to pursue business combinations due to the requirement to write-off transaction costs to the consolidated statements of operations.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
BFC
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk.
     As discussed herein and in Note 23 to our consolidated financial statements, in 2007, the Company did not generate sufficient taxable income to utilize the Net Operating Loss (“NOLs”) carryforwards of approximately $4.6 million that expired on December 31, 2007. As the Company is not expected to generate taxable income from operations in the foreseeable future, the Company anticipates implementing a tax planning strategy in 2008 to utilize NOLs that are scheduled to expire. The Company will begin selling shares of BankAtlantic Bancorp Class A common stock in order to generate sufficient taxable income to utilize $3.3 million of NOLs expected to expire in 2008. In order to maintain its ownership position in BankAtlantic Bancorp, the Company intends to repurchase the same number of shares of BankAtlantic Bancorp Class A Common Stock that it sells. If, at the time of sale, the price of the shares of BankAtlantic Bancorp Class A Common Stock is less than the book value of those shares, then a loss will be recognized and reflected in the Company’s results of operations. The Company plans to continue this tax planning strategy in the future to ensure that NOLs are utilized before they expire and the sales and repurchases will result in a higher tax basis.
     Because BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, an increase or decrease in the market price of their stock would not impact the Company’s consolidated financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of BFC’s common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC.
     Included in the Company’s Consolidated Statements of Financial Condition is BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available (unless converted into common stock). The ability to realize or liquidate this investment will depend on future market and economic conditions and the ability to register the shares of Benihana’s Common Stock in the event that BFC’s investment in Benihana’s Series B Convertible Preferred stock is converted, all of which are subject to significant risk.

BankAtlantic Bancorp
     Interest Rate Risk
     The amount of BankAtlantic’s interest earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods was as follows (in thousands):

		BankAtlantic Repricing Gap Table
	As of December 31, 2007
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$175,170	132,347	93,301	311,344	712,162
Hybrids ARM less than 5 years	102,127	76,831	4,225	—	183,183
Hybrids ARM more than 5 years	410,712	294,147	250,007	318,486	1,273,352
Commercial loans	1,100,001	137,273	53,399	136,273	1,426,946
Small business loans	194,591	83,926	26,525	11,691	316,733
Consumer	676,212	5,746	3,984	19,890	705,832

Total loans	2,658,813	730,270	431,441	797,684	4,618,208

Investment securities
Mortgage backed securities	297,125	229,248	105,317	154,677	786,367
Taxable investment securities	71,505	250	—	2,248	74,003
Tax certificates	188,401	—	—	—	188,401

Total investment securities	557,031	229,498	105,317	156,925	1,048,771

Total interest earning assets	3,215,844	959,768	536,758	954,609	5,666,979

Total non-earning assets	—	—	—	494,983	494,983

Total assets	$3,215,844	959,768	536,758	1,449,592	6,161,962

Total interest bearing liabilities	$3,424,912	494,525	242,964	1,464,675	5,627,076
Non-interest bearing liabilities	—	—	—	534,886	534,886

Total non-interest bearing liabilities and equity	$3,424,912	494,525	242,964	1,999,561	6,161,962

GAP (repricing difference)	$(209,068)	465,243	293,794	(510,066)
Cumulative GAP	$(209,068)	256,175	549,969	39,903
Repricing Percentage	-3.39%	7.55%	4.77%	-8.28%

Cumulative Percentage	-3.39%	4.16%	8.93%	0.65%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.

     BankAtlantic’s residential loan portfolio includes $1.1 billion of interest-only loans. These loans are scheduled to reprice as follows (in thousands):

Year Ending December 31,	Amount (1)
2008	$49,351
2009	46,149
2010	49,279
2011	94,837
2012	76,791
Thereafter	802,402

Total interest only loans	$1,118,809

     The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting BankAtlantic Bancorp to significant interest rate risk because our assets and liabilities reprice at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
     A model was developed using standard industry software to measure BankAtlantic’s interest rate risk. The model performs a sensitivity analysis that measures the effect of net interest income of changes in interest rates. The model measures the impact that parallel interest rate shifts of 100 and 200 basis points would have on BankAtlantic Bancorp’s net interest income over a 12 month period.
     The model calculates the change in net interest income by:
i.	Calculating interest income and interest expense from existing assets and liabilities using current repricing, prepayment and volume assumptions;

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
     In assessing the interest rate risk, certain assumptions were utilized in preparing the following table. These assumptions related to:

•	Interest rates,

•	Loan prepayment rates,

•	Deposit decay rates,

•	Re-pricing of certain borrowings, and

•	Reinvestment in earning assets.

The prepayment assumptions used in the model are:

•	Fixed rate mortgages	20%

•	Fixed rate securities	20%

•	Tax certificates	10%

•	Adjustable rate mortgages	27%

•	Adjustable rate securities	36%

     Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%
     Presented below is an analysis of BankAtlantic’s estimated net interest income over a twelve month period calculated utilizing its model (dollars are in thousands):

As of December 31, 2007
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$187,031	-7.81%
+100 bp	$198,147	-2.33%
0	$202,876	—
-100 bp	$203,331	0.22%
-200 bp	$204,354	0.73%

As of December 31, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$241,341	-5.94%
+100 bp	$252,047	-1.74%
0	$256,482	—
-100 bp	$256,485	0.00%
-200 bp	$252,346	-1.62%
     BankAtlantic Bancorp has $294.2 million of outstanding junior subordinated debentures, $159.8 million of which bears interest at variable rates and adjusts quarterly, $57.1 million of which bears interest at an 8.5% fixed rate and the remaining $77.3 million of which bears interest at a weighted average rate of 6.46% and will adjust quarterly in periods after April 2008. As of December 31, 2007, $185.9 million of the junior subordinated debentures are callable, $77.3 million are callable in 2008 and $30.9 million are callable in 2012.
Levitt
     Levitt is also subject to interest rate risk on its long-term debt. At December 31, 2007, Levitt had $171.6 million in borrowings with adjustable rates tied to the prime rate and/or LIBOR rates and $103.2 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on Levitt’s variable rate debt from changes in interest rates may affect Levitt’s earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not Levitt’s earnings or cash flow.

Consolidated Equity Price Risk
     BFC and BankAtlantic Bancorp maintain a portfolio of equity securities that subjects the entities to equity pricing risks which would arise as the values of equity investments change in conjunction with market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of available for sale equity securities at December 31, 2007 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

	Available
Percent	for Sale
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$164,598	$27,433
10%	$150,882	$13,717
0%	$137,165	$—
-10%	$123,449	$(13,717)
-20%	$109,732	$(27,433)
     Excluded from the above table is $1.5 million of investments in private companies held by BankAtlantic Bancorp and a $6.7 million investment by BankAtlantic Bancorp in a limited partnership for which no current market exists. The limited partnership invests in companies in the financial services industry and the general partners provided BankAtlantic Bancorp with an indication that the fair value of the limited partnership interest at December 31, 2007 was $8.1 million. Also excluded from the above table is $556,000 of investments held by BFC in private companies and BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available. If the Company were to convert its investment in Benihana, it would represent 1,578,943 shares of Benihana Common Stock. At December 31, 2007, the aggregate market value of such shares would have been $19.9 million. The ability to realize or liquidate these investments will depend on future market conditions and is subject to significant risk.
     As a result of BankAtlantic Bancorp’s sale of Ryan Beck to Stifel, BankAtlantic is subject to equity pricing risks associated with the Stifel equity securities received in the transaction. The value of these securities will vary based on general equity market conditions, brokerage industry volatility, the results of operations and financial condition of Stifel and the general liquidity of Stifel common stock. The trading market for Stifel common stock may not be liquid enough to permit BankAtlantic to sell the Stifel common stock that it owns without significantly reducing the market price of these shares, if BankAtlantic is able to sell them at all (See Financial Services “Item 1A. Risk Factors” “Financial Services Segment Risk Factors” “Our portfolio of equity securities subjects us to equity pricing risks”).

[This Page Intentionally Left Blank]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BFC FINANCIAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Bluegreen Corporation
The financial statements of Bluegreen Corporation, which is considered a significant investee, are required to be included in this report. The financial statements of Bluegreen Corporation for the three years ended December 31, 2007, including the Report of Bluegreen’s Independent Registered Certified Public Accounting Firm, Ernst & Young LLP, are included as exhibit 99.1 to this report.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of BFC Financial Corporation:
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Bluegreen Corporation, an approximate 31 percent-owned equity investment of the Company which reflects a net investment totaling $111.3 million and $107.1 million at December 31, 2007 and 2006, respectively and equity in the net earnings of approximately $10.3 million, $9.7 million and $12.7 million for the years ended December 31, 2007, 2006 and 2005 respectively. The financial statements of Bluegreen Corporation were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
As discussed in Note 24 to the financial statements, in 2006 the Company changed its method of accounting for share-based compensation.
As discussed in Notes 28 and 36, on November 9, 2007 (the “Petition Date”), Levitt and Sons, LLC (“Levitt and Sons”) and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. As a result, Levitt and Sons was deconsolidated from Levitt Corporation, a subsidiary of the Company, as of the Petition Date and has been prospectively reported as a cost method investment. On the Petition Date, Levitt and Sons had total assets of approximately $373 million, total liabilities of $480 million, and a net shareholder’s deficit of $107 million.
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
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 17, 2008

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$326,524	195,401
Federal funds sold and other short-term investments	5,631	5,722
Securities available for sale (at fair value)	926,307	653,659
Financial instruments accounted for at fair value	10,661	—
Investment securities at cost or amortized costs (approximate fair value: $65,244 and $229,546)	60,173	227,208
Tax certificates, net of allowance of $3,289 in 2007 and $3,699 in 2006	188,401	195,391
Federal Home Loan Bank stock, at cost which approximates fair value	74,003	80,217
Residential loans held for sale	4,087	9,313
Loans receivable, net of allowance for loan losses of $94,020 in 2007 and $44,173 in 2006	4,524,451	4,594,192
Accrued interest receivable	46,271	47,676
Real estate held for development and sale	270,229	847,492
Real estate owned	17,216	21,747
Investments in unconsolidated affiliates	128,321	125,287
Properties and equipment, net	276,078	252,953
Goodwill	70,490	70,490
Core deposit intangible asset, net	5,396	6,834
Deferred tax asset, net	16,330	—
Discontinued operations assets held for sale	96,348	238,047
Other assets	67,516	34,137

Total assets	$7,114,433	7,605,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing	$3,129,194	2,871,116
Non-interest bearing	824,211	995,920

Total deposits	3,953,405	3,867,036
Customer deposits on real estate held for sale	541	42,571
Advances from FHLB	1,397,044	1,517,058
Securities sold under agreements to repurchase	50,930	96,385
Federal funds purchased and other short term borrowings	108,975	32,026
Subordinated debentures, notes and bonds payable	216,451	533,286
Junior subordinated debentures	379,223	348,318
Deferred tax liabilities, net	—	10,646
Loss in excess of investment in Levitt’s subsidiary	55,214	—
Other liabilities	129,570	159,023
Discontinued operations liabilities related to assets held for sale	80,093	123,509

Total liabilities	6,371,446	6,729,858

Noncontrolling interest	558,950	698,323

Commitments and contingencies
Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2007 and 2006	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 38,232,932 in 2007 and 28,755,882 in 2006	382	266
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,876,081 in 2007 and 7,090,652 in 2006	69	69
Additional paid-in capital	131,189	93,910
Retained earnings	50,801	81,889

Total shareholders’ equity before accumulated other comprehensive income	182,441	176,134
Accumulated other comprehensive income	1,596	1,451

Total shareholders’ equity	184,037	177,585

Total liabilities and shareholders’ equity	$7,114,433	7,605,766

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenues
BFC Activities:
Interest and dividend income	$2,335	2,249	1,591
Securities activities	1,295	—	58
Other income	2,479	1,433	1,480

	6,109	3,682	3,129

Financial Services:
Interest and dividend income	371,633	367,177	345,002
Service charges on deposits	102,639	90,472	61,956
Other service charges and fees	28,950	27,542	23,347
Securities activities	8,412	9,813	847
Other income	9,159	12,742	14,385

	520,793	507,746	445,537

Real Estate Development:
Sales of real estate	410,115	566,086	558,112
Interest and dividend income	3,918	2,446	2,204
Other income	12,922	12,839	14,285

	426,955	581,371	574,601

Total revenues	953,857	1,092,799	1,023,267

Costs and Expenses
BFC Activities:
Interest expense	38	30	346
Employee compensation and benefits	10,932	9,407	6,245
Other expenses	4,045	2,933	3,074

	15,015	12,370	9,665

Financial Services:
Interest expense, net of interest capitalized	192,672	166,578	141,561
Provision for (recovery of) loan losses	70,842	8,574	(6,615)
Employee compensation and benefits	151,178	150,804	117,573
Occupancy and equipment	65,851	57,308	41,621
Advertising and promotion	20,002	35,067	27,317
Impairment of office properties and equipment	—	—	3,706
Amortization of intangible assets	1,437	1,561	1,627
Cost associated with debt redemption	—	1,457	—
Fines and penalties, compliance matters	—	—	10,000
Restructuring charges and exit activities	8,351	—	—
Impairment of real estate held for sale	5,240	—	—
Impairment of real estate owned	7,299	9	—
Other expenses	56,586	52,953	45,126

	579,458	474,311	381,916

Real Estate Development:
Cost of sales of real estate	573,241	482,961	407,190
Interest expense, net of interest capitalized	3,807	—	—
Selling, general and administrative expenses	115,081	118,203	86,238
Other expenses	3,929	3,677	4,855

	696,058	604,841	498,283

Total costs and expenses	1,290,531	1,091,522	889,864

Equity in earnings from unconsolidated affiliates	12,724	10,935	13,404

(Loss) income from continuing operations before income taxes and noncontrolling interest	(323,950)	12,212	146,807
(Benefit) provision for income taxes	(70,246)	(515)	59,672
Noncontrolling interest	(219,603)	13,422	79,399

(Loss) income from continuing operations	(34,101)	(695)	7,736
Discontinued operations, less noncontrolling interest and income tax provision (benefit) of $(2,237) in 2007, $(8,972) in 2006 and $13,099 in 2005	1,239	(1,526)	5,038
Extraordinary gain, less income tax of $1,509 in 2007	2,403	—	—

Net (loss) income	(30,459)	(2,221)	12,774
5% Preferred Stock dividends	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(31,209)	(2,971)	12,024

(continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
(Loss) earnings per common share:
Basic (loss) earnings per share from continuing operations	$(0.90)	(0.04)	0.24
Basic (loss) earnings per share from discontinued operations	0.03	(0.05)	0.18
Earnings per share from extraordinary gain	0.06	—	—

Basic (loss) earnings per share	$(0.81)	(0.09)	0.42

Diluted (loss) earnings per share from continuing operations	$(0.90)	(0.05)	0.22
Diluted (loss) earnings per share from discontinued operations	0.03	(0.05)	0.15
Earnings per share from extraordinary gain	0.06	—	—

Diluted (loss) earnings per share	$(0.81)	(0.10)	0.37

Basic weighted average number of common shares outstanding	38,778	33,249	28,952

Diluted weighted average number of common and common equivalent shares outstanding	38,778	33,249	31,219
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Net (loss) income	$(30,459)	(2,221)	12,774

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale	2,543	2,471	(594)
Provision (benefit) for income taxes	981	953	(229)

Unrealized gains (loss) on securities available for sale, net of tax	1,562	1,518	(365)

Unfunded pension liability	102	345	(215)
Provision (benefit) for income taxes	39	133	(83)

Unfunded pension liability, net of tax	63	212	(132)

Unrealized (losses) gains associated with investment in unconsolidated affiliates	(12)	129	247
(Benefit) provision for income taxes	(5)	50	95

Unrealized (losses) gains associated with investment in unconsolidated affiliates, net of tax	(7)	79	152

Reclassification adjustments:
Realized net periodic pension income (costs)	35	(42)	—
Provision (benefit) for income taxes	14	(16)	—

Realized net periodic pension income (costs), net of tax	21	(26)	—

Net realized gains reclassified into net loss	(2,423)	(1,395)	(117)
(Benefit) for income taxes	(929)	(538)	(45)

Net realized gains reclassified into net loss, net of tax	(1,494)	(857)	(72)

	145	926	(417)

Comprehensive (loss) income	$(30,314)	(1,295)	12,357

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2007
(In thousands)

						Unearned		Accumulated
						Compen-		Other
						sation		Compre-
	Shares of Common		Class A	Class B	Additional	Restricted		hensive
	Stock Outstanding		Common	Common	Paid-in	Stock	Retained	Income
	Class A	Class B	Stock	Stock	Capital	Grants	Earnings	(Loss)	Total
Balance, December 31, 2004	23,861	4,280	$217	$41	$50,962	$—	$73,089	$942	$125,251
Net income	—	—	—	—	—	—	12,774	—	12,774
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(417)	(417)
Issuance of Class A Common Stock, net of stock issuance costs	5,958	—	60	—	46,376	—	—	—	46,436
Issuance of common stock upon exercise of stock options and restricted stock	124	12	1	—	371	(200)	—	—	172
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	(474)	—	—	—	(474)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	—	(750)	—	(750)
Amortization of unearned compensation on restricted stock grants	—	—	—	—	—	100	—	—	100
Tax effect relating to share-based compensation	—	—	—	—	(12)	—	—	—	(12)
Transfer of shares of Common Stock	7	(7)	—	—	—	—	—	—	—

Balance, December 31, 2005	29,950	4,285	$278	$41	$97,223	$(100)	$85,113	$525	$183,080
Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”)	—	—	—	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	—	—	(2,221)	—	(2,221)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	926	926
Issuance of Common Stock, upon exercise of stock options	30	3,929	1	39	9,076	—	—	—	9,116
Retirement of Common Stock relating to exercise of stock options	(1,279)	(1,068)	(13)	(11)	(13,246)	—	—	—	(13,270)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	(16)	—	—	—	(16)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	—	—	973	—	—	—	973
Reversal of unamortized stock compensation related to restricted stock upon adoption of FAS 123 ( R)	—	—	—	—	(100)	100	—	—	—
Transfer of shares of Common Stock	55	(55)	—	—	—	—	—	—	—

Balance, December 31, 2006	28,756	7,091	$266	$69	$93,910	$—	$81,889	$1,451	$177,585
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	—	—	—	—		121	—	121
Net loss	—	—	—	—	—		(30,459)	—	(30,459)
Other comprehensive income, net of taxes	—	—	—	—	—		—	145	145
Issuance of common stock, net of issuance costs	11,500	—	115	—	36,006		—	—	36,121
Issuance of common stock upon exercise of stock options and restricted stock	152	—	1	—	187		—	—	188
Cancelled shares of common stock upon merger. (See notes 32 and 35)	(2,163)	(227)	—	—	—	—	—	—	—
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	(101)		—	—	(101)
Cash dividends on 5% Preferred Stock	—	—	—	—	—		(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,187		—	—	1,187
Transfer of shares of Common Stock	(12)	12	—	—	—		—	—	—

Balance, December 31, 2007	38,233	6,876	$382	$69	$131,189	$—	$50,801	$1,596	$184,037

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Operating activities:
Net (loss) income	$(30,459)	(2,221)	12,774
Adjustment to reconcile net income to net cash provided by operating activities:
Extraordinary gain, net of taxes	(2,403)	—	—
Noncontrolling interest	(224,874)	4,393	91,144
Provision (recovery) for loan losses	78,441	8,883	(6,265)
Restructuring charges, impairments and exit activities	13,591	—	3,706
Impairment of inventory and long lived assets	226,879	38,083	—
Cumulative effect adjustment before noncontrolling interest	700	(1,899)	—
Depreciation, amortization and accretion, net	23,693	31,845	22,503
Share-based compensation expense	9,386	9,291	—
Tax benefits from share-based compensation	(1,265)	(3,719)	—
Securities activities, net	(9,707)	(9,795)	(847)
Net gain on transfer of net assets for settlement of note	—	—	(3,439)
Net losses (gains) on sales of real estate owned, loans and office properties and equipment	734	(4,834)	(2,859)
Net gain on sale of Ryan Beck Holdings, Inc.	(2,175)	—	—
Originations and repayments of loans held for sale, net	(90,745)	(93,887)	(125,487)
Proceeds from sales of loans held for sale	96,470	87,793	128,337
Gain on sale of branch	—	—	(922)
Equity in earnings from unconsolidated affiliates	(10,390)	(9,267)	(12,783)
(Increase) decrease in deferred tax assets	(44,024)	(20,625)	3,512
Net gains associated with debt redemption	—	(71)	—
Reserve for fines and penalties, compliance matters	—	—	10,000
Increase in forgivable notes receivable, net	(673)	(6,111)	(6,999)
Decrease (increase) in real estate held for development and sale	27,006	(259,629)	(191,610)
(Increase) decrease in securities owned, net	(23,855)	67,910	(54,849)
Increase (decrease) securities sold but not yet purchased	28,419	(3,770)	(4,285)
Decrease (increase) in accrued interest receivable	1,405	(6,183)	(5,501)
Changes related to Levitt’s subsidiary deconsolidation	—	—	—
Decrease (increase) in other assets	(7,071)	3,021	2,556
Increase (decrease) in due to clearing agent	9,657	(40,115)	41,105
Decrease in customer deposits	(23,974)	(8,990)	—
(Decrease) increase in other liabilities	(45,712)	(21,058)	21,343

Net cash used in operating activities	(946)	(240,955)	(78,866)

Investing activities:
Proceeds from redemption and maturity of investment securities and certificates	208,345	199,482	210,493
Purchase of investment securities and tax certificates	(211,402)	(236,962)	(278,509)
Purchase of securities available for sale	(682,231)	(143,272)	(227,179)
Proceeds from sales and maturities of securities available for sale	719,898	181,444	300,469
Purchases of FHLB stock	(22,725)	(49,950)	(29,870)
Redemption of FHLB stock	28,939	39,664	38,558
Distributions from unconsolidated subs	8,186	5,303	447
Investments in unconsolidated subsidiaries	(6,863)	(10,323)	(6,228)
Net repayments (purchases and originations) of loans	(2,173)	(106,123)	105,186
Additions to real estate owned	(2,011)	—	—
Proceeds from sales of real estate owned	2,252	4,382	3,872
Proceeds from sales of property and equipment	969	2,055	651
Purchases of office property and equipment, net	(103,033)	(121,680)	(56,335)
Deconsolidation of Levitt’s subsidiary cash balance	(6,387)	—	—
Net proceeds from the sale of Ryan Beck Holdings, Inc.	2,628	—	—
Acquisition of Levitt Class A shares	(33,205)	—	—

Net cash (used in) provided by investing activities	$(98,813)	(235,980)	61,555

(continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Financing activities:
Net increase in deposits	$86,369	114,360	313,190
Cash outflows from the sale of branch	—	—	(13,605)
Repayments of FHLB advances	(3,825,000)	(2,551,344)	(1,506,832)
Proceeds from FHLB advances	3,705,000	2,785,000	1,246,000
Net decrease in securities sold under agreements to repurchase	(45,456)	(13,403)	(147,214)
Net increase (decrease) in federal funds purchased	76,949	(107,449)	34,475
Repayments of secured borrowings	—	(26,516)	(101,924)
Proceeds from secured borrowings	—	—	65,293
Repayment of notes and bonds payable	(162,213)	(216,891)	(266,432)
Proceeds from notes and bonds payable	236,839	384,732	388,781
Issuance of junior subordinated debentures	30,929	30,928	54,124
Payments for debt issuance costs	(1,695)	(3,043)	(3,498)
Capital contributions in managed fund by investors	—	2,905	—
Capital withdrawals in managed fund by investors	—	(4,203)	—
Excess tax benefits from share-based compensation	1,265	3,719	—
Proceeds from the issuance of BFC Class A Common Stock, net of issuance costs	36,121	—	46,436
Proceeds from the exercise of stock options	187	—	172
5% Preferred Stock dividends paid	(750)	(750)	(750)
Purchase and retirement of BankAtlantic Bancorp Class A common stock	(53,769)	—	—
Proceeds from the issuance of Levitt Class A common stock, net of issuance costs	152,651	—	—
Payment of the minimum withholding tax upon the exercise of stock options	—	(6,871)	(3,519)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	2,449	1,479	1,179
Purchase of subsidiary common stock	—	(7,833)	(491)
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(5,746)	(7,592)	(6,930)
Levitt common stock dividends paid to non-BFC shareholders	(330)	(1,322)	(1,322)
Change in noncontrolling interest	—	—	895

Net cash provided by financing activities	233,800	375,906	98,028

Increase (decrease) in cash and cash equivalents	134,041	(101,029)	80,717
Cash and cash equivalents at beginning of period	201,123	305,437	224,720
Cash and cash equivalents of discontinued assets held for sale at disposal date	(6,294)	—	—
Cash and cash equivalents of discontinued assets held for sale	3,285	(3,285)	(5,366)

Cash and cash equivalents at end of period	$332,155	201,123	300,071

(continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Supplemental cash flow information:
Interest on borrowings and deposits	$197,157	167,430	143,499
Income taxes paid	5,409	39,770	30,002
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	2,528	23,728	2,307
Securities held-to-maturity transferred to securities available for sale	203,004	—	—
Long-lived assets held-for-use transferred to assets held for sale	13,704	—	—
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	—	—	4,538
Securities purchased pending settlement	18,926	—	6,183
Decrease in inventory from the reclassification to to property and equipment	2,859	8,412	1,809
Reduction in loan participations sold accounted for as secured borrowings	—	111,754	—
Exchange branch facilities	—	2,350	—
Decrease in shareholders’ equity for the tax effect relating to share-based compensation	—	—	(12)
Increase (decrease) in accumulated other comprehensive income, net of taxes	145	926	(417)
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	(101)	(16)	(474)
Issuance and retirement of BFC Class A Common Stock accepted as consideration for the exercise price of stock options	—	4,154	—
Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see note 23)	121	—	—
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     BFC Financial Corporation (“BFC” or the “Company”) (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC’s diverse ownership interests span a variety of business sectors, including consumer and commercial banking; real estate development, including development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and casual family dining business; and various real estate and venture capital investments. BFC’s current major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) (NYSE: BBX) and Levitt Corporation and its wholly-owned subsidiaries (“Levitt”) (NYSE: LEV) and a minority interests in Benihana, Inc. (Nasdaq: BNHN), which operates Asian-themed restaurant chains in the United States. The Company also has a wholly-owned subsidiary, Cypress Creek Capital, Inc. (“CCC”) which invests in existing commercial income producing properties. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     BankAtlantic Bancorp is a Florida-based diversified financial services holding company that offers a wide range of banking products and services through BankAtlantic, its wholly-owned subsidiary. BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches located in Florida. On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence of this sale, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the consolidated statement of operations for all periods presented. The financial information of Ryan Beck is included in the consolidated statement of financial condition as of December 31, 2006 and in the consolidated statement of shareholders’ equity and comprehensive income and consolidated statement of cash flows for all periods presented.
     Levitt engages in real estate activities through its subsidiary, Core Communities, LLC (“Core Communities” or “Core”), and through its other operations, including Levitt Commercial, LLC (“Levitt Commercial”), and Carolina Oak Homes, LLC (“Carolina Oak”), which is currently engaging in homebuilding operations in a community in South Carolina, and other investments in real estate projects through subsidiaries and joint ventures. Levitt also owns an approximately 31% ownership interest in Bluegreen Corporation (“Bluegreen”) (NYSE:BXG), a company engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” resorts, as well as residential homesites generally located around golf courses and other amenities. During 2007, Levitt also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”).
     Acquired in December 1999, Levitt and Sons was a developer of single family homes and townhome communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operated in two reportable segments, Primary Homebuilding and Tennessee Homebuilding. On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida ( the” Bankruptcy Court”). Based on the loss of control with over Levitt and Sons as a result of the Chapter 11 Cases and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt deconsolidated Levitt and Sons as of the Petition Date, eliminating all operations of Levitt and Sons from Levitt’s financial results of operations. Levitt is prospectively accounting for any remaining investment in Levitt and Sons, net of outstanding advances due from Levitt and Sons, as a cost method investment. Under the cost method accounting, income would only be recognized to the extent of cash received in the future or when Levitt is discharged from the bankruptcy, at which time, any “loss in excess of the investment in Levitt’s subsidiary” can be recognized into income. See Note 28 “Litigation” and Note 36 “Financial Information of Levitt and Sons” for a discussion of Levitt’s investment in Levitt and Sons and the related condensed consolidated financial statements of this cost investment at December 31, 2007.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. It is currently developing master-planned communities St. Lucie Florida called Tradition, Florida and in a community outside of Hardeeville, South Carolina called Tradition, Hilton Head, (formerly known as Tradition, South Carolina). Tradition, Florida has been in active development for several years, while Tradition, Hilton Head is in the early stage of development. As a master-planned community developer, Core Communities engages in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders and commercial, industrial and institutional end-users; and (iv) the development and leasing of commercial space to commercial, industrial and institutional end-users.
     On October 23, 2007, Levitt Corporation acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak Homes, LLC, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC) for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak Homes, LLC located in Tradition Hilton Head , (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset of Carolina Oak is a 150 acre parcel of land currently under development and located in Tradition Hilton Head.
     The financial results for two of Core Communities’ commercial leasing projects are presented as Discontinued Operations in the consolidated statements of operations for all periods presented as more fully described in Note 4. The assets related to these projects have been reclassified to “discontinued operations assets held for sale” and the related liabilities associated with these assets were also reclassified to “discontinued operations liabilities related to assets held for sale” in the consolidated statements of financial condition for all periods presented.
     In December 2005, I.R.E. BMOC, Inc. (“BMOC”), a wholly-owned subsidiary of BFC, transferred its shopping center to its lender in full settlement of the mortgage note collateralized by the center. The financial results of BMOC are reported as discontinued operations.
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, BFC is required under GAAP to consolidate the financial results of these companies. As a consequence, the financial information of both entities is presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. At December 31, 2007, BFC’s economic ownership in BankAtlantic Bancorp and Levitt was 23.6% and 20.7%, respectively, and the recognition by BFC of the financial results from BankAtlantic Bancorp and Levitt is determined based on the percentage of BFC’s economic ownership in those entities. The portion of income or loss in those subsidiaries not attributable to BFC’s economic ownership interests is classified in the financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income or loss in the financial statements.
     Effective August 29, 2007, Levitt distributed to each holder of record of Levitt’s Class A common stock and Class B common stock on August 27, 2007, 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”). Each whole subscription right entitled the holder thereof to purchase one share of Levitt’s Class A common stock at a purchase price of $2.00 per share. Levitt Corporation received approximately $152.8 million in the Rights Offering, and issued an aggregate of 76,424,066 shares of its Class A common stock on October 1, 2007 in connection with the exercise of rights by its shareholders. BFC purchased an aggregate of 16,602,712 of Levitt’s Class A common stock in the Rights Offering for an aggregate purchase price of $33.2 million. By letter dated September 27, 2007 (“Letter Agreement”), BFC agreed, subject to certain limited exceptions, not to vote the 6,145,582 shares of Levitt’s Class A common stock that BFC acquired in the Rights Offering as a result of BFC’s holdings of Levitt’s Class B common stock. The Letter Agreement provides that any future sale of shares of Levitt’s Class A common stock by BFC will reduce, on a share for share basis, the number of shares of Levitt’s Class A common stock that BFC has agreed not to vote. BFC’s acquisition of the 16,602,712 shares of Levitt’s Class A common stock upon exercise of its subscription rights increased BFC’s economic

BFC Financial Corporation
Notes to Consolidated Financial Statements
ownership interest in Levitt by approximately 4.1% to 20.7% from 16.6% and increased BFC’s voting interest in Levitt, excluding the 6,145,582 shares subject to the Letter Agreement, by approximately 1.1% to 54.0% from 52.9%.
     BFC’s increase in ownership of Levitt is accounted for as a step acquisition under the purchase method of accounting as discussed in Note 5.
     BFC’s ownership in BankAtlantic Bancorp and Levitt as of December 31, 2007 was as follows:

				Percent
	Shares		Percent of	of
	Owned		Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236		16.27%	8.62%
Class B Common Stock	4,876,124		100.00%	47.00%
Total	13,205,360		23.55%	55.62%

Levitt
Class A Common Stock	18,676,955	(1)	19.65%	6.99	%(1)
Class B Common Stock	1,219,031		100.00%	47.00%
Total	19,895,986	(1)	20.67%	53.99	%(1)

(1)	BFC’s ownership interest includes, but BFC’s voting interest excludes, 6,145,582 shares of Levitt’s Class A Common Stock which, subject to certain exceptions, BFC has agreed not to vote in accordance with the Letter Agreement, as discussed in Note 5.
Summary of Significant Accounting Policies
     The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.
     Certain amounts for prior years have been reclassified to conform to revised statement presentation for 2007.
     Consolidation Policy — The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, majority-controlled subsidiaries, including BankAtlantic Bancorp and Levitt, except with respect to Levitt and Sons which is described below, majority-owned joint ventures and variable interest entities in which the Company’s subsidiaries are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). No gains and losses are recorded on the issuance of subsidiary common stock. All inter-company transactions and balances have been eliminated.
     Based on the loss of control associated with the bankruptcy filing and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, effectively eliminating all future results of Levitt and Sons and substantially all of its subsidiaries from its financial results of operations, and will prospectively account for any remaining investment in Levitt and Sons, as a cost method investment, as noted below.
     Use of Estimates — In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, evaluation of intangible and long-

BFC Financial Corporation
Notes to Consolidated Financial Statements
lived assets for impairment, valuation of securities, evaluation of securities for impairment and other than temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue recognition on percent complete projects, determination of the valuation of real estate assets and impairment, estimated costs to complete construction, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, contingencies and litigation, and accounting for share-based compensation.
     Loss in excess of investment in Levitt and Sons - Under Accounting Research Bulletin No. 51 (“ARB 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the bankruptcy court, rather than the majority owner. Accordingly, Levitt Corporation deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from the financial results of operations. Therefore, and in accordance with ARB 51 the Company follows the cost method of accounting to record the interest in Levitt and Sons, a wholly-owned subsidiary, which declared bankruptcy on November 9, 2007. Under cost method accounting, income will only be recognized to the extent of cash is received in the future or when Levitt is discharged from the bankruptcy, at which time, any “loss in excess of investment in Levitt’s subsidiary” can be recognized into income, as described above.
     As a result of the deconsolidation, Levitt Corporation had a negative basis in the investment in Levitt and Sons because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative basis, “Loss in excess of investment in Levitt’s subsidiary”, is reflected as a single amount on the Company’s consolidated statement of financial condition as a $55.2 million liability as of December 31, 2007. This balance was comprised of a negative basis in Levitt and Sons of $123.0 million, offset by outstanding advances of $67.8 million due from Levitt and Sons to Levitt Corporation. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
     Since Levitt and Sons’ results are no longer consolidated and Levitt Corporation believes that it is not probable that it will be obligated to fund future operating losses related to its investment in Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Levitt Corporation. The reversal of the liability into income will occur when either Levitt and Sons’ bankruptcy is discharged and the amount of Levitt’s remaining investment in Levitt and Sons’ is determined or when an agreement is reached with the Bankruptcy Court for a final settlement amount related to any claims against Levitt Corporation. Levitt Corporation will continue to evaluate its cost method investment in Levitt and Sons quarterly to review the reasonableness of the liability balance.
     Cash Equivalents — Cash equivalents consist of cash, demand deposits at financial institutions (other than BankAtlantic), federal funds sold, securities purchased under resell agreements, money market funds and other short-term investments with original maturities of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days.
     Restricted Cash — Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain sale contracts. Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries.
     Investment Securities at Cost or Amortized Costs — Investment securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.
     Debt securities not held to maturity and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, are recorded as a component of other comprehensive income.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Declines in the value of individual held to maturity and available for sale securities that are considered other than temporary result in write-downs in earnings through securities activities, net of the individual securities to their fair value. The review for other-than-temporary declines takes into account current market conditions, trends and other key measures.
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
     Interest on securities, including the amortization of premiums and the accretion of discounts, are reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in securities activities, net.
     Financial instruments and derivatives — All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net on the consolidated statement of operations. Financial instruments represent warrants to acquire Stifel Common Stock and are accounted for as derivatives.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
     The allowance consists of two components. The first component of the allowance is for high-balance “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific reserve needs to be assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell if the loan is collateral dependent, or (3) observable market price.
     The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for estimating losses as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, low-balance commercial loans, certain unimpaired non-homogenous loans and various types of consumer loans. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (1) delinquency and charge-off levels and trends; (2) problem loans and non-accrual levels and trends; (3) lending policy and underwriting procedures; (4) lending management and staff; (5) nature and volume of portfolio; (6) economic and business conditions; (7) concentration of credit; (8) quality of loan review system; and (9) external factors. Based on an analysis of the above factors, a qualitative amount is assigned to each loan product.
     Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists well secured collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan may be placed on non-accrual status due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, delayed property sales or development schedules, declining loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, BankAtlantic may place a loan on non-accrual status even where payments of principal or interest are not currently in default. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis and the cost-recovery method is used for cash receipts on non-performing loans without specific reserves. Interest income on non-performing loans with specific reserves is recognized on a cash basis.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. Management obtains independent appraisals for significant properties.
     Real Estate Held for Development and Sale — Real estate held for development and sale includes land, land development costs, interest and other construction costs associated with Levitt’s real estate inventory and BankAtlantic’s investment in a real estate development and land acquired for branch expansion that BankAtlantic has committed to sell. The real estate inventory is stated at the lower of accumulated cost or estimated fair value. The fair value analysis takes into consideration the current status of the property, various use and other restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property. Due to the large acreage of certain land holdings and the nature of Levitt’s project development life cycles, disposition of its inventory in the normal course of business is expected to extend over a number of years.
     As of November 9, 2007, Levitt and Sons was deconsolidated from Levitt Corporation’s results of operations and accordingly the inventory of real estate related to homebuilding is no longer included in the consolidated statement of financial condition, except for real estate held by Carolina Oak, which is a homebuilding community now owned directly by Levitt Corporation.
     The expected future costs of development in the Land Division are analyzed at least quarterly to determine the appropriate allocation factors to charge to cost of sales when such inventory is sold. During the long term project development cycles in our Land Division, which can approximate 12-15 years, such development costs are subject to volatility. Costs in the Land Division to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
     Real estate inventory is reviewed for impairment on a project-by-project basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in an amount equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset.
     The assumptions developed and used by management are subjective and involve significant estimates, and are subject to increased volatility due to the uncertainty of the current market environment. As a result, actual results could differ materially from management’s assumptions and estimates and may result in material inventory impairment charges to be recorded in the future.
     Capitalized Interest — Interest incurred relating to land under development and construction is capitalized to real estate inventory or property and equipment during the active development period. For inventory, interest is capitalized at the effective rates paid on borrowings during the pre-construction planning stages and during the periods that projects are under development. Capitalization of interest is discontinued if development ceases at a project. Capitalized interest is expensed as a component of cost of sales as related homes, land and units are sold. For property and equipment under construction, interest associated with these assets is capitalized as incurred to property and equipment and is expensed through depreciation once the asset is put into use.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Homebuilding and Land Sales Revenue Recognition — Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and if Levitt does not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. (“SFAS 66”). In order to properly match revenues with expenses, Levitt estimates construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. Levitt monitors the accuracy of estimates by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing and makes modifications to the estimates based on these comparisons.
     Revenue is recognized for certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of land sales, this involvement typically consists of final development activities. Levitt recognizes revenue and related costs as work progresses using the percentage of completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from current estimates. If the estimates of development costs remaining to be completed and relative sales values are significantly different from actual amounts, then the revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
     Other income in Real Estate Development primarily consists of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the life of the irrigation plant. Irrigation usage fees are recognized when billed as the service is performed. Title and mortgage operations include agency and other fees received for processing of title insurance policies and mortgage loans. Revenues from title and mortgage operations are recognized when the transfer of the corresponding property or mortgages to third parties has been consummated.
     Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-02”). This Statement amends FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (FAS No. 67”), to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by Levitt by approximately $1.4 million for the same period.
     Homesite Contracts and Consolidation of Variable Interest Entities — In the ordinary course of business, Levitt enters into contracts to purchase land, including option contracts. Option contracts allow Levitt to control significant positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. The liability for nonperformance under such contracts is typically only the required non-refundable deposits. Levitt does not have legal title to these assets. However, if conditions are met, under the requirements of FIN No. 46(R), Levitt’s non-refundable deposits in these land contracts may create a variable interest, with the Company being identified as the primary beneficiary. If these certain conditions are met, FIN No. 46(R) requires Levitt to consolidate the variable interest entity holding the asset to be acquired at their fair value. At December 31, 2007, there were no non-refundable deposits under these contracts, and Levitt had no contracts in place to acquire land.
     Investments in Unconsolidated Affiliates — In December 2003, FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities”, (“FIN No. 46(R)”) was issued by the FASB to clarify the application of ARB 51 to certain Variable Interest Entities (“VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FIN No. 46(R), an enterprise that absorbs a majority

BFC Financial Corporation
Notes to Consolidated Financial Statements
of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. For entities in which the company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN No. 46R, the entities are accounted for using the equity method of accounting.
     The Company follows the equity method of accounting to record its interests in affiliates in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary. These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts (utilized in the issuance of trust preferred securities). The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Distributions received reduce the carrying amount of the investment. The Company evaluates its investments in unconsolidated entities for impairment during each reporting period in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). These investments are evaluated annually or as events or circumstances warrant for other than temporary declines in value. Evidence of other than temporary declines includes the inability of the joint venture or investee to sustain an earnings capacity that would justify the carrying amount of the investment and consistent joint venture operating losses. The evaluation is based on available information, including condition of the property and current and anticipated real estate market conditions.
     The investment in Bluegreen was evaluated at December 31, 2007 and noted that the $111.3 million book value of the investment was greater than the market value of $68.4 million (based upon the December 31, 2007 closing price of $7.19). A review of this investment was performed in accordance with Emerging Issues Task Force 03-1 (“EITF 03-1”), APB No. 18, and Securities and Exchange Commission Staff Accounting Bulletin 59 (“SAB 59”) to analyze various quantitative and qualitative factors to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current value of the stock price, and management’s intention with regard to this investment, the Company determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and accordingly, no adjustment to the carrying value was recorded at December 31, 2007.
     Goodwill and Other Intangible Assets — Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill is recorded at the acquisition date of a business and tested for impairment annually at the reporting unit level by comparing the fair value of the reporting unit to its carrying amount. The Company will recognize a goodwill impairment charge if the carrying amount of the goodwill assigned to the reporting unit is greater than the implied fair value of the goodwill.
     In the year ended December 31, 2006, an impairment review was conducted of the goodwill related to the Tennessee Homebuilding segment acquired in connection with Levitt’s acquisition of Bowden Building Corporation in 2004. As a result of the 2006 review, the Company completely wrote off the $1.3 million of goodwill in the Tennessee Homebuilding segment that was recorded in connection with the Bowden Building Corporation acquisition. The profitability and estimated cash flows of the reporting entity declined to a point where the carrying value of the assets exceeded their market value resulting in a write-off of goodwill. The write-off is included in Real Estate Development other expenses in the consolidated statements of operations.
     Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of ten years. The accumulated amortization on core deposit intangible assets was $9.7 million at December 31, 2007.
     Purchase Accounting — Step Acquisition — In accordance with SFAS No. 141 “Business Combinations” (“SFAS 141”), the acquisition of additional shares of Levitt’s Class A common stock in Levitt’s Rights Offering is being accounted for as a step acquisition under the purchase method of accounting. A step acquisition is the acquisition of two or more blocks of an entity’s shares at different dates. In a step acquisition, the acquiring entity identifies the cost of the investment, the fair value of the portion of the underlying net assets acquired, and the

BFC Financial Corporation
Notes to Consolidated Financial Statements
goodwill if any for each step acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized, net of tax. The excess of the fair value over the purchase price (negative goodwill) was allocated as a pro rata reduction of the amounts that would otherwise have been assigned ratably to all of the non-current and non-financial acquired assets, except assets to be disposed of by sale, deferred tax assets and any other current assets.
     Properties and Equipment — Properties and equipment consists primarily of office properties, leasehold improvements, furniture and fixtures, equipment and computer software and water treatment and irrigation facilities, and are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which generally range up to 40 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Interest expense associated with the construction of certain fixed assets is capitalized as incurred and relieved to expense through depreciation once the asset is put into use. Direct costs associated with development of internal-use software are capitalized and amortized over 3 — 5 years.
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
     Income Taxes — BFC and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries in which the Company owns less than 80% of the outstanding common stock, including BankAtlantic Bancorp and Levitt, are not included in the Company’s consolidated U.S. federal income tax return. The Company and its subsidiaries file separate state income tax returns for each jurisdiction.
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
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). An uncertain tax position is defined by FIN 48 as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized

BFC Financial Corporation
Notes to Consolidated Financial Statements
based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.
     Noncontrolling Interest — Noncontrolling interest reflects third parties’ ownership interests in entities that are consolidated and less than 100% owned.
     Accounting for Contingencies — Reserves for contingencies are recorded when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.
     (Loss) Earnings Per Share — Basic (loss) earnings per share excludes dilution and is computed by dividing net income (loss) allocable to common stock (after deducting preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if options to acquire common shares of the Company were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options or restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method, if dilutive. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share, but it also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive.
     During November 2007, I.R.E. Realty Advisory Group, Inc. (“I.R.E. RAG”), an approximately 45.5% subsidiary of BFC, merged with and into BFC (the “RAG Merger”). I.R.E. RAG’s sole assets were 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock. Prior to the RAG Merger, these shares were considered outstanding but the shares that the Company owned by virtue of its 45.5% ownership interest in I.R.E. RAG were eliminated in the earnings (loss) per share calculation. Accordingly, there was no change to the Company’s earnings (loss) per share calculation as a result of the RAG Merger (see Note 32).
     Brokered Deposits — Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the effective interest method over the term of the deposit
     Stock-Based Compensation Plans — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for the years ended December 31, 2007 and 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the year ended December 31, 2005, the Company accounted for share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Discontinued Operations — Discontinued operations includes Ryan Beck’s results of operations, the financial results for two of Core Communities’ commercial leasing projects and, for 2005, BMOC’s financial results, as described below and in Note 4.
     Ryan Beck’s activities included gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acted as an underwriter or agent and fees earned from providing merger and acquisition and financial advisory services. These fees were recorded as earned, provided no contingency of payment existed. Sales concessions are recorded on trade date, and underwriting fees are recorded at the time the underwriting was completed. Gains and losses from securities transactions were recorded on a trade date basis. Profit and loss arising from all securities transactions entered into for the account and risk of Ryan Beck were

BFC Financial Corporation
Notes to Consolidated Financial Statements
recorded on a trade date basis. Commission income and expenses related to customers’ securities transactions were reported on a trade date basis. Amounts receivable and payable for securities transactions that had not reached their contractual settlement date were recorded net on the statement of financial condition. Securities owned and securities sold, but not yet purchased were associated with proprietary securities transactions entered into by Ryan Beck and were accounted for at fair value with changes in the fair value included in income from discontinued operations. The fair value of these trading positions was generally based on listed market prices. If listed market prices were not available or if liquidating the positions would have reasonably been expected to impact market prices, fair value was determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement and management valuation models associated with securities that were not readily marketable.
     As discussed in Note 4, the commercial leasing properties at Core Communities are treated as discontinued operations due to Levitt’s intention to sell these projects. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144. Accordingly, the results of operations from these projects have been reclassified to discontinued operations for all periods presented in these consolidated financial statements. In addition, the assets have been reclassified to assets held for sale and the related liabilities associated with these assets held for sale were also reclassified in the consolidated statements of financial condition for all prior periods presented to conform to the current year presentation. Additionally, pursuant to SFAS No. 144, assets held for sale are measured at the lower of its carrying amount or fair value less cost to sell. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at December 31, 2007.
New Accounting Pronouncements:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value in generally accepted accounting principles (“GAAP”), establishes a framework for measuring fair value and expands disclosure about fair value measurement. The Statement will change key concepts in fair value measures, including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007. During February 2008, the FASB issued a Staff Position that will (i) partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) remove certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate”, (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 is effective for the first annual reporting period beginning after March 15, 2007 (the Company’s fiscal year beginning January 1, 2008). The effect of EITF 06-8 is not expected to be material on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible assets and liabilities at fair value on a contract by contract basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.
     In December 2007, FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) was issued. This Statement will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the

BFC Financial Corporation
Notes to Consolidated Financial Statements
acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including the following: acquisition costs will be generally expensed as incurred; noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Also included in the Statement are a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.
     In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.
2. Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) which established an approach to quantify errors in financial statements. Previously, there were two methods for quantifying the effects of financial statement errors: the roll-over method and the iron curtain method. The roll-over method focuses on the impact errors have on the income statement, including the reversing effect of prior year errors. The iron curtain method focuses on the effect of correcting errors on the statement of financial condition. Prior to the application of the guidance in SAB No. 108, the Company used the roll-over method for quantifying identified financial statement errors. This method led to an accumulation of errors on the Company’s consolidated statement of financial condition. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under the roll-over and the iron-curtain methods requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors.
     SAB No. 108 permitted companies to initially apply its provisions by either restating prior period financial statements or recording the cumulative effect of adjusting assets and liabilities as of January 1, 2006 as an offsetting adjustment to the opening balance of retained earnings.

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
Adjustment
As of January 1, 2006
Other liabilities:
Recurring operating expenses (1)	$1,618
Deferred data processing expenses (2)	1,474
Current taxes payable	(696)

Increase in other liabilities	2,396
Decrease in deferred tax liability	(657)
Decrease in noncontrolling interest (3)	(1,486)

Decrease in retained earnings	$253

(1)	BankAtlantic has historically expensed certain recurring invoices when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year as the “rollover” impact of expenses in the following year approximated the expenses that rolled over from the prior year.

(2)	BankAtlantic pays a fixed fee for certain data processing transaction services, and at the end of each contract year, the actual number of transactions is determined and the fees related to any greater or lesser transactions are invoiced or repaid to BankAtlantic over a twelve month period. BankAtlantic accounted for these charges when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year and the amount of the error had accumulated over a four year period as follows (in thousands):

For the Years	Occupancy and
Ended December 31,	Equipment Expense
2002	$221
2003	276
2004	533
2005	444

$1,474

(3)	Noncontrolling interest amount represents third parties’ interest of approximately 78% in BankAtlantic Bancorp.
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
     The Company had six reportable segments, which are: BFC Activities, Financial Services, Primary Homebuilding, Tennessee Homebuilding, Land Division, and Levitt Other Operations. The Primary and Tennessee Homebuilding segments’ results of operations were deconsolidated on November 9, 2007 due to the Chapter 11 Cases. The results of operations for the three year period ended December 31, 2007 include the results of operations of Levitt and Sons through November 9, 2007.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt Corporation and its subsidiaries. This includes dividends from BFC’s investment in Benihana’s convertible preferred stock and other securities and investments, advisory fee income and operating expenses from CCC, interest income from loans receivable, and income and expenses associated with the arrangement between BFC, BankAtlantic Bancorp, Levitt and Bluegreen for shared services in the areas of human resources, risk management, investor relations and executive office administration.
     The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision for income taxes, including the tax provision related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in the Financial Services segment, and the Company’s earnings or losses in Levitt are reflected in the Primary Homebuilding, Tennessee Homebuilding, Land Division and Levitt Other Operations segments.
Financial Services
     The Company’s Financial Services segment consists of BankAtlantic Bancorp and its subsidiaries’ operations, including the operations of BankAtlantic.
Primary Homebuilding
     The Company’s Primary Homebuilding segment consists of the operations of Carolina Oak and consisted of Levitt and Sons’ homebuilding operations in Florida, Georgia and South Carolina while they were included in the consolidated financial statements.
Tennessee Homebuilding
     The Company’s Tennessee Homebuilding segment consisted of Levitt and Sons’ homebuilding operations in Tennessee while they were included in the consolidated financial statements,
Land Division
     The Company’s Land Division segment consists of Core Communities’ operations.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Levitt Other Operations
     The Company’s Levitt Other Operations segment consists of the activities of Levitt Commercial, Levitt Corporation’s operations (other than in Primary Homebuilding, Tennessee Homebuilding or Land Division), earnings from Levitt Corporation’s investment in Bluegreen and Levitt Corporation’s other real estate investments and joint ventures.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in this Annual Report on Form 10-K. Inter-company transactions are eliminated in the consolidated presentation. Eliminations consist primarily of the elimination of sales and profits of real estate transactions between the Land and Primary Homebuilding segment, which were recorded based upon terms that management believes would be attained in an arm’s length transaction. In the ordinary course of business, certain Levitt Corporation inter-segment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these inter-segment loans are eliminated in consolidation.
     The Company evaluates segment performance based on (loss) income from continuing operations net of tax and noncontrolling interest.

BFC Financial Corporation
Notes to Consolidated Financial Statements
The table below sets forth the Company’s segment information as of and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

						Levitt	Adjusting
	BFC	Financial	Primary	Tennessee	Land	Other	and
	Activities	Services	Homebuilding	Homebuilding	Division	Operations	Eliminations	Total

2007
Revenues:
Sales of real estate	$—	—	345,666	42,042	16,567	6,574	(734)	410,115
Interest and dividend income	2,374	371,633	613	39	3,862	7,158	(7,793)	377,886
Other income	6,272	149,332	8,523	44	3,502	1,174	(2,991)	165,856

	8,646	520,965	354,802	42,125	23,931	14,906	(11,518)	953,857

Costs and Expenses:
Cost of sales of real estate	—	—	501,206	51,360	7,447	16,793	(3,565)	573,241
Interest expense, net	38	192,857	7,258	151	2,629	1,073	(7,489)	196,517
Provision for loan losses	—	70,842	—	—	—	—	—	70,842
Other expenses	15,234	317,350	63,107	5,010	17,240	34,898	(2,908)	449,931

	15,272	581,049	571,571	56,521	27,316	52,764	(13,962)	1,290,531

Equity in (loss) earnings from unconsolidated affiliates	(78)	2,500	40	—	—	10,262	—	12,724

(Loss) income from continuing operations before income taxes and noncontrolling interest	(6,704)	(57,584)	(216,729)	(14,396)	(3,385)	(27,596)	2,444	(323,950)
(Benefit) provision for income taxes	(19,397)	(27,572)	(1,396)	1,700	4,802	(34,297)	5,914	(70,246)
Noncontrolling interest	(34)	(22,806)	(179,239)	(13,398)	(6,815)	5,578	(2,889)	(219,603)

(Loss) income from continuing operations	$12,727	(7,206)	(36,094)	(2,698)	(1,372)	1,123	(581)	(34,101)

At December 31, 2007
Total assets	$30,166	6,378,817	38,497	—	380,961	298,700	(12,708)	7,114,433

BFC Financial Corporation
Notes to Consolidated Financial Statements

						Levitt	Adjusting
	BFC	Financial	Primary	Tennessee	Land	Other	and
	Activities	Services	Homebuilding	Homebuilding	Division	Operations	Eliminations	Total

2006
Revenues:
Sales of real estate	$—	—	424,420	76,299	69,778	11,041	(15,452)	566,086
Interest and dividend income	2,292	367,177	434	110	933	3,377	(2,451)	371,872
Other income	3,680	140,949	6,897	17	3,752	2,254	(2,708)	154,841

	5,972	508,126	431,751	76,426	74,463	16,672	(20,611)	1,092,799

Costs and Expenses:
Cost of sale of real estate	—	—	367,252	72,807	42,662	11,649	(11,409)	482,961
Interest expense, net	30	167,057	—	—	—	—	(479)	166,608
Provision for loan losses	—	8,574	—	—	—	—	—	8,574
Other expenses	12,805	300,186	67,414	14,113	13,305	28,182	(2,626)	433,379

	12,835	475,817	434,666	86,920	55,967	39,831	(14,514)	1,091,522

Equity in (loss) earnings from unconsolidated affiliates	—	1,667	(279)	—	—	9,547	—	10,935

(Loss) income from continuing operations before income taxes and noncontrolling interest	(6,863)	33,976	(3,194)	(10,494)	18,496	(13,612)	(6,097)	12,212
Provision (benefit) for income taxes	(1,854)	7,097	(1,508)	(3,241)	6,948	(5,639)	(2,318)	(515)
Noncontrolling interest	(25)	21,072	(1,406)	(6,049)	9,630	(6,649)	(3,151)	13,422

(Loss) income from continuing operations	$(4,984)	5,807	(280)	(1,204)	1,918	(1,324)	(628)	(695)

At December 31, 2006
Total assets	$45,756	6,495,662	583,805	49,230	284,335	206,427	(59,449)	7,605,766

BFC Financial Corporation
Notes to Consolidated Financial Statements

						Levitt	Adjusting
	BFC	Financial	Primary	Tennessee	Land	Other	and
	Activities	Services	Homebuilding	Homebuilding	Division	Operations	Eliminations	Total

2005
Revenues:
Sales of real estate	$—	—	352,723	85,644	105,658	14,709	(622)	558,112
Interest and dividend income	1,623	345,894	379	130	971	1,548	(1,748)	348,797
Other income	1,750	101,678	3,906	58	7,814	2,558	(1,406)	116,358

	3,373	447,572	357,008	85,832	114,443	18,815	(3,776)	1,023,267

Costs and Expenses:
Cost of sale of real estate	—	—	272,680	74,328	50,706	12,520	(3,044)	407,190
Interest expense, net	346	141,909	—	—	—	—	(348)	141,907
Recovery for loan losses	—	(6,615)	—	—	—	—	—	(6,615)
Other expenses	9,750	246,970	50,523	10,486	13,095	17,913	(1,355)	347,382

	10,096	382,264	323,203	84,814	63,801	30,433	(4,747)	889,864

Equity in (loss) earnings from unconsolidated affiliates	—	621	104	—	—	12,679	—	13,404

(Loss) income from continuing operations before income taxes and noncontrolling interest	(6,723)	65,929	33,909	1,018	50,642	1,061	971	146,807
Provision (benefit) for income taxes	3,737	23,403	12,270	421	19,088	378	375	59,672
Noncontrolling interest	6	33,475	18,043	498	26,310	569	498	79,399

(Loss) income from continuing operations	$(10,466)	9,051	3,596	99	5,244	114	98	7,736

At December 31, 2005
Total assets	$54,118	6,471,411	421,560	68,838	228,634	194,264	(43,070)	7,395,755

BFC Financial Corporation
Notes to Consolidated Financial Statements
4. Discontinued Operations
Sale of Ryan Beck
     On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. In connection with this sale, BankAtlantic Bancorp and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 2,467,600 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 500,000 shares of Stifel common stock at an exercise price of $36.00 per share (the “Warrants”). In connection with the sale, BankAtlantic Bancorp received 2,377,354 shares of Stifel common stock, cash of $2.6 million and Warrants to acquire an aggregate of 481,724 shares of Stifel common stock. Stifel filed a registration statement on June 28, 2007, registering for resale by BankAtlantic Bancorp after August 28, 2007 up to 1,061,547 shares of Stifel common stock, including 792,000 shares owned by BankAtlantic Bancorp and 161,000 shares issuable to BankAtlantic Bancorp upon the exercise of the Warrants. In January 2008, BankAtlantic Bancorp sold 250,000 shares of Stifel Common Stock to Stifel and received net proceeds of $10.7 million. Stifel has agreed to register the remaining shares issued in connection with the Ryan Beck sale and to grant incidental “piggy-back” registration rights. BankAtlantic Bancorp has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. As of December 31, 2007, BankAtlantic Bancorp owned approximately 17% of the issued and outstanding shares of Stifel common stock and does not have the ability to exercise significant influence over Stifel’s operations. As such, BankAtlantic Bancorp’s investment in Stifel common stock is accounted for under the cost method of accounting. Stifel common stock that can be sold within one year is accounted for as securities available for sale and Stifel common stock which is subject to restrictions on sale for more than one year is accounted for as investment securities at cost. The Warrants are accounted for as derivatives with unrealized gains and losses resulting from changes in the fair value of the Warrants recorded in securities activities, net. Included in the Company’s consolidated statement of financial condition as of December 31, 2007 under “securities available for sale” and “investment securities at cost” are $72.6 million and $31.4 million, respectively, of Stifel common stock, and included in financial instruments at fair value is $10.6 million of Warrants.
     In connection with the Ryan Beck sale, BankAtlantic Bancorp is also entitled to contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period beginning on March 1, 2007 up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25.0 million during each of the two consecutive twelve-month periods beginning on March 1, 2007. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. BankAtlantic Bancorp has entered into separate agreements with each individual Ryan Beck option holder which allocate certain contingent earn-out payments to them.

BFC Financial Corporation
Notes to Consolidated Financial Statements
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

     The (loss) income from operations of Ryan Beck included in the consolidated statements of operations in “Discontinued operations” was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Financial Services:
Investment banking revenue	$37,836	218,461	251,361

Expenses:
Employee compensation and benefits	27,532	170,605	165,325
Occupancy and equipment	2,984	16,588	15,816
Advertising and promotion	740	5,788	5,418
Transaction related costs (1)	14,263	—	—
Other expenses:
Professional fees	1,106	8,790	6,706
Communications	2,255	15,187	13,554
Floor broker and clearing fees	1,162	8,612	9,118
Interest expense	985	5,995	3,419
Other	1,086	6,389	7,204

Total expenses	52,113	237,954	226,560

(Loss) income from Ryan Beck discontinued operations before income taxes and noncontrolling interest	(14,277)	(19,493)	24,801
Income tax (benefit) provision	(6,431)	(8,958)	10,690
Noncontrolling interest	(6,709)	(9,011)	11,877

(Loss) income from Ryan Beck discontinued operations, net of income taxes and noncontrolling interest	$(1,137)	(1,524)	2,234

(1)	Ryan Beck transaction related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The assets and liabilities associated with Ryan Beck discontinued operations included in the Company’s consolidated statement of financial condition consisted of the following (in thousands):

December 31,
2006
ASSETS:
Cash	$3,285
Securities owned	112,382
Office properties and equipment, net	9,644
Deferred tax asset, net	16,411
Goodwill	6,184
Due from clearing agent	15,629
Other assets	27,228

Total assets	$190,763

LIABILITIES:
Securities sold but not yet purchased	$31,407
Other liabilities	63,839

Total liabilities	$95,246

     Cash flows from Ryan Beck discontinued operations included in the Company’s consolidated statement of cash flows consisted of the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$5,611	516	1,467
Net cash (used in) provided by investing activities	$(299)	(1,298)	225
Net cash used in financing activities	$(2,307)	(1,299)	—
Sale of Two Core Communities’ Commercial Leasing Projects
     During 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Core management determined it is probable that Core will sell these projects and, while Core may retain an equity interest in the properties and provide ongoing management services to a potential buyer, the anticipated level of continuing involvement is not expected to be significant. It is Core’s intention to complete the sale of these assets in the first half of 2008. The assets are available for immediate sale in their present condition. There is no assurance that these sales will be completed in the timeframe expected by management or at all. Due to this decision, the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented in accordance with SFAS No. 144, including the reclassification of results of operations from these projects to discontinued operations for the years ended December 31, 2006 and 2005.
     The assets have been reclassified to assets held for sale and the related liabilities associated with these assets were also reclassified to liabilities related to assets held for sale in the consolidated statements of financial condition. Prior period amounts have been reclassified to conform to the current year presentation. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the consolidated statements of cash flows for all periods presented. While the commercial real estate market has generally been stronger than the residential real estate market, interest in commercial property is weakening and financing is not as readily available in the current market, which may adversely impact the profitability in Levitt’s commercial property. Levitt’s management has reviewed the net asset value and estimated the fair market value of

BFC Financial Corporation
Notes to Consolidated Financial Statements
the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at December 31, 2007.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects as of December 31, 2007 and December 31, 2006:

	December 31,
	2007	2006
Property and equipment, net	$84,811	45,560
Other assets	11,537	1,724

Assets held for sale	$96,348	47,284

Accounts payable, accrued liabilities and other	$1,123	925
Notes and mortgage payable	78,970	27,338

Liabilities related to assets held for sale	$80,093	28,263

     The following table summarizes the results of operations for the two commercial leasing projects (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Revenue	$4,710	1,781	223
Costs and expenses	1,837	1,814	477

Income (loss) before income taxes	2,873	(33)	(254)
Provision (benefit) for income taxes	1,234	(14)	(106)
Noncontrolling interest	1,438	(18)	(132)

Income (loss) from discontinued operations	$201	(1)	(16)

BFC Activities — BMOC
     BMOC, a wholly-owned subsidiary of BFC, owned an outlet center located in Burlington, North Carolina that it acquired in 1985. In November 2004, a tenant occupying 21% of the square footage of the shopping center vacated the premises. The loss of this tenant caused BMOC to operate at a negative cash flow. Because of the negative cash flow, the mortgage was not paid in accordance with its terms; rather, cash flow to the extent available from the shopping center was paid to the lender. On December 19, 2005, the shopping center was transferred to the lender in full settlement of the note of $8.2 million. The Company’s income from the transfer of the shopping center was approximately $5.1 million before tax which is included in discontinued operations in the Company’s statements of operations for the year ended December 31, 2005. There was no activity related to BMOC for the years ended December 31, 2007 and 2006.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BMOC’s components of earnings (losses) from discontinued operations for the year ended December 31, 2005 was as follows (in thousands):

2005
BFC Activities — Revenues
Other income	$117
BFC Activities — Expenses
Interest expense	736
Gain on disposition	5,146

Income (loss) from discontinued operations	4,527
Provision (benefit) for income taxes	1,707

Income (loss) from discontinued operations, net of tax	$2,820

     During the years ended December 31, 2007 and 2006, there were no earnings (losses) from BMOC discontinued operations.
5. Levitt’s Rights Offering and Step Acquisition
     Effective August 29, 2007, Levitt distributed to each holder of record of Levitt’s Class A common stock and Class B common stock on August 27, 2007, 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”). Each whole subscription right entitled the holder thereof to purchase one share of Levitt’s Class A common stock at a purchase price of $2.00 per share. The Rights Offering was completed on October 1, 2007. Levitt received $152.8 million in the Rights Offering and issued an aggregate of 76,424,066 shares of its Class A common stock on October 1, 2007 in connection with the exercise of rights by its shareholders. BFC purchased an aggregate of 16,602,712 of Levitt’s Class A common stock in the Rights Offering for an aggregate purchase price of $33.2 million.
     By letter dated September 27, 2007 (“Letter Agreement”), BFC agreed, subject to certain limited exceptions, not to vote the 6,145,582 shares of Levitt’s Class A common stock that BFC acquired in the Rights Offering upon exercise of its subscription rights associated with BFC’s holdings of Levitt’s Class B common stock. The Letter Agreement provides that any future sale of shares of Levitt’s Class A common stock by BFC will reduce, on a share for share basis, the number of shares of Levitt’s Class A common stock that BFC has agreed not to vote. BFC’s acquisition of the 16,602,712 shares of Levitt’s Class A common stock upon its exercise of its subscription rights increased BFC’s economic ownership interest in Levitt by approximately 4.1% to 20.7% from 16.6% and increased BFC’s voting interest in Levitt, excluding the 6,145,582 shares subject to the Letter Agreement, by approximately 1.1% to 54.0% from 52.9%.
     The acquisition of the additional interest in Levitt resulted in negative goodwill (excess of fair value of acquired net assets over purchase price of shares) of approximately $11 million. After ratably allocating this negative goodwill to non-current and non-financial assets, the Company recognized an extraordinary gain, net of tax, of $2.4 million.
     As required by SFAS No. 141, the Company determined the fair value of the portion of the net assets acquired as of the date of acquisition, October 1, 2007. In making that determination, the Company used information that was representative of the fair value at that time. However, this is not necessarily indicative of future values which can be influenced by a variety of factors, such as prevailing market conditions, costs associated with maintaining the value of the assets and any other expenses that may be incurred in order to actually realize that value.

BFC Financial Corporation
Notes to Consolidated Financial Statements
6. Restructuring Charges, Impairments and Exit Activities
BankAtlantic Bancorp
     The following provides BankAtlantic Bancorp exit activities liabilities and asset impairments associated with its restructuring charges (in thousands):

	Employee
	Termination
	Benefits	Contract	Total	Asset
	Liability	Liability	Liability	Impairments	Total
Balance at December 31, 2006	$—	—	—	—	—
Restructuring charges	2,527	1,016	3,543	4,808	8,351

Amounts paid or amortized	(2,425)	(26)	(2,451)

Balance at December 31, 2007	$102	990	1,092

     In December 2007, in response to the current economic environment and its impact on BankAtlantic Bancorp’s financial results, BankAtlantic decided to sell some properties that it had acquired for its future store expansion program and terminate or sublease certain operating leases. As a consequence, BankAtlantic recorded a $1.1 million impairment charge for land acquired for store expansion, incurred a $3.3 million impairment charge for engineering and architectural fees associated with obtaining permits for store sites and recorded liabilities of $0.5 million associated with executed lease contracts. Sales prices or annual rental rates for similar properties were used to determine fair value.
     In November 2007, in order to reduce expenses and improve operating efficiency, BankAtlantic consolidated its two call centers into one call center in Orlando, Florida, recognizing a $0.3 million asset impairment charge and recording a $0.4 million operating lease liability associated with the vacated facility.
     In March 2007, BankAtlantic Bancorp reduced its workforce by approximately 225 associates, or 8%, in an effort to improve operating efficiencies. Included in the Company’s consolidated statement of operations for the year ended December 31, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation.
     During the year ended December 31, 2005, BankAtlantic opened its new Corporate Center, which serves as BankAtlantic Bancorp’s and the Company’s corporate headquarters. The Company recorded a $3.7 million impairment charge in its consolidated statement of operations for the year ended December 31, 2005 as a result of the corporate headquarters relocation and the demolition of the old corporate headquarters building.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Levitt
     The following table summarizes Levitt’s restructuring related accruals activity recorded for the year ended December 31, 2007 (in thousands):

	Severance		Independent
	Related and		Contractor	Surety Bond
	Benefits	Facilities	agreements	Accrual	Total

Balance at December 31, 2006	$—	—	—	—	—
Restructuring charges	4,864	1,010	1,497	1,826	9,197
Cash payments	(2,910)	—	(76)	—	(2,986)

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211

     In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Levitt Corporation primarily as a result of the Chapter 11 Cases. On November 9, 2007, Levitt Corporation implemented an employee fund and indicated that it would pay up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which could not be paid by Levitt and Sons to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of the Chapter 11 Cases.
     The severance related and benefits accrual includes severance, severance related payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 as part of the Chapter 11 Cases. For the year ended December 31, 2007, Levitt paid approximately $600,000 in severance and termination charges related to the above fund reflected in Levitt Other Operations segment and $2.3 million in severance in the Homebuilding Division prior to deconsolidation. Employees identified by the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. For any amounts paid related to the fund charged to the Levitt Other Operations segment, these payments were in exchange for an assignment to Levitt by those employees of their unsecured claims against Levitt and Sons. At December 31, 2007 there was $2.0 million accrued to be paid related to this fund as well as severance for employees other than Levitt and Sons employees. In addition to these amounts, Levitt expects additional severance related obligations of $1.7 million in 2008 as employees assign their unsecured claims to Levitt.
     The facilities accrual as of December 31, 2007 represents expense associated with property and equipment leases that Levitt had entered into that are no longer providing a benefit to Levitt, as well as termination fees related to contractual obligations Levitt cancelled. Included in this amount are future minimum lease payments, fees and expenses, net of estimated sublease income for which the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as applicable, were satisfied. This restructuring expense is included in Real Estate Development selling general and administrative expenses and Levitt’s Other Operations segment for the year ended December 31, 2007.
     The independent contractor expense relates to two contractor agreements entered into with former Levitt and Sons employees. The agreements are for past and future consulting services. The total commitment related to these agreements is $1.6 million as of December 31, 2007 and will be paid monthly through 2009. The expense associated with these arrangements is included in Real Estate Development selling general and administrative expenses and in Levitt’s Other Operations segment for the year ended December 31, 2007.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, a $1.8 million in surety bonds accrual was recorded at Levitt Corporation related to certain bonds for which management considers it probable that Levitt will be required to reimburse the surety under the indemnity agreement. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. It is unlikely that Levitt

BFC Financial Corporation
Notes to Consolidated Financial Statements
Corporation would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay. The expense associated with this accrual is included in Real Estate Development other expense and included in Levitt’s Other Operations segment for the year ended December 31, 2007, due to its non-recurring and unusual nature.
     While there may have been immaterial amounts of severance related charges in the years ended 2005 and 2006, there were no comparable restructuring related costs.
7. Federal Funds Sold and Other Short Term Investments
The following table provides information on BankAtlantic’s Federal Funds sold (in thousands):

	For the Years Ended
	2007	2006	2005
Ending Balance	$484	691	1,057
Maximum outstanding at any month end within period	$21,555	16,276	8,648
Average amount invested during period	$3,638	1,824	4,275
Average yield during period	4.77%	3.00%	1.87%
     As of December 31, 2007, 2006 and 2005, BankAtlantic had $5.1 million, $5.0 million and $2.2 million, respectively, invested in money market accounts with unrelated brokers.
8. Securities Available for Sale
The following tables summarize securities available-for-sale (in thousands):

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
U.S government agencies mortgage-backed securities	$585,796	4,378	555	589,619
U.S. government agencies real estate mortgage investment conduits (1)	199,886	1,359	2,403	198,842

Total mortgage-backed securities	785,682	5,737	2,958	788,461

Investment Securities:
Other bonds	685	—	4	681
Equity securities	123,876	13,289	—	137,165

Total investment securities	124,561	13,289	4	137,846

Total	$910,243	19,026	2,962	926,307

BFC Financial Corporation
Notes to Consolidated Financial Statements

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
U.S government agencies mortgage-backed securities	$324,646	1,366	3,113	322,899
U.S. government agencies real estate mortgage investment conduits (1)	40,919	—	2,068	38,851

Total mortgage-backed securities	365,565	1,366	5,181	361,750

Investment Securities:
Tax-exempt securities	197,287	822	1,671	196,438
Other bonds	685	—	10	675
Equity securities	83,013	11,783	—	94,796

Total investment securities	280,985	12,605	1,681	291,909

Total	$646,550	13,971	6,862	653,659

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans, and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$68,821	(396)	14,792	(159)	83,613	(555)
Real estate mortgage investment conduits	3,475	(5)	35,398	(2,398)	38,873	(2,403)
Other bonds	200	—	246	(4)	446	(4)

Total available for sale securities:	$72,496	(401)	50,436	(2,561)	122,932	(2,962)

     Unrealized losses on securities outstanding greater than twelve months at December 31, 2007 were caused primarily by interest rate increases. The cash flows of these securities are guaranteed by government sponsored enterprises. BankAtlantic management has the intent and ability to hold the securities until the price recovers and expects that the securities would be settled at a price not less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2007.
     Unrealized losses on securities outstanding less than twelve months at December 31, 2007 were also caused by interest rate increases. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future and BankAtlantic management has the intent and ability to hold securities until the price recovers.. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2007.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$30,868	(88)	142,632	(3,025)	173,500	(3,113)
Real estate mortgage investment conduits	—	—	38,851	(2,068)	38,851	(2,068)
Tax exempt securities	29,715	(65)	79,169	(1,606)	108,884	(1,671)
Other bonds	242	(8)	198	(2)	440	(10)

Total available for sale securities:	$60,825	(161)	260,850	(6,701)	321,675	(6,862)

     At December 31, 2007, the scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
	Cost	Value
December 31, 2007 (1) (2)
Due within one year	$410	410
Due after one year, but within five years	134,548	135,750
Due after five years, but within ten years	1,936	1,947
Due after ten years	649,473	651,035

Total	$786,367	789,142

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.
          The components of securities activities, net were (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Gross gains on securities activities	$17,026	10,137	917
Gross losses on securities activities	(4,341)	(168)	(18)
Other-than temporary impairments	(3,316)	—	—
Unrealized gains securities	338	—	12
Realized losses on securities	—	(156)	(6)

Securities activities, net	$9,707	9,813	905

     Proceeds from sales of securities available for sale were $625.1 million, $70.3 million and $127.9 million during the years ended December 31, 2007, 2006 and 2005, respectively.
     During the year ended December 31, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and shares of MasterCard’s Class B Common Stock for their interest in MasterCard. BankAtlantic received $0.5 million in cash and 25,587 shares of MasterCard’s Class B Common Stock. The $0.5 million cash proceeds were reflected in the Company’s consolidated statement of operations in “Securities activities, net.” The shares of MasterCard’s Class B Common Stock received were accounted for as a nonmonetary transaction and recorded at historical cost.

BFC Financial Corporation
Notes to Consolidated Financial Statements
During the year ended December 31, 2007, BankAtlantic sold 22,000 shares of MasterCard’s Class B Common Stock for a gain of $3.4 million.
     The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of shareholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2007	2006	2005
Change in other comprehensive income (loss) on securities available for sale	$122	1,076	(711)
Income tax provision (benefit)	52	415	(274)

Change in shareholders’ equity from net unrealized appreciation (depreciation) on securities available for sale, net of tax	$70	661	(437)

9. Investment Securities
The following tables summarize investment securities (in thousands):

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Stifel restricted common stock (1)	$31,433	3,061	—	34,494
Benihana Convertible Preferred Stock (2)	20,000	—	—	20,000
Private investment securities (3)	8,740	1,407	—	10,147
Equity securities (5)	—	603	—	603

	$60,173	5,071	—	65,244

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Tax-exempt securities (4)	$200,182	962	338	200,806
Benihana Convertible Preferred Stock (2)	20,000	—	—	20,000
Private investment securities (3)	7,026	1,714	—	8,740

	$227,208	2,676	338	229,546

(1)	Stifel common stock that is subject to restrictions for more than one year is accounted for as investment securities at cost.

(2)	The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost (see Note 11).

(3)	Private investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

(4)	Tax exempt securities consist of municipal bonds.

(5)	Equity securities consisted of 3,587 shares of MasterCard Class B common stock acquired through MasterCard’s 2006 initial public offering).
     In October 2007, BankAtlantic’s Investment Committee approved a plan to restructure its investment portfolio with a view towards improving the net interest margin and shortening the duration of the portfolio. The tax-exempt municipal securities in the investment securities portfolio had long durations, and the tax-free returns on these securities were not beneficial to BankAtlantic in light of losses which were incurred during the nine months ended September 30, 2007. As a consequence, BankAtlantic’s management decided to sell the held-to-maturity municipal securities and transferred its entire held-to-maturity municipal securities portfolio of $203.0 million to

BFC Financial Corporation
Notes to Consolidated Financial Statements
securities available for sale in October 2007. BankAtlantic’s management does not plan to designate securities as held-to-maturity for the foreseeable future and believes that maintaining its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.
     Management reviews its investment securities portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the fourth quarter of 2007, the Company recognized a $3.3 million other-than-temporary decline in value related to private investment securities. As of December 31, 2007, there were no impaired investment securities.
10. Tax Certificates
     The following table summarizes tax certificates (in thousands):

	December 31, 2007		December 31, 2006
		Estimated		Estimated
		Fair		Fair
	Cost	Value	Cost	Value
Tax certificates (1)(2) —
Net of allowance of $3,289 and $3,699, respectively	$188,401	188,401	195,391	195,391

(1)	Management considers the estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market value.

(2)	Based on historical repayment experience, the majority of tax certificates are redeemed in two years or less.
     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31
	2007	2006	2005
Balance, beginning of period	$3,699	3,271	3,297

Charge-offs	(867)	(295)	(979)
Recoveries	157	423	603

Net (charge-offs) recoveries	(710)	128	(376)
Provision charged to operations	300	300	350

Balance, end of period	$3,289	3,699	3,271

11. Benihana Convertible Preferred Stock Investment
     Benihana has operated teppanyaki-style restaurants in the United States for more than 42 years and has exclusive rights to own, develop and license Benihana and Benihana Grill restaurants in the United States, Central and South America and the islands of the Caribbean. Benihana is a NASDAQ-listed company with two listed classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). John E. Abdo, Vice Chairman of the Company’s Board of Directors, is a member of Benihana’s Board of Directors. Further, Darwin Dornbush, a member of Levitt’s Board of Directors is the Corporate Secretary of Benihana and a member of Benihana’s Board of Directors.
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.6667, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 18% voting interest and an approximately 9.4%

BFC Financial Corporation
Notes to Consolidated Financial Statements
economic interest in Benihana. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.
     The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. On July 1, 2004, the Company funded the first tranche of Convertible Preferred Stock in the amount of $10.0 million for the purchase of 400,000 shares and, on August 4, 2005, the Company purchased the remaining 400,000 shares of Convertible Preferred Stock in the amount of $10.0 million. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited period beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $38.00 for sixty consecutive trading days. At December 31, 2007, the closing price of Benihana’s Common Stock was $12.61 per share. The market value of the Convertible Preferred Stock on an as if converted basis at December 31, 2007 would have been approximately $19.9 million.
12. Loans Receivable and Loans Held for Sale
The loan portfolio consisted of the following components (in thousands):

	December 31,
	2007	2006
Real estate loans:
Residential	$2,155,752	2,150,626
Construction and development	416,484	475,041
Commercial	886,657	980,840
Consumer — home equity	676,262	562,318
Small business	211,797	186,833
Other loans:
Commercial business	131,044	157,109
Small business — non-mortgage	105,867	98,225
Consumer loans	15,667	17,406
Deposit overdrafts	15,005	8,440
Other loans	—	425

Total gross loans	4,614,535	4,637,263

Adjustments:
Premiums, discounts and net deferred fees	3,936	1,306
Deferred profit on commercial real estate loans	—	(204)
Allowance for loan losses	(94,020)	(44,173)

Loans receivable — net	$4,524,451	4,594,192

Loans held for sale	$4,087	9,313

     Loans held for sale at December 31, 2007 and 2006 consisted of $0.1 million and $2.5 million, respectively, of residential loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) designated as held for sale and $4.0 million and $6.8 million, respectively, of loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter based on originated loan balance.
     Undisbursed loans in process consisted of the following components (in thousands):

	December 31,
	2007	2006
Residential	$2,982	7,880
Construction and development	214,159	384,515
Commercial	105,336	90,447

Total undisbursed loans in process	$322,477	482,842

BankAtlantic’s loan portfolio had the following geographic concentration based on outstanding loan balances at December 31, 2007:

Florida	57%
Eastern U.S.A.	23%
Western U.S.A.	16%
Central U.S.A	4%

100%

Allowance for Loan Losses (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Balance, beginning of period	$44,173	41,830	47,082

Loans charged-off	(23,213)	(8,905)	(2,694)
Recoveries of loans previously charged-off	2,218	2,674	4,057

Net (charge-offs) recoveries	(20,995)	(6,231)	1,363
Provision for loan losses	70,842	8,574	(6,615)

Balance, end of period	$94,020	44,173	41,830

     The following summarizes impaired loans (in thousands):

	December 31, 2007		December 31, 2006
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$113,955	17,809	325	162
Impaired loans without specific valuation allowances	67,124	—	10,319	—

Total	$181,079	17,809	10,644	162

     The average gross recorded investment in impaired loans was $76.7 million, $13.6 million and $6.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. BankAtlantic measured non-homogenous loans for impairment using the fair value less cost to sell method.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Contracted interest income	$15,042	2,715	343
Interest income recognized	(10,071)	(2,203)	(192)

Foregone interest income	$4,971	512	151

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
Non-performing assets (in thousands):

	December 31,
	2007	2006	2005
Non-accrual — tax certificates	$2,094	632	388

Loans 90 days past due and still accruing	—	—	—
Non-accrual — loans
Residential	8,678	2,629	5,981
Commercial real estate and business	165,818	—	340
Small business	877	244	9
Consumer — home equity	3,218	1,563	471

Total non-accrual loans	178,591	4,436	6,801

Real estate owned	17,216	21,747	967

Total non-performing assets	$197,901	26,815	8,156

Other potential problem loans (in thousands):

	At December 31,
	2007	2006	2005
Performing impaired loans, net of specific allowances	$—	162	193
Restructured loans	2,488	—	77

Total potential problem loans	$2,488	162	270

     Performing impaired loans are impaired loans which are still accruing interest. Restructured loans are loans in which the original terms were modified, granting the borrower loan concessions due to financial difficulties. BankAtlantic had commitments to lend $3.1 million of additional funds on non-performing and potential problem loans as of December 31, 2007.
     Foreclosed asset activity in Financial Services other expenses includes the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(243)	(224)	(75)
Impairment of REO	(7,299)	—	—
Net gain on sales	427	1,443	1,840

Net real estate owned activity	$(7,115)	1,219	1,765

BFC Financial Corporation
Notes to Consolidated Financial Statements
13. Accrued Interest Receivable
     Accrued interest receivable consisted of (in thousands):

	December 31,
	2007	2006
Loans receivable	$27,648	29,604
Tax exempt securities	—	1,913
Tax certificates	13,428	11,215
Securities available for sale	5,195	4,944

Accrued interest receivable	$46,271	47,676

14. Properties and Equipment
     Properties and equipment was comprised of (in thousands):

	December 31,
	2007	2006
Land, buildings and improvements	$230,788	205,138
Furniture and equipment	118,538	111,891
Water irrigation facilities	6,594	6,588

Total	355,920	323,617
Less accumulated depreciation	79,842	70,664

Properties and equipment — net	$276,078	252,953

     BankAtlantic Bancorp’s depreciation expense was $19.8 million, $16.0 million and $11.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in Financial Services occupancy and equipment expenses. Also included in depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $3.0 million, $2.6 million and $2.1 million, respectively, of software cost amortization. BankAtlantic Bancorp’s unamortized software costs were $6.4 million at each of December 31, 2007 and 2006. Levitt’s depreciation expense was $2.9 million, $1.7 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in Real Estate Development selling, general and administrative expenses in the consolidated statements of operations. Depreciation expense related to assets held for sale was $755,000, $925,000 and $214,000 for the years ended December 31, 2007, 2006 and 2005, respectively and is included in income(loss) from discontinued operations.
     During the years ended December 31, 2007 and 2006, BankAtlantic exchanged branch facilities properties with unrelated third parties. The transactions were real estate for real estate exchanges with no cash payments received. The transaction was accounted for at the fair value of the branch facilities transferred and BankAtlantic recognized a $0.5 million and $1.8 million gain in connection with the exchanges for the years ended December 31, 2007 and 2006, respectively.
     In 2007, Levitt performed a review of its fixed assets and determined that certain leasehold improvements were no longer appropriately valued upon vacating the leased space associated with those improvements. The leasehold improvements in the amount of $564,000 related to this vacated space will not be recovered and were written off in the year ended December 31, 2007.

BFC Financial Corporation
Notes to Consolidated Financial Statements
15. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	December 31,
	2007	2006
Land held for sale	$13,704	1,239
Land and land development costs	216,090	578,017
Construction costs	5,426	180,005
Capitalized interest and other costs	35,009	88,231

Total	$270,229	847,492

     Real estate held for development and sale consisted of the combined real estate assets of Levitt and its subsidiaries as well as BankAtlantic’s residential construction development acquired in connection with a financial institution during 2002. The development became wholly-owned by BankAtlantic in January 2007 when a joint venture partner withdrew from managing the venture. Also included in other real estate held for development and sale is BFC’s unsold land at the commercial development known as Center Port in Pompano Beach, Florida.
BankAtlantic Bancorp
     During the year ended December 31, 2007, BankAtlantic recognized $5.2 million of real estate inventory impairments associated with deteriorating economic conditions in BankAtlantic’s residential construction development’s real estate market. The $5.2 million is included in Financial Services in impairment of real estate.
     In December 2007, in response to the current economic environment and its impact on BankAtlantic Bancorp’s financial results, BankAtlantic decided to sell properties that it had acquired for its store expansion program. As a consequence, land acquired for store expansion was written down $1.1 million to its fair value of $12.5 million and transferred to land held for sale. Sales prices for similar properties were used to determine fair value.
Levitt
     At December 31, 2007, the Carolina Oak project was reviewed using a cash flow model. The related unleveraged cash flow was calculated using projected revenues and costs-to-complete and projected sales of inventory. The present value of the projected cash flow from the project exceeded the carrying amount of the project and accordingly no impairment charge was recognized. Market assessments and appraisals for our land inventory were obtained in 2007 to assess the fair market value. The sales value exceeded the book value and, accordingly, no impairment charge was recognized.
     In prior periods, the real estate inventory for Levitt and Sons was reviewed for impairment in accordance with SFAS No. 144. The fair market value of the real estate inventory balance was assessed on a project-by-project basis. For projects representing land investments where homebuilding activity had not yet begun, valuation models were used as the best evidence of fair value and as the basis for the measurement. If calculated project fair value was lower than the carrying value of the real estate inventory, an impairment charge was recognized to reduce the carrying value of the project to the fair value. For projects with homes under construction, Levitt measured the recoverability of assets by comparing the carrying amount of an asset to the estimated future undiscounted net cash flows. At the time of these analyses, the unleveraged cash flow models projected future revenues and costs-to-complete and the sale of the remaining inventory based on the current status of each project and reflected current market trends, current pricing strategies and cancellation trends. If the carrying amount of a project exceeded the present value of the cash flows from the project discounted using the weighted average cost of capital, an impairment charge was recognized to reduce the carrying value of the project to fair market value. As a result of this analysis, impairment charges were recorded of approximately $226.9 million and $36.8 million for the years ended December 31, 2007 and 2006, respectively. These impairment charges are included in the Company’s consolidated

BFC Financial Corporation
Notes to Consolidated Financial Statements
statements of operations in Real Estate Development in cost of sales and are in the Primary and Tennessee Homebuilding segments and for capitalized interest in Levitt’s Other Operations segment related to the projects in the Homebuilding Division that Levitt and Sons ceased developing. In 2005, fair market value was based on the sales prices of similar real estate inventory and the reviews resulted in no impairment.
16. Capitalized Interest
     The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Interest expense	$239,429	208,010	162,655
Interest capitalized	(42,912)	(41,402)	(20,748)

Interest expense, net	$196,517	166,608	141,907

     The following table is a summary of interest incurred, capitalized and expensed relating to inventory under development and construction exclusive of impairment adjustments (in thousands):

	For the year ended December 31,
	2007	2006	2005
Interest incurred to non-affiliates	$46,719	40,473	17,977
Interest incurred to affiliates	—	—	892
Interest capitalized	(42,912)	(40,473)	(18,869)

Interest expense, net	$3,807	—	—

Interest included in cost of sales	$17,949	15,358	8,959

     In addition to the above interest included in cost of sales, the capitalized interest balance of inventory of real estate at December 31, 2007 has been reduced by $24.8 million of impairment reserves allocated to the capitalized interest component of inventory of real estate. Approximately $9.3 million of these impairments related to Levitt Corporation’s impairment of capitalized interest recorded in Levitt Other Operations associated with projects at Levitt and Sons, and the remaining $15.5 million relates to our Homebuilding segments.
     Additionally, as indicated in Note 4, certain amounts for the year ended December 31, 2007 associated with two of Core’s commercial leasing projects have been reclassified to income (loss) from discontinued operations.

BFC Financial Corporation
Notes to Consolidated Financial Statements
17. Investments in Unconsolidated Affiliates
     The consolidated statements of financial condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	December 31,
	2007	2006
Investment in Bluegreen Corporation	$111,321	107,063
Investments in joint ventures	5,615	7,749
BankAtlantic Bancorp investment in statutory business trusts	8,820	7,910
Levitt investment in statutory business trusts	2,565	2,565

	$128,321	125,287

     The consolidated statements of operations include the following amounts for equity (loss) earnings from unconsolidated affiliates (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Equity in Bluegreen earnings	$10,275	9,684	12,714
Equity in joint ventures (loss) earnings	(51)	(416)	69
Earnings from statutory trusts	2,500	1,667	621

	$12,724	10,935	13,404

     Investments in unconsolidated affiliates consisted of Levitt’s investments in Bluegreen, real estate joint ventures and statutory business trusts that were formed solely to issue trust preferred securities and BankAtlantic Bancorp’s investments in rental real estate joint ventures, variable interest entity joint venture and statutory business trusts that were formed to issue trust preferred securities.
     During the years ended December 31, 2007, 2006 and 2005, BankAtlantic Bancorp invested in income producing real estate joint ventures. The business purpose of these joint ventures is to manage certain rental property with the intent to sell the property in the foreseeable future. BankAtlantic Bancorp receives a preferred return ranging from 8% to 10% on its investment and 35% to 50% of any profits after return of BankAtlantic Bancorp’s investment and the preferred return. In February 2007 and January 2006, a gain of approximately $1.3 million and $0.6 million, respectively, was recorded in connection with the sale of the underlying properties in joint ventures.
     During the year ended December 31, 2007, BankAtlantic Bancorp invested in a variable interest entity joint venture involved in the factoring of accounts receivable. BankAtlantic Bancorp is not the primary beneficiary and the maximum loss from this investment is $5.0 million.
     CCC invested in real estate partnership interests that are separated into two distinct vehicles: (i) direct investment interest ranging from 5% to 10% of which CCC receives a preferred return ranging from 8% to 10% and (ii) promoted interest ranging from 10% to 40% based upon attaining specific return hurdles for each real estate asset. At December 31, 2007, CCC’s investment balance in these real estate partnerships was approximately $1.4 million.
Investment in Bluegreen
     Levitt Corporation owns approximately 9.5 million shares of the common stock of Bluegreen Corporation, representing approximately 31% of Bluegreen’s outstanding common stock. The investment in Bluegreen is

BFC Financial Corporation
Notes to Consolidated Financial Statements
accounted for under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize Levitt Corporation’s interest in Bluegreen’s earnings or losses. The difference between a) Levitt Corporation’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of Levitt’s equity in earnings of Bluegreen as reflected in the financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s stock, adjustments made to Levitt Corporation’s investment balance related to equity transactions recorded by Bluegreen that effect Levitt’s ownership and to the cumulative adjustment discussed below.
     In connection with the securitization of certain of its receivables in December 2005, Bluegreen undertook a review of the prior accounting treatment and determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2005 and the fiscal years ended December 31, 2003 and 2004 due to certain misapplications of GAAP in the accounting for sales of Bluegreen’s vacation ownership notes receivable and other related matters. Levitt Corporation recorded the cumulative effect of the restatement in the year ended December 31, 2005. This cumulative adjustment was recorded as a $2.4 million reduction of Levitt Corporation’s earnings from Bluegreen and a $1.1 million increase in Levitt Corporation’s pro-rata share of unrealized gains recognized by Bluegreen. These adjustments resulted in a $1.3 million reduction in Levitt’s investment in Bluegreen.
     Effective January 1, 2006, Bluegreen adopted SOP 04-02. This Statement amends FAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. The adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006 and, accordingly, reduced the earnings in Bluegreen recorded by Levitt by approximately $1.4 million for the same period.
     The investment in Bluegreen was evaluated at December 31, 2007 and it was noted that the current book value of the investment of $111.3 million was greater than the market value of $68.4 million (based upon a December 31, 2007 closing price of $7.19). Levitt performed an impairment review in accordance with EITF 03-1, APB No. 18 and SAB 59 to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current value of the stock price, and management’s intention with regards to this investment, Levitt determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and accordingly, no adjustment to the carrying value was recorded at December 31, 2007.
     Bluegreen’s condensed consolidated financial statements are presented below (in thousands):
Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2007	2006
Total assets	$1,039,578	854,212

Total liabilities	632,047	486,487
Minority interest	22,423	14,702
Total shareholders’ equity	385,108	353,023

Total liabilities and shareholders’ equity	$1,039,578	854,212

BFC Financial Corporation
Notes to Consolidated Financial Statements
Condensed Consolidated Statements of Income
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Revenues and other income	$691,494	673,373	684,156
Cost and other expenses	632,279	610,882	603,624

Income before minority interest and provision for income taxes	59,215	62,491	80,532
Minority interest	7,721	7,319	4,839

Income before provision for income taxes	51,494	55,172	75,693
Provision for income taxes	(19,568)	(20,861)	(29,142)

Income before cumulative effect of change in accounting principle	31,926	34,311	46,551
Cumulative effect of change in accounting principle, net of tax	—	(5,678)	—
Minority interest in cumulative effect of change in accounting principle	—	1,184	—

Net income	$31,926	29,817	46,551

     Bluegreen issued a press release on February 14, 2008 announcing its intention to pursue a rights offering to its shareholders of up to $100 million of its common stock. Levitt owns approximately 31% of Bluegreen’s outstanding common stock and has indicated its intention to participate in this rights offering.
BankAtlantic Bancorp Investment in Statutory Business Trusts
     BankAtlantic Bancorp’s statutory business trusts’ Condensed Combined Statements of Financial Condition as of December 31, 2007 and 2006 and Condensed Combined Statements of Operation for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	December 31,
	2007	2006
Statement of Financial Condition
Junior subordinated debentures	$294,195	263,266
Other assets	1,072	918

Total Assets	$295,267	264,184

Trust preferred securities	$285,375	255,375
Other liabilities	1,072	899

Total Liabilities	286,447	256,274

Common securities	8,820	7,910

Total Liabilities and Equity	$295,267	264,184

	For the Years Ended
	December 31,
	2007	2006	2005
Statement of Operations
Interest income from subordinated debentures	$22,274	20,913	18,538
Interest expense	(21,612)	(20,286)	(17,982)

Net income	$662	627	556

     For the years ended December 31, 2007, 2006 and 2005, BankAtlantic Bancorp received dividends from unconsolidated affiliates of $1.2 million, $1.0 million and $0.6 million, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
18. Deposits
     The weighted average nominal interest rate payable on deposit accounts at December 31, 2007 and 2006 was 3.22 % and 2.40%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
Interest free checking	$824,211	20.85%	995,920	25.75%
Insured money fund savings
2.45% at December 31, 2007,	—	—	—	—
2.30% at December 31, 2006,	624,390	15.79	677,642	17.52
NOW accounts
1.50% at December 31, 2007,	—	—	—	—
1.10% at December 31, 2006,	900,233	22.77	779,383	20.16
Savings accounts
1.50% at December 31, 2007,	—	—	—	—
1.10% at December 31, 2006,	580,497	14.68	465,172	12.03

Total non-certificate accounts	2,929,331	74.09	2,918,117	75.46

Certificate accounts:
Less than 2.00%	16,261	0.41	11,923	0.31
2.01% to 3.00%	52,435	1.33	16,425	0.43
3.01% to 4.00%	164,744	4.17	174,165	4.50
4.01% to 5.00%	445,498	11.27	278,934	7.21
5.01% to 6.00%	339,625	8.59	459,046	11.87
6.01% to 7.00%	32	0.00	2,691	0.07

Total certificate accounts	1,018,595	25.77	943,184	24.39

Total deposit accounts	3,947,926	99.86	3,861,301	99.85

Premium on brokered deposits	—	—	(7)	—
Interest earned not credited to deposit accounts	5,479	0.14	5,742	0.15

Total	$3,953,405	100.00%	3,867,036	100.00%

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Money fund savings and NOW accounts	$26,031	20,413	16,592
Savings accounts	12,559	2,936	909
Certificate accounts — below $100,000	25,512	23,136	12,676
Certificate accounts, $100,000 and above	21,002	13,048	10,225
Less early withdrawal penalty	(628)	(574)	(318)

Total	$84,476	58,959	40,084

BFC Financial Corporation
Notes to Consolidated Financial Statements
At December 31, 2007, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter
0.00% to 2.00%	$15,552	534	87	4	83	1
2.01% to 3.00%	51,274	928	223	—	10	—
3.01% to 4.00%	143,381	12,042	5,535	1,927	1,755	104
4.01% to 5.00%	382,109	26,191	8,992	2,094	26,112	—
5.01% to 6.00%	272,764	40,098	25,231	688	844	—
6.01% and greater	—	6	—	26	—	—

Total	$865,080	79,799	40,068	4,739	28,804	105

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2007
3 months or less	$119,155
4 to 6 months	128,155
7 to 12 months	94,775
More than 12 months	117,840

Total	$459,925

     Included in deposits, was (in thousands):

	December 31,
	2007	2006
Brokered deposits	$14,665	60,956
Public deposits	323,879	62,940

Total institutional deposits	$338,544	123,896

     Ryan Beck acted as principal dealer in obtaining $10.0 million of brokered deposits outstanding as of December 31, 2006. There were no brokered deposits obtained from Ryan Beck as of December 31, 2007. BankAtlantic has various relationships for obtaining brokered deposits which provide for an alternative source of borrowings, when and if needed.
     As of December 31, 2007, BankAtlantic pledged $161.8 million of securities available for sale against public deposits.

BFC Financial Corporation
Notes to Consolidated Financial Statements
19. Advances from Federal Home Loan Bank
     Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

Maturity Date		December 31,
Ending December 31,	Interest Rate	2007
2008	4.51% to 5.61%	$1,190,000
2009	4.97% to 5.25%	100,000
2010	5.84% to 7.22%	32,000

Total fixed rate advances		1,322,000

2008	5.01%	25,000
2009	4.99%	50,000

Total adjustable rate advances		75,000

Purchase accounting fair value adjustments		44

Total FHLB advances		$1,397,044

Average cost during period		5.31%

Average cost end of period		4.82%

     BankAtlantic’s line of credit with FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years. At December 31, 2007, $2.2 billion of 1-4 family residential loans, $149.2 million of commercial real estate loans and $644.5 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.
     During the year ended December 31, 2006, BankAtlantic incurred prepayment penalties of $1.5 million upon the repayment of $384 million of advances and recorded a gain of $1.5 million upon the repayment of $100 million of advances.
20. Federal Funds Purchased and Treasury Borrowings
     BankAtlantic established $512.9 million of lines of credit with other banking institutions for the purchase of federal funds. BankAtlantic also participates in a treasury tax and loan program with the Department of Treasury (the “Treasury”). Under this program, the Treasury, at its option, can invest up to $50 million with BankAtlantic at a federal funds rate less 25 basis points. At December 31, 2007 and 2006, the outstanding balance under this program was $50 million and $7.0 million, respectively. BankAtlantic has pledged $59.6 million of securities available for sale as collateral for treasury tax and loan borrowings as of December 31, 2007.
     As of December 31, 2007, BankAtlantic pledged $9.9 million of consumer loans to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential advances of $7.9 million. The FRB line of credit has not yet been utilized by BankAtlantic Bancorp.
     The following table provides information on federal funds purchased and Treasury borrowings (dollars in thousands):

	December 31,
	2007	2006	2005
Ending balance	$108,975	32,026	139,475
Maximum outstanding at any month end within period	$175,000	266,237	181,065
Average amount outstanding during period	$115,334	176,237	124,605
Average cost during period	5.17%	5.17%	3.42%

BFC Financial Corporation
Notes to Consolidated Financial Statements
21. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions whereby BankAtlantic Bancorp sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. BankAtlantic Bancorp issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale and investment securities. Customer repurchase agreements are not insured by the FDIC. At December 31, 2007 and 2006, the outstanding balances of customer repurchase agreements were $58.3 million and $101.9 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2007 and 2006.
     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Maximum borrowing at any month-end within the period	$109,430	202,607	287,088
Average borrowing during the period	$73,848	123,944	185,111
Average interest cost during the period	4.88%	4.83%	2.88%
Average interest cost at end of the period	3.46%	5.17%	4.10%
     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2007 (1)
Mortgage-backed securities	$30,028	30,251	23,468	3.46%
REMIC’s	37,796	35,398	27,462	3.46

Total	$67,824	65,649	50,930	5.17%

December 31, 2006 (1)
Mortgage-backed securities	$65,313	64,856	60,277	5.17%
REMIC’s	40,919	38,851	36,108	5.17

Total	$106,232	103,707	96,385	5.17%

(1)	At December 31, 2007 and 2006, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
     All repurchase agreements existing at December 31, 2007 matured and were repaid in January 2008. These securities were held by unrelated broker dealers.

BFC Financial Corporation
Notes to Consolidated Financial Statements
22. Subordinated Debentures, Notes and Bonds Payable, Secured Borrowings, Junior Subordinated Debentures and Other Liabilities
     The following subordinated debentures, notes and bonds payable were outstanding at December 31, 2007 and 2006 (dollars in thousands):

			Issue	December 31,		Interest	Maturity
			Date	2007	2006	Rate	Date
BFC borrowings			Various
Revolving Line of Credit				$—	—	LIBOR +2.80	December 15, 2007
Mortgage payables				29	50	6.00%	June 2009

Total BFC borrowings				29	50

BankAtlantic borrowings
Subordinated debentures (1)			10/29/2002	22,000	22,000	LIBOR + 3.45%	November 7, 2012
Mortgage-Backed Bond			03/22/2002	4,654	7,923	(2)	September 30, 2013

Total BankAtlantic borrowings				26,654	29,923

Levitt Borrowings
Primary Homebuilding	(a	)	Various
Mortgage notes payable	(b	)		—	48,633	From Prime - 0.50% to Prime + 0.50%	Range from July 2007 to September 2009

South Carolina borrowing base facility	(c	)		39,674	—	Prime	March 2011

Other borrowing base facilities	(d	)		—	316,000	From LIBOR + 2.00% to LIBOR + 2.40%	Range from August 2009 to January 2010

Line of credit	(e	)		—	14,000	Prime	September 2007

				39,674	378,633

Tennessee Homebuilding	(a	)
Mortgage notes payable	(b	)		—	6,674	From Prime - 0.25% to Prime + 0.50%	Range from March 2007 to March 2008
Other borrowing base facilities	(d	)		—	32,600	From LIBOR + 2.00% to LIBOR + 2.40%	December 2009

				—	39,274

Land Borrowings
Land acquisition mortgage notes payable	(f	)		97,594	66,932	From Fixed 6.88% to LIBOR + 2.80%	Range from June 2011 to October 2019
Construction mortgage notes payable	(f	)(g)		39,330	1,546	From LIBOR + 2.00% to Prime	Range from February 2009 to November 2009
Other borrowings				133	164	Fixed 7.48%	August 2011

				137,057	68,642

Other Operations Borrowings
Land acquisition and construction mortgage notes payable				—	1,641	LIBOR + 2.75%	September 2007
Mortgage notes payable	(h	)		12,027	12,197	Fixed 5.47%	April 2015
Subordinated investment notes				746	2,489	Fixed from 7.25% to 9.15%	Range from January 2008 to August 2011
Promissory note payable				264	437	Fixed 2.44%	July 2009

				13,037	16,764

Total Levitt borrowings				189,768	503,313

Total				$216,451	533,286

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

BFC Financial Corporation
Notes to Consolidated Financial Statements
(a)	Levitt Corporation deconsolidated Levitt and Sons from its consolidated financial statements as of November 9, 2007. Thus, notes and mortgage notes payable related to the Primary Homebuilding and Tennessee Homebuilding segments as of December 31, 2007 with the exception of outstanding debt related to Carolina Oak, are not included in borrowings in the above table, see Note 26 for more information regarding Levitt and Sons financial statements with the exception of outstanding debt related to Carolina Oak. The South Carolina borrowing base facility represents the Carolina Oak Loan and is included in the Primary Homebuilding segment because it is engaged in homebuilding activities and because the financial metrics from this company are similar in nature to the other homebuilding projects that existed in this segment in 2006 and 2007.

(b)	Levitt and Sons entered into various loan agreements to provide financing for the acquisition, site improvements and construction of residential units. As of December 31, 2006, these loan agreements provided for advances on a revolving loan basis up to a maximum outstanding balance of $79.2 million. The loans were collateralized by inventory of real estate with net carrying values aggregating $100.4 million at December 31, 2006.

(c)	On March 21, 2007, Levitt and Sons entered into a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement and borrowed $30.2 million under the facility. The proceeds were used to finance the inter-company purchase of a 150 acre parcel in Tradition Hilton Head from Core Communities and to refinance a $15.0 million line of credit. On October 25, 2007, in connection with Levitt Corporation’s acquisition from Levitt and Sons of the membership interests in Carolina Oak. Levitt Corporation became the obligor for the entire Carolina Oak Loan outstanding balance of $34.1 million. The Carolina Oak Loan was modified in connection with the acquisition. Levitt Corporation was previously a guarantor of this loan and as partial consideration for the Carolina Oak Loan, the membership interest in Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. The outstanding balance under the Carolina Oak Loan may be increased by approximately $11.2 million to fund certain infrastructure improvements and to complete the construction of fourteen residential units currently under construction. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition, Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 and may be extended on the anniversary date of the facility at the Prime Rate (7.25% at December 31, 2007) and interest is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including the lender’s right to accelerate the debt upon a material adverse change with respect to the borrower. At December 31, 2007, there was no immediate availability to draw on this facility based on available collateral.

(d)	During 2006, Levitt and Sons entered into a revolving credit facility and amended certain of its existing credit facilities, increasing the amount available for borrowings under these facilities to $450.0 million and amending certain of the initial credit agreement’s definitions. Advances under these facilities bore interest, at Levitt and Sons’ option; at either (i) the lender’s Prime Rate less 50 basis points or (ii) 30-day LIBOR plus a spread of between 200 and 240 basis points, depending on the facility. As of December 31, 2006, these facilities provided for advances on a revolving loan basis up to a maximum outstanding balance of $357.7 million. The loans were collateralized by mortgages on respective properties including improvements. The facilities were collateralized by inventory of real estate with net carrying values aggregating $483.6 million at December 31, 2006.

(e)	As of December 31, 2006, Levitt and Sons had a credit agreement with a financial institution to provide a $15.0 million line of credit. At December 31, 2006, Levitt and Sons had available credit of $1.0 million and had $14.0 million outstanding. The credit facility was refinanced in connection with the $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement that Levitt and Sons entered into on March 21, 2007.

(f)	Core Communities’ notes and mortgage notes payable are collateralized by inventory of real estate and property and equipment with net carrying values aggregating $172.1 million and $150.6 million as of December 31, 2007 and 2006, respectively. In September 2006, Core entered into credit agreements with a financial institution to provide an additional $40.0 million in financing on an existing credit facility increasing the total maximum outstanding balance to $88.9 million. This facility matures in June 2011. As of December 31, 2007, $77.2 million was outstanding, with $11.0 million under the line currently available for borrowing based on available collateral. In September 2007, Core entered into credit agreements with a financial institution to provide an additional $8.0 million in financing on an existing credit facility increasing the total maximum outstanding balance to $33.0 million. This facility matures in October 2019. As of December 31, 2007, $15.4 million is outstanding with $8.0 million under the line currently available for borrowing based on available collateral. These notes accrue interest at varying rates tied to various indices as noted above and interest is payable monthly. For certain notes principal payments are required monthly or quarterly as the note dictates.

BFC Financial Corporation
Notes to Consolidated Financial Statements
(g)	On February 28, 2007, Core Communities of South Carolina, LLC, a wholly-owned subsidiary of Core Communities entered into a $50.0 million revolving credit facility for construction financing for the development of Tradition Hilton Head. The facility is due and payable on February 28, 2009 and is subject to a one year extension upon compliance with the conditions set forth in the agreement. The loan is collateralized by 1,829 gross acres of land and the related improvements, easements as well as assignments of rents and leases. A payment guarantee for the loan amount was provided by Core Communities. The loan accrues interest at the bank’s Prime Rate and interest is payable monthly. The loan documents include customary conditions to funding, collateral release and acceleration provisions and financial, affirmative and negative covenants.

(h)	Levitt Corporation entered into a mortgage note payable agreement with a financial institution in March 2005 to repay the bridge loan used to temporarily fund Levitt’s purchase of an office building in Fort Lauderdale, which has served as Levitt’s principal executive offices since November 2006. This note payable is collateralized by the office building and contains a balloon payment provision of approximately $10.4 million at the maturity date in April 2015. Principal and interest are payable monthly.
     Some of Levitt’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These requirements may limit the amount of debt that Levitt’s subsidiaries can incur in the future and restrict the payment of dividends from its subsidiaries to Levitt. At December 31, 2007, Levitt was in compliance with all loan agreement financial requirements and covenants.
     At December 31, 2007, 2006 and 2005, the Prime Rate as reported by the Wall Street Journal was 7.25%, 8.25% and 7.25%, respectively, and the three-month LIBOR Rate was 4.98%, 5.36% and 4.53%, respectively.
     BankAtlantic Bancorp and Levitt had the following junior subordinated debentures outstanding at December 31, 2007 and 2006(in thousands):

		As of December 31,				Beginning
		2007	2006			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate	Date	Date
BBX Capital Trust I(A)	06/26/2007	$25,774	—	LIBOR + 1.45%	09/15/2037	09/15/2012
BBX Capital Trust II(A)	09/20/2007	5,155	—	LIBOR + 1.50%	12/15/2037	12/15/2012
BBX Capital Trust II	03/05/2002	57,088	57,088	8.50%	03/31/2032	03/31/2007
BBX Capital Trust III	06/26/2002	25,774	25,774	LIBOR + 3.45%	06/26/2032	06/26/2007
BBX Capital Trust IV	09/26/2002	25,774	25,774	LIBOR + 3.40%	09/26/2032	09/26/2007
BBX Capital Trust V	09/27/2002	10,310	10,310	LIBOR + 3.40%	09/30/2032	09/27/2007
BBX Capital Trust VI	12/10/2002	15,450	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
BBX Capital Trust VII	12/19/2002	25,774	25,774	LIBOR + 3.25%	12/19/2032	12/19/2007
BBX Capital Trust VIII	12/19/2002	15,464	15,464	LIBOR + 3.35%	01/07/2033	12/19/2007
BBX Capital Trust IX	12/19/2002	10,310	10,310	LIBOR + 3.35%	01/07/2033	12/19/2007
BBX Capital Trust X	03/26/2003	51,548	51,548	6.40% (2)	03/26/2033	03/26/2008
BBX Capital Trust XI	04/10/2003	10,310	10,310	6.45% (2)	04/24/2033	04/24/2008
BBX Capital Trust XII	03/27/2003	15,464	15,464	6.65% (2)	04/07/2033	04/07/2008

Total BankAtlantic Bancorp (1)		294,195	263,266

Unsecured junior subordinated debentures - Levitt Capital Trust I	03/15/2005	23,196	23,196	From fixed 8.11% to LIBOR + 3.85%	03/01/2035	3/15/2010
Unsecured junior subordinated debentures - Levitt Capital Trust II	05/04/2005	30,928	30,928	From fixed 8.09% to LIBOR + 3.80%	06/30/2035	05/04/2010
Unsecured junior subordinated debentures - Levitt Capital Trust III	06/01/2006	15,464	15,464	From fixed 9.25% to LIBOR + 3.80%	06/30/2036	06/30/2011
Unsecured junior subordinated debentures - Levitt Capital Trust IV	07/18/2006	15,464	15,464	From fixed 9.35% to LIBOR + 3.80%	09/30/2036	09/30/2011

Total Levitt		85,052	85,052

Purchase Accounting		(24)	—

Total Junior Subordinated Debentures		$379,223	348,318

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Annual maturities of junior subordinated debentures and other debt outstanding at December 31, 2007 are as follows (in thousands):

Year ended December 31,
2008	$3,262
2009	42,328
2010	3,623
2011	115,574
2012	24,619
Thereafter	406,268

$595,674

     In addition to the scheduled payments included above, Core is subject to provisions in its borrowing agreement that require additional principal known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. In the event that agreed upon sales targets are not met in Tradition Hilton Head, total curtailment payments during 2008 could amount to $34.2 million. In January 2008, a $14.9 million curtailment payment was paid and an additional $19.3 million would be due in June 2008, if actual sales continue to be below the contractual requirements of the development loan.
     In March 2008, Core agreed to the termination of a $20 million line of credit after the lender expressed its concern that Levitt and Sons’ bankruptcy may have resulted in a technical default by virtue of language in the facility regarding “affiliates”. At December 31, 2007, no amounts were outstanding under the $20 million facility other than a $122,000 outstanding letter of credit which was secured by a cash deposit in March 2008. There have been no amounts drawn subsequent to December 31, 2007. The lender has agreed to honor two construction loans to a subsidiary of Core totaling $11.7 million provided that the borrowings are paid in full at maturity and has waived any technical defaults under the loans arising from Levitt and Sons’ bankruptcy through the maturity dates of the loans.
BankAtlantic Bancorp Junior Subordinated Debentures
     BankAtlantic Bancorp has formed thirteen statutory business trusts (“Trusts”) which are currently in existence for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures of BankAtlantic Bancorp . The trust preferred securities are fully and unconditionally guaranteed by BankAtlantic Bancorp. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BankAtlantic Bancorp to purchase junior subordinated debentures from BankAtlantic Bancorp. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. BankAtlantic Bancorp has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. To date, no interest has been deferred. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. BankAtlantic Bancorp has the right to redeem the junior subordinated debentures five years from the issue date and also has the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain defined events, whether occurring before or after the redemption date and therefore cause a mandatory redemption of the trust preferred securities. The exercise of such right is subject to BankAtlantic Bancorp having received regulatory approval, if required under applicable capital guidelines or regulatory policies. In addition, BankAtlantic Bancorp has the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than the redemption date. Exercise of this right is also subject to BankAtlantic Bancorp having received regulatory approval, if required under applicable capital guidelines or regulatory policies.
BankAtlantic
     BankAtlantic assumed a $15.9 million mortgage-backed bond in connection with a financial institution acquisition during 2002. The mortgage-backed bond had an outstanding balance of $4.7 million and $7.9 million at December 31, 2007 and 2006, respectively. BankAtlantic pledged $11.1 million of residential loans as collateral for this bond at December 31, 2007.
     In October 2002, BankAtlantic issued $22.0 million of floating rate subordinated debentures due 2012. The subordinated debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable at a price based upon then-prevailing market interest rates. The net proceeds were used by BankAtlantic for general corporate purposes. The subordinated debentures were issued by BankAtlantic in a private

BFC Financial Corporation
Notes to Consolidated Financial Statements
transaction as part of a larger pooled securities offering. The subordinated debentures currently qualify for inclusion in BankAtlantic’s total risk based capital.
BankAtlantic Bancorp Indentures
     The indentures relating to the debentures (including those related to the junior subordinated debentures) contain certain customary covenants found in indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the debentures, holding of funds for payments on the debentures in trust, payment by BankAtlantic Bancorp of taxes and other claims, maintenance by BankAtlantic Bancorp of its properties and its corporate existence and delivery of annual certifications to the trustee.
Levitt Junior Subordinated Debentures
     In March 2005, Levitt Capital Trust I issued $22.5 million of trust preferred securities to third parties and $696,000 of trust common securities to Levitt and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.11% through March 30, 2010 and thereafter at a floating rate of 3.85% over 3-month LIBOR until the scheduled maturity date of March 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable, in whole or in part, at Levitt’s option at any time after five years from the issue date or sooner following certain specified events.
     In May 2005, Levitt Capital Trust II issued $30.0 million of trust preferred securities to third parties and $928,000 of trust common securities to Levitt and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 8.09% through June 30, 2010 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2035. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable, in whole or in part, at Levitt’s option at any time after five years from the issue date or sooner following certain specified events.
     In June 2006, Levitt Capital Trust III issued $15.0 million of trust preferred securities to third parties and $464,000 of trust common securities to Levitt and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.25% through June 30, 2011 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of June 30, 2036. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable, in whole or in part, at Levitt’s option at any time after five years from the issue date or sooner following certain specified events.
     In July 2006, Levitt Capital Trust IV issued $15.0 million of trust preferred securities to third parties and $464,000 of trust common securities to Levitt and used the proceeds to purchase an identical amount of junior subordinated debentures from Levitt. Interest on these junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at a fixed rate of 9.35% through September 30, 2011 and thereafter at a floating rate of 3.80% over 3-month LIBOR until the scheduled maturity date of September 30, 2036. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable, in whole or in part, at Levitt’s option at any time after five years from the issue date or sooner following certain specified events.
Levitt Development Bonds Payable
     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or

BFC Financial Corporation
Notes to Consolidated Financial Statements
acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Levitt pays a portion of the revenues, fees, and assessments levied by the districts on the properties Levitt still owns that are benefited by the improvements. Levitt may also agree to pay down a specified portion of the bonds at the time of each unit or parcel closing. These costs are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     The bond financing at December 31, 2007 and 2006 consists of district bonds totaling $212.7 million and $62.8 million, respectively, with outstanding amounts of approximately $82.9 million and $50.4 million at December 31, 2007 and 2006, respectively. Further, at December 31, 2007 and 2006, there was approximately $129.5 million and $7.0 million, respectively, available under these bonds to fund future development expenditures. Bond obligations at December 31, 2007 mature in 2035 and 2040. As of December 31, 2007, Levitt owned approximately 11% of the property within the community development district and approximately 91% of the property within the special assessment district. During the year ended December 31, 2007, Levitt recorded approximately $1.3 million in assessments on property owned by Levitt in the districts. Levitt is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core Communities has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management of Levitt has evaluated this exposure based upon the criteria in SFAS No. 5 “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with Emerging Issues Task Force Issue 91-10 “Accounting for Special Assessments and Tax Increment Financing” (“EITF 91-10”), Levitt records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At December 31, 2006, Levitt recorded no liability associated with outstanding CDD bonds as the assessments were not both fixed and determinable. At December 31, 2007, a liability of $3.3 million was recognized because the special assessments related to the commercial leasing assets held for sale were fixed and determinable as the final assessment was made during the fourth quarter of 2007. This liability is included in the liabilities related to assets held for sale in the accompanying consolidated statement of financial condition as of December 31, 2007 and includes amounts associated with Core’s ownership of the property.
BFC Borrowings
     All mortgages payable and other borrowings are from unaffiliated parties. Prior to December 15, 2007, BFC had a $14.0 million revolving line of credit that could have been utilized for working capital as needed. The interest rate on this facility was based on LIBOR plus 280 basis points. In September 2007, the loan was extended to a maturity date of December 15, 2007. The loan was secured by a pledge of 1,716,771 shares of BankAtlantic Bancorp Class A Common Stock. Pursuant to its terms, the letter of credit expired on December 15, 2007, and the shares pledged as security have been returned to the Company.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Other Liabilities
     Approximately $4.8 million is included in other liabilities at December 31, 2007 and 2006, representing amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991.
23. Income Taxes
     The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Continuing operations	$(70,246)	(515)	59,672
Discontinued operations	(2,237)	(8,972)	13,099
Extraordinary items	1,509	—	—

Total provision (benefit) for income taxes	$(70,974)	(9,487)	72,771

Continuing operations:
Current:
Federal	$(34,502)	13,521	45,199
State	2	948	6,213

	(34,500)	14,469	51,412

Deferred:
Federal	(28,779)	(13,977)	7,131
State	(6,967)	(1,007)	1,129

	(35,746)	(14,984)	8,260

(Benefit) provision for income taxes from continuing operations	$(70,246)	(515)	59,672

     The Company’s actual provision for income taxes from continuing operations differ from the Federal expected income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2007 (1)		2006 (1)		2005 (1)
Income tax provision at expected federal income tax rate of 35%	$(113,383)	35.00%	$4,274	35.00%	$51,382	35.00%
Increase (decrease) resulting from:
Taxes related to subsidiaries not consolidated for income tax purposes	(16,378)	5.06	1,510	12.36	6,369	4.34
Tax-exempt interest income	(4,180)	1.29	(5,110)	(41.84)	(5,032)	(3.43)
(Benefit) provision for state taxes, Net of federal effect	(14,623)	4.51	(938)	(7.68)	4,885	3.33
Change in valuation allowances	77,586	(23.95)	1,694	13.87	777	0.53
Expired NOLs	1,595	(0.49)	—	—
Low income housing tax credits	(856)	0.26	(721)	(5.90)	(549)	(0.37)
Goodwill impairment adjustment	—	—	458	3.75	—	—
Non-deductible fines and penalties	—	—	—	—	3,500	2.38
Other — net	(7)	0.00	(1,682)	(13.77)	(1,660)	(1.13)

(Benefit) provision for income taxes	$(70,246)	21.68%	$(515)	(4.22)%	$59,672	40.65%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interest.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	$38,786	20,546	20,234
Federal and State net operating loss carryforwards	51,645	30,191	25,612
Investment in Levitt and Sons	68,339	—	—
Compensation expensed for books and deferred for tax purposes	410	13,099	10,225
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	2,358	6,579	5,762
Write-down of real estate inventory	—	12,889	—
Accumulated other comprehensive income	—	896	4,057
Stock based compensation	3,073	1,922	—
Income recognized for tax purposes and deferred for financial statement purposes	7,228	6,949	4,426
Other	8,715	5,000	3,639

Total gross deferred tax assets	180,554	98,071	73,955
Less valuation allowance	84,028	5,035	3,341

Total deferred tax assets	96,526	93,036	70,614

Deferred tax liabilities:
Subsidiaries not consolidated for income tax purposes	39,592	55,404	55,302
Investment in Bluegreen	21,768	19,501	15,167
Deferred loan income	1,993	1,956	1,452
Purchase accounting adjustments	2,830	1,929	2,219
Accumulated other comprehensive income	3,618	853	591
Prepaid pension expense	2,530	2,438	2,454
Depreciation for tax greater than book	3,293	2,685	665
Property and equipment	496	985	1,397
Securities owned recorded at fair value for books and historical cost for tax purposes	—	188	931
Other	4,076	1,332	1,127

Total gross deferred tax liabilities	80,196	87,271	81,305

Net deferred tax asset (liability)	16,330	5,766	(10,691)
Less net deferred tax (asset) liability at beginning of period	(5,766)	10,691	8,456
Net deferred tax liability acquired due to purchase accounting	1,866	—	—
Implementation of FIN 48	(1,798)	—	—
Increase in deferred tax liability from BFC’s tax effect relating to exercise stock option	—	—	12
(Decrease) increase in deferred tax liability from subsidiaries other capital transactions	12	(173)	(189)
Reduction in deferred tax asset associated with Ryan Beck sale	16,593	—	—
Increase (decrease) in BFC’s accumulated other comprehensive income	95	580	(262)
Increase (decrease) in Levitt’s accumulated other comprehensive income	894	600	981
Increase (decrease) in BankAtlantic Bancorp accumulated other comprehensive income	4,200	3,161	(3,451)

Benefit (provision) for deferred income taxes	32,426	20,625	(5,144)
Less: Provision (benefit) for deferred income taxes — discontinued operations	1,811	(5,641)	(3,116)
Less: Provision (benefit) for deferred income taxes — extraordinary income	1,509	—	—

Benefit (provision) for deferred income taxes — continuing operations	$35,746	14,984	(8,260)

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Balance, beginning of period	$5,035	3,341	2,564
Increase in deferred tax valuation allowance	77,586	1,694	777
Increase in deferred tax allowance — paid in capital	1,407	—	—

Balance, end of period	$84,028	5,035	3,341

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
     BankAtlantic Bancorp and Levitt are not included in the Company’s consolidated tax return. At December 31, 2007, the Company (excluding BankAtlantic Bancorp and Levitt) had estimated state and federal net operating loss (NOL) carryforwards as follows (in thousands):

Expiration Year	State	Federal
2008	$2,332	$3,322
2011	1,662	1,831
2012	669	984
2021	806	1,422
2022	824	1,515
2023	2,008	3,792
2024	28,059	34,714
2025	4,964	5,797
2026	18,497	18,531
2027	6,754	6,767

	$66,575	$78,675

     The Company’s NOL carryforwards includes approximately $12.3 million that are attributed to the exercise of stock options since SFAS 123R was adopted. In accordance with SFAS 123R, excess tax benefits are recognized in the financial statements upon actual realization of the related tax benefit. At December 31, 2007, BFC’s excess tax benefit of approximately $4.7 million was not recognized and will not be recognized until such deductions are utilized to reduce taxes payable.
     In 2007, the Company did not generate sufficient taxable income to utilize NOLs of approximately $4.6 million that expired on December 31, 2007. As the Company is not expected to generate taxable income from operations in the foreseeable future, the Company anticipates implementing a planning strategy in 2008 to utilize NOLs that are scheduled to expire. The Company anticipates that it will begin selling shares of BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize $3.3 million of NOLs expected to expire in 2008. The Company intends to repurchase a sufficient number of shares to substantially maintain its ownership of BankAtlantic Bancorp. If the stock price on sale is lower than its book basis at time of sale, a loss will be recognized and reflected in the Company’s results of operations. The net result with respect to the newly purchased shares will be a higher tax basis in the shares going forward. The Company plans to continue this planning strategy in the future to ensure that NOLs are utilized before they expire.
     The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. The Company’s federal income tax returns for all years subsequent to the 2003 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. The Company and BankAtlantic are not currently

BFC Financial Corporation
Notes to Consolidated Financial Statements
under examination by any taxing authority. The Internal Revenue Service (IRS) commenced an examination of Levitt’s U.S. income tax return for 2004 in the fourth quarter of 2006 and completed its examination in the first quarter of 2008. The conclusion of the examination resulted in a small refund expected to be received in the second quarter of 2008 and will have an immaterial effect on the Company’s results of operations or financial condition.
     Except as discussed below, BankAtlantic Bancorp’s management believes that it will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, BankAtlantic Bancorp’s management considered expectations concerning trends in earnings, taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. A valuation allowance was required at December 31, 2007, 2006 and 2005 as it was BankAtlantic Bancorp management’s assessment that, based on available information, it is more likely than not that certain state NOL carryforwards included in BankAtlantic Bancorp’s deferred tax assets will not be realized. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.
     At December 31, 2007, BankAtlantic Bancorp had the following state tax NOL carryforwards (in thousands):

December 31,
2007
BankAtlantic	$46,134
BankAtlantic Bancorp Inc.	129,265
Leasing Technology Inc.	9,263
Palm River Development Corp.	14,364

Total State NOL carryforwards	$199,026

     BankAtlantic Bancorp files separate state income tax returns in each state jurisdiction. BankAtlantic Bancorp has incurred taxable losses during the past nine years resulting from its debt obligations. Leasing Technology Inc., a subsidiary of BankAtlantic, has incurred significant losses associated with its lease financing activities and Palm River Development Corp., a subsidiary of BankAtlantic Bancorp, has incurred continuing taxable losses associated with a real estate development. As a consequence, BankAtlantic Bancorp’s management believes that it is more likely than not that the state NOL carryforwards associated with these companies will not be realized. BankAtlantic Bancorp’s and its subsidiaries’ state NOL carryforwards expire from 2016 through 2027.
     Prior to December 31, 1996, BankAtlantic Bancorp was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2007, BankAtlantic Bancorp had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.
     At December 31, 2007, Levitt had federal and state NOL carryforwards of approximately $40.5 million and $88.9 million, respectively which expire in the year 2027. Levitt has established a valuation allowance for its entire deferred tax assets, net of the deferred tax liabilities. A valuation allowance of $78.6 million and $425,000 as of December 31, 2007 and 2006, respectively, has been provided due to the significance of Levitt’s losses, including losses generated by Levitt and Sons, and significant uncertainties of its ability to realize these assets. Levitt will be required to update its estimates of future taxable income based upon additional information its management obtains and will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis.
     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company (without consideration of BankAtlantic Bancorp and Levitt) had no significant adjustment upon the adoption of this interpretation. The Company’s interest in cumulative adjustments associated with the implementation of FIN 48 by BankAtlantic Bancorp and Levitt increased the Company’s retained earnings opening balance and decreased liabilities in the aggregate amount of $121,000. These cumulative-effect adjustments represent the difference between the amount of tax benefits required to be recognized based on the application of FIN 48 and the amount of tax benefits recognized prior to the application of FIN 48.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     A reconciliation of the beginning and ending amount of unrecognized tax benefits primarily associated with BankAtlantic Bancorp and Levitt is as follows (in thousands):

Balance as of January 1, 2007	$2,185
Additions based on tax position related to current year	1,322
Additions based on tax positions related to prior year	88
Reductions of tax positions for prior years	(1,036)

Balance as of December 31, 2007	$2,559

     The recognition of these unrecognized tax benefits would affect the effective tax rates of BankAtlantic and Levitt by $194,000 and $248,000, respectively, for the year ended December 31, 2007.
     At December 31, 2007 Levitt had a federal income tax receivable of $27.4 million as a result of losses incurred, which is anticipated to be collected by Levitt upon filing its 2007 consolidated U.S. federal income tax return. The Creditors Committee in the Chapter 11 Cases has advised Levitt that they believe that the creditors are entitled to share in an unstated amount of the refund.
     Levitt recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. During each of the two years period ended December 31, 2007 and 2006, Levitt recognized approximately $168,000 in interest and penalties. Levitt did not recognize any interest and penalties for the year ended December 31, 2005. Levitt had approximately $336,000 and $168,000 for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.
24. Stock Based Compensation
     The following table illustrates the impact of adopting SFAS 123R on the Company’s consolidated statement of operations reflected as compensation expense recognized, for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Pre-tax income before noncontrolling interest	$(6,656)	(7,805)
Benefit from income tax	2,940	2,320
Noncontrolling interest	2,574	4,315

Decrease to income from continuing operations	(1,142)	(1,170)
Discontinued operations, net of income tax and noncontrolling interest	(138)	(52)

Increase to net loss	$(1,280)	(1,222)

Basic loss per share from continuing operations	$(0.03)	(0.04)

Diluted loss per share from continuing operations	$(0.03)	(0.04)

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005:

(In thousands, except per share data)	2005
Pro forma net income
Net income allocable to common shareholders, as reported	$12,024
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects and noncontrolling interest	51
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects and noncontrolling interest	(1,168)

Pro forma net income	$10,907

Earnings per share:
Basic as reported	$0.42

Basic pro forma	$0.38

Diluted as reported	$0.37

Diluted pro forma	$0.34

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
BFC’s Stock Option Plans and Restricted Stock
     BFC (excluding BankAtlantic Bancorp and Levitt) has a stock based compensation plan (the “2005 Stock Incentive Plan”) under which restricted unvested stock, incentive stock options and non-qualifying stock options are awarded to officers, directors and employees. Under the 2005 Stock Incentive Plan, up to 3,000,000 shares of Class A Common Stock may be issued through restricted stock awards and upon the exercise of options granted under the Plan. BFC may grant incentive stock options only to its employees (as defined in the 2005 Stock Incentive Plan). BFC may grant non-qualified stock options and restricted stock awards to directors, independent contractors and agents as well as employees.
     BFC also had a stock based compensation plan (“1993 Plan”) which expired in 2004. No future grants can be made under the 1993 Plan; however, any previously issued options granted under that plan remain effective until either they expire, are forfeited or are exercised. BFC’s 1993 Plan provided for the grant of stock options to purchase shares of BFC’s Class B Common Stock. The 1993 Plan provided for the grant of both incentive stock options and non-qualifying options and the maximum term of the option was ten years.
     Share-based compensation costs are recognized based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeitures rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. BFC based its estimated forfeiture rate of its unvested option on its historical experience.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 were formulated in accordance with guidance under SFAS 123R and the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that volatility should be based on the Company’s Class A Common Stock and derived from historical price volatility using prices for the period after the Class A Common Stock began trading on the NASDAQ National Market (the Class A Common Stock currently trades on NYSE Arca) through the grant date. The expected term of an option is an estimate as to how long the option will remain outstanding based upon management’s expectation of employee exercise and post-vesting forfeiture behavior. Because there were no recognizable patterns, the simplified guidance in SAB 107 was used to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the term was estimated to be the midpoint of the vesting term and the contractual term. The estimate of a risk-free interest rate is based on the U.S. Treasury implied yield curve in effect at the time of grant with a remaining term equal to the expected term. BFC has never paid cash dividends and does not currently intend to pay cash dividends, and therefore a 0% dividend yield was assumed.
     The option model used to calculate the fair value of the options granted was the Black-Scholes model. The table below presents the weighted average assumptions used to value options granted to employees and non-employee directors.

	Weighted Average
	For the Twelve Months Ended December 31,
Employees	2007	2006	2005

Expected volatility	43.05%	44.22%	41.38%
Expected dividends	0%	0%	0%
Expected term (in years)	7.5	7.5	7.5
Average risk-free interest rate	4.94%	5.01%	4.61%
Option value	$2.43	$3.54	$4.71

Weighted Average
For the Twelve Months Ended
Non-Employee Directors	December 31, 2007
Volatility	43.05%
Expected dividends	0.00%
Expected term (in years)	5.00
Risk-free rate	4.89%
Option value	$1.99

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)

Outstanding at December 31, 2004	5,240,120	$2.63	3.80
Exercised	(113,153)	1.53
Forfeited	(58,898)	3.74
Expired	—	0.00
Granted	231,500	8.92

Outstanding at December 31, 2005	5,299,569	$2.92	3.12
Exercised	(3,928,982)	2.32
Forfeited	—	0.00
Expired	—	0.00
Granted	236,500	6.36

Outstanding at December 31, 2006	1,607,087	$4.88	6.25	$—
Exercised	(129,769)	1.45
Forfeited	(18,397)	4.99
Expired	—	0.00
Granted	264,296	4.44

Outstanding at December 31, 2007	1,723,217	$5.07	6.31	$—

Exercisable at December 31, 2007	285,054	$3.85	3.11	$—

Available for grant at December 31, 2007	2,211,027

     The weighted average grant date fair value of options granted during 2007, 2006 and 2005 was $2.34, $3.54, and $4.71, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $328,000, $13.6 million and $744,000, respectively.
     Total unearned compensation cost related to BFC’s unvested stock options was $2.5 million at December 31, 2007. The cost is expected to be recognized over a weighted average period of 1.92 years.
     In 2007, BFC received net proceeds of approximately $188,000 upon the exercise of stock options. In 2006, 1,278,985 shares of BFC Class A Common Stock with a fair value of $7.4 million and 1,068,572 shares of BFC Class B Common Stock with a fair value of $5.9 million, were accepted by BFC as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises. In 2005, BFC received net proceeds of approximately $173,000 upon exercise of stock options.
     In accordance with SFAS 123R, excess tax benefits are recognized in the financial statements upon actual realization of the related tax benefit. At December 31, 2007, BFC’s excess tax benefit of approximately $4.7 million was not recognized and will not be recognized until such deductions are utilized to reduce taxes payable.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following is a summary of BFC’s restricted stock activity:

	Unvested	Weighted
	Restricted	Average
	Stock	Fair Value
Outstanding at December 31, 2004	$—	$—
Granted	22,524	8.88
Vested	(11,262)	6.68
Forfeited	—	—

Outstanding at December 31, 2005	$11,262	$5.52
Granted	30,028	6.66
Vested	(26,276)	6.29
Forfeited	—	—

Outstanding at December 31, 2006	$15,014	$6.65
Granted	22,522	4.44
Vested	(28,152)	3.71
Forfeited	—	—

Outstanding at December 31, 2007	$9,384	$5.62

     BFC recognized vested restricted stock compensation cost of approximately $158,000, $200,000 and $200,000 for the years ended December 31, 2007, 2006 and 2005 respectively.
     In June 2007, the Board of Directors granted 22,522 shares of restricted stock under the 2005 Stock Incentive Plan. Restricted stock was granted in Class A Common Stock and vests monthly over the twelve-month service period. The fair value of the 22,522 shares of restricted stock granted on June 4, 2007 was approximately $100,000, and the cost is expected to be recognized over the 12 month service period from June 2007 through May 2008.

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

	Stock Option Plans
		Shares		Vesting	Type of
	Maximum	Authorized	Class of	Requirements	Options
	Term	(3)	Stock	(1)	(2)

1996 Stock Option Plan	10 years	2,246,094	A	5 Years(1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A	(1)	NQ
1999 Stock Option Plan	10 years	862,500	A	(1)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	6,000,000	A	5 Years (1)	ISO, NQ

(1)	Vesting is established by BankAtlantic Bancorp’s Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option NQ — Non-qualifying Stock Option

(3)	During 2001, shares underlying options available for grant under all stock option plans except the 2001 stock option plan were canceled. During 2005, restricted stock and options available for grant under the 2001 stock option plan were canceled.

(4)	BankAtlantic Bancorp’s 2005 restricted stock and option plan provides that up to 6,000,000 shares of BankAtlantic Bancorp Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the plan.
     BankAtlantic Bancorp formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the SEC in SAB 107. As part of this assessment, BankAtlantic Bancorp’s management determined that the historical volatility of BankAtlantic Bancorp’s stock should be adjusted to reflect the spin-off of Levitt on December 31, 2003 because BankAtlantic Bancorp’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. BankAtlantic Bancorp’s management reviewed BankAtlantic Bancorp’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, BankAtlantic Bancorp’s management determined that BankAtlantic Bancorp’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, BankAtlantic Bancorp’s management estimates BankAtlantic Bancorp’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of BankAtlantic Bancorp’s historical data. As part of its adoption of SFAS 123R, BankAtlantic Bancorp examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, BankAtlantic Bancorp could not identify any employee population patterns in the exercise of its options. As such, BankAtlantic Bancorp used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The table below presents the weighted average assumptions used to value options granted to BankAtlantic Bancorp employees and directors.

	Weighted Average
	2007	2006	2005
Expected volatility	29.44%	31.44%	31.00%
Expected dividends	1.75%	1.03%	0.76%
Expected term (in years)	7.23	7.45	7.00
Risk-free rate	4.92%	5.19%	4.10%
     The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)

Outstanding at December 31, 2004	6,174,845	6.79	5.4
Exercised	(923,140)	2.52
Forfeited	(71,023)	11.13
Expired	—	—
Granted	858,571	18.74

Outstanding at December 31, 2005	6,039,253	9.08	5.7
Exercised	(1,459,740)	4.13
Forfeited	(259,776)	13.58
Expired	(32,100)	9.30
Granted	951,268	14.75

Outstanding at December 31, 2006	5,238,905	11.29	6.4
Exercised	(441,137)	5.55
Forfeited	(377,432)	13.59
Expired	(79,098)	11.85
Granted	981,247	9.36

Outstanding at December 31, 2007	5,322,485	11.23	6.2	$474

Exercisable at December 31, 2007	1,669,220	6.76	3.5	$474

Available for grant at December 31, 2007	3,459,860

     The weighted average grant date fair value of options granted during the years 2007, 2006 and 2005 was $3.20, $5.99, and $7.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $2.1 million, $14.0 million and $14.2 million, respectively.
     Total unearned compensation cost related to BankAtlantic Bancorp’s nonvested Class A common stock options was $9.3 million at December 31, 2007. The cost is expected to be recognized over a weighted average period of 2.6 years.
     During the years ended December 31, 2007, 2006 and 2005, BankAtlantic Bancorp received net consideration of $2.4 million, $6.0 million and $2.3 million, respectively, from the exercise of stock options. During the years ended December 31, 2006 and 2005, BankAtlantic Bancorp redeemed 528,896 and 260,417 shares of Class A common stock as consideration for the payment of the exercise price of stock options and for the payment of the optionee’s minimum statutory withholding taxes amounting to $7.3 million and $4.7 million, respectively. There were no redemptions of Class A common stock associated with the exercise of stock options for the year ended December 31, 2007.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following is a summary of BankAtlantic Bancorp’s Class A nonvested common share activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2004	163,787	$7.40
Vested	(40,421)	8.10
Forfeited	—	—
Granted	9,268	18.88

Outstanding at December 31, 2005	132,634	$8.00
Vested	(34,826)	11.12
Forfeited	—	—
Granted	31,389	14.74

Outstanding at December 31, 2006	129,197	$8.79
Vested	(37,913)	9.79
Forfeited	—	—
Granted	62,160	8.44

Outstanding at December 31, 2007	153,444	$8.40

     As of December 31, 2007, approximately $1.0 million of BankAtlantic Bancorp’s total unrecognized compensation cost was related to nonvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $352,000, $579,000 and $980,000, respectively. BankAtlantic Bancorp recognizes stock based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model incorporating an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. BankAtlantic Bancorp based the estimated forfeiture rate of its nonvested options on its historical experience during the preceding five years.
BankAtlantic Bancorp Common Stock Repurchase
     On May 2, 2006, BankAtlantic Bancorp’s Board of Directors approved the repurchase of up to 6 million shares of its Class A common stock through open market or private transactions. During the year ended December 31, 2007 and 2006, BankAtlantic Bancorp repurchased and retired 5,440,300 and 559,700 shares of its Class A common stock for $53.8 million and $7.8 million, respectively. BankAtlantic Bancorp repurchased all six million shares under this program.
     On September 11, 2007, BankAtlantic Bancorp’s Board of Directors approved the repurchase of an additional six million shares of Class A common stock. The shares may be purchased on the open market or through private transactions. The timing and the amount of the repurchases, if any, will depend on market conditions, share price, trading volume and other factors. As of December 31, 2007, no shares had been repurchased under this program.
Levitt Restricted Stock and Stock Option Plan
     On May 11, 2004, Levitt’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan. On May 16, 2006, Levitt’s shareholders approved an amendment to this plan to increase the maximum number of shares of Levitt’s Class A Common Stock, that may be issued for restricted stock awards and upon the exercise of options under the plan from 1,500,000 to 3,000,000 shares. The maximum term of options granted under the plan is 10 years. The vesting period for each grant is established by the Compensation Committee of Levitt’s Board of Directors and for employees is generally five years utilizing cliff vesting and for directors the option awards are immediately vested. Option awards issued to date become exercisable based solely on fulfilling a service condition. Since the inception of this plan, no stock options have expired.
     The fair values of options granted are estimated on the date of their grant using the Black-Scholes option pricing model based on certain assumptions. The fair value of Levitt’s stock option awards, which are primarily subject to five year cliff vesting, is expensed over the vesting life of the stock options under the straight-line method.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The fair value of each option granted was estimated using the following assumptions:

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005
Expected volatility	40.05% — 52.59%	37.37% — 39.80%	37.99% — 50.35%
Expected dividend yield	0.00% — .83%	0.39% — 0.61%	0.00% — 0.33%
Risk-free interest rate	4.58% — 5.14%	4.57% — 5.06%	4.02% — 4.40%
Expected life	5 — 7.5 years	5 — 7.5 years	7.5 years
Forfeiture rate — executives	5%	5%	—
Forfeiture rate — non-executives	10%	10%	—
     Expected volatility is based on the historical volatility of Levitt’s stock. Due to the short period of time Levitt has been publicly traded, the historical volatilities of similar publicly traded entities are reviewed to validate Levitt’s expected volatility assumption. Expected volatility increased in the year ended December 31, 2007 compared to 2006 and 2005 due to increased volatility of homebuilding stocks in general and the declining share price of Levitt’s stock. The expected dividend yield is based on an expected quarterly dividend. In April 2007, Levitt determined that it does not expect to pay dividends to shareholders in the foreseeable future. The most recent dividend was paid in first quarter of 2007 at $.02 per share. In the years ended December 31, 2006 and 2005, Levitt’s quarterly dividend was $.02 per share. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield of US Treasury bonds on the date the stock option award is granted with a maturity equal to the expected term of the stock option award granted. The expected life of stock option awards granted is based upon the “simplified” method for “plain vanilla” options contained in SEC Staff Accounting Bulletin No. 107. SAB 107 stated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. Such detailed information about employee exercise behavior is not widely available by December 31, 2007. Accordingly, SAB 110 was issued stating that the simplified method is accepted beyond December 31, 2007. Historically, forfeiture rates were estimated based on historical employee turnover rates. In 2007, there were substantial forfeitures as a result of the reductions in force. As a result, Levitt adjusted their stock compensation to reflect actual forfeitures.
     Levitt’s non-cash stock compensation expense for the years ended December 31, 2007 and 2006 related to unvested stock options amounted to $1.9 million and $3.1 million, respectively, with an expected or estimated income tax benefit of $578,000 and $849,000, respectively. Stock compensation expense for the year ended December 31, 2007 includes $3.5 million of amortization of stock option compensation offset by $1.6 million of a reversal of stock compensation previously expensed related to forfeited options. In addition to stock compensation, Levitt recorded $231,000 of tax benefit related to employees exercising stock options. At December 31, 2007, Levitt had approximately $8.1 million of unrecognized stock compensation expense related to outstanding stock options to acquire BankAtlantic Bancorp common stock which was granted to Levitt’s employees before the company was spun off from BankAtlantic Bancorp.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Levitt’s stock option activity under Levitt’s 2003 Stock Incentive Plan for the years ended December 31, 2006 and 2007 was as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2005	1,305,176	$25.59		$—
Granted	759,655	13.53		—
Exercised	—	—		—
Forfeited	172,650	25.79		—

Options outstanding at December 31, 2006	1,892,181	$20.73	8.33 years	—

Granted	752,409	9.18		—
Exercised	—	—		—
Forfeited	782,200	17.71		—

Options outstanding at December 31, 2007	1,862,390	$17.33	8.00 years	$—

Options exercisable at December 31, 2007	99,281	$19.56	7.27 years	$—

Stock available for equity compensation grants at December 31, 2007	1,137,610
     A summary of Levitt’s non-vested stock options activity for the years ended December 31, 2006 and 2007 was as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Number of	Grant Date	Remaining	Value (in
	Options	Fair Value	Contractual Term	thousands)
Non-vested at December 31, 2005	1,250,000	$13.44		$—
Grants	759,655	6.44		—
Vested	44,105	6.33		—
Forfeited	172,650	12.98		—

Non-vested at December 31, 2006	1,792,900	10.70	8.28 years	—
Grants	752,409	4.95		—
Vested	—	—		—
Forfeited	782,200	9.11		—

Non-vested at December 31, 2007	1,763,109	$8.95	8.04 years	$—

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table summarizes information about Levitt’s stock options outstanding as of December 31, 2007:

	Options Outstanding
	Number of	Remaining	Options Exercisable
Range of Exercise Price	Stock Options	Contractual Life	Options	Exercise Price
$0.00 - $3.21	12,000	9.66	—	$—
$6.43 - $9.64	522,909	9.47	—	—
$9.64 - $12.85	7,500	9.24	—	—
$12.85 - $16.07	439,950	8.57	—	—
$16.07 - $19.28	51,605	8.48	44,105	16.09
$19.28 - $22.49	451,800	6.09	45,000	20.15
$22.49 - $25.70	48,250	6.61	—	—
$28.92 - $32.13	328,376	7.56	10,176	31.95

	1,862,390	8.00	99,281	$19.56

     Levitt also grants restricted stock, which is valued based on the market price of the common stock on the date of grant. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a reduction of shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2005, Levitt granted 6,887 restricted shares of Class A common stock to non-employee directors under Levitt’s 2003 Stock Incentive Plan, having a market price on the date of grant of $31.95 per share. During the year ended December 31, 2006, Levitt granted 4,971 restricted shares of Class A common stock to non-employee directors under the plan, having a market price on the date of grant of $16.09 per share. During the year ended December 31, 2007, Levitt granted 7,641 restricted shares of Class A common stock to non-employee directors under the plan, having a market price on the date of grant of $9.16 per share. The restricted stock vests monthly over a 12 month period. Non-cash stock compensation expense for the years ended December 31, 2007, 2006 and 2005 related to restricted stock awards amounted to $81,000, $150,000 and $110,000, respectively.
25. Pension, Profit Sharing Plan, 401(k) Plans and Deferred Retirement Agreement
BFC
BFC Defined Contribution 401(k) Plan
     During 2006, the BFC 401(k) Plan was merged into the BankAtlantic Security Plus 401(k) Plan. The BankAtlantic 401(k) Plan is a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed 90 days of service and have reached the age of 18 are eligible to participate. During 2007 and 2006, employer match was 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. During the years ended December 31, 2007 and 2006, the Company’s contributions amounted to $146,000 and $147,000, respectively.
BFC Profit Sharing Plan
     The Company had an employee’s profit sharing plan which provided for contributions of a defined amount to a fund, not to exceed the amount under the Internal Revenue Code as deductible expense. No contributions were made to the plan in 2006. Effective October 1, 2006 the plan ceased to have a separate existence having been merged into the BankAtlantic Security Plus 401(K) Plan.
BFC Deferred Retirement Agreement
     On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of

BFC Financial Corporation
Notes to Consolidated Financial Statements
$5,672 beginning January 1, 2010, regardless of his actual retirement date. Mr. Gilbert retired as Chief Financial Officer on March 29, 2007. On September 13, 2005, as actuarially determined, BFC recorded the present value of the retirement benefit payment in the amount of $482,444 based upon the monthly retirement benefit of $5,672 payable as a life annuity with 120 payments at 6.5% interest. The interest on the retirement benefit is recognized monthly as compensation expense. At December 31, 2007 and 2006, the deferred retirement obligation balance was approximately $561,000 and $526,000, respectively, which represents the present value of accumulated benefit obligation and is included in Other Liabilities in the Company’s consolidated statements of financial condition. The compensation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $35,000, $33,000 and $493,000, respectively, and is included in BFC Activities Employee Compensation and Benefits in the Company’s consolidated statements of operations.
BankAtlantic Bancorp
Defined Benefit Pension Plan
     At December 31, 1998, BankAtlantic froze its defined benefit pension plan. All participants in this plan ceased accruing service benefits beyond that date and became vested. BankAtlantic is subject to future pension expense or income based on future actual plan returns and actuarial values of the plan obligations to employees.
     The following tables set forth the plan’s obligations funded status at December 31, 2007 and 2006 included in the consolidated statements of financial condition (in thousands):

	December 31,
	2007	2006
Benefit obligation at the beginning of the year	$29,620	$29,381
Interest cost	1,656	1,624
Actuarial (gains)	(1,403)	(557)
Benefits paid	(955)	(828)

Benefit obligation at end of year	$28,918	$29,620

     The following tables set forth the change in the plan’s assets at December 31, 2007 and 2006 included in the consolidated statements of financial condition (in thousands):

	December 31,
	2007	2006
Fair value of plan assets at the beginning of year	$28,626	$26,151
Actual return on plan assets	1,433	3,303
Employer contribution	—	—
Benefits paid	(955)	(828)

Fair value of plan assets as of actuarial date	$29,104	$28,626

Funded status at end of year (1)	186	(994)

(1)	The funded accumulated benefit obligation at December 31, 2007 was recorded in other assets and the unfunded accumulated benefit obligation at December 31, 2006 was recorded in other liabilities in the Company’s consolidated statement of financial condition.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BankAtlantic’s net pension expense and other comprehensive income include the following components (in thousands):

	For the Years Ended
	2007	2006	2005
Interest cost on projected benefit obligation	1,656	1,624	1,565
Expected return on plan assets	(2,396)	(2,190)	(2,100)
Amortization of net losses (1)	501	933	698

Net periodic pension (income) expense (2)	$(239)	$367	$163

Other changes in plan assets and benefit Obligations Recognized in Other Comprehensive Income
Change in accumulated benefit obligations	1,180	2,236	(2,094)
Change in deferred tax assets	(363)	(1,204)	942

Total recognized net periodic benefit cost and other comprehensive income	578	1,399	(989)

(1)	The estimated net losses that will be amortized from other comprehensive income into net periodic benefit cost for the year ended December 31, 2008 are $433,000.

(2)	Periodic pension (income) expense is included in compensation expense.
     At December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The adoption of this Statement had no incremental effect on BankAtlantic Bancorp’s financial statements. BankAtlantic’s defined benefit pension plan’s accumulated benefit obligation and its projected benefit obligation are equal since participants do not accrue service benefits. As a consequence, there were no additional amounts recorded to recognize the funded status of the plan upon adoption of SFAS No.158.
     The actuarial assumptions used in accounting for the plan were:

	For the Years Ended December 31,
	2007	2006	2005
Weighted average discount rate used to determine benefit obligation	6.00%	5.75%	5.50
Weighted average discount rate used to To determine net periodic benefit cost	5.75%	5.50	6.00
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50
     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds, and the increase in the discount rate at December 31, 2007 reflects higher corporate bond rates at December 31, 2007 compared to corporate bond rates at December 31, 2006. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2007. BankAtlantic did not make any contributions to BankAtlantic’s defined benefit pension plan during the years ended December 31, 2007 and 2006. BankAtlantic will not be required to contribute to the plan for the year ending December 31, 2008.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BankAtlantic’s defined benefit pension plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	Plan Assets
	At December 31,
	2007	2006
Equity securities	71.93%	74.66%
Debt securities	22.36	20.87
Cash	5.71	4.47

Total	100.00%	100.00%

     BankAtlantic defined benefit pension plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2007, 2.1% of the plan’s assets were invested in the aggressive growth category.
     BankAtlantic defined benefit pension plan’s targeted asset allocation was 72% equity securities, 26% debt securities and 2% cash during the year ended December 31, 2007. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.
     The following benefit payments are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2008	$ 983
2009	1,191
2010	1,397
2011	1,414
2012	1,459
Years 2013-2017	8,597

BFC Financial Corporation
Notes to Consolidated Financial Statements
Defined Contribution 401(k) Plan:
     The table below outlines the terms of the BankAtlantic Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Employee salary contribution limit (1)	$15	$15	$14
Percentage of salary limitation	75%	75%	75%
Total match contribution (2)	$2,930	$2,461	$2,037
Vesting of employer match	Immediate	Immediate	Immediate

(1)	For the 2007, 2006 and 2005 plan year, employees over the age of 50 were entitled to contribute $20,000, $20,000 and $18,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.
Profit Sharing Plan
     At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific performance goals. Included in employee compensation and benefits in the consolidated statement of operations during the years ended December 31, 2007, 2006 and 2005 was $2.0 million, $4.4 million and $4.4 million, respectively, of expenses associated with this plan.
Levitt
     Levitt has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2007, 2006, and 2005, Levitt’s employees participated in this plan and contributions amounted to $1.1 million, $1.3 million, and $1.1 million, respectively. These amounts are included in Real Estate Development selling, general and administrative expenses in the accompanying consolidated statements of operations.
26. Commitments and Contingencies
     The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. At December 31, 2007, the approximate minimum future rentals under such leases, from continuing operations, for the periods shown are (in thousands):

Year Ending December 31,
2008	$12,816
2009	11,696
2010	10,013
2011	8,503
2012	7,449
Thereafter	91,597

Total	$142,074

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The Company incurred rent expense from continuing operations, for the periods shown (in thousands):

	For the Years Ended December 31,
(In thousands)	2007	2006	2005
Rental expense for premises and equipment	$16,191	13,037	8,257

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
     Commitments and financial instruments with off-balance sheet risk were (in thousands):

	December 31,
	2007	2006
BFC Activities
Guaranty agreements	$59,113	34,396
Financial Services
Commitments to sell fixed rate residential loans	21,029	30,696
Commitments to sell variable rate residential loans	1,518	2,921
Commitments to purchase variable rate residential loans	39,921	69,525
Commitments to purchase fixed rate residential loans	21,189	—
Commitments to originate loans held for sale	18,344	26,346
Commitments to originate loans held to maturity	158,589	223,060
Commitments to extend credit, including the undisbursed portion of loans in process	992,838	890,036
Commitments to purchase branch facilities land	—	11,180
Standby letters of credit	41,151	67,831
Commercial lines of credit	96,786	86,992
Real Estate Development
Levitt’s commitments to purchase properties for development	—	14,200
BFC Activities
     In 2005, BFC entered into guarantee agreements in connection with the purchase of two shopping centers in South Florida by two separate limited liability companies. A wholly-owned subsidiary of CCC has a one percent general partner interest in a limited partnership that in turn has a 15 percent interest in each of the limited liability companies. Pursuant to the guarantee agreements, BFC has guaranteed certain environmental indemnities and specific obligations on two non-recourse loans that are not related to the financial performance of the assets. BFC’s maximum exposure under the guarantee agreements is estimated to be approximately $21.1 million, the full amount of the indebtedness. Based on the assets securing the indebtedness and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under the guarantee. Although it is the general partner of the limited partnership, the wholly-owned subsidiary of CCC does not have control and does not have the ability to make major decisions without the consent of other partners and members.
     A subsidiary of CCC has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida and in connection with the purchase of such office building, CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. CCC’s maximum exposure under this guarantee agreement is

BFC Financial Corporation
Notes to Consolidated Financial Statements
$8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 36.6% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property. Based on the value of the limited partnership assets securing the indebtedness, CCC does not believe that any payment will be required under the guarantee. CCC also separately guaranteed (on a joint and several basis with the managing general partner) the payment of certain environmental indemnities and limited specific obligations of the partnership that are not related to the financial performance of the property.
     A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party formed a limited liability company to purchase two commercial properties in Hillsborough County, Florida. CCC East Tampa has a 10% interest in the limited liability company and is the managing member with an initial contribution of approximately $765,500, and the unaffiliated member has a 90% interest in the limited liability company having contributed approximately $6,889,500. In November of 2006, the limited liability company purchased commercial properties for an aggregate purchase price of $29.8 million, and, in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 21.3% of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, the indemnification from the unaffiliated member and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under the guarantee. Although CCC East Tampa is the managing member of the limited liability company, it does not have the ability to make major decisions without the consent of the unaffiliated member. At December 31, 2007, the CCC East Tampa investment of approximately $802,000 is included in investments in unconsolidated subsidiaries in the Company’s consolidated statements of financial condition. The Company accounts for its investment under the equity method of accounting.
     In June 2007, a wholly-owned subsidiary of CCC (“CCC East Kennedy”), entered into an agreement with an unaffiliated third party, pursuant to which Cypress Creek Capital/Tampa, Ltd. (“CCC/Tampa”) was formed. CCC East Kennedy has a 50% general partner ownership interest and the unaffiliated third party has a 50% limited partner interest in CCC/Tampa. The purpose of CCC/Tampa was to acquire a 10% investment in a limited liability company that owns and operates an office building located in Tampa, Florida. CCC/Tampa has a 10% interest in the limited liability company with an initial contribution of $1.2 million and the unaffiliated members have a 90% interest having contributed approximately $10.4 million. The limited liability company purchased the office building in June 2007 for an aggregate purchase price of $48.0 million, and, in connection with the purchase, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. Based on the assets securing the indebtedness, the indemnification from the unaffiliated members and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under the guarantee. Although CCC East Kennedy is the general partner of CCC/Tampa, which is the managing member of the limited liability company, it does not have control and does not have the ability to make major decisions without the consent of the other partners and members. At December 31, 2007, the CCC East Kennedy investment of approximately $550,000 is included in investments in unconsolidated subsidiaries in the Company’s consolidated statements of financial condition. The Company accounts for its investment under the equity method of accounting.
     Other than these guarantees, the remaining instruments indicated in the table are direct commitments of BankAtlantic Bancorp or Levitt.
     In December 2007, BFC recorded an accrual of approximately $250,000 for separation benefits associated with a work force reduction at CCC.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Financial Services
     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2007, BankAtlantic had $58.0 million of commitments to extend credit at a fixed interest rate and $1.1 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on BankAtlantic management’s credit evaluation of the counter-party.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $27.8 million at December 31, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $13.3 million at December 31, 2007. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2007 was $38,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $53.0 million and $58.2 million at December 31, 2007 and 2006, respectively.
     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2007, BankAtlantic was in compliance with this requirement, with an investment of approximately $74.0 million in stock of the FHLB of Atlanta.
     In the ordinary course of business, BankAtlantic Bancorp and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BankAtlantic Bancorp believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. BankAtlantic Bancorp’s management, based on discussions with legal counsel, has recognized legal reserves of $1.2 million and believes BankAtlantic Bancorp’s results of operations or financial condition will not be materially impacted by the resolution of these matters.
     Pursuant to the Ryan Beck sale agrement, BankAtlantic Bancorp agreed to indemnify Stifel and its affiliates against any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the sale. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $5 million, with a $20 million limitation on the indemnity. The indemnified losses include federal taxes and litigation claims.
Real Estate Development
     Tradition Development Company, LLC (“TDC”), a wholly-owned subsidiary of Core Communities, entered into an advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. Unless otherwise renewed, the agreement terminates on December 31, 2013; provided, however that, upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement on or after December 31, 2008. Required cumulative payments under the agreement through December 31, 2013 are approximately $1.1 million.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     At December 31, 2007, Core Communities had outstanding surety bonds and letters of credit of approximately $2.8 million related primarily to its obligations to various governmental entities to construct improvements in its various communities. Levitt estimates that approximately $2.7 million of work remains to complete these improvements. Levitt does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2007, Levitt Corporation accrued $1.8 million in surety bonds related to certain bonds where Levitt’s management considers it is probable that Levitt will be required to reimburse the surety under the indemnity agreement. See Note 6 for further discussion.
     Levitt entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. The liability under the indemnity agreement is limited to the amount of any distributions from the joint venture which exceeds Levitt’s original capital and other contributions, which were approximately $585,000 and the Levitt has received approximately $1.2 million in distribution since 2004. Accordingly, the potential obligation of indemnity at December 31, 2007 is approximately $664,000.
27. Regulatory Matters
     The Company is a unitary savings bank holding company that owns approximately 16% and 100%, respectively, of the outstanding BankAtlantic Bancorp Class A and Class B Common Stock, in the aggregate representing approximately 24% of all the outstanding BankAtlantic Bancorp Common Stock. BankAtlantic Bancorp is the holding company for BankAtlantic by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. BFC is subject to regulatory oversight and examination by the Office of Thrift Supervision (“OTS”) as discussed herein with respect to BankAtlantic Bancorp. BankAtlantic Bancorp is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). BankAtlantic Bancorp is also subject to the reporting and other requirements of the Exchange Act.
     BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder and $250,000 for retirement account holders, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2007, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.
     The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to BankAtlantic Bancorp which are based on an institution’s regulatory capital levels and its net income. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2007, BankAtlantic’s accumulated net deficit for the previous two years was $23.7 million and, accordingly, BankAtlantic is required to obtain approval from the OTS in order to pay capital distributions. During each of the years ended December 31, 2007, 2006 and 2005, BankAtlantic paid $20 million of dividends to BankAtlantic Bancorp. During the years ended December 31, 2007, 2006 and 2005, BFC recognized approximately $1.7 million, $2.1 million and $1.9 million, respectively, of dividends from BankAtlantic Bancorp. There are no restrictions on the payment of cash dividends by BFC. BFC has never paid cash dividends.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BankAtlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total risk-based capital	$495,668	11.63%	$340,998	8.00%	$426,248	10.00%
Tier I risk-based capital	$420,063	9.85%	$170,499	4.00%	$255,749	6.00%
Tangible capital	$420,063	6.94%	$90,821	1.50%	$90,821	1.50%
Core capital	$420,063	6.94%	$242,190	4.00%	$302,738	5.00%
As of December 31, 2006:
Total risk-based capital	$529,497	12.08%	$350,714	8.00%	$438,392	10.00%
Tier I risk-based capital	$460,359	10.50%	$175,357	4.00%	$263,035	6.00%
Tangible capital	$460,359	7.55%	$91,425	1.50%	$91,425	1.50%
Core capital	$460,359	7.55%	$243,799	4.00%	$304,749	5.00%
28. Litigation
     On November 9, 2007, the Debtors filed voluntary petitions for relief under the Chapter 11 Cases in the Bankruptcy Court. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents.
     On November 27, 2007, the Office of United States Trustee (the “U.S. Trustee) appointed an official committee of unsecured creditors in the Chapter 11 Cases (the “Creditors’ Committee”). On January 22, 2008, the U.S. Trustee appointed a Joint Home Purchase Deposit Creditors Committee of Creditors Holding Unsecured Claims (the “Deposit Holders’ Committee”, and together with the Creditors’ Committee, the “Committees”). The Committees have a right to appear and be heard in the Chapter 11 Cases.
     On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (“Chapter 11 Admin. Expense Motion”) thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of Levitt for Post Petition Services. While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the cash payments of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, Levitt has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to Levitt in the Chapter 11 Cases. The unsecured pre-petition claims of Levitt scheduled by Levitt and Sons are approximately $67.3 million and the secured pre-petition claim scheduled by Levitt and Sons is approximately $460,000. Levitt has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, Levitt implemented an employee severance fund in favor of certain employees of the Debtor. Employees who received funds as part of this program as of December 31, 2007, which totaled approximately $600,000 paid as of that date, have assigned their unsecured claims to Levitt. There is no assurance that there will be any funds available to pay Levitt these or any other amounts associated with Levitt’s claims against the Debtors.
     At December 31, 2007, Levitt had a federal income tax receivable of $27.4 million as a result of losses incurred, which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Creditors Committee has advised Levitt that they believe the creditors are entitled to share an unstated amount of the refund.
     Pursuant to the Bankruptcy Code, the Debtors have, for a limited period, subject to extension, the exclusive right to file a plan of reorganization or liquidation (the “Plan”).

BFC Financial Corporation
Notes to Consolidated Financial Statements
Class Action Lawsuit
     On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of Levitt’s securities against Levitt and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The complaint purports to be brought on behalf of all purchasers of Levitt’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning Levitt’s financial results, prospects and condition. Levitt intends to vigorously defend this action.

29. Parent Company Financial Information
     The accounting policies of the parent company are generally the same as those described in the summary of significant accounting policies. The Company’s investments in venture partnerships, BankAtlantic Bancorp, Levitt Corporation and wholly-owned subsidiaries in the parent company’s financial statements are presented under the equity method of accounting. The Parent Company Condensed Statements of Financial Condition at December 31, 2007 and 2006 and Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007 is shown below:

Parent Company Condensed Statements of Financial Condition
(In thousands)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$17,999	17,815
Investment securities	862	2,262
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	864	908
Investment in BankAtlantic Bancorp, Inc.	108,173	113,586
Investment in Levitt Corporation	54,637	57,009
Investment in and advances to wholly-owned subsidiaries	1,578	1,525
Loans receivable	3,782	2,157
Other assets	906	2,261

Total assets	$208,801	217,523

Liabilities and Shareholders’ Equity

Advances from and negative basis in wholly-owned subsidiaries	$3,174	1,290
Other liabilities	7,722	7,351
Deferred income taxes	13,868	31,297

Total liabilities	24,764	39,938

Total shareholders’ equity	184,037	177,585

Total liabilities and shareholders’ equity	$208,801	217,523

Parent Company Condensed Statements of Operations
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$3,977	2,232	1,775
Expenses	9,565	8,413	14,904

Loss before (loss) earnings from subsidiaries	(5,588)	(6,181)	(13,129)
Equity from (loss) earnings in BankAtlantic Bancorp	(7,206)	5,807	9,053
Equity from (loss) earnings in Levitt	(39,622)	(1,519)	9,151
Equity from (loss) earnings in other subsidiaries	(1,083)	(658)	6,671

(Loss) income before income taxes	(53,499)	(2,551)	11,746
(Benefit) provision for income taxes	(19,398)	(1,856)	4,010

(Loss) income from continuing operations	(34,101)	(695)	7,736
Equity in subsidiaries’ discontinued operations, net of tax	1,239	(1,526)	5,038
Extraordinary gain, net of tax	2,403	—	—

Net (loss) income	(30,459)	(2,221)	12,774
5% Preferred Stock dividends	(750)	(750)	(750)

Net loss allocable to common stock	$(31,209)	(2,971)	12,024

BFC Financial Corporation
Notes to Consolidated Financial Statements
Parent Company Condensed Statements of Cash Flow
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Operating Activities:
Net (loss) income	$(30,459)	(2,221)	12,774
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Increase (decrease) in operating activities	25,954	(820)	(12,709)

Net cash used in operating activities	(4,505)	(3,041)	65

Investing Activities:
Proceeds from sale of investment in real estate limited partnership	1,000	—	—
Proceeds from the sale of securities	1,336	—	—
Investment in real estate limited partnership	—	(1,000)	—
Additions to property and equipment	—	77	(29.00)
Investment in Benihana convertible preferred stock	—	—	(10,000)
Acquisition of Levitt Class A shares	(33,205)	—	—

Net cash used in investing activities	(30,869)	(923)	(10,029)

Financing Activities:
Borrowing	—	—	1,000
Repayments of borrowing	—	—	(11,483)
Proceeds from the issuance of Class B Common Stock upon exercise of stock options	—	—	172
Proceeds from issuance of Class A Common Stock net of issuance costs	36,121	—	46,188
Proceeds from issuance of Common Stock upon exercise of stock option	187	—
Payment of the minimum withholding tax upon the exercise of stock options	—	(4,154)
5% Preferred Stock dividends paid	(750)	(750)	(750)

Net cash provided by (used in) financing activities	35,558	(4,904)	35,127

Increase (decrease) in cash and cash equivalents	184	(8,868)	25,163
Cash at beginning of period	17,815	26,683	1,520

Cash at end of period	$17,999	17,815	26,683

Supplementary disclosure of non-cash investing and financing activities
Interest paid on borrowings	$—	—	320
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	(101)	(16)	(474)
Decrease (increase) in accumulated other comprehensive income, net of taxes	145	926	(417)
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	—	4,154	—
(Decrease) increase in shareholders’ equity for the tax effect related to the exercise of employee stock options	—	—	(12)
Decrease in advances due from wholly-owned subsidiaries	—	—	(23,744)
Dividends from wholly-owned subsidiaries	—	—	23,744
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	121	—
     During the year ended December 31, 2005, expenses included the write-off of our wholly-owned subsidiaries’ inter-company advances of approximately $6.6 million, and the equity from earnings in other subsidiaries included the earnings recognized by our wholly-owned subsidiaries in connection with this write-off. These inter-company advances were eliminated in consolidation.
     During the year ended December 31, 2007, 2006 and 2005, BFC received dividends from BankAtlantic Bancorp and Levitt for a total of approximately $1.8 million, $2.4 million and $2.3 million, respectively. These dividends are included in operating activities in the Parent Company Condensed Statements of Cash Flow.

BFC Financial Corporation
Notes to Consolidated Financial Statements
30. Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands except for per share data):

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$275,938	271,764	259,454	146,701	953,857
Costs and expenses	281,639	333,957	493,183	181,752	1,290,531

	(5,701)	(62,193)	(233,729)	(35,051)	(336,674)
Equity in earnings from unconsolidated affiliates	2,893	2,026	4,763	3,042	12,724

Loss before income taxes and noncontrolling interest	(2,808)	(60,167)	(228,966)	(32,009)	(323,950)
Benefit for income taxes	(270)	(17,860)	(39,248)	(12,868)	(70,246)
Noncontrolling interest	(913)	(39,397)	(164,388)	(14,905)	(219,603)

Loss from continuing operations	(1,625)	(2,910)	(25,330)	(4,236)	(34,101)
Discontinued operations, net of tax	1,052	(4)	83	108	1,239
Extraordinary gain, net of tax	—	—	—	2,403	2,403

Net loss	(573)	(2,914)	(25,247)	(1,725)	(30,459)
5% Preferred Stock dividends	(188)	(187)	(187)	(188)	(750)

Net loss allocable to common shareholders	$(761)	(3,101)	(25,434)	(1,913)	(31,209)

Basic loss per share from continuing operations	$(0.05)	(0.09)	(0.59)	(0.10)	(0.90)
Basic earnings per share from discontinued operations	0.03	(0.00)	0.00	0.00	0.03
Basic earnings per share from extraordinary gain	—	—	—	0.05	0.06

Basic loss per share	$(0.02)	(0.09)	(0.59)	(0.05)	(0.81)

Diluted loss per share from continuing operations	$(0.05)	(0.09)	(0.60)	(0.10)	(0.90)
Diluted earnings per share from discontinued operations	0.03	(0.00)	0.00	0.00	0.03
Diluted earnings per share from extraordinary gain	—	—	—	0.05	0.06

Diluted loss per share	$(0.02)	(0.09)	(0.60)	(0.05)	(0.81)

Basic weighted average number of common Shares outstanding	33,444	33,451	42,942	45,096	38,778

Diluted weighted average number of common Shares outstanding	33,444	33,451	42,942	45,096	38,778

     There were material decreases in the results of operations in the fourth quarter of 2007 primarily related to the deconsolidation of Levitt and Sons as of November 9, 2007.
     The fourth quarter expenses included $5.7 million in restructuring costs and exit activities related to the decision to slow BankAtlantic’s store expansion as well as higher provisions for loan losses associated with home equity and commercial residential real estate loans. BankAtlantic Bancorp operations were unfavorably impacted by a $3.3 million other-than-temporary impairment of a private investment and a $2.7 million unrealized loss associated with Stifel Warrants.
     In the fourth quarter of 2007 Levitt recorded $2.5 million in certain restructuring related expenses consisting of independent contractor agreements, and facilities expense. See Note 6 for further details.

BFC Financial Corporation
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$246,269	260,815	265,978	319,737	1,092,799
Costs and expenses	238,838	251,996	261,094	339,594	1,091,522

	7,431	8,819	4,884	(19,857)	1,277
Equity in earnings from unconsolidated affiliates	771	2,353	7,061	750	10,935

Income (loss) before income taxes and noncontrolling interest	8,202	11,172	11,945	(19,107)	12,212
Provision (benefit) for income taxes	2,531	3,427	4,188	(10,661)	(515)
Noncontrolling interest	5,757	7,518	8,259	(8,112)	13,422

(Loss) income from continuing operations	(86)	227	(502)	(334)	(695)
Discontinued operations, net of tax	(213)	(306)	(641)	(366)	(1,526)

Net loss	(299)	(79)	(1,143)	(700)	(2,221)
5% Preferred Stock dividends	(188)	(188)	(187)	(187)	(750)

Net loss allocable to common shareholders	$(487)	(267)	(1,330)	(887)	(2,971)

Basic loss per share from continuing operations	$(0.01)	0.00	(0.02)	(0.02)	(0.04)
Basic loss per share from discontinued operations	0.00	(0.01)	(0.02)	(0.01)	(0.05)

Basic loss per share	$(0.01)	(0.01)	(0.04)	(0.03)	(0.09)

Diluted loss per share from continuing operations	$(0.01)	0.00	(0.02)	(0.02)	(0.05)
Diluted loss per share from discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)	(0.05)

Diluted loss per share	$(0.02)	(0.01)	(0.04)	(0.03)	(0.10)

Basic weighted average number of common Shares outstanding	32,692	33,422	33,427	33,436	33,249

Diluted weighted average number of common Shares outstanding	32,692	33,422	33,427	33,436	33,249

     Upon the implementation of SAB No. 108, the Company identified misstatements in its prior financial statements that were immaterial and the amounts were adjusted to retained earnings at January 1, 2006 as a cumulative effect adjustment. The Company adjusted its financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to reflect these adjustments. See Note 2 “Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements” for a discussion of the adoption of SAB No. 108 and a description of the misstatements.
31. Estimated Fair Values of Financial Instruments
     The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”
     Management has made estimates of fair value that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. In addition, in making these estimates, management relies on assumptions and judgments regarding issues where the outcome is unknown and, as a result, actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

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
     Fair values of non-performing homogenous loans are based on the assumption that the loans are on a non-accrual status, discounted at market rates during a 24 month work-out period. The adjustments for credit risk were based on the amounts recorded for the allowance for loan loss.
     The book value of tax certificates approximates market value. The fair values of mortgage-backed and investment debt securities are estimated based upon market price quotes or other observable inputs.
     The fair value of equity securities is based on price quotes or pricing models when price quotes are not available.
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
     The fair value of FHLB stock is its carrying amount.
     The book value of securities sold under agreements to repurchase and federal funds purchased approximates fair value.
     The fair value of FHLB advances is based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.
     The fair value of financial instruments, which consist of Warrants to acquire shares of Stifel’s common stock is based on an option pricing model.
     The fair values of subordinated debentures, junior subordinated debentures, and notes payable are based on discounted values of contractual cash flows at a market discount rate or price quotes. Carrying amounts of notes and mortgage notes payable that provide for variable interest rates approximate fair value, as the terms of the credit facilities require periodic market adjustment of interest rates. The fair value of the Company’s fixed rate indebtedness, including development bonds payable, was estimated using discounted cash flow analyses, based on the Company’s current borrowing rates for similar types of borrowing arrangements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table presents information for the Company’s financial instruments at December 31, 2007 and 2006 (in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents and federal funds sold and other short-term investments	$332,155	332,155	201,123	201,123
Securities available for sale	926,307	926,307	653,659	653,659
Stifel warrants	10,661	10,661	—	—
Investment securities	60,173	64,666	227,208	229,546
Tax Certificates	188,401	188,401	195,391	195,391
Federal home loan bank stock	74,003	74,003	80,217	80,217
Loans receivable including loans held for sale, net	4,528,538	4,614,705	4,603,505	4,566,158

Financial liabilities:
Deposits	$3,953,405	3,967,256	3,867,036	3,872,703
Federal funds purchased and other short term borrowings	108,975	108,975	32,026	32,026
Securities sold under agreements to repurchase	50,930	50,930	96,385	96,385
Advances from FHLB	1,397,044	1,406,728	1,517,058	1,507,264
Notes payable associated with assets held for sale	78,970	77,620	27,338	27,338
Subordinated debentures, notes and and junior subordinated debentures	595,674	548,323	881,604	882,095
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. See Note 26 for the contractual amounts of BankAtlantic’s financial instrument commitments.
Derivatives
     Commitments to originate residential loans held for sale and to sell residential loans are derivatives. The fair value of these derivatives was not included in BankAtlantic Bancorp’s financial statements as the amount was not considered significant. These derivatives relate to a loan origination program with an independent mortgage company whereby the mortgage company purchases the originated loans from BankAtlantic 14 days after the funding date at a price negotiated quarterly for all loans sold during the quarter.
     Financial instruments are warrants to acquire Stifel common stock at an exercise price of $36.00. The warrants are accounted for as derivatives with unrealized gains and losses resulting from changes in the fair value of the warrants recorded in securities activities, net.
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. Included in these purchased residential loans are interest-only loans, which result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2007 and 2006, BankAtlantic’s residential loan portfolio included $1.1 billion of interest-only loans with 30% of the collateral primarily located in California. BankAtlantic manages this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy and which have loan-to-value and total debt to income ratios within agency guidelines. Thus, these purchased residential loans are not sub-prime loans and had an average loan-to-value and FICO score at origination of 67% and 743, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
32. Earnings (Loss) per Share
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
     During November 2007, I.R.E. RAG, an approximately 45.5% subsidiary of the Company, was merged with and into the Company. I.R.E. RAG owned 4,764,285 shares of our Class A Common Stock and 500,000 shares of our Class B Common Stock. Prior to the merger, these shares were considered outstanding, but because the Company owned 45.5% of the outstanding common stock of I.R.E. RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock were eliminated from the number of shares outstanding for purposes of computing earnings per share.
     Upon consummation of the merger, the shareholders of I.R.E. RAG, other than BFC, received an aggregate of approximately 2,601,300 shares of our Class A Common Stock and 273,000 shares of our Class B Common Stock, representing their respective pro rata beneficial ownership interests in the shares of our Common Stock held by I.R.E. RAG and the 4,764,285 shares of our Class A Common Stock and 500,000 shares of our Class B Common Stock were held by I.R.E. RAG were canceled. As a result, the merger neither increased the number of shares of BFC Class A Common Stock or Class B Common Stock outstanding nor changed the outstanding shares for calculating earnings (loss) per share.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the years ended December 31, 2007, 2006 and 2005:

	For the Years Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Basic (loss) earnings per share
Numerator:
(Loss) income from continuing operations allocable to common stock	$(34,851)	(1,445)	6,986
Discontinued operations, net of taxes	1,239	(1,526)	5,038
Extraordinary gain, net of taxes	2,403	—	—

Net (loss) income allocable to common shareholders	$(31,209)	(2,971)	12,024

Denominator:
Basic weighted average number of common shares outstanding	38,778	33,249	28,952

Basic (loss) earnings per share:
(Loss) earnings per share from continuing operations	$(0.90)	(0.04)	0.24
Earnings (loss) per share from discontinued operations	0.03	(0.05)	0.18
Earnings per share from extraordinary gain	0.06	—	—

Basic (loss) earnings per share	$(0.81)	(0.09)	0.42

Diluted (loss) earnings per share
Numerator
(Loss) income from continuing operations allocable to common stock	$(34,851)	(1,445)	6,986
Effect of securities issuable by subsidiaries	—	(93)	(142)

(Loss) income allocable to common stock after assumed dilution	$(34,851)	(1,538)	6,844

Discontinued operations, net of taxes	$1,239	(1,526)	5,038
Effect of securities issuable by subsidiaries	—	—	(200)

Discontinued operations, net of taxes after assumed dilution	$1,239	(1,526)	4,838

Extraordinary gain, net of taxes	$2,403	—	—
Effect of securities issuable by a subsidiary	—	—	—

Extraordinary gain, net of taxes after assumed dilution	$2,403	—	—

Net (loss) income allocable to common stock after assumed dilution	$(31,209)	(3,064)	11,682

Denominator
Basic weighted average number of common shares outstanding	38,778	33,249	28,952
Common stock equivalents resulting from stock-based compensation	—	—	2,267

Diluted weighted average shares outstanding	38,778	33,249	31,219

Diluted (loss) earnings per share
(Loss) earnings per share from continuing operations	$(0.90)	(0.05)	0.22
Earnings (loss) per share from discontinued operations	0.03	(0.05)	0.15
Earnings per share from extraordinary gain	0.06	—	—

Diluted (loss) earnings per share	$(0.81)	(0.10)	0.37

     Options to acquire 1,286,499, 769,177 and 503,376 shares of common stock were anti-dilutive for the years ended December 31, 2007, 2006 and 2005, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
33. Certain Relationships and Related Party Transactions
     BFC is the controlling shareholder of BankAtlantic Bancorp and Levitt. BFC also has a direct non-controlling interest in Benihana and, through Levitt, an indirect ownership interest in Bluegreen. The majority of BFC’s voting capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President and by the Company’s Vice Chairman, both of whom are also executive officers and directors of BankAtlantic Bancorp and Levitt and directors of Bluegreen. The Company’s Vice Chairman is also a director of Benihana.
     The following table presents BFC, BankAtlantic Bancorp, Levitt Corporation and Bluegreen related party transactions incurred at December 31, 2007, 2006 and 2005 and for each of the years ended December 31, 2007, 2006 and 2005. Amounts related to BankAtlantic Bancorp and Levitt Corporation were eliminated in the Company’s consolidated financial statements.

			At December 31, 2007 and
			For the Year Ended December 31, 2007
(in thousands)			BFC	BankAtlantic Bancorp	Levitt	Bluegreen
Shared service receivable (payable)	(a	)	$312	(89)	(119)	(104)
Shared service income (expense)	(a	)	$2,855	(1,406)	(1,006)	(443)
Facilities cost	(a	)	$(272)	220	—	52
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$38	(185)	147	—
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$1,217	(7,335)	6,118	—

			At December 31, 2006 and
			For the Year Ended December 31, 2006
(in thousands)			BFC	BankAtlantic Bancorp	Levitt	Bluegreen
Shared service receivable (payable)	(a	)	$312	(142)	(107)	(63)
Shared service income (expense)	(a	)	$2,495	(1,053)	(1,134)	(308)
Office facilities cost	(a	)	$(460)	406	—	54
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$43	(479)	436	—
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$996	(5,547)	4,551	—

			At December 31, 2005 and
			For the Year Ended December 31, 2005
(in thousands)			BFC	BankAtlantic Bancorp	Levitt	Bluegreen
Shared service income (expense)	(c	)	$(368)	1,329	(883)	(78)
Consulting service income (expense)	(f	)	$127	(218)	(127)	218
Property development reimbursement (cost incurred)	(d	)	$—	(438)	438	—
Interest income (expense) from notes receivable/payable	(h	)	$—	892	(892)	—
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$32	(348)	316	—
Fees received (paid) relating to the issuance of BFC Class A Common Stock	(e	)	$(1,950)	1,950	—	—
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$1,115	(6,238)	5,123	—
Notes receivable (payable)	(g	)	$—	223	(223)	—

(a)	Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp and Levitt Corporation to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to these arrangements, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the estimated usage of the respective services. Also, as part of the shared services arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

BFC Financial Corporation
Notes to Consolidated Financial Statements

(b)	BFC and Levitt entered into securities sold under agreements to repurchase (“Repurchase Agreements”) with BankAtlantic and the balance in those accounts in the aggregate was approximately $7.3 million, $5.5 million and $6.2 million at December 31, 2007, 2006 and 2005, respectively. Interest in connection with the Repurchase Agreements was approximately $185,000, $479,000 and $348,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These transactions have similar general terms as BankAtlantic repurchase agreements with unaffiliated third parties.

(c)	In 2005, BankAtlantic Bancorp maintained service arrangements with BFC and Levitt, pursuant to which BankAtlantic Bancorp provided certain human resources, risk management, project planning, system support and investor and public relations services. BankAtlantic Bancorp was compensated on a cost plus 5% basis for such services. Additionally, in 2005, Levitt reimbursed BankAtlantic for office facilities costs.

(d)	During the year ended December 31, 2005, actions were taken by Levitt with respect to the development of certain property owned by BankAtlantic. Levitt’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2006, BankAtlantic reimbursed Levitt $438,000 for the costs incurred by it in connection with the development of this project. Levitt has no further involvement in the project.

(e)	During the year ended December 31, 2005, BFC sold 5,957,555 shares of its Class A Common Stock in an underwritten public offering at a price of $8.50 per share. The $1.95 million represents Ryan Beck’s participation as lead underwriter in this offering.

(f)	In 2005, a subsidiary of BFC received $127,000 in consulting fees for assisting a subsidiary of Levitt in obtaining financing of certain properties. Also during 2005, BankAtlantic Bancorp paid Bluegreen approximately $218,000 for risk management services.

(g)	Represents construction loans due from Levitt to BankAtlantic. There were no such loans as of December 31, 2007 and 2006.

(h)	The interest income (expense) relates to the loans due from Levitt to BankAtlantic and BankAtlantic Bancorp. In 2007 and 2006, there were no such loans and interest.
     In prior periods, BankAtlantic Bancorp issued options to acquire shares of BankAtlantic Bancorp’s Class A common stock to employees of Levitt prior to the spin-off. Additionally, employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the years ended December 31, 2007, 2006 and 2005, former employees exercised options to acquire 13,062, 51,464 and 41,146 shares, respectively, of BankAtlantic Bancorp Class A common stock at a weighted average exercise price of $8.56, $3.28 and $3.52, respectively.
     BankAtlantic Bancorp options outstanding to its former employees consisted of the following as of December 31, 2007:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	268,943	$9.90
Options nonvested	154,587	$12.32
     During the years ended December 31, 2007 and 2006, BankAtlantic Bancorp issued to BFC employees that perform services for BankAtlantic Bancorp options to acquire 49,000 and 50,300 shares, respectively, of BankAtlantic Bancorp’s Class A common stock at an exercise price of $9.38 and $14.69, respectively. These options vest in five years and expire ten years from the grant date. The expense on these financial instruments is recognized over the vesting period measured based on the option fair value. Service expense of $13,000 and $26,000 was recorded for the twelve months ended December 31, 2007 and 2006, respectively.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”). Bruno DiGiulian, a director of BankAtlantic Bancorp, was of counsel at Ruden McClosky prior to his retirement in 2006. Fees aggregating $274,000, $526,000 and $206,800 were paid by BankAtlantic Bancorp to Ruden, McClosky during the years ended December 31, 2007, 2006 and 2005, respectively. In addition, fees aggregating $1.6 million and $1.3 million were paid to Ruden, McClosky by Levitt in 2006 and 2005. Ruden, McClosky also represents Alan B. Levan and John E. Abdo with respect to certain other business interests.
     Levitt and Sons utilized the services of Conrad & Scherer, P.A., a law firm in which William R. Scherer, a member of Levitt’s Board of Directors, is a member. Levitt and Sons paid fees aggregating $22,000, $470,000 and $914,000 to this firm during the years ended December 31, 2007, 2006 and 2005, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     In February 2001, John E. Abdo, Vice Chairman of the Company, borrowed $500,000 from the Company on a recourse basis, and Glen R. Gilbert, former Executive Vice President, and Earl Pertnoy, a director of the Company, each borrowed $50,000 on a non-recourse basis in each case to make investments in a technology company sponsored by the Company. In July 2002, John E. Abdo borrowed an additional $3.0 million from the Company on a recourse basis. All borrowings bear interest at the prime rate plus 1% and were payable annually, except for Mr. Abdo’s borrowing which was payable monthly. The Abdo borrowing required monthly interest payments, was due on demand and was secured by 2,127,470 shares of Class A Common Stock and 370,750 shares of Class B Common Stock. In February 2006, Mr. Gilbert and Mr. Pertnoy paid in full their outstanding loan balance. In March 2007, Mr. Abdo paid in full his outstanding loan balance of $425,000. No amounts remain outstanding for these loans as of December 31, 2007.
     During November 2007, I.R.E RAG was merged with and into the Company. In connection with this merger, the shareholders of I.R.E. RAG, other than BFC, received an aggregate of approximately 2,601,300 shares of BFC Class A Common Stock and 273,000 shares of BFC Class B Common Stock, representing their respective pro rata beneficial ownership interests in I.R.E. RAG’s shares of BFC Common Stock, and the 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock that were held by I.R.E. RAG were canceled. The shareholders of I.R.E. RAG, other than BFC, are Levan Enterprises, Ltd. and I.R.E. Properties, Inc., each of which is an affiliate of Alan B. Levan, Chief Executive Officer, President and Chairman of the Board of Directors of BFC.
     Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,302 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to beneficially be the principal shareholder of Florida Partners Corporation and is the President and sole director of Florida Partners Corporation.
     Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in a limited partnership that the Company sponsored in 2001.
34. Noncontrolling Interest
     The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	December 31,
	2007	2006
BankAtlantic Bancorp	$351,148	411,396
Levitt	207,138	286,230
Joint Venture Partnership	664	697

	$558,950	698,323

35. Common Stock, 5% Cumulative Convertible Preferred Stock and Dividends
Common Stock
     In July 2007, the Company sold 11,500,000 shares of its Class A Common Stock at $3.40 per share pursuant to a registered underwritten public offering. Net proceeds from the sale of the 11,500,000 shares by the Company totaled approximately $36.2 million, after deducting underwriting discounts, commissions and offering expenses. The Company primarily used the proceeds of this offering to purchase in Levitt’s Rights Offering approximately 16.6 million shares of Levitt’s Class A common stock for an aggregate purchase price of $33.2 million, and for general corporate purposes, including working capital.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     During 2005, the Company sold 5,957,555 shares of its Class A Common Stock pursuant to a registered underwritten public offering at $8.50 per share. Net proceeds from the sale by the Company totaled approximately $46.4 million, after deducting underwriting discounts, commissions and offering expenses. Approximately $10.5 million of the net proceeds of the offering were used to repay indebtedness and an additional $10.0 million was used to purchase the second tranche of Benihana convertible preferred stock. As part of the same registered offering, certain shareholders of the Company sold to the underwriters 550,000 shares of the Company’s Class A Common Stock. The Company did not receive any proceeds from the sale of shares of Class A Common Stock by the selling shareholders.
     On February 7, 2005, the Company amended Article IV, Article V and Article VI of its Articles of Incorporation to increase the authorized number of shares of the Company’s Class A Common Stock, par value $.01 per share, from 20 million shares to 70 million shares. The amendment was approved by the written consent of the holders of shares of the Company’s Class A Common Stock and Class B Common Stock representing a majority of the votes entitled to be cast by all shareholders on the amendment.
     The Company’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $.01 per share, and a Class B Common Stock, par value $.01 per share. On May 22, 2002, the Company’s Articles of Incorporation were amended to, among other things, grant holders of the Company’s Class A Common Stock one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Prior to the amendment, the Class A Common Stock had no voting rights except under limited circumstances provided by Florida law. The amendment provided for the holders of Class B Common Stock to have the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, at which time the fixed voting percentages will be eliminated. Also, each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.
Amended Articles of the Company’s By-Laws
     On February 11, 2008, the Board of Directors of BFC amended Articles I and II of the Company’s By-laws, as amended (the “By-laws”), to include advance notice procedures requiring, among other things, that a shareholder wishing to properly bring business before an annual meeting of the Company’s shareholders or nominate a candidate to serve on the Board of Directors of the Company must deliver written notice of such business or nomination to the Company’s Secretary (i) not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of the Company’s shareholders or (ii) in the event that the annual meeting of the Company’s shareholders is called for a date that is not within 30 days before or after the anniversary date of the immediately preceding annual meeting of the Company’s shareholders, not later than the close of business on the tenth day after the earlier of notice of the date of the annual meeting of shareholders is mailed or public disclosure of the date of the annual meeting of shareholders is made.
     On December 3, 2007, the Board of Directors of BFC amended Article IV of the Company’s Bylaws to allow for the issuance of uncertificated shares of the Company’s capital stock. The Board of Directors adopted this amendment, which became effective on December 3, 2007, in response to new Securities and Exchange Commission rules and NYSE Arca, Inc. listing standards which required securities listed on the NYSE Arca, including BFC’s Class A Common Stock, to be eligible for a direct registration system by January 2008.
5% Cumulative Convertible Preferred Stock
     The Company’s authorized capital stock includes 10 million shares of preferred stock at a par value of $.01 per share. On June 7, 2004, the Board of Directors of the Company designated 15,000 shares of the preferred stock as 5% Cumulative Convertible Preferred Stock (the “5% Preferred Stock”) and, on June 21, 2004, sold the shares of the 5% Preferred Stock to an investor group in a private offering. The 5% Preferred Stock has a stated value of

BFC Financial Corporation
Notes to Consolidated Financial Statements
$1,000 per share, with conversion rights into the Company’s Class A Common Stock subject to and upon compliance with certain provisions. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices (the “Redemption Price”) ranging from $1,040 per share for the year 2007 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. The 5% Preferred Stock has no voting rights except as required by Florida law. Since the Company’s issuance of the 5% Preferred Stock, the Company has paid the 5% Preferred Stock dividend.
     Holders of the 5% Preferred Stock have the option at any time to convert the 5% Preferred Stock into shares of the Company’s Class A Common Stock, with the number of shares determined by dividing the stated value of $1,000 per share by the conversion price of $9.60 per share (“Conversion Price”).
Dividends
     While there are no restrictions on the payment of cash dividends by BFC, BFC has never paid cash dividends on its common stock.

BFC Financial Corporation
Notes to Consolidated Financial Statements
36. Financial Information of Levitt and Sons
     Based on the loss of control over Levitt and Sons as a result of the Chapter 11 Cases and the uncertainties surrounding the nature, timing and specifics of the bankruptcy proceedings, Levitt Corporation deconsolidated Levitt and Sons’ as of November 9, 2007, eliminating all results associated with its statements of financial condition, statements of operations and cash flows. Levitt Corporation’s previously reported consolidated statements of financial condition, consolidated statements of operations and consolidated cash flows prior to November 9, 2007 continue to include Levitt and Sons’ financial condition, results of operations and cash flows. Since Levitt and Sons’ results are no longer consolidated with Levitt and because Levitt believes it is not probable that it will be obligated to fund losses related to its investment in Levitt and Sons under principles of consolidation, any material uncertainties related to Levitt and Sons’ future operations are not expected to impact Levitt’s financial results.
     The following table summarizes the assets, liabilities and net equity of Levitt and Sons as of November 9, 2007, the date it was deconsolidated from the financial statements, as well as the calculation of the loss in excess of investment in Levitt’s subsidiary which was recorded on the Company’s consolidated statement of financial condition at December 31, 2007:

November 9,
2007
Cash	$6,387
Inventory	356,294
Property and equipment	1,681
Other assets	8,974

Assets deconsolidated	373,336

Accounts payable and other accrued liabilities	50,709
Customer deposits	18,007
Due to Levitt Corporation	67,831
Notes and mortgage payable	344,052

Liabilities deconsolidated	$480,599

Net equity/negative investment	$(107,263)

The loss in excess of investment in Levitt’s subsidiary is comprised of:

Net equity/negative investment	(107,263)
Due to Levitt Corporation	67,831
Deferred revenue	(15,780)

$(55,212)

     Included in the loss in excess of investment in Levitt’s subsidiary was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
     The following condensed consolidated financial statements of Levitt and Sons have been prepared in conformity with Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which requires that the liabilities subject to compromise by the Bankruptcy Court are reported separately from the liabilities not subject to compromise, and that all transactions directly associated with the Plan be reported separately as well. Liabilities subject to compromise include pre-petition unsecured claims that may be settled at amounts that differ from those recorded in Levitt and Sons’ condensed consolidated statements of financial condition.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Levitt and Sons
Condensed Consolidated Statements of Financial Condition
As of December 31, 2007 and 2006
(In thousands)

	2007	2006
Assets
Cash	$5,365	13,333
Inventory	208,686	664,572
Property and equipment	55	2,190
Other assets	23,810	26,417

Total assets	$237,916	706,512

Liabilities and Shareholders’ Equity
Accounts payable and other accrued liabilities	$469	43,411
Customer deposits	—	41,738
Current income tax payable	—	8,467
Notes and mortgage notes payable	—	417,907
Due to Levitt Corporation	748	59,414
Due to Core Communities	—	14,063
Liabilities subject to compromise (A)	354,748	—
Shareholders’ (deficit) equity	$(118,049)	121,512

Total liabilities and shareholders’ equity	$237,916	706,512

(A) Liabilities Subject to Compromise
     Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of December 31, 2007 refer to both secured and unsecured obligations that will be accounted for under the plan, including claims incurred prior to the Petition Date. They represent the Debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.
     Liabilities subject to compromise at December 31, 2007 were as follows, in thousands:

December 31, 2007
Accounts payable and accrued liabilities	$54,619
Customer deposits other	17,451
Due to Core Communities	38,552
Deficiency claim associated with secured debt	38,552
Notes and mortgage payable	156,944

Total liabilities subject to compromise	$354,748

BFC Financial Corporation
Notes to Consolidated Financial Statements
Levitt and Sons
Condensed Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Revenues Sales of real estate	$397,561	500,719	438,367
Other revenues	2,245	4,070	3,750

Total revenues	399,806	504,789	442,117

Costs and expenses
Cost of sales of real estate	562,763	440,059	347,008
Selling, general and administrative expenses	70,848	77,858	57,403

Total costs and expenses	633,611	517,917	404,411

Reorganization items, net	(3,525	—	—
Other income, net of interest and other expense	(1,928)	(560)	(2,779)

(Loss) income before income taxes	(239,258)	(13,688)	34,927
(Provision) benefit for income taxes	(303)	4,749	(12,691)

Net (loss) income	$(239,561)	(8,939)	22,236

37. Subsequent Event
Acquisition of Common Stock by Levitt
     As of March 17, 2008, Levitt, together with, Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership, wholly-owned by Levitt, had purchased 3,000,200 shares of Office Depot, Inc. (“Office Depot”) common stock, which represents approximately one percent of Office Depot’s outstanding stock, at a cost of approximately $34.0 million. In connection with the acquisition of this ownership interest, on March 17, 2008, Levitt delivered notice to Office Depot of Levitt’s intent to nominate two nominees to stand for election to Office Depot’s Board of Directors. One of the nominees, Mark D Begelman, was the President and Chief Operating Officer of Office Depot from 1991 to 1995 and is currently an officer of BankAtlantic. Also on March 17, 2008, Levitt, together with Woodbridge Equity Fund LLLP and other participants in the proxy solicitation, filed a preliminary proxy statement with the SEC in connection with the solicitation of proxies in support of the election of the two nominees. Levitt has agreed to indemnify each nominee against certain losses and expenses which such nominees may incur in connection with the proxy solicitation and their efforts to gain election to the Office Depot board. In addition, Levitt has filed a complaint in the Delaware Court of Chancery seeking, among other things, a court order declaring that the nomination of the two nominees at the Office Depot annual meeting is valid.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2007, our management carried out an evaluation, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
     Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting includes controls over the preparation of financial statements in accordance with the instruction to the consolidated financial statements for savings and loan holding companies (OTS Form H-(b) 11) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2007, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report which appears in this Annual Report on Form 10-K. See Item 8 “Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer
March 17, 2008

/s/ John K. Grelle
John K. Grelle
Acting Chief Financial Officer
March 17, 2008

/s/ Maria R. Scheker
Maria R. Scheker
Chief Accounting Officer
March 17, 2008

ITEM 9B. OTHER INFORMATION
     None.
PART III
     Items 10 through 14 will be provided by incorporating the information required under such items by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.
Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 17, 2008.

Consolidated Statements of Financial Condition as of December 31, 2007 and 2006.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2007.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2007.

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2007.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2007.

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference

3.1	Articles of Incorporation, as amended and restated	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

3.2	Amendment to Articles of Incorporation, as amended and restated	Exhibit 4 of Registrant’s Current Report on Form 8-K filed June 27, 2002 and Appendix A of Registrant’s Schedule 14C filed January 18, 2005

3.3	Amended and Restated By-laws, as Amended	Filed with this Report

10.1	BFC Financial Corporation 2005 Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed April 18, 2005

10.2	Executive Services Agreement by and among BFC Financial Corporation and Tatum, LLC, dated as of December 5, 2007, relating to the employment of John K. Grelle	Filed with this Report

12.1	Ratio of earnings to fixed charges	Filed with this Report

14.1	Code of Business Conduct and Ethics	Filed with this Report

21.1	Subsidiaries of the registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

99.1	Audited financial statements of Bluegreen Corporation for the three years ended December 31, 2007	Filed with this Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
March 17, 2008	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan	Chairman of the Board, President and Chief Executive Officer	March 17, 2008
Alan B. Levan

/s/ John E. Abdo	Vice Chairman of the Board	March 17, 2008
John E. Abdo

/s/ John K. Grelle	Acting Chief Financial Officer	March 17, 2008
John K. Grelle

/s/ Maria R. Scheker	Chief Accounting Officer	March 17, 2008
Maria R. Scheker

/s/ D. Keith Cobb	Director	March 17, 2008
D. Keith Cobb

/s/ Earl Pertnoy	Director	March 17, 2008
Earl Pertnoy

/s/ Oscar J. Holzmann	Director	March 17, 2008
Oscar J. Holzmann

/s/ Neil A. Sterling	Director	March 17, 2008
Neil A. Sterling