Form 10-Q
period 2008-03-31
BFC FINANCIAL CORP
filed 2008-05-12
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2008
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-09071
BFC Financial Corporation
(Exact name of registrant as specified in its charter)

Florida	59-2022148

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2100 West Cypress Creek Road Fort Lauderdale, Florida	33309

(Address of Principal executive office)	(Zip Code)
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
YES ☒     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒
The number of shares outstanding of each of the registrant’s classes of common stock is as follows:
Class A Common Stock of $.01 par value, 38,328,633 shares outstanding as of May 7, 2008.
Class B Common Stock of $.01 par value, 6,780,380 shares outstanding as of May 7, 2008.

BFC Financial Corporation

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition -Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS

Cash and cash equivalents	$455,769	332,155
Securities available for sale and other financial instruments (at fair value)	850,343	936,968
Investment securities at cost or amortized costs (approximate fair value $23,596 and $65,244)	23,632	60,173
Tax certificates, net of allowance of $3,194 in 2008 and $3,289 in 2007	159,474	188,401
Federal Home Loan Bank stock, at cost which approximates fair value	77,557	74,003
Residential loans held for sale	5,635	4,087
Loans receivable, net of allowance for loan losses of $89,836 in 2008 and $94,020 in 2007	4,481,850	4,524,451
Accrued interest receivable	44,448	46,271
Real estate held for development and sale	263,297	256,525
Real estate owned	19,784	17,216
Assets held for sale	27,968	13,704
Investments in unconsolidated affiliates	127,229	128,321
Properties and equipment, net	260,056	276,078
Goodwill and other intangibles	75,536	75,886
Deferred tax asset, net	36,224	16,330
Discontinued operations assets held for sale	95,909	96,348
Other assets	104,121	67,516

Total assets	$7,108,832	7,114,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing	$3,082,752	3,129,194
Non-interest bearing	912,862	824,211

Total deposits	3,995,614	3,953,405
Advances from FHLB	1,477,040	1,397,044
Short term borrowings	94,598	159,905
Subordinated debentures, mortgage notes payable and mortgage-backed bonds	203,561	216,451
Junior subordinated debentures	379,223	379,223
Loss in excess of investment in Levitt’s subsidiary	55,214	55,214
Other liabilities	113,806	130,111
Discontinued operations liabilities related to assets held for sale	81,792	80,093

Total liabilities	6,400,848	6,371,446

Noncontrolling interest	530,143	558,950

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares;
5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2008 and 2007	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 38,232,932 in 2008 and 2007	382	382
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,876,081 in 2008 and 2007	69	69
Additional paid-in capital	131,629	131,189
Retained earnings	44,742	50,801

Total shareholders’ equity before accumulated other comprehensive income	176,822	182,441
Accumulated other comprehensive income	1,019	1,596

Total shareholders’ equity	177,841	184,037

Total liabilities and shareholders’ equity	$7,108,832	7,114,433

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues
BFC Activities:
Interest and dividend income	$415	499
Other income	1,258	951

	1,673	1,450

Financial Services:
Interest and dividend income	83,732	93,540
Service charges on deposits	24,014	24,595
Other service charges and fees	7,433	7,033
(Loss) income from securities activities, net	(4,738)	1,555
Other income	2,602	2,384

	113,043	129,107

Real Estate Development:
Sales of real estate	154	141,298
Interest and dividend income	1,455	551
Other income	867	3,532

	2,476	145,381

Total revenues	117,192	275,938

Costs and Expenses
BFC Activities:
Interest expense	—	12
Employee compensation and benefits	3,160	2,744
Other expenses	927	661

	4,087	3,417

Financial Services:
Interest expense, net of interest capitalized	41,075	46,218
Provision for (recovery of) loan losses	42,888	7,461
Employee compensation and benefits	35,155	41,090
Occupancy and equipment	16,386	15,944
Advertising and promotion	4,895	5,858
Restructuring charges and exit activities	(115)	2,553
Other expenses	13,448	13,655

	153,732	132,779

Real Estate Development:
Cost of sales of real estate	88	112,908
Interest expense, net of interest capitalized	2,606	—
Selling, general and administrative expenses	11,899	32,053
Other expenses	—	482

	14,593	145,443

Total costs and expenses	172,412	281,639

Equity in earnings from unconsolidated affiliates	1,803	2,893

Loss from continuing operations before income taxes and noncontrolling interest	(53,417)	(2,808)
Benefit for income taxes	(19,062)	(270)
Noncontrolling interest	(28,149)	(913)

Loss from continuing operations	(6,206)	(1,625)
Discontinued operations, less noncontrolling interest and income tax provision (benefit) of $814 in 2008 and $(3,406) in 2007	335	1,052

Net loss	(5,871)	(573)
5% Preferred Stock dividends	(188)	(188)

Net loss allocable to common stock	$(6,059)	(761)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2008	2007
(Loss) earnings per common share:
Basic loss per share from continuing operations	$(0.14)	(0.05)
Basic earnings per share from discontinued operations	0.01	0.03

Basic loss per share	$(0.13)	(0.02)

Diluted loss per share from continuing operations	$(0.14)	(0.05)
Diluted earnings per share from discontinued operations	0.01	0.03

Diluted loss per share	$(0.13)	(0.02)

Basic weighted average number of common shares outstanding	45,103	33,444

Diluted weighted average number of common and common equivalent shares outstanding	45,103	33,444
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Net loss	$(5,871)	(573)

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities available for sale	(1,330)	58
Provision (benefit) for income taxes	(513)	22

Unrealized gains (loss) on securities available for sale, net of tax	(817)	36

Unrealized losses associated with investment in unconsolidated affiliates	(88)	(6)
Benefit for income taxes	(34)	(2)

Unrealized losses associated with investment in unconsolidated affiliates, net of tax	(54)	(4)

Reclassification adjustments of net realized losses (gains) included in net loss	479	(388)
Less: provision (benefit) for income taxes	185	(148)

Net realized gains reclassified into net loss, net of tax	294	(240)

Total other comprehensive loss	(577)	(208)

Comprehensive loss	$(6,448)	(781)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity — Unaudited
For the Three Months Ended March 31, 2008
(In thousands)

						Unearned		Accumulated
						Compen-		Other
						sation		Compre-
	Shares of Common		Class A	Class B	Additional	Restricted		hensive
	Stock Outstanding		Common	Common	Paid-in	Stock	Retained	Income
	Class A	Class B	Stock	Stock	Capital	Grants	Earnings	(Loss)	Total
Balance, December 31, 2007	38,233	6,876	$382	$69	$131,189	$—	$50,801	$1,596	$184,037
Net loss	—	—	—	—	—		(5,871)	—	(5,871)
Other comprehensive loss, net of taxes	—	—	—	—	—		—	(577)	(577)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	170		—	—	170
Cash dividends on 5% Preferred Stock	—	—	—	—	—		(188)	—	(188)
Share-based compensation related to stock options and restricted stock	—	—	—	—	270		—		- 270

Balance, March 31, 2008	38,233	6,876	$382	$69	$131,629	$—	$44,742	$1,019	$177,841

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Net cash (used in) operating activities	$(27,462)	(27,069)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	40,953	47,633
Purchase of investment securities and tax certificates	(11,912)	(12,166)
Purchase of securities available for sale	(101,954)	(45,275)
Proceeds from sales and maturities of securities available for sale	187,498	64,631
Purchases of FHLB stock	(8,325)	(450)
Redemption of FHLB stock	4,771	11,164
Investments in unconsolidated subsidiaries	(198)	(2,624)
Distributions from unconsolidated subsidiaries	1,889	5,533
Net increase in loans	(13,323)	(36,678)
Proceeds from the sale of loans receivable	10,100	—
Improvements to real estate owned	(11)	(1,407)
Proceeds from sales of real estate owned	756	106
Net additions to office properties and equipment	(4,120)	(25,621)
Ne proceeds from the sale of Ryan Beck Holdings, Inc.	—	2,628

Net cash provided by investing activities	106,124	7,474

Financing activities:
Net increase in deposits	42,209	217,986
Repayments of FHLB advances	(1,750,000)	(925,000)
Proceeds from FHLB advances	1,830,000	705,000
Decrease in securities sold under agreements to repurchase	(2,818)	(23,623)
(Decrease) increase in federal funds purchased	(62,489)	14,725
Repayment of notes and bonds payable	(16,316)	(61,621)
Proceeds from notes and bonds payable	4,667	117,407
Payments for offering costs	—	(916)
Excess tax benefits from share-based compensation	—	963
5% Preferred Stock dividends paid	(188)	(188)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	93	698
Purchase and retirement of BankAtlantic Bancorp Class A common stock	—	(17,095)
Levitt cash dividends paid to non-BFC shareholders	—	(330)
BankAtlantic Bancorp cash dividends paid to non-BFC shareholders	(216)	(1,916)

Net cash provided by financing activities	44,942	26,090

Increase in cash and cash equivalents	123,604	6,495
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	—	3,285
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	—	(6,294)
Cash and cash equivalents at the beginning of period	332,165	201,123

Cash and cash equivalents at end of period	$455,769	204,609

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Supplemental cash flow information:
Interest on borrowings and deposits	$45,568	47,188
Income taxes paid	—	4,161
Supplementary disclosure of non-cash investing and financing activities:
Decrease in inventory from the reclassification to property and equipment	—	93
Increase (decrease) in accumulated other comprehensive income, net of taxes	(577)	(208)
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	170	(234)
Effects of FASB interpretation No. 48	—	121
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     BFC Financial Corporation (“BFC” or the “Company”) (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC’s ownership interests include consumer and commercial banking; real estate development, including development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and casual family dining business; and various real estate and venture capital investments. BFC’s current major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) (NYSE: BBX) and Levitt Corporation and its wholly-owned subsidiaries (“Levitt”) (NYSE: LEV) and a minority interest in Benihana, Inc. (Nasdaq: BNHN), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     BankAtlantic Bancorp, Inc. is a unitary savings bank holding company organized under the laws of the State of Florida. BankAtlantic Bancorp’s principal asset is its investment in BankAtlantic and its subsidiaries. On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for three months ended March 31, 2007. Also, the financial information of Ryan Beck is included in the Consolidated Statement of Cash Flows for the three months ended March 31, 2007.
     Levitt engages in various business activities through its subsidiary, Core Communities, LLC (“Core Communities” or “Core”), and through its other operations, including Levitt Commercial, LLC (“Levitt Commercial”), and Carolina Oak Homes, LLC (“Carolina Oak”), which is currently engaged in homebuilding operations in a community in South Carolina, and other investments in real estate projects through subsidiaries and joint ventures. Levitt also owns an approximately 31% ownership interest in Bluegreen Corporation (“Bluegreen”) (NYSE: BXG) whose results are reflected in Levitt and as indicated later as an investment in other equity securities. During 2007, Levitt also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”) which was deconsolidated on November 9, 2007. As discussed further in the Company’s Annual Report on Form 10-K filed on March 17, 2008, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”) and Levitt Corporation deconsolidated Levitt and Sons as of that date eliminating all future operations of Levitt and Sons from Levitt Corporation’s financial results of operations.
     As a result of the deconsolidation, Levitt Corporation had a negative basis in the investment in Levitt and Sons because the subsidiary generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Levitt’s subsidiary”, is reflected as a single amount in the Company’s consolidated statement of financial condition as a $55.2 million liability as of March 31, 2008 and December 31, 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Levitt Corporation from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
     Since Levitt and Sons’ results are no longer consolidated and Levitt Corporation believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons in the future, any adjustments reflected in Levitt and Sons’ financial results subsequent to November 9, 2007 are not expected to affect the results of operations of Levitt Corporation. Since November 9, 2007, in accordance with Accounting Research Bulletin (“ARB”) No. 51, the cost method of accounting is followed to record the interest in Levitt and Sons. The reversal of Levitt’s liability into income will occur when Levitt and Sons’ bankruptcy proceedings are concluded and the amount of Levitt’s remaining investment in Levitt and Sons’ is determined or a final general release is provided to Levitt Corporation by Levitt and Sons and ratified by the Bankruptcy Court, thereby quantifying the final liability to Levitt Corporation. Levitt Corporation will continue to evaluate the cost method investment in Levitt and Sons on a quarterly basis to determine the reasonableness of the liability balance.

     The financial results for two of Core Communities’ commercial leasing projects are presented as Discontinued Operations in the consolidated statements of operations for all periods presented, as more fully described in Note 4. The assets related to these projects have been reclassified to “discontinued operations assets held for sale” and the related liabilities associated with these assets were also reclassified to “discontinued operations liabilities related to assets held for sale” in the consolidated statements of financial condition for all periods presented.
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, BFC is required under generally accepted accounting principles (GAAP) to consolidate the financial results of these companies. As a consequence, the financial information of both entities is presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. At March 31, 2008, BFC’s economic ownership interest in BankAtlantic Bancorp and Levitt was 23.5% and 20.7%, respectively, and the recognition by BFC of the financial results of BankAtlantic Bancorp and Levitt is determined based on the percentage of BFC’s economic ownership interest in those entities. The portion of income or loss in those subsidiaries not attributable to BFC’s economic ownership interests is classified in the financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income or loss in the financial statements.
     BFC’s ownership in BankAtlantic Bancorp and Levitt as of March 31, 2008 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	16.26%	8.62%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	23.54%	55.62%

Levitt
Class A Common Stock (1)	18,676,955	19.65%	6.99%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	19,895,986	20.67%	53.99%

(1)	BFC’s percent of ownership includes, but BFC’s percent of vote excludes, 6,145,582 shares of Levitt’s Class A Common Stock which are subject to the letter agreement described below (“Letter Agreement”).
     BFC purchased an aggregate of 16,602,712 of Levitt’s Class A common stock in Levitt’s rights offering in October 2007 for an aggregate purchase price of $33.2 million. By letter dated September 27, 2007 (“Letter Agreement”), BFC agreed, subject to certain limited exceptions, not to vote the 6,145,582 shares of Levitt’s Class A common stock that were acquired by BFC in the rights offering associated with subscription rights relating to BFC’s holdings in Levitt’s Class B common stock. The Letter Agreement provides that any future sale of shares of Levitt’s Class A common stock by BFC will reduce, on a share for share basis, the number of shares of Levitt’s Class A common stock that BFC has agreed not to vote. BFC’s acquisition of the 16,602,712 shares of Levitt’s Class A common stock upon exercise of its subscription rights increased BFC’s economic ownership interest in Levitt by approximately 4.1% to 20.7% from 16.6% and increased BFC’s voting interest in Levitt, excluding the 6,145,582 shares subject to the Letter Agreement, by approximately 1.1% to 54.0% from 52.9%.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at March 31, 2008 and December 31, 2007; the consolidated results of operations, comprehensive loss and cash flows for the three months ended March 31, 2008 and 2007, and the changes in consolidated shareholders’ equity for the three months ended March 31, 2008. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. All significant inter-company balances and transactions have been eliminated in consolidation.
2. Fair Value Measurement
     Effective January 1, 2008, the Company partially adopted Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”), which provides a framework for measuring fair value. Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date for SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. As such, the Company did not adopt SFAS No. 157 fair value framework for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. The Company also did not adopt the SFAS No. 157 fair value framework for leasing transactions as lease transactions were excluded from the scope of SFAS No. 157.
     SFAS No. 159 allows the Company an irrevocable option for measurement of financial assets or liabilities at fair value on a contract-by-contract basis. The Company did not elect the fair value option for any of its financial assets or liabilities as of the date of adoption or as of March 31, 2008.
     SFAS No. 157 defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability (i.e., the exit price) in an orderly (hypothetical) transaction between market participants at the date of measurement. SFAS No. 157 also defines valuation techniques and a fair value hierarchy to prioritize the inputs used in the valuation techniques. The input fair value hierarchy has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
     SFAS No. 157 also defines the valuation techniques, one or more of which should be applied to determine fair value, depending on circumstances and the extent of available data. These valuation techniques are summarized below:
     Market approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.
     Income approach. The income approach uses valuation techniques to discount future amounts (for example, cash flows or earnings) to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. Those valuation techniques include present value techniques and option-pricing models, such as the Black-Scholes option pricing model.

     Cost approach. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost). From the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence. Obsolescence encompasses physical deterioration, functional (technological) obsolescence, and economic (external) obsolescence and is broader than depreciation for financial reporting purposes (an allocation of historical cost) or tax purposes (based on specified service lives).
     The input fair value hierarchy is summarized below:
     Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at each reporting date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.
     Level 2 inputs are inputs other than quoted prices included as Level 1 inputs that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market); and inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).
     Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for measurement at fair value in situations in where there is little, if any, market activity for the asset or liability at the measurement date.
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis for the three months ended March 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2008 Using:
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale and Other
Financial Instruments:
Mortgage-backed securities	$600,505	—	600,505	—
REMICS	188,803	—	188,803	—
Bonds	481	—	—	481
Other equity securities	6,069	1,721	—	4,348
Stifel common stock	12,528	12,528	—	—
Stifel warrants	8,805	—	—	8,805
Office Depot common stock	33,152	33,152	—	—

Total securities available for sale and other financial instruments at fair value	$850,343	47,401	789,308	13,634

There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements.

     The following table presents major categories of assets measured at fair value under existing GAAP on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Loss included in earnings (or changes in net assets)	—	(1,856)	—	(1,856)
Unrealized loss included in other comprehensive loss	—	—	(785)	(785)
Purchases, issuances, and settlements	(200)	—	—	(200)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$481	8,805	4,348	13,634

     The valuation techniques and the inputs to the valuation techniques are described below for our recurring financial instruments measured at fair value in our financial statements.
Mortgage-Backed Securities and REMIC’s
     BankAtlantic uses matrix pricing to fair value its mortgage-backed and real estate mortgage conduit securities as quoted market prices are not available for the specific securities that BankAtlantic owns. Matrix pricing values these securities based on standard inputs such as: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the principal market. BankAtlantic’s principal market is the secondary institutional markets and the exit price is the bid price. BankAtlantic uses a market approach valuation technique and Level 2 valuation inputs to fair value these securities.
Bonds and Other Equity Securities
     A market approach and quoted market prices (Level 1) or matrix pricing (Level 2) were generally used to value bonds and other equity securities, if available. However, for certain of BankAtlantic Bancorp investments in equity and debt securities in which observable market inputs cannot be obtained, the securities were valued using the income approach and pricing models that BankAtlantic Bancorp developed or based on observable market data that BankAtlantic Bancorp has adjusted based on its judgment of the factors a market participant would use to value the securities (Level 3).
Stifel common stock
     Stifel common stock was valued using a market approach valuation technique and Level 1 valuation inputs. Stifel common stock is publicly traded on the New York Stock Exchange. The fair value of the Stifel stock in the Company’s Consolidated Statement of Financial Condition was calculated based upon the $44.90 closing price of Stifel stock on the New York Stock Exchange as on March 31, 2008.
Stifel Warrants
     A Black-Scholes option pricing model was used to value the Stifel warrants using an income approach valuation technique and Level 2 valuation inputs, except with respect to volatility assumptions. Stifel common stock is publicly traded on the New York Stock Exchange allowing the incorporation of market observable inputs into the option pricing model. BankAtlantic Bancorp used the historical volatility as implied volatility percentages were unavailable for the entire term of the warrants.

Office Depot common stock
     During the three months ended March 31 2008, Levitt purchased 3,000,200 shares of Office Depot, Inc. (“Office Depot”) (NYSE: ODP) common stock, which represents approximately one percent of Office Depot’s outstanding stock, at a cost of approximately $34.0 million. Office Depot’s common stock was valued using a market approach valuation technique and Level 1 valuation inputs. Office Depot common stock is publicly traded on the New York Stock Exchange. The fair value of the Office Depot common stock in the Company’s Consolidated Statement of Financial Condition was calculated based upon the $11.05 closing price of Office Depot stock on the New York Stock Exchange as of March 31, 2008.
Major Categories of Assets Measured at Fair Value on a Non-Recurring Basis
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2008 Using:
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment using the fair value of the collateral	$90,106	—	—	90,106

     There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
Measurement of BankAtlantic’s Loans for Impairment
     Third party appraisals are primarily used to assist BankAtlantic in measuring impairment of its collateral dependent impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral and these values may also be adjusted for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, judgment is used on the timing and price of real estate sales to adjust appraisals obtained at loan origination. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.
3. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system or regulatory environment.
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
     In the first quarter of 2008, the Company operated through four reportable segments, which are: BFC Activities, Financial Services, Land Division and Levitt Other Operations. In 2007, the Company operated through two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation.

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
     The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision (benefit) for income taxes, including the tax provision (benefit) related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in the Financial Services segment, and the Company’s earnings or losses in Levitt are reflected in the Land Division and Levitt Other Operations segments in 2008. In 2007, the Company’s earnings or losses were also reflected in two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation on November 9, 2007.
Financial Services
     The Company’s Financial Services segment consists of BankAtlantic Bancorp and its subsidiaries’ operations, including the operations of BankAtlantic.
Primary Homebuilding
     The Company’s Primary Homebuilding segment consisted of the operations of Levitt and Sons’ homebuilding operations in Florida, Georgia and South Carolina while they were included in the consolidated financial statements.
Tennessee Homebuilding
     The Company’s Tennessee Homebuilding segment consisted of Levitt and Sons’ homebuilding operations in Tennessee while they were included in the consolidated financial statements.
Land Division
     The Company’s Land Division segment consists of Core Communities’ operations.
Levitt Other Operations
     Currently, the Company’s Levitt Other Operations segment consists of the activities of Levitt Corporation’s operations, Levitt Commercial, the operations of Carolina Oak,earnings from investments in Bluegreen and other real estate investments, and other equity securities and joint ventures.
     Except as otherwise indicated in this report, the accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Inter-company transactions are eliminated in the consolidated presentation. Eliminations in prior periods consisted of the elimination of sales and profits from real estate transactions between the Land and Primary Homebuilding segment, which were recorded based upon terms that management believed would be attained in an arm’s length transaction, and for the three months ended March 31, 2008, consist of the elimination of transactions between the Levitt Other Operations segment, which includes Carolina Oak, and the Land Division. In the ordinary course of business, certain Levitt Corporation inter-segment loans are entered into and interest is recorded at current borrowing rates. All interest expense and interest income associated with these inter-segment loans are eliminated in consolidation.
     The Company evaluates segment performance based on (loss) income from continuing operations net of tax and noncontrolling interest.

     The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2008 and 2007 (in thousands):

				Levitt	Adjustment
	BFC	Financial	Land	Other	and
	Activities	Services	Division	Operations	Eliminations	Total
2008
Revenues:
Sales of real estate	$—	—	154	—	—	154
Interest and dividend income	420	83,732	189	1,287	(26)	85,602
Other income	1,689	29,364	1,195	314	(1,126)	31,436

	2,109	113,096	1,538	1,601	(1,152)	117,192

Costs and Expenses:
Cost of sales of real estate	—	—	88	—	—	88
Interest expense, net	—	41,101	688	2,560	(668)	43,681
Provision for loan losses	—	42,888	—	—	—	42,888
Other expenses	4,158	70,033	4,979	7,069	(484)	85,755

	4,158	154,022	5,755	9,629	(1,152)	172,412

Equity in earnings from unconsolidated affiliates	2	1,275	—	526	—	1,803

(Loss) income from continuing operations before income taxes and noncontrolling interest	(2,047)	(39,651)	(4,217)	(7,502)	—	(53,417)
Benefit for income taxes	(3,975)	(15,087)	—	—	—	(19,062)
Noncontrolling interest	(12)	(18,779)	(3,368)	(5,990)	—	(28,149)

(Loss) income from continuing operations	$1,940	(5,785)	(849)	(1,512)	—	(6,206)

At March 31, 2008
Total assets	$31,948	6,390,690	328,255	365,699	(7,760)	7,108,832

							Adjust-
						Levitt	ment
	BFC	Financial	Homebuilding		Land	Other	and
	Activities	Services	Primary	Tennessee	Division	Operations	Eliminations	Total
2007
Revenues:
Sales of real estate	$—	—	112,512	21,657	777	6,574	(222)	141,298
Interest and dividend income	509	93,540	172	20	841	203	(695)	94,590
Other income	1,627	35,606	2,175	9	1,021	348	(736)	40,050

	2,136	129,146	114,859	21,686	2,639	7,125	(1,653)	275,938

Costs and Expenses:
Cost of sales of real estate	—	—	86,952	20,651	72	5,501	(268)	112,908
Interest expense, net	12	46,394	—	—	215	—	(391)	46,230
Provision for loan losses	—	7,461	—	—	—	—	—	7,461
Other expenses	3,466	79,493	18,903	1,884	3,773	8,236	(715)	115,040

	3,478	133,348	105,855	22,535	4,060	13,737	(1,374)	281,639

Equity in earnings from unconsolidated affiliates	—	1,146	16	—	—	1,731	—	2,893

(Loss) income from continuing operations before income taxes and noncontrolling interest	(1,342)	(3,056)	9,020	(849)	(1,421)	(4,881)	(279)	(2,808)
(Benefit) provision for income taxes	(29)	(852)	3,539	(328)	(566)	(1,864)	(170)	(270)
Noncontrolling interest	(3)	(1,727)	4,574	(435)	(714)	(2,518)	(91)	(913)

(Loss) income from continuing operations	$(1,310)	(477)	907	(86)	(141)	(499)	(18)	(1,625)

At March 31, 2007
Total assets	$43,984	6,380,176	651,569	46,850	286,431	173,657	(58,873)	7,523,794

4. Discontinued Operations
Sale of Ryan Beck
     On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale, and BankAtlantic Bancorp received additional consideration of 36,677 shares of Stifel common stock valued at approximately $1.7 million. In connection with BankAtlantic Bancorp’s receipt of such additional consideration, the Company recorded income from discontinued operations of approximately $162,000, net of noncontrolling interest of $857,000 and income tax of $705,000 during the three months ended March 31, 2008.
Planned Sale of Two Core Communities Commercial Leasing Projects
     In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management determined it was probable that Core would sell these projects and, while Core may retain an equity interest in the properties and provide ongoing management services, the anticipated level of Core’s continuing involvement is not expected to be significant. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for the projects and assets that are for sale have been accounted for as discontinued operations for all periods presented. SFAS No. 144 provides that assets recorded as available for sale should be sold within a one year period, however market conditions have deteriorated during the past nine months and, as a result, it is anticipated that the asset may not be sold by the end of June 2008. Core continues to actively market the assets and the assets are available for immediate sale in their present condition. While Core’s management believes these assets will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all.
     The assets have been reclassified to assets held for sale and the related liabilities were also reclassified to liabilities related to assets held for sale in the consolidated statements of financial condition. Prior period amounts have been reclassified to conform to the current year presentation. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the consolidated statements of cash flows for all periods presented. While the commercial real estate market has generally not been as adversely affected as the residential real estate market, interest in commercial property is weakening and financing is not as readily available in the current market, which may adversely impact the profitability of Levitt’s commercial property. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at March 31, 2008.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Property and equipment, net	$84,316	84,811
Other assets	11,593	11,537

Assets held for sale	$95,909	96,348

Accounts payable, accrued liabilities and other	$1,413	1,123
Notes and mortgage payable	80,379	78,970

Liabilities related to assets held for sale	$81,792	80,093

     The following table summarizes the results of operations for the two commercial leasing projects (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Revenue	$2,223	587
Costs and expenses	857	592

Income (loss) before income taxes	1,366	(5)
Provision (benefit) for income taxes	109	(2)
Noncontrolling interest	1,084	(2)

Income (loss) from discontinued operations	$173	(1)

5. Restructuring Charges and Exit Activities
BankAtlantic Bancorp and BankAtlantic
     The following provides exit activities liabilities associated with restructuring charges and exit activities at BankAtlantic Bancorp (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2007	$—
Expense incurred	2,317	—	2,317
Amount paid	(53)	—	(53)

Balance at March 31, 2007	$2,264	—	2,264

Balance at January 1, 2008	$102	990	1,092
Amounts paid or amortized	(88)	(203)	(291)

Balance at March 31, 2008	$14	787	801

     In March 2007, BankAtlantic Bancorp reduced its workforce by approximately 225 associates, or 8%, in an effort to improve efficiencies. The reduction in the workforce impacted the Company’s Financial Services operating segment and the workforce reduction was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation expense.
     In December 2007, BankAtlantic decided to sell certain properties that it acquired for its future store expansion program and to terminate or sublease certain operating leases. As a consequence, BankAtlantic recorded $1.0 million of contract liabilities associated with executed operating leases during the three months ended March 31, 2008. The amortization represents adjustments to the contract liabilities due to changes in estimated cash flows.
     In April 2008, BankAtlantic Bancorp further reduced its workforce by approximately 124 associates, or 6%. The reduction in the workforce impacted the Company’s Financial Services operating segment and the workforce reduction was completed on April 18, 2008. BankAtlantic Bancorp incurred $1.9 million of employee termination costs which will be included in the Company’s Consolidated Statement of Operations for the 2008 second quarter.

Levitt Corporation and Levitt and Sons
     On November 9, 2007, Levitt Corporation implemented an employee fund and offered up to $5.0 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases.
     The following table summarizes the restructuring related accruals activity recorded for the quarter ended March 31, 2008 (in thousands):

	Severance		Independent	Surety
	Related and		Contractor	Bond
	Benefits	Facilities	Agreements	Accrual	Total
Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges (credits)	1,207	—	(42)	—	1,165
Cash payments	(1,527)	(86)	(206)	(165)	(1,984)

Balance at March 31, 2008	$1,634	924	1,173	1,661	5,392

     The severance related and benefits accrual includes severance, payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 as part of the Chapter 11 Cases. For the three months ended March 31, 2008, Levitt paid approximately $1.5 million in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Levitt Other Operations segment. Employees entitled to participate in the fund either receive a payment stream, which in certain cases extends over two years, or received a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Levitt their unsecured claims against Levitt and Sons. At March 31, 2008, there was $1.6 million was accrued to be paid from this fund as well as severance for employees other than Levitt and Sons employees. In addition to these amounts, Levitt expects additional severance related obligations of approximately $474,000 to be incurred during the remainder of 2008 as former Levitt and Sons’ employees assign their unsecured claims to Levitt.
     The facilities accrual as of March 31, 2008 represents expenses associated with property and equipment leases that Levitt had entered into that are no longer providing a benefit to Levitt, as well as termination fees related to contractual obligations that Levitt cancelled. Included in this amount are future minimum lease payments, fees and expenses, net of estimated sublease income for which the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, as applicable, were satisfied.
     The independent contractor related expense relates to two agreements entered into by Levitt Corporation with former Levitt and Sons employees. The agreements are for consulting services. The total commitments related to these agreements as of March 31, 2008 is $1.4 million and will be paid monthly through 2009. Total payments during the three months ended March 31, 2008 amounted to $206,000.
     As of March 31, 2008, Levitt had a $1.7 million surety bond accrual related to certain bonds for which management considers it probable that Levitt will be required to reimburse the surety under applicable indemnity agreements. During the three months ended March 31, 2008, Levitt reimbursed the surety $165,000 in accordance with the indemnity agreement for bond claims paid during the period (see also Note 15 for additional information on the surety bond). See also Note 15.

6. Securities Activities, Net
     BankAtlantic Bancorp securities activities, net consisted of the following (in thousands):

	For The Three Months Ended
	March 31,
	2008	2007
Loss on sale of Stifel common stock	$(4,658)	—
Gains from managed investment funds	130	2,447
Gain on sale of private investment securities	1,305	481
Gain on sale of agency securities	341	140
Unrealized loss on Stifel warrants	(1,856)	(1,513)

Securities activities, net	$(4,738)	1,555

     During the three months ended March 31, 2008, BankAtlantic Bancorp sold 2,135,000 shares of Stifel Common Stock and received net proceeds of $82.2 million. BankAtlantic Bancorp also liquidated its managed fund equity investments and certain private investment securities and received net proceeds of $58.9 million. BankAtlantic Bancorp used these proceeds to provide $20 million of capital to BankAtlantic and to fund the transfer of $101.5 million of non-performing loans from BankAtlantic to a wholly-owned subsidiary of BankAtlantic Bancorp. As of March 31, 2008, BankAtlantic Bancorp held 279,031 shares of Stifel common stock and warrants to purchase 481,724 shares of Stifel common stock at $36.00 per share with an aggregate fair value of $21.3 million.
7. Benihana Convertible Preferred Stock Investment
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.6667, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 18% voting interest and an approximately 9% economic interest in Benihana. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost.
     The Company is currently receiving quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited period beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $38.00 for sixty consecutive trading days. At March 31, 2008, the closing price of Benihana’s Common Stock was $11.23 per share. The market value of the Convertible Preferred Stock on an as if converted basis at March 31, 2008 would have been approximately $17.7 million.

8. Loans Receivable
     The consolidated loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Real estate loans:
Residential	$2,119,695	2,155,752
Builder land loans	111,247	149,564
Land acquisition and development	195,103	202,177
Land acquisition, development and construction	126,074	151,321
Construction and development — non-residential	290,214	265,163
Commercial — non-residential	552,619	534,916
Consumer — home equity	699,962	676,262
Small business	213,128	211,797
Other loans:
Commercial business	130,450	131,044
Small business — non-mortgage	105,427	105,867
Consumer loans	14,117	15,667
Deposit overdrafts	9,864	15,005

Total gross loans	4,567,900	4,614,535

Adjustments:
Premiums, discounts and net deferred fees	3,786	3,936
Allowance for loan losses	(89,836)	(94,020)

Loans receivable — net	$4,481,850	4,524,451

     Loans held for sale at March 31, 2008 and December 31, 2007 consisted of $0 and $0.1 million of residential loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) and $5.6 million and $4.0 million, respectively, of loans originated through the assistance of an independent mortgage company.
     Allowance for Loan Losses (in thousands):

	For The Three Months Ended
	March 31,
	2008	2007
Balance, beginning of period	$94,020	44,173

Loans charged-off	(47,247)	(1,127)
Recoveries of loans previously charged-off	175	437

Net (charge-offs)	(47,072)	(690)
Provision for loan losses	42,888	7,443

Balance, end of period	$89,836	50,926

     The following summarizes impaired loans (in thousands):

	March 31, 2008		December 31, 2007
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$26,871	6,640	113,955	17,809
Impaired loans without specific valuation allowances	138,041	—	67,124	—

Total	$164,912	6,640	181,079	17,809

     During the three months ended March 31, 2008, BankAtlantic determined that a portion of the outstanding balance of $107 million of non-accrual commercial residential real estate loans were considered uncollectible and BankAtlantic charged-down these loans by approximately $24.1 million. These loans had $16.1 million of specific allowances at December 31, 2007.
9. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Land and land development costs	$219,035	216,090
Construction costs	6,197	5,426
Capitalized interest and other costs	38,065	35,009

Total	$263,297	256,525

     Real estate held for development and sale includes the combined real estate assets of Levitt and its subsidiaries as well as BankAtlantic’s residential construction development. BankAtlantic’s development became wholly-owned by BankAtlantic in January 2007 when a joint venture partner withdrew from managing the venture. Also included in other real estate held for development and sale is BFC’s unsold land at the commercial development known as Center Port in Pompano Beach, Florida.
10. Assets Held for Sale
     Assets held for sale consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Branch facilities held for sale	$27,968	13,704
     Branch facilities held for sale consists of BankAtlantic’s Orlando store long-lived assets and land acquired for store expansion. During the first quarter of 2008, BankAtlantic entered into an agreement to sell its five stores in the Orlando market with the transaction expected to close in June 2008. Accordingly, BankAtlantic transferred $14.3 million of the long-lived assets attributable to these stores from office properties and equipment to assets held for sale. In December 2007, BankAtlantic decided to sell land that it had acquired for its store expansion program. As a consequence, land acquired for store expansion was written down $1.1 million to its fair value of $12.5 million and transferred to assets held for sale.

11. Investments in Unconsolidated Affiliates
     The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	March 31,	December 31,
	2008	2007
Investment in Bluegreen Corporation	$111,647	111,321
Investments in joint ventures	4,197	5,615
BankAtlantic Bancorp investments in statutory business trusts	8,820	8,820
Levitt investments in statutory business trusts	2,565	2,565

	$127,229	128,321

     The Consolidated Statements of Operations include the following amounts for investments in unconsolidated affiliates (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Equity in Bluegreen earnings	$526	1,744

Equity in joint ventures earnings	1,115	990
Earnings from business statutory trusts	162	159

Income from unconsolidated affiliates	$1,803	2,893

     At March 31, 2008, Levitt owned approximately 9.5 million shares of the common stock of Bluegreen representing approximately 31% of its outstanding common stock. Levitt accounts for its investment in Bluegreen under the equity method of accounting
     The investment in Bluegreen was evaluated at March 31, 2008 and it was determined that the current $116.3 million book value of the investment was greater than the trading value of $63.8 million (based upon the closing price of Bluegreen’s common stock of $6.70 on March 31, 2008). Bluegreen’s common stock was valued using a market approach valuation technique and Level 1 valuation inputs. Levitt performed an impairment review in accordance with Emerging Issues Task Force (“EITF”) No. 03-1, Accounting Principles Board Opinion No. 18 and Securities and Exchange Commission Staff Accounting Bulleting No. 59 to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, the current stock price, and management’s intention with regard to this investment, Levitt determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and accordingly, no adjustment to the carrying value was recorded at March 31, 2008.

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
Total assets	$1,015,881	1,039,578

Total liabilities	$606,684	632,047
Minority interest	23,261	22,423
Total shareholders’ equity	385,936	385,108

Total liabilities and shareholders’ equity	$1,015,881	1,039,578

Unaudited Condensed Consolidated Statements of Income

	For the Three Months Ended
	March 31,
	2008	2007
Revenues and other income	$139,352	146,658
Cost and other expenses	136,263	136,422

Income before minority interest and provision for income taxes	3,089	10,236
Minority interest	838	1,634

Income before provision for income taxes	2,251	8,602
Provision for income taxes	(855)	(3,269)

Net income	$1,396	5,333

     In February 2008, Bluegreen announced that it was considering pursuing a rights offering to its shareholders of up to $100 million of common stock. Bluegreen recently announced that it intends to broaden its consideration of potential sources of capital and that it expects to file a shelf registration statement which would permit it to issue common stock, preferred stock, debt and/or convertible debt. Bluegreen has also announced that it does not intend to pursue an offering of its common stock at this time.
12. Other Debt and Development Bonds Payable
     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008, and an additional $19.3 million will be due in June 2008 if actual sales at Tradition Hilton Head continue to be below the contractual requirements of the development loan.
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under the $20 million facility at the date of termination. The lender agreed to continue to honor two construction loans to a subsidiary of Core totaling $9.3 million as of March 31, 2008.

     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core is required to pay the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also agree to pay down a specified portion of the bonds at the time of each unit or parcel is sold. The costs of the obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at March 31, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $92.9 million. Further, at March 31, 2008 there was approximately $124.2 million available under these bonds to fund future development expenditures. Bond obligations at March 31, 2008 mature in 2035 and 2040. As of March 31, 2008, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the quarter ended March 31, 2008, Core recorded approximately $105,000 in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with EITF No. Issue 91-10, “Accounting for Special Assessments and Tax Increment Financing”, a liability is recorded for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At March 31, 2008, the liability related to developer obligations was $3.5 million. This liability is included in the liabilities related to assets held for sale in the accompanying Consolidated Statements of Financial Condition as of March 31, 2008, and includes amounts associated with Core’s ownership of the property.
13. Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2008	2007
BankAtlantic Bancorp	$331,770	351,148
Levitt	197,710	207,138
Joint Venture Partnership	663	664

	$530,143	558,950

14. Interest Expense
     The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,
	March 31,
	2008	2007
Interest expense	$46,001	58,556
Interest capitalized	(2,320)	(12,326)

Interest expense, net	$43,681	46,230

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

	Three Months Ended
	March 31,
	2008	2007
Interest incurred	$5,039	12,326
Interest capitalized	(2,320)	(12,326)

Interest expense, net	$2,719	—

Interest included in cost of sales	$—	4,425

     As described in Note 4 above, certain amounts for the three months ended March 31, 2008 associated with two of Core’s commercial leasing projects have been reclassified to income (loss) from discontinued operations. Presentations for prior periods have been reclassified to conform to the current period’s presentation.

15. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
     Commitments and financial instruments with off-balance sheet risk consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
BFC Activities
Guarantee agreements	$38,000	59,112
Financial Services
Commitments to sell fixed rate residential loans	$24,854	21,029
Commitments to sell variable rate residential loans	2,607	1,518
Commitments to purchase variable rate residential loans	—	39,921
Commitments to purchase fixed rate residential loans	—	21,189
Commitments to purchase commercial loans	14,000	—
Commitments to originate loans held for sale	21,826	18,344
Commitments to originate loans held to maturity	154,868	158,589
Commitments to extend credit, including the undisbursed portion of loans in process	874,874	992,838
Standby letters of credit	37,215	41,151
Commercial lines of credit	87,719	96,786
BFC Activities
     On March 31, 2008, the membership interests of two of the Company’s indirect subsidiaries for two South Florida shopping centers were transferred to an unaffiliated third party. Previously, BFC had guaranteed certain environmental indemnities and specific obligations that were not related to the financial performance of the assets. BFC’s maximum exposure under the guarantee agreements was estimated to be approximately $21.1 million, the full amount of the indebtedness. In connection with the sale of the membership interests, BFC was released from any and all future liabilities and obligations arising from or relating to the loans and the loan documents except in connection with any liability pursuant to the Transfer Agreements entered into at the time of sale and except that BFC remains liable for certain specific obligations and environmental indemnities related to the period prior to the date of the Transfer Agreements. Because BFC has been relieved of its guarantee related to the loans, BFC believes that any possible remaining obligations are both remote and immaterial. Accordingly, BFC has reduced its guarantee amount presented in the above table for commitments and financial instruments with off-balance sheet risk by $21.1 million. In connection with the assignment and assumption of the membership interests, a wholly-owned subsidiary of Cypress Creek Capital, Inc. (“CCC”) recognized a gain of approximately $1.1 million associated with the sale of its one percent general partner interest in the limited partnership which owned a 15 percent interest in each of the entities that owned the shopping centers. The $1.1 million is included in BFC Activities other income in the Company’s Consolidated Statements of Operations.
     A subsidiary of CCC has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida, and in connection with the purchase of such office building, CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 36.1% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property. Based on the value of the limited partnership assets securing the indebtedness, CCC does not believe that any payment will be required under the guarantee. CCC also separately guaranteed (on a joint and several basis with the managing general partner) the payment of certain environmental indemnities and limited specific obligations of the partnership that are not related to the financial performance of the property.

     A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party formed a limited liability company to purchase two commercial properties in Hillsborough County, Florida. CCC East Tampa has a 10% interest in the limited liability company and is the managing member with an initial contribution of approximately $765,500, and the unaffiliated member has a 90% interest in the limited liability company having contributed approximately $6,889,500. In November of 2006, the limited liability company purchased commercial properties for an aggregate purchase price of $29.8 million, and, in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 21.3% of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, the indemnification from the unaffiliated member and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under guarantee. Although CCC East Tampa is the managing member of the limited liability company, it does not have the ability to make major decisions without the consent of the unaffiliated member. At March 31, 2008, the CCC East Tampa investment of approximately $795,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
     In June 2007, a wholly-owned subsidiary of CCC (“CCC East Kennedy”), entered into an agreement with an unaffiliated third party, pursuant to which Cypress Creek Capital/Tampa, Ltd. (“CCC/Tampa”) was formed. CCC East Kennedy has a 50% general partner ownership interest and the unaffiliated third party has a 50% limited partner interest in CCC/Tampa. The purpose of CCC/Tampa was to acquire a 10% investment in a limited liability company that owns and operates an office building located in Tampa, Florida. CCC/Tampa has a 10% interest in the limited liability company with an initial contribution of $1.2 million and the unaffiliated members have a 90% interest having contributed approximately $10.4 million. The limited liability company purchased the office building in June 2007 for an aggregate purchase price of $48.0 million, and, in connection with the purchase, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. Based on the assets securing the indebtedness, the indemnification from the unaffiliated members and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under the guarantee. Although CCC East Kennedy is the general partner of CCC/Tampa, which is the managing member of the limited liability company, it does not have control and does not have the ability to make major decisions without the consent of the other partners and members. At March 31, 2008, the CCC East Kennedy investment of approximately $526,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
     Other than these guarantees, the remaining instruments indicated in the table consist of commitments of BankAtlantic Bancorp or Levitt.
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $29.4 million at March 31, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $7.8 million at March 31, 2008. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2008 and December 31, 2007 was $39,000 and $38,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

Real Estate Development
     At March 31, 2008, Levitt had outstanding surety bonds and letters of credit of approximately $4.5 million related primarily to its obligations to various governmental entities to construct improvements in several of its communities. Levitt estimates that approximately $1.6 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreement. As of March 31, 2008, Levitt has a $1.7 million surety bond accrual related to certain bonds for which management considers it probable that Levitt will be required to reimburse the surety under the indemnity agreements. During the three months ended March 31, 2008, Levitt reimbursed the surety $165,000 in accordance with the indemnity agreement for bond claims paid during the period. It is unclear, given the uncertainty involved in the Chapter 11 Cases, whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. It is unlikely that Levitt Corporation would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay.
16. Certain Relationships and Related Party and Affiliate Transactions
     BFC is the controlling shareholder of BankAtlantic Bancorp and Levitt. BFC also has a direct non-controlling interest in Benihana and, through Levitt, an indirect ownership interest in Bluegreen. Shares representing a majority of BFC’s total voting power are owned or controlled by the Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company, and executive officers and directors of Levitt, BankAtlantic Bancorp and BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen. The Company’s Vice Chairman is also a director of Benihana.
     The following table presents BFC, BankAtlantic Bancorp, Levitt Corporation and Bluegreen related party transactions at March 31, 2008 and 2007 and for the three months ended March 31, 2008 and 2007. Amounts related to BankAtlantic Bancorp and Levitt Corporation were eliminated in the Company’s consolidated financial statements.

				BankAtlantic
(In thousands)			BFC	Bancorp	Levitt	Bluegreen
For the three months ended March 31, 2008
Shared service income (expense)	(a	)	$498	(264)	(146)	(88)
Facilities cost			(63)	50	—	13
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$5	(26)	21	—
For the three months ended March 31, 2007
Shared service income (expense)	(a	)	$773	(394)	(261)	(118)
Facilities cost			(53)	40	—	13
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$11	(51)	40	—

At March 31, 2008
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$1,041	(2,433)	1,392	—
Shared service receivable (payable)	(a	)	$104	(14)	(15)	(75)
At December 31, 2007
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$1,217	(7,335)	6,118
Shared service receivable (payable)	(a	)	$312	(89)	(119)	(104)

(a)	Effective January 1, 2006, BFC maintained arrangements with BankAtlantic Bancorp and Levitt Corporation to provide shared service operations in the areas of human resources, risk management, investor relations and executive office administration. Pursuant to these arrangements, certain employees from BankAtlantic were transferred to BFC to staff BFC’s shared service operations. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the estimated usage of the respective services. Also, as part of the shared service arrangement, the Company reimburses BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

(b)	BFC and Levitt Corporation entered into securities sold under agreements to repurchase (“Repurchase Agreements”) with BankAtlantic and the balance in those accounts in the aggregate was approximately $2.4 million and $7.3 million at March 31, 2008 and December 31, 2007, respectively. Interest in connection with the Repurchase Agreements was approximately $26,000 and $51,000 for the three months ended March 31, 2008 and 2007, respectively. These transactions have similar terms as BankAtlantic repurchase agreements with unaffiliated third parties.
     BankAtlantic Bancorp, prior to the Levitt spin-off, issued options to acquire shares of BankAtlantic Bancorp’s Class A common stock to employees of Levitt. Additionally, employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the three months ended March 31, 2007, certain of these former employees exercised 13,062 of options to acquire BankAtlantic Bancorp Class A common stock at a weighted average exercise price of $8.56. No former employees exercised options during the three months ended March 31, 2008.
     Options outstanding to BankAtlantic Bancorp former employees, who are now employees of affiliate companies, consisted of the following as of March 31, 2008:

	BankAtlantic Bancorp
	Class A	Weighted
	common	Average
	stock	Price
Options outstanding	268,943	$9.90
Options nonvested	154,587	$12.32
     During the years ended December 31, 2007 and 2006, BankAtlantic Bancorp issued to BFC employees that perform services for BankAtlantic Bancorp options to acquire 49,000 and 50,300 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $9.38 and $14.69, respectively. These options vest in five years and expire ten years from the grant date. The Company recorded $13,000 of service provider expense for each of the three months ended March 31, 2008 and 2007.
     In March 2007, Mr. Abdo, the Company’s Vice Chairman, paid in full his outstanding loan balance of $425,000 in connection with funds borrowed in July 2002 on a recourse basis.
     Certain of the Company’s affiliates, including its executive officers, have in the past independently made investments with their own funds in both public and private entities that the Company sponsored in 2001 and in which it holds investments.
     Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,302 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to be controlling shareholder with beneficial ownership of approximately 44.5% of Florida Partners Corporation and is also a member of its Board of Directors.
     In March 2008, BankAtlantic entered into an agreement with Levitt to provide information technology support. Pursuant to the agreement, Levitt will pay BankAtlantic approximately $120,000 per year and a one-time set-up charge of approximately $20,000.

     In May 2008, BFC and BFC Shared Service Corporation (“BFC Shared Service”), a wholly owned subsidiary of BFC, entered into office lease agreements with BankAtlantic under which BFC and BFC Shared Service will pay BankAtlantic an annual rent of approximately $207,000 and $106,000 respectively, for office space in BankAtlantic’s corporate headquarters located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309. These transactions will be eliminated in the Company’s consolidated financial statements.
     In May 2008, BFC entered into an office sub-lease agreement with Levitt Corporation for office space in BankAtlantic’s corporate headquarters. Levitt will pay BFC an annual rent of approximately $152,000. These transactions will be eliminated in the Company’s consolidated financial statements.
     On November 19, 2007, BFC’s shareholders approved the merger of I.R.E Realty Advisory Group, Inc. (‘I.R.E. RAG”), a 45.5% subsidiary of BFC, with and into BFC. The sole assets of I.R.E. RAG were 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock. In connection with the merger, the shareholders of I.R.E. RAG, other than BFC, received an aggregate of approximately 2,601,300 shares of BFC Class A Common Stock and 273,000 shares of BFC Class B Common Stock, representing their respective pro rata beneficial ownership interests in I.R.E. RAG’s BFC shares, and the 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock that were held by I.R.E. RAG were canceled. The shareholders of I.R.E. RAG, other than BFC, were Levan Enterprises, Ltd. and I.R.E. Properties, Inc., each of which is an affiliate of Alan B. Levan, Chief Executive Officer, President and Chairman of the Board of Directors of BFC. The transaction was consummated on November 30, 2007.
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

     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per common share computation for the three months ended March 31, 2008 and 2007 (in thousands, except per share data).

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2008	2007
Basic (loss) earnings per share
Numerator:
Loss from continuing operations allocable to common stock	$(6,394)	(1,813)
Discontinued operations, net of taxes	335	1,052

Net loss allocable to common shareholders	$(6,059)	(761)

Denominator:
Basic weighted average number of common shares outstanding	45,103	33,444

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.14)	(0.05)
Earnings per share from discontinued operations	0.01	0.03

Basic loss per share	$(0.13)	(0.02)

Diluted (loss) earnings per share
Numerator
Loss from continuing operations allocable to common stock	$(6,394)	(1,813)
Effect of securities issuable by subsidiaries	—	(13)

Loss allocable to common stock after assumed dilution	$(6,394)	(1,826)

Discontinued operations, net of taxes	$335	1,052
Effect of securities issuable by subsidiaries	—	—

Discontinued operations, net of taxes after assumed dilution	$335	1,052

Net loss allocable to common stock after assumed dilution	$(6,059)	(774)

Denominator
Basic weighted average number of common shares outstanding	45,103	33,444
Common stock equivalents resulting from stock-based compensation	—	—

Diluted weighted average shares outstanding	45,103	33,444

Diluted (loss) earnings per share
(Loss) earnings per share from continuing operations	$(0.14)	(0.05)
Earnings (loss) per share from discontinued operations	0.01	0.03

Diluted loss per share	$(0.13)	(0.02)

     During the three months ended March 31, 2008 and 2007, 1,560,180 and 1,161,567, respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.
18. Parent Company Financial Information
     BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s investments in consolidated subsidiaries are presented as if accounted for using the equity method of accounting in the parent company financial statements.

     BFC’s parent company unaudited condensed statements of financial condition at March 31, 2008 and December 31, 2007, unaudited condensed statements of operations and unaudited condensed statements of cash flows for the three months ended March 31, 2008 and 2007 are shown below (in thousands):
Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	March 31,	December 31,
	2008	2007
Assets

Cash and cash equivalents	$14,986	17,999
Investment securities	859	862
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	864	864
Investment in BankAtlantic Bancorp, Inc.	102,126	108,173
Investment in Levitt Corporation	52,357	54,637
Investment in and advances to wholly owned subsidiaries	1,592	1,578
Loans receivable	4,038	3,782
Other assets	882	906

Total assets	$197,704	208,801

Liabilities and Shareholders’ Equity

Advances from and negative basis in wholly owned subsidiaries	$3,114	3,174
Other liabilities	6,902	7,722
Deferred income taxes	9,847	13,868

Total liabilities	19,863	24,764

Total shareholders’ equity	177,841	184,037

Total liabilities and shareholders’ equity	$197,704	208,801

Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues	$522	559
Expenses	2,644	1,914

(Loss) before earnings (loss) from subsidiaries	(2,122)	(1,355)
Equity from loss in BankAtlantic Bancorp	(5,785)	(477)
Equity from (loss) earnings in Levitt	(2,360)	162
Equity from earnings in other subsidiaries	86	15

Loss before income taxes	(10,181)	(1,655)
Benefit for income taxes	(3,975)	(30)

Loss from continuing operations	(6,206)	(1,625)
Equity in subsidiaries’ discontinued operations, net of tax	335	1,052

Net loss	(5,871)	(573)
5% Preferred Stock dividends	(188)	(188)

Net loss allocable to common stock	$(6,059)	(761)

Parent Company Statements of Cash Flow — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Operating Activities:
Net cash used in operating activities	$(2,825)	(1,605)

Financing Activities:
Payment for offering cost	—	(112)
5% Preferred Stock dividends paid	(188)	(188)

Net cash used in financing activities	(188)	(300)

Decrease in cash and cash equivalents	(3,013)	(1,905)
Cash at beginning of period	17,999	17,815

Cash at end of period	$14,986	15,910

Supplementary disclosure of non-cash investing and financing activities
Net decrease (increase) in shareholders’ equity from the effect of subsidiaries’ Capital transactions, net of income taxes	$170	(234)
Decrease in accumulated other comprehensive income, net of taxes	(577)	(208)
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	121
     Cash dividends received from subsidiaries for the three months ended March 31, 2008 and 2007 were $66,000 and $607,000, respectively.
19. New Accounting Pronouncements
     In November 2006, the FASB issued EITF No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate” (“EITF No. 06-8”). EITF No. 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF No. 06-8 became effective for the Company on January 1, 2008.
     In December 2007, FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) was issued. This statement will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141(R) will change the accounting treatment for certain specific items, including the following: acquisition costs will be generally expensed as incurred; noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Also included in SFAS No.141(R) are a substantial number of new disclosure requirements. SFAS No.141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing Generally Accepted Accounting Principles until December 31, 2008. The adoption of SFAS No. 141(R) could have a material effect on the Company’s consolidated financial statements if management decides to pursue business combinations due to the requirement to write-off transaction costs to the consolidated statements of operations.

     In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not yet evaluated the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.
     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for the first quarter of 2009. This Statement expands derivative disclosure. Management does not believe that the implementation of this Statement will impact the Company’s financial statements.
20. Income Taxes
     BankAtlantic Bancorp and Levitt are not included in the Company’s consolidated tax return. At March 31, 2008, the Company (excluding BankAtlantic Bancorp and Levitt) had estimated state and federal net operating loss (“NOLs”) carryforwards of approximately $80.6 million. As the Company is not expected to generate taxable income from operations in the foreseeable future, the Company currently anticipates implementing a planning strategy in 2008 to utilize NOLs that are scheduled to expire. If the strategy is implemented, The Company would begin selling shares of BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize the $3.3 million of NOLs expected to expire in 2008. The Company would then intend to repurchase a sufficient number of shares to substantially maintain its ownership of BankAtlantic Bancorp. If the stock price on sale is lower than its book basis at time of sale, a loss will be recognized and reflected in the Company’s results of operations.
     BankAtlantic Bancorp and Levitt are not included in the Company’s consolidated tax return. At March 31, 2008, the Company (excluding BankAtlantic Bancorp and Levitt) had estimated state and federal net operating loss (“NOLs”) carryforwards of approximately $80.6 million. As the Company is not expected to generate taxable income from operations in the foreseeable future, the Company currently anticipates implementing a planning strategy in 2008 to utilize NOLs that are scheduled to expire. The Company anticipates that it will begin selling shares of BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize the $3.3 million of NOLs expected to expire in 2008. The Company intends to repurchase a sufficient number of shares to substantially maintain its ownership of BankAtlantic Bancorp. If the stock price on sale is lower than its book basis at time of sale, a loss will be recognized and reflected in the Company’s results of operations.
     BankAtlantic performs an evaluation of the need for a deferred tax valuation allowance quarterly. Although BankAtlantic incurred substantial losses before income taxes for the year ended December 31, 2007 and for the three months ended March 31, 2008, BankAtlantic management believes that it is more likely than not that BankAtlantic will have sufficient taxable income in future years to realize the net deferred income tax asset. The majority of BankAtlantic’s losses resulted from the deteriorating Florida real estate market that led to significant charge-offs and provisions for loan losses in BankAtlantic’s commercial residential real estate and consumer loan portfolios. Management believes that BankAtlantic will return to profitability and realize its net deferred tax asset over the allowable carryforward period. However, if future events change BankAtlantic’s profitability assumptions, a significant deferred tax asset valuation allowance may have to be established.
     Due to Levitt’s large losses in 2007 and expected taxable losses in the foreseeable future, Levitt does not believe at this time it will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset. Accordingly in 2008, Levitt recorded a valuation allowance for those deferred tax assets that are not expected to be recovered in the future.
     At March 31, 2008, Levitt had $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”.

21. Litigation
     On January 25, 2008, plaintiff Robert D. Dance filed a class action complaint as a putative purchaser of Levitt’s securities against Levitt and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation was brought on behalf of all purchasers of Levitt’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated there under by issuing a series of false and/or misleading statements concerning Levitt’s financial results, prospects and condition. Levitt intends to vigorously defend this action.
22. Financial Information of Levitt and Sons
     As previously disclosed in BFC’s Annual Report on Form 10-K filed on March 17, 2008, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 in the United States for the Southern District of Florida. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents.
     On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (“Chapter 11 Admin. Expense Motion”) thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of Levitt for administrative costs relating to certain services and benefits provided by Levitt in favor of the Debtors (the “Post Petition Services”). While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the payment of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, Levitt has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to Levitt in the Chapter 11 Cases. The unsecured pre-petition claims of Levitt scheduled by Levitt and Sons are approximately $67.3 million and the secured pre-petition claim scheduled by Levitt and Sons is approximately $460,000. Since the Chapter 11 Cases were filed, Levitt Corporation has also incurred certain administrative costs related to Post Petition Services in the amount of $1.9 million, of which $187,000 was incurred in April 2008. Additionally, as disclosed in Note 15, Levitt Corporation reimbursed Levitt and Sons surety $165,000 for bond claims paid by that surety relating to Levitt and Sons bonds. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to recovery by creditors in the Chapter 11 Cases. Levitt has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, Levitt implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of March 31, 2008, which totaled approximately $2.0 million as of that date, have assigned their unsecured claims to Levitt. It is highly unlikely that Levitt will recover these or any other amounts associated with Levitt’s unsecured claims against the Debtors. Further, the Debtors have asserted certain claims against Levitt, including an entitlement to a portion of any federal tax refund which Levitt may receive as a consequence of losses experienced at Levitt and Sons in prior periods.
     As provided by the Bankruptcy Code, the Debtors had the exclusive right to propose a plan of reorganization for 120 days immediately following the initial filing date. The Bankruptcy Court subsequently approved two extensions of the exclusivity period for the Debtors, the most recent of which extends exclusivity to May 12, 2008. A third motion has been filed which seeks to extend the exclusivity period through June 27, 2008. If the Debtors fail to file a plan of reorganization during the exclusivity period (as may be extended), or if such plan is not accepted by the requisite number of creditors and equity holders entitled to vote on the plan, other parties in interest in the Chapter 11 Cases may be permitted to propose their own plan(s) of reorganization for the Debtors.
     Since Levitt and Sons’ results are no longer consolidated with Levitt results, and Levitt believes it is not probable that it will be obligated to fund further losses related to its investment in Levitt and Sons, any material uncertainties related to Levitt and Sons operations are not expected to impact Levitt’s future financial results other than in connection with Levitt’s contractual obligations to third parties.

     The following table summarizes Levitt and Sons’ consolidated statements of financial condition as of March 31, 2008 and December 31, 2007:
Levitt and Sons
Condensed Consolidated Statements of Financial Condition — Unaudited
(In thousands)

	March 31,	December 31,
	2008	2007
Assets
Cash	$5,516	5,365
Inventory	207,090	208,686
Property and equipment	55	55
Other assets	22,215	23,810

Total assets	$234,876	237,916

Liabilities and Shareholders’ Equity
Accounts payable and other accrued liabilities	$449	469
Due to Levitt Corporation	1,900	748
Liabilities subject to compromise (A)	353,347	354,748
Shareholder’s deficit	$(120,820)	(118,049)

Total liabilities and shareholder’s equity	$234,876	237,916

(A) Liabilities Subject to Compromise
     Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of March 31, 2008 refer to both secured and unsecured obligations that will be accounted for under the reorganization plan, including claims incurred prior to November 9, 2007, the petition date. They represent the Debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.
     Liabilities subject to compromise at March 31, 2008 were as follows, in thousands:

Accounts payable and other accrued liabilities	$70,385
Customer deposits	16,427
Due to Levitt Corporation	87,182
Deficiency claim associated with secured debt	38,522
Notes and mortgage payable	140,831

Total liabilities subject to compromise	$353,347

     The following table summarizes Levitt and Sons’ consolidated statements of operations for the three months ended March 31, 2008 and 2007:
Levitt and Sons
Condensed Consolidated Statements of Operations — Unaudited
(In thousands)

	March 31,	March 31,
	2008	2007
Revenues:
Sales of real estate	$2,284	134,169
Other revenues	2	722

Total revenues	2,286	134,891

Costs and expenses:
Cost of sales of real estate	1,925	107,603
Selling, general and administrative expenses	1,933	20,305

Total costs and expenses	3,858	127,908

Reorganization items, net	(1,985)	—
Other income, net of other expense	786	1,188

(Loss) income before income taxes	(2,771)	8,171
Provision for income taxes	—	(3,211)

Net (loss) income	$(2,771)	4,960

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (and its subsidiaries) for the three months ended March 31, 2008 and 2007.
     BFC Financial Corporation (“BFC” or the “Company”) (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC’s ownership interest included consumer and commercial banking; real estate development, including development of master-planned communities; the hospitality and leisure sector through the development, marketing and sales of vacation resorts on a time-share, vacation club model; the restaurant and casual family dining business; and various real estate and venture capital investments. BFC’s current major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) (NYSE: BBX) and Levitt Corporation and its wholly-owned subsidiaries (“Levitt”) (NYSE: LEV) and a minority interests in Benihana, Inc. (Nasdaq: BNHN), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
     Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries with the intent to hold the investments for the long term. Recently, BFC determined that the best potential for growth is likely through the growth of the companies it controls. Rather than actively seeking additional direct investments, the Company currently intends to provide overall support for its controlled subsidiaries with a focus on the improved performance of the organization as a whole. The Company is currently reviewing its operations with a view to aligning its staffing with its contemplated activities. In connection with this review, the Company may seek to transfer certain Company employees to controlled entities if management believes their services could provide potentially greater value to the overall organization at that level.
     Currently, the Company’s primary activities relate to managing its current investments. As of March 31, 2008, BFC had total consolidated assets of approximately $7.1 billion, including the assets of its consolidated subsidiaries, noncontrolling interest of $530.1 million and shareholders’ equity of approximately $177.8 million. The Company operates through four reportable segments; BFC Activities, Financial Services and two segments within its Real Estate Development Division. The Financial Services segment includes the results of operations of BankAtlantic Bancorp. The Real Estate Development Division includes Levitt’s results of operations and consists of two reportable segments — Land Division and Levitt Other Operations. In 2007, the Company operated through two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation.
     As a holding company with controlling positions in BankAtlantic Bancorp and Levitt, BFC is required under generally accepted accounting principles (GAAP) to consolidate the financial results of these companies. As a consequence, the financial information of both entities is presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Levitt are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. At March 31, 2008, BFC’s economic ownership interest in BankAtlantic Bancorp and Levitt was 23.5% and 20.7%, respectively, and the recognition by BFC of the financial results of BankAtlantic Bancorp and Levitt is determined based on the percentage of BFC’s economic ownership interest in those entities. The portion of income or loss in those subsidiaries not attributable to BFC’s economic ownership interests is classified in the financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income or loss in the financial statements.

     BFC’s ownership in BankAtlantic Bancorp and Levitt as of March 31, 2008 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	16.26%	8.62%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	23.54%	55.62%

Levitt
Class A Common Stock (1)	18,676,955	19.65%	6.99%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	19,895,986	20.67%	53.99%

(1)	BFC’s percent of ownership includes, but BFC’s percent of vote excludes, 6,145,582 shares of Levitt’s Class A Common Stock which are subject to the letter agreement described below (“Letter Agreement”).
     BFC purchased an aggregate of 16,602,712 of Levitt’s Class A common stock in Levitt’s rights offering in October 2007 for an aggregate purchase price of $33.2 million. By letter dated September 27,2007 (“Letter Agreement”), BFC agreed, subject to certain limited exceptions, not to vote the 6,145,582 shares of Levitt’s Class A common stock that were acquired by BFC in the rights offering associated with subscription rights relating to BFC’s holdings in Levitt’s Class B common stock. The Letter Agreement provides that any future sale of shares of Levitt’s Class A common stock by BFC will reduce, on a share for share basis, the number of shares of Levitt’s Class A common stock that BFC has agreed not to vote. BFC’s acquisition of the 16,602,712 shares of Levitt’s Class A common stock upon exercise of its subscription rights increased BFC’s economic ownership interest in Levitt by approximately 4.1% to 20.7% from 16.6% and increased BFC’s voting interest in Levitt, excluding the 6,145,582 shares subject to the Letter Agreement, by approximately 1.1% to 54.0% from 52.9%.

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
     Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that the performance of entities in which the Company has made investments may not be as anticipated;

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made;

•	that the Company’s effort to align its staffing will not be successful; and

•	that BFC shareholders’ interests may be diluted if additional shares of BFC common stock are issued.
     With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the performance of BankAtlantic’s loan portfolio of a sustained downturn in the real estate and credit markets where BankAtlantic’s borrowers and collateral are located;

•	the quality of BankAtlantic’s residential land acquisition and development loans (including “Builder land bank loans”) and home equity loans, and conditions in that market sector;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic’s allowance for loan losses;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws, including their impact on the bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities,

•	the value of BankAtlantic Bancorp’s assets and the ability of BankAtlantic’s borrowers to service their debt obligations;

•	BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or results which justify their costs;

•	the success of BankAtlantic Bancorp’s expense discipline initiative and the ability to achieve additional cost savings;

•	the success of BankAtlantic’s new stores in achieving growth and profitability in the time frames anticipated, if at all;

•	the impact of periodic testing of goodwill, deferred tax assets, and other intangible assets for impairment;

•	past performance, actual or estimated new account openings and growth rate may not be achieved;

•	BankAtlantic Bancorp holds a significant investment in the equity securities of Stifel Financial Corp. (“Stifel”) as a result of the sale of Ryan Beck Holdings, Inc. subjecting it to the risks associated with the value of Stifel shares and warrants, and the risk that no gain on these securities may be realized. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that BankAtlantic Bancorp will be entitled to receive any earn-out payments; and

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing.
     With respect to BFC’s subsidiary, Levitt Corporation, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting Levitt and its operations;

•	the market for real estate in the areas where Levitt has developments, including the impact of market conditions on Levitt’s margins;

•	the risk that the value of the property held by Core Communities may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries;

•	the impact of market conditions for commercial property and whether the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;

•	the effects of increases in interest rates and availability of credit to buyers of Levitt’s inventory;

•	the risk that accelerated principal payments of debt obligations may result from re-margining or curtailment payment requirements;

•	the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	the risk that Levitt may be required to adjust the carrying value of its investment in Bluegreen and incur an impairment charge during the second quarter of 2008 or other future period if the trading price of Bluegreen’s common stock does not increase from current levels;

•	the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the possible effect of Levitt and Sons’ reorganization and/or liquidation process on Levitt Corporation and its results of operation and financial condition;

•	equity risks associated with a decline in the trading prices of Levitt’s equity securities;

•	the risk that creditors of Levitt and Sons may be successful in asserting claims against Levitt Corporation;

•	the risk that any of Levitt Corporation’s assets may become subject to or included in Levitt and Sons’ bankruptcy case; and

•	Levitt’s success at managing the risks involved in the foregoing.
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
Summary of Consolidated Results of Operations by Segment
     The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
BFC Activities	$1,928	(1,313)
Financial Services	(24,564)	(2,204)
Real Estate Development	(11,719)	979

	(34,355)	(2,538)

Noncontrolling interest	(28,149)	(913)

Loss from continuing operations	(6,206)	(1,625)
Discontinued operations, less noncontrolling interest and income tax	335	1,052

Net loss	(5,871)	(573)
5% Preferred Stock dividends	(188)	(188)

Net loss allocable to common shareholders	$(6,059)	(761)

     Net loss for the three months ended March 31, 2008 was $5.9 million compared with net loss of $573,000 for the same period in 2007. Net loss for the three months ended March 31, 2008 and 2007 includes $335,000 and $1.1 million of income, respectively, from discontinued operations, net of income taxes and noncontrolling interest, associated with Ryan Beck and two of Core Communities’ commercial leasing projects.
     The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Convertible Preferred Stock.
     The results of operations from continuing operations of our business segments and related matters are discussed below.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total assets at March 31, 2008 and December 31, 2007 were $7.1 billion at each period end. The changes in components of total assets between March 31, 2008 and December 31, 2007 are summarized below:
•	An increase in cash and cash equivalents of approximately $123.6 million which resulted from: i) approximately $146 million from federal funds sold by BankAtlantic Bancorp; ii) an increase of approximately $30 million in cash letter balances associated with daily cash management activities at BankAtlantic; offset by iii) $34 million used by Levitt in connection with its acquisition of equity securities;

•	A decrease in securities available for sale reflecting BankAtlantic Bancorp’s sale of Stifel common stock and the liquidation of managed fund equity investments, offset in part by Levitt’s purchase of $34.0 million in equity securities;

•	A decrease in investment securities at cost reflecting BankAtlantic Bancorp’s sale of Stifel common stock and certain private equity investments;

•	A decrease in BankAtlantic’s tax certificate balances primarily due to redemptions of certificates outside of Florida;

•	An increase in BankAtlantic’s FHLB stock related to increases in FHLB advance borrowings;

•	A decline in BankAtlantic’s loan receivable balances associated with lower purchased residential loan balances, significant charge-offs of commercial loans and reductions in commercial loan originations partially offset by higher home equity loan balances;

•	An increase in inventory of real estate held for development and sale primarily associated with an increase in Levitt’s inventory of real estate;

•	An increase in assets held for sale and a decrease in properties and equipment due to the transfer of Orlando stores long-lived assets to assets held for sale associated with the pending branch sales purchase contract with an unrelated financial institution expected to close during the 2008 second quarter;

•	An increase in deferred tax asset, net reflecting BankAtlantic’s operating loss during the three months ended March 31, 2008; and

•	An increase in other assets primarily resulting from BankAtlantic’s sales of agency and equity securities pending settlement.
     The Company’s total liabilities at March 31, 2008 and December 31, 2007 were $6.4 billion at each period end. The changes in components of total liabilities between March 31, 2008 and December 31, 2007 are summarized below:
•	Lower BankAtlantic interest-bearing deposit balances primarily associated with the migration to checking accounts and the availability of higher rate products at competing financial institutions;

•	Higher BankAtlantic non-interest-bearing deposit balances reflecting customer deposits of income tax refunds and higher average customer balances in checking accounts associated with lower short-term interest rates;

•	An increase in BankAtlantic FHLB advance borrowings due to lower short term borrowing as rates on advances were lower than alternative borrowings;

•	A decrease in BankAtlantic short term borrowing due to higher rates associated with FHLB borrowings;

•	A decrease in Levitt’s notes and mortgage notes payable of $12.7 million primarily due to a curtailment payment made in connection with a development loan in Tradition Hilton Head; and

•	A decrease in other liabilities primarily due to BankAtlantic’s December 2007 purchase of $18.9 million of securities pending settlement in January 2008.
Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	March 31,	December 31,
	2008	2007
BankAtlantic Bancorp	$331,770	351,148
Levitt	197,710	207,138
Joint Venture Partnership	663	664

	$530,143	558,950

NEW ACCOUNTING PRONOUNCEMENTS.
     In November 2006, the FASB issued Emerging Issues Task Force Issue No. 06-8, “Applicability of the Assessment of a Buyers Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate” (“EITF 06-8”). EITF 06-8 establishes that a company should evaluate the adequacy of the buyer’s continuing investment in determining whether to recognize profit under the percentage-of-completion method. EITF 06-8 became effective for the Company on January 1, 2008. The effect of EITF 06-8 is not expected to be material to the Company’s consolidated financial statements.
     In December 2007, FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”) was issued. This statement will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific items, including the following: acquisition costs will be generally expensed as incurred; noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Also included in SFAS No. 141(R) are a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing Generally Accepted Accounting Principles until January 1, 2009. The adoption of SFAS No. 141(R) could have a material effect on the Company’s consolidated financial statements if management decides to pursue business combinations due to the requirement to write-off transaction costs to the consolidated statements of operations.
     In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not yet evaluated the impact that the adoption of SFAS 160 will have on the Company’s consolidated financial statements.
     In March 2008, the FASB issued FASB No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. FASB No. 161 is effective for the first quarter of 2009. This Statement expands derivative disclosure. Management does not believe that the implementation of this Statement will impact the Company’s financial statements.

BFC Activities
BFC Activities
     The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Levitt and its subsidiaries. This segment includes dividends from: BFC’s investment in Benihana’s convertible preferred stock, income and expenses from Cypress Creek Capital, Inc. (“CCC”) and the arrangement between BFC, BankAtlantic Bancorp, Levitt and Bluegreen for shared service operations in the areas of human resources, risk management, investor relations and executive office administration. The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision (benefit) for income taxes, including the tax provision (benefit) related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Levitt. BankAtlantic Bancorp and Levitt are consolidated in BFC’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in BFC’s Financial Services segment. The Company’s earnings and losses in Levitt in 2008 are included in two reportable segments, which are Land Division and Levitt Other Operations, and in 2007 Levitt’s earnings and losses included two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which have been eliminated as a result of Levitt and Sons’ deconsolidation.
     At March 31, 2008, BFC had 10 employees dedicated to BFC operations, 7 employees in CCC, and 26 employees providing shared services to BFC and the affiliate companies. At March 31, 2007, there were 12 employees dedicated to BFC operations, 12 employees in CCC and 22 employees providing shared services. On May 1, 2008, the CCC employees were hired by Levitt and are no longer employees of BFC.
     The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months Ended		Change
	March 31,		2008 vs.
(In thousands)	2008	2007	2007
Revenues
Interest and dividend income	$420	$509	$(89)
Other income	1,689	1,627	62

	2,109	2,136	(27)

Cost and Expenses
Interest expense	—	12	(12)
Employee compensation and benefits	3,160	2,744	416
Other expenses	998	722	276

	4,158	3,478	680

Equity earnings from unconsolidated subsidiaries	2	—	2

Loss before income taxes	(2,047)	(1,342)	(705)
Benefit for income taxes	(3,975)	(29)	(3,946)
Noncontrolling interest	(12)	(3)	(9)

Income (loss) from continuing operations	$1,940	(1,310)	3,250

     The decrease in interest and dividend income during the three months ended March 31, 2008 as compared to the same period in 2007 was primarily related to lower interest rates and lower cash balances on deposit.
     The increase in other income during the three months ended March 31, 2008 as compared to the same period in 2007 was primarily related to a $1.1 million gain recognized by a wholly-owned subsidiary of CCC from the sale of its ownership interest in a limited partnership. This increase in other income was partially offset by an approximately $799,000 decrease in advisory fees at CCC and a reduction in shared service revenues of approximately $211,800.
     The increase in employee compensation and benefits during the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to an increase in CCC’s bonus expense associated with the sale by CCC of a subsidiary’s membership interests.
     The increase in other expenses during the three months ended March 31, 2008 compared to the same period in 2007 was primarily associated with increases in legal, professional and consulting fees.
     The BFC Activities segment includes a provision (benefit) for income taxes including the tax provision (benefit) relating to equity in earnings (loss) from BankAtlantic Bancorp and Levitt. The Company’s income tax provision (benefit) was based on annual effective income tax rates of 39% and 2% in 2008 and 2007, respectively. The increase to the benefit for income taxes was primarily associated with equity losses in BankAtlantic Bancorp and Levitt of approximately $5.8 million and $2.4 million, respectively, during the three months ended March 31, 2008 as compared to equity losses in BankAtlantic Bancorp of $0.5 million and equity earnings in Levitt of $0.2 million during the three months ended in March 31, 2007.
     As discussed below in Liquidity and Capital Resources — BFC, the Company currently intends that it will implement a planning strategy in 2008, under which the Company will begin selling shares of BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize expiring net operating loss carryforwards (“NOLs”).

BFC Activities (Continued)
Liquidity and Capital Resources of BFC
     The following provides cash flow information for the BFC Activities segment (in thousands).

	For the Three Months Ended
	March 31,
	2008	2007
Net cash provided by (used in):
Operating activities	$(3,264)	(1,289)
Investing activities	139	—
Financing activities	(193)	(306)

Increase (decrease) in cash and cash equivalents	(3,318)	(1,595)
Cash and cash equivalents at beginning of period	18,898	18,176

Cash and cash equivalents at end of period	$15,580	16,581

     The primary sources of funds to the BFC Activities segment for the three months ended March 31, 2008 and 2007 (without consideration of BankAtlantic Bancorp’s or Levitt’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Revenues from shared services activities for affiliated companies;

•	Dividends from BankAtlantic Bancorp;

•	Dividends from Benihana; and

•	Revenues from CCC advisory fees.
     Funds were primarily utilized by BFC to:
•	Pay dividends on the Company’s 5% Cumulative Convertible Preferred Stock; and

•	Fund BFC’s operating and general and administrative expenses, including shared services costs.
     The increase in cash used in operating activities during 2008 compared to 2007 primarily resulted from a decline in cash flow associated with lower shared service revenues, lower CCC advisory fees and higher bonus expense at CCC.
     The decrease in cash used in financing activities during 2008 compared to 2007 was due to payment in 2007 of offering costs in connection with the sale of 11,500,000 shares of the Company’s Class A Common Stock in July 2007. In July 2007, the Company sold 11,500,000 shares of its Class A Common Stock at $3.40 per share pursuant to a registered underwritten public offering. Net proceeds from the sale of the 11,500,000 shares totaled approximately $36.2 million, after underwriting discounts, commissions and offering expenses. The Company used the proceeds of this offering to purchase 16,602,712 shares of Levitt’s Class A Common Stock in Levitt’s Rights Offering and for general corporate purposes, including working capital.
     On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. It is anticipated that any share repurchases would be funded through existing cash balances. To date no shares were repurchased under this program.
     BFC expects to meet its short-term liquidity requirements generally through existing cash balances, cash dividends from Benihana and BankAtlantic Bancorp. The Company expects to meet its long-term liquidity requirements through the foregoing, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.

BFC Activities (Continued)
     The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of BankAtlantic Bancorp, and the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. However, because BankAtlantic’s accumulated deficit for 2006 and 2007 was $23.7 million, BankAtlantic is now required to file an application to receive approval of the OTS in order to pay dividends to BankAtlantic Bancorp. While the OTS has approved dividends to date, the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice; there is no assurance that the OTS will approve future capital distributions from BankAtlantic. At March 31, 2008, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to holders of its Common Stock since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $0.005 per share on its Class A and Class B Common Stock. During the three months ended March 31, 2008, the Company received approximately $66,000 in dividends from BankAtlantic Bancorp.
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
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter. If the Company were to convert its investment in Benihana, it would represent 1,578,943 shares of Benihana’s Common Stock, and would represent an approximately 18% voting interest and an approximately 9.4% economic interest in Benihana. At March 31, 2008, the aggregate market value of such shares would have been $17.7 million.
     On March 31, 2008, the membership interests of two of the Company’s indirect subsidiaries for two South Florida shopping centers were transferred to an unaffiliated third party. Previously, BFC had guaranteed certain environmental indemnities and specific obligations that were not related to the financial performance of the assets. BFC’s maximum exposure under the guarantee agreements was estimated to be approximately $21.1 million, the full amount of the indebtedness. In connection with the sale of the membership interests, BFC was released from any and all future liabilities and obligations arising from or relating to the loans and the loan documents except in connection with any liability pursuant to the Transfer Agreements entered into at the time of sale and, except that BFC remains liable certain specific obligations and environmental indemnities related to the period prior to the date of the Transfer Agreements. Because BFC has been relieved of its guarantee related to the loans, BFC believes that any possible remaining obligations are both remote and immaterial. Accordingly, BFC has reduced its guarantee amount presented in the above table for commitments and financial instruments with off-balance sheet risk by $21.1 million. In connection with the assignment and assumption of the membership interests, a wholly-owned subsidiary of Cypress Creek Capital, Inc. (“CCC”) recognized a gain of approximately $1.1 million associated with the sale of its one percent general partner interest in the limited partnership which owned a 15 percent interest in each of the entities that owned the shopping centers. The $1.1 million is included in BFC Activities other income in the Company’s Consolidated Statements of Operations.
     A subsidiary of CCC has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida, and in connection with the purchase of such office building, CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately

BFC Activities (Continued)
36.1% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property. Based on the value of the limited partnership assets securing the indebtedness, CCC does not believe that any payment will be required under the guarantee. CCC also separately guaranteed (on a joint and several basis with the managing general partner) the payment of certain environmental indemnities and limited specific obligations of the partnership that are not related to the financial performance of the property.
     A wholly-owned subsidiary of CCC (“CCC East Tampa”) and an unaffiliated third party formed a limited liability company to purchase two commercial properties in Hillsborough County, Florida. CCC East Tampa has a 10% interest in the limited liability company and is the managing member with an initial contribution of approximately $765,500, and the unaffiliated member has a 90% interest in the limited liability company having contributed approximately $6,889,500. In November of 2006, the limited liability company purchased commercial properties for an aggregate purchase price of $29.8 million, and, in connection with the purchase, BFC and the unaffiliated member each guaranteed the payment up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 21.3% of the current indebtedness secured by the commercial properties. Based on the assets securing the indebtedness, the indemnification from the unaffiliated member and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under guarantee. Although CCC East Tampa is the managing member of the limited liability company, it does not have the ability to make major decisions without the consent of the unaffiliated member. At March 31, 2008, the CCC East Tampa investment of approximately $795,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
     In June 2007, a wholly-owned subsidiary of CCC (“CCC East Kennedy”), entered into an agreement with an unaffiliated third party, pursuant to which Cypress Creek Capital/Tampa, Ltd. (“CCC/Tampa”) was formed. CCC East Kennedy has a 50% general partner ownership interest and the unaffiliated third party has a 50% limited partner interest in CCC/Tampa. The purpose of CCC/Tampa was to acquire a 10% investment in a limited liability company that owns and operates an office building located in Tampa, Florida. CCC/Tampa has a 10% interest in the limited liability company with an initial contribution of $1.2 million and the unaffiliated members have a 90% interest having contributed approximately $10.4 million. The limited liability company purchased the office building in June 2007 for an aggregate purchase price of $48.0 million, and, in connection with the purchase, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. Based on the assets securing the indebtedness, the indemnification from the unaffiliated members and the limit of the specific obligations to non-financial matters, BFC does not believe that any payment will be required under the guarantee. Although CCC East Kennedy is the general partner of CCC/Tampa, which is the managing member of the limited liability company, it does not have control and does not have the ability to make major decisions without the consent of the other partners and members. At March 31, 2008, the CCC East Kennedy investment of approximately $526,000 is included in investments in unconsolidated subsidiaries in the Company’s Consolidated Statements of Financial Condition. The Company accounts for its investment under the equity method of accounting.
     On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid dividends on the 5% Cumulative Convertible Preferred Stock of $187,500 on a quarterly basis. During the three months ended March 31, 2008, the Company paid $187,500 in dividends to the investor group.

Financial Services
Financial Services
     Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2008 and 2007. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans, of a sustained downturn in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our residential land acquisition and development loans (including “Builder land bank loans”) and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the asset workout subsidiary’s ability to successfully manage the process of debt resolution, if at all, or producing results which do not justify their costs; and the successful completion of a sale or joint venture of its interests in the subsidiary in the future, and the risk that no gain will be realized; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities; the value of our assets and on the ability of our borrowers to service their debt obligations; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their costs; the success of our expense discipline initiatives, including the ability to realize expected levels of savings from recent workforce reductions, and the ability to achieve additional cost savings; success of achieving growth and profitability at new stores in the time frames anticipated, if at all; and the impact of periodic testing of goodwill and other intangible assets for impairment and the periodic evaluation of the need for a deferred tax asset valuation allowance. Past performance, actual or estimated new account openings and growth may not be indicative of future results. Additionally, we hold an investment in Stifel equity securities in connection with the Ryan Beck Holdings, Inc. sale subjecting us to the risk of the value of Stifel shares and warrants received varying over time, and the risk that no gain will be realized. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that we will be entitled to receive any additional earn-out payments. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

Financial Services (Continued)
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The seven accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for uncertain tax positions; (vi) accounting for contingencies; and (vii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Consolidated Results of Operations
     (Loss) income from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended March 31,
(in thousands)	2008	2007	Change
BankAtlantic	$(16,981)	639	(17,620)
Parent Company	(7,583)	(2,843)	(4,740)

Net loss	$(24,564)	(2,204)	(22,360)

For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     The substantial decrease in BankAtlantic’s earnings during the 2008 quarter primarily resulted from a $42.9 million provision for loan losses compared to a $7.5 million provision for loan losses during the 2007 period and a decline in net interest income from $52.1 million for the 2007 period to $48.0 million during the current period. The above decline in earnings was partially offset by a 12.8% reduction in non-interest expenses compared to the prior quarter. The significantly higher provision for loan losses reflects $40.6 million in commercial loan charge-offs concentrated in the commercial residential real estate loan categories and an increase in our allowance for home equity loan losses as a result of continued deterioration in the Florida residential real estate market and increased delinquency trends in this portfolio. Another factor contributing to the 2008 first quarter net loss was net interest margin compression. Yields on earnings assets declined faster than rates on deposits and borrowings. This reflected a change in the mix of earning assets from higher yielding commercial loans to lower yielding home equity and residential loans. Also contributing to lower net interest income during the current quarter was a substantial increase in non-performing loans compared to the prior quarter. BankAtlantic’s 2008 first quarter earnings were favorably impacted by lower non-interest expenses compared to the 2007 quarter primarily as a result of lower compensation expense associated with the March 2007 reduction in the workforce, reduced store hours beginning in December 2007 and changes in BankAtlantic’s incentive and performance plans for 2008.
     Parent Company net loss in the 2008 quarter reflects $6.6 million of losses associated with Stifel equity securities compared to $1.5 million of losses for the 2007 quarter. Also, the Parent Company incurred higher net interest expense during the 2008 quarter associated with the issuance of $30.9 million of junior subordinated debentures during the latter half of 2007.

Financial Services (Continued)
BankAtlantic Results of Operations
Net interest income

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2008			March 31, 2007
(In thousands)	Average	Revenue/	Yield/	Average	Revenue/		Yield/
	Balance	Expense	Rate	Balance	Expense		Rate
Total loans	$4,637,747	68,136	5.88	$4,650,519	79,587		6.85
Investments — tax exempt	—	—	—	396,374	5,802	(1)	5.85
Investments — taxable	1,031,714	15,222	5.90	619,614	9,696		6.26

Total interest earning assets	5,669,461	83,358	5.88%	5,666,507	95,085		6.71%

Goodwill and core deposit intangibles	75,718			77,138
Other non-interest earning assets	416,496			426,061

Total Assets	$6,161,675			$6,169,706

Deposits:
Savings	$566,448	2,018	1.43%	$529,435	2,570		1.97%
NOW	926,381	2,683	1.16	771,017	1,512		0.80
Money market	609,062	3,158	2.09	650,383	3,938		2.46
Certificates of deposit	992,078	10,734	4.35	961,716	10,982		4.63

Total interest bearing deposits	3,093,969	18,593	2.42	2,912,551	19,002		2.65

Short-term borrowed funds	168,742	1,325	3.16	203,984	2,633		5.23
Advances from FHLB	1,423,746	14,946	4.22	1,405,279	18,723		5.40
Long-term debt	26,456	489	7.43	29,634	626		8.57

Total interest bearing liabilities	4,712,913	35,353	3.02	4,551,448	40,984		3.65
Demand deposits	854,761			989,546
Non-interest bearing other liabilities	48,823			56,222

Total Liabilities	5,616,497			5,597,216
Stockholder’s equity	545,178			572,490

Total liabilities and stockholder’s equity	$6,161,675			$6,169,706

Net tax equivalent interest income/ net interest spread		48,005	2.86%		54,101		3.06%

Tax equivalent adjustment		—			(2,031)

Net interest income		48,005			52,070

Margin
Interest income/interest earning assets			5.88%				6.71%
Interest expense/interest earning assets			2.51				2.93

Net interest margin (tax equivalent)			3.37%				3.78%

(1)	The tax equivalent basis is computed using a 35% tax rate.

Financial Services (Continued)
For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin and an increase in interest-bearing liabilities.
     The decrease in tax equivalent net interest margin primarily resulted from interest-earning asset yields declining faster than rates on interest-bearing liabilities. BankAtlantic experienced decreases in both interest earning assets and interest bearing liabilities yields and rates. Since December 2006, the Prime interest rate has declined from 8.25% to 5.25%. This decrease has favorably impacted the rates on our short term borrowings, certificate accounts, money market deposits, long-term debt and FHLB advances; however, yields on interest earnings assets were also unfavorably impacted as the majority of our commercial, home equity, and small business loans are indexed to Prime or LIBOR interest rates. Additionally, interest-earning assets were also unfavorably impacted by a change in the mix of loan products and by a significant increase in non-accrual loans during the period compared to the 2007 period. Average balances in our home equity loan portfolio have increased from $548.7 million for the three months ended March 31, 2007 to $668.7 during the same 2008 period due to both fundings on existing lines of credit as well as originations. In response to the deteriorating Florida real estate market, we have slowed the origination of commercial residential real estate loans and have focused our loan growth on small business and commercial loans collateralized by income producing properties. As a consequence, our loan product mix changed from higher yielding commercial residential real estate loans to lower yielding residential, small business and home equity loans.
     Our average interest earning assets during the 2008 quarter were relatively unchanged from the 2007 first quarter levels while our average interest-bearing liabilities increased by $161.5 million. The increase in interest-bearing liabilities primarily resulted from lower non-interest-bearing deposits and higher interest-bearing transaction accounts.
Allowance for Loan Losses (in thousands):

	For Three Months Ended
	March 31,
	2008	2007
Balance, beginning of period	$94,020	43,602

Charge-offs
Residential	(624)	(151)
Commercial	(40,591)	—
Consumer	(4,836)	(538)
Small business	(1,196)	(438)

Total Charge-offs	(47,247)	(1,127)
Recoveries of loans previously charged-off	175	437

Net (charge-offs)	(47,072)	(690)
Transfer of specific reserves to a subsidiary of the Parent Company	(6,440)	—
Provision for loan losses	42,888	7,461

Balance, end of period	$83,396	50,373

     The substantial increase in the provision for loan losses during the three months ended March 31, 2008 was primarily the result of the continuation of unfavorable trends and elevated charge-offs in our commercial real estate and home equity loan portfolios and the rising delinquencies in our residential loan portfolio during the current quarter. During the first quarter of 2008, the Florida real estate market continued to deteriorate, the economy weakened, foreclosures increased and the availability of credit declined. As a consequence of these factors, as well as increased delinquencies, we concluded that a portion of our commercial residential real estate loans were considered uncollectible and we charged-down loans in the following commercial residential real estate loan categories:

	For Three Months Ended
	March 31,
(in thousands)	2008	2007
Builder land bank loans	$18,912	—
Land acquisition and development loans	2,220	—
Land acquisition, development and construction loans	19,459	—

Total commercial residential real estate charge-downs	$40,591	—

Financial Services (Continued)
     The outstanding balances in commercial residential real estate loans as of March 31, 2008 were as follows:

	Number of
(in thousands)	Loans	Amount (1)
Builder land bank loans	7	$79,209
Land acquisition and development loans	27	175,294
Land acquisition, development and construction loans	19	91,158

Total commercial residential loans	53	$345,661

(1)	Excluded from the above table were $86.8 million of commercial residential real estate loans transferred to a subsidiary of the Parent Company on March 31, 2008.
     We believe that if market conditions do not improve in the Florida real estate markets, additional provisions for loan losses may be required in subsequent periods.
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more or restructured loans) were (in thousands):

	March 31,	December 31,
	2008	2007
NONPERFORMING ASSETS (1)
Nonaccrual:
Tax certificates	$2,013	2,094
Loans	55,790	178,591

Total nonaccrual	57,803	180,685

Repossessed assets:
Real estate owned	19,784	17,216

Total nonperforming assets	$77,587	197,901

Allowances
Allowance for loan losses	$83,396	94,020
Allowance for tax certificate losses	3,194	3,289

Total allowances	$86,590	97,309

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$19,648	—
Restructured loans	2,449	2,488

TOTAL POTENTIAL PROBLEM LOANS	$22,097	2,488

(1)	Excluded from the above table at March 31, 2008 were $101.5 million of non-performing loans transferred to a subsidiary of the Parent Company on March 31, 2008.

Financial Services (Continued)
     Non-accrual loan activity is summarized as follows:

		Net
	Balance	Additional		Transfers	Parent	Balance
	December 31,	Non-accrual	Charge-	to	Company	March 31,
(in thousands)	2007	Loans	offs	REO	Transfer	2008
Residential	$8,678	8,500	(624)	(1,413)	—	15,141
Commercial	165,818	13,548	(40,591)	(1,900)	(101,493)	35,382
Small business	877	1,212	(1,196)	—	—	893
Consumer	3,218	5,992	(4,836)	—	—	4,374

Total non-accrual loans	$178,591	29,252	(47,247)	(3,313)	(101,493)	55,790

     Non-accrual loans declined by $122.8 million from December 31, 2007. The majority of the decline in non-accrual loans was due to the transfer of $101.5 million of non-accrual commercial loans to a wholly-owned subsidiary of the Parent Company. During the three months ended March 31, 2008, BankAtlantic transferred nine commercial residential real estate loans to non-accrual amounting to $48.1 million. Also during the 2008 quarter, two commercial residential real estate loans with outstanding balances of $46.6 million were charged-down by $16.5 million. One of these loans was sold to a real estate developer and the borrower of the other loan repaid the remaining outstanding loan balance from proceeds obtained from the sale of the collateral.
     The increase in residential non-accrual loans since December 2007 reflects a general deterioration in the national economy and unfavorable trends in the real estate market as home prices throughout the country have continued to decline with longer than historical time-frames necessary to sell homes. The weighted average FICO score of our residential loan borrowers was 743 at the time of origination and the weighted average loan-to-value of these residential loans at the time of origination was 68.0%. The weighted average loan-to-value of non-accrual residential loans at March 31, 2008 was 80.3%. We believe that if residential market conditions do not improve, we may experience higher residential loan delinquencies, non-accruals and charge-offs in future periods.
     Consumer loan charge-offs and delinquencies continued to increase during the three months ended March 31, 2008. During the quarter, we modified our consumer loan underwriting requirements. We also froze certain borrowers’ home equity loan commitments where the borrowers’ current credit scores were significantly lower than the borrowers’ credit scores at the date of loan origination or the current collateral values were substantially lower than the collateral values at loan origination. If home prices in Florida continue to fall or current economic conditions continue to deteriorate, we expect that we will continue to experience higher credit losses from our consumer loan portfolio.
     The increase in real estate owned primarily resulted from the foreclosure of a $1.9 million commercial residential real estate loan. The loan was included in non-accrual loans at December 31, 2007.
     The decline in the allowance for loan losses reflects the charge-off of $15.9 million of specific allowance for loan losses and the transfer of $6.4 million of specific allowance for loan losses to a subsidiary of the Parent Company in connection with the transfer of non-performing loans.
     As of March 31, 2008, three loans were contractually past due 90 days or more and still accruing interest. Two of the loans totaling $5.2 million are believed to be well collateralized and in the process of collection. The remaining $14.5 million loan is a commercial residential real estate loan that was renewed in April 2008 but was past due as to maturity at March 31, 2008.

Financial Services (Continued)
BankAtlantic’s Non-Interest Income

	For the Three Months
	Ended March 31,
(in thousands)	2008	2007	Change
Service charges on deposits	$24,014	24,595	(581)
Other service charges and fees	7,433	7,033	400
Securities activities, net	341	621	(280)
Income from unconsolidated subsidiaries	1,113	365	748
Other	2,652	2,433	219

Non-interest income	$35,553	35,047	506

     The lower revenues from service charges on deposits during 2008 compared to 2007 primarily resulted from lower overdraft fee income. This decline in overdraft fee income primarily resulted from a more stringent criteria for allowing customer overdrafts implemented in February 2008 in response to accelerating check losses and lower net collections of overdraft fees.
     The higher other service charges and fees during the three months ended March 31, 2008 compared to the same 2007 period was primarily due to a 20% increase in interchange income. The higher income was primarily due to the increase in the number of ATM and check cards outstanding associated with a larger base of deposit customers.
     Securities activities, net during the three months ended March 31, 2008 reflect gains from the writing of covered call options on agency securities. Securities activities, net during the three months ended March 31, 2007 includes a $481,000 gain from the sale of equity securities obtained from an initial public offering of BankAtlantic’s health insurance carrier. The remaining 2007 gains in securities activities, net represent sales of agency securities available for sale.
     Income from unconsolidated subsidiaries for 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008. BankAtlantic has liquidated all of its investments in income producing real estate joint ventures.
     The increase in other income during the three months ended March 31, 2008 reflects $0.4 million of higher brokerage commissions from the sale of investment products to our deposit customers. BankAtlantic has hired additional financial consultants in order to offer its customers alternative investments in the current declining interest rate environment.

Financial Services (Continued)
BankAtlantic’s Non-Interest Expense

	For the Three Months
	Ended March 31,
(in thousands)	2008	2007	Change
Employee compensation and benefits	$34,243	40,664	(6,421)
Occupancy and equipment	16,383	15,942	441
Advertising and business promotion	4,861	5,788	(927)
Check losses	2,718	1,857	861
Professional fees	2,260	1,620	640
Supplies and postage	1,003	1,850	(847)
Telecommunication	1,496	1,379	117
Restructuring charges and exit activities	(115)	2,553	(2,668)
Other	5,777	7,117	(1,340)

Total non-interest expense	$68,626	78,770	(10,144)

     The substantial decline in employee compensation and benefits resulted primarily from the March 2007 work force reductions and a decline in personnel related to the implementation in December 2007 of reduced store lobby and customer service hours. Additionally, BankAtlantic changed its incentive and performance plans for 2008 resulting in a $3.4 million reduction in bonus compensation expenses compared to the 2007 quarter. As a consequence of expense reduction initiatives, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 2,164 at March 31, 2008, or 17%, while the store network expanded from 88 stores at December 31, 2006 to 105 stores at March 31, 2008.
     The increase in occupancy and equipment primarily resulted from the expansion of the store network partially offset by lower data processing and guard service expenses. BankAtlantic’s rental expense, depreciation, real estate taxes, maintenance and utilities expense increased from $12.5 million during the three months ended March 31, 2007 to $14.0 million during the same 2008 period. These higher occupancy expenses were partially offset by $0.7 million lower guard service costs associated with reduced store hours and the renewal of the vendor contract on more beneficial terms. Additionally, data processing fees declined by $0.3 million primarily resulting from the renewal of an outsourced on-line banking contract on more advantageous terms.
     The reduction in advertising expense was based on management’s decision to reduce television and newspaper advertising from 2007 levels and to concentrate promotional activities on other forms of advertising. During the three months ended March 31, 2008, BankAtlantic opened over 62,000 new deposits accounts compared to 79,000 during the same 2007 period, partially as a result of the reduction in advertising expenditures.
     The higher check losses for the 2008 quarter were primarily related to both the increased number of deposit accounts and a weaker economic environment during the 2008 quarter compared to the 2007 quarter. In February 2008, we implemented more stringent overdraft policies with a view towards reducing check loss percentages.
     The increase in professional fees during the 2008 quarter reflects higher legal fees associated with loan modifications, commercial loan work-outs and litigation. We also incurred increased consulting fees in connection with the review of our commercial loan portfolio.
     The reduction in supplies and postage reflects overall expense reduction initiatives and efforts to have our deposit customers accept electronic bank statements.
     The restructuring charge for the 2007 quarter reflects one-time termination benefits incurred as a result of the workforce reduction discussed above. The restructuring charge recovery for the 2008 quarter resulted from an adjustment of our operating lease termination liabilities established during the fourth quarter of 2007 associated with the delay in BankAtlantic’s store expansion initiatives.

Financial Services (Continued)
     The decrease in other non-interest expense for the 2008 quarter related to a decline in home equity loan volume and deposit account openings as well as lower operating expenses associated with a real estate development and a decline in our provision for tax certificate losses. BankAtlantic modified its home equity loan underwriting requirements which resulted in a decline in home equity loan applications and $0.2 million lower loan origination costs. The cost of check orders for new deposit accounts declined by $0.3 million. Operating expenses for the 2008 quarter at a real estate development declined by $0.3 million and the provision for tax certificate losses decreased by $0.2 million primarily associated with lower tax certificate balances and recoveries during the 2008 quarter of previously charged off certificates.
     Management is continuing to explore opportunities to reduce operating expenses and improve future operating efficiencies. In this regard, BankAtlantic reduced its workforce in April 2008 by approximately 124 associates, or 6%. We currently estimate that the annualized expense savings from the reduction will be approximately $6.0 million with the realization of these savings to begin during the second quarter of 2008.
Parent Company Results of Operations

	For the Three Months
(in thousands)	Ended March 31,
	2008	2007	Change
Net interest expense	$(5,374)	(4,924)	(450)

Non-interest (expense) income	(4,646)	1,894	(6,540)
Non-interest expense	1,675	912	763

Loss before income taxes	(11,695)	(3,942)	(7,753)
Income tax benefit	(4,112)	(1,099)	(3,013)

Parent company loss	$(7,583)	(2,843)	(4,740)

     Net interest expense increased during the first quarter of 2008, compared to the same 2007 period, as a result of higher average balances on junior subordinated debentures during 2008 compared to 2007 offset in part by lower average interest rates in 2008. The Company’s junior subordinated debentures average balances were $294.2 million during the three months ended March 31, 2008 compared to $263.3 million during the same 2007 period. The higher average balances reflect the issuance of $30.9 million of debentures during the latter half of 2007. Average rates on junior subordinated debentures decreased from 8.03% during the three months ended March 31, 2007 to 7.92% during the same 2008 period as a result of lower LIBOR interest rates during the current quarter compared to the 2007 quarter.
     The decrease in non-interest income was a result of securities activities. During the three months ended March 31, 2008, the Company realized a $4.7 million loss on the sale of 2,135,000 shares of Stifel common stock and recognized a $1.9 million unrealized loss from Stifel warrants at March 31, 2008. The above losses were partially offset by $1.3 million of gains from the sale of private investment securities and a $0.1 million gain associated with the liquidation of equity investments in managed funds. The net proceeds from these securities sales of $141.1 million were primarily utilized to fund the $101.5 million transfer of non-performing loans from BankAtlantic to a subsidiary of the Parent Company and to contribute $20 million of capital to BankAtlantic.
     Non-interest income during the three months ended March 31, 2007 included $2.4 million of gains on securities activities from managed fund investments and $781,000 of earnings from unconsolidated subsidiaries. These securities gains were partially offset by $1.5 million of unrealized losses associated with the change in value of Stifel warrants.
     The increase in non-interest expense for the three months ended March 31, 2008 compared to the same 2007 period was primarily the result of increased legal fees associated with a securities class-action lawsuit filed against the Company.

Financial Services (Continued)
     To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed a new asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for $94.8 million in cash. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. A subsidiary of the Parent Company has entered into a servicing arrangement with BankAtlantic with respect to these loans; however, consideration is also being given to a possible joint venture or sale of its interests in the subsidiary in the future. There is no assurance that any such transactions will occur.
     The composition of non-performing loans transferred from BankAtlantic was as follows:

March 31,
(in thousands)	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and construction	34,915
Total commercial real estate	86,763

Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	6,440

Non-accrual loans, net	$95,054

BankAtlantic Bancorp, Inc. Consolidated Financial Condition
     Total assets at March 31, 2008 and December 31, 2007 were $6.4 billion. The changes in components of total assets from December 31, 2007 to March 31, 2008 are summarized below:
•	Increase in cash and cash equivalents primarily due to $146 million and $30 million of higher federal funds sold and cash letter balances associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of Stifel common stock and the liquidation of managed fund equity investments held by the Parent Company;

•	Decrease in investment securities at cost resulting from the sale of Stifel common stock and certain private equity investments;

•	Decrease in tax certificate balances primarily due to redemptions of non-Florida tax certificates;

•	Higher investment in FHLB stock related to increases in FHLB advance borrowings;

•	Decrease in loan receivable balances associated with lower purchased residential loan balances, significant charge-offs of commercial loans and reductions in commercial loan originations partially offset by higher home equity loan balances;

•	Increase in assets held for sale and decrease in office properties and equipment due to the transfer of Orlando stores’ long-lived assets to held for sale associated with the pending branch sales purchase contract with an unrelated financial institution expected to close during the 2008 second quarter;

•	Increase in deferred tax assets primarily resulting from the operating losses during the three months ended March 31, 2008; and

•	Increase in other assets reflecting $30 million of sales of agency and equity securities pending settlement.
     The Company’s total liabilities at March 31, 2008 were $6.0 billion compared to $5.9 billion at December 31, 2007. The changes in components of total liabilities from December 31, 2007 to March 31, 2008 are summarized below:
•	Higher non-interest-bearing deposit balances primarily due to customer income tax refunds and higher average customer balances in checking accounts;

Financial Services (Continued)
•	Lower interest-bearing deposit balances primarily associated with the migration to checking accounts;

•	Increase in FHLB advances due to lower short term borrowings as rates on advances were lower than alternative borrowings; and

•	Decrease in other liabilities primarily resulting from $18.9 million of securities purchased in December 2007 pending settlement in January 2008.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     During the three months ended March 31, 2008, the Company sold 2,135,000 shares of Stifel common stock, liquidated its managed fund equity securities and sold private investment securities for aggregate net proceeds of $141 million. The Parent Company transferred $94.8 million of the cash proceeds from the sale of its securities to BankAtlantic in exchange for the transfer by BankAtlantic of non-performing commercial loans to a wholly-owned subsidiary of the Parent Company as discussed above. The Company may consider, among other alternatives, selling interests in the subsidiary to investors in the future. The Parent Company also contributed $20 million to BankAtlantic in order to strengthen BankAtlantic’s capital ratios. At March 31, 2008, BankAtlantic’s capital ratios exceeded regulatory “well capitalized” requirements.
     In April 2008, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $100 million of Class A Common Stock, Preferred Stock, subscription rights or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in prospectus supplements when offered.
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends to shareholders, purchase non-performing assets from BankAtlantic, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $22.3 million. The Company’s estimated current annual dividends to common shareholders are approximately $1.1 million. In March 2008, the Company received $5.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, and the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic’s accumulated deficit for 2006 and 2007 was $23.7 million, BankAtlantic is now required to file an application to receive approval of the OTS in order to pay dividends to the Company. While the OTS has approved dividends to date, the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice; there is no assurance that the OTS will approve future capital distributions from BankAtlantic.

Financial Services (Continued)
     The Company has the following investments that provide a source for potential liquidity based on values at March 31, 2008; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon a liquidation of these investments (see Note 2 to the “Notes to Consolidated Financial Statements — Unaudited” for a discussion on fair value measurements).

	As of March 31, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Stifel common stock	$11,970	558	—	12,528
Stifel warrants	8,805	—	—	8,805
Equity securities	5,014	—	667	4,347
Private Investment securities	3,184	—	657	2,527

Total	$28,973	558	1,324	28,207

     As of March 31, 2008, the Company’s investments include 279,031 shares of Stifel common stock and warrants to acquire approximately 481,724 shares of Stifel common stock at $36.00 per share.
     The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary.
     The sale of Ryan Beck to Stifel closed on February 28, 2007 and the sales agreement provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the closing up to a maximum of $40 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25 million during each of the two twelve-month periods immediately following the closing. The Company received $1.7 million in earn-out payments paid in 36,677 shares of Stifel common stock for the first year of the investment banking contingent earn-out. The remaining potential contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. There is no assurance that we will receive any subsequent earn-out payments.
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
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.5 billion as of March 31, 2008. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $434.7 million at March 31, 2008. BankAtlantic has established lines of credit for up to $280.9 million with other banks to purchase federal funds of which no balances were outstanding as of March 31, 2008. BankAtlantic has also established a $7.4 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at March 31, 2008, $46.5 million of short term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At March 31, 2008, BankAtlantic had $15 million of brokered deposits.

Financial Services (Continued)
     BankAtlantic’s commitments to originate and purchase loans at March 31, 2008 were $176.7 million and $14 million, respectively, compared to $343 million and $55 million, respectively, at March 31, 2007. At March 31, 2008, total loan commitments represented approximately 4.35% of net loans receivable.
     At March 31, 2008, BankAtlantic had investments and mortgage-backed securities of approximately $66.0 million pledged against securities sold under agreements to repurchase, $164.1 million pledged against public deposits and $55.2 million pledged against treasury tax and loan accounts.
     At March 31, 2008, BankAtlantic met all applicable liquidity and regulatory (“well capitalized”) capital requirements.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At March 31, 2008:
Total risk-based capital	$492,705	11.83%	8.00%	10.00%
Tier 1 risk-based capital	418,233	10.04	4.00	6.00
Tangible capital	418,233	6.87	1.50	1.50
Core capital	418,233	6.87	4.00	5.00

At December 31, 2007:
Total risk-based capital	495,668	11.63	8.00	10.00
Tier 1 risk-based capital	420,063	9.85	4.00	6.00
Tangible capital	420,063	6.94	1.50	1.50
Core capital	420,063	6.94	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007.
Off Balance Sheet Arrangements — Contractual Obligations as of March 31, 2008 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$964,976	866,036	66,315	32,540	85
Long-term debt	320,662	—	—	22,000	298,662
Advances from FHLB (1)	1,477,040	955,040	522,000	—	—
Operating lease obligations held for sublease	43,974	864	5,181	3,497	34,432
Operating lease obligations held for use	88,181	8,003	23,226	9,532	47,420
Pension obligation	15,041	983	2,588	2,873	8,597
Other obligations	22,919	4,419	7,300	6,400	4,800

Total contractual cash obligations	$2,932,793	1,835,345	626,610	76,842	393,996

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Real Estate Development
Real Estate Development
     The Real Estate Development activities of BFC are comprised of the operations of Levitt Corporation. Levitt in 2008 presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Levitt. Levitt is a separate public company and its management prepared the following discussion regarding Levitt which was included in Levitt’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Real Estate Development” are references to Levitt and its subsidiaries, and are not references to BFC Financial Corporation.
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Levitt Corporation (“Levitt Corporation,” “we,” “us,” “our” or the “Company”) and its wholly-owned subsidiaries as of and for the three months ended March 31, 2008 and 2007. We currently engage in business activities through Core Communities, LLC (“Core Communities” or “Core”), and through our Other Operations segment, which includes the operations at Levitt Corporation (“Parent Company”), Levitt Commercial, LLC (“Levitt Commercial”), an investment in Bluegreen Corporation (“Bluegreen” NYSE:BXG), an investment in Office Depot, Inc. (“Office Depot”), a homebuilding development in South Carolina, Carolina Oak Homes, LLC (“Carolina Oak”) and other investments in real estate projects through subsidiaries and joint ventures. During the quarter ended March 31, 2007, we also engaged in homebuilding activities through our wholly-owned subsidiary, Levitt and Sons, LLC (“Levitt and Sons”). As described throughout this report and in our Annual Report on Form 10-K for the year ended December 31, 2007, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) on November 9, 2007. In connection with this bankruptcy filing, the operations of Levitt and Sons were deconsolidated from our results of operations as of November 9, 2007.
     Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition Hilton Head, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses approximately 8,200 total acres, including approximately five miles of frontage on Interstate 95, and Tradition Hilton Head encompasses approximately 5,400 acres. We are also engaged in limited homebuilding activities in Tradition Hilton Head through our wholly-owned subsidiary, Carolina Oak.
     Bluegreen, a New York Stock Exchange-listed company in which we own approximately 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Levitt Commercial specialized in the development of industrial properties and ceased development activity in 2007.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which we operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of our real estate inventory; the risk that the value of the property held by Core Communities may

Real Estate Development (Continued)
decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries; the impact of market conditions for commercial property and whether the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property; the risk that the development of parcels and master-planned communities will not be completed as anticipated; continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges; the effects of increases in interest rates and availability of credit to buyers of our inventory; accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements; the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all; the Company’s ability to access additional capital on acceptable terms, if at all; the risk that we may be required to adjust the carrying value of our investment in Bluegreen and incur an impairment charge during the second quarter of 2008 or other future period if the trading price of Bluegreen’s common stock does not increase from current levels; the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ reorganization and/or liquidation process on Levitt Corporation and its results of operation and financial condition; equity risks associated with a decline in the trading prices of its equity securities; the risk that creditors of Levitt and Sons may be successful in asserting claims against Levitt Corporation and the risk that any of Levitt Corporation’s assets may become subject to or included in Levitt and Sons’ bankruptcy case; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     Entering 2008, we continue to focus on managing our real estate holdings during this challenging period for the real estate industry and on efforts to bring costs in line with our strategic objectives. We intend to pursue opportunistic acquisitions and investments in diverse industries, using a combination of our cash and third party equity and debt financing. We have taken steps to align our staffing levels with these activities and our business strategy may result in acquisitions and investments within or outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses or majority interests or minority, non-controlling interest in companies.
     Our operations have historically been concentrated in the real estate industry which is cyclical in nature, and our largest remaining subsidiary is Core Communities, which sells land to residential builders as well as to commercial developers, and internally develops commercial real estate and enters into lease arrangements with tenants. In addition, our Other Operations consist of an investment in Bluegreen, a NYSE-listed company in which we own approximately 31% of its outstanding common stock, and an investment in Office Depot, a NYSE-listed company in which we own approximately 1% of its outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Other Operations also includes limited homebuilding activities in Tradition Hilton Head through our subsidiary, Carolina Oak, which is developing a community known as Magnolia Walk. The results of operations and financial condition of Carolina Oak as of and for the three month period ended March 31, 2008 are included in the Other Operations segment.

Real Estate Development (Continued)
Financial and Non-Financial Metrics
     We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), income before taxes, net income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. In evaluating our future prospects, management considers non-financial information such as acres in backlog (which we measure as land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and development trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Other Operations Overview
     At March 31, 2008, the Company, together with Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership wholly-owned by the Company, owned 3,000,200 shares of Office Depot common stock, which represents approximately one percent of Office Depot’s outstanding stock. These Office Depot shares were acquired during the 2008 first quarter at a cost of approximately $34.0 million. In connection with the acquisition of this ownership interest, the Company nominated but subsequently withdrew two nominees to stand for election to Office Depot’s Board of Directors.
     In 2007, Levitt Corporation acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC), for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is secured by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset of Carolina Oak is a 150 acre parcel of partially developed land currently under development and located in Tradition Hilton Head. As of March 31, 2008, Carolina Oak had 14 units under construction with 5 units in backlog.
     Carolina Oak has an additional 91 lots that are currently available for home construction. We may decide to continue to build the remainder of the community which is planned to consist of approximately 403 additional units if the sales of the existing units are successful.
Land Division Overview
     Our Land Division entered 2008 with two active projects, Tradition, Florida and Tradition Hilton Head. We continue our development and sales activities in both of these projects. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,900 net saleable acres remaining in inventory with 260 acres subject to firm sales contracts with various purchasers as of March 31, 2008. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 163 acres have been sold to date leaving approximately 2,800 net saleable acres remaining.
     While the slowdown in the homebuilding sector still shows no sign of recovery, the Land Division expects to continue developing and selling land in its master-planned communities in South Carolina and Florida. In addition to the marketing of parcels to homebuilders, the Land Division plans to continue to expand its commercial operations through sales to developers and the internal development of certain projects for leasing to third parties. The Land Division is currently pursuing the sale of two of its commercial leasing projects. While the commercial real estate market has not to date been as negatively impacted as the residential real estate market,

Real Estate Development (Continued)
interest in commercial property is weakening, and financing is not as readily available in the current market, which may adversely impact both our ability to complete sales and the profitability of any sales. Core continues to actively market these two commercial projects which are available for immediate sale in their present condition. Further, management believes these projects will be sold by June 2009. There is no assurance that these sales will be completed in the timeframe expected by management or at all.
     In addition, the overall slowdown in the homebuilding market had a negative effect on demand for residential land in our Land Division which was partially mitigated by increased commercial leasing revenue. Traffic at the Tradition, Florida information center slowed from prior years in connection with the overall slowdown in the Florida homebuilding market, but has improved from the prior quarter ended December 31, 2007. As a result of our continued Hilton Head expansion, as well as our continued expansion into the commercial leasing business, we incurred higher general and administrative expenses in the Land Division in the first quarter of 2008.
Critical Accounting Policies and Estimates
     Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) real estate inventories; (b) investments in unconsolidated subsidiaries — equity method; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.
Investments in Unconsolidated Subsidiaries — Cost Method
     The Company’s management determines the appropriate classifications of investments in equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. The Company follows either the equity or cost method of accounting to record its interests in entities in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary. Typically, the cost method should be used if the investor owns less than 20% of the investee’s stock and the equity method should be used if the investor owns more than 20%. However, the Financial Accounting Standards Board (“FASB”) concludes that the percentage ownership of stock is not the sole determinant in applying the equity or the cost method, but the significant factor is whether the investor has the ability to significantly influence the operating and financial policies of the investee. The Company uses the cost method for investments where the Company owns less than a 20% interest and does not have the ability to significantly influence the operating and financial policies of the investee in accordance with relative accounting guidance.
     Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. Trading investments are carried at fair value and include securities acquired with the intent to sell in the near term. All other securities are classified as available-for-sale and are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), but do not impact our results of operations. Levitt’s investments in common shares of Office Depot are classified as available-for-sale as of March 31, 2008.
     Investment gains and losses in earnings associated with investments classified as available for sale arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired. If in management’s judgment a decline in the value of an investment below cost is other than temporary, the cost of the investment is written down to fair value with a corresponding charge to earnings. Factors considered in judging whether an impairment is other then temporary include: the financial condition and business prospects of the issuer, the length of time that fair value has been less than cost, the relative amount of the decline in the value of the investment and the Company’s ability and intent to hold the investment until the fair value recovers.

Real Estate Development (Continued)
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2008	2007	Change
(In thousands)
Revenues:
Sales of real estate	$154	141,298	(141,144)
Other revenues	746	1,912	(1,166)

Total revenues	900	143,210	(142,310)

Costs and expenses:
Cost of sales of real estate	28	112,908	(112,880)
Selling, general and administrative expenses	12,075	32,314	(20,239)
Interest expense	2,719	—	2,719
Other expenses	—	482	(482)

Total costs and expenses	14,822	145,704	(130,882)

Earnings from Bluegreen Corporation	526	1,744	(1,218)
Interest and other income	1,599	2,340	(741)

(Loss) income from continuing operations before income taxes	(11,797)	1,590	(13,387)
Provision for income taxes	—	(611)	611

(Loss) income from continuing operations	(11,797)	979	(12,776)
Discontinued operations:
Income (loss) from discontinued operations	1,366	(3)	1,369

Net (loss) income	$(10,431)	976	(11,407)

For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     We incurred a consolidated net loss of $10.4 million for the three months ended March 31, 2008, as compared to consolidated net income of $976,000 for the same period in 2007. The decrease in net income was mainly the result of the deconsolidation of Levitt and Sons at November 9, 2007. Levitt and Sons generated approximately $5.0 million in net income during the three months ended March 31, 2007. Additionally, Bluegreen experienced lower net earnings in the three months ended March 31, 2008 in comparison to the same period in 2007, and revenues from sales of real estate in the Other Operations segment decreased as Levitt Commercial did not deliver any warehouse units in the three months ended March 31, 2008 while delivering 17 of these units in the same 2007 period. We have no current plan for future sales by Levitt Commercial. Lastly, selling, general and administrative expenses increased in the Land Division as noted below.
     Our revenues from sales of real estate decreased to $154,000 for the quarter ended March 31, 2008 from $141.3 million for the same 2007 period. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Levitt and Sons generated revenues from sales of real estate for the three months ended March 31, 2007 of $134.2 million. Revenues from sales of real estate for the three months ended March 31, 2007 also included $6.6 million of revenues relating to Levitt Commercial’s delivery of its remaining inventory, which was comprised of 17 warehouse units. There were no comparable sales in the same period in 2008.
     Other revenues decreased to $746,000 for the three months ended March 31, 2008 from $1.9 million for the same period in 2007. This was due to decreased marketing income associated with Tradition, Florida. In addition, title and mortgage operations revenues associated with our Homebuilding Division were not included in the consolidated results for three months ended March 31, 2008 as compared to $722,000 in the same period in 2007.

Real Estate Development (Continued)
     Cost of sales decreased $112.9 million during the three months ended March 31, 2008, as compared to the same 2007 period as we did not deliver any homes or warehouse units, and sold only one lot, during the three months ended March 31, 2008. Levitt Commercial delivered 17 warehouse units and Levitt and Sons delivered 362 homes for the three months ended March 31, 2007.
     Selling, general and administrative expenses decreased $20.2 million to $12.1 million during the three months ended March 31, 2008 compared to $32.3 million during the same period in 2007 primarily as a result of the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons for the three months ended March 31, 2007 were $20.3 million. Consolidated selling, general and administrative expenses excluding those attributable to Levitt and Sons remained relatively unchanged for the three months ended March 31, 2008 compared to the same 2007 period. The Company experienced decreased employee compensation, benefits and incentives expense in the Other Operations segment and decreased selling costs because no warehouse units were delivered during the period. These decreases were offset by increases in the Land Division expenses associated with our support of the community and commercial associations. Additionally, the Parent Company incurred professional services associated with the nomination of two individuals to Office Depot’s board of directors. There were also increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs and increased severance related expenses related to the reductions in force associated with the bankruptcy filing of Levitt and Sons.
     Interest incurred totaled $5.0 million for the three months ended March 31, 2008 and $12.3 million for the same period in 2007. While all interest was capitalized during the 2007 period, only $2.3 million was capitalized in the three months ended March 31, 2008 due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2007 included previously capitalized interest of approximately $4.4 million, while no significant capitalized interest was charged to cost of sales of real estate in the same period in 2008.
     Other expenses for the three months ended March 31, 2007 were $482,000 and consisted solely of mortgage operations expenses associated with Levitt and Sons. These expenses were not incurred in the three months ended March 31, 2008 due to the deconsolidation of Levitt and Sons at November 9, 2007.
     Bluegreen reported net income for the three months ended March 31, 2008 of $1.4 million, as compared to $5.3 million for the same period in 2007. Our interest in Bluegreen’s earnings was $526,000 for the first quarter of 2008 compared to $1.7 million for the first quarter of 2007. The 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen at each of March 31, 2008 and 2007.
     Interest and other income decreased to $1.6 million during the three months ended March 31, 2008 from $2.3 million during the same period in 2007. This change was primarily related to a decrease in forfeited deposits of $1.4 million due to the deconsolidation of Levitt and Sons at November 9, 2007. This decrease was partially offset by an increase in interest income based on higher cash balances at the Parent Company in the three months ended March 31, 2008 reflecting the proceeds from the October 2007 rights offering.
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the three months ended March 31, 2007 was 38.4%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in 2007 and expected taxable losses in the foreseeable future, we do not believe at this time that we will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     The income from discontinued operations, which relates to two commercial leasing projects at Core Communities, was $1.4 million in the three months ended March 31, 2008 compared to a loss of $3,000 in the same period in 2007. The increase is due to increased commercial lease activity generating higher rental revenues.

Real Estate Development (Continued)
LAND DIVISION RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2008	2007	Change
(Dollars in thousands)
Revenues:
Sales of real estate	$154	777	(623)
Other revenues	487	917	(430)

Total revenues	641	1,694	(1,053)

Costs and expenses:
Cost of sales of real estate	28	72	(44)
Selling, general and administrative expenses	4,979	3,773	1,206
Interest expense	688	215	473

Total costs and expenses	5,695	4,060	1,635

Interest and other income	899	945	(46)

Loss from continuing operations before income taxes	(4,155)	(1,421)	(2,734)
Benefit for income taxes	—	566	(566)

Loss from continuing operations	(4,155)	(855)	(3,300)
Discontinued operations:
Income (loss) from discontinued operations	1,366	(3)	1,369

Net loss	$(2,789)	(858)	(1,931)

Acres sold	—	—	—
Margin percentage (a)	81.8%	90.7%	(8.9)%
Unsold saleable acres	6,679	6,871	(192)
Acres subject to sales contracts — Third parties	260	74	186
Aggregate sales price of acres subject to sales contracts to third parties	$78,488	21,124	57,364

(a)	Sales of real estate and margin percentage include revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods. One lot was sold in the three months ended March 31, 2008 compared to no lot sales in the same period in 2007.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between 40.0% and 60.0% on Land Division sales, margins on land sales are likely to be below that level given the downturn in the real estate markets and the significant decrease in demand. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and property tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If the real estate markets deteriorate further, there is no assurance that we will be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.

Real Estate Development (Continued)
     The value of acres subject to third party sales contracts increased from $21.1 million at March 31, 2007 to $78.5 million at March 31, 2008. This backlog consists of executed contracts and provides an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, contracts in the backlog are subject to cancellation.
For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     Revenues from sales of real estate decreased to $154,000 during the three months ended March 31, 2008, compared to $777,000 during the same period in 2007. Revenues from sales of real estate for the three months ended March 31, 2007 were comprised of “look back” provisions of $415,000 and recognition of deferred revenue totaling $362,000. Revenues from sales of real estate for the three months ended March 31, 2008 included “look back” provisions of $71,000. “Look back” revenue relates to incremental revenue received from homebuilders that purchased land based on the final resale price to the homebuilder’s customer. In addition, in the three months ended March 31, 2008, we recognized $73,000 in revenue, net of deferred revenue on one lot sale compared to no lot sales in the same period in 2007. Inter-segment revenue of $222,000 was eliminated in consolidation during the three months ended March 31, 2007, as compared to no inter-segment revenue in the same 2008 period.
     Other revenues decreased to $487,000 for the three months ended March 31, 2008, as compared to $917,000 during the same quarter in 2007. This was due primarily to decreased marketing income associated with Tradition, Florida.
     Cost of sales decreased to $28,000 during the three months ended March 31, 2008, as compared to $72,000 for the same 2007 period. Cost of sales for the three months ended March 31, 2008 represents the costs associated with the sale of one lot in Tradition Hilton Head.
     Selling, general and administrative expenses increased to $5.0 million during the three months ended March 31, 2008 from $3.8 million for the same period in 2007 primarily due to higher other administrative expenses associated with increased marketing and development activities in South Carolina. Additionally, there were increased expenses associated with our support of the property owner associations.
     Interest incurred for the three months ended March 31, 2008 and 2007 was $2.4 million and $2.1 million, respectively. Interest capitalized totaled $1.7 million for the three months ended March 31, 2008 as compared to $1.9 million during the same 2007 period. This difference in the interest incurred and capitalized in the three months ended March 31, 2007 of approximately $215,000 was attributable to funds borrowed by Core Communities but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Intercompany interest for the three months ended March 31, 2008 was approximately $642,000. For the three months ended March 31, 2008, a portion of interest incurred was not capitalized due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable. Cost of sales of real estate for the three months ended March 31, 2008 and March 31, 2007 did not include previously capitalized interest.
     The decrease in interest and other income from $945,000 for the three months ended March 31, 2007 to $899,000 for the same period in 2008 is primarily related to decreased interest income due to lower average interest rates.
     The income from discontinued operations, which relates to two commercial leasing projects at Tradition, Florida which were held for sale as of March 31, 2008, was $1.4 million in the three months ended March 31, 2008 compared to a loss of $3,000 in the same period of 2007. The increase is due to increased commercial lease activity generating higher rental revenues.

Real Estate Development (Continued)
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2008	2007	Change
(In thousands)
Revenues:
Sales of real estate	$—	6,574	(6,574)
Other revenues	259	293	(34)

Total revenues	259	6,867	(6,608)

Costs and expenses:
Cost of sales of real estate	—	5,501	(5,501)
Selling, general and administrative expenses	7,096	8,236	(1,140)
Interest expense	2,673	—	2,673

Total costs and expenses	9,769	13,737	(3,968)

Earnings from Bluegreen Corporation	526	1,744	(1,218)
Interest and other income	1,342	245	1,097

Loss before income taxes	(7,642)	(4,881)	(2,761)
Benefit for income taxes	—	1,864	(1,864)

Net loss	$(7,642)	(3,017)	(4,625)

For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     During the three months ended March 31, 2007, Levitt Commercial delivered 17 warehouse units generating revenues of $6.6 million. Those 17 units comprised all of Levitt Commercial’s remaining inventory and, accordingly, Levitt Commercial did not deliver any units during the three months ended March 31, 2008. We have no current plan for future sales by Levitt Commercial. At March 31, 2008, Carolina Oak had a backlog of 5 units with a value of $1.6 million compared to no units in backlog at March 31, 2007.
     Cost of sales of real estate for the three months ended March 31, 2007 of $5.5 million included both the cost of sales of the 17 warehouse units delivered as well as the expensing of interest previously capitalized in this business segment. There was no cost of sales in the three months ended March 31, 2008 as no units were delivered and we did not expense interest previously capitalized. Historically, the expensing of previously capitalized interest at the Parent Company level has been recorded based on the expensing of previously capitalized interest by our subsidiaries. Our subsidiaries did not expense any previously capitalized interest for the three months ended March 31, 2008.
     Bluegreen reported net income for the three months ended March 31, 2008 of $1.4 million, as compared to $5.3 million for the same period in 2007. Our interest in Bluegreen’s income was $526,000 for the 2008 period compared to $1.7 million for the 2007 period. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares as of March 31, 2008. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, the trading price of Bluegreen’s common stock is significantly lower than the per share book value of our investment. However, we will continue to monitor the investment over the next quarter such that if the trading value of the investment does not improve and continues to be below the investment’s book value, an impairment loss would be necessary.
     Selling, general and administrative expenses decreased to $7.1 million during the three months ended March 31, 2008 as compared to $8.2 million during the three months ended March 31, 2007. The decrease was attributable to decreased compensation, benefits and incentives expenses, decreased selling costs because no warehouse units were delivered during the period, and decreased office related expenses. The decrease in compensation and office related expenses are attributable to decreased headcount, as total employees decreased from 61 at March 31, 2007 to 34 at March 31, 2008. These decreases were offset in part by increases in severance related charges, increased professional services and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. Increased professional services were associated with the nomination of two individuals to Office Depot’s board of directors, as well as increased severance related expense associated with reductions in force resulting from the bankruptcy filing of Levitt and Sons.
     Interest incurred was approximately $3.3 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $644,000 related to Carolina Oak was capitalized in the three months ended March 31, 2008 due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The increase in interest incurred was attributable to higher outstanding balances on our notes and mortgages notes payable for the three months ended March 31, 2008 compared to the same period in 2007 as well as an increase in interest associated with an intercompany loan.
     Interest and other income increased to $1.3 million during the three months ended March 31, 2008 as compared to $245,000 for the same period of 2007. The increase is due to increased interest income based on higher cash balances in the three months ended March 31, 2008 than the same period in 2007 reflecting proceeds from the October 2007 rights offering.

Real Estate Development (Continued)
PRIMARY HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2008	2007	Change
(Dollars in thousands)
Revenues
Sales of real estate	$—	112,512	(112,512)
Other revenues	—	722	(722)

Total revenues	—	113,234	(113,234)

Costs and expenses
Cost of sales of real estate	—	86,952	(86,952)
Selling, general and administrative expenses	—	18,421	(18,421)
Other expenses	—	482	(482)
Total costs and expenses	—	105,855	(105,855)

Interest and other income	—	1,641	(1,641)

Income before income taxes	—	9,020	(9,020)
Provision for income taxes	—	(3,539)	3,539

Net income	$—	5,481	(5,481)

Homes delivered (units)	—	315	(315)
Construction starts (units)	—	202	(202)
Average selling price of homes delivered (a)	$—	357,000	(357,000)
Margin percentage on homes delivered (a)	—	22.7%	(22.7)%
Net orders (units)	—	101	(101)
Net orders (value)	$—	33,156	(33,156)
Backlog of homes (units)	—	912	(912)
Backlog of homes (value)	$—	332,196	(332,196)
     There are no results of operations or financial metrics included in the preceding table for the three months ended March 31, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see note 20 to our unaudited consolidated financial statements.
     Historically, the results of operations of Carolina Oak were included as part of the Primary Homebuilding segment. The results of operations of Carolina Oak after January 1, 2008 are included in the Other Operations segment as a result of the deconsolidation of Levitt and Sons at November 9, 2007, and the acquisition of Carolina Oak by Levitt Corporation.

Real Estate Development (Continued)
TENNESSEE HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months
	Ended March 31,
	2008	2007	Change
(Dollars in thousands)
Revenues
Sales of real estate	$—	21,657	(21,657)

Total revenues	—	21,657	(21,657)

Costs and expenses
Cost of sales of real estate	—	20,651	(20,651)
Selling, general and administrative expenses	—	1,884	(1,884)

Total costs and expenses	—	22,535	(22,535)

Interest and other income	—	29	(29)

Loss before income taxes	—	(849)	849
Benefit for income taxes	—	328	(328)

Net loss	$—	(521)	521

Homes delivered (units)	—	47	(47)
Construction starts (units)	—	52	(52)
Average selling price of homes delivered (a)	$—	225,000	(225,000)
Margin percentage on homes delivered (a)	—	9.5%	(9.5)%
Net orders (units)	—	58	(58)
Net orders (value)	$—	10,744	(10,744)
Backlog of homes (units)	—	133	(133)
Backlog of homes (value)	$—	26,833	(26,833)

(a)	Calculation for the three months ended March 31, 2007 excludes an $11.1 million land sale, which generated no margin.
     There are no results of operations or financial metrics included in the preceding table for the three months ended March 31, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see note 20 to our unaudited consolidated financial statements.

Real Estate Development (Continued)
FINANCIAL CONDITION
March 31, 2008 compared to December 31, 2007
     Our total assets at March 31, 2008 and December 31, 2007 were $688.7 million and $712.9 million, respectively. The decrease in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $64.0 million, which resulted from cash used in operations of $17.8 million, cash used in investing activities of $34.7 million and cash used in financing activities of $11.4 million. Cash used in investing activities included $34.0 million used for the acquisition of Office Depot common stock, which offset the decrease in cash by increasing the investment in other equity securities; and

•	The above decrease was partially offset by an increase in inventory of real estate mainly due to the land development activities of the Land Division.
     Total liabilities at March 31, 2008 and December 31, 2007 were $439.4 million and $451.7 million, respectively. The decrease in total liabilities primarily resulted from:
•	a net decrease in notes and mortgage notes payable of $12.7 million, primarily due to a curtailment payment made in connection with a development loan in Tradition Hilton Head; and

•	A decrease in accounts payable, accrued liabilities and other liabilities of approximately $1.4 million attributable to decreased severance and construction related accruals.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of the Company’s cash balances and its ability to generate cash to fund its operating and investment activities. We intend to use available cash and our borrowing capacity to implement our business strategy of pursuing investment opportunities and continuing the development of our master-planned communities. We will also seek to utilize community development districts to fund development costs when possible. We also will use available cash to repay borrowings and to pay operating expenses. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated liquidity needs.
     The Company separately manages liquidity at the Parent Company level and at the operating subsidiary level, consisting primarily of Core Communities. Subsidiary operations are generally financed using proceeds from sales of real estate inventory and debt financing using operating assets as loan collateral. Many of Core’s financing agreements contain covenants at the subsidiary level. Parent company guarantees are rarely provided and, when provided, are provided on a limited basis.
Levitt Corporation (Parent Company level)
     As of March 31, 2008 and December 31, 2007, Levitt Corporation had cash of $117.6 million and $162.0 million, respectively. Our cash decreased by $44.4 million during the three months ended March 31, 2008 primarily due to the acquisition of 3,000,200 shares of Office Depot common stock for an aggregate cost of $34.0 million. The remaining balance was used in operations and to pay accrued expenses including severance.
     In February 2008, Bluegreen announced that it was considering pursuing a rights offering to its shareholders of up to $100 million of common stock. Bluegreen recently announced that it intends to broaden its consideration of potential sources of capital and that it expects to file a shelf registration statement which would permit it to issue common stock, preferred stock, debt and/or convertible debt. Bluegreen has also announced that it does not intend to pursue an offering of its common stock at this time.

Real Estate Development (Continued)
     On October 25, 2007, Levitt Corporation acquired from Levitt and Sons all of the membership interests in Carolina Oak, which owns a 150 acre parcel in Tradition Hilton Head. In connection with this acquisition, the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”) was modified, and Levitt Corporation became the obligor under the Carolina Oak Loan. Levitt Corporation was previously a guarantor of this loan and as partial consideration for Levitt Corporation becoming an obligor of the Carolina Oak Loan, the membership interest of Levitt and Sons, previously pledged by Levitt Corporation to the lender, was released. At March 31, 2008, the outstanding balance of $39.7 million on the Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (5.25% at March 31, 2008) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including periodic appraisal and re-margining and the lender’s right to accelerate the debt upon a material adverse change with respect to Levitt Corporation. At March 31, 2008, there was no immediate availability to draw on this facility based on available collateral.
     At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on Levitt Corporation and its results of operations, cash flows or financial condition. At the time of deconsolidation, November 9, 2007, Levitt Corporation had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Levitt Corporation from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Levitt Corporation has incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (“Post Petition Services”) in the amount of $1.9 million, of which $187,000 was incurred in April 2008. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to the recovery by creditors in the Chapter 11 Cases. Levitt and Sons may not have sufficient assets to repay Levitt Corporation for advances made to Levitt and Sons or the Post Petition Services and it is likely that these amounts will not be recovered. In addition, Levitt Corporation files a consolidated federal income tax return. At March 31, 2008, Levitt Corporation had a federal income tax receivable of $27.4 million as a result of losses incurred which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. The Company has been advised that the creditors believe they are entitled to share in an unstated amount of the refund.
Core Communities
     At March 31, 2008 and December 31, 2007, Core had cash and cash equivalents of $13.6 million and $33.1 million, respectively. Cash decreased $19.5 million during the three months ended March 31, 2008 primarily as a result of the $14.9 million curtailment payment mentioned below and cash used to fund the continued development at Core’s projects as well as selling, general and administrative expenses. At March 31, 2008, Core had immediate availability under its various lines of credit of $19.0 million. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the community infrastructure.
     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in one of their loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008, and an additional $19.3 million will be due in June 2008 if actual sales at Tradition Hilton Head continue to be below the contractual requirements of the development loan.
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this $20 million facility at the date of termination. The lender agreed to continue to honor two construction loans to a subsidiary of Core totaling $9.3 million as of March 31, 2008.

Real Estate Development (Continued)
     The loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have annual appraisal and re-margining requirements. These provisions may require Core, in circumstances where the value of its real estate securing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. In addition, all of Core’s debt facilities contain financial covenants generally covering net worth, liquidity and loan to value ratios. Further, Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require us to dedicate a substantial portion of cash to payment of our debt and reduce our ability to use our cash to fund operations or investments. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land, and funding from Levitt Corporation.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. If these improvement districts were not established, we would need to fund community infrastructure development out of operating income or through sources of financing or capital, or be forced to delay our development activity. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core pays a portion of the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also agree to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at March 31, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $92.9 million. Further, at March 31, 2008, there was approximately $124.2 million available under these bonds to fund future development expenditures. Bond obligations at March 31, 2008 mature in 2035 and 2040. As of March 31, 2008, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the quarter ended March 31, 2008, Core recorded approximately $105,000 in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if the current adverse conditions in the homebuilding industry do not improve and we are forced to hold our land inventory longer than originally projected, Core would be forced to pay a higher portion of annual assessments on property which is subject to assessments. In addition, Core Communities has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At March 31, 2008, the liability related to developer obligations was $3.5 million. This liability is included in the liabilities related to assets held for sale in the accompanying consolidated statement of financial condition as of March 31, 2008, and includes amounts associated with Core’s ownership of the property.

Real Estate Development (Continued)
     The following table summarizes our contractual obligations as of March 31, 2008 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations(1)(2)	$262,119	29,938	46,963	78,279	106,939
Long-term debt obligations associated with assets held for sale	80,379	8,904	5,902	62,519	3,054
Operating lease obligations	4,515	1,278	1,502	508	1,227

Total Obligations	$347,013	40,120	54,367	141,306	111,220

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining requirements.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”.
     At March 31, 2008, we had outstanding surety bonds and letters of credit of approximately $4.5 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $1.6 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Levitt Corporation could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreements executed by the Company. As of March 31, 2008, the $1.7 million surety bonds accrual at Levitt Corporation related to certain bonds for which management considers it probable that the Company will be required to reimburse the surety under applicable indemnity agreements. During the three months ended March 31, 2008, the Company performed under its indemnity agreement and reimbursed the surety $165,000 for bonds claims paid during the period. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Levitt Corporation may be responsible for additional amounts beyond this accrual. There is no assurance that Levitt Corporation will not be responsible for amounts well in excess of the $1.7 million accrual. It is considered unlikely that Levitt Corporation will receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay.
     On November 9, 2007, Levitt Corporation implemented an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. For the three months ended March 31, 2008, the Company paid approximately $1.5 million in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to the Company their unsecured claims against Levitt and Sons. At March 31, 2008, there was $1.6 million accrued to be paid from this fund as well as severance for employees other than Levitt and Sons employees. In addition to these amounts, the Company expects additional severance related obligations of approximately $474,000 to be incurred during the remainder of 2008 as former Levitt and Sons’ employees assign their unsecured claims to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risks which are interest rate and equity pricing risks.
BFC
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk.
     Because BankAtlantic Bancorp and Levitt are consolidated in the Company’s financial statements, an increase or decrease in the market price of their stock would not impact the Company’s consolidated financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC. Included in the Company’s Consolidated Statements of Financial Condition at March 31, 2008 was BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available (unless converted into common stock). The ability to realize or liquidate these investments will depend on future market and economic conditions and the ability to register the shares of Benihana’s common stock in the event that our investment in Benihana’s Series B Convertible Preferred stock is converted, all of which are subject to significant risk.
     As the Company is not expected to generate taxable income from operations in the foreseeable future, the Company currently anticipates implementing a planning strategy in 2008 to utilize NOLs that are scheduled to expire. If the strategy is implemented, the Company would begin selling shares of BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize the $3.3 million of NOLs expected to expire in 2008. The Company would then intend to repurchase a sufficient number of shares to substantially maintain its ownership of BankAtlantic Bancorp. If the stock price on sale is lower than its book basis at time of sale, a loss will be recognized and reflected in the Company’s results of operations. The Company anticipates implementing and using this tax planning strategy in the future to ensure that NOLs are utilized before they expire and the sales and repurchases will result in a higher tax basis.
BankAtlantic Bancorp
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2008. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months ended March 31, 2008, see Item 2 Financial Services “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income” above or in BankAtlantic Bancorp Form 10-Q for the period ending March 31, 2008.
Levitt
     Levitt has a risk of loss associated with its long-term borrowings that are subject to interest rate risk. At March 31, 2008, including borrowings related to assets held for sale, Levitt had $236.5 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $106.0 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on Levitt’s variable rate debt from changes in interest rates may affect Levitt’s earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not Levitt’s earnings or cash flow. Assuming the variable rate debt balance of $236.5 million outstanding at March 31, 2008 (which does not include initially fixed-rate obligations which will not become floating rate during 2008) was to remain constant, each one percentage point increase in interest rates would increase the interest expense incurred by Levitt by approximately $2.4 million per year.
     Included in the Company’s Consolidated Statement of Financial Condition at March 31, 2008 were $33.2 million of publicly traded equity securities (comprised of 3,000,200 shares of Office Depot common stock) which are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity. These equity securities are subject to equity pricing risks arising in connection with changes in their relative value due to changing market and economic conditions and the results of operation and financial condition of Office Depot. A decline in the trading price of these securities will negatively impact the Company’s shareholders equity by our economic ownership interest in Levitt.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules Rule 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 6. Exhibits

Exhibit 31.1 *	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 *	Acting Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 *	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 **	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 **	Acting Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3 **	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: May 12, 2008	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 12, 2008	By:	/s/ John K. Grelle
John K. Grelle, Acting Chief Financial Officer

Date: May 12, 2008	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer