Form 10-Q
period 2008-06-30
BFC FINANCIAL CORP
filed 2008-08-11
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2008
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares outstanding of each of the registrant’s classes of common stock is as follows:
Class A Common Stock of $.01 par value, 38,353,813 shares outstanding as of August 5, 2008.
Class B Common Stock of $.01 par value, 6,875,680 shares outstanding as of August 5, 2008.

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$392,928	332,155
Securities available for sale and other financial instruments (at fair value)	788,850	936,968
Investment securities at cost or amortized costs (approximate fair value: $22,484 and $65,244)	22,484	60,173
Tax certificates, net of allowance of $4,010 in 2008 and $3,289 in 2007	416,084	188,401
Federal Home Loan Bank stock, at cost which approximates fair value	85,657	74,003
Loans receivable, net of allowance for loan losses of $106,126 in 2008 and $94,020 in 2007	4,441,351	4,524,451
Residential loans held for sale	5,163	4,087
Accrued interest receivable	43,330	46,271
Real estate held for development and sale	274,522	270,229
Real estate owned	20,298	17,216
Investments in unconsolidated affiliates	127,788	128,321
Properties and equipment, net	254,152	276,078
Goodwill and other intangibles	75,200	75,886
Deferred tax asset, net	56,300	16,330
Assets held for sale	95,961	96,348
Other assets	65,433	67,516

Total assets	$7,165,501	7,114,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing	$2,988,158	3,129,194
Non-interest bearing	891,142	824,211

Total deposits	3,879,300	3,953,405
Advances from FHLB	1,657,036	1,397,044
Short term borrowings	127,924	159,905
Subordinated debentures, mortgage notes payable and mortgage-backed bonds	199,126	216,451
Junior subordinated debentures	379,226	379,223
Loss in excess of investment in Woodbridge’s subsidiary	55,214	55,214
Other liabilities	109,638	130,111
Liabilities related to assets held for sale	82,311	80,093

Total liabilities	6,489,775	6,371,446

Noncontrolling interest	503,580	558,950

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2008 and 2007	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 38,353,813 in 2008 and 38,232,932 in 2007	383	382
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,875,680 in 2008 and 6,876,081 in 2007	69	69
Additional paid-in capital	132,111	131,189
Retained earnings	39,638	50,801

Total shareholders’ equity before accumulated other comprehensive (loss) income	172,201	182,441
Accumulated other comprehensive (loss) income	(55)	1,596

Total shareholders’ equity	172,146	184,037

Total liabilities and shareholders’ equity	$7,165,501	7,114,433

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
BFC Activities:
Interest and dividend income	$340	484	755	983
Securities activities, net	103	1,295	103	1,295
Other income	388	983	1,646	1,934

	831	2,762	2,504	4,212

Financial Services:
Interest and dividend income	78,487	93,775	162,219	187,315
Service charges on deposits	24,466	25,808	48,480	50,403
Other service charges and fees	7,121	7,524	14,554	14,557
Securities activities, net	8,965	8,813	4,227	10,368
Other income	2,931	2,625	5,533	5,009

	121,970	138,545	235,013	267,652

Real Estate Development:
Sales of real estate	2,395	125,364	2,549	266,662
Interest and dividend income	616	789	2,071	1,340
Securities activities, net	1,178	—	1,178	—
Other income	953	4,304	1,820	7,836

	5,142	130,457	7,618	275,838

Total revenues	127,943	271,764	245,135	547,702

Costs and Expenses
BFC Activities:
Interest expense	1	16	1	28
Employee compensation and benefits	2,344	2,750	5,504	5,494
Other expenses	850	855	1,777	1,516

	3,195	3,621	7,282	7,038

Financial Services:
Interest expense, net of interest capitalized	32,875	47,808	73,950	94,026
Provision for loan losses	47,247	4,917	90,135	12,378
Employee compensation and benefits	33,181	37,908	68,336	78,998
Occupancy and equipment	16,172	15,927	32,558	31,871
Advertising and business promotion	3,662	4,209	8,557	10,067
Impairment, restructuring and exit activities	5,952	1,122	5,837	3,675
Other expenses	14,341	13,653	27,789	27,308

	153,430	125,544	307,162	258,323

Real Estate Development:
Cost of sales of real estate	1,760	171,594	1,848	284,502
Interest expense, net of interest capitalized	2,092	—	4,698	—
Selling, general and administrative expenses	12,017	32,785	23,916	64,838
Other expenses	—	413	—	895

	15,869	204,792	30,462	350,235

Total costs and expenses	172,494	333,957	344,906	615,596

Equity in earnings from unconsolidated affiliates	1,443	2,026	3,246	4,919

Loss from continuing operations before income taxes and noncontrolling interest	(43,108)	(60,167)	(96,525)	(62,975)
Benefit for income taxes	(15,409)	(17,860)	(34,471)	(18,130)
Noncontrolling interest	(22,650)	(39,397)	(50,799)	(40,310)

Loss from continuing operations	(5,049)	(2,910)	(11,255)	(4,535)
Discontinued operations, less noncontrolling interest and income tax provision (benefit) of $83 and $19 for the three months ended June 30, 2008 and 2007 $897 and $(3,387) for the six months ended June 30, 2008 and 2007	132	(4)	467	1,048

Net loss	(4,917)	(2,914)	(10,788)	(3,487)
5% Preferred Stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(5,104)	(3,101)	(11,163)	(3,862)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
(Loss) earnings per common share:
Basic loss per share from continuing operations	$(0.12)	(0.09)	(0.26)	(0.15)
Basic earnings per share from discontinued operations	—	—	0.01	0.03

Basic loss per share	$(0.12)	(0.09)	(0.25)	(0.12)

Diluted loss per share from continuing operations	$(0.12)	(0.09)	(0.26)	(0.15)
Diluted earnings per share from discontinued operations	—	—	0.01	0.03

Diluted loss per share	$(0.12)	(0.09)	(0.25)	(0.12)

Basic weighted average number of common shares outstanding	45,112	33,451	45,108	33,458

Diluted weighted average number of common and common equivalent shares outstanding	45,112	33,451	45,108	33,458
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
			2008	2007

Net loss	$(4,917)	(2,914)	(10,788)	(3,487)

Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities available for sale	(505)	1,693	(1,835)	1,752
Provision (benefit) for income taxes	(195)	653	(708)	676

Unrealized (loss) gains on securities available for sale, net of tax	(310)	1,040	(1,127)	1,076

Unrealized losses associated with investment in unconsolidated affiliates	(95)	(49)	(183)	(55)
Benefit for income taxes	(37)	(19)	(71)	(21)

Unrealized losses associated with investment in unconsolidated affiliates, net of tax	(58)	(30)	(112)	(34)

Reclassification adjustments of net realized gains included in net loss	(1,150)	(1,747)	(671)	(2,135)
Less: Provision for income taxes	(444)	(676)	(259)	(824)

Net realized gains reclassified into net loss, net of tax	(706)	(1,071)	(412)	(1,311)

Total other comprehensive loss	(1,074)	(61)	(1,651)	(269)

Comprehensive loss	$(5,991)	(2,975)	(12,439)	(3,756)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity — Unaudited
For the Six Months Ended June 30, 2008
(In thousands)

							Accumulated
							Other
							Compre-
	Shares of Common		Class A	Class B	Additional		hensive
	Stock Outstanding		Common	Common	Paid-in	Retained	Income
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2007	38,233	6,876	$382	$69	$131,189	$50,801	$1,596	$184,037
Net loss	—	—	—	—	—	(10,788)	—	(10,788)
Issuance of restricted Class A
Common Stock	121	—	1	—	—	—	—	1
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(1,651)	(1,651)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	329	—	—	329
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(375)	—	(375)
Share-based compensation related to stock options and restricted stock	—	—	—	—	593	—	- 593

Balance, June 30, 2008	38,354	6,876	$383	$69	$132,111	$39,638	$(55)	$172,146

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2008	2007
Net cash used in operating activities	$(21,004)	(32,655)

Investing activities:
Proceeds from redemption and maturities of investment securities	—	3,978
Proceeds from redemption and maturities of tax certificates	82,519	94,865
Purchase of investment securities	—	(11,988)
Purchase of tax certificates	(311,011)	(130,164)
Purchase of securities available for sale	(288,231)	(122,158)
Proceeds from sales and maturities of securities available for sale	464,966	151,910
Decrease in restricted cash	1,478	1,131
Purchases of FHLB stock	(31,140)	(4,950)
Redemption of FHLB stock	19,486	11,164
Investments in unconsolidated subsidiaries	139	(4,474)
Distributions from unconsolidated subsidiaries	2,021	8,030
Net increase in loans	(20,787)	(36,918)
Proceeds from the sale of loans receivable	10,100	—
Improvements to real estate owned	(19)	(1,762)
Proceeds from sales of real estate owned	1,054	1,732
Proceeds from sales of property and equipment	—	12
Net additions to office properties and equipment	(5,669)	(60,643)
Net cash outflows from the sale of Central Florida branches	(4,491)	—
Ne proceeds from the sale of Ryan Beck Holdings, Inc.	—	2,628

Net cash used in investing activities	(79,585)	(97,607)

Financing activities:
Net (decrease) increase in deposits	(49,628)	150,107
Net proceeds (repayments) of FHLB advances	260,000	(120,000)
Increase (decrease) in securities sold under agreements to repurchase	1,994	(24,492)
(Decrease) increase in federal funds purchased	(33,975)	78,636
Repayment of notes and bonds payable	(23,075)	(80,751)
Proceeds from notes and bonds payable	7,283	166,212
Excess tax benefits from share-based compensation	—	1,250
Proceeds from issuance of junior subordinated debentures	—	25,000
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	104	2,224
Purchase and retirement of BankAtlantic Bancorp Class A common stock	—	(36,402)
Cash dividends paid by BankAtlantic Bancorp to non-BFC shareholders	(432)	(3,760)
Cash dividends paid by Woodbridge to non-BFC shareholders	—	(330)
5% Preferred Stock dividends paid	(375)	(375)
Venture partnership distribution paid to non-BFC interest holder	(410)	—
Proceeds from exercise of BFC stock options	—	187
Payments for debt issuance costs	(124)	(1,329)

Net cash provided by financing activities	161,362	156,177

Increase in cash and cash equivalents	60,773	25,915
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	—	3,285
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	—	(6,294)
Cash and cash equivalents at the beginning of period	332,155	201,123

Cash and cash equivalents at end of period	$392,928	224,029

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2008	2007
Supplemental cash flow information:
Interest paid on borrowings and deposits, net of amounts capitalized	$83,340	93,478
Income taxes paid	—	4,556
Supplementary disclosure of non-cash investing and financing activities:
Decrease in accumulated other comprehensive income, net of taxes	(1,651)	(269)
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	329	(246)
Effects of FASB interpretation No. 48	—	121
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
          BFC Financial Corporation (“BFC” or the “Company”) (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC’s current major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) (NYSE: BBX) and Woodbridge Holdings Corporation (formerly Levitt Corporation) and its wholly-owned subsidiaries (“Woodbridge”) (NYSE: WDG) and a noncontrolling interest in Benihana, Inc. (NASDAQ: BNHN), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          As a holding company with controlling positions in BankAtlantic Bancorp and Woodbridge, BFC is required under generally accepted accounting principles (“GAAP”) to consolidate the financial results of these companies. As a consequence, the financial information of both entities is presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Woodbridge are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution.
          BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of June 30, 2008 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	16.25%	8.61%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	23.53%	55.61%

Woodbridge
Class A Common Stock (1)	18,676,955	19.62%	6.98%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	19,895,986	20.64%	53.98%

(1)	BFC’s percent of ownership includes, but BFC’s percent of vote excludes, 6,145,582 shares of Woodbridge’s Class A Common Stock which BFC has agreed not to vote, subject to certain limited exceptions.
          BankAtlantic Bancorp is a unitary savings bank holding company organized under the laws of the State of Florida. BankAtlantic Bancorp’s principal asset is its investment in BankAtlantic and its subsidiaries. On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for three and six months ended June 30, 2007. Also, the financial information of Ryan Beck is included in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007.
          Woodbridge engages in various business activities through its subsidiaries, Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and Carolina Oak Homes, LLC (“Carolina Oak”), which engages in homebuilding activities and is developing a community in South Carolina, equity investment, currently primarily in Office Depot, Inc. (“Office Depot”), and other investments in real estate projects through subsidiaries and joint ventures. Woodbridge also owns an approximately 31% ownership interest in Bluegreen Corporation (“Bluegreen”) (NYSE: BXG). During 2007, Woodbridge also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”) which was deconsolidated on November 9, 2007. As previously reported, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (the “Debtors”)

filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations. As a result of the deconsolidation, in accordance with Accounting Research Bulletin (“ARB”) No. 51, Woodbridge follows the cost method of accounting to record its interest in Levitt and Sons.
          Since Levitt and Sons’ results are no longer consolidated and Woodbridge believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Woodbridge. Woodbridge will continue to evaluate the cost method investment in Levitt and Sons on a quarterly basis to review the reasonableness of the liability balance. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time, the recorded loss in excess of the investment in Levitt and Sons can be recognized into income. (See Note 23 for further information regarding Levitt and Sons and the Chapter 11 Cases.)
          The financial results for two of Core Communities’ commercial leasing projects are presented as Discontinued Operations in the consolidated statements of operations for the periods presented, as more fully described in Note 4.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at June 30, 2008 and December 31, 2007; the consolidated results of operations, comprehensive loss for the three and six month periods ended June 30, 2008 and 2007, the changes in consolidated shareholders’ equity for the six months ended June 30, 2008 and consolidated cash flows for the six month periods ended June 30, 2008 and 2007. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. All significant inter-company balances and transactions have been eliminated in consolidation.
2. Fair Value Measurement
          Effective January 1, 2008, the Company partially adopted Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”), which provides a framework for measuring fair value. The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date for SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. As such, the Company did not adopt SFAS No. 157 fair value framework for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. The Company also did not adopt the SFAS No. 157 fair value framework for leasing transactions as these transactions were excluded from the scope of SFAS No. 157.
          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (”SFAS No. 159”). SFAS No. 159 allows the Company an irrevocable option for measurement of financial assets or liabilities at fair value on a contract-by-contract basis. The Company did not elect the fair value option for any of its financial assets or liabilities as of the date of adoption (January 1, 2008) or for the six months ended June 30, 2008.
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
          The following table presents major categories of assets measured at fair value on a recurring basis at June 30, 2008 (in thousands):

		Fair Value Measurements at June 30, 2008 Using:
		Quoted prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$574,322	—	574,322	—
REMICS	180,084	—	180,084	—
Bonds	482	—	—	482
Equity securities	20,705	17,333	—	3,372
Stifel warrants	13,257	—	—	13,257

Total	$788,850	17,333	754,406	17,111

          The percentage of assets measured at fair value on a recurring basis using significant unobservable inputs to the total assets measured at fair value was 2.22%.
          There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements.
          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total

Beginning Balance, April 1, 2008	$481	8,805	4,348	13,634
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	4,452	—	4,452
Included in other comprehensive Income	1	—	(976)	(975)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance, June 30, 2008	$482	13,257	3,372	17,111

          The entire $4.5 million of gains included in earnings for the three months ended June 30, 2008 represents changes in unrealized gains relating to assets still held at June 30, 2008

          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total

Beginning Balance, January 1, 2008	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	2,596	—	2,596
Included in other comprehensive Income	1	—	(1,761)	(1,760)
Purchases, issuances, and settlements	(200)	—	—	(200)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance, June 30, 2008	$482	13,257	3,372	17,111

          The entire $2.6 million of gains included in earnings for the six months ended June 30, 2008 represents changes in unrealized gains relating to assets still held at June 30, 2008.
          The valuation techniques and the inputs to the valuation techniques are described below for the recurring financial instruments measured at fair value in the Company’s financial statements.
Mortgage-Backed Securities and REMIC’s
          BankAtlantic uses matrix pricing to fair value its mortgage-backed and real estate mortgage conduit securities as quoted market prices are not available for the specific securities that BankAtlantic owns. Matrix pricing values these securities based on standard inputs such as: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the principal market. BankAtlantic’s principal market is the secondary institutional market and the exit price is the bid price. BankAtlantic uses a market approach valuation technique and Level 2 valuation inputs to fair value these securities.
Bonds and Other Equity Securities
          A market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) were generally used to value bonds and other equity securities, if available. However, for certain BankAtlantic Bancorp investments in equity and debt securities in which observable market inputs cannot be obtained, the securities were valued using the income approach and pricing models that BankAtlantic Bancorp developed or based on observable market data that BankAtlantic Bancorp has adjusted based on its judgment of the factors a market participant would use to value the securities (Level 3).
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

          The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008 Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
	2008	(Level 1)	(Level 2)	(Level 3)	Impairments

Description
Loans measured for impairment using the fair value of the collateral	$123,690	—	—	123,690	64,729
Private equity investment	536	—	—	536	1,148

Total	$124,226	—	—	124,226	65,877

          There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
Loans Measured for Impairment
          Third party appraisals are primarily used to assist BankAtlantic in measuring impairment of its collateral dependent impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and these values may also be adjusted for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, judgment is used on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.
Private Equity Investment
          Private investment securities represent investments in limited partnerships that invest in equity securities based on proprietary investment strategies. The underlying equity investments in these limited partnerships are publicly traded equity securities and the fair values of these securities are obtained from the general partner. As the fair values of the underlying securities in the limited partnership were obtained from the general partner the fair value assigned to these investments is considered Level 3.
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
          The Company currently operates through four reportable segments, which are: BFC Activities, Financial Services, Land Division and Woodbridge Other Operations. In 2007, the Company operated through two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation.

          Except as otherwise indicated in this Report, the accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Inter-company transactions are eliminated in consolidation.
          The Company evaluates segment performance based on (loss) income from continuing operations net of tax and noncontrolling interest.
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
          This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge Holdings Corporation and its subsidiaries. This includes dividends from BFC’s investment in Benihana’s convertible preferred stock and other securities and investments, and income and expenses associated with the arrangement between BFC, BankAtlantic Bancorp, Woodbridge and Bluegreen for shared services in the areas of human resources, risk management, investor relations and executive office administration.
          The BFC Activities segment also includes BFC’s overhead and interest expense, the financial results of venture partnerships that BFC controls and BFC’s provision (benefit) for income taxes, including the tax provision (benefit) related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Woodbridge. BankAtlantic Bancorp and Woodbridge are consolidated in the Company’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in the Financial Services segment, and the Company’s earnings or losses in Woodbridge are reflected in the Land Division and Woodbridge Other Operations segments in 2008. In 2007, the Company’s earnings or losses in Woodbridge were also reflected in two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation on November 9, 2007.
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
Land Division
          The Company’s Land Division segment consists of Core Communities’ operations.
Woodbridge Other Operations
          Woodbridge Other Operations segment consists of the activities of Woodbridge Holdings Corporation’s operations, the operations of Carolina Oak, earnings from investments in Bluegreen, equity investments, currently primarily in Office Depot, and other investments through Woodbridge’s subsidiaries and joint ventures. In 2007, Woodbridge Other Operations segment also consisted of Levitt Commercial, LLC, which specialized in the development of industrial properties. Levitt Commercial ceased development activities in 2007. The results of operations and financial condition of Carolina Oak as of and for the three and six months ended June 30, 2007 are included in the Primary Homebuilding segment, whereas the results of operations and financial condition of Carolina Oak as of and for the three and six months ended June 30, 2008 are included in Woodbridge Other Operations.

          The table below sets forth the Company’s segment information as of and for the three month periods ended June 30, 2008 and 2007 (in thousands):

				Woodbridge	Adjustments
	BFC	Financial	Land	Other	and
2008	Activities	Services	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	—	1,711	635	49	2,395
Interest and dividend income	342	78,487	135	490	(11)	79,443
Other income	1,311	43,589	1,081	1,493	(1,369)	46,105

	1,653	122,076	2,927	2,618	(1,331)	127,943

Costs and Expenses:
Cost of sale of real estate	—	—	1,147	587	26	1,760
Interest expense, net	1	32,886	485	2,050	(454)	34,968
Provision for loan losses	—	47,247	—	—	—	47,247
Other expenses	3,280	73,739	4,807	7,638	(945)	88,519

	3,281	153,872	6,439	10,275	(1,373)	172,494

Equity in (loss) earnings from unconsolidated affiliates	(55)	287	—	1,211	—	1,443

(Loss) income from continuing operations before income taxes and noncontrolling interest	(1,683)	(31,509)	(3,512)	(6,446)	42	(43,108)
(Benefit) provision for income taxes	(3,263)	(12,146)	—	—	—	(15,409)
Noncontrolling interest	75	(14,806)	(2,804)	(5,148)	33	(22,650)

(Loss) income from continuing operations	$1,505	(4,557)	(708)	(1,298)	9	(5,049)

At June 30, 2008
Total assets	$32,845	6,514,975	362,709	316,389	(61,417)	7,165,501

						Woodbridge	Adjustments
	BFC	Financial	Homebuilding		Land	Other	and
2007	Activities	Services	Primary	Tennessee	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	—	114,805	8,848	1,917	—	(206)	125,364
Interest and dividend income	495	93,775	76	8	1,069	346	(721)	95,048
Other income	2,890	44,815	3,377	15	909	186	(840)	51,352

	3,385	138,590	118,258	8,871	3,895	532	(1,767)	271,764

Costs and Expenses:
Cost of sale of real estate	—	—	162,323	8,683	483	1,018	(913)	171,594
Interest expense, net	16	47,722	—	—	807	—	(721)	47,824
Provision for loan losses	—	4,917	—	—	—	—	—	4,917
Other expenses	3,672	73,177	21,088	1,980	3,496	6,928	(719)	109,622

	3,688	125,816	183,411	10,663	4,786	7,946	(2,353)	333,957

Equity in (loss) earnings from unconsolidated affiliates	—	669	(16)	—	—	1,373	—	2,026

(Loss) income from continuing operations before income taxes and noncontrolling interest	(303)	13,443	(65,169)	(1,792)	(891)	(6,041)	586	(60,167)
(Benefit) provision for income taxes	(4,463)	1,715	(13,353)	(596)	(407)	(1,042)	286	(17,860)
Noncontrolling interest	(5)	9,140	(43,220)	(997)	(397)	(4,168)	250	(39,397)

(Loss) income from continuing operations	$4,165	2,588	(8,596)	(199)	(87)	(831)	50	(2,910)

At June 30, 2007
Total assets	$44,042	6,497,693	592,918	48,049	313,126	161,906	(51,494)	7,606,240

The table below sets forth the Company’s segment information as of and for the six month periods ended June 30, 2008 and 2007 (in thousands):

				Woodbridge	Adjustments
	BFC	Financial	Land	Other	and
2008	Activities	Services	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	—	1,865	635	49	2,549
Interest and dividend income	762	162,219	324	1,777	(37)	165,045
Other income	3,000	72,953	2,276	1,807	(2,495)	77,541

	3,762	235,172	4,465	4,219	(2,483)	245,135

Costs and Expenses:
Cost of sale of real estate	—	—	1,235	587	26	1,848
Interest expense, net	1	73,987	1,173	4,610	(1,122)	78,649
Provision for loan losses	—	90,135	—	—	—	90,135

Other expenses	7,438	143,772	9,786	14,707	(1,429)	174,274

	7,439	307,894	12,194	19,904	(2,525)	344,906

Equity in (loss) earnings from unconsolidated affiliates	(53)	1,562	—	1,737	—	3,246

(Loss) income from continuing operations before income taxes and noncontrolling interest	(3,730)	(71,160)	(7,729)	(13,948)	42	(96,525)
(Benefit) provision for income taxes	(7,238)	(27,233)	—	—	—	(34,471)
Noncontrolling interest	63	(33,585)	(6,172)	(11,138)	33	(50,799)

(Loss) income from continuing operations	$3,445	(10,342)	(1,557)	(2,810)	9	(11,255)

						Woodbridge	Adjustments
	BFC	Financial	Homebuilding		Land	Other	and
2007	Activities	Services	Primary	Tennessee	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	—	227,317	30,505	2,694	6,574	(428)	266,662
Interest and dividend income	1,004	187,315	248	28	1,910	549	(1,416)	189,638
Other income	4,517	80,421	5,552	24	1,930	534	(1,576)	91,402

	5,521	267,736	233,117	30,557	6,534	7,657	(3,420)	547,702

Costs and Expenses:
Cost of sale of real estate	—	—	249,275	29,334	555	6,519	(1,181)	284,502
Interest expense, net	28	94,116	—	—	1,022	—	(1,112)	94,054
Provision for loan losses	—	12,378	—	—	—	—	—	12,378
Other expenses	7,138	152,670	39,991	3,864	7,269	15,164	(1,434)	224,662

	7,166	259,164	289,266	33,198	8,846	21,683	(3,727)	615,596

Equity in (loss) earnings from unconsolidated affiliates	—	1,815	—	—	—	3,104	—	4,919

(Loss) income from continuing operations before income taxes and noncontrolling interest	(1,645)	10,387	(56,149)	(2,641)	(2,312)	(10,922)	307	(62,975)
(Benefit) provision for income taxes	(4,492)	863	(9,814)	(924)	(973)	(2,906)	116	(18,130)
Noncontrolling interest	(8)	7,413	(38,646)	(1,432)	(1,111)	(6,686)	160	(40,310)

(Loss) income from continuing operations	$2,855	2,111	(7,689)	(285)	(228)	(1,330)	31	(4,535)

4. Discontinued Operations
Sale of Ryan Beck
          On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale, and BankAtlantic Bancorp received additional consideration of 55,016 shares of Stifel common stock valued at approximately $1.7 million. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck and will be included in the Company’s Consolidated Statements of Operations as discontinued operations. During the six months ended June 30, 2008, in connection with BankAtlantic Bancorp’s receipt of such additional consideration, the Company recorded income from discontinued operations of approximately $162,000, net of noncontrolling interest of $857,000 and income tax of $705,000.
Planned Sale of Two Core Communities Commercial Leasing Projects
          In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management determined it was probable that Core would sell these projects and, while Core may retain an equity interest in the properties and provide ongoing management services, the anticipated level of Core’s continuing involvement is not expected to be significant. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), provides that assets recorded as available for sale should be sold within a one year period. However, as a result, of among other things, market conditions over the past twelve months, the assets were not sold by the end of June 2008. Core continues to actively market the assets and the assets are available for immediate sale in their present condition. While Core’s management believes these assets will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all.
          The assets were previously reclassified to assets held for sale and the liabilities related with these assets were also reclassified to liabilities related to assets held for sale in the consolidated statements of financial condition. Additionally, the results of operations for the project were reclassified to income from discontinued operations. Prior period amounts have been reclassified to conform to the current year presentation. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the consolidated statements of cash flows for the periods presented. Management of Woodbridge has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at June 30, 2008.
          The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Property and equipment, net	$83,638	84,811
Other assets	12,323	11,537

Assets held for sale	$95,961	96,348

Accounts payable, accrued liabilities and other	$1,618	1,123
Notes and mortgage payable	80,693	78,970

Liabilities related to assets held for sale	$82,311	80,093

          The following table summarizes the results of operations for the two commercial leasing projects (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$1,938	779	4,161	1,366
Costs and expenses	899	592	1,756	1,184

Income before income taxes	1,039	187	2,405	182
Provision for income taxes	83	86	192	84
Noncontrolling interest	824	90	1,908	88

Income from discontinued operations	$132	11	305	10

5. Impairments, Restructuring Charges and Exit Activities
BankAtlantic Bancorp and BankAtlantic
          The following provides liabilities associated with restructuring charges, impairments and exit activities for the six months ended June 30, 2007 and 2008 (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2007	$—	—	-
Expense incurred	2,317	—	2,317
Amount paid	(1,587)	—	(1,587)

Balance at June 30, 2007	$730	—	730

Balance at January 1, 2008	$102	990	1,092
Expense incurred	2,095	361	2,456
Amounts paid or amortized	(1,105)	(288)	(1,393)

Balance at June 30, 2008	$1,092	1,063	2,155

          In March 2007, BankAtlantic Bancorp reduced its workforce by approximately 225 associates, or 8%, in an effort to improve efficiencies. Included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation expense.
          In April 2008, BankAtlantic Bancorp further reduced its workforce by approximately 124 associates, or 6%. This further reduction in the workforce impacted the Company’s Financial Services operating segment and was completed on April 18, 2008. BankAtlantic Bancorp incurred $2.1 million of employee termination costs which was included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2008.
          In December 2007, a decision was made to sell certain properties that BankAtlantic had acquired for its future store expansion program and to terminate or sublease certain operating leases. As a consequence, $1.0 million of contract liabilities was recorded associated with executed operating leases. During the three months ended June 30, 2008, $0.4 million of contract liabilities were incurred in connection with the termination of back-office operating leases and the assignment of operating leases associated with the sale of the Central Florida stores described below.

          Included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 were the following restructuring charges, impairment and exit activities from BankAtlantic (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Asset impairment	$3,448	1,122	3,448	1,122
Employee termination costs	2,081	—	2,081	2,553
Lease termination costs	168	—	53	—
Loss on branch sale	255	—	255	—

Total restructuring charges, impairment and exit activities	$5,952	1,122	5,837	3,675

          In June 2008, BankAtlantic sold five stores in Central Florida to an unrelated financial institution. The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the stores sold (in thousands):

Amount
Assets sold:
Loans	$6,470
Property & equipment	13,373

Total assets sold	19,843

Liabilities transferred:
Deposits	(24,477)
Other liabilities	(346)

Total liabilities transferred	(24,823)
Deposit premium	654
Transaction costs	(165)

Net cash outflows from sales of stores	$(4,491)

          Included in impairment, restructuring and exit activities in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2008 was a $0.5 million loss from the sale of the five Central Florida stores
Woodbridge Holdings Corporation and Levitt and Sons
          The following table summarizes the restructuring related accruals activity recorded for the six months ended June 30, 2008 (in thousands):

	Severance		Independent
	Related and		Contractor	Surety Bond
	Benefits	Facilities	Agreements	Accrual	Total

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges (credits)	2,023	140	(25)	(150)	1,988
Cash payments	(2,681)	(259)	(412)	(532)	(3,884)

Balance at June 30, 2008	$1,296	891	984	1,144	4,315

          On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases.

          The severance related and benefits amount included severance payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 in connection with the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of approximately $816,000 and $2.0 million during the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2008, Woodbridge paid approximately $1.2 million and $2.7 million, respectively, in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Woodbridge Other Operations segment. Employees entitled to participate in the fund either receive a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons. At June 30, 2008, $1.3 million was accrued to be paid from this fund and the severance accrual for other employees in Woodbridge. In addition to these amounts, Woodbridge expects additional severance related obligations of approximately $202,000 to be incurred during the remainder of 2008.
          The facilities accrual as of June 30, 2008 represents expense associated with property and equipment leases that are no longer providing a benefit to Woodbridge, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments, fees and expenses, for which the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities”, were satisfied. Total cash payments related to the facilities accrual were $173,000 and $259,000 for the three and six months ended June 30, 2008, respectively.
          The independent contractor agreements amount relates to consulting agreements entered into by Woodbridge with former Levitt and Sons employees. The total commitment related to these agreements as of June 30, 2008 was $1.1 million and is payable monthly through 2009. During the three and six months ended June 30, 2008 under these agreements, Woodbridge paid $206,000 and $412,000, respectively, under these agreements.
          As of June 30, 2008, Woodbridge had a $1.1 million surety bond accrual related to certain bonds for which Woodbridge’s management considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. See also Note 15 for additional information on the surety bonds.
6. Securities Activities
BankAtlantic Bancorp Securities Activities
          BankAtlantic Bancorp securities activities, net consisted of the following (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Gain (loss) on sale of Stifel common stock	$3,703	—	(955)	—
Gain from sales of managed investment funds	—	2,519	130	4,966
Gain on sale of agency securities	940	212	1,281	352
Gain from sale of equity securities	1,018		1,018	481
(Loss) gain from private equity investments	(1,148)	—	157	—
Unrealized gain on Stifel warrants	4,452	6,082	2,596	4,569

Securities activities, net	$8,965	8,813	4,227	10,368

Woodbridge Securities Activities
          In March 2008, Woodbridge purchased 3,000,200 shares of Office Depot common stock at a cost of approximately $34.0 million. During the month of June 2008, Woodbridge sold 1,565,200 shares of Office Depot at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million. A gain of approximately $1.2 million was realized as a result of the sale.

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
          At June 30, 2008, the closing price of Benihana’s Common Stock was $6.30 per share. The market value of the Convertible Preferred Stock on an as if converted basis at June 30, 2008 would have been approximately $9.9 million.
8. Loans Receivable
          The consolidated loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Real estate loans:
Residential	$2,034,298	2,155,752
Builder land loans	93,005	149,564
Land acquisition and development	191,750	202,177
Land acquisition, development and construction	117,317	151,321
Construction and development	280,054	265,163
Commercial	632,426	534,916
Consumer — home equity	707,713	676,262
Small business	213,841	211,797
Other loans:
Commercial business	141,191	131,044
Small business — non-mortgage	105,753	105,867
Consumer loans	14,684	15,667
Deposit overdrafts	11,995	15,005

Total gross loans	4,544,027	4,614,535

Adjustments:
Premiums, discounts and net deferred fees	3,450	3,936
Allowance for loan losses	(106,126)	(94,020)

Loans receivable — net	$4,441,351	4,524,451

Loans held for sale	$5,163	4,087

          Allowance for Loan Losses (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$89,836	50,926	94,020	44,173

Loans charged-off	(31,401)	(1,797)	(78,648)	(2,924)
Recoveries of loans previously charged-off	444	1,062	619	1,481

Net (charge-offs)	(30,957)	(735)	(78,029)	(1,443)
Provision for loan losses	47,247	4,917	90,135	12,378

Balance, end of period	$106,126	55,108	106,126	55,108

          The following summarizes impaired loans (in thousands):

	June 30, 2008		December 31, 2007
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances

Impaired loans with specific valuation allowances	$67,045	18,633	113,955	17,809
Impaired loans without specific valuation allowances	109,395	—	67,124	—

Total	$176,440	18,633	181,079	17,809

          During the six months ended June 30, 2008, a portion of the outstanding balance of $94 million of non-accrual commercial residential real estate loans was considered uncollectible and these loans were charged-down by $38.9 million. These loans had $13.3 million of specific allowances at December 31, 2007.
9. Real Estate Held for Development and Sale
          Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Land and land development costs	$222,812	216,090
Construction costs	3,685	5,426
Capitalized interest and other costs	37,101	35,009
Land held for sale	10,924	13,704

Total	$274,522	270,229

          Real estate held for development and sale includes the combined real estate assets of Woodbridge and its subsidiaries as well as BankAtlantic’s residential construction development and its land held for sale. BankAtlantic’s development became wholly-owned by BankAtlantic in January 2007 when a joint venture partner withdrew from managing the venture.
          In December 2007, BankAtlantic decided to sell land that it had acquired for its store expansion program. As a consequence, land acquired for store expansion was written down $1.1 million to its fair value of $12.5 million and transferred to assets held for sale. Additionally, during the three months ended June 30, 2008, BankAtlantic sold a $1.4 million parcel of this land for a $211,000 gain and incurred additional $1.4 million impairment on these properties based on updated indicators of value.
10. Investments in Unconsolidated Affiliates
          The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	June 30,	December 31,
	2008	2007
Investment in Bluegreen Corporation	$112,672	111,321
Investments in joint ventures	3,731	5,615
BankAtlantic Bancorp investment in statutory business trusts	8,820	8,820
Woodbridge investment in statutory business trusts	2,565	2,565

	$127,788	128,321

          The Consolidated Statements of Operations include the following amounts for investments in unconsolidated affiliates (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Equity in earnings from Bluegreen	$1,211	1,357	1,737	3,101
Equity in earnings from joint ventures and statutory trusts	232	669	1,509	1,818

Equity in earnings from unconsolidated affiliates	$1,443	2,026	3,246	4,919

          At June 30, 2008, Woodbridge owned approximately 9.5 million shares of the common stock of Bluegreen representing approximately 31% of its outstanding common stock. Woodbridge accounts for its investment in Bluegreen under the equity method of accounting.
          At June 30, 2008, Woodbridge’s investment in Bluegreen was approximately $112.7 million and its trading value of the shares of Bluegreen’s common stock owned by Woodbridge was $57.6 million based on the closing price of Bluegreen’s common stock on the New York Stock Exchange of $6.05 per share on June 30, 2008. Woodbridge valued Bluegreen’s common stock using a market approach valuation technique and inputs categorized as Level 1 inputs under SFAS No. 157.
          During the quarter ended March 31, 2008, Woodbridge performed an impairment review of its investment in Bluegreen in accordance with Emerging Issues Task Force (“EITF”) No. 03-1, Accounting Principles Board Opinion No. 18 and Securities and Exchange Commission Staff Accounting Bulletin No. 59 to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors relating to the performance of Bluegreen, Bluegreen’s then-current stock price, and management’s intention with regard to this investment, Woodbridge determined that the impairment associated with the investment in Bluegreen was not an other than temporary decline and accordingly, no adjustment to the carrying value was recorded.
          On July 21, 2008, Bluegreen announced that it had entered into a non-binding letter of intent for the sale of 100% of its outstanding common stock for $15 per share. The letter of intent provides for a due diligence and exclusivity period through September 15, 2008. There can be no assurance that the transaction will be consummated on the proposed terms, if at all, however, the proposed terms indicate that the value of the shares of Bluegreen’s common stock owned by Woodbridge exceeds the current book value of such shares. Accordingly, Woodbridge has determined that there is currently no impairment associated with its investment in Bluegreen.
          Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
Total assets	$1,128,644	1,039,578

Total liabilities	$715,195	632,047
Minority interest	24,581	22,423
Total shareholders’ equity	388,868	385,108

Total liabilities and shareholders’ equity	$1,128,644	1,039,578

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues and other income	$151,603	170,972	290,955	317,630
Cost and other expenses	144,726	162,739	280,989	299,161

Income before minority interest and provision for income taxes	6,877	8,233	9,966	18,469
Minority interest	1,320	1,633	2,158	3,267

Income before provision for income taxes	5,557	6,600	7,808	15,202
Provision for income taxes	(2,112)	(2,508)	(2,967)	(5,777)

Net income	$3,445	4,092	4,841	9,425

11. Other Debt and Development Bonds Payable
          In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this line of credit at the date of termination. The lender agreed to continue to honor two construction loans to a subsidiary of Core totaling $9.0 million as of June 30, 2008. There were no changes to the maturity dates of the two construction loans. In July 2008, Core refinanced these construction loans for $9.1 million. The terms of the new loan agreement call for a maturity date of July 2010 with a one year extension.
          Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. On June 27, 2008, Core modified this loan agreement. The loan modification agreement terminated the revolving feature of the loan and reduced a $19.3 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008 with the remaining $12.0 million due in November 2008. Additionally, the loan modification agreement reduced the extension term from an extension period of one year to an extension period of up to two 3-month periods upon compliance with the conditions set forth in the loan modification agreement, including a minimum $5 million principal reduction with each extension. The February 28, 2009 maturity date of the loan was not modified in the loan modification agreement.
          In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core is required to pay the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
          Core’s bond financing at June 30, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $102.4 million. Further, at June 30, 2008, there was approximately $110.4 million available under these bonds to fund future development expenditures. Bond obligations at June 30, 2008 mature in 2035 and 2040. As of June 30, 2008, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three and six months ended June 30, 2008, Core recorded approximately $163,000 and $268,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, "Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At June 30, 2008, the liability related to developer obligations was $3.5 million. This liability is included in the liabilities related to assets held for sale in the accompanying Consolidated Statements of Financial Condition as of June 30, 2008, and includes amounts associated with Core’s ownership of the property.
12. Noncontrolling Interest
          At June 30, 2008, BFC’s economic ownership interest in BankAtlantic Bancorp and Woodbridge was 23.5% and 20.6%, respectively, and the recognition by BFC of the financial results of BankAtlantic Bancorp and Woodbridge is determined based on the percentage of BFC’s economic ownership interest in those entities. The portion of income or loss in those subsidiaries not attributable to BFC’s economic ownership interests is classified in the financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income or loss in the financial statements.
          The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	June 30,	December 31,
	2008	2007
BankAtlantic Bancorp	$312,175	351,148
Woodbridge	191,076	207,138
Joint venture partnership	329	664

	$503,580	558,950

13. Stock Compensation
          BFC (excluding BankAtlantic Bancorp and Woodbridge) has a stock based compensation plan (the “2005 Stock Incentive Plan”) under which restricted unvested stock, incentive stock options and non-qualifying stock options are awarded to officers, directors and employees. The 2005 Stock Incentive Plan provides up to 3,000,000 shares of Class A Common Stock which may be issued through restricted stock awards and upon the exercise of options granted under the 2005 Stock Incentive Plan. BFC may grant incentive stock options only to its employees (as defined in the 2005 Stock Incentive Plan). BFC may grant non-qualified stock options and restricted stock awards to directors, independent contractors and agents as well as employees.
          On June 2, 2008, the Board of Directors granted to non-employee directors 120,480 shares of restricted Class A Common Stock and non-qualifying stock options to acquire 252,150 shares of Class A Common Stock. The restricted stock will vest monthly over a 12-month service period. The non-qualifying stock options were vested on the date of grant, have a ten-year term and have an exercise price of $0.83 which was equal to the market value of the Class A Common Stock on the date of grant. In June 2008, non-employee director compensation expense of approximately $100,000 was recognized in connection with the non-qualifying stock option grants.

          The option model used to calculate the fair value of the options granted was the Black-Scholes model, the table below presents the weighted average assumptions used to value options granted to employees and non-employees directors for the six months ended June 30, 2008 and 2007. No options were granted to employees during the six months ended June 30, 2008.
Non-Employees

	Weighted Average
	2008	2007
Volatility	50.81%	43.05%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.00	5.00
Risk-free rate	3.35%	4.89%
Option value	$0.40	$1.99
Employees

Weighted Average
2007
Expected volatility	43.05%
Expected dividends	0.00%
Expected term (in years)	7.5
Average risk-free interest rate	4.94%
Option value	$2.43
          The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2007	1,723,217	$5.07	6.31	$—
Exercised	0	0.00
Forfeited	(177,407)	4.08
Expired	0	0.00
Granted	252,150	0.83

Outstanding at June 30, 2008	1,797,960	$4.57	6.86	$—

Exercisable at June 30, 2008	881,158	$1.89	6.33	$—

Available for grant at June 30, 2008	2,015,804

          The weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.40, and $2.34, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $328,000. No options were exercised during the six months ended June 30, 2008.
          Total unearned compensation cost related to BFC’s (excluding BankAtlantic Bancorp and Woodbridge) unvested stock options was $2.7 million at June 30, 2008. The cost is expected to be recognized over a weighted average period of 1.92 years.
          The following is a summary of BFC’s (excluding BankAtlantic Bancorp and Woodbridge) restricted stock activity:

	Unvested	Weighted
	Restricted	Average
	Stock	Fair Value
Outstanding at December 31, 2007	$9,384	1.51
Granted	120,480	0.83
Vested	(19,424)	1.13
Forfeited	—	—

Outstanding at June 30, 2008	$110,440	0.75

          BFC’s share-based compensation expense (excluding BankAtlantic Bancorp and Woodbridge) for the three and six months ended June 30, 2007 was $299,000 and $545,000 respectively, compared to $319,000 and $527,000 during the same 2007 periods, respectively.
14. Interest Expense
          The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2008	2007	2008	2007
Interest expense	$37,428	60,717	83,429	119,273
Interest capitalized	(2,460)	(12,893)	(4,780)	(25,219)

Interest expense, net	$34,968	47,824	78,649	94,054

15. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
          Commitments and financial instruments with off-balance sheet risk consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
BFC Activities
Guaranty agreements	$38,000	59,112
Financial Services
Commitments to sell fixed rate residential loans	19,628	21,029
Commitments to sell variable rate residential loans	394	1,518
Commitments to purchase variable rate residential loans	—	39,921
Commitments to purchase fixed rate residential loans	—	21,189
Commitments to purchase commercial loans	6,600	—
Commitments to originate loans held for sale	14,859	18,344
Commitments to originate loans held to maturity	69,579	158,589
Commitments to extend credit, including the undisbursed portion of loans in process	790,250	992,838
Standby letters of credit	21,029	41,151
Commercial lines of credit	82,325	96,786
Real Estate Development
Continued Agreement of Indemnity- surety bonds	11,960	—
BFC Activities
          On March 31, 2008, the membership interests of two of the Company’s indirect subsidiaries in two South Florida shopping centers were sold to an unaffiliated third party. In connection with the sale of the membership interests, BFC was relieved of its guarantee related to the loans secured by the shopping centers, and BFC believes that any possible remaining obligations are both remote and immaterial.
          A wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”) has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida, and in connection with the purchase of such office building, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 36.1% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property.

          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 20.5% of the current indebtedness collateralized by the commercial properties.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. In connection with the purchase of the office building by the limited liability company, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
          There were no obligations associated with the above guarantees recorded in the financial statements, based on the assets collateralizing the indebtedness, the indemnification from the unaffiliated members and the limit of the specific obligations to non-financial matters.
Financial Services
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $13.6 million at June 30, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $7.4 million at June 30, 2008. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2008 and December 31, 2007 was $23,000 and $38,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Real Estate Development
          At June 30, 2008, Woodbridge had outstanding surety bonds and letters of credit of approximately $7.7 million related primarily to its obligations to various governmental entities to construct improvements in its various communities. Woodbridge estimates that approximately $4.8 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreements. As of June 30, 2008, Woodbridge had a $1.1 million surety bonds accrual related to certain bonds which management of Woodbridge considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the three and six months ended June 30, 2008, Woodbridge reimbursed the surety $367,000 and $532,000, respectively, in accordance with the indemnity agreement for bond claims paid during the period. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. It is unlikely that Woodbridge would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay.

16. Certain Relationships and Related Party and Affiliate Transactions
          BFC is the controlling shareholder of BankAtlantic Bancorp and Woodbridge. BFC also has a direct non-controlling interest in Benihana and, through Woodbridge, an indirect ownership interest in Bluegreen. Collectively, the Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and the Company’s Vice Chairman, John E. Abdo own or control shares representing a majority of BFC’s total voting power, both of whom are also directors of the Company, and executive officers and directors of Woodbridge, BankAtlantic Bancorp and BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen. Mr. Abdo is also a director of Benihana.
          The following table presents BFC, BankAtlantic Bancorp, Woodbridge and Bluegreen related party transactions at June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007. Amounts related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements.

				BankAtlantic
(In thousands)			BFC	Bancorp	Woodbridge	Bluegreen
For the three months ended June 30, 2008
Shared service income (expense)	(a	)	$891	(452)	(321)	(118)
Other — facilities (expense) income	(a	)	(86)	127	(62)	21
Interest income (expense)	(b	)	$2	(11)	9	—
For the three months ended June 30, 2007
Shared service income (expense)	(a	)	$715	(357)	(233)	(125)
Other — facilities (expense) income	(a	)	(57)	44	—	13
Interest income (expense)	(b	)	$10	(39)	29	—

For the six months ended June 30, 2008
Shared service income (expense)	(a	)	$1,389	(716)	(467)	(206)
Other — facilities (expense) income	(a	)	(149)	177	(62)	34
Interest income (expense)	(b	)	$7	(37)	30	—
For the six months ended June 30, 2007
Shared service income (expense)	(a	)	$1,488	(751)	(494)	(243)
Other — facilities (expense) income	(a	)	(110)	84	—	26
Interest income (expense)	(b	)	$21	(90)	69	—

At June 30, 2008
Cash and cash equivalents (securities sold agreements to repurchase/interest bearing deposits)	(b	)	$285	(55,964)	55,679	—
Shared service receivable (payable)			$393	(152)	(136)	(105)
At December 31, 2007
Cash and cash equivalents (securities sold under agreements to repurchase)	(b	)	$1,217	(7,335)	6,118	—
Shared service receivable (payable)			$312	(89)	(119)	(104)

(a)	Pursuant to the terms of shared service arrangement between BFC, BankAtlantic Bancorp and Woodbridge, BFC provides shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the estimated usage of the respective services. Also, as part of the shared service arrangement, the Company pays BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

In May 2008, BFC and BFC Shared Service Corporation (“BFC Shared Service”), a wholly-owned subsidiary of BFC, entered into office lease agreements with BankAtlantic under which BFC and BFC Shared Service pay BankAtlantic an annual rent of approximately $294,000 for office space in BankAtlantic’s corporate headquarters. In May 2008, BFC also entered into an office sub-lease agreement with Woodbridge for office space in BankAtlantic’s corporate headquarters pursuant to which Woodbridge will pay BFC an annual rent of approximately $152,000.

In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support at a cost of $10,000 per month and a one-time set-up charge of $20,000. During the three and six months ended June 30, 2008, Woodbridge paid BankAtlantic approximately $17,000 related to the one-time set up charge and approximately $13,000 related to the monthly hosting fee.

(b)	BFC and Woodbridge entered into securities sold under agreements to repurchase transactions with BankAtlantic in the aggregate of $0.3 million and $7.3 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, Woodbridge maintained funds in a money market account at BankAtlantic in the amount of $55.7 million. As of August 11, 2008, Woodbridge’s balance in money market accounts and securities sold under repurchase agreements at BankAtlantic is approximately $3.7 million. For the three and six months ended June 30, 2008, approximately $11,000 and $37,000 of interest was recognized in connection with the above, as compared to $39,000 and $90,000 during the same 2007 periods. These transactions have similar terms as BankAtlantic agreements with unaffiliated parties.
          BankAtlantic Bancorp, prior to the spin-off of Woodbridge in 2003, issued options to acquire shares of BankAtlantic Bancorp’s Class A common stock to employees of Woodbridge. Additionally, employees of BankAtlantic Bancorp have been transferred to affiliate companies, and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the six months ended June 30, 2007, certain of these former employees exercised 13,062 of options to acquire BankAtlantic Bancorp Class A common stock at a weighted average exercise price of $8.56. No former employees exercised options during the six months ended June 30, 2008.
          Options outstanding to BankAtlantic Bancorp former employees, who are now employees of affiliate companies, consisted of the following as of June 30, 2008:

	BankAtlantic Bancorp
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	268,943	$9.69
Options nonvested	68,050	$18.57
          During the years ended December 31, 2007 and 2006, BankAtlantic Bancorp issued to BFC employees who perform services for BankAtlantic Bancorp options to acquire 49,000 and 50,300 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $9.38 and $14.69, respectively. These options vest in five years and expire ten years from the grant date. Service provider expense of $17,000 and $36,000 was recorded for the three and six months ended June 30, 2008, respectively, compared to $15,000 and $27,000 for the same periods in 2007.
          Certain of the Company’s affiliates, including its executive officers, have in the past independently made investments with their own funds in both public and private entities that the Company sponsored in 2001 and in which it holds investments.
          Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,302 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to be the controlling shareholder of Florida Partners Corporation with beneficial ownership of approximately 44.5% of its outstanding stock and is also a member of its Board of Directors.
          On November 19, 2007, BFC’s shareholders approved the merger of I.R.E Realty Advisory Group, Inc. (“I.R.E. RAG”), a 45.5% subsidiary of BFC, with and into BFC. The sole assets of I.R.E. RAG were 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock. In connection with the merger, the shareholders of I.R.E. RAG, other than BFC, received an aggregate of approximately 2,601,300 shares of BFC Class A Common Stock and 273,000 shares of BFC Class B Common Stock, representing their respective pro rata beneficial ownership interests in I.R.E. RAG’s BFC shares, and the 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock that were held by I.R.E. RAG were canceled. The shareholders of I.R.E. RAG, other than BFC, were Levan Enterprises, Ltd. and I.R.E. Properties, Inc., each of which is an affiliate of Alan B. Levan, Chief Executive Officer, President and Chairman of the Board of Directors of BFC. The transaction was consummated on November 30, 2007.

17. Loss Per Common Share
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
          Prior to the merger of I.R.E. RAG, their ownership of 4,764,285 shares of the Company’s Class A Common Stock and 500,000 shares of the Company’s Class B Common Stock were considered outstanding, but because the Company owned 45.5% of the outstanding common stock of I.R.E. RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock were eliminated from the number of shares outstanding for purposes of computing earnings per share.
          The merger neither increased the number of shares of BFC Class A Common Stock or Class B Common Stock outstanding nor changed the outstanding shares for calculating earnings (loss) per share.
          The following reconciles the numerators and denominators of the basic and diluted loss per common share computation for the three and six month periods ended June 30, 2008 and 2007 (in thousands, except per share data).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic loss per share
Numerator:
Loss from continuing operations allocable to common stock	$(5,236)	(3,097)	(11,630)	(4,910)
Discontinued operations, net of taxes	132	(4)	467	1,048

Net loss allocable to common shareholders	$(5,104)	(3,101)	(11,163)	(3,862)

Denominator:
Basic weighted average number of common shares outstanding	45,112	33,451	45,108	33,458

Basic (loss) earnings per share:
Loss per share from continuing operations	$(0.12)	(0.09)	(0.26)	(0.15)
Earnings per share from discontinued operations	—	—	0.01	0.03

Basic loss per share	$(0.12)	(0.09)	(0.25)	(0.12)

Diluted loss per share
Numerator
Loss from continuing operations allocable to common stock	$(5,236)	(3,097)	(11,630)	(4,910)
Effect of securities issuable by subsidiaries	—	(5)	—	(31)

Loss allocable to common stock after assumed dilution	$(5,236)	(3,102)	(11,630)	(4,941)

Discontinued operations, net of taxes	$132	(4)	467	1,048
Effect of securities issuable by subsidiaries	—	—	—	—

Discontinued operations, net of taxes after assumed dilution	$132	(4)	467	1,048

Net loss allocable to common stock after assumed dilution	$(5,104)	(3,106)	(11,163)	(3,893)

Denominator
Diluted weighted average number of common shares outstanding	45,112	33,451	45,108	33,458

Diluted loss per share
Loss per share from continuing operations	$(0.12)	(0.09)	(0.26)	(0.15)
Earnings per share from discontinued operations	—	—	0.01	0.03

Diluted loss per share	$(0.12)	(0.09)	(0.25)	(0.12)

          During the three months ended June 30, 2008 and 2007, 1,619,686 and 1,348,375, respectively, and during the six months ended June 30, 2008 and 2007, 1,615,294 and 1,127,722 respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.

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
          BFC’s parent company unaudited condensed statements of financial condition at June 30, 2008 and December 31, 2007, unaudited condensed statements of operations for the three and six month periods ended June 30, 2008 and 2007 and unaudited condensed statements of cash flows for six months ended June 30, 2008 and 2007 are shown below (in thousands):
Parent Company Condensed Statements of Financial Condition — Unaudited

	June 30,	December 31,
	2008	2007
Assets

Cash and cash equivalents	$14,403	17,999
Investment securities	819	862
Investment in Benihana	20,000	20,000
Investment in venture partnerships	428	864
Investment in BankAtlantic Bancorp	96,031	108,173
Investment in Woodbridge	50,595	54,637
Investment in and advances to wholly-owned subsidiaries	2,691	1,578
Loans receivable	—	3,782
Other assets	1,145	906

Total assets	$186,112	208,801

Liabilities and Shareholders’ Equity

Advances from and negative basis in wholly-owned subsidiaries	$1,088	3,174
Other liabilities	6,786	7,722
Deferred income taxes	6,092	13,868

Total liabilities	13,966	24,764

Total shareholders’ equity	172,146	184,037

Total liabilities and shareholders’ equity	$186,112	208,801

Parent Company Condensed Statements of Operations — Unaudited

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues	$615	1,872	1,137	2,431
Expenses	2,169	2,276	4,813	4,190

(Loss) before earnings (loss) from subsidiaries	(1,554)	(404)	(3,676)	(1,759)
Equity in (loss) earnings of BankAtlantic Bancorp	(4,557)	2,588	(10,342)	2,111
Equity in loss of Woodbridge	(1,998)	(9,646)	(4,358)	(9,484)
Equity in (loss) earnings of other subsidiaries	(203)	109	(117)	124

Loss before income taxes	(8,312)	(7,353)	(18,493)	(9,008)
Benefit for income taxes	(3,263)	(4,443)	(7,238)	(4,473)

Loss from continuing operations	(5,049)	(2,910)	(11,255)	(4,535)
Equity in subsidiaries’ discontinued operations, net of tax	132	(4)	467	1,048

Net loss	(4,917)	(2,914)	(10,788)	(3,487)
5% Preferred Stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(5,104)	(3,101)	(11,163)	(3,862)

Parent Company Statements of Cash Flow — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2008	2007
Operating Activities:
Net cash used in operating activities	$(3,754)	(3,475)

Investing Activities:
Proceeds from sale of investment in real estate limited partnership	—	1,000
Proceeds from the sale of securities	—	1,336
Distribution from partnership	533	—

Net cash provided by investing activities	533	2,336

Financing Activities:
Proceeds from the issuance of Class B Common Stock upon exercise of stock options	—	187
5% Preferred Stock dividends paid	(375)	(375)

Net cash used in financing activities	(375)	(188)

Decrease in cash and cash equivalents	(3,596)	(1,327)
Cash at beginning of period	17,999	17,815

Cash at end of period	$14,403	16,488

Supplementary disclosure of non-cash investing and financing activities
Net decrease (increase) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$329	(246)
Decrease in accumulated other comprehensive income, net of taxes	(1,651)	(269)
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	121
          Cash dividends received from subsidiaries for the six months ended June 30, 2008 and 2007 were $132,000 and $1.1 million, respectively.
          In June 2008, BFC (the parent company) increased its investment in a wholly-owned subsidiary by converting a $3.7 million note receivable that was due from a wholly-owned subsidiary into equity in that subsidiary.
19. Income Taxes
          BankAtlantic Bancorp and Woodbridge are not included in the Company’s consolidated tax return. At June 30, 2008, the Company (excluding BankAtlantic Bancorp and Woodbridge) had estimated state and federal net operating loss (“NOLs”) carryforwards of approximately $82.2 million. As the Company is not expected to generate taxable income from operations in the foreseeable future, the Company has plans to implement a planning strategy to utilize NOLs that are scheduled to expire. If the strategy is implemented, the Company would begin selling shares of BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize the $3.3 million of NOLs expected to expire in 2008. The Company would then repurchase a sufficient number of shares to substantially maintain its ownership of BankAtlantic Bancorp. If the stock price on sale is lower than the Company’s book basis at the time of sale, a loss will be recognized and reflected in the Company’s results of operations. Based on the current stock price of BankAtlantic Bancorp Class A Common Stock, the Company’s management has determined that it is not possible to implement the strategy at this time and will re-evaluate its position at the end of the third quarter of 2008.
          BankAtlantic Bancorp evaluates the need for a deferred tax asset valuation allowance quarterly. Based on its evaluation as of June 30, 2008, a valuation allowance was required in the amount of $6.2 million as it was more likely than not that certain State net operating loss carry forwards included in BankAtlantic Bancorp’s deferred tax assets will not be realized. Although BankAtlantic Bancorp incurred substantial losses before income taxes for the year ended December 31, 2007 and for the six months ended June 30, 2008, management of BankAtlantic Bancorp believes that it is more likely than not that BankAtlantic Bancorp will have sufficient taxable income in future years to realize its remaining net deferred income tax asset. Management of BankAtlantic Bancorp believes that these losses primarily reflect the deteriorating Florida real estate market that led to significant charge-offs and provisions for loan losses in BankAtlantic’s commercial residential real estate and consumer home equity loan portfolios. Management of BankAtlantic Bancorp believes that it will realize its net deferred tax asset over the allowable carry forward period. However, if future events change management’s assumptions and estimates regarding BankAtlantic Bancorp’s future earnings, a significant deferred tax asset valuation allowance may have to be established.
          Due to Woodbridge’s large losses in 2007 and expected taxable losses in the foreseeable future, at this time, Woodbridge does not believe it will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset. Accordingly in 2008, Woodbridge recorded a valuation allowance for those deferred tax assets that are not expected to be recovered in the future.
          Wood bridge and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and South Carolina. Woodbridge has effectively settled all U.S. federal income tax matters for years through 2004. All years subsequent to these closed periods remain open and subject to examination.
          At June 30, 2008, Woodbridge had $2.4 million in unrecognized tax benefits related to the implementation of FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”. ). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
20. Goodwill
          Goodwill is tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill may be tested more frequently if certain conditions are met. As a result of the adverse real estate market conditions, BankAtlantic performed an interim goodwill impairment test for its reporting units as of June 30, 2008. The results of this test indicated that goodwill was not impaired. If market conditions deteriorate further in the Florida real estate markets or if competition increases in the banking environment in Florida, we may be required to record a goodwill impairment charge in subsequent periods.
21. New Accounting Pronouncements
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

          In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.
          In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No,. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the first quarter of 2009. SFAS No. 161 expands derivative disclosure on the annual and interim reporting period. Management does not believe that the implementation of SFAS No. 161 will impact the Company’s financial statements.
          In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company has not yet determined the impact, if any, that the adoption of SFAS No. 162 will have on its consolidated financial statements.
22. Litigation
          On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of Woodbridge’s securities against Woodbridge and certain of its officers and directors, asserting claims under the federal securities laws and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of Woodbridge’s securities during the period beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning Woodbridge’s financial results, prospects and condition. Woodbridge intends to vigorously defend this action.
          The Company is a party to additional various claims and lawsuits which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows.

23. Financial Information of Levitt and Sons
          As described in Note 1 above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Woodbridge’s subsidiary”, is reflected as a single amount on the Company’s Consolidated Statements of Financial Condition as a $55.2 million liability as of June 30, 2008 and December 31, 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
          On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (the “Chapter 11 Admin. Expense Motion”), thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of Woodbridge for administrative costs relating to certain services and benefits provided by Woodbridge in favor of the Debtors (the “Post Petition Services”). While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the payment of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, Woodbridge has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to Woodbridge in the Chapter 11 Cases. The unsecured pre-petition claims of Woodbridge scheduled by the Debtors are approximately $67.3 million and the secured pre-petition claim scheduled by the Debtors is approximately $460,000. Since the Chapter 11 Cases were filed, Woodbridge has also incurred certain administrative costs related to the Post Petition Services, these costs amounted to $591,000 and $1.6 million in the three and six months ended June 30, 2008. Additionally, as disclosed in Note 15, in the six months ended June 30, 2008, Woodbridge reimbursed a Levitt and Sons surety for $532,000 of bond claims paid by the surety. The payment by the Debtors of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to recovery by creditors in the Chapter 11 Cases. Woodbridge has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, Woodbridge implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of June 30, 2008, which totaled approximately $3.0 million as of that date, have assigned their unsecured claims to Woodbridge. It is highly unlikely that Woodbridge will recover these or any other amounts associated with its unsecured claims against the Debtors. Further, the Debtors have asserted certain claims against Woodbridge, including an entitlement to a portion of any federal tax refund which Woodbridge may receive as a consequence of losses experienced at Levitt and Sons in prior periods.
          On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge has agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge has agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee of Unsecured Creditors) have agreed to waive and release any claims they may have against Woodbridge and its affiliates. The Settlement Agreement is subject to a number of conditions, including the approval of the Bankruptcy Court. There is no assurance that the Settlement Agreement will be approved or the transactions contemplated by it completed. Upon such approval, if any, Woodbridge will make payments in accordance with the terms and conditions of the Settlement Agreement, recognize the cost of settlement and reverse the related liability into income.
          Since Levitt and Sons’ results are no longer consolidated with Woodbridge’s results, and Woodbridge believes it is not probable that it will be obligated to fund further losses related to its investment in Levitt and Sons, any material uncertainties related to Levitt and Sons’ ongoing operations are not expected to impact Woodbridge’s future financial results other than in connection with Woodbridge’s contractual obligations to third parties and payment of the settlement amount.
          Certain of the Debtor subsidiaries of Levitt and Sons have been provided with post-petition financing (“DIP Loans”) from a third-party lender (the “DIP

Lender”) which had financed such Debtors’ projects. Under the agreements for the DIP Loans, the DIP Loans are to be used for (i) the reimbursement of the DIP Lender’s costs and fees, (ii) the costs of managing and safeguarding the projects, (iii) the costs of making the projects ready for sale, (iv) the costs to complete the projects, (v) the general working capital needs of the Debtors related to the projects and (vi) such other costs and expenses related to the DIP Loans or the projects as the DIP Lender may elect. The Bankruptcy Court’s order approving the DIP Loans also approved the sales of homes in the projects with the net proceeds from such sales being applied towards the DIP Loans. The order also appointed a Chief Administrator to manage and supervise all administrative functions of these Debtors related to the projects in accordance with the scope of authority set forth in the DIP Loan agreements. These projects represent 87.5% of total assets, 66.1% of total liabilities and 35.1% of the shareholders deficit of Levitt and Sons at June 30, 2008.
          During the three and six months ended June 30, 2008, the DIP Loans financed construction and development activities, and selling, general and administrative expenses related to the projects, as well as the costs, fees and other expenses of the DIP Lender, including interest expense. Additionally, during the three and six months ended June 30, 2008, homes in the projects have been sold and closed, resulting in the receipt by the Debtors of sales proceeds. The Chief Administrator is maintaining the accounting records for these transactions in accordance with the DIP Loan agreements and as a result, financial information is not available to Woodbridge which could be used to record these transactions in accordance with generally accepted accounting principles in the United States on a basis consistent with Woodbridge’s accounting for similar transactions. Accordingly, these transactions have not been reflected in the financial information for Levitt and Sons included in this footnote. However, as described herein, due to the deconsolidation of Levitt and Sons from Woodbridge’s statements of financial condition and results of operations as of November 9, 2007, these transactions, and the omission of the results of these transactions, will not have an impact on Woodbridge’s financial condition or operating results.
          The following table summarizes Levitt and Sons’ consolidated statements of financial condition as of June 30, 2008 and December 31, 2007:
Levitt and Sons
Condensed Consolidated Statements of Financial Condition — Unaudited
(In thousands)

	June 30,	December 31,
	2008	2007
Assets
Cash	$6,558	5,365
Inventory	168,051	208,686
Property and equipment	50	55
Other assets	21,758	23,810

Total assets	$196,417	237,916

Liabilities and Shareholders’ Equity
Accounts payable and other accrued liabilities	$1,116	469
Due to Woodbridge	2,858	748
Liabilities subject to compromise (A)	327,944	354,748
Shareholder’s deficit	$(135,501)	(118,049)

Total liabilities and shareholder’s equity	$196,417	237,916

(A) Liabilities Subject to Compromise
          Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of June 30, 2008 and December 31, 2007 refer to both secured and unsecured obligations, including claims incurred prior to November 9, 2007. They represent the Debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.

          Liabilities subject to compromise at June 30, 2008 were as follows, (in thousands):

Accounts payable and other accrued liabilities	$57,884
Customer deposits	15,825
Due to Woodbridge	87,182
Deficiency claim associated with secured debt	36,800
Notes and mortgage payable	130,253

Total liabilities subject to compromise	$327,944

          The following table summarizes Levitt and Sons’ consolidated statements of operations for the three and six months ended June 30, 2008 and June 30, 2007:
Levitt and Sons
Condensed Consolidated Statements of Operations — Unaudited
(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues
Sales of real estate	$28,991	123,653	31,275	257,822
Other revenues	—	877	2	1,599

Total revenues	28,991	124,530	31,277	259,421

Costs and expenses
Cost of sales of real estate	39,048	171,006	40,973	278,609
Selling, general and administrative expenses	2,089	22,655	4,022	42,960

Total costs and expenses	41,137	193,661	44,995	321,569

Reorganization items, net	(2,875)	—	(4,860)	—
Other income, net of other expense	340	2,170	1,126	3,358

(Loss) income before income taxes	(14,681)	(66,961)	(17,452)	(58,790)
Provision for income taxes	—	13,949	—	10,738

Net (loss) income	$(14,681)	(53,012)	(17,452)	(48,052)

24. Other Matters
          In May 2008, the Company was notified by the NYSE Arca, Inc. that it did not have a market value of publicly held shares in excess of $15 million or an average closing price per share of its Class A Common Stock in excess of $1.00 for a consecutive 30 Trading-day period, as required for continued listing. The Company is considering effecting a reverse stock split during the third or fourth quarter of 2008 which, if consummated, would combine a predetermined number of shares of the Company’s Class A Common Stock into one share of Class A Common Stock and the same predetermined number of shares of the Company’s Class B Common Stock into one share of Class B Common Stock. The reverse stock split would proportionately reduce the number of authorized shares and the number of outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, but would not have any impact on a shareholder’s proportionate equity interest or voting rights in the Company. The Company is considering effecting the reverse stock split based on the continued listing requirements of the NYSE Arca. While the reverse stock split would potentially address issues with respect to the trading price of the Company’s Class A Common Stock, the exchange also requires a minimum market value of publicly held shares and excludes the value of shares held by large shareholders from that calculation. Given the current composition of the Company’s shareholders, it may be difficult for the Company to meet this requirement for continued listing. There is no assurance that the reverse stock split will be effected in the timeframe anticipated, or at all.
25. Subsequent Event
          On August 11, 2008, Woodbridge was notified by the New York Stock Exchange that Woodbridge did not have an average closing price per share of its Class A Common Stock in excess of $1.00 for a consecutive 30 trading-day period, as required for continued listing. Woodbridge intends to provide notification to the New York Stock Exchange of its intent to seek to cure the deficiency and the steps it will take to attempt to do so, which may include, among other actions, the contemplated reverse stock split described elsewhere in this report. If Woodbridge is unable to satisfy the requirement within time frame specified by the rules and regulations of the New York Stock Exchange, Woodbridge’s Class A Common Stock will be delisted from the exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Overview
          BFC Financial Corporation (“BFC” or the “Company”) (NYSE Arca: BFF) is a diversified holding company that invests in and acquires private and public companies in different industries. BFC’s current major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) (NYSE: BBX) and Woodbridge Holdings Corporation (formerly Levitt Corporation) and its wholly-owned subsidiaries (“Woodbridge”) (NYSE: WDG) and a noncontrolling interest in Benihana, Inc. (NASDAQ: BNHN), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries with the intent to hold the investments for the long term. Recently, BFC determined that the best potential for growth is likely through the growth of the companies it currently controls. Accordingly, rather than actively seeking additional direct investments, the Company intends to provide overall support for its controlled subsidiaries with a focus on the improved performance of the organization as a whole. During the quarter ended June 30, 2008, the Company aligned its staff to this goal by transferring approximately seven employees to its subsidiary in an effort to seek potentially greater value to the overall organization at that level.
          The Company’s primary activities relate to managing its investments. As of June 30, 2008, BFC had total consolidated assets of approximately $7.2 billion, including the assets of its consolidated subsidiaries, noncontrolling interest of $503.6 million and shareholders’ equity of approximately $172.1 million. The Company operates through four reportable segments; BFC Activities, Financial Services and two segments within its Real Estate Development Division. The Financial Services segment includes the results of operations of BankAtlantic Bancorp. The Real Estate Development Division includes Woodbridge’s results of operations and consists of two reportable segments — Land Division and Woodbridge Other Operations. In 2007, the Company operated through two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation.
          As a holding company with controlling positions in BankAtlantic Bancorp and Woodbridge, BFC is required under generally accepted accounting principles (GAAP) to consolidate the financial results of these companies. As a consequence, the financial information of both entities is presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Woodbridge are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. At June 30, 2008, BFC’s economic ownership interest in BankAtlantic Bancorp and Woodbridge was 23.5% and 20.6%, respectively, and the recognition by BFC of the financial results of BankAtlantic Bancorp and Woodbridge is determined based on the percentage of BFC’s economic ownership interest in those entities. The portion of income or loss in those subsidiaries not attributable to BFC’s economic ownership interests is classified in the financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income or loss in the financial statements.

          BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of June 30, 2008 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	8,329,236	16.25%	8.61%
Class B Common Stock	4,876,124	100.00%	47.00%
Total	13,205,360	23.53%	55.61%

Woodbridge
Class A Common Stock (1)	18,676,955	19.62%	6.98%
Class B Common Stock	1,219,031	100.00%	47.00%
Total	19,895,986	20.64%	53.98%

(1)	BFC’s percent of ownership includes, but BFC’s percent of vote excludes, 6,145,582 shares of Woodbridge’s Class A Common Stock which BFC agreed not to vote subject to certain limited exceptions in a letter agreement.
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
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that the performance of entities in which the Company has made investments may not be as anticipated;

•	that BFC is dependent upon dividends from its subsidiaries to fund its operations, and such dividends may not be paid;

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	that BFC shareholders’ interests may be diluted if additional shares of BFC common stock are issued;

•	the risk that our Class A Common Stock may be delisted from the NYSE Arca; and

•	the impact of periodic testing of goodwill, deferred tax assets, and other intangible assets for impairment.

With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:

•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services;

•	the impact of a continued downturn in the economy or a recession on BankAtlantic Bancorp’s business generally,

•	the ability of BankAtlantic to attract deposits, the ability of its customers to maintain account balances and the ability of BankAtlantic Bancorp’s borrowers to service their obligations;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp), of a sustained downturn in the real estate market and other changes in the real estate markets in BankAtlantic’s trade area, and where BankAtlantic’s collateral is located

•	the quality of BankAtlantic’s residential land acquisition and development loans (including “Builder land bank loans”) and home equity loans, and conditions in that market sector;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic’s allowance for loan losses and the potential impact on BankAtlantic’s maintenance of “well capitalized” ratios;

•	BankAtlantic Bancorp’s ability to successfully manage the loans held by the newly formed asset workout subsidiary;

•	the successful completion of a sale or joint venture of BankAtlantic Bancorp’s interests in the newly formed asset workout subsidiary in the future, and the risk that BankAtlantic Bancorp will continue to realize losses in that loan portfolio;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws, including their impact on the bank’s net interest margin;

•	BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs;

•	the success of BankAtlantic Bancorp’s expense discipline initiative and the ability to achieve additional cost savings;

•	the success of BankAtlantic’s store expansion program, and achieving growth and profitability at the stores in the time frames anticipated, if at all;

•	the risks and uncertainties associated with BankAtlantic Bancorp rights offering, including that, because of business, economic or market conditions or for any other reasons within BankAtlantic Bancorp’s discretion, BankAtlantic Bancorp may decide not to pursue the rights offering on the terms proposed, if at all, and that the rights offering may not be consummated; and the risks and uncertainties associated with BankAtlantic Bancorp’s reverse stock split, including that, because of business, economic or market conditions or for any other reasons within BankAtlantic Bancorp’s discretion, BankAtlantic Bancorp may decide not to effect the reverse stock split on the currently contemplated terms, if at all;

•	past performance, actual or estimated new account openings and growth rate may not be achieved; and

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing.
With respect to BFC’s subsidiary, Woodbridge, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting Woodbridge and its operations;

•	the market for real estate in the areas where Woodbridge has developments, including the impact of market conditions on Woodbridge’s margins;

•	the risk that the value of the property held by Core Communities, LLC (“Core Communities” or “Core”) may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries;

•	the impact of market conditions for commercial property and the extent to which the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;

•	continued declines in the estimated fair value of real estate inventory and the potential write-downs or impairment charges;

•	the impact of economic, competitive and other factors affecting Woodbridge and its operations;

•	the market for real estate in the areas where Woodbridge has developments, including the impact of market conditions on Woodbridge’s margins;

•	the risk that the value of the property held by Core Communities, LLC “Core Communities” or “Core”) may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries;

•	the impact of market conditions for commercial property and the extent to which the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;
•	the effects of increases in interest rates and the availability and cost of credit to buyers of Woodbridge’s inventory;

•	the risk that accelerated principal payments of debt obligations may result from re-margining or curtailment payment requirements;

•	the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	the risk that Woodbridge may be required to adjust the carrying value of its investment in Bluegreen and incur an impairment charge in a future period if the trading price of Bluegreen’s common stock does not increase from current levels

•	Woodbridge’s ability to access additional capital on acceptable terms, if at all;

•	the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ liquidation process on Woodbridge, as well as the potential impact of the assertion of claims against Woodbridge in connection with these proceedings, its results of operations and financial condition;

•	equity risks associated with a decline in the trading prices of Woodbridge’s equity securities;

•	the risk that creditors of Levitt and Sons may be successful in asserting claims against Woodbridge;

•	the risks relating to the Settlement Agreement, including, without limitation, that the conditions to consummation of the Settlement Agreement will not be met, that several creditors have indicated that they intend to object to the terms of the Settlement Agreement, that the Settlement Agreement will not be approved by the Bankruptcy Court when expected, or at all and that, in the event the Settlement Agreement is approved by the Bankruptcy Court, such approval will be appealed

•	the risk that the proposed acquisition of 100% of Bluegreen’s common stock will not be consummated on the terms proposed, or at all; and

•	Woodbridge’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Woodbridge with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of real estate held for development and sale and its impairment reserves, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of investments in unconsolidated subsidiaries, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, accounting for deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The ten accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) the valuation of real estate held for development and sale; (vii) the valuation of unconsolidated subsidiaries; (viii) accounting for deferred tax asset valuation allowance; (ix) accounting for contingencies; and (x) accounting for share-based compensation.

Summary of Consolidated Results of Operations by Business Segment
          The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
BFC Activities	$1,580	4,160	3,508	2,847
Financial Services	(19,363)	11,728	(43,927)	9,524
Real Estate Development	(9,916)	(58,195)	(21,635)	(57,216)

	(27,699)	(42,307)	(62,054)	(44,845)

Noncontrolling interest	(22,650)	(39,397)	(50,799)	(40,310)

Loss from continuing operations	(5,049)	(2,910)	(11,255)	(4,535)
Discontinued operations, less noncontrolling interest and income tax	132	(4)	467	1,048

Net loss	(4,917)	(2,914)	(10,788)	(3,487)
5% Preferred Stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common shareholders	$(5,104)	(3,101)	(11,163)	(3,862)

          Net loss for the three and six month periods ended June 30, 2008 was $4.9 million and $10.8 million, respectively, compared with net loss of $2.9 million and $3.5 million, respectively, for the same period in 2007.. Discontinued operations, net of income taxes and noncontrolling interest, include financial results of Ryan Beck and two of Core Communities’ commercial leasing projects as disclosed in Note 4 to our unaudited consolidated financial statements included under Item 1 of this report.
          The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Convertible Preferred Stock.
          The results of continuing operations from our business segments and related matters are discussed below.

Consolidated Financial Condition
Consolidated Assets and Liabilities
          Total assets at June 30, 2008 and December 31, 2007 were $7.2 billion and $7.1 billion, respectively. The significant changes in components of total assets from December 31, 2007 to June 30, 2008 are summarized below:
•	An increase in cash and cash equivalents of approximately $60.8 million which resulted from: (i) higher cash and cash equivalents of $184.0 million at BankAtlantic Bancorp, which resulted primarily from $144.0 million of higher federal funds sold and $29 million cash letter balances associated with daily cash management activities at BankAtlantic Bancorp, offset by (ii) a net decrease in cash and cash equivalents of $69.9 million at Woodbridge, which resulted from cash used in operations of $38.3 million, cash used in investing activities of $16.1 million and cash used in financing activities of $15.5 million, and (iii) a net decrease in cash and cash equivalents of $4.1 million at BFC, which resulted primarily from cash used in operations;

•	A decrease in securities available for sale reflecting BankAtlantic Bancorp’s sale of Stifel common stock and the liquidation of managed fund equity investments. This decrease in securities available for sale was offset in part by Woodbridge’s net acquisition of equity securities of $15.7 million;

•	A decrease in investment securities at cost reflecting BankAtlantic Bancorp’s sale of Stifel common stock and certain private equity investments;

•	Increase in tax certificate balances in BankAtlantic primarily due to the acquisition of $225 million tax certificates in Florida during the 2008 second quarter;

•	Higher investment in FHLB stock at BankAtlantic related to increases in FHLB advance borrowings;

•	A decline in BankAtlantic’s loan receivable balances associated with lower purchased residential loan balances, significant charge-offs of commercial loans partially offset by higher home equity loan balances;

•	An increase in inventory of real estate held for development and sale primarily associated with an increase in Woodbridge’s inventory of real estate in the land division. This increase in inventory of real estate was partially offset by lower real estate inventory held by BankAtlantic development and a decline in assets held for sale at BankAtlantic due to property sales and $1.4 million of impairments recognized during the 2008 second quarter;

•	Decrease in office properties and equipment due to the completion of the sale of BankAtlantic’s Central Florida stores to an unrelated financial institution during the 2008 second quarter;

•	An increase in deferred tax asset, net reflecting BankAtlantic’s operating loss during the six months ended June 30, 2008 and lower unrealized gains with respect to securities available for sale; and

•	An increase in other assets primarily resulting from BankAtlantic’s sales of agency and equity securities pending settlement.
            The Company’s total liabilities at June 30, 2008 and December 31, 2007 were $6.5 billion and $6.4 billion, respectively. The significant changes in components of total liabilities from December 31, 2007 to June 30, 2008 are summarized below:
•	Higher non-interest-bearing deposit balances primarily due to an increase in accounts and higher average customer balances in checking accounts;

•	Lower interest-bearing deposit balances primarily associated with lower high yield savings and certificate account balances primarily due to the competitive environment in BankAtlantic’s markets;

•	An increase in BankAtlantic FHLB borrowings in order to maintain higher cash balances associated with daily cash management activities;

•	A decrease in Woodbridge’s notes and mortgage notes payable of $16.9 million primarily due to a curtailment payment made in connection with a development loan collateralized by land in Tradition Hilton Head; and

•	A decrease in other liabilities which primarily resulted from BankAtlantic’s December 2007 purchase of $18.9 million of securities pending settlement in January 2008.

Noncontrolling Interest
          The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	June 30,	December 31,
	2008	2007
BankAtlantic Bancorp	$312,175	351,148
Woodbridge	191,076	207,138
Joint Venture Partnership	329	664

	$503,580	558,950

NEW ACCOUNTING PRONOUNCEMENTS.
          See Note 21 to our unaudited consolidated financial statements included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

BFC Activities
BFC Activities
          The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge and its subsidiaries. This segment includes the arrangement between BFC, BankAtlantic Bancorp, Woodbridge and Bluegreen for shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services, as well as BFC’s overhead expenses, interest income and dividend income from BFC’s investment in Benihana’s convertible preferred stock, the financial results of a venture partnership that BFC controls, and financial results from BFC/CCC, Inc (formerly Cypress Creek Capital, Inc.) (“BFC/CCC”). During the quarter ended June 30, 2008, the Company brought its staff in line with its anticipated activities by transferring approximately seven employees to Woodbridge where the individuals can potentially provide greater value to the overall organization.
          The BFC Activities segment also includes BFC’s provision (benefit) for income taxes, including the tax provision (benefit) related to the Company’s interest in the earnings or losses of BankAtlantic Bancorp and Woodbridge. BankAtlantic Bancorp and Woodbridge are consolidated in BFC’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in BFC’s Financial Services segment. The Company’s earnings and losses in Woodbridge in 2008 are included in two reportable segments, which are Land Division and Woodbridge Other Operations. In 2007 Woodbridge’s earnings and losses included two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which have been eliminated as a result of Levitt and Sons’ deconsolidation following its bankruptcy filing.
          At June 30, 2008, BFC had 9 employees dedicated to BFC operations and 29 employees providing shared services to BFC and the affiliate companies. At June 30, 2007, BFC had 12 employees dedicated to BFC operations, 10 employees in BFC/CCC, and 26 employees providing shared services to BFC and the affiliate companies.
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months Ended		Change	For the Six Months Ended		Change
	June 30,		2008 vs.	June 30,		2008 vs.
(In thousands)	2008	2007	2007	2008	2007	2007
Revenues
Interest and dividend income	$342	495	(153)	762	1,004	(242)
Securities activities	103	1,295	(1,192)	103	1,295	(1,192)
Other income	1,208	1,595	(387)	2,897	3,222	(325)

	1,653	3,385	(1,732)	3,762	5,521	(1,759)

Cost and Expenses
Interest expense	1	16	(15)	1	28	(27)
Employee compensation and benefits	2,344	2,750	(406)	5,504	5,494	10
Other expenses	936	922	14	1,934	1,644	290

	3,281	3,688	(407)	7,439	7,166	273

Equity loss from unconsolidated subsidiaries	(55)	—	(55)	(53)	—	(53)

Loss before income taxes	(1,683)	(303)	(1,380)	(3,730)	(1,645)	(2,085)
Benefit for income taxes	(3,263)	(4,463)	1,200	(7,238)	(4,492)	(2,746)
Noncontrolling interest	75	(5)	80	63	(8)	71

Income from continuing operations	$1,505	4,165	(2,660)	3,445	2,855	590

          The decrease in interest and dividend income during the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily related to lower interest rates and lower cash balances on deposit.
          In 2008, securities activities of $103,000 related to a gain on the sale of securities that were owned by a

BFC Activities
venture partnership that BFC controls. In 2007, BFC recognized a gain on the sale of securities of approximately $1.3 million.
          The decrease in other income during the three and six months ended June 30, 2008 as compared to the same periods in 2007 was primarily due to lower advisory fees earned by BFC/CCC partially offset by approximately $1.1 million in connection with the sale of its indirect membership interests in limited liability companies. Also, included in other income are shared service operations revenues. During the three and six months ended June 30, 2008 income from shared services operations were approximately $872,000 and $1.4 million, respectively, compared with $728,000 and $1.5 million, for the same periods in 2007. Shared services operations revenue related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements.
          The decrease in employee compensation and benefits during the three months ended June 30, 2008 as compared to the same period in 2007 was primarily due to transfer of seven employees to Woodbridge discussed above.
          The increase in other expenses during the six months ended June 30, 2008 compared to the same period in 2007 was due to an increase in recruiting fees, legal, professional and consulting fees.
          The decrease in the benefit for income taxes during the quarter ended June 30, 2008 was primarily attributable to a decline in our combined equity losses in BankAtlantic Bancorp and Woodbridge which were approximately $6.6 million in 2008, as compared to $7.1 million in 2007. The increase in the benefit for income taxes during the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the combined equity losses in BankAtlantic Bancorp and Woodbridge of approximately $14.7 million in 2008 as compared to $7.4 million in 2007.
Liquidity and Capital Resources of BFC
          The following table provides cash flow information for the BFC Activities segment (in thousands):

	For the Six Months Ended
	June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$(4,356)	(2,059)
Investing activities	672	1,653
Financing activities	(385)	(199)

Decrease in cash and cash equivalents	(4,069)	(605)
Cash and cash equivalents at beginning of period	18,898	18,176

Cash and cash equivalents at end of period	$14,829	17,571

          The primary sources of funds to the BFC Activities segment for the six months ended June 30, 2008 and 2007 (without consideration of BankAtlantic Bancorp’s or Woodbridge’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Revenues from shared services activities for affiliated companies;

•	Dividends from Benihana;

•	Venture partnership distributions;

•	Revenues from BFC/CCC advisory fees;

•	Proceeds from the sale of BFC/CCC’s indirect membership interests in limited liability companies; and

•	Dividends from BankAtlantic Bancorp.

BFC Activities
Funds were primarily utilized by BFC to:
•	Pay dividends on the Company’s 5% Cumulative Convertible Preferred Stock; and

•	Fund BFC’s operating and general and administrative expenses, including shared services costs.
          The increase in cash used in operating activities during 2008 compared to 2007 was primarily the result of a decline in cash flow associated with lower BFC/CCC advisory fees and higher bonus expense at BFC/CCC associated with the sale of its indirect membership interests in limited liability companies.
          The decline in cash provided by investing activities during 2008 compared to 2007 was due primarily to the sale of equity securities in 2007 for approximately $1.3 million, partially offset in 2008 by the distribution of a venture partnership of approximately $533,000.
          The increase in cash used in financing activities during 2008 compared to 2007 was due to the payments of the Company’s 5% Cumulative Convertible Preferred Stock dividends in both years with an offset in 2007 related to the exercise of stock option receipts.
          On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock at an aggregate cost of no more than $10.0 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. It is anticipated that any share repurchases would be funded through existing cash balances. No shares to date were repurchased under this program.
          BFC expects to meet its short-term liquidity requirements generally through existing cash balances and cash dividends from Benihana. The Company expects to meet its long-term liquidity requirements through the foregoing, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
          The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of BankAtlantic Bancorp, and the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic had an accumulated deficit for 2006 and 2007, BankAtlantic is required to file an application seeking OTS approval prior to the payment of dividends to BankAtlantic Bancorp. While the OTS has approved dividends to date, the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice; there is no assurance that the OTS will approve future capital distributions from BankAtlantic. At June 30, 2008, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to holders of its Common Stock since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $0.005 per share on its Class A and Class B Common Stock. During the six months ended June 30, 2008, the Company received approximately $132,000 in dividends from BankAtlantic Bancorp.
          Woodbridge began paying quarterly dividends to its shareholders in July 2004 and continued paying dividends of $0.02 per share on its Class A and Class B Common Stock through the first quarter of 2007. The Company received approximately $66,000 in 2007. Woodbridge has not paid any dividends since the first quarter of 2007, and the Company does not anticipate that it will receive additional dividends from Woodbridge for the foreseeable future. Any future dividends are subject to approval by Woodbridge’s Board of Directors and will depend upon, among other factors, Woodbridge’s results of operations and financial condition.
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter.

BFC Activities
          On March 31, 2008, the membership interests of two of the Company’s indirect subsidiaries in two South Florida shopping centers were sold to an unaffiliated third party. In connection with the sale of the membership interests, BFC was relieved of its guarantee obligations related to the loans secured by the shopping centers, and BFC believes that any possible remaining obligations are both remote and immaterial.
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida, and in connection with the purchase of such office building, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 36.1% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property.
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 20.5% of the current indebtedness collateralized by the commercial properties.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. In connection with the purchase of the office building by the limited liability company, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
          There were no obligations associated with the above guarantees recorded in the financial statements, based on the assets collateralizing the indebtedness, the indemnification from the unaffiliated members and the limit of the specific obligations to non-financial matters.
          On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid dividends on the 5% Cumulative Convertible Preferred Stock of $187,500 on a quarterly basis. During the six months ended June 30, 2008, the Company paid $375,000 in dividends to the investor group.

Financial Services
(BankAtlantic Bancorp)
Financial Services
          Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2008 and 2007, respectively. The principal assets of the Company consist of its ownership of BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of a continued downturn in the economy or a recession on our business generally, as well as the ability of our borrowers to service their obligations and on our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company), of a sustained downturn in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our residential land acquisition and development loans (including “Builder land bank loans”) and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses and the potential impact on BankAtlantic’s maintenance of “well capitalized” ratios; BankAtlantic Bancorp’s ability to successfully manage the loans held by the newly formed asset workout subsidiary; the successful completion of a sale or joint venture of BankAtlantic Bancorp’s interests in the newly formed asset workout subsidiary in the future, and the risk that we will continue to realize losses in that loan portfolio; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense discipline initiatives and the ability to achieve additional cost savings; the success of BankAtlantic’s store expansion program, and achieving growth and profitability at the stores in the time frames anticipated, if at all; and the impact of periodic testing of goodwill, deferred tax assets and other assets for impairment; the risks and uncertainties associated with the rights offering, including that, because of business, economic or market conditions or for any other reasons within the Company’s discretion, the Company may decide not to pursue the rights offering on the terms proposed, if at all, and that the rights offering may not be consummated; and the risks and uncertainties associated with the reverse stock split, including that, because of business, economic or market conditions or for any other reasons within the Company’s discretion, the Company may decide not to effect the reverse stock split on the currently contemplated terms, if at all. Past performance, actual or estimated new account openings and growth may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with

Financial Services
(BankAtlantic Bancorp)
the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; and (iv) the accounting for deferred tax asset valuation allowance. For a more detailed discussion of these critical accounting policies other than the accounting for deferred tax valuation allowance see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Accounting for Deferred Tax Asset Valuation Allowance
          The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
          In evaluating the available evidence, management considered historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives. Changes in existing tax laws and future results differing from expectations may result in significant changes in the deferred tax assets valuation allowance.
          Based on our evaluation as of June 30, 2008, it appears more likely than not that a portion of the Company’s net deferred tax assets will not be realized. As a result of this determination a valuation allowance was required in the amount of $6.2 million and $5.5 million at June 30, 2008 and December 31, 2007, respectively, as it was management’s assessment that based on available information, it is more likely than not that certain State net operating loss carry forwards included in the Company’s deferred tax assets will not be realized. As of June 30, 2008 and December 31, 2007, our deferred tax assets net of the aforementioned valuation allowance were $64.3 million and $32.1 million, respectively. Management believes that the Company should be able to realize the current net deferred tax assets in future years; however, if future events differ from expectations, a substantial increase or decrease in the valuation allowance may be required to reduce or increase the deferred tax assets. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred tax assets that is expected to be realized in the future.

Financial Services
(BankAtlantic Bancorp)
Consolidated Results of Operations
          Income (loss) from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended June 30,
(In thousands)	2008	2007	Change

BankAtlantic	$(14,059)	10,405	(24,464)
Parent Company	(5,304)	1,323	(6,627)

Net (loss) income	$(19,363)	11,728	(31,091)

For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
          The substantial decrease in BankAtlantic’s earnings during the 2008 quarter primarily resulted from a $37.8 million provision for loan losses and $6.0 million of restructuring and impairment charges compared to a $4.9 million provision for loan losses and $1.1 million of impairment charges during the 2007 quarter. The significantly higher provision for loan losses reflects $14.5 million in commercial loan charge-offs concentrated in commercial residential real estate loans and a $14.8 million provision for loan losses relating to the consumer home equity loan portfolio. The consumer loan allowance was significantly increased during the 2008 second quarter as a result of the continued deterioration in the Florida residential real estate market and increased delinquency trends in this portfolio. The above reduction in earnings was partially offset by lower compensation and operating expenses reflecting management’s efforts to reduce non-interest expenses.
          The lower Parent Company earnings resulted from a $9.4 million provision for loan losses associated with the non-performing commercial loan portfolio held by the Parent Company’s asset workout subsidiary partially offset by improved net interest income and lower operating expenses. Non-performing loans at the Parent Company were charged down by $8.2 million and the allowance for loan losses was increased by $1.3 million as a result of reduced loan collateral values associated with declining Florida real estate market values. The improvement in net interest income primarily resulted from lower short-term interest rates during 2008 compared to 2007 as well as interest income earned on the loans held by the asset workout subsidiary.

	For the Six Months Ended June 30,
(In thousands)	2008	2007	Change

BankAtlantic	$(31,040)	11,044	(42,084)
Parent Company	(12,887)	(1,520)	(11,367)

Net (loss) income	$(43,927)	9,524	(53,451)

For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
          The 2008 period net loss was primarily the result of the items discussed above. BankAtlantic’s provision for loan losses was $80.7 million for the 2008 period compared to $12.4 million during the 2007 period. The decline in the Parent Company’s earnings reflects the $9.4 million provision for loan losses discussed above and a decline in gains on securities activities of $7.6 million during the 2008 period.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic Results of Operations
          Net interest income

	Average Balance Sheet — Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2008			June 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
( in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$4,470,868	61,466	5.50	$4,677,890	79,913	6.83
Investments — tax exempt	—	—	—	398,435	5,846 (1)	5.87
Investments — taxable	1,098,822	16,615	6.05	614,163	9,506	6.19

Total interest earning assets	5,569,690	78,081	5.61%	5,690,488	95,265	6.70%

Goodwill and core deposit intangibles	75,401			76,784
Other non-interest earning assets	433,038			436,982

Total Assets	$6,078,129			$6,204,254

Deposits:
Savings	$552,094	1,284	0.94%	$605,940	3,401	2.25%
NOW	941,964	1,898	0.81	782,018	1,749	0.90
Money market	617,013	2,427	1.58	677,545	4,789	2.84
Certificates of deposit	917,133	8,899	3.90	993,458	11,535	4.66

Total interest bearing deposits	3,028,204	14,508	1.93	3,058,961	21,474	2.82

Short-term borrowed funds	166,031	788	1.91	157,230	2,091	5.33
Advances from FHLB	1,389,835	12,433	3.60	1,344,855	18,102	5.40
Long-term debt	26,274	429	6.57	29,373	638	8.71

Total interest bearing liabilities	4,610,344	28,158	2.46	4,590,419	42,305	3.70
Demand deposits	878,906			989,434
Non-interest bearing other liabilities	45,770			50,800

Total Liabilities	5,535,020			5,630,653
Stockholder’s equity	543,109			573,601

Total liabilities and stockholder’s equity	$6,078,129			$6,204,254

Net tax equivalent interest income/ net interest spread		$49,923	3.15%		$52,960	3.00%

Tax equivalent adjustment		—			(2,046)

Net interest income		$49,923			$50,914

Margin
Interest income/interest earning assets			5.61%			6.70%
Interest expense/interest earning assets			2.03			2.98

Net interest margin (tax equivalent)			3.58%			3.72%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
          The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin, lower average interest earning assets, the competitive interest rate environment and an increase in interest-bearing liabilities.
          The decrease in the tax equivalent net interest margin primarily resulted from a significant decline in non-interest bearing demand deposit balances partially offset by an improvement in the tax equivalent net interest spread. The decline in demand deposit balances reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW accounts. The increase in the tax equivalent net interest

Financial Services
(BankAtlantic Bancorp)
spread primarily resulted from rates on interest-bearing liabilities adjusting to the decline in short-term interest rates faster than our interest-earning asset yields. Since December 2006, the prime interest rate has declined from 8.25% to 5.00%. The majority of our borrowings are short-term and adjust to current market rates faster than a significant portion of our assets, which include residential loans and mortgage-backed securities that only adjust periodically to current market rates.
          Our average interest earning assets during the 2008 second quarter declined $120.8 million from the comparable 2007 quarter while our average interest-bearing liabilities increased by $19.9 million. The decline in average interest earning assets was primarily due to lower average commercial and residential loan balances. In response to the deteriorating real estate market, we have slowed the origination of commercial residential real estate loans and the purchase of residential loans. As a consequence, average balances in our residential and commercial real estate loan portfolios declined from $3.6 billion during the three months ended June 30, 2007 to $3.3 billion during the comparable 2008 period. These declines in loan balances were partially offset by an increase in our consumer home equity loan and tax certificate average balances. Average balances in our home equity loan portfolio increased from $557.9 million for the three months ended June 30, 2007 to $688.9 during the same 2008 period due to both fundings on existing lines of credit as well as originations. Average tax certificate balances increased from $180.3 million during the 2007 period to $226.8 for the 2008 period. The higher tax certificate balances reflect the acquisition of $311 million of tax certificates during the six months ended June 2008 compared to $130 million during the comparable 2007 period. During the three months ended June 30, 2008, BankAtlantic acquired $225 million of Florida tax certificates compared to $29 million during the same 2007 period. Interest-bearing liabilities increased in response to lower average non-interest bearing deposits.

	Average Balance Sheet — Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2008			June 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
( in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$4,554,307	129,602	5.69	$4,664,280	159,501	6.84
Investments — tax exempt	—	—	—	397,410	11,648 (1)	5.86
Investments — taxable	1,065,268	31,837	5.98	616,873	19,202	6.23

Total interest earning assets	5,619,575	161,439	5.75%	5,678,563	190,351	6.70

Goodwill and core deposit intangibles	75,560			76,960
Other non-interest earning assets	424,767			431,552

Total Assets	$6,119,902			$6,187,075

Deposits:
Savings	$559,271	3,302	1.19%	$567,899	5,971	2.12
NOW	934,173	4,581	0.99	776,548	3,261	0.85
Money market	613,038	5,585	1.83	664,039	8,727	2.65
Certificates of deposit	954,605	19,633	4.14	977,674	22,517	4.64

Total deposits	3,061,087	33,101	2.17	2,986,160	40,476	2.73

Short-term borrowed funds	167,386	2,113	2.54	180,478	4,723	5.28
Advances from FHLB	1,406,790	27,379	3.91	1,374,900	36,826	5.40
Long-term debt	26,365	918	7.00	29,503	1,265	8.65

Total interest bearing liabilities	4,661,628	63,511	2.74	4,571,041	83,290	3.67
Demand deposits	866,834			989,490
Non-interest bearing other liabilities	47,298			53,495

Total Liabilities	5,575,760			5,614,026
Stockholder’s equity	544,142			573,049

Total liabilities and stockholder’s equity	$6,119,902			$6,187,075

Net interest income/net interest spread		$97,928	3.01%		$107,061	3.03

Tax equivalent adjustment		—			(4,077)

Net interest income		$97,928			$102,984

Margin
Interest income/interest earning assets			5.75%			6.70
Interest expense/interest earning assets			2.27			2.96

Net interest margin			3.48%			3.74

(1)	The tax equivalent basis is computed using a 35% tax rate.

Financial Services
(BankAtlantic Bancorp)
For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
          The decline in net interest income and the net interest margin for the six months period resulted primarily from the same items discussed above for the three months ended June 30, 2008.
Asset Quality
          At the indicated dates, BankAtlantic’s non-performing assets and problem loans were (in thousands):

	June 30,	December 31,
	2008	2007

NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$2,309	2,094
Loans (1)	77,901	178,591

Total nonaccrual	80,210	180,685

Repossessed assets:
Real estate owned	20,298	17,216

Total nonperforming assets	$100,508	197,901

Allowances
Allowance for loan losses	$98,424	94,020
Allowance for tax certificate losses	4,010	3,289

Total allowances	$102,434	97,309

PROBLEM LOANS
Contractually past due 90 days or more	5,124	—
Restructured loans	3,002	2,488

TOTAL PROBLEM LOANS	$8,126	2,488

(1)	Excluded from the above table at June 30, 2008 were $90.4 million of non-performing loans held by a subsidiary of the Parent Company.
          Non-accrual loan activity is summarized for the six months ended June 30, 2008 as follows:

		Net
	Balance	Additional		Transfers	Parent	Balance
	December 31,	Non-accrual	Charge-	to	Company	June 30,
(in thousands)	2007	Loans (1)	offs	REO	Transfer	2008

Residential	$8,678	13,544	(1,651)	(2,364)	—	18,207
Commercial	165,818	46,701	(55,092)	(1,900)	(101,493)	54,034
Small business	877	1,948	(1,660)	—	—	1,165
Consumer home equity	3,218	13,338	(12,061)	—	—	4,495

Total non-accrual loans	$178,591	75,531	(70,464)	(4,264)	(101,493)	77,901

(1)	Net additions to non-accrual loans include loan repayments and loan sales.
          Non-accrual loans declined $100.7 million from December 2007. The decline was due primarily to the transfer of $101.5 million of non-accrual loans to a wholly-owned subsidiary of the Parent Company for $94.8 million of cash. During the six months ended June 30, 2008, BankAtlantic also transferred twelve commercial residential real estate loans and two commercial non-residential real estate loans aggregating $81.3 million to non-accrual.

Financial Services
(BankAtlantic Bancorp)
          The increase in residential non-accrual loans reflects the general deterioration in the national economy and the residential real estate market as home prices throughout the country continued to decline and it took longer than historical time-frames to sell homes. The weighted average FICO score of our residential loan borrowers was 742 at the time of origination and the weighted average loan-to-value of these residential loans at the time of origination was 68.9%. The estimated weighted average loan-to-value of non-accrual residential loans at June 30, 2008 was 74.5%.
          To date, we have not experienced significant charge-offs on residential real estate loans as the underlying collateral values have exceeded the outstanding principal balances of the non-accrual loans. However, if residential market conditions do not improve nationally, we may experience higher residential loan delinquencies, non-accruals and charge-offs in future periods.
          Consumer home equity loan charge-offs and delinquencies continued to increase during the six months ended June 30, 2008. In response to these trends, we modified our consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ credit scores were significantly lower than such borrowers’ credit score at the date of loan origination or where collateral values were substantially lower than the values at loan origination. If home prices in Florida continue to fall or current economic conditions continue to deteriorate, we anticipate that we will continue to experience higher credit losses in our consumer home equity loan portfolio.
          The increase in real estate owned primarily resulted from the foreclosure of a $1.9 million commercial residential real estate loan and a net increase in residential loan foreclosures.
          The increase in the allowance for loan losses primarily reflects a $7.6 million increase in the allowance for consumer home equity loans and the establishment of $10.7 million of specific reserves on commercial residential real estate loans partially offset by the transfer of $6.4 million of specific allowance for loan losses associated with the non-performing loans transferred to a subsidiary of the Parent Company as well as charge-offs of commercial and consumer home equity loans.
          The increase in the allowance for tax certificate losses primarily reflects higher tax certificate balances. During the six months ended June 30, 2008 BankAtlantic acquired $311 million of tax certificates increasing tax certificate balances from $188.4 million at December 31, 2007 to $416.0 million at June 30, 2008.
          As of June 30, 2008, two loans were contractually past due 90 days or more and still accruing interest. These loans are believed to be well collateralized and in the process of collection.
Allowance for Loan Losses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Balance, beginning of period	$83,396	50,373	94,020	43,602

Charge-offs
Residential	(1,027)	(52)	(1,651)	(203)
Commercial	(14,501)	—	(55,092)	—
Consumer home equity	(7,225)	(744)	(12,061)	(1,282)
Small business	(464)	(1,001)	(1,660)	(1,439)

Total charge-offs	(23,217)	(1,797)	(70,464)	(2,924)
Recoveries of loans previously charged-off	444	1,261	619	1,698

Net charge-offs	(22,773)	(536)	(69,845)	(1,226)
Transfer of specific reserves to Parent Company	—	—	(6,440)	—
Provision for loan losses	37,801	4,917	80,689	12,378

Balance, end of period	$98,424	54,754	98,424	54,754

Financial Services
(BankAtlantic Bancorp)
          The substantial increase in the provision for loan losses during the three and six months ended June 30, 2008 was primarily the result of commercial residential loan charge-offs and unfavorable trends in our consumer home equity loan portfolio. In response to these unfavorable consumer home equity loan trends we increased our allowance for home equity loans by $7.6 million and $13.7 million during the three and six months ended June 30, 2008, respectively. During the first half of 2008, the Florida real estate market continued to deteriorate, the economy weakened, Florida unemployment increased, foreclosures increased, the availability of credit declined, and nonaccrual loan collateral values continued to decline. As a consequence, the following charge-offs of commercial residential real estate loans were made based on updated collateral valuations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Builder land bank loans	$13,965	—	32,877	—
Land acquisition and development loans	536	—	2,756	—
Land acquisition, development and construction loans	—	—	19,459	—

Total commercial charge-offs	$14,501	—	55,092	—

          In the second quarter of 2008, we experienced reduced charge-offs in our commercial residential real estate loan portfolio compared to the first quarter of 2008 with the majority of the 2008 current quarter write-downs ($13.8 million) associated with one builder land bank loan. However, we also established $10.7 million of specific reserves during the three months ended June 30, 2008 on four commercial residential real estate loans based on updated loan collateral valuations.
          BankAtlantic’s outstanding balances in commercial residential real estate loans as of June 30, 2008 were as follows:

	Number of
(dollars in thousands)	Loans	Amount
Builder land bank loans	7	$63,986
Land acquisition and development loans	26	172,292
Land acquisition, development and construction loans	18	88,062

Total commercial residential loans (1)	51	$324,340

(1)	Excluded from the above table were $77.7 million of commercial residential real estate loans held by a subsidiary of the Parent Company.
          We believe that if market conditions do not improve in the Florida real estate markets, additional provisions for loan losses may be required in future periods.
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Service charges on deposits	$24,466	25,808	(1,342)	48,480	50,403	(1,923)
Other service charges and fees	7,121	7,524	(403)	14,554	14,557	(3)
Securities activities, net	1,960	212	1,748	2,301	833	1,468
Income from unconsolidated subsidiaries	147	509	(362)	1,260	874	386
Other	3,034	2,631	403	5,686	5,064	622

Non-interest income	$36,728	36,684	44	72,281	71,731	550

Financial Services
(BankAtlantic Bancorp)
          The lower revenue from service charges on deposits during the 2008 periods compared to the same 2007 periods was primarily due to lower overdraft fee income. This decline in overdraft income primarily resulted from lower net assessment of overdraft fees and a more stringent criteria for allowing customer overdrafts implemented in February 2008 in response to increasing check losses. Also contributing to reduced fee income was a decline in new deposit account openings. During the three and six months ended June 30, 2008, BankAtlantic opened over 41,000 and 103,000 new deposit accounts, respectively, compared to 60,000 and 140,000 during the same 2007 periods.
          The lower other service charges and fees during the three and six months ended June 30, 2008 compared to the same 2007 periods was primarily due to higher debit card fraud losses during 2008 and a slight decline in customer debit card usage. We believe that the higher fraud losses and the decline in card usage are likely the result of the slow down in the Florida economy.
          Securities activities, net during the three months ended June 30, 2008 resulted from a $1.0 million gain on the sale of MasterCard International common stock acquired during MasterCard’s 2006 initial public offering as well as $0.9 million and $1.3 million, respectively, of gains during the three and six months ended June 30, 2008 from the writing of covered call options on agency securities available for sale. Securities activities, net during the three and six months ended June 30, 2007 included gains from the sales of agency securities and a $481,000 gain during the 2007 first quarter from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier.
          Income from unconsolidated subsidiaries for the three months ended June 30, 2008 reflects equity earnings from an investment in a receivable factoring company. Unconsolidated subsidiaries income during the six months ended June 30, 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008. Income from unconsolidated subsidiaries for the three and six months ended June 30, 2007 primarily resulted from equity earnings on joint ventures that invest in income producing properties.
          Included in other income during the three and six months ended June 30, 2008 was $0.3 million and $0.6 million, respectively, of higher brokerage commissions from the sale of investment products to our deposit customers. BankAtlantic has hired additional financial consultants in order to offer its customers alternative investments in the current interest rate environment.
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Employee compensation and benefits	$32,118	36,628	(4,510)	66,361	77,292	(10,931)
Occupancy and equipment	16,171	15,923	248	32,554	31,865	689
Advertising and business promotion	3,564	4,079	(515)	8,425	9,867	(1,442)
Check losses	2,101	2,731	(630)	4,819	4,588	231
Professional fees	2,004	1,233	771	4,264	2,853	1,411
Supplies and postage	1,281	1,629	(348)	2,284	3,479	(1,195)
Telecommunication	1,326	1,548	(222)	2,822	2,927	(105)
Restructuring charges, impairments and exit activities	5,952	1,122	4,830	5,837	3,675	2,162
Other	7,820	6,629	1,191	13,597	13,746	(149)

Total non-interest expense	$72,337	71,522	815	140,963	150,292	(9,329)

          The substantial decline in employee compensation and benefits during the three and six months ended June 30, 2008 compared to the same 2007 periods resulted primarily from work force reductions in March 2007 and April 2008 as well as a decline in personnel related to the implementation in December 2007 of reduced store lobby and customer service hours. In March 2007 BankAtlantic reduced its work force by 225 associates, or 8%, and in April 2008 BankAtlantic’s work force was reduced by 124 associates, or 6%. As a consequence of these

Financial Services
(BankAtlantic Bancorp)
work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 1,902 at June 30, 2008, or 28%, while the store network expanded from 88 stores at December 31, 2006 to 101 stores at June 30, 2008. Compensation expense during the 2008 periods was further reduced from the 2007 periods when BankAtlantic changed its incentive and performance plans for 2008 resulting in a $1.0 million and $4.5 million, respectively, reduction in incentive compensation expenses for the three and six months ended June 30, 2008 compared to the same 2007 periods.
          The slight increase in occupancy and equipment for the three and six months ended June 30, 2008 primarily resulted from higher rental and depreciation expenses associated with the expansion of BankAtlantic’s branch network during 2007. For the three months ended June 30, 2008 compared to the same 2007 period rent and depreciation expense increased by $0.3 million and $0.5 million, respectively. The increase in rent and depreciation expense for the six month period ended June 30, 2008 compared to the same period 2007 period was $0.8 million and $1.3 million, respectively. The above increases in occupancy expenses were partially offset by lower guard services costs associated with reduced store hours and the renewal of the guard service vendor contract on more favorable terms. During the three and six months ended June 30, 2008 compared to the same 2007 periods, guard service costs declined by $0.4 million and $1.1 million, respectively.
          The reduced advertising expense primarily reflects lower promotional costs for branch grand openings and a change in the marketing mix. During the six months ended June 30, 2007, BankAtlantic opened 6 branches compared to 2 branches opened during the same 2008 period.
          BankAtlantic experienced decreased check losses for the 2008 quarter primarily due to the implementation in February 2008 of more stringent overdraft policies. The higher check losses during the 2008 six month period primarily related to both the increased number of deposit accounts and a weaker economic environment during the 2008 period compared to the same 2007 period.
          BankAtlantic incurred higher professional fees during the three and six months ended June 30, 2008 compared to the same 2007 periods primarily resulting from increased litigation costs and legal fees associated with commercial loan workouts and tax certificate litigation. We also incurred increased consulting fees in connection with a review of our commercial loan portfolio.
          The reduction in supplies and postage reflects overall expense reduction initiatives and efforts to have our deposit customers accept electronic bank statements.
          The lower telecommunication costs for the three and six months ended June 30, 2008 primarily resulted from switching to a new vendor on more favorable terms.
          Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies. During the three months ended June 30, 2008, BankAtlantic terminated a lease in order to consolidate its back office facilities, reduced its work force by 6% and completed the sale of five Central Florida stores. The above expense reduction initiatives resulted in restructuring charges, impairments and exit activities for the 2008 quarter of $1.5 million associated with lease termination fixed asset impairments, $2.1 million of employee termination benefits and a $0.5 million loss on the sale of five Central Florida stores. In addition to the above charges, BankAtlantic incurred $1.9 million of impairments associated with real estate held for sale that was originally acquired for store expansion.
          Restructuring charges, impairments and exit activities during the three months ended June 30, 2007 reflects $1.1 million of impairments on a real estate development. Included in restructuring charges during the six months ended June 30, 2007 was $2.6 million of severance costs associated with the March 2007 workforce reduction.
          The increase in other expenses during the three months ended June 30, 2008 compared to the same 2007 period primarily resulted from a $0.8 million increase in the provision for tax certificates losses reflecting higher balances after the acquisition of $224 million of Florida tax certificates in June 2008 and $0.9 million of higher FDIC deposit insurance premiums. During the first quarter of 2008, the credit held by BankAtlantic against its deposit premium assessments relating back to the early 1990’s was exhausted and BankAtlantic began paying the

Financial Services
(BankAtlantic Bancorp)
full deposit premium during the second quarter of 2008. Other expenses during the three and six months ended June 30, 2008 compared to the same 2007 periods reflects a decline in overall operating expenses associated with the origination of consumer home equity loans and lower deposit volume.
Parent Company Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2008	2007	Change	2008	2007	Change

Net interest expense	$(4,324)	(4,861)	537	(9,696)	(9,785)	89
Provision for loan losses	(9,446)	—	(9,446)	(9,446)	—	(9,446)
Non-interest income	7,414	9,014	(1,600)	2,766	10,908	(8,142)
Non-interest expense	(1,666)	(1,869)	203	(3,341)	(2,781)	(560)

(Loss) income before income taxes	(8,022)	2,284	(10,306)	(19,717)	(1,658)	(18,059)
(Benefit) provision for income taxes	(2,718)	961	(3,679)	(6,830)	(138)	(6,692)

Parent Company (loss) income	$(5,304)	1,323	(6,627)	(12,887)	(1,520)	(11,367)

          Net interest expense decreased during the 2008 quarter compared to the same 2007 period as a result of lower average interest rates in 2008 partially offset by higher average balances. Average rates on junior subordinated debentures decreased from 8.33% during the three months ended June 30, 2007 to 6.55% during the same 2008 period as a result of lower short-term interest rates during the current quarter compared to the 2007 quarter. The Company’s junior subordinated debentures average balances were $294.2 million during the three months ended June 30, 2008 compared to $263.3 million during the same 2007 period. The higher average balances reflect the issuance of $30.9 million of debentures during the latter half of 2007. Also during the 2008 quarter, the Company recognized $0.1 million of interest income associated with a $2.4 million loan transferred to accruing status.
          Net interest expense was slightly lower during the 2008 six month period compared to the same 2007 period. Average rates on junior subordinated debentures decreased from 8.33% during the six months ended June 30, 2007 to 7.24% during the same 2008 period and average balances on junior subordinated debentures increased from $263.7 million during the six months ended June 30, 2007 to $294.2 during the same 2008 period.
          The decrease in non-interest income was a result of securities activities. During the three and six months ended June 30, 2008, the Company realized a $3.7 million gain and $1.0 million loss on the sale of Stifel common stock and recognized $4.5 million and $2.6 million of unrealized gains, respectively, from the change in value of Stifel warrants. Stifel warrants are accounted for as derivatives with unrealized gains or losses resulting from changes in the fair value of the warrants recorded in securities activities, net. During the 2008 quarters, the Company also recognized a $1.1 million other than temporary impairment on a private equity investment and during the six months ended June 30, 2008 realized $1.3 million of gains from the sale of private investment securities. The approximately $156.8 million of net proceeds from these securities sales were primarily utilized to fund the $101.5 million transfer of non-performing loans from BankAtlantic to a subsidiary of the Parent Company in March 2008 and to fund a contribution of $55 million of capital to BankAtlantic.
          Non-interest income for the three and six months ended June 30, 2007 was a result of unrealized gains of $6.1 million and $4.6 million, respectively, associated with the change in value of Stifel warrants. Also included in non-interest income during the three and six months ended June 30, 2007 was $2.5 million and $5.0 million, respectively, of gains on securities activities in managed fund investments. The managed funds were liquidated during the first quarter of 2008 for a $0.1 million gain.
          The decrease in non-interest expense for the three months ended June 30, 2008 compared to the same 2007 period primarily resulted from higher incentive compensation in 2007 compared to 2008. These decreased expenses were partially offset by BankAtlantic loan servicing fees of $43,000 related to the loans held by the asset workout subsidiary. The increase in non-interest expenses for the six months ended June 30, 2008 compared to the same 2007 period reflects increased legal fees associated with a securities class-action lawsuit filed against the Company.

Financial Services
(BankAtlantic Bancorp)
          To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed a new asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for $94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. A subsidiary of the Parent Company has entered into a servicing arrangement with BankAtlantic with respect to these loans; however, consideration is being given to alternatives which may include a possible joint venture or sale of its interests in the subsidiary in the future. There is no assurance that any such transactions will occur.
          The composition of non-performing loans acquired from BankAtlantic as of March 31, 2008 was as follows:

(in thousands)	Amount
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and construction	34,915

Total commercial residential real estate	86,763

Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	6,440

Non-accrual loans, net	$95,054

          The composition of the transferred non-performing loans as of June 30, 2008 was as follows:

June 30,
(in thousands)	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$29,019
Land acquisition and development	19,458
Land acquisition, development and construction	29,505

Total commercial residential real estate	77,982

Commercial non-residential real estate	12,430

Total non-accrual loans	90,412
Allowance for loan losses — specific reserves	7,702

Non-accrual loans, net	$82,710

          The provision for loan losses during the three and six months ended June 30, 2008 resulted from $8.2 million of charge-offs on non-performing loans and higher specific reserves of $1.3 million. These additional impairments were associated with nonperforming commercial residential real estate loans, and were due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate markets. As previously stated, if market conditions do not improve in the Florida real estate markets, additional provisions for loan losses and charge-offs may be required in subsequent periods.
          Additionally, during the three months ended June 30, 2008, a $2.4 million loan held by the asset work-out subsidiary was changed to an accruing status and the Company received $1.1 million of loan repayments.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic Bancorp Consolidated Financial Condition
          Total assets at June 30, 2008 were $6.5 billion compared to $6.4 billion at December 31, 2007. The significant changes in components of total assets from December 31, 2007 to June 30, 2008 are summarized below:
•	Increase in cash and cash equivalents was primarily due to $144 million of higher federal funds sold and $29 million cash letter balances associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of Stifel common stock and the liquidation of managed fund equity investments held by the Parent Company;

•	Decrease in investment securities at cost resulting from the sale of Stifel common stock and certain private equity investments;

•	Increase in tax certificate balances primarily due to the acquisition of $225 million of tax certificates in Florida during the 2008 second quarter;

•	Higher investment in FHLB stock related to increases in FHLB borrowings;

•	Decrease in loan receivable balances associated with lower purchased residential loan balances, significant charge-offs of commercial loans partially offset by higher home equity loan balances;

•	Lower real estate held for development and sale balances associated with the sale of inventory of homes at a real estate development.

•	Decrease in assets held for sale due to property sales and $1.4 million of impairments recognized during the 2008 second quarter.

•	Decrease in office properties and equipment due to the completion of the sale of the Central Florida stores to an unrelated financial institution during the 2008 second quarter; and

•	Increase in deferred tax assets primarily resulting from the operating losses during the six months ended June 30, 2008 and lower securities available for sale unrealized gains.
            The Company’s total liabilities at June 30, 2008 were $6.1 billion compared to $5.9 billion at December 31, 2007. The significant changes in components of total liabilities from December 31, 2007 to June 30, 2008 are summarized below:
•	Higher non-interest-bearing deposit balances primarily due to an increase in accounts and higher average customer balances in checking accounts;

•	Lower interest-bearing deposit balances primarily associated with lower high yield savings and certificate account balances primarily due to the competitive environment in our markets;

•	Increase in FHLB borrowings in order to maintain higher cash balances associated with daily cash management activities and; and

•	Decrease in other liabilities primarily resulting from $18.9 million of securities purchased in December 2007 pending settlement in January 2008.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
          During the six months ended June 30, 2008, the Parent Company sold its holdings of Stifel common stock, liquidated its managed fund equity securities and sold private investment securities for aggregate net proceeds of $156.8 million. The Parent Company transferred $94.8 million of the cash proceeds from the sale of its securities to BankAtlantic in exchange for the transfer by BankAtlantic of non-performing commercial loans to a wholly-owned subsidiary of the Parent Company. The Company may consider, among other alternatives, selling interests in the subsidiary to investors in the future. The Parent Company also used a portion of the proceeds from its securities sales to contribute $55 million to BankAtlantic which had the result of improving BankAtlantic’s capital base. At June 30, 2008, BankAtlantic’s capital ratios exceeded all regulatory “well capitalized” requirements.
          In April 2008, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $100 million of Class A Common Stock, Preferred Stock, subscription

Financial Services
(BankAtlantic Bancorp)
rights or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in prospectus supplements when offered.
     On July 29, 2008, BankAtlantic Bancorp announced that it intended to pursue a rights offering to its shareholders of 50 million shares of its Class A Common Stock. As we noted at the time of the announcement, BankAtlantic’s internal capital projections indicate continued well capitalized ratios without raising additional capital even if necessary to absorb additional charge- offs. We also announced that we were considering effecting a one-for-five reverse stock split.
     On August 11, 2008, it was decided to defer the decision as to whether to proceed with an offering until after the reverse stock split is effected. In connection with whether to pursue an offering, we will again review our capital forecasts and market conditions. An announcement will be made regarding the terms, updated rights offering price and record date if a determination is made to move forward with the offering. We anticipate that the contemplated reverse stock split will be effected during the third quarter.
          Even if we raise capital in the near term, we may need to incur additional debt or equity financing in the future for operations, to maintain our capital position, and for growth or investment or strategic acquisitions. There is no assurance that any such financing will be available to us on favorable terms or at all.
          The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends to shareholders, purchase non-performing assets from BankAtlantic, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $18.4 million. The Company has the right, at any time, to defer payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters. The Company’s estimated current annual dividends to common shareholders are approximately $1.1 million. During the six months ended June 30, 2008, the Company received $10.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, and the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic had an accumulated deficit for 2006 and 2007, BankAtlantic is required to obtain OTS approval prior to the payment of dividends to the Company. While the OTS has approved dividends to date, the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice; there is no assurance that the OTS will approve future capital distributions from BankAtlantic.

Financial Services
(BankAtlantic Bancorp)
          The Company has the following cash and investments that provide a source for potential liquidity based on values at June 30, 2008; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments (see Note 2 to the “Notes to Consolidated Financial Statements - Unaudited” for a discussion of fair value measurements).

	As of June 30, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$17,261	—	—	17,261
Stifel warrants	13,256	—	—	13,256
Equity securities	5,000	—	1,628	3,372
Private investment securities	2,036	—	—	2,036

Total	$37,553	—	1,628	35,925

          The above table includes warrants to acquire approximately 722,586 shares of Stifel common stock at $24.00 per share. At June 30, 2008, Stifel common stock was trading at $34.39 per share.
          The $92.8 million of loans held by a wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans, sales of interests in the subsidiary or other alternatives.
          The sale of Ryan Beck to Stifel closed on February 28, 2007 and the sales agreement provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the closing up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the closing. The Company received $1.7 million in earn-out payments paid in 55,016 shares of Stifel common stock for the first year of the investment banking contingent earn-out. The remaining potential contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. There is no assurance that we will receive any additional earn-out payments.
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
          BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Sources of credit in the capital markets have tightened, demand for mortgage loans in the secondary market has decreased, securities and debt ratings have been downgraded and a number of institutions have defaulted on their debt. These market disruptions have made it more difficult for financial institutions to obtain borrowings. In addition, in April 2008, the FHLB of Atlanta notified its member financial institutions that it will increase the discount it applies to residential first mortgage collateral, thereby decreasing the total amount that BankAtlantic and others may borrow from the FHLB. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions, including charge-offs of loans, impairments of securities, debt-rating downgrades and defaults may continue and may adversely impact liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position.
          The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.7 billion as of June 30, 2008. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic has established lines of credit for up

Financial Services
(BankAtlantic Bancorp)
to $65 million with other banks to purchase federal funds of which $25 million was outstanding as of June 30, 2008. BankAtlantic has also established a $7.7 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at June 30, 2008 BankAtlantic had $50.0 million of short-term borrowings outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity. At June 30, 2008, BankAtlantic had $43.4 million of brokered deposits.
          BankAtlantic’s commitments to originate and purchase loans at June 30, 2008 were $84.4 million and $6.6 million, respectively, compared to $333 million and $123 million, respectively, at June 30, 2007. At June 30, 2008, total loan commitments represented approximately 2.09% of net loans receivable.
          At June 30, 2008, BankAtlantic had investments and mortgage-backed securities of approximately $57.2 million pledged to secure securities sold under agreements to repurchase, $152.3 million pledged to secure public deposits and $51.2 million pledged to secure treasury tax and loan accounts.
          At June 30, 2008, BankAtlantic exceeded all applicable liquidity and “well capitalized” regulatory capital requirements.
          At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At June 30, 2008:
Total risk-based capital	$501,391	11.77%	8.00%	10.00%
Tier 1 risk-based capital	425,677	9.99	4.00	6.00
Tangible capital	425,677	6.82	1.50	1.50
Core capital	425,677	6.82	4.00	5.00

At December 31, 2007:
Total risk-based capital	495,668	11.63	8.00	10.00
Tier 1 risk-based capital	420,063	9.85	4.00	6.00
Tangible capital	420,063	6.94	1.50	1.50
Core capital	420,063	6.94	4.00	5.00
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007.
Off Balance Sheet Arrangements — Contractual Obligations as of June 30, 2008 (in thousands):

	Payments Due by Period (1)
		Less than			After 5
Contractual Obligations (2)	Total	1 year	1-3 years	4-5 years	years

Time deposits	$955,921	854,602	67,560	33,759	—
Long-term debt	320,482	—	—	22,000	298,482
Advances from FHLB (1)	1,657,036	1,005,036	652,000	—	—
Operating lease obligations held for sublease	44,571	2,121	5,462	3,548	33,440
Operating lease obligations held for use	75,513	8,785	20,132	8,191	38,405
Pension obligation	15,041	983	2,588	2,873	8,597
Other obligations	22,500	4,000	7,300	6,400	4,800

Total contractual cash obligations	$3,091,064	1,875,527	755,042	76,771	383,724

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Real Estate Development
(Woodbridge)
Real Estate Development
          The Real Estate Development activities of BFC are comprised of the operations of Woodbridge Holdings Corporation and its subsidiaries. Woodbridge in 2008 presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Woodbridge. Woodbridge is a separate public company and its management prepared the following discussion regarding Woodbridge which was included in Woodbridge’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Real Estate Development” are references to Woodbridge Holdings Corporation and its subsidiaries, and are not references to BFC Financial Corporation.
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our” or the “Company”) (formerly Levitt Corporation) and its wholly-owned subsidiaries as of and for the three and six months ended June 30, 2008 and 2007. We currently engage in business activities through our Land Division, which consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), and through our Other Operations segment, which includes the parent company operations of Woodbridge (“Parent Company”), an investment in Bluegreen Corporation (“Bluegreen” NYSE:BXG), equity investments, currently primarily in Office Depot, Inc. (“Office Depot”), the operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engages in homebuilding activities and is developing a community in South Carolina, and other investments through subsidiaries and joint ventures. During the three and six months ended June 30, 2007, we also engaged in homebuilding activities through our wholly-owned subsidiary, Levitt and Sons, LLC (“Levitt and Sons”). As previously described, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) on November 9, 2007. In connection with the Chapter 11 Cases, the operations of Levitt and Sons were deconsolidated from our results of operations as of November 9, 2007.
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
          Bluegreen, a New York Stock Exchange-listed company in which we own approximately 9.5 million shares of common stock, representing 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
          Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which we operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including: the impact of economic, competitive and other factors affecting the Company and its operations; the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins; the risk that the value of the property held by Core Communities may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries; the impact of market conditions for commercial property and the extent to which the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property; the risk that the development of parcels and master-planned communities will not be completed as anticipated; continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges; the effects of increases in interest rates on us and the availability and cost of credit to buyers of our inventory; accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements; the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all; the risk that Woodbridge may be required to adjust the carrying value of its investment in Bluegreen and incur an impairment charge in a future period if the trading price of Bluegreen’s common stock does not increase from current levels; the Company’s ability to access additional capital on acceptable terms, if at all; the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ liquidation process on Woodbridge, as well as the potential impact of the assertion of claims against Woodbridge in connection with these proceedings, its results of operations and financial condition; equity risks associated with a decline in the trading prices of the equity securities owned by Woodbridge; the risk that creditors of Levitt and Sons may be successful in asserting claims against Woodbridge; the risks relating to the Settlement Agreement, including, without limitation, that the conditions to consummation of the Settlement Agreement will not be met, that several creditors have indicated that they intend to object to the terms of the Settlement Agreement, that the Settlement Agreement will not be approved by the Bankruptcy Court when expected, or at all and that, in the event the Settlement Agreement is approved by the Bankruptcy Court, such approval will be appealed; the risk that the proposed acquisition of 100% of Bluegreen’s common stock will not be consummated on the terms proposed, or at all; and the Company’s success at managing the risks involved in the foregoing. Many of these factors are beyond the Company’s control. The Company cautions that the foregoing factors are not exclusive.

Real Estate Development
(Woodbridge)
Executive Overview
          We continue to focus on managing our real estate holdings during this challenging period for the real estate industry and on our efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels with these objectives. We intend to pursue opportunistic acquisitions and investments in diverse industries, using a combination of our cash and third party equity and debt financing. Our business strategy may result in acquisitions and investments both within or outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses or majority or minority, non-controlling interests in companies. Under this business model, we may not generate a constant earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity of the business, market conditions and cyclicality. Net investment gains and other income that may occur are to be driven by our strategic initiatives as well as overall market conditions.

Real Estate Development
(Woodbridge)
          Our operations have historically been concentrated in the real estate industry which is cyclical in nature, and our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops and leases commercial real estate. In addition, our Other Operations segment consists of an investment in Bluegreen, a NYSE-listed company in which we own approximately 31% of its outstanding common stock and equity investments, currently primarily in Office Depot, a NYSE list company in which we own less than 1% of its outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Our Other Operations segment also includes limited homebuilding activities in Tradition Hilton Head through our subsidiary, Carolina Oak, which is developing a community known as Magnolia Walk. The results of operations and financial condition of Carolina Oak as of and for the three and six month periods ended June 30, 2008 are included in the Other Operations segment.
          We are also exploring strategic initiatives that have the potential of enhancing liquidity and shareholders’ equity. These initiatives include the consideration of alternatives to monetize a portion of our interests in Core assets, including through possible joint ventures or other strategic relationships.
Financial and Non-Financial Metrics
          We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance included revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), loss from continuing operations, net loss and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. In evaluating our future prospects, management considers non-financial information, such as acres in backlog (which we measure as land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and development trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Land Division Overview
          Our Land Division entered 2008 with two active projects, Tradition, Florida and Tradition Hilton Head. We are continuing our development and sales activities in both of these projects. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,900 net saleable acres remaining in inventory with 293 acres subject to sales contracts with various purchasers as of June 30, 2008. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 165 acres have been sold to date. Approximately 2,800 net saleable acres are remaining at Tradition Hilton Head, with 33 acres subject to sales contracts with various purchasers as of June 30, 2008. Acres sold to date in Tradition Hilton Head include the intercompany sale of 150 acres owned and being developed by Carolina Oak.
          The Land Division plans to continue to expand its commercial operations through sales to developers and the internal development of certain projects for leasing to third parties. The Land Division is currently pursuing the sale of two of its commercial leasing projects. While the commercial real estate market has not to date been as negatively impacted as the residential real estate market, interest in commercial property is weakening, and financing is not as readily available in the current market, which may adversely impact both our ability to complete sales and the profitability of any sales. Core continues to actively market these two commercial projects which are available for immediate sale in their present condition. While management believes these projects will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all.

Real Estate Development
(Woodbridge)
          In addition, the overall slowdown in the homebuilding market continues to have a negative effect on demand for residential land in our Land Division which was partially mitigated by increased commercial leasing revenue. While traffic at the Tradition, Florida information center slowed from prior years reflecting the overall slowdown in the Florida homebuilding market, it has improved since the fourth quarter of 2007. As a result of our continued Hilton Head expansion, as well as our continued expansion into the commercial leasing business, we incurred higher general and administrative expenses in the Land Division in the first six months of 2008.
Other Operations Overview
          Bluegreen, a New York Stock Exchange-listed company in which we own approximately 9.5 million shares of common stock, representing 31% of the outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. On July 21, 2008, Bluegreen announced that it had entered into a non-binding letter of intent for the sale of 100% of Bluegreen’s outstanding common stock for $15 per share. The letter of intent provides for a due diligence and exclusivity period through September 15, 2008. There can be no assurance that the transaction will be consummated on the proposed terms, if at all.
          During March 2008, the Company, together with Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership wholly-owned by the Company, purchased 3,000,200 shares of Office Depot common stock, which represented approximately one percent of Office Depot’s outstanding stock. These Office Depot shares were acquired at a cost of approximately $34.0 million. During June 2008, the Company sold 1,565,200 shares of Office Depot common stock for approximately $18.9 million. As of June 30, 2008, the Company owned 1,435,000 shares of Office Depot common stock with a fair market value at that date of $15.7 million. On August 4, 2008, the closing price of Office Depot common stock on the New York Stock Exchange was $6.60.
          In 2007, Woodbridge acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC), for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset of Carolina Oak is a 150 acre parcel of partially developed land currently under development and located in Tradition Hilton Head. As of June 30, 2008, Carolina Oak had 13 units under construction with 8 units in backlog.
          Carolina Oak has an additional 90 lots that are available for home construction. Based on the success of sales of existing units, we will make a determination as to whether to continue to build the remainder of the community, which is planned to consist of approximately 403 additional units.
          In 2007, our Other Operations segment also consisted of Levitt Commercial, LLC (“Levitt Commercial”), which specialized in the development of industrial properties. Levitt Commercial ceased development activities in 2007.
Critical Accounting Policies and Estimates
          Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a)

Real Estate Development
(Woodbridge)
real estate inventories; (b) investments in unconsolidated subsidiaries — equity method; (c) homesite contracts and consolidation of variable interest entities; (d) revenue recognition; (e) capitalized interest; (f) income taxes; (g) impairment of long-lived assets; and (h) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” appearing in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2007.
Investments in Unconsolidated Subsidiaries — Cost Method
          The Company’s management determines the appropriate classifications of investments in equity securities at the acquisition date and re-evaluates the classifications at each balance sheet date. The Company follows either the equity or cost method of accounting to record its interests in entities in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary. Typically, the cost method should be used if the investor owns less than 20% of the investee’s stock and the equity method should be used if the investor owns more than 20% of the investee’s stock. However, the Financial Accounting Standards Board (“FASB”) has concluded that the percentage ownership of stock is not the sole determinant in applying the equity or the cost method, but the significant factor is whether the investor has the ability to significantly influence the operating and financial policies of the investee. The Company uses the cost method for investments where the Company owns less than a 20% interest and does not have the ability to significantly influence the operating and financial policies of the investee in accordance with relative accounting guidance.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$2,395	125,364	(122,969)	2,549	266,662	(264,113)
Other revenues	810	1,702	(892)	1,556	3,614	(2,058)

Total revenues	3,205	127,066	(123,861)	4,105	270,276	(266,171)

Costs and expenses
Cost of sales of real estate	1,758	171,594	(169,836)	1,786	284,502	(282,716)
Selling, general and administrative expenses	12,439	33,017	(20,578)	24,514	65,331	(40,817)
Interest expense	2,146	—	2,146	4,865	—	4,865
Other expenses	—	413	(413)	—	895	(895)

Total costs and expenses	16,343	205,024	(188,681)	31,165	350,728	(319,563)

Earnings from Bluegreen Corporation	1,211	1,357	(146)	1,737	3,101	(1,364)
Interest and other income	1,946	3,294	(1,348)	3,545	5,634	(2,089)

Loss from continuing operations before income taxes	(9,981)	(73,307)	63,326	(21,778)	(71,717)	49,939
Benefit for income taxes	—	15,112	(15,112)	—	14,501	(14,501)

Loss from continuing operations	(9,981)	(58,195)	48,214	(21,778)	(57,216)	35,438
Discontinued operations:
Income from discontinued operations, net of tax	1,039	108	931	2,405	105	2,300

Net loss	$(8,942)	(58,087)	49,145	(19,373)	(57,111)	37,738

For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
          Consolidated net loss decreased by $49.1 million, or 84.6%, to $8.9 million in the three months ended June 30, 2008 from $58.1 million in the same period in 2007. The decrease in net loss primarily reflected the fact that no impairment charges were recorded during the three months ended June 30, 2008, whereas $63.0 million of

Real Estate Development
(Woodbridge)
impairment charges were recorded at Levitt and Sons during the same period in 2007. Levitt and Sons incurred a net loss of $53.0 million in the three months ended June 30, 2007. As previously disclosed, Woodbridge deconsolidated Levitt and Sons from its statements of financial condition and results of operations as of November 9, 2007. Excluding the results of Levitt and Sons, the net loss increased by $3.9 million, or 76.2%, mainly due to higher selling, general and administrative expenses, higher interest expense and decreased benefit for income taxes in the three months ended June 30, 2008 compared to the same period in 2007.
          Our revenues from sales of real estate decreased by $123.0 million, or 98.1%, to $2.4 million for the quarter ended June 30, 2008 from $125.4 million for the same 2007 period. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Revenues from sales of real estate for the three months ended June 30, 2008 and 2007 in the Land Division were $1.7 million and $1.9 million, respectively. In Other Operations, revenues from sales of real estate for the three months ended June 30, 2008 were $635,000 as a result of the delivery of 2 units in Carolina Oak. There were no comparable sales in Other Operations in the three months ended June 30, 2007.
          Other revenues decreased by $892,000, or 52.4%, to $810,000 for the three months ended June 30, 2008 from $1.7 million for the same period in 2007. Other revenues decreased as title and mortgage operations revenues associated with Levitt and Sons were not included in the consolidated results of operations for the three months ended June 30, 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
          Cost of sales excluding Levitt and Sons increased to $1.8 million during the three months ended June 30, 2008, as compared to $588,000 in the same 2007 period as we sold 8 lots in the Land Division and delivered 2 homes in Carolina Oak during the quarter ended June 30, 2008 period as compared to 3 lots sold in the Land Division and no homes delivered in Carolina Oak during the 2007 period.
          Selling, general and administrative expenses decreased by $20.6 million, or 62.3%, to $12.4 million during the three months ended June 30, 2008 from $33.0 million during the same period in 2007 primarily as a result of the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons for the three months ended June 30, 2007 were $22.7 million. Consolidated selling, general and administrative expenses, excluding those attributable to Levitt and Sons, increased by $2.1 million, or 20.0%, to $12.4 million for the three months ended June 30, 2008 from $10.4 million in the same 2007 period. The increase was due to higher professional fees associated with our interest and position taken in connection with our investment in equity securities as well as higher expenses in the Land Division related to the support of the community and commercial associations in our master-planned communities and increased other administrative expenses associated with marketing and development activities in South Carolina. Additionally, we incurred severance expenses related to the reductions in force associated with the Chapter 11 Cases and higher insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. The above increases were offset in part by decreased employee compensation, benefits and incentives expense.
          Interest expense is interest incurred minus interest capitalized. Interest incurred totaled $4.6 million for the three months ended June 30, 2008 and $12.9 million for the same period in 2007. While all interest was capitalized during the 2007 period, only $2.5 million was capitalized in the three months ended June 30, 2008. This resulted in interest expense of $2.1 million for the three months ended June 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2008 and 2007 included previously capitalized interest of approximately $44,000 and $5.6 million, respectively.
          Other expenses for the three months ended June 30, 2007 were $413,000 and consisted solely of mortgage operations expenses associated with Levitt and Sons. These expenses were not incurred in the three months ended June 30, 2008.

Real Estate Development
(Woodbridge)
          Bluegreen reported net income for the three months ended June 30, 2008 of $3.4 million, as compared to $4.1 million for the same period in 2007. Our interest in Bluegreen’s earnings was $1.2 million for the second quarter of 2008 compared to $1.4 million for the same period in 2007. The 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen at each of June 30, 2008 and 2007.
          Interest and other income decreased by $1.3 million, or 40.9%, to $1.9 million during the three months ended June 30, 2008 from $3.3 million during the same period in 2007. This change was primarily related to a decrease in forfeited deposits of $2.5 million due to the deconsolidation of Levitt and Sons at November 9, 2007. This decrease was partially offset by a $1.2 million gain on sale of equity securities in the three months ended June 30, 2008 and an increase in interest income based on higher cash balances at the Parent Company in the three months ended June 30, 2008 reflecting the proceeds from the October 2007 rights offering.
          The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the three months ended June 30, 2007 was 20.6%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and expected taxable losses in the foreseeable future, at this time, we do not believe that we will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
          The income from discontinued operations, which relates to two commercial leasing projects at Core Communities, increased to $1.0 million in the three months ended June 30, 2008 from $108,000 in the same period in 2007. The increase is due to increased commercial lease activity as a result of the Landing at Tradition retail power center opening in late 2007.
For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
          Consolidated net loss decreased by $37.7 million, or 66.1%, to $19.4 million in the six months ended June 30, 2008 from $57.1 million in the same period in 2007. The decrease in net loss primarily reflected the fact that no impairment charges were recorded during the six months ended June 30, 2008, whereas $63.3 million of impairment charges were recorded at Levitt and Sons during the same period in 2007. Levitt and Sons incurred a net loss of $48.1 million in the six months ended June 30, 2007. Excluding the results of Levitt and Sons, the net loss increased by $10.3 million, or 113.9%, mainly due to higher selling, general and administrative expenses, higher interest expense and decreased benefit for income taxes in the six months ended June 30, 2008 compared to the same period in 2007. Additionally, Bluegreen experienced lower net earnings in the six months ended June 30, 2008 in comparison to the same period in 2007.
          Our revenues from sales of real estate decreased by $264.1 million, or 99.0%, to $2.5 million for the six months ended June 30, 2008 from $266.7 million for the same 2007 period. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Revenues from sales of real estate for the six months ended June 30, 2008 and 2007 in the Land Division were $1.9 million and $2.7 million, respectively. Sales of real estate in Other Operations for the six months ended June 30, 2008 were $635,000 as a result of the delivery of 2 units in Carolina Oak and for the same period of 2007 were $6.6 million relating to Levitt Commercial’s delivery of its remaining inventory of 17 warehouse units.
          Other revenues decreased by $2.1 million, or 56.9%, to $1.6 million for the six months ended June 30, 2008 from $3.6 million for the same period in 2007. Other revenues decreased as title and mortgage operations revenues associated with Levitt and Sons were not included in the consolidated results for the six months ended June 30, 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
          Cost of sales excluding Levitt and Sons decreased to $1.8 million during the six months ended June 30, 2008, as compared to $5.9 million in the same 2007 period as we sold 9 lots in the Land Division and delivered 2 homes in Carolina Oak in the six months ended June 30, 2008, as compared to 3 lots sold in the Land Division and 17 warehouse units delivered in Levitt Commercial in the same 2007 period. There were no home deliveries in Carolina Oak in the 2007 period.

Real Estate Development
(Woodbridge)
          Selling, general and administrative expenses decreased by $40.8 million, or 62.5%, to $24.5 million during the six months ended June 30, 2008 from $65.3 million during the same period in 2007 primarily as a result of the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons for the six months ended June 30, 2007 were $43.0 million. Consolidated selling, general and administrative expenses, excluding those attributable to Levitt and Sons, increased by $2.1 million, or 9.6%, to $24.5 million for the six months ended June 30, 2008 from $22.4 million in the same 2007 period. The increase was due to higher professional fees associated with our interest and position taken in connection with our investments in equity securities as well as higher expenses in the Land Division related to the support of community and commercial associations in our master-planned communities and increased other administrative expenses associated with marketing and development activities in South Carolina. Additionally, we incurred severance expenses related to the reductions in force associated with the Chapter 11 Cases and higher insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. The above increases were offset in part by decreased employee compensation, benefits and incentives expense.
          Interest incurred totaled $9.6 million for the six months ended June 30, 2008 and $25.2 million for the same period in 2007. While all interest was capitalized during the 2007 period, only $4.8 million was capitalized in the six months ended June 30, 2008. This resulted in interest expense of $4.9 million for the six months ended June 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2008 and 2007 included previously capitalized interest of approximately $44,000 and $10.0 million, respectively.
          Other expenses for the six months ended June 30, 2007 were $895,000 and consisted solely of mortgage operations expenses associated with Levitt and Sons. These expenses were not incurred in the six months ended June 30, 2008.
          Bluegreen reported net income for the six months ended June 30, 2008 of $4.8 million, as compared to $9.4 million for the same period in 2007. Our interest in Bluegreen’s earnings was $1.7 million for the six months ended June 30, 2008 compared to $3.1 million for the same period in 2007. The 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen at each of June 30, 2008 and 2007.
          Interest and other income decreased by $2.1 million, or 37.1%, to $3.5 million during the six months ended June 30, 2008 from $5.6 million during the same period in 2007. This change was primarily related to a decrease in forfeited deposits of $3.9 million due to the deconsolidation of Levitt and Sons at November 9, 2007. This decrease was partially offset by a $1.2 million gain on sale of equity securities in the six months ended June 30, 2008 and an increase in interest income based on higher cash balances at the Parent Company in the six months ended June 30, 2008 reflecting the proceeds from the October 2007 rights offering.
          The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the six months ended June 30, 2007 was 20.2%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and expected taxable losses in the foreseeable future, at this time, we do not believe that we will have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
          The income from discontinued operations, which relates to two commercial leasing projects at Core Communities, increased to $2.4 million in the six months ended June 30, 2008 from $105,000 in the same period in 2007. The increase is due to increased commercial lease activity as a result of the Landing at Tradition retail power center opening in late 2007.

Real Estate Development
(Woodbridge)
LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$1,711	1,917	(206)	1,865	2,694	(829)
Other revenues	559	866	(307)	1,046	1,783	(737)

Total revenues	2,270	2,783	(513)	2,911	4,477	(1,566)

Costs and expenses
Cost of sales of real estate	1,145	483	662	1,173	555	618
Selling, general and administrative expenses	4,807	3,496	1,311	9,786	7,269	2,517
Interest expense	485	807	(322)	1,173	1,022	151

Total costs and expenses	6,437	4,786	1,651	12,132	8,846	3,286

Interest and other income	657	1,115	(458)	1,556	2,060	(504)

Loss from continuing operations before income taxes	(3,510)	(888)	(2,622)	(7,665)	(2,309)	(5,356)
Benefit for income taxes	—	407	(407)	—	973	(973)

Loss from continuing operations	(3,510)	(481)	(3,029)	(7,665)	(1,336)	(6,329)
Discontinued operations:
Income from discontinued operations, net of tax	1,039	108	931	2,405	105	2,300

Net loss	$(2,471)	(373)	(2,098)	(5,260)	(1,231)	(4,029)

Acres sold	3	1	2	3	1	2
Margin percentage (a)	33.1%	74.8%	(41.7)%	37.1%	79.4%	(42.3)%
Unsold saleable acres (b)	6,676	6,870	(194)	6,676	6,870	(194)
Acres subject to sales contracts – third parties	326	98	228	326	98	228
Aggregate sales price of acres subject to sales contracts to third parties	$96,164	29,013	67,151	96,164	29,013	67,151

(a)	Sales of real estate and margin percentage include lot sales, revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.

(b)	Includes approximately 56 acres related to assets held for sale as of June 30, 2008.
          Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between 40.0% and 60.0% on Land Division sales, margins on land sales are likely to be below that level given the downturn in the real estate markets and the significant decrease in demand. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the parcel’s location and size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and property tax costs capitalized during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If the real estate markets deteriorate further, there is no

Real Estate Development
(Woodbridge)
assurance that we will be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.
          The value of acres subject to third party sales contracts increased from $29.0 million at June 30, 2007 to $96.2 million at June 30, 2008. This backlog consists of executed contracts and may, to a limited extent, provide an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, executed contracts in the backlog are subject to cancellation.
For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
          Revenues from sales of real estate decreased to $1.7 million during the three months ended June 30, 2008, compared to $1.9 million during the same period in 2007. We sold 8 lots in the three months ended June 30, 2008, recognizing $825,000 in revenue, net of deferred revenue, compared to 3 lot sales in Tradition Hilton Head generating $428,000 in revenue in the same period in 2007. Revenues from sales of real estate for the three months ended June 30, 2008 and 2007 also included “look back” provisions of $18,000 and $788,000, respectively, as well as recognition of deferred revenue totaling $758,000 and $701,000, respectively. “Look back” revenue relates to incremental revenue received from homebuilders and is based on the final sales price to the homebuilder’s customer. Inter-segment revenue of $206,000 was eliminated in consolidation during the three months ended June 30, 2007. There was no inter-segment revenue in the same 2008 period.
          Other revenues decreased by $307,000, or 35.5%, to $559,000 for the three months ended June 30, 2008, as compared to $866,000 during the same quarter in 2007. This decrease was due primarily to decreased marketing income associated with Tradition, Florida.
          Cost of sales increased to $1.1 million during the three months ended June 30, 2008, as compared to $483,000 for the same 2007 period. Cost of sales for the three months ended June 30, 2008 represents the costs associated with the sale of 8 lots in Tradition Hilton Head as compared to costs associated with the 3 lots sold in Tradition Hilton Head in the same period in 2007.
          Selling, general and administrative expenses increased by $1.3 million, or 37.5%, to $4.8 million during the three months ended June 30, 2008 from $3.5 million for the same period in 2007 primarily due to higher other administrative expenses associated with increased marketing and development activities in Tradition Hilton Head and higher compensation and benefits expense due to increased headcount. Additionally, there were increased expenses associated with our support of the community and commercial associations in our master-planned communities, increased fees for professional services and higher property tax expense due to less acreage in active development in the three months ended June 30, 2008 compared to the same period in 2007.
          Interest incurred for the three months ended June 30, 2008 and 2007 was $2.0 million and $2.6 million, respectively, while interest capitalized for the same periods in 2008 and 2007 totaled $1.5 million and $1.8 million, respectively. This resulted in interest expense of $485,000 for the three months ended June 30, 2008, compared to $807,000 in the same 2007 period. The interest expense in the three months ended June 30, 2008 of approximately $485,000 was partially associated with funds borrowed by Core but then loaned to the Parent Company. This intercompany interest amounted to $443,000 for the quarter ended June 30, 2008 and was eliminated on a consolidated basis. The remaining portion of interest expense was due to the completion of certain phases of development of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. The interest expense in the three months ended June 30, 2007 of approximately $807,000 was attributable to funds borrowed by Core but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was lower due to decreases in the average interest rates on our notes and mortgage notes payable. Cost of sales of real estate for the three months ended June 30, 2008 and June 30, 2007 included an insignificant amount of previously capitalized interest.
          Interest and other income decreased to $657,000 in the three months ended June 30, 2008 from $1.1 million in the three months ended June 30, 2007. The decrease is primarily related to decreased interest income due to lower average interest rates and lower intercompany interest which was eliminated in consolidation.

Real Estate Development
(Woodbridge)
          The income from discontinued operations, which relates to the income generated by two of Core’s commercial leasing projects which were held for sale as of June 30, 2008, increased to $1.0 million in the three months ended June 30, 2008 from $108,000 in the same period of 2007. The increase is due to increased commercial lease activity as a result of the Landing at Tradition retail power center opening in late 2007.
For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
          Revenues from sales of real estate decreased to $1.9 million during the six months ended June 30, 2008, compared to $2.7 million during the same period in 2007. This decrease was primarily the result of higher “look back” provisions revenue and recognition of deferred revenue during the 2007 period, partially offset by higher revenues from lot sales in the 2008 period. We sold 9 lots in Tradition Hilton Head in the six months ended June 30, 2008, recognizing $898,000 in revenue, net of deferred revenue, compared to 3 lot sales in Tradition Hilton Head generating $428,000 in revenue in the same period in 2007. Revenues from sales of real estate for the six months ended June 30, 2008 and 2007 also included “look back” provisions of $90,000 and $1.2 million, respectively, as well as recognition of deferred revenue totaling $768,000 and $1.1 million, respectively. Inter-segment revenue of $428,000 was eliminated in consolidation during the six months ended June 30, 2007. There was no inter-segment revenue in the same 2008 period.
          Other revenues decreased by $737,000, or 41.3%, to $1.0 million for the six months ended June 30, 2008, as compared to $1.8 million during the same period in 2007. This decrease was due primarily to decreased marketing income associated with Tradition, Florida.
          Cost of sales increased to $1.2 million during the six months ended June 30, 2008, as compared to $555,000 for the same 2007 period. Cost of sales for the six months ended June 30, 2008 represents the costs associated with the sale of 9 lots in Tradition Hilton Head as compared to costs associated with the 3 lots sold in Tradition Hilton Head in the same period in 2007.
          Selling, general and administrative expenses increased by $2.5 million, or 34.6%, to $9.8 million during the six months ended June 30, 2008 from $7.3 million for the same period in 2007 primarily due to higher other administrative expenses associated with increased marketing and development activities in Tradition Hilton Head and higher compensation and benefits expense due to increased headcount. Additionally, there were increased expenses associated with our support of the community and commercial associations in our master-planned communities and higher property tax expense due to less acreage in active development in the six months ended June 30, 2008 compared to the same period in 2007.
          Interest incurred for the six months ended June 30, 2008 and 2007 was $4.3 million and $4.7 million, respectively, while interest capitalized for the same periods in 2008 and 2007 totaled $3.2 million and $3.7 million, respectively. This resulted in interest expense of $1.2 million for the six months ended June 30, 2008, compared to $1.0 million in the same 2007 period. The interest expense in the six months ended June 30, 2008 of approximately $1.2 million was partially associated with funds borrowed by Core but then loaned to the Parent Company. This intercompany interest amounted to $1.1 million for the six months ended June 30, 2008 and was eliminated on a consolidated basis. The remaining portion of interest expense was due to the completion of certain phases of development of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. The interest expense in the six months ended June 30, 2007 of approximately $1.0 million was attributable to funds borrowed by Core but then loaned to the Parent Company. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated on a consolidated basis. Interest incurred was lower due to decreases in the average interest rates on our notes and mortgage notes payable. Cost of sales of real estate for the six months ended June 30, 2008 and June 30, 2007 included an insignificant amount of previously capitalized interest.
          Interest and other income decreased to $1.6 million in the six months ended June 30, 2008 from $2.1 million for the six months ended June 30, 2007. The decrease is primarily related to decreased interest income due to lower average interest rates and lower intercompany interest that was eliminated in consolidation.

Real Estate Development
(Woodbridge)
          The income from discontinued operations, which relates to the income generated by two of Core’s commercial leasing projects which were held for sale as of June 30, 2008, increased to $2.4 million in the six months ended June 30, 2008 from $105,000 in the same period of 2007. The increase is due to increased commercial lease activity as a result of the Landing at Tradition retail power center opening in late 2007.
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$635	—	635	635	6,574	(5,939)
Other revenues	251	142	109	510	435	75

Total revenues	886	142	744	1,145	7,009	(5,864)

Costs and expenses
Cost of sales of real estate	587	1,018	(431)	587	6,519	(5,932)
Selling, general and administrative expenses	7,651	6,928	723	14,747	15,164	(417)
Interest expense	2,104	—	2,104	4,777	—	4,777

Total costs and expenses	10,342	7,946	2,396	20,111	21,683	(1,572)

Earnings from Bluegreen Corporation	1,211	1,357	(146)	1,737	3,101	(1,364)
Interest and other income	1,732	403	1,329	3,074	648	2,426

Loss before income taxes	(6,513)	(6,044)	(469)	(14,155)	(10,925)	(3,230)
Benefit for income taxes	—	1,042	(1,042)	—	2,906	(2,906)

Net loss	$(6,513)	(5,002)	(1,511)	(14,155)	(8,019)	(6,136)

          The results of operations of Carolina Oak are included in the Other Operations segment for the three and six months ended June 30, 2008, but were included in the Primary Homebuilding segment for the three and six months ended June 30, 2007.
For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
          Sales of real estate for the three months ended June 30, 2008 were $635,000 resulting from the delivery of 2 units in Carolina Oak compared to no sales of real estate for the three months ended June 30, 2007. At June 30, 2008, Carolina Oak had a backlog of 8 units with a value of $2.6 million compared to no units in backlog at June 30, 2007. Other revenues for the three months ended June 30, 2008 were $251,000 compared to $142,000 for the same period in 2007.
          Cost of sales of real estate for the three months ended June 30, 2008 was $587,000 compared to $1.0 million in the three months ended June 30, 2007. Cost of sales of real estate for the quarter ended June 30, 2008 related to the delivery of 2 units in Carolina Oak while in the same period in 2007 was comprised of only the expensing of interest previously capitalized as no units were delivered.
          Bluegreen reported net income for the three months ended June 30, 2008 of $3.4 million, as compared to $4.1 million for the same period in 2007.  Our interest in Bluegreen’s income was $1.2 million for the 2008 period compared to $1.4 million for the 2007 period.  We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares at each of June 30, 2008 and 2007.  Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of

Real Estate Development
(Woodbridge)
purchase accounting adjustments) as pre-tax earnings.  Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings.  Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results.
          Selling, general and administrative expenses increased by $723,000, or 10.4%, to $7.7 million during the three months ended June 30, 2008 from $6.9 million during the three months ended June 30, 2007. The increase was mainly attributable to severance charges related to the reductions in force associated with the bankruptcy filing of Levitt and Sons, increased professional fees associated with our interest and position taken in connection with our investments in equity securities and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. These increases were partially offset by decreased compensation, benefits and incentives expenses and decreased office related expenses. The decrease in compensation and office related expenses is attributable to decreased headcount, as total employees decreased from 65 at June 30, 2007 to 21 at June 30, 2008.
          Interest incurred was approximately $3.1 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $972,000 was capitalized in the three months ended June 30, 2008. This resulted in interest expense of $2.1 million for the three months ended June 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The increase in interest incurred was attributable to higher outstanding balances on our notes and mortgages notes payable for the three months ended June 30, 2008 compared to the same period in 2007.
          Interest and other income increased to $1.7 million during the three months ended June 30, 2008 as compared to $403,000 for the same period of 2007. The increase is due to a $1.2 million gain on sale of equity securities and increased interest income based on higher cash balances in the three months ended June 30, 2008 compared to the same period in 2007 reflecting proceeds from the October 2007 rights offering.
For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
          Sales of real estate for the six months ended June 30, 2008 were $635,000 compared to $6.6 million during the same period in 2007. Sales of real estate for the six months ended June 30, 2008 relate to the delivery of 2 units in Carolina Oak while sales of real estate for the same period in 2007 relate to the delivery of 17 warehouse units in Levitt Commercial. At June 30, 2008, Carolina Oak had a backlog of 8 units with a value of $2.6 million compared to no units in backlog at June 30, 2007. Other revenues for the six months ended June 30, 2008 were $510,000 compared to $435,000 for the same period in 2007.
          Cost of sales of real estate for the six months ended June 30, 2008 was $587,000 compared to $6.5 million in the six months ended June 30, 2007. Cost of sales of real estate for the first six months of 2008 related to the delivery of 2 units in Carolina Oak while in the same period in 2007 was comprised of both the cost of sales of the 17 warehouse units delivered in Levitt Commercial as well as the expensing of interest previously capitalized.
          Bluegreen reported net income for the six months ended June 30, 2008 of $4.8 million, as compared to $9.4 million for the same period in 2007.  Our interest in Bluegreen’s income was $1.7 million for the 2008 period compared to $3.1 million for the 2007 period.
          Selling, general and administrative expenses decreased $417,000, or 2.7%, to $14.7 million during the six months ended June 30, 2008 from $15.2 million during the six months ended June 30, 2007. The decrease was attributable to decreased compensation, benefits and incentives expenses and decreased office related expenses. The decrease in compensation and office related expenses is attributable to decreased headcount, as total employees decreased from 65 at June 30, 2007 to 21 at June 30, 2008. These decreases were offset in part by increases in severance charges related to the reductions in force associated with the bankruptcy filing of Levitt and Sons, increased professional fees associated with our interest and position taken in connection with our investments in equity securities and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs.

Real Estate Development
(Woodbridge)
          Interest incurred was approximately $6.4 million and $5.1 million for the six months ended June 30, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $1.6 million was capitalized in the six months ended June 30, 2008. This resulted in interest expense of $4.8 million for the six months ended June 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The increase in interest incurred was attributable to higher outstanding balances on our notes and mortgages notes payable for the six months ended June 30, 2008 compared to the same period in 2007.
          Interest and other income increased to $3.1 million during the six months ended June 30, 2008 as compared to $648,000 for the same period of 2007. The increase is due to a $1.2 million gain on sale of equity securities and increased interest income based on higher cash balances in the six months ended June 30, 2008 compared to the same period in 2007 reflecting proceeds from the October 2007 rights offering.
PRIMARY HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$—	114,805	(114,805)	—	227,317	(227,317)
Other revenues	—	877	(877)	—	1,599	(1,599)

Total revenues	—	115,682	(115,682)	—	228,916	(228,916)

Costs and expenses
Cost of sales of real estate	—	162,323	(162,323)	—	249,275	(249,275)
Selling, general and administrative expenses	—	20,675	(20,675)	—	39,096	(39,096)
Other expenses	—	413	(413)	—	895	(895)

Total costs and expenses	—	183,411	(183,411)	—	289,266	(289,266)

Interest and other income	—	2,560	(2,560)	—	4,201	(4,201)

Loss before income taxes	—	(65,169)	65,169	—	(56,149)	56,149
Benefit for income taxes	—	13,353	(13,353)	—	9,814	(9,814)

Net loss	$—	(51,816)	51,816	—	(46,335)	46,335

Homes delivered (units)	—	335	(335)	—	650	(650)
Construction starts (units)	—	175	(175)	—	377	(377)
Average selling price of homes delivered	$—	343	(343)	—	350	(350)
Margin percentage	—	(41.4)%	41.4%	—	(9.7)%	9.7%
Gross orders (units)	—	399	(399)	—	594	(594)
Gross orders (value)	$—	106,134	(106,134)	—	172,650	(172,650)
Cancellations (units)	—	156	(156)	—	250	(250)
Net orders (units)	—	243	(243)	—	344	(344)
Backlog of homes (units)	—	820	(820)	—	820	(820)
Backlog of homes (value)	$—	270,907	(270,907)	—	270,907	(270,907)
          There are no results of operations or financial metrics included in the preceding table for the three and six months ended June 30, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see Note 19 to our unaudited consolidated financial statements included under Item 1 of this report.
          Historically, the results of operations of Carolina Oak were included as part of the Primary Homebuilding segment. The results of operations of Carolina Oak after January 1, 2008 are included in the Other Operations

Real Estate Development
(Woodbridge)
segment as a result of the deconsolidation of Levitt and Sons at November 9, 2007, and the acquisition of Carolina Oak by Woodbridge.
TENNESSEE HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$—	8,848	(8,848)	—	30,505	(30,505)

Total revenues	—	8,848	(8,848)	—	30,505	(30,505)

Costs and expenses
Cost of sales of real estate	—	8,683	(8,683)	—	29,334	(29,334)
Selling, general and administrative expenses	—	1,980	(1,980)	—	3,864	(3,864)

Total costs and expenses	—	10,663	(10,663)	—	33,198	(33,198)

Interest and other income	—	23	(23)	—	52	(52)

Loss before income taxes	—	(1,792)	1,792	—	(2,641)	2,641
Benefit for income taxes	—	596	(596)	—	924	(924)

Net loss	$—	(1,196)	1,196	—	(1,717)	1,717

Homes delivered (units)	—	44	(44)	—	91	(91)
Construction starts (units)	—	60	(60)	—	112	(112)
Average selling price of homes delivered	$—	201	(201)	—	214	(214)
Margin percentage	—	1.9%	(1.9)%	—	6.0%	(6.0)%
Gross orders (units)	—	79	(79)	—	169	(169)
Gross orders (value)	$—	16,291	(16,291)	—	36,634	(36,634)
Cancellations (units)	—	31	(31)	—	63	(63)
Net orders (units)	—	48	(48)	—	106	(106)
Backlog of homes (units)	—	137	(137)	—	137	(137)
Backlog of homes (value)	$—	26,925	(26,925)	—	26,925	(26,925)
          There are no results of operations or financial metrics included in the preceding table for the three and six months ended June 30, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see Note 19 to our unaudited consolidated financial statements included under Item 1 of this report.

Real Estate Development
(Woodbridge)
FINANCIAL CONDITION
June 30, 2008 compared to December 31, 2007
          Our total assets at June 30, 2008 and December 31, 2007 were $673.7 million and $712.9 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $69.9 million, which resulted from cash used in operations of $39.8 million, cash used in investing activities of $14.6 million and cash used in financing activities of $15.5 million;

•	a net increase of the investment in other equity securities of $15.7 million as a result of the acquisition (net of shares sold) of shares of equity securities; and

•	a net increase in inventory of real estate of $14.9 million mainly due to the land development activities of the Land Division.
          Total liabilities at June 30, 2008 and December 31, 2007 were $432.9 million and $451.7 million, respectively. The change in total liabilities primarily resulted from:
•	a net decrease in notes and mortgage notes payable of $16.9 million, primarily due to curtailment payments made in connection with a development loan collateralized by land in Tradition Hilton Head; and

•	a net decrease in accounts payable and other accrued liabilities of approximately $4.2 million mainly attributable to decreased severance and construction related accruals.
LIQUIDITY AND CAPITAL RESOURCES
          Management assesses the Company’s liquidity in terms of the Company’s cash and cash equivalent balances and its ability to generate cash to fund its operating and investment activities. We intend to use available cash and our borrowing capacity to implement our business strategy of pursuing investment opportunities and continuing the development of our master-planned communities. We are also exploring possible ways to monetize a portion of our investment in Core assets through joint ventures or other strategic relationships. We will also seek to utilize community development districts to fund development costs when possible. We also will use available cash to repay borrowings and to pay operating expenses. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated liquidity needs.
          The Company separately manages its liquidity at the Parent Company level and at the operating subsidiary level, consisting primarily of Core Communities. Subsidiary operations are generally financed using proceeds from sales of real estate inventory and debt financing using operating assets as loan collateral. Many of Core’s financing agreements contain covenants at the subsidiary level. Parent Company guarantees are generally avoided and, when provided, are provided on a limited basis.
          The Company expects to meet its long-term liquidity requirements through the foregoing, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
Woodbridge (Parent Company level)
          As of June 30, 2008 and December 31, 2007, Woodbridge had cash of $81.9 million and $162.0 million, respectively. Our cash decreased by $80.1 million during the six months ended June 30, 2008 primarily due to the repayment of a $40.0 million intercompany loan to Core and the acquisition of 1,435,000 shares of Office Depot common stock for an aggregate cost of $16.3 million. The remaining balance was used in operations and to pay accrued expenses, including severance related expenses.

Real Estate Development
(Woodbridge)
          On October 25, 2007, Woodbridge acquired from Levitt and Sons all of the membership interests in Carolina Oak, which owns a 150 acre parcel in Tradition Hilton Head. In connection with this acquisition, the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”) was modified, and Woodbridge became the obligor under the Carolina Oak Loan. Woodbridge was previously a guarantor of this loan and as partial consideration for Woodbridge becoming an obligor of the Carolina Oak Loan, its membership interests in Levitt and Sons, previously pledged by Woodbridge to the lender, was released. At June 30, 2008, the outstanding balance on the Carolina Oak Loan was $39.1 million and is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (5.00% at June 30, 2008) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including periodic appraisal and re-margining and the lender’s right to accelerate the debt upon a material adverse change with respect to Woodbridge. At June 30, 2008, there was no immediate availability to draw on this facility based on available collateral and the Company was in compliance with the loan covenants.
          At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Woodbridge has incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”) in the amounts of $591,000 and $1.6 million in the three and six months ended June 30, 2008, respectively. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to the recovery by creditors in the Chapter 11 Cases.  Levitt and Sons may not have sufficient assets to repay Woodbridge for advances made to Levitt and Sons or the Post Petition Services and it is likely that these amounts will not be recovered. In addition, Woodbridge files a consolidated federal income tax return. At June 30, 2008, Woodbridge had a federal income tax receivable of $27.4 million as a result of losses incurred which is anticipated to be collected upon filing the 2007 consolidated U.S. federal income tax return. Woodbridge has been advised that the creditors believe they are entitled to share in an unstated amount of the refund.
          On June 27, 2008, Woodbridge entered into the Settlement Agreement with the Debtors and the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge has agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge has agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee of Unsecured Creditors) have agreed to waive and release any claims they may have against Woodbridge and its affiliates. The Settlement Agreement is subject to a number of conditions, including the approval of the Bankruptcy Court, and there is no assurance that the Settlement Agreement will be approved or the transactions contemplated by it completed. Certain of Levitt and Sons’ creditors have indicated that they intend to object to the Settlement Agreement and may pursue claims against Woodbridge. At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on Woodbridge and its results of operations, cash flows or financial condition in the event the Settlement Agreement is not approved by the Bankruptcy Court.
          The Company intends to seek to effect a reverse stock split during the third or fourth quarter of 2008 which, if consummated, would combine a predetermined number of shares of the Company’s Class A Common Stock into one share of Class A Common Stock and the same predetermined number of shares of the Company’s Class B Common Stock into one share of Class B Common Stock. The reverse stock split would proportionately reduce the number of authorized shares and the number of outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, but would not have any impact on a shareholder’s proportionate equity interest or voting rights in the Company. The Company is pursuing the reverse stock split based on the continued listing requirements of the New York Stock Exchange. While the reverse stock split would potentially address issues with respect to the trading price of the Company’s Class A Common Stock, the exchange also requires a minimum market value of publicly held shares and excludes the value of shares held by large shareholders from that calculation. Given the current composition of the Company’s shareholders, it may be difficult for the Company to meet this requirement for continued listing. There is no assurance that the reverse stock split will be effected in the timeframe anticipated, or at all.
Core Communities
          At June 30, 2008 and December 31, 2007, Core had cash and cash equivalents of $43.4 million and $33.1 million, respectively. Cash increased $10.3 million during the six months ended June 30, 2008 primarily as a result of the repayment of a $40.0 million intercompany loan from the Parent Company, offset by $19.9 million of curtailment payments mentioned below and cash used to fund the continued development at Core’s projects as well as selling, general and administrative expenses. At June 30, 2008, Core had immediate availability under its various lines of credit of $19.0 million. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the community infrastructure.

Real Estate Development
(Woodbridge)
          In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this line of credit at the date of termination. The lender agreed to continue to honor two construction loans to a subsidiary of Core totaling $9.0 million as of June 30, 2008. In July 2008, Core refinanced these construction loans for $9.1 million. The terms of the new loan agreement call for a maturity date of July 2010 with a one year extension.
          Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. On June 27, 2008, Core modified this loan agreement. The loan modification agreement terminated the revolving feature of the loan and reduced a $19.3 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008, with the remaining $12.0 million due in November 2008. Additionally, the loan modification agreement reduced the extension term from an extension period of one year to an extension period of up to two 3-month periods upon compliance with the conditions set forth in the loan modification agreement, including a minimum $5 million principal reduction with each extension. The February 28, 2009 maturity date of the loan was not modified in the loan modification agreement.
          The loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have annual appraisal and re-margining requirements. These provisions may require Core, in circumstances where the value of its real estate collateralizing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments.
          All of Core’s debt facilities contain financial covenants generally covering net worth, liquidity and loan to value ratios. Further, Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of cash to payment of its debt and reduce its ability to use its cash to fund operations or investments. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or seek other funds, which may not be available on attractive terms, if at all. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land, and funding from Woodbridge.
Off Balance Sheet Arrangements and Contractual Obligations
          In connection with the development of certain projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. If these improvement districts were not established, Core would need to fund community infrastructure development out of operating cash flow or through sources of financing or capital, or be forced to delay its development activity. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core pays a portion of the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
          Core’s bond financing at June 30, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $102.4 million. Further, at June 30, 2008, there was approximately $110.4 million available under these bonds to fund future development expenditures. Bond obligations at June 30, 2008 mature in 2035 and 2040.  As of June 30, 2008, Core Communities owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to

Real Estate Development
(Woodbridge)
assessments within the special assessment district.  During the three and six months ended June 30, 2008, Core recorded approximately $163,000 and $268,000, respectively, in assessments on property owned by it in the districts.   Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold.  Accordingly, if the current adverse conditions in the homebuilding industry do not improve and Core is forced to hold its land inventory longer than originally projected, Core would be forced to pay a higher portion of annual assessments on property which is subject to assessments. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.   Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.  At June 30, 2008, the liability related to developer obligations was $3.5 million. This liability is included in the liabilities related to assets held for sale in the accompanying consolidated statements of financial condition as of June 30, 2008, and includes amounts associated with Core’s ownership of the property.
          The following table summarizes our contractual obligations as of June 30, 2008 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations (1) (2)	$257,872	26,806	117,967	3,848	109,251
Long-term debt obligations associated with assets held for sale	80,693	8,886	68,645	112	3,050
Operating lease obligations	4,094	1,245	1,257	424	1,168

Total obligations	$342,659	36,937	187,869	4,384	113,469

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments and some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining requirements.
          Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
          At June 30, 2008, we had outstanding surety bonds and letters of credit of approximately $7.7 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $4.8 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases.  In the event that these obligations are drawn and paid by the surety, Woodbridge could be

Real Estate Development
(Woodbridge)
responsible for up to $12.0 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. As of June 30, 2008, the $1.1 million surety bonds accrual at Woodbridge related to certain bonds which management considers to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements.   During the three and six months ended June 30, 2008, Woodbridge performed under its indemnity agreements and reimbursed the surety $367,000 and $532,000, respectively. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual.  There is no assurance that Woodbridge will not be responsible for amounts well in excess of the $1.1 million accrual. It is considered unlikely that Woodbridge will receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay.
          On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of $816,000 and $2.0 million during the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2008, the Company paid approximately $1.2 million and $2.7 million, respectively, in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons. At June 30, 2008, $1.3 million was accrued to be paid from this fund and the severance accrual for other employees of the Company. In addition to these amounts, Woodbridge expects additional severance related obligations of approximately $202,000 to be incurred during the remainder of 2008.

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
          Because BankAtlantic Bancorp and Woodbridge are consolidated in the Company’s financial statements, an increase or decrease in the market price of their stock would not impact the Company’s consolidated financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC. Included in the Company’s Consolidated Statements of Financial Condition at June 30, 2008 was BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available (unless converted into common stock). The ability to realize or liquidate these investments will depend on future market and economic conditions and the ability to register the shares of Benihana’s common stock in the event of the conversion of our shares of Benihana Series B Convertible Preferred stock, all of which are subject to significant risk.
          As the Company (excluding BankAtlantic Bancorp and Woodbridge) is not expected to generate taxable income from operations in the foreseeable future, the Company currently anticipates implementing a planning strategy in 2008 to utilize NOLs that are scheduled to expire. If the strategy is implemented, the Company would begin selling shares of BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize the $3.3 million of NOLs expected to expire in 2008.  The Company would then repurchase a sufficient number of shares to substantially maintain its ownership of BankAtlantic Bancorp.  If the stock price on sale is lower than its book basis at the time of sale, a loss will be recognized and reflected in the Company’s results of operations.
BankAtlantic Bancorp
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the six months ended June 30, 2008. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the six months ended June 30, 2008, see Item 2 Financial Services “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income” above or in BankAtlantic Bancorp’s Form 10-Q for the period ending June 30, 2008.
Woodbridge
          Woodbridge has a risk of loss associated with its long-term borrowings that are subject to interest rate risk. At June 30, 2008, including borrowings related to assets held for sale, Woodbridge had $232.6 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $105.9 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on Woodbridge’s variable rate debt from changes in interest rates may affect Woodbridge’s earnings and cash flows but would generally not impact the fair value of such debt. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not

Woodbridge’s earnings or cash flow. Assuming the variable rate debt balance of $232.6 million outstanding at June 30, 2008 (which does not include initially fixed-rate obligations which will not become floating rate during 2008) was to remain constant, each one percentage point increase in interest rates would increase the interest expense incurred by Woodbridge by approximately $2.3 million per year.
          Included in the Company’s Consolidated Statement of Financial Condition at June 30, 2008 were $15.7 million of publicly traded equity securities (comprised of 1,435,000 shares of Office Depot common stock) which are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income in the consolidated statement of shareholders’ equity.  These equity securities are subject to equity pricing risks arising in connection with changes in their relative value due to changing market and economic conditions and the results of operation and financial condition of Office Depot. A decline in the trading price of these securities will negatively impact the Company’s shareholders equity by negatively impacting our economic ownership interest in Woodbridge.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules Rule 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          Other than as described herein with respect to the Chapter 11 Cases, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note 23 to our unaudited consolidated financial statements included in Item 1 of this report for a detailed description of the current status of the Chapter 11 Cases.
Item 1A. Risk Factors
          Other than the risk factor described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
If the market price of our Class A Common Stock or the market value of our publicly held shares is below the continued listing requirements of NYSE Arca, our Class A Common Stock will be subject to delisting from the exchange.
          Our Class A Common Stock is currently traded on NYSE Arca. As previously reported, on May 20, 2008, we were notified by NYSE Arca that we did not have a market value of publicly held shares in excess of $15 million or an average closing price per share of our Class A Common Stock in excess of $1.00 for a consecutive 30 trading-day period, as required for continued listing on the exchange. We may not be able to comply with the continued listing requirements, in which case our Class A Common Stock will be subject to delisting from the exchange which could adversely impact the trading price and liquidity of our Class A Common Stock.
Item 4. Submission of Matters to a Vote of Security Holders
          The Company held its Annual Meeting of Shareholders on May 20, 2008. At the meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following two Directors to a three year term by the following votes:

Director	For	Withheld
John E. Abdo	164,625,651	1,434,519
Oscar Holzmann	163,629,169	2,431,001
          The other directors continuing in office are Alan B. Levan, D. Keith Cobb, Earl Pertnoy and Neil Sterling.
Item 6. Exhibits

Exhibit 31.1 *	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 *	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 *	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 **	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 **	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3 **	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: August 11, 2008	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 11, 2008	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: August 11, 2008	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer