Form 10-Q
period 2008-09-30
BFC FINANCIAL CORP
filed 2008-11-10
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒
The number of shares outstanding of each of the registrant’s classes of common stock is as follows:
Class A Common Stock of $.01 par value, 38,254,389 shares outstanding as of November 3, 2008
Class B Common Stock of $.01 par value, 6,875,104 shares outstanding as of November 3, 2008

[THIS PAGE INTENTIONALLY LEFT BLANK]

BFC Financial Corporation

[THIS PAGE INTENTIONALLY LEFT BLANK]

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$388,041	332,155
Securities available for sale and other financial instruments (at fair value)	743,527	936,968
Investment securities at cost or amortized costs (approximate fair value: $26,260 and $65,244)	25,484	60,173
Tax certificates, net of allowance of $5,515 in 2008 and $3,289 in 2007	294,029	188,401
Federal Home Loan Bank stock, at cost which approximates fair value	77,152	74,003
Residential loans held for sale at lower of cost or fair value	4,264	4,087
Loans receivable, net of allowance for loan losses of $114,137 in 2008 and $94,020 in 2007	4,402,264	4,524,451
Accrued interest receivable	44,564	46,271
Real estate held for development and sale	271,759	270,229
Real estate owned	20,054	17,216
Investments in unconsolidated affiliates	80,135	128,321
Properties and equipment, net	242,412	276,078
Goodwill and other intangibles	72,200	75,886
Deferred tax asset, net	67,528	16,330
Assets held for sale	92,808	96,348
Other assets	25,660	67,516

Total assets	$6,851,881	7,114,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Interest bearing	$3,094,756	3,129,194
Non-interest bearing	756,717	824,211

Total deposits	3,851,473	3,953,405
Advances from FHLB	1,468,120	1,397,044
Short term borrowings	96,112	159,905
Subordinated debentures, mortgage notes payable and mortgage-backed bonds	197,491	216,451
Junior subordinated debentures	380,208	379,223
Loss in excess of investment in Woodbridge’s subsidiary	55,214	55,214
Other liabilities	118,346	130,111
Liabilities related to assets held for sale	76,957	80,093

Total liabilities	6,243,921	6,371,446

Noncontrolling interest	433,188	558,950

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $.01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) issued and outstanding 15,000 shares in 2008 and 2007	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 38,265,836 in 2008 and 38,232,932 in 2007	382	382
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,875,104 in 2008 and 6,876,081 in 2007	69	69
Additional paid-in capital	132,031	131,189
Retained earnings	44,660	50,801

Total shareholders’ equity before accumulated other comprehensive (loss) income	177,142	182,441
Accumulated other comprehensive (loss) income	(2,370)	1,596

Total shareholders’ equity	174,772	184,037

Total liabilities and shareholders’ equity	$6,851,881	7,114,433

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
BFC Activities:
Interest and dividend income	$326	855	1,081	1,838
Securities activities, net	795	—	898	1,295
Other income	188	146	1,834	2,080

	1,309	1,001	3,813	5,213

Financial Services:
Interest and dividend income	81,184	94,896	243,403	282,211
Service charges on deposits	23,924	25,894	72,404	76,297
Other service charges and fees	7,309	7,222	21,863	21,779
Securities activities, net	1,132	1,207	5,359	11,575
Other income	2,436	1,909	7,969	6,918

	115,985	131,128	350,998	398,780

Real Estate Development:
Sales of real estate	10,522	122,824	13,071	389,486
Interest and dividend income	751	674	2,822	2,014
Securities activities, net	—	—	1,178	—
Other income	1,229	3,877	3,049	11,713

	12,502	127,375	20,120	403,213

Total revenues	129,796	259,504	374,931	807,206

Costs and Expenses
BFC Activities:
Employee compensation and benefits	1,986	2,633	7,490	8,127
Other expenses	645	1,461	2,423	3,005

	2,631	4,094	9,913	11,132

Financial Services:
Interest expense, net of amounts capitalized	34,737	51,095	108,687	145,121
Provision for loan losses	31,214	48,949	121,349	61,327
Employee compensation and benefits	31,679	34,258	100,015	113,256
Occupancy and equipment	15,996	16,954	48,554	48,825
Advertising and business promotion	3,430	4,276	11,987	14,343
Provision for tax certificates	2,839	75	3,646	225
Impairment, restructuring and exit activities	522	11,005	6,409	14,680
Other expenses	13,779	14,796	40,711	41,954

	134,196	181,408	441,358	439,731

Real Estate Development:
Cost of sales of real estate	7,063	275,340	8,911	559,842
Interest expense, net of amounts capitalized	1,731	—	6,429	—
Selling, general and administrative expenses	11,022	31,228	34,938	96,066
Other expenses	—	1,112	—	2,007

	19,816	307,680	50,278	657,915

Total costs and expenses	156,643	493,182	501,549	1,108,778

Equity in earnings from unconsolidated affiliates	2,478	4,713	5,724	9,632
Impairment of investment in unconsolidated affiliate	(48,883)	—	(48,883)	—

Loss from continuing operations before income taxes and noncontrolling interest	(73,252)	(228,965)	(169,777)	(291,940)
Benefit for income taxes	(12,642)	(39,247)	(47,113)	(57,377)
Noncontrolling interest	(54,853)	(164,388)	(105,652)	(204,698)

Loss from continuing operations	(5,757)	(25,330)	(17,012)	(29,865)
Discontinued operations, less noncontrolling interest and income tax tax provision (benefit) of $2,788 and $491 for the three months ended September 30, 2008 and 2007 and $3,685 and $(2,896) for the nine months ended September 30, 2008 and 2007	1,821	83	2,288	1,131
Extraordinary gain	9,145	—	9,145	—

Net income (loss)	5,209	(25,247)	(5,579)	(28,734)
5% Preferred Stock dividends	(187)	(187)	(562)	(562)

Net income (loss) allocable to common stock	$5,022	(25,434)	(6,141)	(29,296)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings (loss) per common share:
Basic loss per share from continuing operations	$(0.13)	(0.59)	(0.39)	(0.83)
Basic earnings per share from discontinued operations	0.04	—	0.05	0.03
Basic earnings per share from extraordinary gain	0.20	—	0.20	—

Basic earnings (loss) per share	$0.11	(0.59)	(0.14)	(0.80)

Diluted loss per share from continuing operations	$(0.13)	(0.59)	(0.39)	(0.83)
Diluted earnings per share from discontinued operations	0.04	—	0.05	0.03
Diluted earnings per share from extraordinary gain	0.20	—	0.20	—

Diluted earnings (loss) per share	$0.11	(0.59)	(0.14)	(0.80)

Basic weighted average number of common shares outstanding	45,102	42,942	45,106	36,649

Diluted weighted average number of common and common equivalent shares outstanding	45,102	42,942	45,106	36,649
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss) — Unaudited
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$5,209	(25,247)	(5,579)	(28,734)

Other comprehensive income (loss), net of tax:
Unrealized (loss) gains on securities available for sale	(1,870)	1,647	(3,705)	3,399
Provision (benefit) for income taxes	(317)	635	(1,025)	1,311

Unrealized (loss) gains on securities available for sale, net of tax	(1,553)	1,012	(2,680)	2,088

Unrealized loss associated with investment in unconsolidated affiliates	(127)	(51)	(310)	(106)
Benefit for income taxes	(49)	(20)	(120)	(41)

Unrealized loss associated with investment in unconsolidated affiliates, net of tax	(78)	(31)	(190)	(65)

Reclassification adjustments of net realized gains included in net income (loss)	(825)	(15)	(1,496)	(2,150)
Less: (Provision) benefit for income taxes	(141)	9	(400)	(815)

Net realized gains reclassified into net income (loss), net of tax	(684)	(24)	(1,096)	(1,335)

Total other comprehensive (loss) income	(2,315)	957	(3,966)	688

Comprehensive income (loss)	$2,894	(24,290)	(9,545)	(28,046)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity — Unaudited
For the Nine Months Ended September 30, 2008
(In thousands)

							Accumulated
							Other
							Compre-
	Shares of Common		Class A	Class B	Additional		hensive
	Stock Outstanding		Common	Common	Paid-in	Retained	Income
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Total
Balance, December 31, 2007	38,233	6,876	$382	$69	$131,189	$50,801	$1,596	$184,037
Net loss	—	—	—	—	—	(5,579)	—	(5,579)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(3,966)	(3,966)
Issuance of restricted Class A Common Stock	121	—	—	—	—	—	—	—
Transfer of shares of Common Stock	1	(1)	—	—	—	—	—	—
Purchase and retirement of of Class A Common Stock	(89)	—	—	—	(48)	—	—	(48)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	69	—	—	69
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(562)	—	(562)
Share-based compensation related to stock options and restricted stock	—	—	—	—	821	—	—	821

Balance, September 30, 2008	38,266	6,875	$382	$69	$132,031	$44,660	$(2,370)	$174,772

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2008	2007

Net cash provided by (used in) operating activities	$41,473	$(9,246)

Investing activities:
Proceeds from redemption and maturities of investment securities	14,365	3,978
Proceeds from redemption and maturities of tax certificates	252,946	157,354
Purchase of investment securities	(2,792)	(11,998)
Purchase of tax certificates	(363,013)	(166,934)
Purchase of securities available for sale	(291,241)	(238,549)
Proceeds from sales and maturities of securities available for sale	497,110	243,564
Decrease in restricted cash	1,393	1,231
Purchases of FHLB stock	(45,810)	(10,575)
Redemption of FHLB stock	42,661	15,889
Investments in unconsolidated subsidiaries	(66)	(6,188)
Distributions from unconsolidated subsidiaries	2,589	8,094
Net increase in loans	(16,552)	(54,802)
Proceeds from the sale of loans receivable	10,100	—
Improvements to real estate owned	(19)	(1,963)
Proceeds from sales of real estate owned	2,533	1,253
Net additions to office properties and equipment	(2,237)	(82,465)
Net cash outflows from the sale of Central Florida stores	(4,491)	—
Deposit on Woodbridge’s rights offering	—	(33,205)
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	2,628

Net cash provided by (used in) investing activities	97,476	(172,688)

Financing activities:
Net (decrease) increase in deposits	(65,214)	100,941
Net proceeds (repayments) of FHLB advances	71,000	(100,000)
Decrease in securities sold under agreements to repurchase	(4,818)	(34,470)
(Decrease) increase in federal funds purchased	(58,975)	142,974
Repayments of secured borrowings	—	—
Repayment of notes and bonds payable	(31,307)	(156,845)
Proceeds from notes and bonds payable	8,382	214,057
Proceeds from issuance of junior subordinated debentures	—	30,929
Payments for debt issuance costs	(577)	(1,656)
Proceeds from exercise of BFC stock options	—	187
Excess tax benefits from share-based compensation	—	1,264
5% Preferred Stock dividends paid	(562)	(562)
Purchase and retirement of BFC Class A Common Stock	(48)	—
Proceeds from issuance of BFC Class A Common Stock, net of issuance cost	—	36,121
Proceeds from issuance of BankAtlantic Bancorp Class A Common Stock to non-BFC shareholders	103	2,369
Purchase and retirement of BankAtlantic Bancorp Class A Common Stock	—	(53,769)
Cash dividends paid by BankAtlantic Bancorp to non-BFC shareholders	(637)	(5,534)
Cash dividends paid by Woodbridge to non-BFC shareholders	—	(330)
Venture partnership distribution paid to non-BFC interest holders	(410)	—

Net cash (used in) provided by financing activities	(83,063)	175,676

Increase (decrease) in cash and cash equivalents	55,886	(6,258)
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	—	3,285
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	—	(6,294)
Cash and cash equivalents at the beginning of period	332,155	201,123

Cash and cash equivalents at end of period	$388,041	$191,856

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2008	2007
Supplemental cash flow information:
Interest on borrowings and deposits, net of amounts capitalized	$118,649	$142,420
Income taxes (refunded) paid	(29,711)	4,556
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to real estate owned	6,066	114
Tax certificates transferred to real estate owned	793	1,503
Transfers of office properties and equipment to real estate held for development and sale	—	1,239
Increase in investments of unconsolidated subsidiaries associated with the issuance of trust preferred securities	—	774
Decrease in accumulated other comprehensive income, net of taxes	(3,966)	688
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	69	183
Securities purchased pending settlement	—	(23,896)
Effect of FASB Interpretation No. 48	—	121
Real estate held for development and sale transferred to property and equipment	—	1,148
Stifel common stock received pursuant to Stifel merger agreement	11,309	—
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     BFC Financial Corporation (“BFC” or the “Company”) (NYSE Arca: BFF) is a diversified holding company. BFC’s current major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) (NYSE: BBX) and Woodbridge Holdings Corporation (formerly known as Levitt Corporation) and its wholly-owned subsidiaries (“Woodbridge”) (NYSE: WDG) and a noncontrolling interest in Benihana, Inc. (NASDAQ: BNHN), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
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
     In September 2008, BankAtlantic Bancorp and Woodbridge each completed a one-for-five reverse split of its common stock. Where appropriate, amounts throughout this document have been adjusted to reflect the reverse stock splits effected by BankAtlantic Bancorp and Woodbridge. The reverse stock splits did not impact the Company’s proportionate equity interest or voting rights in BankAtlantic Bancorp or Woodbridge. BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of September 30, 2008 was as follows:

			Percentage
	Shares	Percentage of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock (1)	2,065,847	20.15%	10.68%
Class B Common Stock	975,225	100.00%	47.00%
Total	3,041,072	27.08%	57.68%

Woodbridge
Class A Common Stock (2)	3,735,391	19.62%	6.98%
Class B Common Stock	243,807	100.00%	47.00%
Total	3,979,198	20.64%	53.98%

(1)	In August 2008, BFC purchased an aggregate of 400,000 shares of BankAtlantic Bancorp’s Class A common stock on the open market for an aggregate purchase price of $2.8 million. BFC’s acquisition of the 400,000 shares of BankAtlantic Bancorp’s Class A common stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 3.55% and increased BFC’s voting interest by approximately 2.06%. The acquisitions of additional shares of BankAtlantic Bancorp have been accounted for as a step acquisition under the purchase method of accounting. See Note 10 for further information.

(2)	BFC’s percentage of ownership includes, but BFC’s percentage of vote excludes, 1,229,117 shares of Woodbridge’s Class A Common Stock which BFC has agreed not to vote, subject to certain limited exceptions.
     BankAtlantic Bancorp is a unitary savings bank holding company organized under the laws of the State of Florida. BankAtlantic Bancorp’s principal asset is its investment in BankAtlantic and its subsidiaries.
     Woodbridge engages in (i) various business activities through its subsidiaries, Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, (ii) an equity investment in Bluegreen Corporation (“Bluegreen”), (iii) investments in Pizza Fusion Holdings, Inc (“Pizza Fusion”) and Office Depot, Inc. (“Office Depot”), (iv) the operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engages in homebuilding activities and is developing a community in South Carolina, and (v) other investments through

Cypress Creek Capital Holdings, Inc. and other subsidiaries and joint ventures. Prior to November 9, 2007, Woodbridge also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”) which was deconsolidated on November 9, 2007. As previously reported, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations. As a result of the deconsolidation, in accordance with Accounting Research Bulletin (“ARB”) No. 51, Woodbridge follows the cost method of accounting to record its interest in Levitt and Sons. See Note 22 for further information regarding Levitt and Sons and the Chapter 11 Cases including the proposed settlement with the Debtors’ estates.
     On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for the nine months ended September 30, 2007. Also, the financial results for two of Core Communities’ commercial leasing projects are presented as Discontinued Operations in the consolidated statements of operations for the periods presented, as more fully described in Note 4 in this report.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at September 30, 2008 and December 31, 2007; the consolidated results of operations, comprehensive loss for the three and nine month periods ended September 30, 2008 and 2007, the changes in consolidated shareholders’ equity for the nine months ended September 30, 2008 and consolidated cash flows for the nine month periods ended September 30, 2008 and 2007. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2008.
2. Fair Value Measurement
     Effective January 1, 2008, the Company partially adopted Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS No. 157”), which provides a framework for measuring fair value. The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, which delayed the effective date for SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. As such, the Company did not adopt the SFAS No. 157 fair value framework for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. The Company also did not adopt the SFAS No. 157 fair value framework for leasing transactions as these transactions were excluded from the scope of SFAS No. 157.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the Company an irrevocable option for measurement of financial assets or liabilities at fair value on a contract-by-contract basis. The Company did not elect the fair value option for any of its financial assets or liabilities as of the date of adoption (January 1, 2008) or for the nine months ended September 30, 2008.
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
     Level 3 inputs are unobservable inputs for the asset or liability. Level 3 inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for measurement at fair value in situations where there is little, if any, market activity for the asset or liability at the measurement date.
     The following table presents major categories of assets measured at fair value on a recurring basis at September 30, 2008 (in thousands):

		Fair Value Measurements at September 30, 2008 Using:
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$557,188	—	557,188	—
REMICS	173,045	—	173,045	—
Bonds	282	—	—	282
Other equity securities	13,012	9,320	—	3,692

Total securities available for sale at fair value	$743,527	9,320	730,233	3,974

     At September 30, 2008, there were no liabilities measured at fair value on a recurring basis in the Company’s consolidated financial statements.

     The following table presents the changes in major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$482	13,257	3,372	17,111
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	1,108	—	1,108
Included in other comprehensive loss	—	—	320	320
Purchases, issuances, and settlements	(200)	(14,365)	—	(14,565)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$282	—	3,692	3,974

     The $1.1 million of gains included in earnings for the three months ended September 30, 2008 represents realized gains on the sale of Stifel warrants.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	3,704	—	3,704
Included in other comprehensive loss	1	—	(1,441)	(1,440)
Purchases, issuances, and settlements	(400)	(14,365)	—	(14,765)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$282	—	3,692	3,974

     The $3.7 million of gains included in earnings for the nine months ended September 30, 2008 represents realized gains relating to the sale of Stifel warrants.
     The valuation techniques and the inputs used to measure the fair value of the recurring financial instruments are described below.
Mortgage-Backed Securities and REMIC’s
     BankAtlantic uses independent pricing sources and matrix pricing to measure the fair value of its mortgage-backed and real estate mortgage conduit securities and use a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that BankAtlantic owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is BankAtlantic’s principal market. To validate fair values obtained from the pricing sources, BankAtlantic reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. BankAtlantic reviews any price that it determines may not be reasonable and requires the pricing sources to or reevaluate its fair value.

Bonds and Other Equity Securities
     The Company generally uses a market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources to value bonds and other equity securities, if available. The Company also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. However, for certain BankAtlantic Bancorp investments in equity and debt securities in which observable market inputs cannot be obtained, the securities were valued either using the income approach and pricing models that BankAtlantic Bancorp developed or based on observable market data that BankAtlantic Bancorp has adjusted based on its judgment of the factors a market participant would use to value the securities (Level 3).
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements at September 30, 2008 using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total
	2008	(Level 1)	(Level 2)	(Level 3)	Impairments
Description

Loans measured for impairment using the fair value of the collateral	$120,945	—	—	120,945	78,609
Private equity investment	536	—	—	536	1,148

Total	$121,481	—	—	121,481	79,757

     As of September 30, 2008, there were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
Loans Measured for Impairment
     Third party appraisals are primarily used to assist BankAtlantic in measuring impairment of its collateral dependent impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and these values may also be adjusted for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, judgment is used with respect to market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.
Private Equity Investment
     Private investment securities represent investments in limited partnerships that invest in equity securities based on proprietary investment strategies. The underlying equity investments in these limited partnerships are publicly traded equity securities and the fair values of these securities are obtained from the general partner. As the fair values of the underlying securities in the limited partnership were obtained from the general partner and the inputs used are proprietary to the limited partnership and not known to the Company, the fair value assigned to these investments is considered Level 3.
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
     The Company currently operates through four reportable segments, which are: BFC Activities, Financial Services, Land Division and Woodbridge Other Operations. In 2007, the Company operated through two additional reportable segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation as of November 9, 2007.
     Except as otherwise indicated in these unaudited consolidated financial statements, the accounting policies of the segments are the same as those described in the summary of significant accounting policies presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Inter-company transactions are eliminated in consolidation.
     The Company evaluates segment performance based on income (loss) from continuing operations net of tax and noncontrolling interest.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge Holdings Corporation and its subsidiaries. BFC Activities segment includes dividends from BFC’s investment in Benihana’s convertible preferred stock and income and expenses associated with shared service operations in the areas of human resources, risk management, investor relations and executive office administration and other services that BFC provides to BankAtlantic Bancorp and Woodbridge pursuant to shared services agreement. Additionally, BFC provides certain risk management and administrative services to Bluegreen. This segment also includes BFC’s overhead and expenses, the financial results of venture partnerships that BFC controls and BFC’s benefit for income taxes.
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
Land Division
     The Company’s Land Division segment consists of Core Communities’ operations.
Woodbridge Other Operations
     The Woodbridge Other Operations segment consists of Woodbridge Holdings Corporation’s operations, the operations of Carolina Oak, earnings from Woodbridge’s equity investment in Bluegreen, investments in Pizza Fusion and Office Depot, and other investments through Cypress Creek Capital Holdings, Inc. and other subsidiaries and joint ventures. In 2007, the Woodbridge Other Operations segment also consisted of Levitt Commercial, LLC, which specialized in the development of industrial properties. Levitt Commercial ceased development activities in 2007. The results of operations and financial condition of Carolina Oak as of and for the three and nine months ended September 30, 2007 are included in the Primary Homebuilding segment, whereas the results of operations and financial condition of Carolina Oak as of and for the three and nine months ended September 30, 2008 are included in Woodbridge Other Operations.

     The table below sets forth the Company’s segment information as of and for the three month periods ended September 30, 2008 and 2007 (in thousands):

				Woodbridge	Adjustments
	BFC	Financial	Land	Other	and
	Activities	Services	Division	Operations	Eliminations	Total
2008
Revenues:
Sales of real estate	$—	—	8,450	1,847	225	10,522
Interest and dividend income	327	81,184	1,461	418	(1,129)	82,261
Other income	1,745	34,931	(14)	328	23	37,013

	2,072	116,115	9,897	2,593	(881)	129,796

Costs and Expenses:
Cost of sale of real estate	—	—	5,077	1,906	80	7,063
Interest expense, net	—	34,767	40	1,691	(30)	36,468
Provision for loan losses	—	31,214	—	—	—	31,214
Other expenses	2,730	68,650	5,078	6,483	(1,043)	81,898

	2,730	134,631	10,195	10,080	(993)	156,643

Equity in (loss) earnings from unconsolidated affiliates	(28)	265	—	2,241	—	2,478
Impairment of investment in unconsolidated affiliate	—	—	—	(48,883)	—	(48,883)

(Loss) income from continuing operations before income taxes and noncontrolling interest	(686)	(18,251)	(298)	(54,129)	112	(73,252)
Benefit for income taxes	(5,373)	(7,269)	—	—	—	(12,642)
Noncontrolling interest	(9)	(7,999)	(605)	(46,338)	98	(54,853)

Income (loss) from continuing operations	$4,696	(2,983)	307	(7,791)	14	(5,757)

At September 30, 2008
Total assets	$95,571	6,157,692	361,583	252,262	(15,227)	6,851,881

						Woodbridge	Adjustments
	BFC	Financial	Homebuilding		Land	Other	and
	Activities	Services	Primary	Tennessee	Division	Operations	Eliminations	Total
2007
Revenues:
Sales of real estate	$—	—	112,885	9,339	757	—	(157)	122,824
Interest and dividend income	864	94,896	276	9	1,019	232	(871)	96,425
Other income	809	36,274	2,622	16	1,049	324	(839)	40,255

	1,673	131,170	115,783	9,364	2,825	556	(1,867)	259,504

Costs and Expenses:
Cost of sale of real estate	—	—	247,388	19,822	256	10,259	(2,385)	275,340
Interest expense, net	—	51,137	—	—	829	—	(871)	51,095
Provision for loan losses	—	48,949	—	—	—	—	—	48,949
Other expenses	4,156	81,679	19,827	1,552	4,152	7,312	(880)	117,798

	4,156	181,765	267,215	21,374	5,237	17,571	(4,136)	493,182

Equity in (loss) earnings from unconsolidated affiliates	(27)	348	(10)	—	—	4,402	—	4,713

(Loss) income from continuing operations before income taxes and noncontrolling interest	(2,510)	(50,247)	(151,442)	(12,010)	(2,412)	(12,613)	2,269	(228,965)
(Benefit) provision for income taxes	(12,382)	(20,637)	(1,866)	100	(728)	(4,594)	860	(39,247)
Noncontrolling interest	(5)	(22,624)	(124,737)	(10,099)	(1,410)	(6,687)	1,174	(164,388)

Income (loss) from continuing operations	$9,877	(6,986)	(24,839)	(2,011)	(274)	(1,332)	235	(25,330)

At September 30, 2007
Total assets	$78,700	6,485,593	405,553	37,172	329,538	146,083	(36,754)	7,445,885

     The table below sets forth the Company’s segment information for the nine month periods ended September 30, 2008 and 2007 (in thousands):

				Woodbridge	Adjustments
	BFC	Financial	Land	Other	and
	Activities	Services	Division	Operations	Eliminations	Total
2008
Revenues:
Sales of real estate	$—	—	10,315	2,482	274	13,071
Interest and dividend income	1,089	243,403	1,785	2,195	(1,166)	247,306
Other income	4,745	107,884	2,262	2,135	(2,472)	114,554

	5,834	351,287	14,362	6,812	(3,364)	374,931

Costs and Expenses:
Cost of sale of real estate	—	—	6,312	2,493	106	8,911
Interest expense, net	—	108,754	1,213	6,301	(1,152)	115,116
Provision for loan losses	—	121,349	—	—	—	121,349
Other expenses	10,169	212,422	14,864	21,190	(2,472)	256,173

	10,169	442,525	22,389	29,984	(3,518)	501,549

Equity in (loss) earnings from unconsolidated affiliates	(81)	1,827	—	3,978	—	5,724
Impairment of investment in unconsolidated affiliate	—	—	—	(48,883)	—	(48,883)

(Loss) income from continuing operations before income taxes and noncontrolling interest	(4,416)	(89,411)	(8,027)	(68,077)	154	(169,777)
Benefit for income taxes	(12,611)	(34,502)	—	—	—	(47,113)
Noncontrolling interest	54	(41,584)	(6,777)	(57,476)	131	(105,652)

Income (loss) from continuing operations	$8,141	(13,325)	(1,250)	(10,601)	23	(17,012)

						Woodbridge	Adjustments
	BFC	Financial	Homebuilding		Land	Other	and
	Activities	Services	Primary	Tennessee	Division	Operations	Eliminations	Total
2007
Revenues:
Sales of real estate	$—	—	340,202	39,844	3,451	6,574	(585)	389,486
Interest and dividend income	1,868	282,211	524	37	2,929	781	(2,287)	286,063
Other income	5,326	116,695	8,174	40	2,979	858	(2,415)	131,657

	7,194	398,906	348,900	39,921	9,359	8,213	(5,287)	807,206

Costs and Expenses:
Cost of sale of real estate	—	—	496,663	49,156	811	16,778	(3,566)	559,842
Interest expense, net	—	145,253	—	—	1,851	—	(1,983)	145,121
Provision for loan losses	—	61,327	—	—	—	—	—	61,327
Other expenses	11,322	234,349	59,818	5,416	11,421	22,476	(2,314)	342,488

	11,322	440,929	556,481	54,572	14,083	39,254	(7,863)	1,108,778

Equity in (loss) earnings from unconsolidated affiliates	(27)	2,163	(10)		—	7,506	—	9,632

(Loss) income from continuing operations before income taxes and noncontrolling interest	(4,155)	(39,860)	(207,591)	(14,651)	(4,724)	(23,535)	2,576	(291,940)
Benefit for income taxes	(16,874)	(19,774)	(11,680)	(824)	(1,701)	(7,500)	976	(57,377)
Noncontrolling interest	(13)	(15,211)	(163,383)	(11,531)	(2,521)	(13,373)	1,334	(204,698)

Income (loss) from continuing operations	$12,732	(4,875)	(32,528)	(2,296)	(502)	(2,662)	266	(29,865)

4. Discontinued Operations
Sale of Ryan Beck
     On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale and BankAtlantic Bancorp received additional consideration of 55,016 shares of Stifel common stock valued at $1.7 million. During the third quarter of 2008, BankAtlantic Bancorp earned additional consideration of $7.6 million as private client revenues exceeded the defined amounts. The additional consideration was pursuant to the party’s agreement to be payable by April 15, 2009 in cash or Stifel stock. During the third quarter of 2008 BankAtlantic Bancorp and Stifel entered into an amendment to the merger agreement whereby Stifel agreed to prepay $10.0 million of the Ryan Beck private client group earn-out payment for a discounted payment of $9.6 million. The $9.6 million advance earn-out payment was paid to BankAtlantic Bancorp in the form of 233,500 shares of Stifel common stock. The Stifel shares received were sold during the 2008 third quarter for net proceeds of $9.6 million. The remaining contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck and included in the Company’s Consolidated Statements of Operations as discontinued operations. There is no assurance that BankAtlantic Bancorp will receive any additional earn-out payments. During the three and nine month periods ended September 30, 2008, the Company recorded income from discontinued operations of approximately $1.4 million and $1.6 million, respectively, net of tax and noncontrolling interest.
Planned Sale of Two Core Communities Commercial Leasing Projects
     In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects. Management determined it was probable that Core would sell these projects and, while Core may retain an equity interest in the properties and provide ongoing management services, the anticipated level of Core’s continuing involvement is not expected to be significant. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) assets recorded as available for sale should be sold within a one year period. However, as a result, of among other things, adverse market conditions, the assets were not sold by the end of June 2008 and have not been sold to date. Core continues to actively market the assets and the assets are available for immediate sale in their present condition. While Core’s management believes these assets will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all.
     The assets were previously reclassified to assets held for sale and the liabilities related with these assets were reclassified to liabilities related to assets held for sale in the unaudited consolidated statements of financial condition. Additionally, the results of operations for the projects were reclassified to income from discontinued operations. Depreciation related to these assets held for sale ceased in June 2007. The Company has elected not to separate these assets in the unaudited consolidated statements of cash flows for the periods presented. Management of Woodbridge has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell at September 30, 2008.

     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the two commercial leasing projects (in thousands):

	September 30,	December 31,
	2008	2007

Property and equipment, net	$80,843	84,811
Other assets	11,965	11,537

Assets held for sale	$92,808	96,348

Accounts payable, accrued liabilities and other	$1,847	1,123
Notes and mortgage payable	75,110	78,970

Liabilities related to assets held for sale	$76,957	80,093

     The following table summarizes the results of operations for the two commercial leasing projects (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues (a)	$4,917	1,558	9,078	2,924
Costs and expenses	1,893	307	3,649	1,491

Income before income taxes	3,024	1,251	5,429	1,433
Provision for income taxes	240	491	432	575
Noncontrolling interest	2,401	676	4,309	764

Income from discontinued operations	$383	84	688	94

(a)	Includes a gain on the sale of assets of $2.5 million for the three and nine month periods ended September 30, 2008.
5. Impairments, Restructuring Charges and Exit Activities
BankAtlantic Bancorp and BankAtlantic
     The following provides liabilities associated with restructuring charges, impairments and exit activities for the nine months ended September 30, 2008 and 2007 (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2007	$—	—	—
Expense incurred	2,317	—	2,317
Amount paid	(1,923)	—	(1,923)

Balance at September 30 , 2007	$394	—	394

Balance at January 1, 2008	$102	990	1,092
Expense incurred	2,191	361	2,552
Amounts paid or amortized	(1,697)	(379)	(2,076)

Balance at September 30 , 2008	$596	972	1,568

     In March 2007, BankAtlantic Bancorp reduced its workforce by approximately 225 associates, or 8%, in an effort to improve efficiencies. Included in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation expense.

     In April 2008, BankAtlantic Bancorp further reduced its workforce by approximately 124 associates, or 6%. BankAtlantic Bancorp incurred $2.1 million of employee termination costs which was included in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2008.
     In December 2007, a decision was made to sell certain properties that BankAtlantic had acquired for its future store expansion program and to terminate or sublease certain operating leases. As a consequence, $1.0 million of contract liabilities were recorded associated with executed operating leases. During the nine months ended September 30, 2008, $0.4 million of contract liabilities were incurred in connection with the termination of back-office operating leases and the assignment of operating leases associated with the sale of stores in Central Florida described below.
     Included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 were the following restructuring charges, impairment and exit activities from BankAtlantic (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Impairment of real estate owned	$1,002	7,233	1,052	7,299
Impairment of real estate held for sale	—	3,655	383	4,711
Asset impairment	435	117	3,500	117
Employee termination costs	97	—	2,178	2,553
Lease termination net gains	(1,024)	—	(971)	—
Loss on branch sale	12	—	267	—

Total restructuring charges, impairment and exit activities	$522	11,005	6,409	14,680

     In June 2008, BankAtlantic sold five stores in Central Florida to an unrelated financial institution. The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the stores sold (in thousands):

Amount
Assets sold:
Loans	$6,470
Property and equipment	13,373

Total assets sold	19,843

Liabilities transferred:
Deposits	(24,477)
Other liabilities	(346)

Total liabilities transferred	(24,823)
Deposit premium	654
Transaction costs	(165)

Net cash outflows from sales of stores	$(4,491)

     Included in impairment, restructuring and exit activities in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2008 was a $0.5 million loss from the sale of the five Central Florida stores.

Woodbridge Holdings Corporation and Levitt and Sons
     The following table summarizes the restructuring related accruals activity recorded for the nine months ended September 30, 2008 (in thousands):

	Severance		Independent
	Related and		Contractor	Surety Bond
	Benefits	Facilities	Agreements	Accrual	Total
Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges (credits)	2,250	140	(11)	(150)	2,229
Cash payments	(3,586)	(352)	(618)	(532)	(5,088)

Balance at September 30, 2008	$618	798	792	1,144	3,352

     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases.
     The severance related and benefits amount included severance payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 in connection with the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of approximately $227,000 and $2.3 million during the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2008, Woodbridge paid approximately $905,000 and $3.6 million, respectively, in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Woodbridge Other Operations segment. Employees entitled to participate in the fund either receive a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons. At September 30, 2008, $618,000 was accrued to be paid with respect to this employee fund and for severance for employees other then Levitt and Sons employees.
     The facilities accrual as of September 30, 2008 represents expense associated with property and equipment leases that are no longer providing a benefit to Woodbridge, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments, fees and expenses, for which the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, were satisfied. Total cash payments related to the facilities accrual were $93,000 and $352,000 for the three and nine months ended September 30, 2008, respectively.
     The independent contractor agreements amount relates to consulting agreements entered into by Woodbridge with former Levitt and Sons employees. The total commitment related to these agreements as of September 30, 2008 was approximately $910,000 and is payable monthly through 2009. During the three and nine months ended September 30, 2008, Woodbridge paid $206,000 and $618,000, respectively, under these agreements.
     As of September 30, 2008, Woodbridge had a $1.1 million surety bond accrual related to certain bonds for which Woodbridge’s management considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. See also Note 14 for additional information on the surety bonds.

6. Securities Activities
     Securities activities, net consisted of the following (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Gain (loss) on sale of Stifel common stock	$22	—	(933)	—
Gain from sales of managed investment funds	—	2,098	130	7,064
Gain (loss) on sale of agency securities	1	(860)	1,282	(508)
Loss on sale of municipal securities	—	(930)	—	(930)
Gain from the sale of equity securities	795	2,403	1,916	3,698
Gain from sale of private equity securities	—	—	157	481
Realized gain (loss) on Stifel warrants	1,109	(1,504)	3,705	3,065
Realized gain on the sale of Office Depot common stock (a)	—	—	1,178	—

Securities activities, net	$1,927	1,207	7,435	12,870

(a)	In March 2008, Woodbridge purchased 3,000,200 shares of Office Depot common stock at an average price of $11.33 per share for an aggregate purchase price of approximately $34.0 million. During June 2008, Woodbridge sold 1,565,200 shares of Office Depot at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million. A gain of approximately $1.2 million was realized as a result of the sale.
Woodbridge values Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. Woodbridge uses quoted market prices to value equity securities. The fair value of the Office Depot common stock in the Company’s unaudited Consolidated Statements of Financial Condition at September 30, 2008 was calculated based upon the $5.82 closing price of Office Depot’s common stock on the New York Stock Exchange on September 30, 2008. On November 5, 2008, the closing price of Office Depot common stock was $2.89 per share. Woodbridge will continue to monitor this investment in accordance with FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-than-Temporary Impairment and Its Application To Certain Investments”, to determine whether there is an other-than-temporary impairment associated with this investment.

7. Loans Receivable
     The consolidated loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Real estate loans:
Residential	$1,976,825	2,155,752
Builder land loans	85,110	149,564
Land acquisition and development	197,533	202,177
Land acquisition, development and construction	106,899	151,321
Construction and development	265,364	265,163
Commercial	677,815	534,916
Consumer — home equity	710,834	676,262
Small business	215,304	211,797
Other loans:
Commercial business	148,210	131,044
Small business — non-mortgage	104,524	105,867
Consumer loans	14,883	15,667
Deposit overdrafts	10,274	15,005

Total gross loans	4,513,575	4,614,535

Adjustments:
Premiums, discounts and net deferred fees	2,826	3,936
Allowance for loan losses	(114,137)	(94,020)

Loans receivable — net	$4,402,264	4,524,451

Loans held for sale	$4,264	4,087

     Allowance for Loan Losses (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$106,126	55,108	94,020	44,173
Loans charged-off	(23,487)	(11,717)	(102,135)	(14,641)
Recoveries of loans previously charged-off	284	372	903	1,853

Net (charge-offs)	(23,203)	(11,345)	(101,232)	(12,788)
Provision for loan losses	31,214	48,949	121,349	61,327

Balance, end of period	$114,137	92,712	114,137	92,712

     The following summarizes impaired loans (in thousands):

	September 30, 2008		December 31, 2007
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$65,980	19,308	113,955	17,809
Impaired loans without specific valuation allowances	114,773	—	67,124	—

Total	$180,753	19,308	181,079	17,809

     During the nine months ended September 30, 2008, a portion of the outstanding balance of $107.8 million of non-accrual commercial residential real estate loans without specific reserves was considered uncollectible and BankAtlantic charged-down these loans by $52.1 million. These loans had $13.3 million of specific allowances at December 31, 2007.

8. Real Estate Held for Development and Sale
     Consolidated real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Land and land development costs	$220,712	216,090
Construction costs	1,502	5,426
Capitalized interest and other costs	38,621	35,009
Land held for sale	10,924	13,704

	$271,759	270,229

     Real estate held for development and sale includes the combined real estate assets of Woodbridge and its subsidiaries as well as BankAtlantic’s land development and land held for sale.
     In December 2007, BankAtlantic decided to sell the land that it had acquired for its store expansion program. As a consequence, land acquired for store expansion was written down $1.1 million to its fair value of $12.5 million. Additionally, during the nine months ended September 30, 2008, BankAtlantic sold a $1.4 million parcel of this land for a $211,000 gain and incurred additional $1.4 million of impairments on these properties based on updated indicators of value.
9. Investment in Unconsolidated Affiliates
     At September 30, 2008, Woodbridge owned approximately 9.5 million shares of common stock of Bluegreen representing approximately 31% of its outstanding common stock. Woodbridge accounts for its investment in Bluegreen under the equity method of accounting.
     Woodbridge performed an impairment review of its investment in Bluegreen as of September 30, 2008 in accordance with Emerging Issues Task Force (“EITF”) No. 03-1, Accounting Principles Board Opinion No. 18 and Securities and Exchange Commission Staff Accounting Bulletin No. 59 to analyze various quantitative and qualitative factors and determine if an impairment adjustment was needed. Among other factors considered was the $114.6 million (net of BFC’s purchase accounting of $4.7 million) as of September 30, 2008 compared to $65.8 million trading value of the shares of Bluegreen’s common stock owned by Woodbridge as of that date (calculated based upon the $6.91 closing price of Bluegreen’s common stock on the New York Stock Exchange on September 30, 2008). Woodbridge valued Bluegreen’s common stock using a market approach and Woodbridge’s analysis valuation technique and inputs categorized as Level 1 inputs under SFAS No. 157.
     Woodbridge also considered that, as previously announced by Bluegreen, Bluegreen had entered into a non-binding letter of intent for the sale of 100% of its outstanding common stock for $15 per share. The letter of intent provided for a due diligence and exclusivity period through September 15, 2008. This due diligence and exclusivity period was subsequently extended through November 15, 2008. There can be no assurance that the transaction will be consummated on the proposed terms, if at all, including due to recent deterioration in the credit and equity markets, which would negatively impact the ability of a purchaser to obtain financing necessary to complete the transaction. Woodbridge also considered that the decline in Bluegreen’s stock price since September 15, 2008 indicates market uncertainty relating to the transaction. As a result of the foregoing, on November 4, 2008, Woodbridge determined that there had been an other-than-temporary impairment associated with its investment in Bluegreen at September 30, 2008 and, accordingly, has recorded an impairment charge of approximately $48.9 million (net of BFC’s purchase accounting of approximately $4.7 million) and adjusted the carrying value of its investment in Bluegreen by that amount as of September 30, 2008. On November 5, 2008, the closing price of Bluegreen’s common stock was $5.15 per share.

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
Total assets	$1,198,680	1,039,578

Total liabilities	$775,854	632,047
Minority interest	27,703	22,423
Total shareholders’ equity	395,123	385,108

Total liabilities and shareholders’ equity	$1,198,680	1,039,578

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues and other income	$179,786	206,313	470,268	523,943
Cost and other expenses	165,663	181,764	446,179	480,925

Income before minority interest and provision for income taxes	14,123	24,549	24,089	43,018
Minority interest	3,122	2,044	5,280	5,311

Income before provision for income taxes	11,001	22,505	18,809	37,707
Provision for income taxes	(4,180)	(8,552)	(7,147)	(14,329)

Net income	$6,821	13,953	11,662	23,378

10. Investments
Pizza Fusion
     On September 18, 2008, Woodbridge, indirectly through its wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to an additional 1,500,000 shares of Series B Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. Woodbridge also has options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share and, upon exercise of such options, will receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years subject to earlier expiration in certain circumstances.
     Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries. Founded in 2006, Pizza Fusion is currently operating 8 locations in Florida and California and has entered into franchise agreements to open an additional 21 stores over the remainder of 2008 and 2009.
Benihana
     BFC owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.6667, subject to adjustment from time to time upon certain defined events. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024.

     Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 19% voting interest and an approximately 9% economic interest in Benihana. The Company’s investment in Benihana’s Convertible Preferred Stock is classified as investment securities and is carried at historical cost. At September 30, 2008, the closing price of Benihana’s Common Stock was $4.59 per share. The market value of the Convertible Preferred Stock on an as if converted basis at September 30, 2008 would have been approximately $7.2 million.
Shares of BankAtlantic Bancorp Class A Common Stock
     From August 18, 2008 through August 28, 2008, BFC purchased an aggregate of 400,000 shares of BankAtlantic Bancorp’s Class A common stock on the open market for an aggregate purchase price of $2.8 million. BFC’s acquisition of the 400,000 shares of BankAtlantic Bancorp’s Class A common stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 3.55% to 27.01% from 23.46% and increased BFC’s voting interest by approximately 2.06% to 57.65% from 55.59%. Noncontrolling interest ownership interest decreased by approximately 3.55% to 72.99% from 76.54% and its voting interest decreased by approximately 2.06% to 42.35% from 44.41%.
     The acquisition of additional shares of BankAtlantic Bancorp has been accounted for as a step acquisition under the purchase method of accounting. A step acquisition is the acquisition of two or more blocks of an entity’s shares at different dates. In a step acquisition, the acquiring entity identifies the cost of the investment, the fair value of the portion of the underlying net assets acquired, and the goodwill if any for each step acquisition. Accordingly, the net assets of BankAtlantic Bancorp have been recognized at estimated fair value to the extent of BFC’s increase in its ownership percentage at the acquisition date. The excess of the fair value over the purchase price (negative goodwill) of $16.7 million was allocated as a pro rata reduction of the amounts that would otherwise have been assigned ratably to all of the non-current and non-financial acquired assets, except assets to be disposed of by sale and deferred tax assets, until the basis of such acquired assets was zero. The remaining unallocated negative goodwill of approximately $9.1 million was recognized as an extraordinary gain. The allocation of the purchase price to the acquired assets and liabilities is preliminary, and it may vary from the final allocation. Preliminary allocations are based upon management’s current best estimate of the fair value of BankAtlantic Bancorp’s net assets. Management expects to finalize its analysis prior to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
11. Other Debt and Development Bonds Payable
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this line of credit at the date of termination.
     In July 2008, Core refinanced $9.1 million of construction loans. The new loan has an interest rate of 30-day LIBOR plus 210 basis points (5.03% at September 30, 2008) and a maturity date of July 2010 with a one year extension subject to certain conditions.
     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core also is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. On June 27, 2008, Core modified this loan agreement, terminating the revolving feature of the loan and reducing an approximately $19.0 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008 with the remaining $12.0 million due on November 15, 2008. Additionally, the loan modification agreement reduced the extension term from an extension period of one year to an extension period of up to two 3-month periods upon compliance with the conditions set forth in the loan modification agreement, including a minimum $5.0 million principal reduction with each extension. The February 28, 2009 maturity date of the loan was not modified in the loan modification agreement. However, the Company is currently negotiating with the lender to modify the terms of the loan agreement.

     In connection with the development of certain of Core’s projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core is required to pay the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at September 30, 2008 consisted of district bonds totaling $218.7 million, with outstanding amounts of approximately $116.9 million (excluding the $3.4 million liability related to developer obligations mentioned below). Further, at September 30, 2008, there was approximately $95.9 million available under these bonds to fund future development expenditures within those districts. Bond obligations at September 30, 2008 mature in 2035 and 2040. As of September 30, 2008, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three and nine months ended September 30, 2008, Core recorded approximately $154,000 and $422,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At September 30, 2008, the liability related to developer obligations was $3.4 million of which $3.2 million is included in the liabilities related to assets held for sale in the accompanying Unaudited Consolidated Statements of Financial Condition as of September 30, 2008, and includes amounts associated with Core’s ownership of the property.
12. Noncontrolling Interest
     At September 30, 2008, BFC’s economic ownership interest in BankAtlantic Bancorp and Woodbridge was 27.1% and 20.6%, respectively, and the recognition by BFC of the financial results of BankAtlantic Bancorp and Woodbridge is determined based on the percentage of BFC’s economic ownership interest in those entities. The portion of income or loss in those subsidiaries not attributable to BFC’s economic ownership interests is classified in the financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income or loss in the financial statements.
     The following table summarizes the noncontrolling interests held by others in BFC’s subsidiaries (in thousands):

	September 30,	December 31,
	2008	2007
BankAtlantic Bancorp	$291,848	351,148
Woodbridge	141,020	207,138
Joint venture partnership	320	664

	$433,188	558,950

13. Interest Expense
     The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2008	2007	2008	2007
Interest expense	$39,128	64,063	122,556	183,308
Interest capitalized	(2,660)	(12,968)	(7,440)	(38,187)

Interest expense, net	$36,468	51,095	115,116	145,121

     As described in Note 4 above, certain amounts for the three and nine months ended September 30, 2008 associated with Core’s commercial leasing projects have been reclassified to income from discontinued operations. Interest expense related to discontinued operations for the three and nine month periods ended September 30, 2008 amounted to approximately $718,000 and $1.4 million, respectively.
14. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
     Commitments and financial instruments with off-balance sheet risk consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
BFC Activities
Guaranty agreements	$38,000	59,112
Financial Services
Commitments to sell fixed rate residential loans	16,761	21,029
Commitments to sell variable rate residential loans	289	1,518
Commitments to purchase variable rate residential loans	—	39,921
Commitments to purchase fixed rate residential loans	—	21,189
Commitments to originate loans held for sale	12,786	18,344
Commitments to originate loans held to maturity	33,531	158,589
Commitments to extend credit, including the undisbursed portion of loans in process	701,423	992,838
Standby letters of credit	19,357	41,151
Commercial lines of credit	72,458	96,786
Real Estate Development
Continued Agreement of Indemnity- surety bonds	11,710	—
BFC Activities
     On March 31, 2008, the membership interests of two of the Company’s indirect subsidiaries which owned two South Florida shopping centers were sold to an unaffiliated third party. In connection with the sale of the membership interests, BFC was relieved of its guarantee related to the loans collateralized by the shopping centers, and BFC believes that any possible remaining obligations are both remote and immaterial.
     A wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”) has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida, and in connection with the purchase of such office building, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 35.6% of the current indebtedness of the property, with the guarantee to be partially reduced in the future based upon the performance of the property.
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
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $12.3 million at September 30, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $7.1 million at September 30, 2008. Included in other liabilities at September 30, 2008 and December 31, 2007 was $24,000 and $38,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Real Estate Development
     At September 30, 2008, Woodbridge had outstanding surety bonds and letters of credit of approximately $8.2 million related primarily to its obligations to various governmental entities to construct improvements in its various communities. Woodbridge estimates that approximately $5.1 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements. As of September 30, 2008, Woodbridge had a $1.1 million surety bonds accrual related to certain bonds which management of Woodbridge considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the nine months ended September 30, 2008, Woodbridge reimbursed the surety $532,000 in accordance with the indemnity agreement for bond claims paid during the period. No payments were made in the third quarter of 2008. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. It is unlikely that Woodbridge would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay.
     In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral in connection with two bonds totaling $5.4 million under which a municipality made claims against the surety. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and believes that a loss is not probable. Accordingly, Woodbridge did not accrue any amount in connection with this claim as of September 30, 2008.

15. Certain Relationships and Related Party and Affiliate Transactions
     BFC is the controlling shareholder of BankAtlantic Bancorp and Woodbridge. BFC also has a direct non-controlling interest in Benihana and, through Woodbridge, an indirect ownership interest in Bluegreen. The Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and the Company’s Vice Chairman, John E. Abdo collectively own or control shares representing a majority of BFC’s total voting power, both of whom are also directors of the Company, and executive officers and directors of Woodbridge, BankAtlantic Bancorp and BankAtlantic. Mr. Levan and Mr. Abdo are the Chairman and Vice Chairman, respectively, of Bluegreen. Mr. Abdo is also a director of Benihana.
     The following table presents BFC, BankAtlantic Bancorp, Woodbridge and Bluegreen related party transactions at September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007. Amounts related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements.

			BankAtlantic
(In thousands)		BFC	Bancorp	Woodbridge	Bluegreen
For the three months ended September 30, 2008
Shared service income (expense)	(a)	$806	(384)	(320)	(102)
Other — facilities (expense) income	(a)	$(72)	138	(90)	24
Interest income (expense)	(b)	$1	(30)	29	—
For the three months ended September 30, 2007
Shared service income (expense)	(a)	$730	(315)	(327)	(88)
Other — facilities (expense) income	(a)	$(42)	24	—	18
Interest income (expense)	(b)	$10	(42)	32	—
For the nine months ended September 30, 2008
Shared service income (expense)	(a)	$2,195	(1,100)	(787)	(308)
Other — facilities (expense) income	(a)	$(221)	315	(152)	58
Interest income (expense)	(b)	$8	(67)	59	—
For the nine months ended September 30, 2007
Shared service income (expense)	(a)	$2,218	(1,066)	(821)	(331)
Other — facilities (expense) income	(a)	$(152)	108	—	44
Interest income (expense)	(b)	$31	(132)	101	—
At September 30, 2008
Cash and cash equivalents and (interest bearing deposits)	(b)	$238	(4,756)	4,518	—
Shared service receivable (payable)		$361	(143)	(129)	(89)
At December 31, 2007
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b)	$1,217	(7,335)	6,118	—
Shared service receivable (payable)		$312	(89)	(119)	(104)

(a)	Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, BFC provides shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the estimated usage of the respective services. Also, as part of the shared service arrangement, the Company pays BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

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

In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support at a cost of $10,000 per month and a one-time set-up charge of $17,000. During the three and nine months ended September 30, 2008, Woodbridge paid BankAtlantic monthly hosting fees of approximately $20,000 and $33,000, respectively.

(b)	BFC and Woodbridge entered into securities sold under agreements to repurchase transactions with BankAtlantic in the aggregate of $4.5 million and $7.3 million as of September 30, 2008 and December 31, 2007, respectively. For the three and nine months ended September 30, 2008, approximately $29,000 and $59,000 of interest was recognized in connection with the above, as compared to $32,000 and $101,000 during the same 2007 periods. These transactions have similar terms as BankAtlantic agreements with unaffiliated parties.

     Prior to the spin-off of Woodbridge in 2003, BankAtlantic Bancorp issued options to acquire shares of BankAtlantic Bancorp’s Class A common stock to employees of Woodbridge. Additionally, employees of BankAtlantic Bancorp have been transferred to affiliate companies, and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the nine months ended September 30, 2007, certain of these former employees exercised 2,613 options to acquire shares of BankAtlantic Bancorp Class A common stock at a weighted average exercise price of $42.80. No former employees exercised options during the nine months ended September 30, 2008.
     Options outstanding to BankAtlantic Bancorp former employees, who are now employees of affiliate companies, consisted of the following as of September 30, 2008:

	BankAtlantic Bancorp	Weighted
	Class A Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options nonvested	13,610	$92.85
     During the years ended December 31, 2007 and 2006, BankAtlantic Bancorp issued to BFC employees who perform services for BankAtlantic Bancorp options to acquire 9,800 and 10,060 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. Service provider expense of $17,000 and $36,000 was recorded associated with these options for the three and nine months ended September 30, 2008, respectively, compared to $19,000 and $46,000 for the same periods in 2007.
     Woodbridge leases office space to Pizza Fusion pursuant to a month-to-month lease which commenced in September 2008 for approximately $68,000 annually. During the three and nine months ended September 30, 2008, Pizza Fusion paid Woodbridge approximately $3,000 under the lease agreement.
     Certain of the Company’s affiliates, including its executive officers, have in the past independently made investments with their own funds in both public and private entities that the Company sponsored in 2001 and in which it holds investments.
     Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,302 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to be the controlling shareholder of Florida Partners Corporation, with beneficial ownership of approximately 44.5% of its outstanding stock, and is also a member of its Board of Directors.
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
16. Loss Per Common Share
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

     Prior to the merger of I.R.E. RAG, the 4,764,285 shares of the Company’s Class A Common Stock and 500,000 shares of the Company’s Class B Common Stock that were owned by I.R.E. RAG were considered outstanding, but because the Company owned 45.5% of the outstanding common stock of I.R.E. RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock were eliminated from the number of shares outstanding for purposes of computing earnings per share.
     The merger neither increased the number of shares of BFC Class A Common Stock or Class B Common Stock outstanding nor changed the outstanding shares for calculating earnings (loss) per share.
     The following reconciles the numerators and denominators of the basic and diluted loss per common share computation for the three and nine month periods ended September 30, 2008 and 2007.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Basic earnings (loss) per share
Numerator:
Loss from continuing operations allocable to common stock	$(5,944)	(25,517)	(17,574)	(30,427)
Discontinued operations, net of taxes	1,821	83	2,288	1,131
Extraordinary gain	9,145	—	9,145	—

Net earnings (loss) allocable to common shareholders	$5,022	(25,434)	(6,141)	(29,296)

Denominator:
Basic weighted average number of common shares outstanding	45,102	42,942	45,106	36,649

Basic earnings (loss) per share:
Loss per share from continuing operations	$(0.13)	(0.59)	(0.39)	(0.83)
Earnings per share from discontinued operations	0.04	—	0.05	0.03
Earnings per share from extraordinary gain	0.20	—	0.20	—

Basic earnings (loss) per share	$0.11	(0.59)	(0.14)	(0.80)

Diluted earnings (loss) per share
Numerator
Loss allocable to common stock	$(5,944)	(25,517)	(17,574)	(30,427)
Discontinued operations, net of taxes	1,821	83	2,288	1,131
Extraordinary gain	9,145	—	9,145	—

Net earnings (loss) allocable to common stock	$5,022	(25,434)	(6,141)	(29,296)

Denominator
Diluted weighted average shares outstanding	45,102	42,942	45,106	36,649

Diluted earnings (loss) per share
Loss per share from continuing operations	$(0.13)	(0.59)	(0.39)	(0.83)
Earnings per share from discontinued operations	0.04	—	0.05	0.03
Earnings per share from extraordinary gain	0.20	—	0.20	—

Diluted loss per share	$0.11	(0.59)	(0.14)	(0.80)

     During the three and nine month periods ended September 30, 2008 and 2007, there were no dilutive securities.
     During the three months ended September 30, 2008 and 2007, 1,797,960 and 1,388,582, respectively, and during the nine months ended September 30, 2008 and 2007, 1,545,810 and 1,033,223 respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.
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

     BFC’s parent company unaudited condensed statements of financial condition at September 30, 2008 and December 31, 2007, unaudited condensed statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and unaudited condensed statements of cash flows for nine months ended September 30, 2008 and 2007 are shown below:
Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	September 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$11,395	17,999
Investment securities	152	862
Investment in Benihana, Inc.	20,000	20,000
Investment in venture partnerships	416	864
Investment in BankAtlantic Bancorp	105,837	108,173
Investment in Woodbridge	42,189	54,637
Investment in and advances to wholly owned subsidiaries	2,745	1,578
Loans receivable	—	3,782
Other assets	1,022	906

Total assets	$183,756	208,801

Liabilities and Shareholders’ Equity
Advances from and negative basis in wholly owned subsidiaries	$1,100	3,174
Other liabilities	7,059	7,722
Deferred income taxes	825	13,868

Total liabilities	8,984	24,764

Total shareholders’ equity	174,772	184,037

Total liabilities and shareholders’ equity	$183,756	208,801

Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues	$1,168	945	2,305	3,376
Expenses	1,900	2,805	6,713	6,995

(Loss) before earnings (loss) from subsidiaries	(732)	(1,860)	(4,408)	(3,619)
Equity in (loss) of BankAtlantic Bancorp	(2,983)	(6,986)	(13,325)	(4,875)
Equity in (loss) of Woodbridge	(7,469)	(28,238)	(11,827)	(37,722)
Equity in earnings (loss) of other subsidiaries	45	(647)	(72)	(523)

Loss before income taxes	(11,139)	(37,731)	(29,632)	(46,739)
Benefit for income taxes	(5,382)	(12,401)	(12,620)	(16,874)

Loss from continuing operations	(5,757)	(25,330)	(17,012)	(29,865)
Equity in subsidiaries’ discontinued operations, net of tax	1,821	83	2,288	1,131
Extraordinary gain	9,145	—	9,145	—

Net income (loss)	5,209	(25,247)	(5,579)	(28,734)
5% Preferred Stock dividends	(187)	(187)	(562)	(562)

Net income (loss) allocable to common stock	$5,022	(25,434)	(6,141)	(29,296)

Parent Company Statements of Cash Flow — Unaudited
(In thousands)

	For the Nine Months
	Ended September 30,
	2008	2007
Operating Activities:
Net cash used in operating activities	$(4,661)	(3,795)

Investing Activities:
Proceeds from sale of investment in real estate limited partnership	—	1,000
Proceeds from the sale of securities	834	1,336
Distribution from partnership	633	—
Additions to office property and equipment	(8)	—
Deposit in acquisition of Woodbridge Holdings Corporation Class A shares	—	(33,205)
Acquisition of BankAtlantic Bancorp Class A shares	(2,792)	—

Net cash used in investing activities	(1,333)	(30,869)

Financing Activities:
Proceeds from the issuance of Common Stock, net of issuance costs	—	36,121
Proceeds from the issuance of Class B Common Stock upon exercise of stock options	—	187
Purchase and retirement of the Company’s Class A Common Stock	(48)	—
5% Preferred Stock dividends paid	(562)	(562)

Net cash (used in) provided by financing activities	(610)	35,746

(Decrease) increase in cash and cash equivalents	(6,604)	1,082
Cash at beginning of period	17,999	17,815

Cash at end of period	$11,395	18,897

Supplementary disclosure of non-cash investing and financing activities
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$69	183
(Decrease) increase in accumulated other comprehensive income, net of taxes	(3,966)	699
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	121
     Cash dividends received from subsidiaries for the nine months ended September 30, 2008 and 2007 were $208,000 and $1.7 million, respectively.
     In June 2008, BFC (the parent company) increased its investment in a wholly-owned subsidiary by converting a $3.7 million note receivable that was due from a wholly-owned subsidiary into equity in that subsidiary.
18. Income Taxes
BFC
     BankAtlantic Bancorp and Woodbridge each file their own consolidated tax return and accordingly BFC’s deferred tax assets and liabilities, including net operating loss (“NOLs”) carryforwards are specific to BFC and may not be utilized by BankAtlantic Bancorp and Woodbridge. BFC’s shift in overall business strategy, coupled with more recent economic developments during the quarter ended September 30, 2008 have caused the Company to reconsider its previously disclosed tax planning strategy wherein the Company had intended to sell BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize expiring NOLs.
     Because BFC believes that its best long term potential is more likely to occur through the growth of the companies it controls, BFC’s current business strategy is to hold its investment in BankAtlantic Bancorp indefinitely. As a result, the Company concluded that it may not realize its deferred tax liability of approximately $29.3 million associated with its investment in BankAtlantic Bancorp and therefore eliminated that deferred tax liability. Alternatively, because BFC believes that it will continue to maintain control of BankAtlantic Bancorp, it may also elect in the long term to increase its ownership in BankAtlantic Bancorp to a level sufficient to effect a tax free transaction.

     With regard to BFC’s deferred tax asset resulting from its NOLs, a valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized as BFC is not generating sufficient taxable income to utilize the benefit of the deferred tax asset. It was previously contemplated that the Company would implement a program to generate enough taxable income to utilize its NOLs that are scheduled to expire in 2008 by selling sufficient shares in BankAtlantic Bancorp and at the same time maintaining its voting control of BankAtlantic Bancorp. However, BFC no longer intends to pursue such a strategy as previously described because it is more likely than not that the NOLs included in BFC’s deferred tax assets will not be realized. Therefore, the Company established a valuation allowance of approximately $27.6 million in the current period.
BankAtlantic Bancorp
     BankAtlantic Bancorp evaluates the need for a deferred tax asset valuation allowance quarterly. Based on this evaluation as of September 30, 2008, a valuation allowance was required in the amount of $6.7 million as it was more likely than not that certain State net operating loss carry forwards included in BankAtlantic Bancorp’s deferred tax assets will not be realized. Although BankAtlantic Bancorp incurred substantial losses before income taxes for the year ended December 31, 2007 and for the nine months ended September 30, 2008, management of BankAtlantic Bancorp believes that it is more likely than not that BankAtlantic Bancorp will have sufficient taxable income in future years to realize its remaining net deferred income tax asset. Management of BankAtlantic Bancorp believes that these losses primarily reflect the deteriorating Florida real estate market that led to significant charge-offs and provisions for loan losses in BankAtlantic’s commercial residential real estate and consumer home equity loan portfolios. Management of BankAtlantic Bancorp believes that it will realize its net deferred tax asset over the allowable carry forward period. However, if future events change management’s assumptions and estimates regarding BankAtlantic Bancorp’s future earnings, a significant deferred tax asset valuation allowance may have to be established.
Woodbridge
     Due to Woodbridge’s large losses in 2007 and expected taxable losses in the foreseeable future, Woodbridge may not have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset. Accordingly in 2008, Woodbridge recorded a valuation allowance for those deferred tax assets that are not expected to be recovered in the future.
     Woodbridge and its subsidiaries are subject to U.S. federal income tax as well as to income tax in Florida and South Carolina. Woodbridge has effectively settled all U.S. federal income tax matters for years through 2004. All years subsequent to these closed periods remain open and subject to examination.
     At September 30, 2008, Woodbridge had $2.4 million in unrecognized tax benefits related to the implementation of FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
19. Goodwill
     BankAtlantic Bancorp performed its annual goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” as of September 30, 2008. In the first step of the impairment test BankAtlantic Bancorp determines the estimated fair value of its reporting units and compares the amount to the reporting units’ carrying values. Based on the analysis, it was determined that the carrying value of its commercial lending and capital services reporting units exceeded their fair value suggesting that the goodwill associated with these two reporting units might be impaired and that additional more detailed analysis was necessary. Factors considered in the fair value of those reporting units were the substantial and sustained decline in the value of BankAtlantic Bancorp’s common stock and the decline in the economy and real estate markets in the U.S. and in Florida. BankAtlantic Bancorp is currently performing step-two of the impairment test which involves measuring the fair value of the assets and liabilities within the two potentially impaired reporting units consistent with the analysis used in a business combination. The aggregate goodwill assigned to these reporting units was $44.1 million at September 30, 2008. Management, based on available data, is currently not able to estimate the goodwill impairment loss, if any, until completion of the second step analysis and, accordingly, any goodwill impairment based on such analysis would be recognized in the 2008 fourth quarter.

     Additionally, it may be necessary to perform an additional goodwill impairment test as of December 31, 2008 if BankAtlantic Bancorp’s common stock price at December 31, 2008 declines significantly from September 30, 2008, if market conditions deteriorate further in the Florida real estate markets or if competition increases in the banking environment in Florida. BankAtlantic had approximately $70.5 million of goodwill as of September 30, 2008. Any potential impairment charge related to goodwill would have no impact on BankAtlantic’s operations, cash balances and liquidity or regulatory capital levels but would reduce stockholders’ equity.
20. New Accounting Pronouncements
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
     In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial statements.
     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the first quarter of 2009. SFAS No. 161 expands derivative disclosure on the annual and interim reporting period. Management does not believe that the implementation of SFAS No. 161 will materially impact the Company’s financial statements.

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.
     In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will not have a material impact on the Company’s consolidated financial statements.
     In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is evaluating the impact that the adoption of EITF 08-5 will have on the Company’s consolidated financial statements.
     In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial statements.
21. Litigation
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
     The Company is a party to various claims and lawsuits which arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows.
22. Financial Information of Levitt and Sons
     Since Levitt and Sons’ results are no longer consolidated and Woodbridge believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Woodbridge. Woodbridge will continue to evaluate the cost method investment in Levitt and Sons on a quarterly basis to review the reasonableness of the liability balance. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time, any recorded loss in excess of the investment in Levitt and Sons can be recognized into income.

     As described in Note 1 above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind- down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Woodbridge’s subsidiary”, is reflected as a single amount on the Company’s Consolidated Statements of Financial Condition as a $55.2 million liability as of September 30, 2008 and December 31, 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
     On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (the “Chapter 11 Admin. Expense Motion”), thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of Woodbridge for administrative costs relating to certain services and benefits provided by Woodbridge in favor of the Debtors (the “Post Petition Services”). While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the payment of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, Woodbridge has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to Woodbridge in the Chapter 11 Cases. The unsecured pre-petition claims of Woodbridge scheduled by the Debtors are approximately $67.3 million and the secured pre-petition claim scheduled by the Debtors is approximately $460,000. Since the Chapter 11 Cases were filed, Woodbridge has also incurred certain administrative costs related to the Post Petition Services. These costs amounted to $12,000 and $1.6 million in the three and nine months ended September 30, 2008, respectively. Additionally, as disclosed in Note 14, in the nine months ended September 30, 2008, Woodbridge reimbursed a Levitt and Sons surety for $532,000 of bond claims paid by the surety. No payments were made in the third quarter of 2008. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and believes that a loss is not probable. Accordingly, Woodbridge did not accrue any amount in connection with this claim as of September 30, 2008. The payment by the Debtors of outstanding advances and the Post Petition Services expenses are subject to the risks inherent to recovery by creditors in the Chapter 11 Cases. Woodbridge has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Woodbridge also implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of September 30, 2008, which totaled approximately $3.6 million as of that date, have assigned their unsecured claims against the Debtors to Woodbridge. It is highly unlikely that Woodbridge will recover these or any other amounts associated with its unsecured claims against the Debtors. In addition, the Debtors asserted certain further claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses experienced at Levitt and Sons in prior periods; however, the parties have entered into the Settlement Agreement described below.
     On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they may have against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which Woodbridge would pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provides for Woodbridge to pay an additional $300,000 to a deposit holders’ fund. The amendment is subject to final documentation and the Settlement Agreement, as amended, remains subject to a number of conditions, including approval of the Bankruptcy Court. There is no assurance that the Settlement Agreement, as amended, will be approved or the transactions contemplated by it completed. Upon such approval, if any, Woodbridge will make payments in accordance with the terms and conditions of the Settlement Agreement, as amended, recognize the cost of settlement and reverse the related liability into income.

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
     Certain of the Debtor subsidiaries of Levitt and Sons have been provided with post-petition financing (“DIP Loans”) from a third-party lender (the “DIP Lender”) which had financed such Debtors’ projects. Under the agreements for the DIP Loans, the DIP Loans are to be used for (i) the reimbursement of the DIP Lender’s costs and fees, (ii) the costs of managing and safeguarding the projects, (iii) the costs of making the projects ready for sale, (iv) the costs to complete the projects, (v) the general working capital needs of the Debtors related to the projects and (vi) such other costs and expenses related to the DIP Loans or the projects as the DIP Lender may elect. The Bankruptcy Court’s order approving the DIP Loans also approved the sales of homes in the projects with the net proceeds from such sales being applied towards the DIP Loans. The order also appointed a Chief Administrator to manage and supervise all administrative functions of these Debtors related to the projects in accordance with the scope of authority set forth in the DIP Loan agreements. These projects represent 88.5% of the total assets, 70.1% of the total liabilities and 34.7% of the shareholders deficit of Levitt and Sons at September 30, 2008.
     During the three and nine months ended September 30, 2008, the DIP Loans financed construction and development activities, and selling, general and administrative expenses related to the projects, as well as the costs, fees and other expenses of the DIP Lender, including interest expense. Additionally, during the three and nine months ended September 30, 2008, homes in the projects have been sold and closed, resulting in the receipt by the Debtors of sales proceeds. The Chief Administrator is maintaining the accounting records for these transactions in accordance with the DIP Loan agreements and as a result, financial information is not available to Woodbridge which could be used to record these transactions in accordance with generally accepted accounting principles on a basis consistent with Woodbridge’s accounting for similar transactions. Accordingly, these transactions have not been reflected in the financial information for Levitt and Sons included in this footnote. However, as described herein, due to the deconsolidation of Levitt and Sons from Woodbridge’s statements of financial condition and results of operations as of November 9, 2007, these transactions, and the omission of the results of these transactions, will not have an impact on Woodbridge’s financial condition or operating results.
     The following table summarizes Levitt and Sons’ consolidated statements of financial condition as of September 30, 2008 and December 31, 2007:
Levitt and Sons
Condensed Consolidated Statements of Financial Condition — Unaudited
(In thousands)

	September 30,	December 31,
	2008	2007
Assets
Cash	$5,336	5,365
Inventory	167,120	208,686
Property and equipment	—	55
Other assets	21,757	23,810

Total assets	$194,213	237,916

Liabilities and Shareholder’s Equity
Accounts payable and other accrued liabilities	$1,057	469
Due to Woodbridge	2,906	748
Liabilities subject to compromise (A)	327,557	354,748
Shareholder’s deficit	(137,307)	(118,049)

Total liabilities and shareholder’s equity	$194,213	237,916

(A) Liabilities Subject to Compromise
     Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of September 30, 2008 and December 31, 2007 refer to both secured and unsecured obligations, including claims incurred prior to November 9, 2007. They represent the Debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.
     Liabilities subject to compromise at September 30, 2008 were as follows (in thousands):

Accounts payable and other accrued liabilities	$57,879
Customer deposits	15,755
Due to Woodbridge	87,182
Deficiency claim associated with secured debt	36,800
Notes and mortgage payable	129,941

Total liabilities subject to compromise	$327,557

     The following table summarizes Levitt and Sons’ consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007:
Levitt and Sons
Condensed Consolidated Statements of Operations — Unaudited
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues
Sales of real estate	$508	122,224	31,783	380,046
Other revenues	—	614	2	2,213

Total revenues	508	122,838	31,785	382,259

Costs and expenses
Cost of sales of real estate	976	267,210	41,949	545,819
Selling, general and administrative expenses	71	20,804	4,093	63,764

Total costs and expenses	1,047	288,014	46,042	609,583

Reorganization items, net	(1,276)	—	(6,136)	—
Other income, net of other expense	8	1,724	1,134	5,082

Loss before income taxes	(1,807)	(163,452)	(19,259)	(222,242)
Benefit for income taxes	—	1,766	—	12,504

Net loss	$(1,807)	(161,686)	(19,259)	(209,738)

23. Other Matters
     In May 2008, the Company was notified by NYSE Arca, Inc. that it did not have a market value of publicly held shares in excess of $15 million or an average closing price per share of its Class A Common Stock in excess of $1.00 for a consecutive 30 trading-day period, as required for continued listing. The Company is considering effecting a reverse stock split during the fourth quarter of 2008 which, if consummated, would combine a predetermined number of shares of the Company’s Class A Common Stock into one share of Class A Common Stock and the same predetermined number of shares of the Company’s Class B Common Stock into one share of Class B Common Stock. The reverse stock split would proportionately reduce the number of authorized shares and the number of outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, but would not have any impact on a shareholder’s proportionate equity interest or voting rights in the Company. The Company is considering effecting the reverse stock split based on the continued listing requirements of the NYSE Arca. While the reverse stock split would potentially address issues with respect to the trading price of the Company’s Class A Common Stock, the exchange also requires a minimum market value of publicly held shares and excludes the value of shares held by large shareholders from that calculation. Given the current composition of the Company’s shareholders, it may be difficult for the Company to meet this requirement for continued listing. There is no assurance that the reverse stock split will be effected in the timeframe anticipated, or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Overview
     BFC Financial Corporation (“BFC” or the “Company”) (NYSE Arca: BFF) is a diversified holding company. BFC’s current major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) (NYSE: BBX) and Woodbridge Holdings Corporation (formerly known as Levitt Corporation) and its wholly-owned subsidiaries (“Woodbridge”) (NYSE: WDG) and a noncontrolling interest in Benihana, Inc. (NASDAQ: BNHN), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
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
     The Company’s primary activities relate to managing its investments. As of September 30, 2008, BFC had total consolidated assets of approximately $6.9 billion, including the assets of its consolidated subsidiaries, noncontrolling interest of $433.2 million and shareholders’ equity of approximately $174.8 million. The Company operates through four reportable segments; BFC Activities, Financial Services and two segments within its Real Estate Development Division. The Financial Services segment includes the results of operations of BankAtlantic Bancorp. The Real Estate Development Division includes Woodbridge’s results of operations and consists of two reportable segments — Land Division and Woodbridge Other Operations. In 2007, the Company operated through two additional reportable segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation.
     As a holding company with controlling positions in BankAtlantic Bancorp and Woodbridge, BFC is required under generally accepted accounting principles (GAAP) to consolidate the financial results of these companies. As a consequence, the financial information of both entities is presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Woodbridge are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. At September 30, 2008, BFC’s economic ownership interest in BankAtlantic Bancorp and Woodbridge was 27.1% and 20.6%, respectively, and the recognition by BFC of the financial results of BankAtlantic Bancorp and Woodbridge is determined based on the percentage of BFC’s economic ownership interest in those entities. The portion of income or loss in those subsidiaries not attributable to BFC’s economic ownership interests is classified in the financial statements as “noncontrolling interest” and is subtracted from income before income taxes to arrive at consolidated net income or loss in the financial statements.

     In September 2008, BankAtlantic Bancorp and Woodbridge each completed a one-for-five reverse split of its common stock. Where appropriate, amounts throughout this document have been adjusted to reflect the reverse stock splits effected by BankAtlantic Bancorp and Woodbridge. The reverse stock splits did not impact the Company’s proportionate equity interest or voting rights in BankAtlantic Bancorp or Woodbridge. BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of September 30, 2008 was as follows:

			Percentage
	Shares	Percentage of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock (1)	2,065,847	20.15%	10.68%
Class B Common Stock	975,225	100.00%	47.00%
Total	3,041,072	27.08%	57.68%

Woodbridge
Class A Common Stock (2)	3,735,391	19.62%	6.98%
Class B Common Stock	243,807	100.00%	47.00%
Total	3,979,198	20.64%	53.98%

(1)	In August 2008, BFC purchased an aggregate of 400,000 shares of BankAtlantic Bancorp’s Class A common stock on the open market for an aggregate purchase price of $2.8 million. BFC’s acquisition of the 400,000 shares of BankAtlantic Bancorp’s Class A common stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 3.55% and increased BFC’s voting interest by approximately 2.06%. The acquisition of additional shares of BankAtlantic Bancorp which will be accounted for as a step acquisition under the purchase method of accounting. See Note 10 in PART I Item 1 for further information.

(2)	BFC’s percentage of ownership includes, but BFC’s percentage of vote excludes, 1,229,117 shares of Woodbridge’s Class A Common Stock which BFC has agreed not to vote, subject to certain limited exceptions.
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
     Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	that the performance of entities in which the Company has made investments may not be as anticipated;

•	that BFC is dependent upon dividends from its subsidiaries to fund its operations, and dividends may not be paid, even with such dividends BFC has historically experienced negative cash flow, BFC may need to issue debt or equity securities to fund its operations, and any such securities may not be issued on favorable terms, if at all;

•	that BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	that BFC shareholders’ interests may be diluted if additional shares of BFC common stock are issued; and

•	the risk that our Class A Common Stock may be delisted from the NYSE Arca;
     With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services;

•	the impact of a continued downturn in the economy or a recession on BankAtlantic Bancorp’s business generally,

•	the ability of BankAtlantic to attract deposits, the ability of its customers to maintain account balances and the ability of BankAtlantic Bancorp’s borrowers to service their obligations;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the real estate market and other changes in the real estate markets in BankAtlantic’s trade area and the areas where BankAtlantic’s collateral is located;

•	the quality of BankAtlantic’s residential land acquisition and development loans (including “Builder land bank loans”) and home equity loans, and conditions in that market sector;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic’s allowance for loan losses and the potential impact on BankAtlantic’s maintenance of “well capitalized” ratios;

•	BankAtlantic Bancorp’s ability to successfully manage the loans held by the newly formed asset workout subsidiary;

•	the successful completion of a sale or joint venture of BankAtlantic Bancorp’s interests in the newly formed asset workout subsidiary in the future, and the risk that BankAtlantic Bancorp will continue to realize losses in that loan portfolio;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws, including their impact on the bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial markets and the impact of such conditions on BankAtlantic Bancorp’s activities and the value of its assets;

•	BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs;

•	the success of BankAtlantic Bancorp’s expense discipline initiative and the ability to achieve additional cost savings;

•	the success of BankAtlantic’s newly opened stores and achieving growth and profitability at the stores in the time frames anticipated, if at all;

•	the impact of periodic testing of goodwill, deferred tax assets and other assets for impairment and that a sustained decline in trading price of BankAtlantic Bancorp common stock could result in significant goodwill impairment charges;

•	past performance, actual or estimated new account openings and growth rate may not be achieved; and

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing.
     With respect to BFC’s subsidiary, Woodbridge, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting Woodbridge and its operations;

•	the market for real estate in the areas where Woodbridge has developments, including the impact of market conditions on Woodbridge’s margins;

•	the risk that the value of the property held by Core Communities, LLC (“Core Communities” or “Core”) and Carolina Oak Homes, LLC (“Carolina Oak”) may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries;

•	the impact of market conditions for commercial property and the extent to which the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property;

•	the risk that the recent downturn in the credit markets may adversely affect Core’s commercial leasing projects, including due to the impact it may have on the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy rates as well as the value of Core’s commercial properties;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;

•	continued declines in the estimated fair value of real estate inventory and the potential write-downs or impairment charges;

•	the effects of increases in interest rates and the availability and cost of credit to buyers of Woodbridge’s inventory;

•	the impact of the problems in financial and credit markets on Woodbridge’s ability and the ability of buyers of Woodbridge’s inventory to obtain financing on acceptable terms, if at all;

•	the risk that accelerated principal payments of debt obligations may result from re-margining or curtailment payment requirements;

•	the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	the risk that Woodbridge may be required to adjust the carrying value of its investment in Office Depot and incur impairment charges relating to this investment in future periods if the trading price of Office Depot’s common stock does not increase from current levels and the risk that Woodbridge may be required to record further other-than-temporary impairment charge relating to its investment in Bluegreen in the future;

•	Woodbridge’s ability to access additional capital on acceptable terms, if at all;

•	the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ liquidation process on Woodbridge, its results of operations and financial condition, as well as the potential impact of the assertion of claims against Woodbridge in connection with these proceedings;

•	equity risks associated with a decline in the trading prices of the equity securities owned by Woodbridge;

•	the risk that creditors of Levitt and Sons may be successful in asserting claims against Woodbridge;

•	the risks relating to the Settlement Agreement, and the amendment to the Settlement Agreement, including, without limitation, that the conditions to consummation of the Settlement Agreement, as amended, will not be met, that the Settlement Agreement, as amended, will not be approved by the Bankruptcy Court when expected, or at all and that, in the event the Settlement Agreement, as amended, is approved by the Bankruptcy Court, such approval will be appealed;

•	the risk that the announced acquisition by a third party of Bluegreen will not be consummated on the terms proposed, or at all;

•	the risks associated with the businesses in which Woodbridge holds investments;

•	Woodbridge’s success in pursuing strategic alternatives that could enhance liquidity; and

•	Woodbridge’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above and in PART II, Item 1A of this report, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Woodbridge with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
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

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2008	2007	2008	2007
BFC Activities	$4,687	9,872	8,195	12,719
Financial Services	(10,982)	(29,610)	(54,909)	(20,086)
Real Estate Development	(54,315)	(169,980)	(75,950)	(227,196)

	(60,610)	(189,718)	(122,664)	(234,563)
Noncontrolling interest	(54,853)	(164,388)	(105,652)	(204,698)

Loss from continuing operations	(5,757)	(25,330)	(17,012)	(29,865)
Discontinued operations	1,821	83	2,288	1,131
Extraordinary gain	9,145	—	9,145	—

Net income (loss)	5,209	(25,247)	(5,579)	(28,734)
5% Preferred Stock dividends	(187)	(187)	(562)	(562)

Net income (loss) allocable to common shareholders	$5,022	(25,434)	(6,141)	(29,296)

     Net income for the three months ended September 30, 2008 was $5.2 million as compared to a net loss of $25.2 million for the same period in 2007. Net loss for the nine months ended September 30, 2008 was $5.6 million compared to a net loss of $28.7 million for the same period in 2007. Results for the three and nine month periods ended September 30, 2008 included income from discontinued operations of $1.8 million and $2.3 million, respectively, and $9.1 million extraordinary gain for the three and nine month periods ended September 30, 2008. Results for the three and nine month periods ended September 30, 2007 included discontinued operations of $83,000 and $1.1 million, respectively. Discontinued operations, net of noncontrolling interest were attributable to financial results associated with Ryan Beck and two of Core Communities’ commercial leasing projects as disclosed in Note 4 to our unaudited consolidated financial statements included under PART I Item 1 of this report. In 2008, the Company acquired additional shares of BankAtlantic Bancorp’s Class A Common Stock in the open market. The acquisition of these shares resulted in negative goodwill (excess of fair value of acquired net assets over purchase price of shares) of approximately $16.7 million. After ratably allocating this negative goodwill to non-current and non-financial assets, the Company recognized an extraordinary gain of $9.1 million. See Note 10 in PART 1 Item 1 of this report for further information.
     The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Convertible Preferred Stock.
     The results of continuing operations from our business segments and related matters are discussed below.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total assets at September 30, 2008 and December 31, 2007 were $6.9 billion and $7.1 billion, respectively. The significant changes in components of total assets from December 31, 2007 to September 30, 2008 are summarized below:
•	an increase in cash and cash equivalents of approximately $55.9 million which resulted from: (i) higher cash and cash equivalents of $112.4 million at BankAtlantic Bancorp, which resulted primarily from $82.5 million of higher federal funds sold and $28.6 million of additional cash on hand offset by (ii) a net decrease in cash and cash equivalents of $51.3 million at Woodbridge, which resulted from cash used in operations of $16.3 million, cash used in investing activities of $12.1 million and cash used in financing activities of $22.9 million, and (iii) a net decrease in cash and cash equivalents of $7.1 million at BFC, which resulted primarily from cash used in operations;

•	a decrease in securities available for sale and other financial instruments reflects BankAtlantic Bancorp’s sale of Stifel common stock, the sale of Stifel warrants and the liquidation of managed fund equity investments and principal repayments on agency securities. This decrease in securities available for sale was offset in part by Woodbridge’s net acquisition of equity securities of $15.7 million;

•	a decrease in investment securities at cost reflecting BankAtlantic Bancorp’s sale of Stifel common stock and certain private equity investments;

•	increase in tax certificate balances in BankAtlantic primarily due to the acquisition of $225 million of tax certificates in Florida during the 2008 second quarter;

•	higher investment in FHLB stock at BankAtlantic related to increases in FHLB advance borrowings;

•	a decline in BankAtlantic’s loans receivable balances associated with lower purchased residential loan balances and declining commercial residential loan balances, partially offset by increased commercial non-residential and home equity loan balances;

•	an increase in inventory of real estate held for development and sale primarily associated with an increase in Woodbridge’s inventory of real estate in the land division. This increase in inventory of real estate was partially offset by lower real estate inventory held by BankAtlantic associated with impairments and the sale of inventory, as well as a decline in assets held for sale at BankAtlantic due to property sales and $1.4 million of impairments recognized during the 2008 second quarter;

•	a decrease in investments in unconsolidated affiliates primarily associated with a decrease in the carrying value of Woodbridge’s investment in Bluegreen due to an other-than-temporary impairment charge of $48.9 million, net of purchase accounting of $4.7 million;

•	a decrease in office properties and equipment due to the completion of the sale of BankAtlantic’s Central Florida stores to an unrelated financial institution during the 2008 second quarter;

•	an increase in deferred tax asset, net reflecting BankAtlantic’s operating loss during the nine months ended September 30, 2008 and BankAtlantic Bancorp lower unrealized gains with respect to securities available for sale; and a decrease in BFC’s deferred tax liability, net. See Note 18 in PART I Item 1 in this report;

•	a decrease in assets held for sale as a result of the sale of three ground lease parcels at Core; and

•	a decline in other assets primarily resulting from BankAtlantic Bancorp’s and Woodbridge’s receipt of income tax refunds associated with the carryback of taxable losses for the year ended December 31, 2007.
     The Company’s total liabilities at September 30, 2008 and December 31, 2007 were $6.2 billion and $6.4 billion, respectively. The significant changes in components of total liabilities from December 31, 2007 to September 30, 2008 are summarized below:
•	lower non-interest-bearing deposit balances primarily due to the migration of customer accounts to interest-paying NOW accounts as BankAtlantic offered high yield checking in response to the competitive deposit pricing environment;

•	interest-bearing deposit balances declined slightly primary due to significant declines in money market and savings accounts partially offset by increased NOW and certificate account balances. Higher certificate account balances primarily resulted from high rate certificate promotions during 2008;

•	an increase in FHLB borrowings at BankAtlantic in order to maintain higher cash balances associated with daily cash management activities;

•	a decrease in Woodbridge’s notes and mortgage notes payable of $18.4 million primarily due to a curtailment payment made in connection with a development loan collateralized by land in Tradition Hilton Head;

•	a decrease in liabilities related to assets held for sale as a result of the repayment of debt in connection with the sale of three ground lease parcels at Core; and

•	a decrease in other liabilities which primarily resulted from BankAtlantic’s December 2007 purchase of $18.9 million of securities pending settlement in January 2008, partially offset by higher loan receivable escrow balances.
Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	September 30,	December 31,
	2008	2007
BankAtlantic Bancorp	$291,848	351,148
Woodbridge	141,020	207,138
Joint venture partnership	320	664

	$433,188	558,950

NEW ACCOUNTING PRONOUNCEMENTS.
     See Note 20 to our unaudited consolidated financial statements included under PART I Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company.

BFC Activities
BFC Activities
     The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge and its subsidiaries. Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, BFC provides shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the estimated usage of the respective services. This segment also includes BFC’s overhead expenses, interest income and dividend income from BFC’s investment in Benihana’s convertible preferred stock, the financial results of a venture partnership that BFC controls, and financial results from BFC/CCC, Inc. (formerly known as Cypress Creek Capital, Inc.) (“BFC/CCC”). During the second quarter of 2008, the Company brought its staff in line with its anticipated activities by transferring approximately seven employees to Woodbridge where the individuals can potentially provide greater value to the overall organization.
     BankAtlantic Bancorp and Woodbridge are consolidated in BFC’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in BFC’s Financial Services segment. The Company’s earnings and losses in Woodbridge in 2008 are included in two reportable segments, which are Land Division and Woodbridge Other Operations. In 2007 Woodbridge’s earnings and losses included two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which have been eliminated as a result of Levitt and Sons’ deconsolidation following its bankruptcy filing in November 2007.
     At September 30, 2008, BFC had 9 employees dedicated to BFC operations and 30 employees providing shared services to BFC and the affiliate companies. At September 30, 2007, BFC had 12 employees dedicated to BFC operations, 11 employees in BFC/CCC, and 25 employees providing shared services to BFC and the affiliate companies.
     The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months Ended		Change	For the Nine Months Ended		Change
	September 30,		2008 vs.	September 30,		2008 vs.
	2008	2007	2007	2008	2007	2007
Revenues
Interest and dividend income	$327	864	(537)	1,089	1,868	(779)
Securities activities	795	—	795	898	1,295	(397)
Other income	950	809	141	3,847	4,031	(184)

	2,072	1,673	399	5,834	7,194	(1,360)

Cost and Expenses
Employee compensation and benefits	1,986	2,633	(647)	7,490	8,127	(637)
Other expenses	744	1,523	(779)	2,679	3,195	(516)

	2,730	4,156	(1,426)	10,169	11,322	(1,153)

Equity loss from unconsolidated subsidiaries	(28)	(27)	(1)	(81)	(27)	(54)

Loss before income taxes	(686)	(2,510)	1,824	(4,416)	(4,155)	(261)
Benefit for income taxes	(5,373)	(12,382)	7,009	(12,611)	(16,874)	4,263
Noncontrolling interest	(9)	(5)	(4)	54	(13)	67

Income from continuing operations	$4,696	9,877	(5,181)	8,141	12,732	(4,591)

     The decrease in interest and dividend income during the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was primarily related to lower interest rates and lower cash balances on deposit.
     In 2008 and 2007, securities activities related to gains on the sale of publicly traded equity securities’ of which $103,000 was realized in 2008 by a venture partnership that BFC controls.

BFC Activities
     The decrease in other income during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to lower advisory fees earned by BFC/CCC partially offset by approximately $1.1 million in connection with the sale of its indirect membership interests in limited liability companies in 2008. Also, included in other income are shared service operations revenues. During the three and nine months ended September 30, 2008, income from shared services operations was approximately $806,000 and $2.2 million, respectively, compared with $725,000 and $2.2 million, for the same periods in 2007. Shared services operations revenue related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements. BFC also recognized similar expenses related to shared service operations.
     The decrease in employee compensation and benefits during the nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to transfer of seven employees to Woodbridge discussed above.
     The decrease in other expenses during the three and nine months ended September 30, 2008 compared with the same periods in 2007 primarily relates to the write-off of costs of approximately $619,000 associated with the BFC and Woodbridge merger agreement, which was terminated in August 2007. The decrease in other expenses was partially offset for the nine months ended September 30, 2008 compared to the same period in 2007 due in part to an increase in legal and professional and consulting fees.
     BFC’s benefit for income taxes includes the tax associated with our equity earnings (losses) in Woodbridge for the periods ended in 2008 and 2007 and the tax effect of our equity earnings (losses) in BankAtlantic Bancorp until the implementation of the new business strategy. During the quarter ended September 30, 2008, BFC eliminated its deferred tax liability of approximately $29.3 million associated with its investment in BankAtlantic Bancorp because of a change in its current business strategy. See Note 18 in PART I Item 1 for further information on the new strategy and its impact on the deferred tax liability. With regard to BFC’s deferred tax asset resulting from its net operation loss (“NOLs”) carryforwards, a valuation allowance of approximately $27.6 million was established during the current period because based on available evidence, it is more likely than not that all or some portion of the asset will not be realized. See Note 18 in PART I Item 1for further information.
Liquidity and Capital Resources of BFC
     The following table provides cash flow information for the BFC Activities segment (in thousands):

	For the Nine Months Ended
	September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$(5,125)	(2,508)
Investing activities	(1,359)	(31,532)
Financing activities	(626)	35,730

(Decrease) increase in cash and cash equivalents	(7,110)	1,690
Cash and cash equivalents at beginning of period	18,898	18,176

Cash and cash equivalents at end of period	$11,788	19,866

     The primary sources of funds to the BFC Activities segment for the nine months ended September 30, 2008 and 2007 (without consideration of BankAtlantic Bancorp’s or Woodbridge’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Revenues from shared services activities for affiliated companies;

•	Dividends from Benihana;

•	Venture partnership distributions;

•	Revenues from BFC/CCC advisory fees;

•	Proceeds from the sale of BFC/CCC’s indirect membership interests in two limited liability companies;

•	Proceeds from the sale of equity securities; and

•	Dividends from BankAtlantic Bancorp.

BFC Activities
     Funds were primarily utilized by BFC to:
•	Purchase shares of Woodbridge and BankAtlantic Bancorp Class A common stock as mentioned below.

•	Pay dividends on BFC’s 5% Cumulative Convertible Preferred Stock; and

•	Fund BFC’s operating and general and administrative expenses, including shared services costs.
     BFC expects to meet its short-term liquidity requirements generally through existing cash balances and cash dividends from Benihana. The Company expects to meet its long-term liquidity requirements through the foregoing, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
     The increase in cash used in operating activities during 2008 compared to 2007 primarily resulted from a decline in cash flow associated with lower BFC/CCC advisory fees and higher bonus expense at BFC/CCC associated with the sale of its indirect membership interests in two limited liability companies.
     The decline in cash used in investing activities during 2008 compared to 2007 was primarily due to the purchase in 2007 of 3,320,542 shares of Woodbridge’s Class A common stock in Woodbridge’s rights offering (such shares were subsequently issued to BFC on October 1, 2007) for approximately $33.2 million, while in 2008 the Company purchased 400,000 shares of BankAtlantic Bancorp’s Class A common stock on the open market for approximately $2.8 million. The decline in cash used in investing activities was partially offset in 2008 by the distribution from a venture partnership of approximately $633,000.
     The decrease in cash used in financing activities during 2008 compared to 2007 was primarily associated with the BFC’s public offering in 2007. In July 2007, BFC sold 11,500,000 shares of its Class A Common Stock at $3.40 per share pursuant to a registered underwritten public offering. Net proceeds from the sale of the 11,500,000 shares totaled approximately $36.2 million, after underwriting discounts, commissions and offering expenses. BFC primarily used the proceeds of this offering to participate in Woodbridge’s rights offering as described above and for general corporate purposes, including working capital.
     On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock at an aggregate cost of no more than $10.0 million. During August and September 2008, the Company repurchased in the open market an aggregate of 88,553 shares at an average price of $0.53 per share. In October 2008, the Company repurchased 11,447 shares of its Class A Common Stock at an average price of $0.55 per share. As a result of these shares repurchases, 1,650,000 shares of the Company’s Class A Common Stock remain available for repurchase under the plan. These remaining shares may be repurchased in the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase any or all of the remaining shares in the future. No termination date was set for the repurchase program. It is anticipated that any share repurchases would be funded through existing cash balances.
     The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon adequate cash holdings, which is driven by the results of operations, financial condition and cash requirements of BankAtlantic Bancorp, and the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic had an accumulated deficit for 2006 and 2007, BankAtlantic is required to file an application seeking OTS approval prior to the payment of dividends to BankAtlantic Bancorp. While the OTS has approved dividends to date, there is no assurance that the OTS would approve future capital distributions requests from BankAtlantic. Additionally, in light of the current economic and financial market conditions impacting BankAtlantic’s businesses, and the recent contributions of capital by BankAtlantic Bancorp to BankAtlantic, it is not anticipated that BankAtlantic will seek approval from the OTS or opt to pay dividends to BankAtlantic Bancorp in the near future. At September 30, 2008, BankAtlantic met all applicable liquidity and regulatory capital requirements. While there is no assurance that BankAtlantic Bancorp will pay dividends in the future, BankAtlantic Bancorp has paid a regular quarterly dividend to holders of its Common Stock since August 1993. BankAtlantic Bancorp currently pays a quarterly dividend of $0.025 per share on its Class A and Class B Common Stock. During the nine months ended September 30, 2008, the Company received approximately $208,000 in dividends from BankAtlantic Bancorp.
     In October 2008, the U.S. Treasury announced the Capital Purchase Program (“CPP” or “Program”) to invest capital into U.S. financial institutions pursuant to which institutions may issue senior preferred stock to the Treasury and receive proceeds of up to 3 percent of risk-weighted assets. The Program requires that in conjunction with the issuance of senior preferred shares, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the investment in senior preferred stock with the exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. Financial institutions that participate will be subject to certain restrictions and covenants as may be required by the Treasury. The Treasury program, by its terms, requires access to the Program through the top tier holding company that is considered a Qualifying Financial Institution. While BankAtlantic Bancorp believes that it is eligible to participate in the CPP, BFC may be deemed to be the appropriate applicant by the Treasury for purposes of participation. BFC’s participation in the CPP would require contribution of the proceeds received through the Program to BankAtlantic Bancorp and BankAtlantic on terms acceptable to BFC and BankAtlantic Bancorp and subject BFC to the restrictions and covenants of the Program. There is no assurance that BFC, BankAtlantic Bancorp or BankAtlantic will participate in the Treasury’s Program or of the amount of any such participation.

BFC Activities
     Woodbridge has not paid any dividends since the first quarter of 2007, and the Company does not anticipate that it will receive additional dividends from Woodbridge for the foreseeable future. Any future dividends are subject to approval by Woodbridge’s Board of Directors and will depend upon, among other factors, Woodbridge’s results of operations and financial condition.
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter in dividends on the Benihana Series B Convertible Preferred Stock.
     A wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”) has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida, and in connection with the purchase of such office building, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 35.6% of the current indebtedness of the property, with the guarantee to be reduced based upon the performance of the property.
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
     On June 21, 2004, an investor group purchased 15,000 shares of the Company’s 5% Cumulative Convertible Preferred Stock for $15.0 million in a private offering. Holders of the 5% Cumulative Convertible Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative cash dividends on each share of 5% Cumulative Convertible Preferred Stock at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid dividends on the 5% Cumulative Convertible Preferred Stock of $187,500 on a quarterly basis. During the nine months ended September 30, 2008, the Company paid $562,500 in dividends to the investor group.

Financial Services
(BankAtlantic Bancorp)
Financial Services
     Our Financial Services segment consists of BankAtlantic Bancorp, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2008 and 2007, respectively. The principal assets of the Company consist of its ownership in a loan work-out subsidiary and BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of a continued downturn in the economy or a recession on our business generally, as well as the ability of our borrowers to service their obligations and on our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company), of a sustained downturn in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our residential land acquisition and development loans (including “Builder land bank loans”) and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses and the potential impact on BankAtlantic’s maintenance of “well capitalized” ratios; BankAtlantic Bancorp’s ability to successfully manage the loans held by the newly formed asset workout subsidiary; the successful completion of a sale or joint venture of BankAtlantic Bancorp’s interests in the newly formed asset workout subsidiary in the future, and the risk that we will continue to realize losses in that loan portfolio; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense discipline initiatives and the ability to achieve additional cost savings; the success of BankAtlantic’s newly opened stores and achieving growth and profitability at the stores in the time frames anticipated, if at all; and the impact of periodic testing of goodwill, deferred tax assets and other assets for impairment. Past performance, actual or estimated new account openings and growth may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

Financial Services
(BankAtlantic Bancorp)
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; and (iv) the accounting for deferred tax asset valuation allowance. The accounting for deferred tax asset valuation allowance is discussed below. For a more detailed discussion of the other critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Accounting for Deferred Tax Asset Valuation Allowance
     The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
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
     Based on our evaluation as of September 30, 2008, it appears more likely than not that a portion of the Company’s net deferred tax assets will not be realized. As a result of this determination, a valuation allowance was required in the amount of $6.7 million at September 30, 2008 as it was management’s assessment that, based on available information, it is more likely than not that certain State net operating loss carry forwards included in the Company’s deferred tax assets will not be realized. As of September 30, 2008 and December 31, 2007, our deferred tax assets net of the aforementioned valuation allowance were $70.2 million and $32.1 million, respectively. Management believes that the Company should be able to realize the current net deferred tax assets in future years; however, if future events differ from expectations, a substantial increase or decrease in the valuation allowance may be required. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred tax assets that is expected to be realized in the future.
Consolidated Results of Operations
     Segment loss from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended
	September 30,
(in thousands)	2008	2007	Change
BankAtlantic	$(2,092)	(27,112)	25,020
Parent Company	(8,890)	(2,498)	(6,392)

Segment loss	$(10,982)	(29,610)	18,628

Financial Services
(BankAtlantic Bancorp)
For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     The substantial decrease in BankAtlantic’s loss during the 2008 quarter primarily resulted from a significant decline in the provision for loan losses and lower non-interest expenses partially offset by a decline in fee income from deposit accounts. The provision for loan losses declined by $26.0 million reflecting the establishment of a substantial allowance for loan losses for commercial residential loans during the three months ended September 30, 2007. The reduction in non-interest expenses primarily resulted from $11.0 million in real estate asset impairments during the 2007 quarter compared to $0.5 million of net losses on lease terminations and asset impairments during the comparable 2008 quarter. Also contributing to the decline in non-interest expenses were reduced advertising expenses as well as lower compensation costs and occupancy costs reflecting a 29% reduction in the work force since December 2006 and other expense reduction initiatives including an effort to consolidate back office facilities. The improvement in operating expenses was partially offset by tax certificate charge-offs and additional reserves associated with tax certificate activities. The decline in fee income from deposit accounts reflects lower service charge revenues associated with more stringent criteria established for allowing overdrafts during the first quarter of 2008 as well as a slowdown in the growth of new accounts.
     The increase in Parent Company loss primarily resulted from an $8.3 million provision for loan losses associated with the non-performing commercial loan portfolio held by the Parent Company’s asset workout subsidiary and an increase in compensation expense partially offset by improved net interest income. Non-performing loans at the Parent Company were written down by $8.3 million as a result of reduced loan collateral values reflected in updated appraisals. The improvement in net interest income primarily resulted from lower short-term interest rates during 2008 compared to 2007. The higher compensation expense for the 2008 quarter reflects the reversal of accruals for incentive bonuses during the 2007 quarter associated with the significant loss during the 2007 quarter and a $0.3 million severance payment in the 2008 quarter.

	For the Nine Months Ended
	September 30,
(in thousands)	2008	2007	Change
BankAtlantic	$(33,132)	(16,068)	(17,064)
Parent Company	(21,777)	(4,018)	(17,759)

Segment loss	$(54,909)	(20,086)	(34,823)

For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     The increase in BankAtlantic’s segment loss during the nine months ended September 30, 2008 compared to the 2007 period was primarily the result of a $103.6 million provision for loan losses during the 2008 period compared to a $61.3 million provision for loan losses during the 2007 period. The higher provision for loan losses was partially offset by a $24.0 million decline in non-interest expenses. Lower compensation expenses accounted for $14.8 million of the decline and decreased impairment, restructuring and exit activities charges accounted for another $8.3 million of the decline.
     The increase in the Parent Company segment loss reflects a provision for loan losses of $17.7 million associated with non-performing loans which were transferred to the Parent Company’s asset workout subsidiary in March 2008. The Parent Company had no provision for loan losses during the comparable 2007 period as it held no loans during that period. Additionally, gains from securities activities declined from $10.1 million during the 2007 period to $3.1 million during the 2008 period as the Parent Company liquidated its managed fund investment portfolio during the first quarter of 2008 and during 2008 sold its entire investment in Stifel securities acquired in connection with the 2007 sale of Ryan Beck.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic Results of Operations
     Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2008			September 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/		Yield/
	Balance	Expense	Rate	Balance	Expense		Rate
(in thousands)
Total loans	$4,451,976	60,785	5.46	$4,693,078	80,082		6.83
Investments — tax exempt	—	—	—	390,906	5,765	(1)	5.90
Investments — taxable	1,318,289	20,159	6.12	666,208	10,580		6.35

Total interest earning assets	5,770,265	80,944	5.61%	5,750,192	96,427		6.71%

Goodwill and core deposit intangibles	75,029			76,419
Other non-interest earning assets	417,035			444,357

Total Assets	$6,262,329			$6,270,968

Deposits:
Savings	$471,270	963	0.81%	$611,862	3,642		2.36%
NOW	955,392	2,256	0.94	792,462	2,356		1.18
Money market	557,343	2,089	1.49	660,925	4,881		2.93
Certificates of deposit	1,138,615	10,244	3.58	996,415	11,679		4.65

Total interest bearing deposits	3,122,620	15,552	1.98	3,061,664	22,558		2.92

Short-term borrowed funds	92,319	378	1.63	229,366	2,997		5.19
Advances from FHLB	1,598,111	13,401	3.34	1,398,245	18,987		5.39
Long-term debt	26,088	418	6.37	29,106	632		8.61

Total interest bearing liabilities	4,839,138	29,749	2.45	4,718,381	45,174		3.80
Demand deposits	812,402			922,452
Non-interest bearing other liabilities	53,279			54,210

Total Liabilities	5,704,819			5,695,043
Stockholder’s equity	557,510			575,925

Total liabilities and stockholder’s equity	$6,262,329			$6,270,968

Net tax equivalent interest income/ net interest spread		$51,195	3.16%		$51,253		2.91%

Tax equivalent adjustment		—			(2,018)

Net interest income		$51,195			$49,235

Margin
Interest income/interest earning assets			5.61%				6.71%
Interest expense/interest earning assets			2.05				3.12

Net interest margin (tax equivalent)			3.56%				3.59%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Tax equivalent net interest income declined slightly associated with the decline in the net interest margin and lower average non-interest bearing liabilities balances.
     The slight decline in the tax equivalent net interest margin primarily resulted from a significant decline in non-interest bearing demand deposit balances partially offset by an improvement in the tax equivalent net interest spread. The increase in the tax equivalent net interest spread primarily resulted from rates on interest-bearing liabilities adjusting to the decline in short-term interest rates faster than interest-earning asset yields. Since December 2006, our prime interest rate has declined from 8.25% to 5.00%. The majority of the fundings adjust to current market rates faster than a significant portion of our assets, which includes residential loans and mortgage-backed securities that only adjust periodically to current market rates. The additional net interest income associated with the improvement of the net interest spread was partially offset by average interest bearing liabilities increasing more than interest-earning assets as well as declines in non-interest bearing demand deposit balances. Average interest bearing assets increased by $20.1 million while average interest-bearing liabilities were up $120.8 million and non-interest bearing demand deposit accounts were down $110.1 million. The decline in average non-interest bearing demand deposit accounts reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW accounts.

Financial Services
(BankAtlantic Bancorp)
     Interest income on earning assets declined $15.5 million during the 2008 third quarter from the comparable 2007 quarter. The decline was primarily due to the impact of declines in the prime rate of interest on the average yields on all loan products and securities investments and lower commercial real estate and residential real estate average balances. In response to the deteriorating real estate market, we have slowed the origination of commercial residential real estate loans and the purchase of residential loans. As a consequence, average balances in our residential and commercial real estate loan portfolios declined from $3.6 billion during the three months ended September 30, 2007 to $3.2 billion during the comparable 2008 period. These declines in loan balances were partially offset by an increase in our tax certificate, small business and consumer home equity loan average balances. Aggregate average balances in our consumer home equity and small business loan portfolios increased from $966.7 million for the three months ended September 30, 2007 to $1.1 billion during the same 2008 period due primarily to fundings on existing lines of credit for home equity loans and from the origination of small business loans. Average tax certificate balances increased from $220.2 million during the 2007 period to $357.8 million for the 2008 period. The higher tax certificate balances reflect the acquisition of $363.0 million of tax certificates during the nine months ended September 2008 compared to $166.9 million during the comparable 2007 period.

	Average Balance Sheet - Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/		Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense		Rate
Total loans	$4,519,948	190,387	5.62	$4,673,985	239,583		6.83
Investments — tax exempt	—	—	—	395,218	17,412	(1)	5.87
Investments — taxable	1,150,224	51,996	6.03	633,499	29,782		6.27

Total interest earning assets	5,670,172	242,383	5.70%	5,702,702	286,777		6.71

Goodwill and core deposit intangibles	75,381			76,778
Other non-interest earning assets	422,172			435,863

Total Assets	$6,167,725			$6,215,343

Deposits:
Savings	$529,723	4,265	1.08%	$582,714	9,613		2.21
NOW	941,297	6,837	0.97	781,911	5,616		0.96
Money market	594,338	7,674	1.72	662,990	13,608		2.74
Certificates of deposit	1,016,390	29,877	3.93	983,990	34,196		4.65

Total interest bearing deposits	3,081,748	48,653	2.11	3,011,605	63,033		2.80

Short-term borrowed funds	142,181	2,491	2.34	196,953	7,722		5.24
Advances from FHLB	1,471,029	40,780	3.70	1,382,768	55,813		5.40
Long-term debt	26,272	1,336	6.79	29,369	1,896		8.64

Total interest bearing liabilities	4,721,230	93,260	2.64	4,620,695	128,464		3.72
Demand deposits	848,558			966,898
Non-interest bearing other liabilities	49,308			53,738

Total Liabilities	5,619,096			5,641,331
Stockholder’s equity	548,629			574,012

Total liabilities and stockholder’s equity	$6,167,725			$6,215,343

Net interest income/net interest spread		$149,123	3.06%		$158,313		2.99

Tax equivalent adjustment		—			(6,094)

Net interest income		$149,123			$152,219

Margin
Interest income/interest earning assets			5.70%				6.71
Interest expense/interest earning assets			2.20				3.01

Net interest margin			3.50%				3.70

(1)	The tax equivalent basis is computed using a 35% tax rate.

Financial Services
(BankAtlantic Bancorp)
For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     The changes in net interest income and the net interest margin for the nine month period resulted primarily from the same items discussed above for the three months ended September 30, 2008.
Asset Quality
     At the indicated dates, BankAtlantic’s non-performing assets and problem loans were (in thousands):

	September 30,	December 31,
	2008	2007
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$2,317	2,094
Loans (1)	89,742	178,591

Total nonaccrual	92,059	180,685

Repossessed assets:
Real estate owned	20,054	17,216

Total nonperforming assets	$112,113	197,901

Allowances
Allowance for loan losses	$106,435	94,020
Allowance for tax certificate losses	5,515	3,289

Total allowances	$111,950	97,309

PROBLEM LOANS
Contractually past due 90 days or more	5,399	—
Restructured loans	3,552	2,488

TOTAL PROBLEM LOANS	$8,951	2,488

(1)	Excluded from the above table at September 30, 2008 were $82.1 million of non-performing loans previously owned by BankAtlantic and transferred to the asset work-out subsidiary of the Parent Company in March 2008.
     Non-accrual loan activity is summarized for the nine months ended September 30, 2008 as follows:

		Net
	Balance	Additional		Transfers	Parent	Balance
	December 31,	Non-accrual	Charge-	to	Company	September 30,
(in thousands)	2007	Loans (1)	offs	REO	Transfer	2008
Residential	$8,678	21,612	(2,728)	(4,017)	—	23,545
Commercial	165,818	54,052	(60,057)	(1,900)	(101,494)	56,419
Small business	877	6,315	(3,131)	(150)	—	3,911
Consumer home equity	3,218	22,394	(19,745)	—	—	5,867

Total non-accrual loans	$178,591	104,373	(85,661)	(6,067)	(101,494)	89,742

(1)	Amounts for net additional non-accrual loans reflect loan repayments and loan sales of non-accrual loans.
     Non-accrual loans declined $88.8 million from December 31, 2007. The decline was due primarily to the transfer of $101.5 million of non-accrual loans with specific reserves of $6.4 million to a wholly-owned subsidiary of the Parent Company for $94.8 million of cash.
     Net additions to commercial non-accrual loans includes the transfer of fourteen commercial residential real estate loans and two commercial non-residential real estate loans aggregating $95.9 million to non-accrual during the nine months ended September 30, 2008. During the three months ended September 30, 2008 BankAtlantic transferred two commercial loans to non-accrual aggregating $14.6 million.
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

Financial Services
(BankAtlantic Bancorp)
     During 2008, BankAtlantic has experienced higher delinquencies and non-accrual trends for small business loans. Management believes that these trends reflect a deteriorating economic environment in Florida. If this negative economic environment continues or worsens, we anticipate higher credit losses in this portfolio.
     Consumer home equity loan charge-offs and delinquencies continued to increase during the nine months ended September 30, 2008. In response to these trends, we modified our consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ current credit scores were significantly lower than at the date of loan origination or where current collateral values were substantially lower than at loan origination. Our consumer home equity loans are primarily in our marketplace in Florida and, accordingly, if home prices in Florida continue to fall or current economic conditions deteriorate, we anticipate that we will experience higher credit losses in our consumer home equity loan portfolio.
     The increase in real estate owned primarily resulted from the increase in residential loan foreclosures and the extended period required to sell residential properties in the current economic environment.
     The increase in the allowance for loan losses primarily reflects a $20.6 million increase in the allowance for consumer home equity loans and a $2.5 million increase in the allowance for small business loans, partially offset by a $6.2 million decline in specific reserves on commercial residential real estate loans. This decline in specific reserves was primarily due to the transfer of $6.4 million of reserves associated with the non-performing loans transferred to the Parent Company’s asset workout subsidiary.
     The increase in the allowance for tax certificate losses primarily reflects higher than historical losses associated with tax certificate portfolios located in certain Midwestern states. These tax certificates were primarily acquired during 2005 and based on the deteriorating economic conditions in these states, BankAtlantic chose in some cases not to pursue ownership of the underlying properties resulting in higher than historical losses.
     As of September 30, 2008, two loans were contractually past due 90 days or more and still accruing interest. These loans are in the process of collection and are believed to be adequately collateralized.
Allowance for Loan Losses

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Balance, beginning of period	$98,424	54,754	94,020	43,602

Charge-offs
Residential	(1,077)	(3)	(2,728)	(206)
Commercial	(4,965)	(9,444)	(60,057)	(9,444)
Consumer home equity	(7,684)	(1,689)	(19,745)	(2,971)
Small business	(1,471)	(581)	(3,131)	(2,020)

Total charge-offs	(15,197)	(11,717)	(85,661)	(14,641)
Recoveries of loans previously charged-off	284	372	903	2,070

Net charge-offs	(14,913)	(11,345)	(84,758)	(12,571)
Transfer of specific reserves to Parent Company	—	—	(6,440)	—
Provision for loan losses	22,924	48,949	103,613	61,327

Balance, end of period	$106,435	92,358	106,435	92,358

     The provision for loan losses during the three months ended September 30, 2008 was primarily the result of unfavorable trends in our consumer home equity and small business loan portfolios as well as $15.2 million of loan charge-offs. The provision for loan losses during the three months ended September 30, 2007 primarily resulted from the establishment of reserves for commercial residential real estate loans. The substantial provision for loan losses during the nine months ended September 30, 2008 primarily resulted from commercial residential and home equity loan charge-offs and a substantial increase in the home equity allowance for loan losses.

Financial Services
(BankAtlantic Bancorp)
     During the nine months ended September 30, 2008, the Florida real estate market continued to deteriorate, the economy weakened, Florida unemployment increased, foreclosures increased, the availability of credit declined, and nonaccrual loan collateral values continued to decline. As a consequence, the following charge-offs of commercial residential real estate loans were made primarily based on updated collateral valuations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Builder land bank loans	$—	9,444	32,877	9,444
Land acquisition and development loans	—	—	2,756	—
Land acquisition, development and construction loans	—	—	19,459	—

Total commercial charge-offs	$—	9,444	55,092	9,444

     In the third quarter of 2008, we experienced no charge-offs in our commercial residential real estate loan portfolio as the majority of the classified loans were transferred to the Parent Company in March 2008. During the nine months ended September 30, 2008, we incurred significant charge-offs and specific reserves in this portfolio.
     BankAtlantic’s outstanding balances in commercial residential real estate loans as of September 30, 2008 were as follows:

	Number of
(dollars in thousands)	Loans	Amount
Builder land bank loans	7	$63,091
Land acquisition and development loans	26	178,076
Land acquisition, development and construction loans	15	77,736

Total commercial residential loans (1)	48	$318,903

(1)	Excluded from the above table were $70.6 million of net commercial residential real estate loans held by a subsidiary of the Parent Company.
     We believe that if market conditions do not improve in the Florida real estate markets, additional provisions for loan losses may be required in future periods.
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Service charges on deposits	$23,924	25,894	(1,970)	72,404	76,297	(3,893)
Other service charges and fees	7,309	7,222	87	21,863	21,779	84
Securities activities, net	1	613	(612)	2,302	1,446	856
Income from unconsolidated subsidiaries	122	182	(60)	1,382	1,056	326
Other	2,562	1,950	612	8,248	7,014	1,234

Non-interest income	$33,918	35,861	(1,943)	106,199	107,592	(1,393)

     The lower revenue from service charges on deposits during the 2008 periods compared to the same 2007 periods was primarily due to lower overdraft fee income. This decline in overdraft income primarily resulted from lower net assessment of overdraft fees and a more stringent criteria for allowing customer overdrafts in response to increasing check losses. Also contributing to reduced fee income was a decline in new deposit account openings resulting from a management decision to reduce overall marketing and advertising expenses.

Financial Services
(BankAtlantic Bancorp)
     Other service charges and fees during the 2008 periods remained at 2007 levels as higher interchange income from transaction volume associated with new accounts was offset by increased provisions for debit card fraud.
     Securities activities, net during the nine months ended September 30, 2008 resulted from a $1.0 million gain on the sale of MasterCard International common stock acquired during MasterCard’s 2006 initial public offering as well as $1.3 million of gains from the writing of covered call options on agency securities available for sale.
     Securities activities, net during the three months ended September 30, 2007 primarily resulted from a $2.4 million gain from the sale of MasterCard International common stock partially offset by realized losses from the sale of municipal and agency securities. Securities activities, net during the nine months ended September 30, 2007 included a $481,000 gain from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier.
     Income from unconsolidated subsidiaries for the three months ended September 30, 2008 reflects equity earnings from an investment in a receivable factoring company. Unconsolidated subsidiaries income during the nine months ended September 30, 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008. Income from unconsolidated subsidiaries for the three and nine months ended September 30, 2007 primarily resulted from equity earnings on joint ventures that invest in income producing properties.
     Included in other income during the three and nine months ended September 30, 2008 was an increase of $0.4 million and $1.1 million, respectively, of higher brokerage commissions from the sale of investment products to our deposit customers. BankAtlantic has hired additional financial consultants in order to offer its customers alternative investments in the current interest rate environment.
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Employee compensation and benefits	$30,353	34,244	(3,891)	96,714	111,536	(14,822)
Occupancy and equipment	15,993	16,951	(958)	48,547	48,816	(269)
Advertising and business promotion	3,388	4,221	(833)	11,813	14,088	(2,275)
Check losses	2,094	3,341	(1,247)	6,913	7,929	(1,016)
Professional fees	2,696	2,444	252	6,960	5,297	1,663
Supplies and postage	1,076	1,158	(82)	3,360	4,637	(1,277)
Telecommunication	748	1,283	(535)	3,570	4,210	(640)
Restructuring charges, impairments and exit activities	522	11,005	(10,483)	6,409	14,680	(8,271)
Other	9,936	6,848	3,088	23,483	20,594	2,889

Total non-interest expense	$66,806	81,495	(14,689)	207,769	231,787	(24,018)

     The substantial decline in employee compensation and benefits during the three and nine months ended September 30, 2008 compared to the same 2007 periods resulted primarily from work force reductions in March 2007 and April 2008, elimination of attrited positions as well as a decline in personnel related to the implementation in December 2007 of reduced store lobby and customer service hours. In March 2007, BankAtlantic reduced its work force by 225 associates, or 8%, and in April 2008 BankAtlantic’s work force was reduced by 124 associates, or 6%. As a consequence of these work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 1,879 at September 30, 2008, or 29%, while the store network expanded from 88 stores at December 31, 2006 to 101 stores at September 30, 2008. The decline in compensation expense during the 2008 quarter was partially offset by reversals of accruals for incentive bonuses during the 2007 quarter associated with the significant loss during the 2007 quarter. Incentive compensation declined by $2.7 million for the nine months ended September 30, 2008 compared to the same 2007 period.

Financial Services
(BankAtlantic Bancorp)
     The slight decrease in occupancy and equipment for the three and nine months ended September 30, 2008 compared to the same 2007 period primarily resulted from lower guard services costs associated with reduced store hours and the renewal of the guard service vendor contract on more favorable terms. During the three and nine months ended September 30, 2008 compared to the same 2007 periods, guard service costs declined by $0.4 million and $1.5 million, respectively. Additionally, repair and maintenance costs were reduced $0.4 million during the three months ended September 30, 2008. The above declines in occupancy expenses were partially offset by higher rental and depreciation expenses of $2.0 million for the nine months ended September 30, 2008 related to the store expansion program during 2007. Rental and depreciation expense declined $0.2 million during the three months ended September 30, 2008 compared to the same 2007 period resulting from the consolidation of back-office facilities.
     The reduced advertising expense primarily reflects lower promotional costs for store grand openings, a change in the marketing mix and managements’ decision to reduce overall marketing as part of an expense reduction initiative. During the nine months ended September 30, 2007, BankAtlantic opened 13 stores compared to 3 stores opened during the same 2008 period.
     BankAtlantic experienced decreased check losses for the 2008 three and nine month periods primarily due to the implementation of more stringent overdraft policies throughout the year.
     BankAtlantic incurred higher professional fees during the three and nine months ended September 30, 2008 compared to the same 2007 periods primarily resulting from increased litigation costs and legal fees. We also incurred increased consulting fees in connection with a review of our commercial loan portfolio and regulatory compliance.
     The reduction in supplies and postage reflects overall expense reduction initiatives and the conversion of certain deposit customers to electronic bank statements.
     The lower telecommunication costs for the three and nine months ended September 30, 2008 primarily resulted from switching to a new vendor on more favorable terms.
     Management is continuing to explore opportunities to reduce operating expenses and increase operating efficiencies. During the three months ended September 30, 2008, BankAtlantic recognized a $1.0 million gain on a lease termination associated with the relocation of its call center as well as $0.4 million of leasehold improvement impairments. During the 2008 quarter, BankAtlantic also recognized $1.0 million of real estate owned impairments associated with tax certificate activities. A new call center facility was leased resulting in a substantial reduction in rent. During the nine months ended September 30, 2008, BankAtlantic terminated leases in order to consolidate its back office facilities, reduced its work force and completed the sale of five Central Florida stores. The above expense reduction initiatives resulted in restructuring charges, impairments and exit activities for the nine months ended September 30, 2008 of $2.5 million associated with lease termination and fixed asset impairments, $2.2 million of employee termination benefits and a $0.5 million loss on the sale of the five Central Florida stores. In addition to the above charges, BankAtlantic incurred $1.9 million of impairments associated with real estate held for sale that was originally acquired for store expansion.
     Restructuring charges, impairments and exit activities during the three months and nine months ended September 30, 2007 reflects a $7.2 million real estate owned impairment, and a $3.7 million impairment on a real estate development project. Included in restructuring charges during the nine months ended September 30, 2007 was $2.6 million of severance costs associated with the March 2007 workforce reduction.
     The increase in other expenses during the three and nine months ended September 30, 2008 compared to the same 2007 periods primarily resulted from $2.8 million and $3.6 million, respectively, increases in the provision for tax certificates losses reflecting higher charge-offs and allowance for tax certificate losses for certificates acquired in certain Midwestern States. Additionally, during the first quarter of 2008, the credit held by BankAtlantic against its deposit premium assessments relating back to the early 1990’s was exhausted and BankAtlantic began paying the full deposit premium during the second quarter of 2008. This resulted in increased deposit premium assessments of $0.7 million and $1.6 million during the three and nine months ended September 30, 2008 compared to the prior 2007 periods, respectively.

Financial Services
(BankAtlantic Bancorp)
Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Net interest expense	$(4,778)	(5,476)	698	(14,476)	(15,261)	785
Provision for loan losses	(8,290)	—	(8,290)	(17,736)	—	(17,736)
Non-interest income	1,476	917	559	4,244	11,825	(7,581)
Non-interest expense	(2,042)	(340)	(1,702)	(5,383)	(3,121)	(2,262)

Loss before income taxes	(13,634)	(4,899)	(8,735)	(33,351)	(6,557)	(26,794)
Benefit for income taxes	(4,744)	(2,401)	(2,343)	(11,574)	(2,539)	(9,035)

Parent Company loss	$(8,890)	(2,498)	(6,392)	(21,777)	(4,018)	(17,759)

     Net interest expense decreased during the 2008 quarter compared to the 2007 quarter as a result of lower average interest rates in 2008 partially offset by higher average borrowings. Average rates on junior subordinated debentures decreased from 8.25% during the three months ended September 30, 2007 to 6.72% during the same 2008 period as a result of lower short-term interest rates during the current quarter compared to the 2007 quarter. The Company’s junior subordinated debentures average balances were $294.2 million during the three months ended September 30, 2008 compared to $289.7 million during the same 2007 period. Also during the 2008 quarter, the Company recognized $0.1 million of interest income associated with $2.3 million of loans transferred to accruing status.
     Net interest expense was slightly lower during the 2008 nine month period compared to the same 2007 period. Average rates on junior subordinated debentures decreased from 8.35% during the nine months ended September 30, 2007 to 6.72% during the same 2008 period and average balances on junior subordinated debentures increased from $272.4 million during the nine months ended September 30, 2007 to $294.2 during the same 2008 period. The higher debenture average balances during 2008 reflect the issuance of $30.9 million of debentures during the latter half of 2007.
     The change in non-interest income during the periods was primarily the result of securities activities. During the three months ended September 30, 2008, the Company realized a $1.1 million gain from the sale of its entire interest in Stifel warrants. During the three months ended September 30, 2007, the Company realized $2.1 million of gains on securities in managed funds partially offset by $1.5 million of unrealized losses associated with the change in value of Stifel warrants. During the nine months ended September 30, 2008, the Company recognized $3.7 million and $1.3 million of gains on the sale of Stifel warrants and private equity investments, respectively. These gains were partially offset by $0.9 million of losses on the sale of Stifel common stock and a $1.1 million other than temporary impairment on a private equity investment. During the nine months ended September 30, 2007, the Company recognized $3.1 million of unrealized gains associated with Stifel warrants and realized $7.0 million of gains on managed fund securities activities.
     During the nine months ended September 30, 2008, the Company received $180.7 million from the sale of securities. The net proceeds from these securities sales were primarily utilized to fund the $94.8 million transfer of net non-performing loans from BankAtlantic to a subsidiary of the Parent Company in March 2008 and to fund $65 million of capital contributions to BankAtlantic.
     The increase in non-interest expense for the three months ended September 30, 2008 compared to the same 2007 period primarily resulted from a change in estimate for 2007 bonus accruals reflecting the substantial loss for the three months ended September 30, 2007. Estimated bonuses were a recovery of $0.6 million during the 2007 quarter compared to $0.6 million of expenses during the 2008 quarter. Additionally, the Parent Company incurred higher professional fees during the 2008 period associated with a securities class-action lawsuit filed against the Company. The Parent Company also incurred $0.1 million of BankAtlantic loan servicing fees related to the loans held by the asset workout subsidiary. The increase in non-interest expense for the nine months ended September 30, 2008 compared to the same 2007 period primarily resulted from a $1.6 million increase in compensation expense and $0.9 million of higher professional fees.

Financial Services
(BankAtlantic Bancorp)
     To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed a new asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for $94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. A subsidiary of the Parent Company has entered into a servicing arrangement with BankAtlantic with respect to these loans. Consideration is being given to alternatives which may include a possible joint venture or sale of its interests in the subsidiary in the future. There is no assurance that any such transactions will occur.
     The composition of non-performing loans acquired from BankAtlantic as of March 31, 2008 was as follows:

(in thousands)	Amount
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and construction	34,915

Total commercial residential real estate	86,763
Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	(6,440)

Non-accrual loans, net	$95,054

     The composition of the transferred non-performing loans as of September 30, 2008 was as follows:

September 30,
(in thousands)	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$22,019
Land acquisition and development	19,458
Land acquisition, development and construction	29,162

Total commercial residential real estate	70,639
Commercial non-residential real estate	11,420

Total non-accrual loans	82,059
Allowance for loan losses — specific reserves	(7,702)

Non-accrual loans, net	$74,357

     The provision for loan losses during the three and nine months ended September 30, 2008 resulted from $8.3 million and $16.5 million of charge-offs on non-performing loans, respectively, and higher specific reserves of $1.3 million for the nine months ended September 30, 2008. These additional impairments were associated with nonperforming commercial residential real estate loans, and were due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. As previously stated, if market conditions do not improve in the Florida real estate market, additional provisions for loan losses and charge-offs may be required in subsequent periods.
     Additionally, during the nine months ended September 30, 2008, $2.3 million of loans held by the asset work-out subsidiary was changed to an accruing status and the Company received $1.1 million of loan repayments.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at September 30, 2008 were $6.2 billion compared to $6.4 billion at December 31, 2007. The significant changes in components of total assets from December 31, 2007 to September 30, 2008 are summarized below:
•	Increase in cash and cash equivalents was primarily due to $82.5 million of higher federal funds sold and $28.6 million of additional cash on hand;

•	Decrease in securities available for sale and other financial instruments reflecting the sale of Stifel common stock, the sale of Stifel warrants, the liquidation of managed fund equity investments held by the Parent Company and principal repayments on agency securities;

•	Decrease in investment securities at cost resulting from the sale of Stifel common stock and certain private equity investments;

•	Increase in tax certificate balances primarily due to the acquisition of $225 million of tax certificates in Florida during the 2008 second quarter;

•	Higher investment in FHLB stock related to increases in FHLB borrowings;

•	Decrease in loans receivable balances associated with lower purchased residential loan balances and declining commercial residential loan balances, partially offset by increased commercial non-residential and home equity loan balances;

•	Lower real estate held for development and sale balances associated with impairments and the sale of inventory of homes at a real estate development;

•	Decrease in assets held for sale due to property sales and $1.4 million of impairments recognized during the 2008 second quarter.

•	Decrease in office properties and equipment due to the completion of the sale of the Central Florida stores to an unrelated financial institution during the 2008 second quarter;

•	Increase in deferred tax assets primarily resulting from the operating losses during the nine months ended September 30, 2008 and lower securities available for sale unrealized gains; and

•	Decline in other assets reflecting the receipt of income tax refunds associated with the carryback of taxable losses for the year ended December 31, 2007.
     The Company’s total liabilities at September 30, 2008 were $5.8 billion compared to $5.9 billion at December 31, 2007. The significant changes in components of total liabilities from December 31, 2007 to September 30, 2008 are summarized below:
•	Lower non-interest-bearing deposit balances primarily due to the migration of customer accounts to interest-paying NOW accounts as BankAtlantic offered high yield checking accounts in response to the competitive deposit pricing environment;

•	Interest bearing deposits declined slightly primarily due to significant declines in money market and savings accounts partially offset by increased NOW and certificate account balances.

•	Higher certificate account balances primarily resulted from certificate promotions during 2008;

•	Increase in FHLB borrowings in order to maintain higher cash balances associated with daily cash management activities ;

•	Lower short term borrowings reflecting a decline in earning assets; and

•	Decrease in other liabilities primarily resulting from $18.9 million of securities purchased in December 2007 pending settlement in January 2008 partially offset by higher loan receivable escrow balances.

Financial Services
(BankAtlantic Bancorp)
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     During the nine months ended September 30, 2008, the Parent Company sold its holdings of Stifel common stock and warrants, liquidated its managed fund equity securities and sold private investment securities for aggregate net proceeds of $181.8 million. The Parent Company transferred $94.8 million of the cash proceeds from the sale of these assets to BankAtlantic in exchange for the transfer by BankAtlantic of non-performing commercial loans to a wholly-owned asset workout subsidiary of the Parent Company. The Parent Company may consider, among other alternatives, selling interests in the subsidiary to investors in the future. The Parent Company also used a portion of the proceeds from its securities sales to contribute $65 million to BankAtlantic to improve BankAtlantic’s capital base. At September 30, 2008, BankAtlantic’s capital ratios exceeded all regulatory “well capitalized” requirements.
     In April 2008, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $100 million of Class A Common Stock, Preferred Stock, subscription rights or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in prospectus supplements when offered. We may seek to raise additional debt or equity financing in the future for operations, to maintain our capital position, and for growth or investment or strategic acquisitions. There is no assurance that any such financing will be available to us on favorable terms or at all.
     The Company’s principal source of liquidity has been dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends to shareholders, purchase non-performing assets from BankAtlantic, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $18.8 million. The Company has the right and may defer payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters and would consider making such deferrals if management determines it is necessary to do so to preserve cash at the Parent and to limit the dividends paid from BankAtlantic. The Company would be prohibited from paying dividends on or repurchasing its common stock during any period when it is deferring interest on its junior subordinated debentures. Based on the dividend paid October 17, 2008, the Company’s estimated annual dividends to the common shareholders are approximately $1.1 million. During the nine months ended September 30, 2008, the Company received $15.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon adequate cash holdings, which are driven by the results of operations, financial condition and cash requirements of the Company, and the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic had an accumulated deficit for 2006 and 2007, BankAtlantic is required to obtain OTS approval prior to the payment of dividends to the Company. While the OTS has approved dividends to date, there is no assurance that the OTS would approve future capital distribution requests from BankAtlantic. During the 2008 third quarter the Company contributed $10 million to BankAtlantic and received a $5 million dividend from BankAtlantic. In light of the current economic and financial market conditions impacting BankAtlantic and the contributions of capital by the Parent Company to BankAtlantic, it is not anticipated that BankAtlantic will seek approval from the OTS or seek to pay dividends to the Company in the near term.
     The Company has the following cash and investments that provide a source for potential liquidity based on values at September 30, 2008; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments (see Note 2 to the “Notes to Consolidated Financial Statements — Unaudited” for a discussion of fair value measurements).

	As of September 30, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$41,031	—	—	41,031
Equity securities	5,010	—	1,318	3,692
Private investment securities	2,036	776	—	2,812

Total	$48,077	776	1,318	47,535

     The $84.4 million of loans held by a wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans, sales of interests in the subsidiary or other alternatives.

Financial Services
(BankAtlantic Bancorp)
     The sale of Ryan Beck to Stifel closed on February 28, 2007 and the sales agreement provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the closing up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the closing. The Company received $1.7 million during the first quarter of 2008 in earn-out payments paid in 55,016 shares of Stifel common stock representing payment for the first year of the investment banking contingent earn-out. During the third quarter of 2008, the Company and Stifel entered into an amendment to the merger agreement whereby Stifel agreed to prepay $10 million of the Ryan Beck private client group earn-out payment for a discounted payment of $9.6 million. The Company received 233,500 shares of Stifel common stock in consideration for the $9.6 million advance earn-out payment. The Stifel shares received for earn-out contingent payments were sold during the 2008 third quarter for a total of $9.6 million in cash proceeds. The remaining potential contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck. There is no assurance that we will receive any additional earn-out payments.
     In October 2008, the U.S. Treasury announced the Capital Purchase Program (“CPP” or “Program”) to invest capital into U.S. financial institutions pursuant to which institutions may issue senior preferred stock to the Treasury and receive proceeds of up to 3 percent of risk-weighted assets. The Program requires that in conjunction with the issuance of senior preferred shares, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the investment in senior preferred stock with the exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. Financial institutions that participate will be subject to certain restrictions and covenants as may be required by the Treasury. The Treasury program, by its terms, requires access to the Program through the top tier holding company that is considered a Qualifying Financial Institution. While BankAtlantic Bancorp believes that it is eligible to participate in the CPP, BFC Financial Corporation (“BFC”), which owns shares representing a majority of the voting power of the Company’s common stock, may be deemed to be the appropriate applicant by the Treasury for purposes of participation. BFC’s participation in the CPP would require contribution of the proceeds received through the Program to the Company and BankAtlantic on terms acceptable to both the Company and BFC. There is no assurance that BFC, the Company or BankAtlantic will participate in the Treasury’s Program or of the amount of any such participation.
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
     In October 2008, the FDIC announced a Liquidity Guarantee Program. Under this program, certain newly issued senior unsecured debt issued on or before June 30, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. This includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to the period ending June 30, 2012, even if the maturity exceeds that date. The program may provide BankAtlantic with additional liquidity as certain new borrowings may be guaranteed by the FDIC. The FDIC also announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts, regardless of dollar amount. This new, temporary guarantee will expire at the end of 2009. BankAtlantic does not currently plan to “opt-out” of the additional coverage on qualifying borrowings and non-interest bearing deposits. As a result, BankAtlantic may be assessed a 75-basis point fee on new covered borrowings, and a 10-basis point surcharge for non-interest bearing deposit transaction balances exceeding the previously insured amount.

Financial Services
(BankAtlantic Bancorp)
     In October 2008, the FDIC adopted a restoration plan that would increase the rates banks pay for deposit insurance. Under the restoration plan, the assessment rate schedule would be raised uniformly by 7 basis points beginning on January 1, 2009 and beginning with the second quarter of 2009, changes would be made to the assessment rate to increase assessments on riskier institutions. Although we have not been notified of our assessment rate increase, a 7 basis point assessment rate increase would result in $2.8 million of additional FDIC assessment premiums for BankAtlantic based on deposits as of September 30, 2008.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Sources of credit in the capital markets have tightened significantly, demand for mortgage loans in the secondary market has decreased, securities and debt ratings have been downgraded and a number of institutions have defaulted on their debt. These market disruptions have made it more difficult for financial institutions to borrow money. In addition, in April 2008, the FHLB of Atlanta notified its member financial institutions that it will increase the discount it applies to residential first mortgage collateral, thereby decreasing the total amount that BankAtlantic and others may borrow from the FHLB. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions, including charge-offs of loans, impairments of securities, debt-rating downgrades and defaults may continue and may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position.
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.5 billion as of September 30, 2008. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s available borrowings under this line of credit were approximately $219 million at September 30, 2008. An additional source of liquidity for BankAtlantic is its securities portfolio. As of September 30, 2008, BankAtlantic had $533 million of un-pledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic has established lines of credit for up to $50 million with other banks to purchase federal funds of which no amounts were outstanding as of September 30, 2008. Additionally, BankAtlantic had federal funds sold of $29.9 million and total cash on hand of $197.0 million as of September 30, 2008. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at September 30, 2008 BankAtlantic had $50.0 million of short-term borrowings outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity. At September 30, 2008, BankAtlantic had $154.2 million of brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at September 30, 2008 were $46.3 million and $0, respectively, compared to $203.6 million and $30.2 million, respectively, at September 30, 2007. At September 30, 2008, total loan commitments represented approximately 1.05% of net loans receivable.
     At September 30, 2008, BankAtlantic had investments and mortgage-backed securities of approximately $55.9 million pledged to secure securities sold under agreements to repurchase, $147.5 million pledged to secure public deposits and $50.2 million pledged to secure treasury tax and loan accounts.
     At September 30, 2008, BankAtlantic exceeded all applicable liquidity and “well capitalized” regulatory capital requirements.

Financial Services
(BankAtlantic Bancorp)
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At September 30, 2008:
Total risk-based capital	$485,983	11.75%	8.00%	10.00%
Tier 1 risk-based capital	411,665	9.95	4.00	6.00
Tangible capital	411,665	6.89	1.50	1.50
Core capital	411,665	6.89	4.00	5.00

At December 31, 2007:
Total risk-based capital	$495,668	11.63%	8.00%	10.00%
Tier 1 risk-based capital	420,063	9.85	4.00	6.00
Tangible capital	420,063	6.94	1.50	1.50
Core capital	420,063	6.94	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007.
Off Balance Sheet Arrangements — Contractual Obligations as of September 30, 2008 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$1,235,936	1,117,952	77,420	40,564	—
Long-term debt	320,293	—	—	22,000	298,293
Advances from FHLB (1)	1,468,000	910,000	558,000	—	—
Operating lease obligations held for sublease	44,388	2,248	5,591	3,563	32,986
Operating lease obligations held for use	70,050	7,796	17,037	7,483	37,734
Pension obligation	15,041	983	2,588	2,873	8,597
Other obligations	19,850	2,750	5,900	6,400	4,800

Total contractual cash obligations	$3,173,558	2,041,729	666,536	82,883	382,410

(1)	Payments due by period are based on contractual maturities.

(2)	The above table excludes interest payments on interest bearing liabilities.

Real Estate Development
(Woodbridge)
Real Estate Development
     The Real Estate Development activities of BFC are comprised of the operations of Woodbridge Holdings Corporation and its subsidiaries. Woodbridge in 2008 presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Woodbridge. Woodbridge is a separate public company and its management prepared the following discussion regarding Woodbridge which was included in Woodbridge’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Real Estate Development” are references to Woodbridge Holdings Corporation and its subsidiaries, and are not references to BFC Financial Corporation.
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our” or the “Company”) (formerly Levitt Corporation) and its wholly-owned subsidiaries as of and for the three and nine months ended September 30, 2008 and 2007. We currently engage in business activities through our Land Division, which consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), and through our Other Operations segment, which includes the parent company operations of Woodbridge (“Parent Company”), an equity investment in Bluegreen Corporation (“Bluegreen” NYSE:BXG), investments in Pizza Fusion Holdings, Inc. (“Pizza Fusion”) and Office Depot, Inc. (“Office Depot”), the operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engages in homebuilding activities and is developing a community in South Carolina, and other investments through Cypress Creek Capital Holdings, Inc. and other subsidiaries and joint ventures. During the three and nine months ended September 30, 2007, we also engaged in homebuilding activities through our wholly-owned subsidiary, Levitt and Sons, LLC (“Levitt and Sons”). As previously described, Levitt and Sons and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) on November 9, 2007. In connection with the Chapter 11 Cases, the operations of Levitt and Sons were deconsolidated from our results of operations as of November 9, 2007.
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
     Bluegreen, a New York Stock Exchange-listed company in which we own approximately 9.5 million shares of common stock, representing 31% of Bluegreen’s outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land.
     Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in Part II, Item 1A of this report and the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the industries in which we operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including:
•	the impact of economic, competitive and other factors affecting the Company and its operations;

•	the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins;

Real Estate Development
(Woodbridge)
•	the risk that the value of the property held by Core Communities and Carolina Oak may decline, including as a result of a sustained downturn in the residential real estate and homebuilding industries;

•	the impact of market conditions for commercial property and the extent to which the factors negatively impacting the homebuilding and residential real estate industries will impact the market for commercial property;

•	the risk that the recent downturn in the credit markets may adversely affect Core’s commercial leasing projects, including due to the impact it may have on the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy rates as well as the value of Core’s commercial properties;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;

•	continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges;

•	the effects of increases in interest rates on us and the availability and cost of credit to buyers of our inventory;

•	the impact of the problems in financial and credit markets on our ability and the ability of buyers of our inventory to obtain financing on acceptable terms, if at all;

•	accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements;

•	the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	the risk that Woodbridge may be required to adjust the carrying value of its investment in Office Depot and incur impairment charges relating to this investment in future periods if the trading price of Office Depot’s common stock does not increase from current levels and the risk that Woodbridge may be required to record a further other-than-temporary impairment charge relating to its investment in Bluegreen in the future;

•	the Company’s ability to access additional capital on acceptable terms, if at all;

•	the risks and uncertainties inherent in bankruptcy proceedings and the inability to predict the effect of Levitt and Sons’ liquidation process on Woodbridge, as well as the potential impact of the assertion of claims against Woodbridge in connection with these proceedings, its results of operations and financial condition;

•	equity risks associated with a decline in the trading prices of the equity securities owned by Woodbridge;

•	the risk that creditors of Levitt and Sons may be successful in asserting claims against Woodbridge;

•	the risks relating to the Settlement Agreement and the amendment to the Settlement Agreement, including, without limitation, that the conditions to consummation of the Settlement Agreement, as amended, will not be met, that the Settlement Agreement, as amended, will not be approved by the Bankruptcy Court when expected, or at all, and that, in the event the Settlement Agreement, as amended, is approved by the Bankruptcy Court, such approval will be appealed;

•	the risk that the announced acquisition by a third party of Bluegreen will not be consummated on the terms proposed, or at all;

•	the risks related to the Company’s ability to comply with the continued listing requirements of the New York Stock Exchange;

•	the risks associated with the businesses in which the Company holds investments;

•	the Company’s success in pursuing strategic alternatives that could enhance liquidity; and

•	the Company’s success at managing the risks involved in the foregoing.
     Many of these factors are beyond the Company’s control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
     We continue to focus on managing our real estate holdings during this challenging period for the real estate industry and on our efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels and compensation with these objectives. We intend to pursue opportunistic acquisitions and investments in diverse industries, using a combination of our cash and third party equity and

Real Estate Development
(Woodbridge)
debt financing. Our business strategy may result in acquisitions and investments both within and outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage and capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses or majority or minority, non-controlling interests in companies. Under this business model, we may not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. Net investment gains and other income will be based primarily on our strategic initiatives, the success of our investments and overall market conditions.
     Our operations have historically been concentrated in the real estate industry which is cyclical in nature, and our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops, constructs and leases income producing commercial real estate. In addition, our Other Operations segment consists of an equity investment in Bluegreen, a NYSE-listed company in which we own approximately 31% of its outstanding common stock and investments in Pizza Fusion, a private company in which we made a $3.0 million investment in the third quarter of 2008 and own approximately 41% of the outstanding stock, and Office Depot, a NYSE- listed company in which we own less than 1% of its outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Our Other Operations segment also includes limited homebuilding activities in Tradition Hilton Head through our subsidiary, Carolina Oak, which is developing a community known as Magnolia Walk. The results of operations and financial condition of Carolina Oak as of and for the three and nine month periods ended September 30, 2008 are included in the Other Operations segment.
     We are also exploring strategic initiatives that could enhance liquidity. These include alternatives to monetize a portion of our interests in certain of Core’s assets, including through possible joint ventures or other strategic relationships.
Financial and Non-Financial Metrics
     We evaluate our performance and prospects using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance included revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), results from continuing operations and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue. In evaluating our future prospects, management considers non-financial information, such as acres in backlog (which we measure as land subject to an executed sales contract) and the aggregate value of those contracts. Additionally, we monitor the number of properties remaining in inventory and under contract to be purchased relative to our sales and development trends. Our ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating our future prospects, as are general economic factors and interest rate trends. Each of the above metrics is discussed in the following sections as it relates to our operating results, financial position and liquidity. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Land Division Overview
     Our Land Division entered 2008 with two active projects, Tradition, Florida and Tradition Hilton Head. We are continuing our development and sales activities in both of these projects. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,800 net saleable acres remaining in inventory with 2 acres subject to sales contracts as of September 30, 2008. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 166 acres have been sold to date. Approximately 2,800 net saleable acres are remaining at Tradition Hilton Head, with 15 acres subject to sales contracts as of September 30, 2008. Acres sold to date in Tradition Hilton Head include the intercompany sale of 150 acres owned and being developed by Carolina Oak.

Real Estate Development
(Woodbridge)
     We plan to continue to focus on our Land Division’s commercial operations through sales to developers and the internal development of certain projects for leasing to third parties. Core is currently pursuing the sale of two of its commercial leasing projects. Conditions in the commercial real estate market have deteriorated and financing is not as readily available in the current market, which may adversely impact both our ability to complete sales and the profitability of any sales. Core continues to actively market two commercial projects which are available for immediate sale in their present condition. While management believes these projects will be sold by June 2009, there is no assurance that these sales will be completed in the timeframe expected by management or at all.
     In addition, the overall slowdown in the homebuilding market and recent disruptions in credit markets continue to have a negative effect on demand for residential land in our Land Division which historically was partially mitigated by increased commercial leasing revenue. Traffic at the Tradition, Florida information center remains slow, reflecting the overall state of the Florida homebuilding market.
Other Operations Overview
     Bluegreen, a New York Stock Exchange-listed company in which we own approximately 9.5 million shares of common stock, representing 31% of Bluegreen’s outstanding common stock, is engaged in the acquisition, development, marketing and sale of vacation ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. On July 21, 2008, Bluegreen announced that it had entered into a non-binding letter of intent for the sale to a third party of 100% of Bluegreen’s outstanding common stock for $15 per share. The letter of intent provided for a due diligence and exclusivity period through September 15, 2008. This due diligence and exclusivity period was subsequently extended through November 15, 2008. There can be no assurance that the transaction will be consummated on the proposed terms, if at all, particularly given to the recent deterioration in the credit markets, which would negatively impact the ability of a purchaser to obtain financing necessary to complete the transaction. Based on, among other factors, the fact that the value of our investment in Bluegreen carried on our financial statement as of September 30, 2008 in Bluegreen exceeded the trading value (calculated based upon the $6.91 closing price of Bluegreen’s common stock on the New York Stock Exchange on September 30, 2008) of the shares of Bluegreen’s common stock owned by us at that date, we performed an impairment analysis as of September 30, 2008 and determined that there was an other-than-temporary impairment associated with our investment in Bluegreen. Accordingly, we recorded an impairment charge of $53.6 million and adjusted the carrying value of our investment in Bluegreen by that amount as of September 30, 2008. On November 5, 2008, the closing price of Bluegreen’s common stock was $5.15 per share.
     During March 2008, the Company, together with Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership wholly-owned by the Company, purchased 3,000,200 shares of Office Depot common stock, which represented approximately one percent of Office Depot’s outstanding stock. These Office Depot shares were acquired at an average price of $11.33 per share for an aggregate purchase price of approximately $34.0 million. During June 2008, the Company sold 1,565,200 shares of Office Depot common stock at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million. As of September 30, 2008, the Company owned 1,435,000 shares of Office Depot common stock with a fair market value at that date of $8.4 million calculated based upon the $5.82 per share closing price of Office Depot’s common stock on the New York Stock Exchange. On November 5, 2008, the closing price of Office Depot’s common stock on the New York Stock Exchange was $2.89 per share.
     On September 18, 2008, the Company, indirectly through its wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to an additional 1,500,000 shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The Company also has options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share and, upon exercise of such options, will receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a 10 year term, subject to earlier termination under certain circumstances.
     Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries. Founded in 2006, Pizza Fusion is currently operating 8 locations in Florida and California and has entered into franchise agreements to open an additional 21 stores over the remainder of 2008 and 2009.

Real Estate Development
(Woodbridge)
     In 2007, Woodbridge acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC), for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. As of September 30, 2008, Carolina Oak had 5 completed units and 1 unit in backlog. Carolina Oak has an additional 91 lots that are available for home construction. We will make a determination as to whether to continue to build the remainder of the community, which is planned to consist of approximately 403 additional units, based on our ability to sell the existing units of the project and after considering current real estate and credit market conditions.
     In 2007, our Other Operations segment also consisted of Levitt Commercial, LLC (“Levitt Commercial”), which specialized in the development of industrial properties. In 2007, Levitt Commercial ceased development activities after it sold all of its remaining units.
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

Real Estate Development
(Woodbridge)
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$10,522	122,824	(112,302)	13,071	389,486	(376,415)
Other revenues	762	1,449	(687)	2,318	5,063	(2,745)

Total revenues	11,284	124,273	(112,989)	15,389	394,549	(379,160)

Costs and expenses
Cost of sales of real estate	7,015	275,340	(268,325)	8,801	559,842	(551,041)
Selling, general and administrative expenses	11,423	31,556	(20,133)	35,937	96,887	(60,950)
Interest expense	1,785	—	1,785	6,650	—	6,650
Other expenses	—	1,112	(1,112)	—	2,007	(2,007)

Total costs and expenses	20,223	308,008	(287,785)	51,388	658,736	(607,348)

Earnings from Bluegreen Corporation	2,241	4,418	(2,177)	3,978	7,519	(3,541)
Interest and other income	1,247	3,109	(1,862)	4,792	8,743	(3,951)
Impairment of investment in Bluegreen	(53,576)	—	(53,576)	(53,576)	—	(53,576)

Loss from continuing operations before income taxes	(59,027)	(176,208)	117,181	(80,805)	(247,925)	167,120
Benefit for income taxes	—	6,228	(6,228)	—	20,729	(20,729)

Loss from continuing operations	(59,027)	(169,980)	110,953	(80,805)	(227,196)	146,391
Discontinued operations:
Income from discontinued operations, net of tax	3,024	812	2,212	5,429	917	4,512

Net loss	$(56,003)	(169,168)	113,165	(75,376)	(226,279)	150,903

For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Consolidated net loss in the third quarter of 2008 was $56.0 million, compared to $169.2 million in the same period in 2007, representing a decrease of $113.2 million, or 66.9%. During the third quarter of 2008, we recorded an other-than-temporary impairment charge of $53.6 million in the Other Operations segment relating to our investment in Bluegreen, compared to impairment charges of $163.6 million related to Levitt and Sons’ inventory of real estate recorded in the third quarter of 2007. Levitt and Sons incurred a net loss of $161.7 million in the third quarter of 2007, which represented 95.6% of our consolidated net loss for that period. As previously disclosed, Woodbridge deconsolidated Levitt and Sons from its statements of financial condition and results of operations as of November 9, 2007. Excluding the results of Levitt and Sons, the net loss increased by $48.5 million, mainly due to the $53.6 million other-than-temporary impairment charge related to our investment in Bluegreen, higher interest expense, lower earnings from Bluegreen and decreased benefit for income taxes in the third quarter of 2008 compared to the same period in 2007. This increase was partially offset by higher sales of real estate and higher income from discontinued operations in the Land Division in the third quarter of 2008 compared to the same period in 2007. In addition, there were no impairment charges related to capitalized interest in the Other Operations segment in the third quarter of 2008 compared to $9.3 million in the same period in 2007.
     Our revenues from sales of real estate in the third quarter of 2008 were $10.5 million, compared to $122.8 million in the same period in 2007, representing a decrease of $112.3 million, or 91.4%. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Revenues from sales of real estate in the third quarter of 2008 in the Land Division increased to $8.5 million as a result of the sale of approximately 31 acres, from $757,000 in the same period in 2007 reflecting the sale of approximately 1 acre. In Other Operations, revenues from sales of real estate in the third quarter of 2008 were $1.8 million reflecting the delivery of 6 units in Carolina Oak. There were no comparable sales in Other Operations in the third quarter of 2007.
     Other revenues in the third quarter of 2008 were $762,000, compared to $1.4 million in the same period in 2007, representing a decrease of $687,000, or 47.4%. Other revenues decreased as title and mortgage operations revenues associated with Levitt and Sons were not included in the consolidated results of operations in the third quarter of 2008. In addition, there was decreased marketing income associated with Tradition, Florida.

Real Estate Development
(Woodbridge)
     Cost of sales decreased to $7.0 million in the third quarter of 2008, as compared to $8.1 million (excluding cost of sales associated with Levitt and Sons) in the same 2007 period. The decrease was mainly due to the fact that no impairment charges related to capitalized interest were recorded in the Other Operations segment in the third quarter of 2008, whereas $9.3 million in impairment charges related to capitalized interest were recorded in the third quarter of 2007. The absence of impairment charges related to capitalized interest was offset in part by an increase in cost of sales in the Land Division as we sold approximately 31 acres in the third quarter of 2008, compared to approximately 1 acre sold in the same period in 2007. We also delivered 6 homes in Carolina Oak in the third quarter of 2008 as compared to no homes delivered in Carolina Oak in the same 2007 period.
     Selling, general and administrative expenses in the third quarter of 2008 were $11.4 million, compared to $31.6 million in the same period in 2007, representing a decrease of $20.1 million, or 63.8%. This decrease was primarily related to the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons in the third quarter of 2007 were $20.8 million. Consolidated selling, general and administrative expenses, excluding those attributable to Levitt and Sons, were $11.4 million in the third quarter of 2008, compared to $10.8 million in the same period in 2007, representing an increase of $671,000, or 6.2%. The increase was mainly due to increased other administrative expenses associated with marketing activities in South Carolina, higher expenses in the Land Division related to the support of the community and commercial associations in our master-planned communities and higher incentives expense in the Other Operations segment. Additionally, we incurred severance expenses related to the reductions in force associated with the Chapter 11 Cases. The above increases were offset in part by lower professional fees and decreased employee compensation and benefits expense reflecting a lower associate headcount in the third quarter of 2008 compared to the same period in 2007 as a result of reductions to align staffing levels with our current operations. The number of employees decreased to 83 employees at September 30, 2008, from 398 employees at September 30, 2007.
     Interest expense is interest incurred minus interest capitalized. Interest incurred totaled $4.4 million in the third quarter of 2008 and $13.0 million in the same period in 2007. While all interest was capitalized during the 2007 period, only $2.7 million was capitalized in the third quarter of 2008. This resulted in interest expense of $1.8 million in the third quarter of 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of assets which qualified for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate in the quarters ended September 30, 2008 and 2007 included previously capitalized interest of approximately $281,000 and $7.6 million, respectively.
     Other expenses in the third quarter of 2007 were $1.1 million and consisted of mortgage operations expenses associated with Levitt and Sons and the expensing of certain leasehold improvements in the Other Operations segment. These expenses were not incurred in the third quarter of 2008.
     Bluegreen reported net income of $6.8 million in the third quarter of 2008, as compared to net income of $14.0 million in the same period in 2007. Our interest in Bluegreen’s earnings was $2.2 million in the third quarter of 2008 compared to $4.4 million in the same period in 2007. The 9.5 million shares of Bluegreen that we own represented approximately 31% of the outstanding shares of Bluegreen at each of September 30, 2008 and 2007. The Company performed an impairment analysis of its investment in Bluegreen as of September 30, 2008. Based on the analysis performed, the Company recorded an other-than-temporary impairment charge of $53.6 million and adjusted the carrying value of its investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million.
     Interest and other income in the third quarter of 2008 was $1.2 million, compared to $3.1 million in the same period in 2007, representing a decrease of $1.9 million, or 59.9%. This decrease was related to a $1.9 million decrease in forfeited deposits due to the deconsolidation of Levitt and Sons at November 9, 2007, partially offset by an increase in forfeited deposits in the Land Division of $371,000 and an increase in interest income based on higher cash balances at the Parent Company in the third quarter of 2008 reflecting the proceeds from the October 2007 rights offering, which in turn was offset in part by lower average interest rates.

Real Estate Development
(Woodbridge)
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the third quarter of 2007 was 3.5%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     Income from discontinued operations, which relates to two commercial leasing projects at Core Communities, increased to $3.0 million in the third quarter of 2008 from $812,000 in the same period in 2007. The increase was mainly due to the sale of three ground lease parcels in the third quarter of 2008 which resulted in a $2.5 million gain on sale of real estate assets accounted for as discontinued operations.
For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Consolidated net loss in the nine months ended September 30, 2008 was $75.4 million, compared to $226.3 million in the same period in 2007, representing a decrease of $150.9 million, or 66.7%. During the nine months ended September 30, 2008, we recorded an impairment charge of $53.6 million in the Other Operations segment related to our investment in Bluegreen, compared to impairment charges of $226.9 million related to Levitt and Sons’ inventory of real estate recorded in the nine months ended September 30, 2007. Levitt and Sons incurred a net loss of $209.7 million in the nine months ended September 30, 2007, which represented 92.7% of our consolidated net loss during that period. Excluding the results of Levitt and Sons, the net loss increased by $58.8 million, mainly due to the $53.6 million other-than-temporary impairment charge related to our investment in Bluegreen, higher selling, general and administrative expenses, higher interest expense, lower earnings from Bluegreen and decreased benefit for income taxes in the nine months ended September 30, 2008 compared to the same period in 2007. This increase was partially offset by higher sales of real estate, a gain on sale of equity securities and higher income from discontinued operations in the Land Division as well as lower cost of sales of real estate in the Other Operations segment. The decrease in cost of sales of real estate in Other Operations mainly resulted from the $9.3 million impairment charge related to capitalized interest which was recorded during the nine months ended September 30, 2007, while no impairment charges related to capitalized interest were recorded during the same 2008 period.
     Our revenues from sales of real estate in the nine months ended September 30, 2008 were $13.1 million, compared to $389.5 million in the same period in 2007, representing a decrease of $376.4 million, or 96.6%. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007. Revenues from sales of real estate for the nine months ended September 30, 2008 in the Land Division increased to $10.3 million as a result of the sale of approximately 34 acres, from $3.5 million in the same period in 2007 reflecting the sale of approximately 2 acres. In Other Operations, revenues from sales of real estate for the nine months ended September 30, 2008 were $2.5 million reflecting the delivery of 8 units in Carolina Oak and for the same period in 2007 were $6.6 million relating to Levitt Commercial’s delivery of its remaining inventory of 17 warehouse units.
     Other revenues in the nine months ended September 30, 2008 were $2.3 million, compared to $5.1 million in the same period in 2007, representing a decrease of $2.7 million, or 54.2%. Other revenues decreased as title and mortgage operations revenues associated with Levitt and Sons were not included in the consolidated results for the nine months ended September 30, 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
     Cost of sales decreased to $8.8 million during the nine months ended September 30, 2008, as compared to $14.0 million (excluding cost of sales associated with Levitt and Sons) in the same 2007 period. This decrease was mainly due to the fact that no impairment charges related to capitalized interest were recorded in the Other Operations segment for the nine months ended September 30, 2008, whereas $9.3 million in impairment charges related to capitalized interest were recorded for the nine months ended September 30, 2007. The absence of impairment charges related to capitalized interest was offset in part by an increase in cost of sales in the Land Division as we sold approximately 34 acres in the nine months ended September 30, 2008, compared to approximately 2 acres sold in the same period in 2007. Additionally, we delivered 8 homes in Carolina Oak in the nine months ended September 30, 2008, as compared to 17 warehouse units delivered in Levitt Commercial in the same 2007 period. There were no home deliveries in Carolina Oak in the 2007 period.

Real Estate Development
(Woodbridge)
     Selling, general and administrative expenses in the nine months ended September 30, 2008 were $35.9 million, compared to $96.9 million in the same period in 2007, representing a decrease of $61.0 million, or 62.9%. This decrease was primarily related to the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons for the nine months ended September 30, 2007 were $63.8 million. Consolidated selling, general and administrative expenses excluding those attributable to Levitt and Sons were $35.9 million in the nine months ended September 30, 2008, compared to $33.1 million in the same period in 2007, representing an increase of $2.8 million, or 8.5%. The increase was due to higher professional fees associated with our investments in equity securities as well as higher expenses in the Land Division related to the support of community and commercial associations in our master-planned communities and increased other administrative expenses associated with marketing activities in South Carolina. Additionally, we incurred severance expenses related to the reductions in force associated with the Chapter 11 Cases and higher insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs. The above increases were offset in part by decreased employee compensation, benefits and incentives expense reflecting a lower associate headcount in the nine months ended September 30, 2008 compared to the same period in 2007 as a result of reductions to align staffing levels with our current operations. The number of employees decreased to 83 employees at September 30, 2008, from 398 employees at September 30, 2007.
     Interest incurred totaled $14.1 million for the nine months ended September 30, 2008 and $38.2 million for the same period in 2007. While all interest was capitalized during the 2007 period, only $7.4 million was capitalized in the nine months ended September 30, 2008. This resulted in interest expense of $6.7 million for the nine months ended September 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of assets which qualified for interest capitalization. Interest incurred was lower due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the nine months ended September 30, 2008 and 2007 included previously capitalized interest of approximately $325,000 and $17.6 million, respectively.
     Other expenses for the nine months ended September 30, 2007 were $2.0 million and consisted of mortgage operations expenses associated with Levitt and Sons and the expensing of certain leasehold improvements in the Other Operations segment. These expenses were not incurred in the nine months ended September 30, 2008.
     Bluegreen reported net income for the nine months ended September 30, 2008 of $11.7 million, as compared to net income of $23.4 million for the same period in 2007. Our interest in Bluegreen’s earnings was $4.0 million for the nine months ended September 30, 2008 compared to $7.5 million for the same period in 2007. The Company performed an impairment analysis of its investment in Bluegreen as of September 30, 2008. Based on the analysis performed, the Company recorded an other-than-temporary impairment charge of $53.6 million and adjusted the carrying value of its investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million.
     Interest and other income in the nine months ended September 30, 2008 was $4.8 million, compared to $8.7 million in the same period in 2007, representing a decrease of $4.0 million, or 45.2%. This decrease was related to a $5.8 million decrease in forfeited deposits due to the deconsolidation of Levitt and Sons at November 9, 2007, partially offset by an increase in forfeited deposits in the Land Division of $371,000 and a $1.2 million gain on sale of equity securities in the nine months ended September 30, 2008. Additionally, there was an increase in interest income of $765,000 based on higher cash balances at the Parent Company in the nine months ended September 30, 2008 reflecting the proceeds from the October 2007 rights offering, which in turn was offset in part by lower average interest rates.
     The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2008. The effective tax rate used for the nine months ended September 30, 2007 was 8.4%. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset.
     Income from discontinued operations, which relates to two commercial leasing projects at Core Communities, increased to $5.4 million in the nine months ended September 30, 2008 from $917,000 in the same period in 2007. The increase was mainly due to the sale of three ground lease parcels which resulted in a $2.5 million gain on sale of real estate assets accounted for as discontinued operations and increased commercial lease activity as a result of the opening of the Landing at Tradition retail power center in late 2007.

Real Estate Development
(Woodbridge)
LAND DIVISION RESULTS OF OPERATIONS

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$8,450	757	7,693	10,315	3,451	6,864
Other revenues	486	711	(225)	1,532	2,494	(962)

Total revenues	8,936	1,468	7,468	11,847	5,945	5,902

Costs and expenses
Cost of sales of real estate	5,029	256	4,773	6,202	811	5,391
Selling, general and administrative expenses	5,078	4,152	926	14,864	11,421	3,443
Interest expense	40	829	(789)	1,213	1,851	(638)

Total costs and expenses	10,147	5,237	4,910	22,279	14,083	8,196

Interest and other income	961	1,354	(393)	2,517	3,414	(897)

Loss from continuing operations before income taxes	(250)	(2,415)	2,165	(7,915)	(4,724)	(3,191)
Benefit for income taxes	—	728	(728)	—	1,701	(1,701)

Loss from continuing operations	(250)	(1,687)	1,437	(7,915)	(3,023)	(4,892)
Discontinued operations:
Income from discontinued operations, net of tax	3,024	812	2,212	5,429	917	4,512

Net income (loss)	$2,774	(875)	3,649	(2,486)	(2,106)	(380)

Acres sold (a)	36	1	35	39	2	37
Margin percentage (b)	40.5%	66.2%	(25.7)%	39.9%	76.5%	(36.6)%
Unsold saleable acres (c)	6,641	6,717	(76)	6,641	6,717	(76)
Acres subject to sales contracts — third parties	17	291	(274)	17	291	(274)
Aggregate sales price of acres subject to sales contracts to third parties	$1,879	92,451	(90,572)	1,879	92,451	(90,572)

(a)	Includes 5 acres sold in the third quarter of 2008 related to assets held for sale.

(b)	Sales of real estate and margin percentage include lot sales, revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods. Excludes margin percentage related to assets held for sale, which was 42.8% for the three and nine months ended September 30, 2008.

(c)	Includes approximately 48 acres related to assets held for sale as of September 30, 2008.
     Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between 40.0% and 60.0% on Land Division sales, margins on land sales are likely to be below that level given the downturn in the real estate markets and the significant decrease in demand. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the parcel’s location and size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of the land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and property tax costs capitalized during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If the real estate markets deteriorate further, there is no assurance that we will be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.

Real Estate Development
(Woodbridge)
     The value of acres subject to third party sales contracts decreased from $92.5 million at September 30, 2007 to $1.9 million at September 30, 2008. This backlog consists of executed contracts and may, to a limited extent, provide an indication of potential future sales activity and value per acre. However, the backlog is not an exclusive indicator of future sales activity. Some sales involve contracts executed and closed in the same quarter and therefore will not appear in the backlog. In addition, executed contracts in the backlog are subject to cancellation.
     For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Revenues from sales of real estate increased to $8.5 million in the third quarter of 2008, from $757,000 in the same period in 2007. This increase was due to the sale of approximately 31 acres in the third quarter of 2008, generating revenues of approximately $7.8 million, net of deferred revenue, compared to the sale of approximately 1 acre generating revenues of $306,000, net of deferred revenue, in the same period in 2007. Revenues from sales of real estate in the quarters ended September 30, 2008 and 2007 also included “look back” provisions of $55,000 and $177,000, respectively, as well as recognition of deferred revenue totaling $644,000 and $274,000, respectively. “Look back” revenue relates to incremental revenue received from homebuilders and is based on the final sales price to the homebuilder’s customer. Inter-segment revenue of $156,000 was eliminated in consolidation in the third quarter of 2007. There was no inter-segment revenue in the same 2008 period.
     Other revenues in the third quarter of 2008 were $486,000, compared to $711,000 in the same period in 2007, representing a decrease of $225,000, or 31.7%. This decrease was primarily due to decreased marketing income associated with Tradition, Florida.
     Cost of sales increased to $5.0 million in the third quarter of 2008, from $256,000 in the same 2007 period. Cost of sales in the third quarter of 2008 represented the costs associated with the sale of approximately 31 acres of land compared to the costs associated with the sale of approximately 1 acre in the same period in 2007.
     Selling, general and administrative expenses in the third quarter of 2008 were $5.1 million, compared to $4.2 million in the same period in 2007, representing an increase of $926,000, or 22.3%. This increase was primarily due to higher other administrative expenses associated with increased marketing activities in Tradition Hilton Head, higher expenses associated with our support of the community and commercial associations in our master-planned communities and increased fees for professional services. These increases were partly offset by lower compensation and benefits expense.
     Interest incurred in the quarters ended September 30, 2008 and 2007 was $1.9 million and $2.8 million, respectively, while interest capitalized in the same periods in 2008 and 2007 totaled $1.8 million and $2.0 million, respectively. This resulted in interest expense of $40,000 in the third quarter of 2008, compared to $829,000 in the same 2007 period. The interest expense in the third quarter of 2007 was attributable to an intercompany loan with the Parent Company from funds borrowed by Core. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated in consolidation. Interest incurred was lower due to decreases in the average interest rates on our notes and mortgage notes payable. Cost of sales of real estate in the third quarter of 2008 included approximately $83,000 of previously capitalized interest while cost of sales of real estate in the same period in 2007 did not include any significant amount of previously capitalized interest.
     Interest and other income decreased to $961,000 in the third quarter of 2008 from $1.4 million in the same period in 2007. The decrease was primarily due to lower intercompany interest income related to the intercompany loan mentioned above, partially offset by higher forfeited deposits and higher interest income attributable to higher invested cash balances during the third quarter of 2008.
     Income from discontinued operations, which relates to the income generated by two of Core’s commercial leasing projects which were held for sale as of September 30, 2008, increased to $3.0 million in the third quarter of 2008 from $812,000 in the same period of 2007. The increase was mainly due to the sale of three ground lease parcels in the third quarter 2008 which resulted in a $2.5 million gain on sale of real estate assets accounted for as discontinued operations.

Real Estate Development
(Woodbridge)
For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Revenues from sales of real estate increased to $10.3 million during the nine months ended September 30, 2008, from $3.5 million during the same period in 2007. This increase was due to the sale of approximately 34 acres in the nine months ended September 30, 2008, generating revenues of approximately $8.7 million, net of deferred revenue, compared to the sale of approximately 2 acres generating revenues of $734,000, net of deferred revenue, in the same period in 2007. Revenues from sales of real estate for the nine months ended September 30, 2008 and 2007 also included “look back” provisions of $145,000 and $1.4 million, respectively, as well as recognition of deferred revenue totaling $1.4 million and $1.3 million, respectively. Inter-segment revenue of $584,000 was eliminated in consolidation during the nine months ended September 30, 2007. There was no inter-segment revenue in the same 2008 period.
     Other revenues in the nine months ended September 30, 2008 were $1.5 million, compared to $2.5 million in the same period in 2007, representing a decrease of $962,000, or 38.6%. This decrease was primarily due to decreased marketing income associated with Tradition, Florida.
     Cost of sales increased to $6.2 million during the nine months ended September 30, 2008, from $811,000 for the same 2007 period. Cost of sales for the nine months ended September 30, 2008 represents the costs associated with the sale of approximately 34 acres of land compared to the costs associated with the sale of approximately 2 acres in the same period in 2007.
     Selling, general and administrative expenses in the nine months ended September 30, 2008 were $14.9 million, compared to $11.4 million in the same period in 2007, representing an increase of $3.4 million, or 30.2%. This increase was primarily due to higher other administrative expenses associated with increased marketing activities in Tradition Hilton Head, increased fees for professional services, higher repairs and maintenance expenses related to damages from tropical storms and higher depreciation expense associated with the South Carolina irrigation facility placed in service in 2008. Additionally, there were increased expenses associated with our support of the community and commercial associations in our master-planned communities and higher property tax expense due to less acreage in active development in the nine months ended September 30, 2008 compared to the same period in 2007.
     Interest incurred for the nine months ended September 30, 2008 and 2007 was $6.2 million and $7.6 million, respectively, while interest capitalized for the same periods in 2008 and 2007 totaled $5.0 million and $5.7 million, respectively. This resulted in interest expense of $1.2 million for the nine months ended September 30, 2008, compared to $1.9 million in the same 2007 period. The interest expense in the nine months ended September 30, 2008 of approximately $1.2 million related to approximately $1.1 million of interest expense associated with the intercompany loan mentioned above, compared to interest expense of approximately $1.9 million in the same period in 2007 related to the same intercompany loan. Interest incurred was lower due to decreases in the average interest rates on our notes and mortgage notes payable. Cost of sales of real estate for the nine months ended September 30, 2008 included approximately $83,000 of previously capitalized interest while cost of sales of real estate for the nine months ended September 30, 2007 did not include any significant amount of previously capitalized interest.
     Interest and other income decreased to $2.5 million in the nine months ended September 30, 2008 from $3.4 million for the nine months ended September 30, 2007. The decrease was primarily due to lower intercompany interest income related to the intercompany loan mentioned above, partially offset by higher forfeited deposits in the 2008 period.
     Income from discontinued operations, which relates to the income generated by two of Core’s commercial leasing projects which were held for sale as of September 30, 2008, increased to $5.4 million in the nine months ended September 30, 2008 from $917,000 in the same period of 2007. The increase was mainly due to the sale of three ground lease parcels which resulted in a $2.5 million gain on sale of real estate assets accounted for as discontinued operations and increased commercial lease activity as a result of the opening of the Landing at Tradition retail power center in late 2007.

Real Estate Development
(Woodbridge)
OTHER OPERATIONS RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
(In thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$1,847	—	1,847	2,482	6,574	(4,092)
Other revenues	276	258	18	786	693	93

Total revenues	2,123	258	1,865	3,268	7,267	(3,999)

Costs and expenses
Cost of sales of real estate	1,906	10,259	(8,353)	2,493	16,778	(14,285)
Selling, general and administrative expenses	6,496	6,776	(280)	21,243	21,940	(697)
Interest expense	1,745	—	1,745	6,522	—	6,522
Other expenses	—	536	(536)	—	536	(536)

Total costs and expenses	10,147	17,571	(7,424)	30,258	39,254	(8,996)

Earnings from Bluegreen Corporation	2,241	4,418	(2,177)	3,978	7,519	(3,541)
Interest and other income	470	285	185	3,544	933	2,611
Impairment of investment in Bluegreen	(53,576)	—	(53,576)	(53,576)	—	(53,576)

Loss before income taxes	(58,889)	(12,610)	(46,279)	(73,044)	(23,535)	(49,509)
Benefit for income taxes	—	4,594	(4,594)	—	7,500	(7,500)

Net loss	$(58,889)	(8,016)	(50,873)	(73,044)	(16,035)	(57,009)

     The results of operations of Carolina Oak are included in the Other Operations segment for the three and nine months ended September 30, 2008, but were included in the Primary Homebuilding segment for the three and nine months ended September 30, 2007.
For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Sales of real estate in the third quarter of 2008 were $1.8 million reflecting the delivery of 6 units in Carolina Oak compared to no sales of real estate in the same period in 2007. At September 30, 2008, Carolina Oak had a backlog of 1 unit with a value of $350,000 compared to no units in backlog at September 30, 2007. Other revenues in the third quarter of 2008 were $276,000 compared to $258,000 in the same period in 2007.
     Cost of sales of real estate in the third quarter of 2008 was $1.9 million compared to $10.3 million in the same period of 2007. Cost of sales of real estate in the third quarter of 2008 related to the delivery of 6 units in Carolina Oak. Cost of sales of real estate for the third quarter of 2007 included the expensing of interest previously capitalized as well as $9.3 million of capitalized interest impairment charges related to the cessation of development on certain Levitt and Sons’ projects. No units were delivered during the third quarter of 2007.
     Bluegreen reported net income of $6.8 million in the third quarter of 2008, as compared to net income of $14.0 million in the same period in 2007. Our interest in Bluegreen’s income was $2.2 million in the third quarter of 2008 compared to $4.4 million in the same 2007 period. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represented approximately 31% of Bluegreen’s outstanding shares at each of September 30, 2008 and 2007. Under the equity method of accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. The Company performed an impairment analysis of its investment in Bluegreen as of September 30, 2008. Based on the analysis performed, the Company recorded an other-than-temporary impairment charge of $53.6 million and adjusted the carrying value of its investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million.

Real Estate Development
(Woodbridge)
     Selling, general and administrative expenses in the third quarter of 2008 were $6.5 million, compared to $6.8 million in the same period in 2007, representing a decrease of $280,000, or 4.1%. The decrease was mainly attributable to lower professional fees, decreased compensation and benefits expenses and decreased office related expenses reflecting a decrease in headcount, as total employees decreased from 46 at September 30, 2007 to 28 at September 30, 2008. These decreases were partially offset by severance charges related to the reductions in force associated with the bankruptcy filing of Levitt and Sons, increased broker commissions related to home sales at Carolina Oak and higher incentive expenses related to executive bonuses.
     Interest incurred was approximately $2.6 million and $2.9 million for the quarters ended September 30, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $820,000 was capitalized in the third quarter of 2008. This resulted in interest expense of $1.7 million in the third quarter of 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The decrease in interest incurred was mainly attributable to lower average interest rates in the third quarter of 2008 compared to the same period in 2007. Cost of sales of real estate in the third quarter of 2008 included previously capitalized interest of approximately $198,000. As noted above, $9.3 million of impairment charges related to capitalized interest were recorded in the third quarter of 2007 as a result of certain Levitt and Sons’ projects where development ceased. We did not incur any impairment charges related to capitalized interest in the third quarter of 2008.
     Interest and other income increased to $470,000 in the third quarter of 2008, from $285,000 in the same period of 2007. The slight increase is due to increased interest income earned on higher cash balances in the third quarter of 2008 compared to the same period in 2007 reflecting proceeds from the October 2007 rights offering, offset in part by lower average interest rates.
For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Sales of real estate for the nine months ended September 30, 2008 were $2.5 million compared to $6.6 million during the same period in 2007. Sales of real estate for the nine months ended September 30, 2008 relate to the delivery of 8 units in Carolina Oak while sales of real estate for the same period in 2007 relate to the delivery of 17 warehouse units in Levitt Commercial. At September 30, 2008, Carolina Oak had a backlog of 1 unit with a value of $350,000 compared to no units in backlog at September 30, 2007. Other revenues for the nine months ended September 30, 2008 were $786,000 compared to $693,000 for the same period in 2007.
     Cost of sales of real estate for the nine months ended September 30, 2008 was $2.5 million compared to $16.8 million in the nine months ended September 30, 2007. Cost of sales of real estate for the first nine months of 2008 related to the delivery of 8 units in Carolina Oak while in the same period in 2007 was comprised of the cost of sales of the 17 warehouse units delivered in Levitt Commercial, the expensing of interest previously capitalized and capitalized interest impairment charges related to the cessation of development on certain Levitt and Sons’ projects.
     Bluegreen reported net income for the nine months ended September 30, 2008 of $11.7 million, as compared to net income of $23.4 million for the same period in 2007. Our interest in Bluegreen’s income was $4.0 million for the 2008 period compared to $7.5 million for the 2007 period. The Company performed an impairment analysis of its investment in Bluegreen as of September 30, 2008. Based on the analysis performed, the Company recorded an other-than-temporary impairment charge of $53.6 million and adjusted the carrying value of its investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million.
     Selling, general and administrative expenses in the nine months ended September 30, 2008 were $21.2 million, compared to $21.9 million in the same period in 2007, representing a decrease of $697,000, or 3.2%. The decrease was attributable to decreased compensation, benefits and incentives expenses and decreased office related expenses. The decrease in compensation and office related expenses is attributable to decreased headcount, as total employees decreased from 46 at September 30, 2007 to 28 at September 30, 2008. These decreases were offset in part by increases in severance charges related to the reductions in force associated with the bankruptcy filing of Levitt and Sons, increased professional fees associated with our investments in equity securities and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs.
     Interest incurred was approximately $9.0 million and $8.0 million for the nine months ended September 30, 2008 and 2007, respectively. While all interest was capitalized during the 2007 period, only $2.4 million was capitalized in the nine months ended September 30, 2008. This resulted in interest expense of $6.5 million for the nine months ended September 30, 2008, compared to no interest expense in the same period in 2007. The increase in interest expense was due to the completion of certain phases of development associated with the Land Division’s real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization at the Parent Company level. The increase in interest incurred was attributable to higher average debt balances for the nine months ended September 30, 2008 compared to the same period in 2007, offset in part by lower average interest rates. Cost of sales of real estate in the nine months ended September 30, 2008 included previously capitalized interest of approximately $242,000. As noted above, $9.3 million of impairment charges related to capitalized interest were recorded in the nine months ended September 30, 2007 as a result of certain Levitt and Sons’ projects where development ceased. These impairment charges did not exist in the same period in 2008.
     Interest and other income increased to $3.5 million during the nine months ended September 30, 2008, from $933,000 for the same period of 2007. The increase is due to a $1.2 million gain on sale of equity securities and increased interest income earned on higher cash balances in the nine months ended September 30, 2008 compared to the same period in 2007 reflecting proceeds from the October 2007 rights offering, offset in part by lower average interest rates.

Real Estate Development
(Woodbridge)
PRIMARY HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$—	112,885	(112,885)	—	340,202	(340,202)
Other revenues	—	614	(614)	—	2,213	(2,213)

Total revenues	—	113,499	(113,499)	—	342,415	(342,415)

Costs and expenses
Cost of sales of real estate	—	247,388	(247,388)	—	496,663	(496,663)
Selling, general and administrative expenses	—	19,252	(19,252)	—	58,348	(58,348)
Other expenses	—	575	(575)	—	1,470	(1,470)

Total costs and expenses	—	267,215	(267,215)	—	556,481	(556,481)

Interest and other income	—	2,274	(2,274)	—	6,475	(6,475)

Loss before income taxes	—	(151,442)	151,442	—	(207,591)	207,591
Benefit for income taxes	—	1,866	(1,866)	—	11,680	(11,680)

Net loss	$—	(149,576)	149,576	—	(195,911)	195,911

Homes delivered (units)	—	332	(332)	—	982	(982)
Construction starts (units)	—	181	(181)	—	558	(558)
Average selling price of homes delivered	$—	316	(316)	—	338	(338)
Margin percentage	—	(119.2)%	119.2%	—	(46.0)%	46.0%
Gross orders (units)	—	159	(159)	—	753	(753)
Gross orders (value)	$—	47,037	(47,037)	—	219,687	(219,687)
Cancellations (units)	—	102	(102)	—	352	(352)
Net orders (units)	—	57	(57)	—	401	(401)
Backlog of homes (units)	—	545	(545)	—	545	(545)
Backlog of homes (value)	$—	179,796	(179,796)	—	179,796	(179,796)
     There are no results of operations or financial metrics included in the preceding table for the three and nine months ended September 30, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see Note 22 to our unaudited consolidated financial statements included under Item 1 of this report.
     Historically, the results of operations of Carolina Oak were included as part of the Primary Homebuilding segment. The results of operations of Carolina Oak after January 1, 2008 are included in the Other Operations segment as a result of the deconsolidation of Levitt and Sons at November 9, 2007, and the acquisition of Carolina Oak by Woodbridge.

Real Estate Development
(Woodbridge)
TENNESSEE HOMEBUILDING SEGMENT RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
(Dollars in thousands)	( U n a u d i t e d )			( U n a u d i t e d )
Revenues
Sales of real estate	$—	9,339	(9,339)	—	39,844	(39,844)

Total revenues	—	9,339	(9,339)	—	39,844	(39,844)

Costs and expenses
Cost of sales of real estate	—	19,822	(19,822)	—	49,156	(49,156)
Selling, general and administrative expenses	—	1,552	(1,552)	—	5,416	(5,416)

Total costs and expenses	—	21,374	(21,374)	—	54,572	(54,572)

Interest and other income	—	25	(25)	—	77	(77)

Loss before income taxes	—	(12,010)	12,010	—	(14,651)	14,651
Benefit for income taxes	—	(100)	100	—	824	(824)

Net loss	$—	(12,110)	12,110	—	(13,827)	13,827

Homes delivered (units)	—	43	(43)	—	134	(134)
Construction starts (units)	—	55	(55)	—	167	(167)
Average selling price of homes delivered	$—	196	(196)	—	207	(207)
Margin percentage	—	(112.2)%	112.2%	—	(23.4)%	23.4%
Gross orders (units)	—	47	(47)	—	216	(216)
Gross orders (value)	$—	10,649	(10,649)	—	47,283	(47,283)
Cancellations (units)	—	55	(55)	—	118	(118)
Net orders (units)	—	(8)	8	—	98	(98)
Backlog of homes (units)	—	86	(86)	—	86	(86)
Backlog of homes (value)	$—	17,608	(17,608)	—	17,608	(17,608)
     There are no results of operations or financial metrics included in the preceding table for the three and nine months ended September 30, 2008 due to the deconsolidation of Levitt and Sons from our financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see Note 22 to our unaudited consolidated financial statements included under Item 1 of this report.

Real Estate Development
(Woodbridge)
FINANCIAL CONDITION
September 30, 2008 compared to December 31, 2007
     Our total assets at September 30, 2008 and December 31, 2007 were $603.5 million and $712.9 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $51.3 million, which resulted from cash used in operations of $16.3 million, cash used in investing activities of $12.1 million and cash used in financing activities of $22.9 million;

•	a decrease in current income tax receivable as a result of a $29.7 million federal income tax refund;

•	a decrease in the carrying value of our investment in Bluegreen due to an other-than-temporary impairment charge of $53.6 million;

•	a net increase of the investment in other equity securities of $11.4 million as a result of the acquisition (net of shares sold) of shares of Office Depot and a $3.0 million investment in Pizza Fusion;

•	a net increase in inventory of real estate of $13.4 million mainly due to the land development activities of the Land Division; and

•	a decrease in assets held for sale of $3.5 million mainly as a result of the sale of three ground lease parcels in the Land Division.
     Total liabilities at September 30, 2008 and December 31, 2007 were $425.8 million and $451.7 million, respectively. The change in total liabilities primarily resulted from:
•	a net decrease in notes and mortgage notes payable of $18.4 million, primarily due to curtailment payments made in connection with a development loan collateralized by land in Tradition Hilton Head;

•	a net decrease in accounts payable and other accrued liabilities of approximately $6.8 million mainly attributable to decreased severance and construction related accruals due to payments made during the nine months ended September 30, 2008; and

•	a decrease in liabilities related to assets held for sale of $3.1 million mainly as a result of the repayment of debt in connection with the sale of three ground lease parcels in the Land Division.
LIQUIDITY AND CAPITAL RESOURCES
     Management assesses the Company’s liquidity in terms of the Company’s cash and cash equivalent balances and its ability to generate cash to fund its operating and investment activities. We intend to use available cash and our borrowing capacity to implement our business strategy of pursuing investment opportunities and continuing the development of our master-planned communities. We are also exploring possible ways to monetize a portion of our investment in certain of Core’s assets through joint ventures or other strategic relationships. We have historically utilized community development districts to fund development costs when possible. We also will use available cash to repay borrowings and to pay operating expenses. We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated liquidity needs.
     The Company separately manages its liquidity at the Parent Company level and at the operating subsidiary level, consisting primarily of Core Communities. Subsidiary operations are generally financed using proceeds from sales of real estate inventory and debt financing using operating assets as loan collateral. Many of Core’s financing agreements contain covenants at the subsidiary level. Parent Company guarantees are generally avoided and, when provided, are generally provided on a limited basis.
     The Company expects to meet its long-term liquidity requirements through the means described above, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.

Real Estate Development
(Woodbridge)
Woodbridge (Parent Company level)
     As of September 30, 2008 and December 31, 2007, Woodbridge had cash of $100.0 million and $162.0 million, respectively. Our cash decreased by $62.0 million during the nine months ended September 30, 2008 primarily due to the repayment of a $40.0 million intercompany loan to Core, the acquisition (net of shares sold) of 1,435,000 shares of Office Depot common stock for an aggregate cost (net of proceeds received from shares sold) of $16.3 million, severance related payments of approximately $4.2 million and a $3.0 million investment in Pizza Fusion. These decreases were offset in part by the receipt of approximately $29.7 million of a federal income tax refund. The remaining balance was used in operations and to pay accrued expenses.
     On October 25, 2007, Woodbridge acquired from Levitt and Sons all of the membership interests in Carolina Oak, which owns a 150 acre parcel in Tradition Hilton Head. In connection with this acquisition, the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”) was modified, and Woodbridge became the obligor under the Carolina Oak Loan. Woodbridge was previously a guarantor of this loan and as partial consideration for Woodbridge becoming an obligor of the Carolina Oak Loan, its membership interests in Levitt and Sons, previously pledged by Woodbridge to the lender, was released. At September 30, 2008, the outstanding balance on the Carolina Oak Loan was $37.5 million. The loan is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (5.00% at September 30, 2008) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including periodic appraisal and re-margining and the lender’s right to accelerate the debt upon a material adverse change with respect to Woodbridge. At September 30, 2008, there was no immediate availability to draw on this facility based on available collateral, and the Company was in compliance with the loan covenants.
     At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. Since the Chapter 11 Cases were filed, Woodbridge has incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”) in the amounts of $12,000 and $1.6 million in the three and nine months ended September 30, 2008, respectively. The payment by Levitt and Sons of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to the recovery by creditors in the Chapter 11 Cases. Levitt and Sons is not expected to have sufficient assets to repay Woodbridge for advances made to Levitt and Sons or the Post Petition Services and it is likely that these amounts will not be recovered. In addition, the Debtors asserted certain further claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses experienced at Levitt and Sons in prior periods; however, the parties have entered into the Settlement Agreement described below.
     On June 27, 2008, Woodbridge entered into the Settlement Agreement with the Debtors and the Joint Committee appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they may have against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which Woodbridge would pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provides for Woodbridge to pay an additional $300,000 to a deposit holders fund. The amendment is subject to final documentation, and the Settlement Agreement, as amended, is subject to a number of conditions, including the approval of the Bankruptcy Court. There is no assurance that the Settlement Agreement, as amended, will be approved or the transactions contemplated by it completed. At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on Woodbridge and its results of operations, cash flows or financial condition in the event the Settlement Agreement is not approved by the Bankruptcy Court. As of September 30, 2008, no payment has been made and cash balances related to the settlement are not classified as restricted cash.

Real Estate Development
(Woodbridge)
     The Company effected a one-for-five reverse stock split during the third quarter of 2008 which converted each five shares of the Company’s Class A Common Stock into one share of Class A Common Stock and each five shares of the Company’s Class B Common Stock into one share of Class B Common Stock. The reverse stock split proportionately reduced the number of authorized shares and the number of outstanding shares of the Company’s Class A Common Stock and Class B Common Stock, but did not have any impact on a shareholder’s proportionate equity interest or voting rights in the Company. The Company pursued the reverse stock split based on the continued listing requirements of the New York Stock Exchange. While the reverse stock split was effected for the purpose of addressing issues with respect to the trading price of the Company’s Class A Common Stock, the Class A Common Stock is currently trading at or around the $1.00 threshold required for continued listing. In addition to the minimum share price requirement, the New York Stock Exchange also requires a minimum average market value of publicly held shares over a thirty-day trading period and excludes the value of shares held by large shareholders from that calculation. On October 24, 2008, the Company received a letter from the New York Stock Exchange informing the Company that its market capitalization as of October 22, 2008 had decreased to below the level required by the New York Stock Exchange and advising the Company that its Class A common stock would be subject to delisting from the New York Stock Exchange if the average price of the Company’s shares over an applicable thirty-day trading period does not exceed the price on October 22, 2008. Given the current market price of the Company’s Class A Common Stock and the current composition of the Company’s shareholders, it may be difficult for the Company to meet the New York Stock Exchange’s requirements for continued listing.
Core Communities
     At September 30, 2008 and December 31, 2007, Core had cash and cash equivalents of $43.9 million and $33.1 million, respectively. Cash increased $10.8 million during the nine months ended September 30, 2008 primarily as a result of the receipt of $40.0 million from the Parent Company for the repayment of an intercompany loan, offset by $19.9 million of curtailment payments mentioned below and cash used to fund the continued development at Core’s projects as well as selling, general and administrative expenses. At September 30, 2008, Core had immediate availability under its various lines of credit of $19.0 million. Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the community infrastructure.
     In March 2008, Core agreed to the termination of a $20 million line of credit. No amounts were outstanding under this line of credit at the date of termination.
     In July 2008, Core refinanced $9.1 million of construction loans. The new loan has an interest rate of 30-day LIBOR plus 210 basis points (5.03% at September 30, 2008) and a maturity date of July 2010 with a one year extension subject to certain conditions.
     Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core also is subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. On June 27, 2008, Core modified this loan agreement, terminating the revolving feature of the loan and reducing an approximately $19 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008, with the remaining $12.0 million due on November 15, 2008. Additionally, the loan modification agreement reduced the extension term from an extension period of one year to an extension period of up to two 3-month periods upon compliance with the conditions set forth in the loan modification agreement, including a minimum $5 million principal reduction with each extension. The February 28, 2009 maturity date of the loan was not modified in the loan modification agreement. However, the company is currently negotiating with the lender to modify the terms of the loan agreement.
     The loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have annual appraisal and re-margining requirements. These provisions may require Core, in circumstances where the value of its real estate collateralizing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. Additionally, the loans which provide the primary financing for the commercial leasing projects contain certain debt service coverage ratio covenants. If net operating income falls below levels necessary to maintain compliance with these covenants, Core would be required to make principal curtailment payments sufficient to reduce the loan balance to an amount which would bring Core into compliance with the requirement, and these curtailment payments could be significant.

Real Estate Development
(Woodbridge)
     All of Core’s debt facilities contain financial covenants generally covering net worth, liquidity and loan to value ratios. Further, Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. At September 30, 2008, Core was in compliance with these financial covenants, however, there is no assurance that Core will remain in compliance in future periods. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of cash to payment of its debt and reduce its ability to use its cash to fund operations or investments. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or seek other funds, which may not be available on attractive terms, if at all. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land, and funding from Woodbridge.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of Core’s projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. If these improvement districts were not established, Core would need to fund community infrastructure development out of operating cash flow or through sources of financing or capital, or be forced to delay its development activity. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core pays a portion of the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at September 30, 2008 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $116.9 million (excluding the $3.4 million liability related to developer obligations mentioned below). Further, at September 30, 2008, there was approximately $95.9 million available under these bonds to fund future development expenditures. Bond obligations at September 30, 2008 mature in 2035 and 2040. As of September 30, 2008, Core Communities owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three and nine months ended September 30, 2008, Core recorded approximately $154,000 and $422,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if the current adverse conditions in the homebuilding industry do not improve and Core is forced to hold its land inventory longer than originally projected, Core would be forced to pay a higher portion of annual assessments on property which is subject to assessments. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At September 30, 2008, the liability related to developer obligations was $3.4 million, of which $3.2 million is included in the liabilities related to assets held for sale in the accompanying unaudited consolidated statement of financial condition as of September 30, 2008, and includes amounts associated with Core’s ownership of the property.

Real Estate Development
(Woodbridge)
     The following table summarizes our contractual obligations as of September 30, 2008 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations (1) (2)	$256,417	27,936	116,010	3,873	108,598
Long-term debt obligations associated with assets held for sale	75,110	272	71,788	109	2,941
Operating lease obligations	4,430	1,508	1,363	440	1,119

Total obligations	$335,957	29,716	189,161	4,422	112,658

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of our debt is based on variable rates.

(2)	These amounts represent scheduled principal payments. Some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining and minimum sales requirements.
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
     At September 30, 2008, we had outstanding surety bonds and letters of credit of approximately $8.2 million related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $5.1 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. As of September 30, 2008, the $1.1 million surety bonds accrual at Woodbridge related to certain bonds which management considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the nine months ended September 30, 2008, Woodbridge performed under its indemnity agreements and reimbursed the surety $532,000. No payments were made during the third quarter of 2008. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts well in excess of the $1.1 million accrual. It is considered unlikely that Woodbridge will receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay.
     In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. We believe that the municipality does not have the right to demand payment under the bonds and believe that a loss is not probable. Accordingly, we did not accrue any amount related to this claim as of September 30, 2008.
     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of approximately $227,000 and $2.3 million during the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2008, the Company paid approximately $905,000 and $3.6 million, respectively, in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons. At September 30, 2008, $618,000 was accrued to be paid with respect to this employee fund and the severance accrual for other employees of the Company.

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
     Because BankAtlantic Bancorp and Woodbridge are consolidated in the Company’s financial statements, a significant change in the market price of their stock would not impact the Company’s consolidated financial statements. However, a significant change in the market price of either of these securities would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and of BFC’s directly held equity securities are important to the valuation and financing capability of BFC. Also included in the Company’s Unaudited Consolidated Statements of Financial Condition at September 30, 2008 was BFC’s $20.0 million investment in Benihana Series B Convertible Preferred Stock for which no current market is available (unless converted into common stock). The ability to realize or liquidate these investments will depend on future market and economic conditions and the ability to register the shares of Benihana’s common stock in the event of the conversion of our shares of Benihana Series B Convertible Preferred stock, all of which are subject to significant risk.
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.6667, subject to adjustment from time to time upon certain defined events. The Company’s $20.0 million investment in Benihana’s Convertible Preferred Stock is classified as investment securities for which no current market value is available (unless converted into common stock) and is carried at historical cost. At September 30, 2008, the closing price of Benihana’s Common Stock was $4.59 per share and the market value of our investment in Benihana Convertible Preferred stock on an as if converted basis at September 30, 2008 would have been approximately $7.2 million.
BankAtlantic Bancorp
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, competitive pricing and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the nine months ended September 30, 2008. For a discussion of the effect of changing interest rates on BankAtlantic’s earnings during the three months and nine months ended September 30, 2008, see Item 2 Financial Services. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income included in this report.
Woodbridge
     Woodbridge has a risk of loss associated with its long-term borrowings that are subject to interest rate risk. At September 30, 2008, including borrowings related to assets held for sale, Woodbridge had $225.8 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $105.7 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on Woodbridge’s variable rate debt from changes in interest rates may affect Woodbridge’s earnings and cash flows but would generally not impact the fair value of such debt.
     With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not Woodbridge’s earnings or cash flow. Assuming the variable rate debt balance of $225.8 million outstanding at September 30, 2008 (which does not include initially fixed-rate obligations which will not become floating rate during 2008) was to remain constant, each one percentage point increase in interest rates would increase the interest expense incurred by Woodbridge by approximately $2.3 million per year.
     Included in the Company’s Unaudited Consolidated Statement of Financial Condition at September 30, 2008 were $8.4 million of publicly traded equity securities (comprised of 1,435,000 shares of Office Depot common stock) owned by Woodbridge which are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in the consolidated statement of shareholders’ equity. These equity securities are subject to equity pricing risks arising in connection with changes in their relative value due to changing market and economic conditions and the results of operation and financial condition of Office Depot. A decline in the trading price of these securities will negatively impact the Company’s shareholders’ equity by negatively impacting our economic ownership interest in Woodbridge.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules Rule 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Other than as set forth below, there have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
     In October 2008, BankAtlantic Bancorp received a subpoena and notice of investigation by the Securities and Exchange Commission, Miami Regional Office. The subpoena requests a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp and its subsidiary, BankAtlantic is or was a party, certain of its non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, BankAtlantic Bancorp’s recently formed asset workout subsidiary and any purchases or sale of BankAtlantic Bancorp’s common stock by officers or directors of BankAtlantic Bancorp. BankAtlantic Bancorp intends to fully cooperate and provide the requested documentation.
Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. v. Alan B. Levan, et al., Case No. 08-46795 (07) (17th Judicial Circuit, Broward County, Florida)
     On October 21, 2008, Albert R. Feldman filed a shareholder derivative action in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida against BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, Mary E. Ginestra, Willis N. Holcombe, Charlie C. Winningham, II, Bruno Digiulian and David A. Lieberman. The Complaint alleges that the Defendants engaged in practices with respect to BankAtlantic’s Commercial Real Estate Loan Portfolio that contravene BankAtlantic’s lending policies and applicable lending agency regulations. The Complaint further alleges that Defendants disseminated false and misleading Securities and Exchange Commission filings that failed to disclose and properly account for BankAtlantic’s loan losses. The Complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and insider selling. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
Chapter 11 Cases
     As previously reported, on June 27, 2008, Woodbridge entered into a Settlement Agreement with the Debtors and the Joint Committee appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims Woodbridge had against the Debtors, including Woodbridge’s administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they may have against Woodbridge and our affiliates.
     After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which Woodbridge would pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provides for Woodbridge to pay an additional $300,000 to deposit holders fund. The amendment is subject to final documentation.
     The Settlement Agreement, as amended, is subject to a number of conditions, including the approval of the Bankruptcy Court, and there is no assurance that the Settlement Agreement, as amended, will be approved or the transactions contemplated by it completed. At this time, it is not possible to predict the impact that the Chapter 11 Cases will have on Woodbridge and Woodbridge results of operations, cash flows or financial condition in the event the Settlement Agreement is not approved by the Bankruptcy Court. As of September 30, 2008, no payment has been made and cash balances related to the settlement are not classified as restricted cash.

Surety Bond Claim
     On September 10, 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. This claim was filed in the United States District Court for the Southern District of New York and is captioned Westchester Fire Insurance Company v. Levitt Corporation and Woodbridge Holdings Corporation, No. 08-CIV-7881. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and believes that a loss is not probable. Accordingly, Woodbridge did not accrue any amount in connection with this claim as of September 30, 2008.
Item 1A. Risk Factors
     Other than the risk factors described below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
The following discussion relates to BankAtlantic Bancorp, and its subsidiary, BankAtlantic:
The trading price of BankAtlantic Bancorp common stock, which has substantially declined over the last year, may negatively impact BankAtlantic Bancorp.
     The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. The markets have produced downward pressure on stock prices and credit availability. The market value of BankAtlantic Bancorp’s common stock, which has declined significantly, is a factor in determining whether its goodwill is impaired. If current levels of market disruption and volatility continue or worsen, there can be no assurance that BankAtlantic Bancorp will not experience an adverse effect, which may be material, on its ability to access capital and on its business, financial condition and results of operations.
There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.
     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).
     There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect BankAtlantic Bancorp’s business, financial condition, results of operations and access to credit or the trading price of BankAtlantic Bancorp’s common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
     The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. BankAtlantic Bancorp may face increased regulation of its industry. Compliance with such regulations may increase BankAtlantic Bancorp’s costs and limit BankAtlantic Bancorp’s ability to pursue business opportunities. Also, participation in specific programs may subject BankAtlantic Bancorp and its subsidiary, BankAtlantic to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) BankAtlantic Bancorp’s and its subsidiary BankAtlantic’s ability to increase its dividend or to repurchase its common stock for so long as any securities issued under such program remain outstanding. It will also subject BankAtlantic Bancorp and BankAtlantic to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether BankAtlantic participate or not, may have an adverse effect on BankAtlantic Bancorp. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. BankAtlantic may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if it does not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The effects of participating or not participating in any such programs, and the extent of BankAtlantic Bancorp’s and/or BankAtlantic’s participation in such programs cannot reliably be determined at this time.
The following discussion relates to Woodbridge and its subsidiaries:
Woodbridge is subject to the risks of the businesses that it currently holds investments in, and its future acquisitions may reduce its earnings, require Woodbridge to obtain additional financing and expose Woodbridge to additional risks.
     Woodbridge currently holds investments in Bluegreen, Office Depot and Pizza Fusion, which exposes Woodbridge to the risks of those businesses. In addition, Woodbridge’s business strategy includes the pursuit of other opportunistic investments and acquisitions within or outside of the real estate industry, and some of these investments and acquisitions may be material. There is no assurance that Woodbridge will be successful in identifying these investments and acquisitions, and investments or acquisitions that Woodbridge does complete may not prove to be successful. Acquisitions may expose Woodbridge to additional risks and may have a material adverse effect on Woodbridge’s results of operations. Further, any acquisitions Woodbridge makes may:
•	fail to accomplish its strategic objectives;

•	not perform as expected; and/or

•	expose Woodbridge to the risks of the business that Woodbridge acquires.
     Investments or acquisitions could initially reduce Woodbridge’s per share earnings and add significant amortization expense or intangible asset charges. Woodbridge may rely on additional debt or equity financing to implement its acquisition strategy. The issuance of debt will result in additional leverage which could limit Woodbridge’s operating flexibility, and the issuance of equity could result in additional dilution to its shareholders, including BFC. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to Woodbridge’s Class A and Class B Common Stock. If Woodbridge requires additional financing in the future, there is no assurance that it will be available on favorable terms, if at all.
If current economic and credit market conditions do not improve and the book value of Woodbridge’s investments continue to exceed the trading value of the shares it owns, Woodbridge may incur additional impairment charges in the future relating to those investments, which would adversely impact our financial condition and operating results.
     Woodbridge owns approximately 9.5 million shares of common stock of Bluegreen, representing approximately 31% of Bluegreen’s outstanding common stock. As of September 30, 2008, the value of Woodbridge investment in shares of Bluegreen’s common stock carried on our financial statements was $114.6 million (net of BFC’s purchase accounting of $4.7 million) while the trading value of those shares was $65.8 million. It was determined that there was an other-than-temporary impairment associated with Woodbridge’s investment in Bluegreen at September 30, 2008 and, accordingly, Woodbridge recorded an impairment charge of $48.9 million (net of BFC’s purchase accounting of $4.7 million) and adjusted the carrying value of its investment in Bluegreen as of September 30, 2008 from $114.6 million to $65.8 million. There can be no assurance that Woodbridge will not be required in the future to record a further impairment charge relating to Woodbridge’s investment in Bluegreen.

     Woodbridge also owns approximately 1.4 million shares of Office Depot common stock, representing less than 1% of Office Depot’s outstanding common stock, which are accounted for as available-for-sale securities and are carried at fair value. As of September 30, 2008, the cost of Woodbridge’s investment in shares of Office Depot’s common stock was $16.3 million while the carrying value of those shares recorded at fair value, was $8.4 million. If current market conditions do not improve or if the trading price of Office Depot’s common stock does not otherwise increase, then Woodbridge may be required to determine if an other-than-temporary impairment adjustment is needed.
     In the event Woodbridge records impairments in the future with respect to Woodbridge’s current or future investments, then the cost of the investment determined to be impaired will be written down to its fair value with a corresponding charge to earnings, which would adversely impact our financial condition and operating results.
If Woodbridge cannot comply with the continued listing requirements of the New York Stock Exchange, its Class A Common Stock will be subject to delisting from the New York Stock Exchange.
     Woodbridge’s Class A Common Stock is currently traded on the New York Stock Exchange. As previously reported, on August 11, 2008, Woodbridge was notified by the New York Stock Exchange that its Class A Common Stock did not have an average closing price per share in excess of $1.00 for a consecutive 30 trading-day period, as required for continued listing on the New York Stock Exchange. In an effort to address this deficiency, Woodbridge effected a one-for-five reverse stock split on September 26, 2008. Although the reverse stock split initially increased the price of Woodbridge Class A Common Stock to greater than $1.00, its Class A Common Stock is currently trading at or around the $1.00 threshold required for continued listing on the New York Stock Exchange. In addition, the New York Stock Exchange also requires a minimum average market value of publicly held shares over a thirty-day trading period and excludes the value of shares held by large shareholders. On October 24, 2008, Woodbridge received a letter from the New York Stock Exchange informing Woodbridge that, based on the current trading price of its Class A Common Stock, the market value of Woodbridge publicly held shares as of October 22, 2008, excluding the value of shares held by large shareholders, had fallen below the minimum amount required by the New York Stock Exchange and, if the average price of Woodbridge shares over an applicable thirty-day period does not exceed the price on October 22, 2008, Woodbridge’s Class A Common Stock would be subject to delisting from the New York Stock Exchange. Woodbridge cannot assure that the market price of its Class A Common Stock will exceed $1.00 per share or that given the current composition of Woodbridge shareholders, Woodbridge will otherwise be able to meet the New York Stock Exchange’s continued listing requirements relating to the market value of publicly held shares. If Woodbridge cannot comply in a timely manner with the continued listing requirements of the New York Stock Exchange, Woodbridge’s Class A Common Stock will be subject to delisting from the New York Stock Exchange, which could adversely impact the trading price and liquidity of Woodbridge’s Class A Common Stock.
The commercial property market has been adversely affected by the current economic and credit environment.
     Current economic conditions may make it more difficult to achieve projected rental and occupancy rates on Core’s commercial leasing projects, adversely impacting the net operating income of the projects as follows:
•	Core is at risk to the extent that a significant tenant or a number of tenants file for bankruptcy protection, creating the possibility that past due rents may never be recovered.

•	Leases with certain existing tenants may become overly burdensome to the lessee due to reduced business activity. Lease concessions and modifications may be necessary to avoid defaults.

•	Economic conditions and availability of credit may deteriorate further, causing market capitalization rates on commercial properties to increase beyond present levels, thus reducing the value at which commercial projects can be sold

•	Reduced net operating income for the commercial leasing projects may cause project loans to be in violation of certain debt service coverage ratio requirements. This could require Core to make additional principal curtailment payments sufficient to bring the loans into compliance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Paid Per share	or Programs (1)	Programs
July 1, 2008 to July 31, 2008	—	—	—	1,750,000
August 1, 2008 to August 31, 2008	24,371	$0.51	24,371	1,725,629
September 1, 2008 to September 30, 2008	64,182	$0.54	64,182	1,661,447

Total	88,553	$0.53	88,553	1,661,447

(1)	On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its Class A Common Stock at an aggregate cost of no more $10.0 million. During August and September 2008, the Company repurchased in the open market an aggregate of 88,553 shares at an average price of $0.53 per share. In October 2008, the Company repurchased 11,447 shares of its Class A Common Stock at an average price of $0.55 per share. As a result of these shares repurchases, 1,650,000 shares of the Company’s Class A Common Stock remain available for repurchase under the plan. These remaining shares may be repurchased in the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase any or all of the remaining shares in the future.
Item 6. Exhibits

Exhibit 31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3*	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1**	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2**	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3**	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: November 10, 2008	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 10, 2008	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: November 10, 2008	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer