Form 10-K
period 2008-12-31
BFC FINANCIAL CORP
filed 2009-03-31
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-09071
BFC Financial Corporation
(Exact name of registrant as specified in its charter)

Florida	59-2022148
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)

2100 West Cypress Creek Road
Fort Lauderdale, Florida	33309
(Address of principal executive office)	(Zip Code)
(954) 940-4900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.01 par Value	Pink Sheet Electronic Quotation Service
(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock, $.01 par Value	OTC BB
(Title of Class)	(Name of each exchange on which registered)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was $21.3 million computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2008.
The number of shares outstanding of each of the registrant’s classes of common stock, as of March 20, 2009, is as follows:
Class A Common Stock, $.01 par value, 38,254,389 shares outstanding.
Class B Common Stock, $.01 par value, 6,875,104 shares outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the Annual Meeting of Shareholders are incorporated as Part III of this report.
The financial statements of Bluegreen Corporation (“Bluegreen”) are incorporated in Part II of this report and are filed as an exhibit to this report.

BFC Financial Corporation
Annual Report on Form 10-K for the Year Ended December 31, 2008

PART I

Item 1. Business	5

Item 1A. Risk Factors	37

Item 1B. Unresolved Staff Comments	61

Item 2. Properties	62

Item 3. Legal Proceedings	63

Item 4. Submission of Matters to a Vote of Security Holders	66

PART II

Item 5. Market for Registrant’s Common Equity , Related Stockholder Matters and Issuer Purchases of Equity Securities	67

Item 6. Selected Consolidated Financial Data	70

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	72

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	146

Item 8. Financial Statements and Supplementary Data	150

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	248

Item 9A. Controls and Procedures	248

Item 9B. Other Information	250
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits, Financial Statement Schedules	251

SIGNATURES	253
EX-12.1
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-99.1

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
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the Company’s future cash flow may be insufficient to meet its operating needs and the Company may not have the ability to provide for its ongoing operating requirements;

•	the performance of entities in which the Company has made investments may not be as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations, dividends are not currently being paid and may not be paid in the future, and even if paid BFC has historically experienced and may continue to experience negative cash flow; BFC may need to issue debt or equity securities to fund its operations, and any such securities may not be issued on favorable terms, if at all;

•	BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made; and

•	BFC shareholders’ interests may be diluted if additional shares of BFC common stock are issued.
          With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of a continued and deepening recession on its business generally, its well capitalized regulatory capital ratios, as well as the ability of its borrowers to meet their obligations and its customers to maintain account balances;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic’s trade area, and where BankAtlantic’s collateral is located;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic’s allowance for loan losses;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BankAtlantic Bancorp’s activities, including BankAtlantic Bancorp’s ability to raise capital, the value of its assets and on the ability of borrowers to meet their debt obligations and BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs;

•	the success of BankAtlantic Bancorp’s expense reduction initiatives and the ability to achieve additional cost savings;

•	the impact of periodic valuation testing of goodwill and other assets;

•	the impact of capital requirements at BankAtlantic Bancorp and BankAtlantic and the risk that they will not be successful in raising capital at a reasonable cost if at all; and

•	the OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on BankAtlantic Bancorp’s results and operations.
     With respect to BFC’s subsidiary, Woodbridge, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting Woodbridge and its operations;

•	the market for real estate in the areas where Woodbridge has developments will decline further, and the impact of market conditions will adversely impact Woodbridge’s margins and the fair value of its real estate inventory;

•	the impact if the value of the property held by Core Communities declines;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;

•	the continued declines in the estimated fair value of our real estate inventory will result in additional write-downs or impairment charges;

•	the impact of increases in interest rates and availability of credit to buyers of our inventory; resulting in accelerated principal payments on Woodbridge’s debt obligations due to re-margining or curtailment payment requirements;

•	the ability to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	Woodbridge’s ability to access additional capital on acceptable terms, if at all;

•	the risks associated with Woodbridge’s business strategy, including Woodbridge’s ability to successfully make investments notwithstanding current adverse conditions in the economy and the credit markets; and

•	Woodbridge’s success at managing the risks involved in the foregoing.
          In addition to the risks and factors identified above and in PART II, Item 1A of this report, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Woodbridge with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.

ITEM 1. BUSINESS
The Company
          We are a diversified holding company whose major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) and Woodbridge Holdings Corporation (formerly known as Levitt Corporation) and its wholly-owned subsidiaries (“Woodbridge”) and a noncontrolling interest in Benihana, Inc., which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
          Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. BFC believes that the best potential for growth is likely through the growth of the companies it currently controls and its focus is to provide overall support for its controlled subsidiaries with a view to the improved performance of the organization as a whole.
          As a holding company with controlling positions in BankAtlantic Bancorp and Woodbridge, generally accepted accounting principles (“GAAP”) requires the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities as shown in the table below.
          In September 2008, BankAtlantic Bancorp and Woodbridge each completed a one-for-five reverse split of its common stock. Where appropriate, amounts throughout this document have been adjusted to reflect the reverse stock splits effected by BankAtlantic Bancorp and Woodbridge. The reverse stock splits did not impact the Company’s proportionate equity interest or voting rights in BankAtlantic Bancorp or Woodbridge. BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of December 31, 2008 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	2,389,697	23.30%	12.35%
Class B Common Stock	975,225	100.00%	47.00%
Total	3,364,922	29.96%	59.35%

Woodbridge Holdings Corporation
Class A Common Stock (1)	3,735,392	22.43%	11.89%
Class B Common Stock	243,807	100.00%	47.00%
Total	3,979,199	23.55%	58.89%

(1)	BFC’s percentage of vote includes 1,229,117 shares of Woodbridge’s Class A Common Stock which BFC had previously agreed not to vote (except in limited circumstances) pursuant to a letter agreement requested by Woodbridge in connection with the listing of its shares on the NYSE.
          The Class A Common Stock of each of BankAtlantic Bancorp and Woodbridge, is entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of Class A and Class B Common Stock of the companies. The Class B Common Stock, of each company is owned by BFC and represents the remaining 47% of the combined vote of the two classes of stock. Because BFC controls more than 50% of the vote of each of BankAtlantic Bancorp and Woodbridge, they are consolidated in our financial statements instead of carried on an equity basis.

          Our corporate website is www.bfcfinancial.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s Internet website and the information contained on or connected to it are not incorporated into this Annual Report on Form 10-K.
Key Developments in 2008
          In May 2008, we were notified by the NYSE Arca, Inc. that we did not meet the continuing listing requirements of the NYSE Arca as the market value of our publicly held shares was not in excess of $15 million and the average closing price per share of our Class A Common Stock was not in excess of $1.00 for a consecutive 30 trading-day period. Pursuant to the rules and regulations of the NYSE Arca, the Company was granted a six-month period to comply with these continued listing requirements. Because compliance was not achieved within this six-month period the Company was notified by the NYSE Arca that its Class A Common Stock was suspended from trading on the NYSE Arca prior to the opening of the market on Tuesday, December 9, 2008. Since, December 9, 2008, BFC’s Class A Common Stock has been quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the ticker symbol “BFCF.PK”.
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
          In December 2008, the Company filed an amendment to its Articles of Amendment to the Articles of Incorporation (the “Amendment”) with the State of Florida to amend certain designated relative rights, preferences and limitations for the Company’s 5% Preferred Stock. For additional information see Note 34 of the Notes to the Consolidated Financial Statements in Item 8 of this report.
          In August 2008 and December 2008, BFC purchased an aggregate of 400,000 shares and 323,848 shares, respectively, of BankAtlantic Bancorp’s Class A common stock on the open market for an aggregate purchase price of $2.8 million and $1.1 million, respectively. BFC’s August 2008 and December 2008 acquisitions of BankAtlantic Bancorp’s Class A common stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 3.6% in August 2008 and 2.9% in December 2008 and increased BFC’s voting interest by approximately 2.1% in August 2008 and 1.6% in December 2008. The acquisitions of additional shares of BankAtlantic Bancorp have been accounted for as step acquisitions under the purchase method of accounting. See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of this report for further information. BFC may in the future seek to increase its ownership in BankAtlantic Bancorp but there is no assurance that it will be successful.
          On October 21, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of our Class A Common Stock through open market or private transactions at an aggregate cost of no more than $10 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. All shares repurchased by us will be cancelled and retired. In 2008, the Company repurchased in the open market an aggregate of 100,000 shares for an aggregate purchase price of $54,000 and 1,650,000 shares of the Company’s Class A Common Stock remain available for repurchase under the plan.
          BFC’s shift in business focus, coupled with more recent economic developments caused the Company to reconsider its previously disclosed tax planning strategy wherein the Company had intended to sell BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize expiring net operating loss (“NOLs”) carryforwards. Because BFC believes that its best long term potential is more likely to occur through the growth of the companies it controls, BFC’s current business strategy is to hold its investment in BankAtlantic Bancorp indefinitely and no longer intends to pursue such a tax planning strategy. Accordingly, based on the Company’s change in intent as to the expected manner of recovery of its investment in BankAtlantic Bancorp, the Company reversed its deferred tax liability of $29.3 million during the quarter ended September 30, 2008.

          With regard to BFC’s deferred tax asset resulting from its NOLs, a valuation allowance was required because based on available evidence, it was determined that it is more likely than not that all or some portion of the asset will not be realized, and BFC is not generating sufficient taxable income to utilize the benefit of the deferred tax asset. Because it is more likely than not that the NOLs included in BFC’s deferred tax assets will not be realized, the Company established a valuation allowance of approximately $28.3 million in 2008.
          Developments relating to our subsidiaries, BankAtlantic Bancorp and Woodbridge are discussed below in our discussion on Financial Services and Real Estate Development.
Business Segments
          We report our results of operations through five reportable segments, which are: BFC Activities, BankAtlantic, BankAtlantic Bancorp Other Operations, Land Division and Woodbridge Other Operations.
          The Company’s results of operations in BankAtlantic Bancorp are included in our Financial Services activities and consists of two reportable segments — BankAtlantic and BankAtlantic Bancorp Other Operations. The Company’s results of operations in Woodbridge are included in our Real Estate Development activities and consist of two reportable segments — Land Division and Woodbridge Other Operations.
BFC Activities Segment
          The BFC Activities segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge and its subsidiaries. Additional information relating to the BFC Activities segment is included in the information set forth in pages 79 through 84 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 – Segment Reporting of the Notes to the Consolidated Financial Statements in Item 8 of this report.
          The “BFC Activities” segment operations consist primarily of shared service operations. Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, BFC provides shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. This segment also includes BFC’s overhead expenses, interest income and dividend income from BFC’s investment in Benihana’s convertible preferred stock, the financial results of a venture partnership that BFC controls, and financial results from BFC/CCC, Inc. (formerly known as Cypress Creek Capital, Inc.) (“BFC/CCC”). BFC’s equity investments include its investment in shares of the Series B Convertible Preferred Stock of Benihana and securities in the technology sector owned by a partnership that is included in the consolidated financial statements of BFC as a result of BFC’s status as a general partner of that partnership.
          Benihana
          Benihana is a NASDAQ-listed company with two listed classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). BFC owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.6667, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 19% voting interest and an approximately 9.4% economic interest in Benihana. Historically, the Company’s investment in Benihana’s Convertible Preferred Stock has been classified as investment securities and has been carried at historical cost.
          The Convertible Preferred Stock was acquired pursuant to an agreement on June 8, 2004 with Benihana to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, is required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless the holders of a majority of the outstanding Convertible Preferred Stock elect to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed by Benihana for a limited period beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $25.33 for sixty consecutive trading days. At December 31, 2008, the closing price of Benihana’s Common Stock was $2.10 per share. The market value of the Convertible Preferred Stock on an as if converted basis at December 31, 2008 would have been approximately $3.3 million. During the quarter ended December 31, 2008, the Company performed an impairment review of its investment in Benihana Convertible Preferred Stock to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors, including the decline in the underlying trading value of Benihana’s common stock and the redemption provisions, the Company determined that there was an other-than-temporary decline of approximately $3.6 million, and accordingly, the investment was written down to its fair value of approximately $16.4 million. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities which are carried at cost to investment securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
          In December 2008, the Company filed an amendment to its Articles of Amendment to the Articles of Incorporation with the State of Florida which requires the Company to redeem shares of the Company’s Preferred Stock with the net proceeds the Company may receive in the event (i) the Company sells any of its shares of Benihana Preferred Stock, (ii) the Company sells any shares of Benihana’s common stock received upon conversion of the Benihana Preferred Stock or (iii) Benihana redeems any shares of the Benihana Preferred Stock owned by the Company. Additionally, the Amendment entitles the holders of the Preferred Stock to receive directly from Benihana certain payments on the shares of Benihana Preferred Stock owned by the Company, in the event the Company defaults on its obligation to make dividend payments on the Preferred Stock. See Note 34 of the Notes to the Consolidated Financial Statements in Item 8 of this report for further information.
BFC — Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          The number of employees at the indicated dates was:

	December 31, 2008		December 31, 2007
	Full-time	Part-time	Full-time	Part-time
BFC	37	1	47	1
          At December 31, 2008, BFC had eight full time employees and one part time employee dedicated to BFC operations in the Company’s executive, administrative and finance areas and twenty nine employees in our shared services operations in the areas of investor relations, human resources, risk management and executive office administration. These shared service employees are utilized by the affiliated entities and their costs are allocated to the affiliated companies based upon their usage of services.

Financial Services
(BankAtlantic Bancorp)
Financial Services Segments
          Our Financial Services activities are comprised of the operations of BankAtlantic Bancorp. BankAtlantic Bancorp presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1. Business regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” , “our” or “Parent Company” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
BankAtlantic Bancorp — the Company
          We are a Florida-based bank holding company and own BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking. We report our operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp, the Parent Company. Detailed operating financial information by segment is included in Note 30 to the Company’s consolidated financial statements. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking.  As a consequence, the Company exited this line of business and the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006.
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
          As of December 31, 2008, we had total consolidated assets of approximately $5.8 billion and stockholders’ equity of approximately $244 million.
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
          BankAtlantic’s primary business activities include:
•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate, middle market, consumer and small business loans,

•	purchasing wholesale residential loans, and

•	investing in mortgage-backed securities, tax certificates and other securities.
          BankAtlantic’s business strategy
          BankAtlantic is currently focusing its efforts in the following areas:
•	Continuing the Bank’s “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002, when it introduced seven-day banking in

Financial Services
(BankAtlantic Bancorp)
Florida. This banking initiative resulted in a significant increase in core deposits (demand deposit accounts, NOW checking accounts and savings accounts). BankAtlantic’s core deposits increased from approximately $600 million as of December 31, 2001 to $2.2 billion as of December 31, 2008. We believe the competitive market for deposits, the impact of the recession on our customers as well as reduced confidence in the banking system negatively impacted the growth of core deposits, which at December 31, 2008 declined by $151.0 million or 7% from December 31, 2007. While we believe that the decrease is a reflection of what is happening in the market generally, we are implementing strategies which we believe will enhance customer loyalty with our current customers and attract new customers in an effort to increase our core deposit balances.

•	Maintaining and Strengthening our Capital Position. BankAtlantic exceeded all applicable regulatory capital requirements and was considered a “well capitalized” financial institution at December 31, 2008. See “Regulation and Supervision” – Capital Requirements” for an explanation of capital standards. Management has implemented initiatives with a view to preserving capital in response to the current recessionary economic environment. These initiatives include reducing assets as a result of loan and securities repayments in the ordinary course, eliminating cash dividends to the Parent Company, consolidating back-office facilities, decreasing store and call center hours, reducing staffing levels and marketing expenses, selling its central Florida stores, delaying its retail network expansion, and pursuing efforts to improve other operational efficiencies.

•	Managing Credit Risk. BankAtlantic believes that its underwriting policies and procedures are structured to enable it to offer products and services to its customers while minimizing its exposure to credit risk. However, the economic recession and the substantial decline in real estate values throughout the United States, and particularly in Florida, have had an adverse impact on the credit quality of our loan portfolio. In response, BankAtlantic has attempted to address credit risk through steps which include:
o	Specifically monitored certain commercial and residential land acquisition, development and construction loans and related collateral;

o	Focused efforts and enhanced staffing relating to loan work-outs and collection processes;

o	Suspended the origination of land and residential acquisition, development and construction loans;

o	Transferred $101.5 million of non-performing commercial real estate loans to the Parent Company in March 2008;

o	Substantially reduced home equity loan originations based on the implementation of new underwriting requirements;

o	Terminated certain home equity loan unused lines of credit based on declines in borrower credit scores or the value of loan collateral; and

o	Increased the frequency of targeted loan reviews.
•	Reducing Operating Expenses. Management continued initiatives to decrease operating expenses during 2008, including lowering advertising and marketing expenditures, exiting the Orlando market, reducing store hours, shortening call center hours, reducing staffing levels, renegotiating vendor contracts, outsourcing certain back-office functions, and consolidating back-office operations. During 2009, management intends to seek to further reduce costs in a manner which does not materially impact the quality of customer service. BankAtlantic is also continuing to evaluate its products and services as well as its delivery systems and back-office support infrastructure with a view to providing cost effective and profitable products and services to its customers.

Financial Services
(BankAtlantic Bancorp)
•	Diversification of BankAtlantic’s Loan Portfolio. BankAtlantic is focused on the diversification of its loan portfolio. During 2009 BankAtlantic intends to seek to generate a greater percentage of small business and middle market commercial non-mortgage loans through its retail and lending network. As middle market and small business loans grow, we expect that commercial real estate loan portfolio balances and residential mortgage loans will decline during 2009 through the scheduled repayment of existing loans and significant reductions in commercial real estate loan originations.
          Loan Products
          BankAtlantic offers a number of lending products to its customers. Historically, primary lending products have included residential loans, commercial real estate loans, commercial business loans, consumer loans and small business loans.
          Residential: Historically, BankAtlantic has purchased residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for most individual loans, performs confirming credit analyses. Residential loans are typically purchased in bulk and are generally non-conforming loans under agency guidelines due to the size of the individual loans. BankAtlantic sets general guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation, but actual purchases will generally reflect availability and market conditions, and may vary from BankAtlantic’s general guidelines. The weighted average FICO credit scores and loan-to-value ratios (calculated at the time of origination) of purchased loans outstanding as of December 31, 2008 was 742 and 68%, respectively, and the original back end debt ratio was a weighted average of 33%. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments and when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2008, BankAtlantic’s residential loan portfolio included $980 million of interest-only loans, $44.8 million of which will become fully amortizing and have interest rates reset in 2009. The credit scores and loan-to-value ratios for interest-only loans are similar to amortizing loans. BankAtlantic has attempted to manage the credit risk associated with these loans by limiting purchases of interest-only loans to those originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines. BankAtlantic does not purchase sub-prime, option-arm, “pick-a-payment” or negative amortizing residential loans. Loans in the purchased residential loan portfolio generally do not have prepayment penalties.
          BankAtlantic also originates residential loans to customers that are then sold on a servicing released basis to a correspondent. It also originates and holds certain residential loans, which are made primarily to “low to moderate income” borrowers in accordance with requirements of the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines and independent appraisers typically perform on-site inspections and valuations of the collateral. The outstanding balance of the loans in this portfolio at December 31, 2008 was $70 million.
          Commercial Real Estate: BankAtlantic provides commercial real estate loans for acquisition, development and construction of various types of properties including office buildings and retail shopping centers. BankAtlantic also provides loans to acquire or refinance existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans are generally originated in amounts based upon the appraised value of the collateral or estimated cost to construct, generally have a loan to value ratio at the time of origination of less than 80%, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.
          Historically, we made three categories of commercial real estate loans that we believe have resulted in significant exposure to BankAtlantic based on declines in the Florida residential real estate market. We discontinued the origination of these loan products in 2007. These categories are builder land bank loans, land

Financial Services
(BankAtlantic Bancorp)
acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders.  These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options.  If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category.  The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders.  We believe that the underwriting on these loans was generally more stringent than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. The land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower who also might have plans to construct homes on the property. These loans generally involved property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time.
          BankAtlantic has historically sold participations in commercial real estate loans that it originated, and administers the loan and provides participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loans are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally cannot significantly modify the loans without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations has the effect of reducing its exposure on individual projects and was required in some cases, in order to comply with the regulatory “loans to one borrower” limitations. BankAtlantic has also purchased commercial real estate loan participations from other financial institutions and in such cases BankAtlantic may not be in a position to control decisions made with respect to the loans.
          Commercial Business: BankAtlantic generally makes commercial business loans to medium sized companies in Florida. It lends on both a secured and unsecured basis, although the majority of its loans are secured. Commercial business loans are typically secured by the receivables, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans are typically originated for terms ranging from one to five years.
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
          Consumer: Consumer loans primarily consist of loans to individuals originated through BankAtlantic’s retail network. Approximately 90% of originations are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower. Approximately 20% of home equity lines of credit balances are secured by a first mortgage on the property. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years. The credit quality of consumer loans is adversely impacted by increases in the unemployment rate and declining real estate values. During 2008, BankAtlantic experienced higher than historical losses in this portfolio as a result of deteriorating economic conditions. In an attempt to address this issue, BankAtlantic has adopted more stringent underwriting criteria for consumer loans which has the effect of significantly reducing consumer loan originations.
          Small Business: BankAtlantic originates small business loans to companies located primarily in markets within BankAtlantic’s store network. Small business loans are primarily originated on a secured basis and generally do not exceed $1.0 million for non-real estate secured loans and $2.0 million for real estate secured loans. These loans are generally originated with maturities ranging from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans have either fixed or variable prime-based interest rates. During 2009, BankAtlantic intends to target small business lending to specific industries that it believes may lead to profitable customer relationships.

Financial Services
(BankAtlantic Bancorp)
          The composition of the loan portfolio was (in millions):

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$1,930	45.34	2,156	47.66	2,151	46.81	2,030	43.92	2,057	45.16%
Consumer — home equity	719	16.89	676	14.94	562	12.23	514	11.12	457	10.03
Construction and development	301	7.07	416	9.20	475	10.34	785	16.99	766	16.82
Commercial	930	21.85	882	19.49	973	21.17	979	21.18	1,004	22.04
Small business	219	5.14	212	4.69	187	4.07	152	3.29	124	2.72
Loans to Levitt Corporation	—	0.00	—	0.00	—	0.00	—	0.00	9	0.20
Other loans:
Commercial business	143	3.36	131	2.90	157	3.42	88	1.90	93	2.04
Small business — non-mortgage	108	2.54	106	2.34	98	2.13	83	1.80	67	1.47
Consumer	26	0.61	31	0.68	26	0.57	27	0.59	18	0.40
Residential loans held for sale	3	0.07	4	0.09	9	0.20	3	0.06	5	0.11

Total	4,379	102.87	4,614	101.99	4,638	100.94	4,661	100.85	4,600	100.99

Adjustments:
Unearned discounts (premiums)	(3)	-0.07	(4)	-0.09	(1)	-0.02	(2)	-0.04	(1)	-0.02
Allowance for loan losses	125	2.94	94	2.08	44	0.96	41	0.89	46	1.01

Total loans receivable, net	$4,257	100.00	4,524	100.00	4,595	100.00	4,622	100.00	4,555	100.00%

          At March 31, 2008, BankAtlantic transferred $101.5 million of non-performing commercial loans to a subsidiary of the Parent Company.
          Included in BankAtlantic’s commercial, construction and development loan portfolio was the following (in millions):

	As of December 31,
	2008	2007
Builder land bank loans	$62	150
Land acquisition and development loans	166	202
Land acquisition, development and construction loans	76	151

Total commercial residential development loans (1)	$304	503

(1)	At March 31, 2008, $101.5 million of non-performing loans were transferred to a subsidiary of the Parent Company.
          Investments
          Securities Available for Sale: BankAtlantic invests in obligations of, or securities guaranteed by the U.S. government or its agencies, such as mortgage-backed securities and real estate mortgage investment conduits (REMICs), which are accounted for as securities available for sale. BankAtlantic’s securities available for sale portfolio at December 31, 2008 reflects a decision to seek high credit quality and securities guaranteed by government sponsored enterprises in an attempt to minimize credit risk in its investment portfolio to the extent possible. The available for sale securities portfolio serves as a source of liquidity while at the same time provides a means to moderate the effects of interest rate changes. The decision to purchase and sell securities from time to time is based upon a current assessment of the economy, the interest rate environment, and capital and liquidity strategies and requirements. BankAtlantic’s investment portfolio does not include credit default swaps, commercial

Financial Services
(BankAtlantic Bancorp)
paper, collateralized debt obligations, structured investment vehicles, auction rate securities or equity securities in Fannie Mae or Freddie Mac.
          Tax Certificates: Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. Certain municipalities bulk sale their entire tax certificates for the prior year by auctioning the portfolio to the highest bidder instead of auctioning each property. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period. During 2008, BankAtlantic discontinued acquiring tax certificates through bulk sale auctions as it experienced higher than historical losses on legacy bulk purchased tax certificates which included properties in distressed areas outside the State of Florida.
          Derivative Investments: From time to time, based on market conditions, BankAtlantic writes call options on recently purchased agency securities (“covered calls”). Management pursues this periodic investment strategy when it believes it will generate non-interest income or alternatively, the acquisition of agency securities on desirable terms. BankAtlantic had no derivative investments outstanding as of December 31, 2008.
          The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

				Corporate
			Mortgage-	Bond		Weighted
	Tax	Tax-Exempt	Backed	and		Average
	Certificates	Securities	Securities	Other	Total	Yield
December 31, 2008
Maturity: (1)
One year or less	$224,434	—	—	—	224,434	6.68%
After one through five years	—	—	101	250	351	3.98
After five through ten years	—	—	36,885	—	36,885	5.16
After ten years	—	—	662,238	—	662,238	4.77

Fair values (2)	$224,434	—	699,224	250	923,908	5.25%

Amortized cost (2)	$213,534	—	687,344	250	901,128	6.00%

Weighted average yield based on fair values	6.68	—	4.79	4.30	5.25
Weighted average maturity (yrs)	1.0	—	23.95	1.67	18.50

December 31, 2007
Fair values (2)	$188,401	—	788,461	681	977,543	5.90%

Amortized cost (2)	$188,401	—	785,682	685	974,768	6.06%

December 31, 2006
Fair values (2)	$195,391	397,244	361,750	675	955,060	6.17%

Amortized cost (2)	$195,391	397,469	365,565	685	959,110	6.05%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the Parent Company with a cost of $3.6 million, $162.6 million, and $88.6 million and a fair value of $4.1 million, $179.5 million, and $99.9 million, at December 31, 2008, 2007 and 2006, respectively, were excluded from the above table. At December 31, 2008, equities held by BankAtlantic with a cost of $0.8 million and a fair value of $0.8 million was excluded from the above table.

Financial Services
(BankAtlantic Bancorp)
          A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2008 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value
Tax certificates and investment securities:
Tax certificates:
Cost equals market	$213,534	10,900	—	224,434
Securities available for sale:
Investment securities:
Cost equals market	250	—	—	250
Market over cost	—	—	—	—
Cost over market	—	—	—	—
Mortgage-backed securities :
Cost equals market	—	—	—	—
Market over cost	654,199	12,863	—	667,062
Cost over market	33,145	—	983	32,162

Total	$901,128	23,763	983	923,908

1)	The above table excludes Parent Company equity securities with a cost of $3.6 million and a fair value of $4.1 million at December 31, 2008. At December 31, 2008, equities held by BankAtlantic with a cost of $0.8 million and a fair value of $0.8 million was excluded from the above table.
          Deposit products and borrowed funds:
          Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through marketing and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicits deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiative. During 2008, BankAtlantic began participating in the Certificate of Deposit Account Registry Services (“CDARS”) program. This program allows BankAtlantic to offer to its customers federally insured deposits up to $50 million. BankAtlantic has also elected to participate in the FDIC’s “Transaction Account Guarantee Program” whereby the FDIC through December 31, 2009 fully insures BankAtlantic’s entire portfolio of non-interest bearing deposits, and interest-bearing deposits with rates at or below fifty basis points and, subject to applicable terms, insures up to $250,000 of other deposit accounts. See note 13 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
          Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB of Atlanta and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans and its securities. In addition, BankAtlantic must maintain certain levels of FHLB stock based upon outstanding advances. See note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.
          Other Short-Term Borrowings: BankAtlantic’s short-term borrowings consist of securities sold under agreements to repurchase, treasury tax and loan borrowings, term auction facilities, and federal funds.
•	Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. See note 16 to the “Notes to Consolidated Financial Statements” for more information

Financial Services
(BankAtlantic Bancorp)
regarding BankAtlantic’s Securities sold under agreements to repurchase borrowings.

•	Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program. Under this program the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See note 15 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Treasury tax and loan borrowings.

•	Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. We also have a borrowing facility with various federal agencies which may place funds with us at overnight rates. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash requirements. These advances are collateralized by a security lien against its consumer loans. See note 15 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s federal funds borrowings.

•	Term auction facilities represent short term borrowings from the Federal Reserve System. These borrowings are collateralized by securities available for sale and are generally at federal fund interest rates which have been lower interest rates than alternative borrowings. See note 15 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s term auction facilities borrowings.

•	BankAtlantic’s other borrowings have floating interest rates and consist of a mortgage-backed bond and subordinated debentures. See note 17 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.
Parent Company
          The Parent Company (“Parent”) operations primarily consist of financing of the capital needs of BankAtlantic and its subsidiaries and management of the asset work-out subsidiary and other investments. In March 2008, the Parent Company used a portion of its proceeds obtained from the Ryan Beck sale to Stifel to form an asset work-out subsidiary which purchased from BankAtlantic $101.5 million of non-performing loans at BankAtlantic’s carrying value. The work-out subsidiary has entered into an agreement with BankAtlantic to service the transferred non-performing loans. The Parent also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide certain human resources, insurance management, investor relations, and other administrative services to the Parent and its subsidiaries. The Parent obtains its funds from issuances of equity and debt securities, proceeds from sales of investment securities, returns on portfolio investments, repayments and pay downs of loans in its workout subsidiary and dividends from its subsidiaries. The Parent provides funds to its subsidiaries as capital contributions for general corporate purposes. The largest expense of the Parent Company is interest expense on junior subordinated debentures issued in connection with trust preferred securities. The Company has the right to defer quarterly payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters without default or penalty. In February and March 2009, the Company notified the trustees under its junior subordinated debentures that it has elected to defer its quarterly interest payments. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Additionally, during the deferral period, the Company will not pay dividends on or repurchase its common stock. The Parent Company deferred the interest and dividend payments in order to preserve its liquidity in response to current economic conditions.

Financial Services
(BankAtlantic Bancorp)
          The Company had the following cash and investments as of December 31, 2008. There is no assurance that these investments will maintain the estimated fair value indicated on the table below or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments.

	As of December 31, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$37,116	—	—	37,116
Equity securities	1,597	—	—	1,597
Private investment securities	2,036	467	—	2,503

Total	$40,749	467	—	41,216

          The Company anticipates receiving additional funds currently estimated at $9.1 million during 2009 as an earn-out payment associated with the sale of Ryan Beck to Stifel.
          The Parent Company’s work-out subsidiary holds the following commercial loans with outstanding balances as of December 31, 2008 by loan category as follows:

(in millions)	Amount
Builder land bank loans	$22
Land acquisition and development loans	17
Land acquisition, development and construction loans	29
Commercial	14

Total commercial loans	$82

Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          The number of employees at the indicated dates was:

	December 31, 2008		December 31, 2007
	Full-	Part-	Full-	Part-
	Time	time	time	time
BankAtlantic Bancorp	6	—	7	—
BankAtlantic	1,698	143	2,207	355

Total	1,704	143	2,214	355

Competition
          The banking and financial services industry is very competitive and is in a transition period. The financial services industry is experiencing a severe downturn and there is increased competition in the marketplace. We expect continued consolidation in the financial service industry creating larger financial institutions. Our primary method of competition is emphasis on relationship banking, customer service and convenience, including our Florida’s Most Convenient Bank and Local Market Management initiatives.

Financial Services
(BankAtlantic Bancorp)
          We face substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.
          We compete for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased competition for deposits could increase our cost of funds, reduce our net interest margin and adversely affect our results of operations.
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
          Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and us or any of BankAtlantic’s affiliates, are subject to various conditions and limitations. See “Regulation of Federal Savings Banks — Transactions with Related Parties.” BankAtlantic must seek approval from the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company. See “Regulation of Federal Savings Banks — Limitation on Capital Distributions.”
BankAtlantic
          BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.
          The following discussion is intended to be a summary of the material banking statutes and regulations applicable to BankAtlantic, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to BankAtlantic.
Regulation of Federal Savings Banks
          Business Activities. BankAtlantic derives its lending and investment powers from HOLA and the regulations of the OTS there under. Under these laws and regulations, BankAtlantic may invest in:
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
          Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2008, BankAtlantic’s limit on loans to one borrower was approximately $77.8 million. At December 31, 2008, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $46.1 million and the second largest borrower had an aggregate balance of approximately $37.8 million.
          QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2008, BankAtlantic maintained approximately 79.0% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2008 and, therefore, was a QTL.
     Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards:
•	a tangible capital requirement for savings banks to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement:

Financial Services
(BankAtlantic Bancorp)
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
          In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by the OTS capital regulations. The OTS monitors the risk management of individual institutions. The OTS may impose an individual minimum capital requirement on institutions that it believes exhibit a higher degree of risk.
          At December 31, 2008, BankAtlantic exceeded all applicable regulatory capital requirements. See note #23 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.
          There currently are no regulatory capital requirements directly applicable to us as a unitary savings and loan holding company apart from the regulatory capital requirements for savings banks that are applicable to BankAtlantic; however, changes in regulations could result in additional requirements being imposed on us.
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
          BankAtlantic may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OTS notified BankAtlantic that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as BankAtlantic is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
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

Financial Services
(BankAtlantic Bancorp)
          These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2008 was approximately $1.0 million.
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

Financial Services
(BankAtlantic Bancorp)
          Sections 22(g) and 22(h) of the FRA, Regulation O of the FRB, Section 402 of the Sarbanes-Oxley Act of 2002, and OTS regulations impose limitations on loans and extensions of credit from BankAtlantic and us to its and our executive officers, directors, controlling shareholders and their related interests. The applicable OTS regulations for savings banks regarding loans by a savings bank to its executive officers, directors and principal shareholders generally conform to the requirements of Regulation O, which is applicable to national banks.
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
          Shared National Credit Program. The Shared National Credit Program is an interagency program, established in 1977, to provide a periodic credit risk assessment of the largest and most complex syndicated loans held or agented by financial institutions subject to supervision by a federal bank regulatory agency. The Shared National Credit Program is administered by the FRB, FDIC, OTS and the Office of the Comptroller of the Currency. The Shared National Credit Program covers any loan or loan commitment of at least $20 million (i) which is shared under a formal lending agreement by three or more unaffiliated financial institutions or (ii) a portion of which is sold to two or more unaffiliated financial institutions with the purchasing financial institutions assuming their pro rata share of the credit risk. The Shared National Credit Program is designed to provide uniformity and efficiency in the federal banking agencies’ analysis and rating of the largest and most complex credit facilities in the country by avoiding duplicate credit reviews and ensuring consistency in rating determinations. The federal banking agencies use a combination of statistical and judgmental sampling techniques to select borrowers for review each year. The selected borrowers are reviewed and the credit quality rating assigned by the applicable federal banking agency’s examination team will be reported to each financial institution that participates in the loan as of the examination date. The assigned ratings are used during examinations of the other financial institutions to avoid duplicate reviews and ensure consistent treatment of these loans. BankAtlantic has entered into participations with respect to certain of its loans and has acquired participations in the loans of other financial institutions which are subject to this program and accordingly these loans may be subject to this additional review.
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

Financial Services
(BankAtlantic Bancorp)
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
          The OTS categorized BankAtlantic as “well capitalized” following its last examination. However, there is no assurance that it will continue to be deemed “well capitalized” even if current capital ratios are maintained in circumstances where asset quality continues to deteriorate.
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
          On January 1, 2007, the Federal Deposit Insurance Reform Act of 2005, or the Reform Act, became effective. The Reform Act, among other things, merged the Bank Insurance Fund and the Savings Association Insurance Fund, both of which were administered by the FDIC, into a new fund administered by the FDIC known as the Deposit Insurance Fund, or DIF, and increased the coverage limit for certain retirement plan deposits to $250,000, but maintained the basic insurance coverage limit of $100,000 for other depositors. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the Stabilization Act, temporarily raised the basic insurance coverage limit to $250,000. The Stabilization Act provides that the basic insurance limit will return to $100,000 after December 31, 2009.
          As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance assessment rate depends on the risk category to which it is assigned. For the quarter which began January 1, 2009, insurance assessment rates range from 12 cents per $100 in assessable deposits for a savings institution in the least risk category (i.e., well capitalized and financially sound with only a few minor weaknesses) to 50 cents per $100 in assessable deposits for a savings institution in the most risk category (i.e., undercapitalized and poses a substantial probability of loss to the DIF unless effective corrective action is taken).

Financial Services
(BankAtlantic Bancorp)
          The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. The FDIC has proposed to adjust, and in certain instances increase, insurance assessment rates for quarters beginning on or after April 1, 2009 as well as impose a special assessment payable September 30, 2009. While the special assessment is under continued discussion, increases in deposit insurance premiums would have an adverse effect on our earnings.
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
          Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankAtlantic was in compliance with this requirement with an investment in FHLB of Atlanta stock at December 31, 2008 of approximately $55 million. During the year ended December 31, 2008, the FHLB of Atlanta paid dividends of approximately $2.8 million on the capital stock held by BankAtlantic. If dividends were reduced or interest on future FHLB advances increased, BankAtlantic’s net interest income would likely also be reduced. The FHLB did not pay a dividend during the fourth quarter of 2008.
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

Financial Services
(BankAtlantic Bancorp)
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

Real Estate Development
(Woodbridge)
Real Estate Development Segments
          Our Real Estate Development activities are comprised of the operations of Woodbridge Holdings Corporation. Woodbridge presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if declared and paid by Woodbridge. Woodbridge is a separate public company and its management prepared the following Item 1. Business regarding Woodbridge which was included in Woodbridge’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us”, “our” or “Parent Company” in the following discussion under the caption “Real Estate Development” are references to Woodbridge and its subsidiaries, and are not references to BFC Financial Corporation.
General Description of Business
          Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our,” or the “Company”) (formerly Levitt Corporation), directly and through its wholly owned subsidiaries, historically has been a real estate development company with activities in the Southeastern United States. We were organized in December 1982 under the laws of the State of Florida. Historically, our operations were primarily within the real estate industry; however, our current business strategy includes the pursuit of investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities. Under this business model, we likely will not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. Net investment gains and other income will be based primarily on the success of our investments as well as overall market conditions.
Business Segments
          In 2008, Woodbridge engaged in business activities through the Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through the Other Operations segment (“Other Operations”), which includes the parent company operations of Woodbridge (the “Parent Company”), the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding in South Carolina prior to the suspension of those activities during the fourth quarter of 2008, and other activities through Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). An equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”) are also included in the Other Operations segment.
          Until November 9, 2007, the Company also engaged in homebuilding activities through Levitt and Sons, LLC (“Levitt and Sons”) and reported results of operations through two additional reporting segments, Primary Homebuilding and Tennessee Homebuilding. On November 9, 2007, Levitt and Sons filed a voluntary bankruptcy petition and, accordingly, the Company deconsolidated Levitt and Sons as of that date. As a result of the deconsolidation of Levitt and Sons, the results of operations of the Primary Homebuilding segment, with the exception of Carolina Oak, and Tennessee Homebuilding segments were only included as separate segments through November 9, 2007, the date of Woodbridge’s deconsolidation of Levitt and Sons (see Note 24 to our audited consolidated financial statements included in Item 8 for financial information of Levitt and Sons). The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (Note 21) to our audited consolidated financial statements contained under Item 8. “Financial Statements and Supplementary Data” for a discussion of trends, results of operations, and other relevant information on each segment.

Real Estate Development
(Woodbridge)
Land Division
          Core Communities was founded in May 1996 to develop a master-planned community in Port St. Lucie, Florida now known as St. Lucie West. Historically, its activities focused on the development of a master-planned community in Port St. Lucie, Florida called Tradition, Florida and a community outside of Hardeeville, South Carolina called Tradition Hilton Head. Tradition, Florida has been in active development for several years, while Tradition Hilton Head is in the early stage of development. As a master-planned community developer, Core Communities engages in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders and commercial, industrial and institutional end-users; and (iv) the development and leasing of commercial space to commercial, industrial and institutional end-users.
          St. Lucie West is a 4,600 acre master-planned community located in St. Lucie County, Florida. It is bordered by Interstate 95 to the west and Florida’s Turnpike to the east. The community blends residential, commercial and industrial developments where residents have access to commerce, recreation, entertainment, religious, and educational facilities all within the community. St. Lucie West is completely sold out and substantially built out. There are more than 6,000 homes in St. Lucie West housing nearly 15,000 residents.
          Tradition, Florida encompasses more than 8,200 total acres and is planned to include a 4.5-mile long employment corridor along I-95, educational and health care facilities, commercial properties, residential developments and other uses in a series of mixed-use parcels. As part of the employment corridor, a 120-acre research park is being marketed as the Florida Center for Innovation at Tradition (“FCI”), within which the Torrey Pines Institute for Molecular Studies (TPIMS) has built its new headquarters. FCI is planned to consist of just under two million square feet of research and development space, a 300 bed Martin Memorial Health Systems hospital, a 27-acre lake with a 1-mile fitness trail and recreational amenities, state-of-the-art fiber optic cabling, underground electrical power and proximity to high-quality housing, restaurants, hotels and shopping. Mann Research Center also purchased a 22.4 acre parcel within the FCI on which it intends to build a 400,000-square-foot life sciences complex. Oregon Health & Science University’s Vaccine and Gene Therapy Institute also announced plans to locate a 120,000-square-foot facility within FCI. Special assessment bonds are being utilized to provide financing for certain infrastructure developments.
          Tradition Hilton Head encompasses almost 5,400 total acres and is currently entitled for up to 9,500 residential units and 1.5 million square feet of commercial space, in addition to recreational areas, educational facilities and emergency services.
          Our Land Division recorded $11.3 million in sales in 2008 compared to $16.6 million in 2007 as demand for residential and commercial inventory in Florida remained slow. The overall slowdown in the real estate markets and disruptions in credit markets continue to have a negative effect on demand for residential land in our Land Division which historically was partially mitigated by increased commercial leasing revenue. Traffic at the Tradition, Florida information center remains slow, reflecting the overall state of the Florida real estate market. In response to these market conditions, the Land Division has concentrated on commercial property. In addition to sales of parcels to developers, the Land Division plans to continue to internally develop certain projects for leasing to third parties subject to market demand. Core generated higher revenues in 2008 compared to 2007 due to increased rental income associated with the leasing of certain commercial properties and increased revenues relating to irrigation services provided to homebuilders, commercial users, and the residents of Tradition, Florida. Retailers at Tradition, Florida include nationally branded retail stores such as Target, Babies R Us, Bed, Bath and Beyond, Office Max, The Sports Authority, TJ Maxx, Petsmart, LA Fitness and Old Navy.

Real Estate Development
(Woodbridge)
          Our Land Division’s land in development and relevant data as of December 31, 2008 were as follows:

			Closed		Non-		Third
	Date	Acres	Acres	Current	Saleable	Saleable	Party	Acres
	Acquired	Acquired	(a)	Inventory	Acres (b)	Acres (b)	Backlog	Available
Currently in Development
Tradition, Florida	1998 - 2004	8,246	1,831	6,415	2,583	3,832	—	3,832
Tradition Hilton Head	2005	5,390	166	5,224	2,417	2,807	10	2,797

Total Currently in Development		13,636	1,997	11,639	5,000	6,639	10	6,629

(a)	Closed acres for Tradition Hilton Head include 150 acres owned by Carolina Oak, a wholly owned subsidiary of Woodbridge. The revenue from this sale was eliminated in consolidation.

(b)	Actual saleable and non-saleable acres may vary over time due to changes in zoning, project design, or other factors. Non-saleable acres include, but are not limited to, areas set aside for roads, parks, schools, utilities, wetlands and other public purposes.
Other Operations
          Other Operations consist of the operations of our Parent Company, Carolina Oak, and Pizza Fusion, other activities through Cypress Creek Capital and Snapper Creek, our equity investment in Bluegreen and an investment in Office Depot.
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
          During 2008, we began evaluating our investment in Bluegreen for other-than-temporary impairment in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1/FAS 124-1”), Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, (“APB No. 18”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 59 (“SAB No. 59”) as the fair value of the Bluegreen stock had fallen below the carrying value of our investment in Bluegreen of approximately $12 per share. We analyzed various quantitative and qualitative factors including our intent and ability to hold the investment, the severity and duration of the impairment and the prospects for the improvement of fair value. On July 21, 2008, Bluegreen’s Board of Directors entered into a non-binding letter of intent for the sale of Bluegreen’s outstanding common stock for $15 per share to a third party, with a due diligence and exclusivity period through September 15, 2008. This due diligence and exclusivity period was subsequently extended through November 15, 2008. In October 2008, Bluegreen disclosed that the third party buyer had been unable to obtain the financing necessary to execute a sale transaction, therefore, no assurances could be provided that a sale would be completed. As of December 31, 2008, the exclusivity period had expired and Bluegreen was not able to consummate a sale.

Real Estate Development
(Woodbridge)
          At September 30, 2008, our investment in Bluegreen was $119.4 million compared to the $65.8 million trading value (calculated based upon the $6.91 closing price of Bluegreen’s common stock on the New York Stock Exchange on September 30, 2008). We determined that our investment in Bluegreen was other-than-temporarily impaired due to the severity of the decline in the fair value of the investment, the probability that a sale could not be executed by Bluegreen, and due to the deterioration of the debt and equity markets in the third quarter of 2008. Therefore, we recorded an impairment charge of $53.6 million, adjusting the carrying value of our investment in Bluegreen to $65.8 million at September 30, 2008. Additionally, after further evaluation of our investment in Bluegreen as of December 31, 2008, based on, among other things, the continued decline of Bluegreen’s common stock price and the continued deterioration of the equity markets, we determined that an additional impairment of the investment in Bluegreen was appropriate. Accordingly, we recorded a $40.8 million impairment charge (calculated based upon the $3.13 closing price of Bluegreen’s common stock on the New York Stock Exchange on December 31, 2008) and adjusted the carrying value of our investment in Bluegreen to $29.8 million. On March 13, 2009, the closing price of Bluegreen’s common stock was $1.12 per share.
          Bluegreen has announced that it is implementing strategic initiatives in order to conserve cash that will significantly reduce sales, eliminate certain marketing programs, and reduce capital spending and overhead by eliminating a significant number of employees, among other things. During the fourth quarter of 2008, Bluegreen recorded $15.6 million in restructuring charges in connection with the implementation of these initiatives and recorded an $8.5 million impairment charge related to its goodwill.
Investment in Office Depot
          During March 2008, we, together with Woodbridge Equity Fund LLLP, a newly formed limited liability limited partnership wholly-owned by us, purchased 3,000,200 shares of Office Depot common stock, which represented approximately one percent of Office Depot’s outstanding stock. These Office Depot shares were acquired at an average price of $11.33 per share for an aggregate purchase price of approximately $34.0 million. During June 2008, we sold 1,565,200 shares of Office Depot common stock at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million.
          During December 2008, we performed an impairment analysis of our remaining investment in Office Depot common stock in accordance with FSP FAS 115-1/FAS 124-1. As result of the impairment analysis, we concluded that based on deteriorating economic conditions which could negatively impact the future earning potential of Office Depot, the continued decline of the Office Depot stock price, the continued decline in the overall economy and credit markets and the unpredictability of the recovery of the Office Depot stock price, there was an other-than-temporary impairment associated with our investment in Office Depot. As a result, we recorded an other-than-temporary impairment charge of approximately $12.0 million representing the difference of the average cost value of $11.33 per share and the fair value of $2.98 per share as of December 31, 2008, which represented our new basis in this investment. On March 13, 2009, the closing price of Office Depot’s common stock on the New York Stock Exchange was $1.10 per share.
Acquisition of Pizza Fusion
          Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries. Founded in 2006, Pizza Fusion was operating 16 locations in Florida and California through December 31, 2008 and entered into franchise agreements to open an additional 14 stores over 2009.
          On September 18, 2008, our wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to an additional 1,500,000 shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. We also have options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share and, upon exercise of such options, will receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a 10 year term and are subject to earlier termination under certain circumstances.

Real Estate Development
(Woodbridge)
          We evaluated our investment in Pizza Fusion under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and determined that Pizza Fusion is a Variable Interest Entity (“VIE”). Furthermore, we concluded that we are the primary beneficiary and as such, consolidated the financial statements of Pizza Fusion as of September 18, 2008. We will continue to review our primary beneficiary status for any potential changes in ownership or capital structure that may cause us to reconsider whether we should continue to consolidate the financial statements of Pizza Fusion. The financial statements of Pizza Fusion at December 31, 2008 were not material. See (Note 3) to our audited consolidated financial statements for further information.
Carolina Oak
          In 2007, we acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC), for the following consideration: (i) assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million.
          During the fourth quarter of 2008, as a result of, among other things, a further deterioration in consumer confidence, an overall softening of demand for new homes, a decline in the overall economy, increasing unemployment, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market, we made a decision to suspend Carolina Oak’s homebuilding activities until the residential housing market improves. Consequently, the purchase agreement between Carolina Oak and Core Communities of South Carolina was canceled and the $400,000 deposit was forfeited. Carolina Oak sold and delivered 8 units during 2008 and, as of December 31, 2008, had 6 completed unsold units. Carolina Oak has an additional 91 lots that are ready and available for home construction. The community was originally planned to consist of approximately 403 additional units. However, there can be no assurance as to when homebuilding activities in this community will be resumed.
          At December 31, 2008, we reviewed Carolina Oak project’s inventory of real estate for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The estimated fair market value of the project was determined based on an appraisal performed by an independent third party. The independent appraisal considered, among other things, general economic conditions, competition in the market where the community is located, alternative product offerings that may impact sales price, the number of homes that can be built on the site, and alternative uses for the property such as the possibility of a sale of the entire community to another builder or the sale of individual home sites. We assessed the fair value of the project based on the appraisal performed by a third party because we believe an independent appraisal is the best estimate in determining fair value under the current circumstances. As a result of the analysis, we recorded an impairment charge of $3.5 million in cost of sales for the year ended December 31, 2008, which is reflected in the Other Operations segment.
          As previously reported, the results of operations and financial condition of Carolina Oak as of and for the years ended December 31, 2007 and 2006 were included in the Primary Homebuilding segment because its financial metrics were similar in nature to the other homebuilding projects within that segment. However, due to our acquisition of Carolina Oak and the deconsolidation of Levitt and Sons, which comprised our Primary and Tennessee Homebuilding segments, as of November 9, 2007, the results of operations and financial condition of Carolina Oak as of and for the year ended December 31, 2008 are included in the Other Operations segment.
Corporate Headquarters
          Through May 2008, our 80,000 square foot office building served as our corporate office in Fort Lauderdale, Florida. We relocated our corporate headquarters to a smaller space at the BankAtlantic corporate offices pursuant to a sublease agreement with BFC Financial Corporation, our controlling shareholder (“BFC”). Our previous corporate headquarters building is currently 50% occupied by an unaffiliated third party pursuant to a lease which expires in 2010. We will continue to seek to lease the vacated space in our former corporate headquarters to third parties, including our affiliates, in 2009. We evaluated the former corporate headquarters office building for

Real Estate Development
(Woodbridge)
impairment in accordance with SFAS No. 144 and determined that the carrying value approximated fair value and, therefore, no impairment was deemed necessary.
Other Investments and Joint Ventures
          In the past we have sought to mitigate the risks associated with certain real estate projects by entering into joint ventures.
          We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement was limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Levitt Commercial, LLC, our wholly-owned subsidiary (“Levitt Commercial”) owned a 20% interest in Altman Longleaf, LLC, which owned a 20% interest in this joint venture. This joint venture developed a 298-unit apartment complex in Melbourne, Florida, with construction commencing in 2004 and ending in 2006. An affiliate of our joint venture partner was the general contractor. Our original capital contributions totaled approximately $585,000 and we have received approximately $1.2 million in distributions since 2004. In December 2008, our interest in the joint venture was sold and we received approximately $182,000 as a result of the sale and we were released from any potential obligation of indemnity which may have arisen in connection with the joint venture.
Levitt Commercial
          In 2007, our Other Operations segment also consisted of Levitt Commercial, which was formed in 2001 to develop industrial, commercial, retail and residential properties. In 2007, Levitt Commercial ceased development activities after it sold all of its remaining units. Levitt Commercial’s revenues for the year ended December 31, 2007 amounted to $6.6 million which reflected the delivery of the remaining 17 flex warehouse units at its remaining development project.
Homebuilding Division
          Acquired in December 1999, Levitt and Sons was a developer of single family homes and townhome communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Levitt and Sons operated in two reportable segments, Primary Homebuilding and Tennessee Homebuilding.
          Increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements has negatively affected sales, deliveries and margins throughout the homebuilding industry. In both the Primary Homebuilding and Tennessee Homebuilding segments, Levitt and Sons experienced decreased orders, decreased margins and increased cancellation rates on homes in backlog. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as buyers’ fears about the direction of the market, exerted a continuous cycle of downward pricing pressure for residential homes.
          On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida ( the“Bankruptcy Court”). The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. See Item 3. “Legal Proceedings” for the current status of the Chapter 11 Cases.
          In connection with the filing of the Chapter 11 Cases, we deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from our financial results of operations. As a result of the deconsolidation of Levitt and Sons, in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”), we recorded our interest in Levitt and Sons under the cost method of accounting. Under cost method accounting, income is recognized only to the extent of cash received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which

Real Estate Development
(Woodbridge)
time any recorded loss in excess of the investment in Levitt and Sons can be recognized into income. As of November 9, 2007, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due from Levitt and Sons of $67.8 million at Woodbridge resulting in a net negative investment of $55.2 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. During the pendency of the Chapter 11 Cases, we also incurred certain administrative costs in the amount of $1.6 million and $748,000 for the years ended December 31, 2008 and 2007, respectively, relating to certain services and benefits provided by us in favor of the Debtors. These costs included the cost of maintaining employee benefit plans, providing accounting services, human resources expenses, general liability and property insurance premiums, payroll processing expenses, licensing and third-party professional fees (collectively, the “Post Petition Services”).
          As previously reported, the results of operations for the year ended December 31, 2007 included the results of operations for the Debtors through November 9, 2007, with the exception of Carolina Oak, which was included for the full year in 2007 as it was not part of the Chapter 11 Cases as discussed above.
Recent Developments
Bankruptcy of Levitt and Sons
          On February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement we entered into on June 27, 2008 (See Item 3 “Legal Proceedings”). No appeal or rehearing of the court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the settlement agreement. The cost of settlement and reversal of the related $52.9 million liability will be recognized into income in the first quarter of 2009. See Item 3. “Legal Proceedings” for further discussion of the Chapter 11 Cases.
Executive Compensation Program
          On September 29, 2008, our Board of Directors approved the terms of incentive programs for certain of our employees including certain of our named executive officers, pursuant to which a portion of their compensation will be based on the cash returns realized by us on our investments. The programs relate to the performance of existing investments and new investments designated by the Board (together, the “Investments”). All of our investments have been or will be held by individual limited partnerships or other legal entities established for such purpose. Participating executives and employees will have interests in the entities, which will be the basis of their incentives under the programs. Our named executive officers may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole.
          Woodbridge, in its capacity as investor in the investment program, will be entitled to receive a return of its invested capital and a specified rate of return on its invested capital prior to our executive officers or employees being entitled to receive any portion of the realized profits (the share to which they may be entitled is referred to as the “Carried Interest”). For existing investments, the amount of invested capital was determined as of September 1, 2008, by our Board of Directors. Once we receive our priority return of our invested capital and the stated return (which accrues from September 1, 2008), we will also generally be entitled to additional amounts that provide it with (i) at least approximately 87% of the aggregate proceeds related to our status as an investor in excess of our invested capital in that investment, plus (ii) at least 35% of all other amounts earned from third parties with respect to that investment (i.e., income not related to our status as an investor, such as management fees charged to third parties). The remaining proceeds will be available under the incentive programs for distribution among those employees directly responsible for the relevant Investments and our executive officers. The compensation committee of our Board of Directors will determine the allocations to our named executive officers. These

Real Estate Development
(Woodbridge)
allocations are identified in advance for each of the executive officers. Although the compensation committee can alter these allocations on a prospective basis, the total amount payable to employees and officers cannot be changed. Management will determine the amounts to be allocated among the other employee participants. The incentive programs relating to both individual investments and the program established for the executive officers with respect to the overall performance of the portfolio of investments contain clawback obligations that are intended to reduce the risk that the participants will be distributed amounts under the programs prior to our receipt of at least a return of our invested capital and the stated return. To the extent that named executive officers participate in the performance of a particular investment, their clawback obligations nevertheless refer to the performance of the portfolio as a whole. The programs contemplate that the clawback obligations will be funded solely from holdback accounts established with respect to each participant. Amounts equal to a portion of Carried Interest distribution to such participant (initially 25% and which can be increased, when appropriate, to as high as 75%) will be deposited into holdback accounts or otherwise made available for our benefit. There are also general vesting and forfeiture provisions applicable to each participant’s right to receive any Carried Interest, the terms of which may vary by individual. Our Board of Directors believes that the above-described incentive plans appropriately align payments to participants with the performance of our Investments.
          The “Executive Incentive Plan” which set forth the terms of the Carried Interests of certain executive officers in the performance of the overall investments of Woodbridge and the “Investment Programs” entered into to date which set forth the Carried Interests of employees and certain executive officers in the performance of particular individual investments embody the legally binding terms of the incentive arrangements, which were executed on March 13, 2009.
Acquisition of Pizza Fusion
          On September 18, 2008, our wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to an additional 1,500,000 shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. See (Note 3) to our audited consolidated financial statements for further details regarding the acquisition of Pizza Fusion.
Reclassification of Discontinued Operations
          In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects (the “Projects”). As the criteria for assets held for sale had been met in accordance with SFAS No. 144, the assets were reclassified to assets held for sale and the liabilities related to those assets were reclassified to liabilities related to assets held for sale in prior periods. The results of operations for these assets were reclassified as discontinued operations in the third quarter of 2007 and we ceased recording depreciation expense on these Projects. During the fourth quarter of 2008, we determined that given the difficulty in predicting the timing or probability of a sale of these assets associated with the Projects as a result of, among other things, the economic downturn and disruptions in credit markets, the requirements of SFAS No. 144 necessary to classify these assets held for sale and to be included in discontinued operations were no longer met and management could not assert the Projects can be sold within a year. Therefore, the results of operations for these Projects were reclassified for the three years ending December 31, 2008 back into continuing operations in the consolidated statements of operations. In accordance with SFAS No. 144, we recorded a depreciation recapture of $3.2 million at December 31, 2008 to account for the depreciation not recorded while the assets were classified as discontinued operations. Total assets and liabilities related to the Projects were $92.7 million and $76.1 million, respectively, for the year ended December 31, 2008, and $96.2 million and 80.1 million, respectively, for the year ended December 31, 2007. In addition, total revenues related to the Projects for the years ended December 31, 2008, 2007 and 2006 were $8.7 million, $4.7 million and $1.8 million, respectively, while income (loss) related to the assets for the same periods in 2008, 2007 and 2006 was $6.0 million, $1.8 million and $(21,000), respectively.

Real Estate Development
(Woodbridge)
Business Strategy
          Our business strategy involves the following principal goals:
          Continue to develop master-planned communities. While The Land Division’s strategy has generally been focused on the development of its master-planned communities in Florida and South Carolina, current economic conditions have required that development activities be reduced to a minimum. As supply and demand for both commercial and residential development approach a more reasonable balance, Core will further evaluate its position to determine when it may be economically feasible to once again initiate more expansive development activities than currently exist. Nevertheless, Core continues to market parcels to homebuilders, and the Land Division continues to focus on its commercial operations through sales to developers and through its efforts to internally develop projects for leasing to third parties. A major component of Core’s long term strategy is the development of communities that will responsibly serve its residents and businesses. The overall goal of its developments is to facilitate a regional roadway network and establish model communities that will set an example for future development. Core has established a series of community design standards which have been incorporated into the overall planning effort of master-planned communities including: utilizing a mix of housing types, including single-family neighborhoods and a variety of higher density communities; and having a neighborhood Town Center, Community School parcels, a workplace environment and community parks. The intent is to establish well-planned, innovative communities that are sustainable for the long-term.
          We view our commercial projects opportunistically and intend to periodically evaluate the short and long term benefits of retention or disposition. Margins on land sales and the many factors which impact the margin have and may continue to fall below historical levels given the current downturn in the real estate markets. Recent trends in home sales may require us to continue to hold our land inventory longer than originally projected. We intend to review each parcel ready for development to determine whether to market the parcel to third parties, to internally develop the parcel for leasing, or hold the parcel and determine later whether to pursue third party sales or internal development opportunities. Our decision will be based, in part, on the condition of the commercial real estate market and our evaluation of future prospects. Our land development activities in our master-planned communities offer a source of land for future homebuilding by others. Much of our master-planned community acreage is under varying development orders and is not immediately available for construction or sale to third parties at prices that maximize value. Third-party homebuilder sales remain an important part of our ongoing strategy to generate cash flow, maximize returns and diversify risk, as well as to create appropriate housing alternatives for different market segments in our master-planned communities.
          Operate efficiently and effectively. We raised a significant amount of capital in 2007 through a rights offering and have implemented significant reductions in workforce levels. We intend to continue our focus on aligning our staffing levels with business goals and current and anticipated future market conditions. We also intend to continue to focus on expense management initiatives throughout the organization.
          Pursue investment opportunities. We intend to pursue acquisitions and investments, using a combination of our cash and stock and third party equity and debt financing. These investments may be within or outside of the real estate industry and may also include investments with affiliated entities. We also intend to explore a variety of funding structures which might leverage or capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, or majority or minority, non-controlling interests in companies. Investing on this basis will present additional risks, including the risks inherent in the industries in which we invest and potential integration risks if we seek to integrate the acquired operations into our operations.
Seasonality
          We have historically experienced volatility, but not necessarily seasonality, in our results of operations from quarter-to-quarter due to the nature of the real estate business. Historically, land sale revenues have been sporadic and have fluctuated dramatically. In addition, margins on land sales and the many factors which impact margins may remain below historical levels given the current downturn in the real estate markets where we own properties. We are focusing on maximizing our sales efforts with homebuilders at our master-planned communities.

Real Estate Development
(Woodbridge)
However, due to the uncertainty in the real estate market, we expect to continue to experience a high level of volatility in our Land Division and Other Operations segment.
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
          In addition, there are relatively low barriers to entry into the real estate market. There are no required technologies that would preclude or inhibit competitors from entering our markets. Our competitors may independently develop land. A substantial portion of our operations are in Florida and South Carolina, and we expect to continue to face additional competition from new entrants into our markets.
Employees
          As of December 31, 2008, we employed a total of 84 individuals, of which 55 were part of our Land Division and 29 were part of our Other Operations segment. Our employees are not represented by any collective bargaining agreements and we have never experienced a work stoppage. We believe our employee relations are satisfactory. In January 2009, as part of our continuing efforts to align our staffing levels with our current operations, 14 employees were terminated in our Land Division.
Additional Information
          Our Internet website address is www.woodbridgeholdings.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into this Annual Report on Form 10-K.
          Our website also includes printable versions of our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters for each of the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors.
Executive Officers of Woodbridge Holdings Corporation

Name	Position	Age
Alan B. Levan	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	64
John E. Abdo	Vice-Chairman of the Board	65
Seth M. Wise	President	39
John K. Grelle	Chief Financial Officer (Principal Accounting Officer)	65
          Alan B. Levan has been the Chairman and Chief Executive Officer of Woodbridge Holdings Corporation and its predecessors, and has held the same roles at BFC Financial Corporation since 1978. Mr. Levan is also Chairman, President and CEO of BankAtlantic Bancorp. He possesses extensive experience in the management of portfolio companies and serves on the board of directors of several BFC and Woodbridge-related companies, including Bluegreen.
          John E. Abdo has been the Vice Chairman of Woodbridge Holdings Corporation and its predecessors since its inception and of BFC Financial Corporation since 1993, while serving as a BFC board member since 1988. He has been the Vice Chairman of the Board of Directors and Chairman of the Executive Committee of BankAtlantic Bancorp, Inc. since 1987. He is also Vice Chairman of the Board of Directors of Bluegreen Corporation, and a member of the Board of Directors of Benihana, Inc.

Real Estate Development
(Woodbridge)
          Seth M. Wise, President of Woodbridge Holdings Corporation has worked in the real estate industry for over twenty years. He also serves as President of Woodbridge subsidiary Core Communities. He began his career in commercial lending as a credit analyst at BankAtlantic. Mr. Wise spent 5 years in retail leasing as a Senior Leasing Executive with the Washington, D.C. based Targoff and Company and then joined the Abdo Companies as a development partner in 1996. In 2001, he joined Woodbridge Holdings Corporation as President of the commercial development subsidiary, Levitt Commercial. He then became Executive Vice President of Woodbridge Holdings Corporation in 2003 and ultimately named its President in 2005.
          John K. Grelle has been the Chief Financial Officer of Woodbridge Holdings Corporation since 2007. From 2003 through October 2007, when Mr. Grelle joined Tatum, LLC, Mr. Grelle was the founder and principal of a business formation and strategic development consulting firm. From 1996 through 2003, Mr. Grelle served as Senior Vice President and Chief Financial Officer of ULLICO Inc., a financial services conglomerate with assets in excess of $4 billion and, from 1993 through 1995, he served as Managing Director of DCG Consulting.

ITEM 1A. RISK FACTORS
We have in the past incurred cash flow deficits that we expect will continue in the future.
          BFC is a holding company engaged in making investments in operating businesses which has no revenue generating operating activities. Accordingly, we have in the past incurred cash flow deficits at the BFC parent company level and expect to continue to do so in the foreseeable future. We incurred operating and investing cash flow deficits of $5.9 million and $2.5 million, respectively, during the year ended December 31, 2008. We have financed these operating cash flow deficits with available working capital. At December 31, 2008, BFC’s cash and cash equivalents balance was approximately $9.7 million. Since our business strategy involves primarily holding long-term investments and neither BankAtlantic Bancorp nor Woodbridge is expected to declare dividends to its common shareholders in 2009, our investments made are not expected to generate cash flow to BFC in the near term. As a result, if cash flow is not sufficient to fund our operating expenses in the future, we may be forced to reduce operating expenses, to liquidate some of our investments or to seek to fund the expenses from the proceeds of additional equity or debt financing. There is no assurance that any such financing would be available on commercially reasonable terms, if at all, or that we would not be forced to liquidate our investments at depressed prices.
Adverse conditions and events where our investments are currently concentrated could continue to adversely impact our results and future growth.
          BankAtlantic Bancorp’s business, the location of BankAtlantic’s branches and the real estate collateralizing its commercial real estate loans are concentrated in Florida. Further, Woodbridge’s operations are concentrated in Florida and South Carolina. Economic conditions generally, and the economies of both Florida and South Carolina in particular have adversely impacted the results and prospects of BankAtlantic Bancorp and Woodbridge. Further each of the states is subject to the risks of natural disasters, such as tropical storms and hurricanes. The continued impact of the economic downturn, natural disaster or adverse changes in laws or regulations applicable to the companies could impact the credit quality of BankAtlantic’s assets, the desirability of Woodbridge’s properties, the financial performance of Woodbridge’s and BankAtlantic’s customers and the overall success of Woodbridge and BankAtlantic.
Regulatory restrictions, bank performance and the terms of indebtedness limit or restrict BankAtlantic Bancorp’s ability to pay dividends which may impact our cash flow.
          At December 31, 2008, we held approximately 30% of the outstanding common stock of BankAtlantic Bancorp. Dividends by BankAtlantic Bancorp are subject to a number of conditions, including the cash flow and profitability of BankAtlantic Bancorp, declaration of dividends by BankAtlantic Bancorp’s Board of Directors, compliance with the terms of outstanding indebtedness, and regulatory restrictions applicable to BankAtlantic. For the year 2008, we received $208,000 in dividends from BankAtlantic Bancorp.
          BankAtlantic Bancorp is a separate publicly traded company whose Board of Directors includes a majority of independent directors as required by the listing standards of the New York Stock Exchange. Decisions made by BankAtlantic Bancorp’s Board are not within our control and may not be made in our best interests.
          The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon adequate cash holdings, which are driven by the results of operations, financial condition and cash requirements of BankAtlantic Bancorp, and the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Due to BankAtlantic’s recent net losses, BankAtlantic has decided to suspend dividends to BankAtlantic Bancorp. In addition, if BankAtlantic participates in the TARP Capital Purchase Program, its ability to pay dividends to BankAtlantic Bancorp in the future will be subject to the restrictions contained in that program. In February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp will not pay dividends to its common shareholders. BankAtlantic Bancorp can end the deferral period at any time.
          Accordingly, BFC does not expect to receive dividends from BankAtlantic Bancorp during 2009.
Restrictions, operating performance and the terms of indebtedness limit the ability for Woodbridge to pay dividends, which may impact our cash flow.
          Woodbridge paid a quarterly dividend in the first quarter of 2007 of $0.02 per share on its Class A and Class B common stock. This resulted in the Company receiving approximately $66,000 during the three months ended March 31, 2007. However, Woodbridge has not paid any dividends on its Class A or Class B common stock since the first quarter of 2007, and the Company does not anticipate that it will be receiving additional dividends from Woodbridge for the foreseeable future based on current economic conditions and the conditions of the real estate market. Woodbridge may also be limited contractually from paying dividends by the terms of its outstanding indebtedness. Future dividends from Woodbridge are subject to approval by Woodbridge’s Board of Directors (a majority of whom are independent directors) and will depend upon, among other factors, Woodbridge’s results of operations and financial condition.
Our activities and our subsidiaries’ activities are subject to a wide range of regulatory requirements that could have a material adverse effect on our business.
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
          In addition, unlike bank holding companies, as unitary savings and loan holding companies, BFC and BankAtlantic Bancorp are not currently subject to capital requirements. However, the OTS has indicated that it may, in the future, impose capital requirements on savings and loan holding companies. The OTS may also in the future adopt regulations that would affect BankAtlantic Bancorp’s operations, including BankAtlantic Bancorp’s ability to pay dividends or to engage in certain transactions or activities. See Financial Services “Regulation and Supervision.”
Certain members of our Board of Directors and certain of our executive officers are also directors and executive officers of our affiliates.
          Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, are also members of the Boards of Directors and/or executive officers of BankAtlantic Bancorp, BankAtlantic, Woodbridge, Bluegreen and Benihana. Neither Mr. Levan nor Mr. Abdo is obligated to allocate a specific amount of time to the management of the Company, and they may devote more time and attention to the operations of our affiliates than they devote directly to our operations. Additionally, D. Keith Cobb, a member of our Board of Directors is a member of the Board of Directors of BankAtlantic Bancorp and BankAtlantic.

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
•	general economic conditions, and the disruptions in the financial markets which have adversely impacted consumer spending patterns and the availability and cost of credit may continue to impact Benihana or deteriorate further;
•	the failure of existing or new restaurants to perform as expected;
•	The inability to construct new restaurants and remodel existing restaurants within projected budgets and time periods;
•	increases in the minimum wage;
•	intense competition in the restaurant industry;
•	the food service industry is affected by litigation and publicity concerning food quality, health and other issues, which could cause customers to avoid a particular restaurant, result in significant liabilities or litigation costs or damage reputation or brand recognition; and
•	Implementing growth and renovation strategies may strain available resources.
Issuance of Additional Securities In The Future.
          There is generally no restriction on our ability to issue debt or equity securities which are pari passu or have a preference over our Class A Common Stock. Likewise, there is also no restriction on the ability of BankAtlantic Bancorp or Woodbridge to issue additional capital stock or incur additional indebtedness. Authorized but unissued shares of our capital stock are available for issuance from time to time at the discretion of our Board of Directors, including issuances in connection with acquisitions.
Our portfolio of equity securities and our investments in BankAtlantic Bancorp and Woodbridge subjects us to equity pricing risks.
          Because BankAtlantic Bancorp and Woodbridge are consolidated in the Company’s financial statements, the decline in the market price of their stock would not impact the Company’s consolidated financial statements. However, the continued decline in the market price of either of these securities would likely have an effect on the market price of our common stock and the market price of our common stock and our directly held equity securities are important to the valuation and financing capability of BFC.
          Also, we have an investment in Benihana Series B Convertible Preferred Stock (“Benihana Preferred Stock”) for which no current market is available (unless converted into common stock). The 800,000 shares of Benihana Series B Convertible Preferred Stock owned by the Company are convertible into 1,578,943 shares of Benihana Common Stock. At December 31, 2008, if converted, the aggregate market value of such shares would have been $3.3 million.
          The ability to realize or liquidate these investments will depend on future market and economic conditions and the ability to register the shares of Benihana’s common stock in the event of the conversion of our shares of Benihana Series B Convertible Preferred stock, all of which are subject to significant risk.

Our control position may adversely affect the market price of BankAtlantic Bancorp’s and Woodbridge’s Class A Common Stock.
          As of December 31, 2008, we owned all of BankAtlantic Bancorp’s issued and outstanding Class B Common Stock and 2,389,697 shares or approximately 23% of BankAtlantic Bancorp’s issued and outstanding Class A Common Stock, and we owned all of Woodbridge’s issued and outstanding Class B Common Stock and 3,735,392 shares, or approximately 22% of Woodbridge’s issued and outstanding Class A Common Stock. Our share holdings in BankAtlantic Bancorp represent approximately 59% of its total voting power, and our share holdings in Woodbridge represent approximately 59% of its total voting power. Since the Class A Common Stock and Class B Common Stock of each of BankAtlantic Bancorp and Woodbridge vote as a single group on most matters, we are in a position to control BankAtlantic Bancorp and Woodbridge and elect BankAtlantic Bancorp’s and Woodbridge’s Boards of Directors. As a consequence, we have the voting power to significantly influence the outcome of any shareholder vote of BankAtlantic Bancorp and Woodbridge, except in those limited circumstances where Florida law mandates separate class votes. Our control position may have an adverse effect on the market prices of BankAtlantic Bancorp’s and Woodbridge’s Class A Common Stock.
Alan B. Levan And John E. Abdo’s Control Position May Adversely Affect The Market Price Of Our Common Stock.
          Alan B. Levan, our Chairman of the Board of Directors and Chief Executive Officer, and John E. Abdo, our Vice Chairman of the Board of Directors, may be deemed to have beneficially owned, at December 31, 2008, approximately 23% and 14%, respectively, of the outstanding shares of our total common stock. Collectively, these shares represented approximately 74% of our total voting power at December 31, 2008. Additionally, Alan B. Levan and John E. Abdo have agreed to vote their shares of our Class B common stock in favor of the election of the other to our Board of Directors for so long as they are willing and able to serve as directors of the Company. Further, John E. Abdo has agreed, subject to certain exceptions, not to transfer certain of his shares of our Class B Common Stock and to obtain the consent of Alan B. Levan prior to the conversion of certain of his shares of our Class B common stock into shares of our Class A Common Stock. Since our Class A Common Stock and Class B Common Stock vote as a single class on most matters, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote and elect the members of our Board of Directors. Alan B. Levan and John E. Abdo’s control position may have an adverse effect on the market price of our common stock, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. Alan B. Levan’s and John E. Abdo’s interests may conflict with the interests of our other shareholders.
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

Financial Services
(BankAtlantic Bancorp)
Financial Services Risk Factors
          Our Financial Services activities consist of BankAtlantic Bancorp results of operations, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1A. Risk Factors regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” , “our” or “Parent Company” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
Adverse market conditions have affected and may continue to affect the financial services industry as well as our business and results of operations.
          Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing market and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments at all financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions including BankAtlantic. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. The difficult conditions in the financial markets and real estate markets are not expected to improve in the foreseeable future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on BankAtlantic and others in the financial services industry. In particular, we may face the following risks in connection with these events:
•	BankAtlantic’s borrowers may be unable to make timely repayments of their loans, or the value of real estate collateral securing the payment of such loans may decrease which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which would increase levels of non-performing loans resulting in significant credit losses, increased expenses and could have a material adverse effect on our operating results.
•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions or government entities.
•	Increased regulation of the industry may increase costs and limit BankAtlantic’s activities and operations.
•	Increased competition among financial services companies based on the recent consolidation of competing financial institutions and the conversion of investment banks into bank holding companies, may adversely affect BankAtlantic’s ability to market its products and services.
•	BankAtlantic may be required to pay significantly higher FDIC deposit premiums and assessments.
•	Consumer confidence in the financial industry has weakened and individual wealth has deteriorated, which could lead to declines in deposits and impact liquidity.
•	Continued asset valuation declines could adversely impact our credit losses and result in additional goodwill and other asset impairments.

Financial Services
(BankAtlantic Bancorp)
There can be no assurance that recent steps taken by Congress, the FDIC and the Federal Reserve will stabilize the U.S. financial system.
          On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). The legislation was in response to the financial crises affecting the banking system and financial markets, and going concern threats to investment banks and other financial institutions. The U.S. Department of Treasury (the “U.S. Treasury”) and federal banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the U.S. Treasury’s Capital Purchase Program (the “CPP”), pursuant to which the U.S. Treasury has made senior preferred stock investments in participating financial institutions. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s Temporary Liquidity Guarantee Program, pursuant to which, under the systemic risk exception to the Federal Deposit Act (the “FDA”), the FDIC has offered a guarantee of certain financial institution indebtedness in exchange for an insurance premium payment made to the FDIC by the participating financial institution.
          On February 10, 2009, the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which earmarked the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates. In addition, the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in the CPP.
          There have been numerous actions undertaken in connection with or following EESA, the Financial Stability Plan and ARRA by the Federal Reserve Board, U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector and other programs being developed.
          There can be no assurance, however, as to the actual impact that these government initiatives will have on the financial markets, including the extreme levels of market volatility and limited credit availability currently being experienced. The failure of these government initiatives to stabilize the financial markets, or a continuation or worsening of current financial market conditions, could materially and adversely affect BankAtlantic’s business, financial condition, results of operations and access to credit. Any such failure may also adversely impact the trading price of the Company’s Class A common stock.
          In addition, the EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on BankAtlantic’s business, financial condition or results of operations.
          As previously announced, the Company and BankAtlantic filed an application to participate in the CPP. The United States Treasury had not, as of March 16, 2009, acted on the application and such application may not be approved. Further, the Company’s decision to defer quarterly payment of interest on its outstanding trust preferred junior subordinated debentures may adversely impact our application to receive funds under the CPP.

Financial Services
(BankAtlantic Bancorp)
The impact on us of recently enacted legislation, in particular the EESA and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
          The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. Our industry may be subject to increased regulation, and compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, if we participate in the CPP, our ability to make dividend payments or to repurchase our common stock will be limited and subject to the restrictions contained in that program for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, may have an adverse effect on us and we anticipate that the cost of FDIC premiums will increase.
The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.
          The continued deterioration of economic conditions in the Florida residential real estate market, including the continued decline in home sales and median home prices year-over-year in all major metropolitan areas in Florida, and the recent downturn in the Florida commercial real estate market, resulted in a substantial increase in non-performing assets and BankAtlantic’s provision for loan losses. The housing industry is in the midst of a substantial and prolonged downturn reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory and increased foreclosure rates. Additionally, the deteriorating condition of the Florida economy and these adverse market conditions have negatively impacted the commercial non-residential real estate market. BankAtlantic’s earnings and financial condition were adversely impacted during 2008 as the majority of its loans are secured by real estate in Florida. We expect that our earnings and financial condition will continue to be unfavorably impacted if market conditions do not improve or deteriorate further. At December 31, 2008, BankAtlantic’s loan portfolio included $208.1 million of non-accrual loans concentrated in Florida.
Our loan portfolio is concentrated in real estate lending which makes us more susceptible to credit losses given the current depressed real estate market.
          The national real estate market declined significantly during 2007 and 2008, particularly in Florida, BankAtlantic’s primary lending area. BankAtlantic’s loan portfolio is concentrated in commercial real estate loans (virtually all of which are located in Florida and many of which involve residential land development), residential mortgages (nationwide), and consumer home-equity loans (throughout BankAtlantic’s markets in Florida). BankAtlantic has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2008 BankAtlantic’s loan portfolio included $2.7 billion of loans concentrated in Florida, which represented approximately 60% of its loan portfolio.
          We believe that BankAtlantic’s commercial residential development loan portfolio has significant exposure to further declines in the Florida residential real estate market. The “builder land bank loan” category consists of 7 loans and aggregates $62.4 million of which four loans totaling $40.4 million were on non-accrual as of December 31, 2008. The “land acquisition and development loan” category consists of 25 loans and aggregates $165.8 million of which three loans totaling $33.2 million were on non-accrual as of December 31, 2008. The “land acquisition, development and construction loan” category consists of 14 loans and aggregates $75.5 million of which three loans totaling $18.5 million were on non-accrual as of December 31, 2008.
          In addition to the loans described above, during 2008, the Company formed an asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic. The balance of these non-performing loans as of December 31, 2008 was $79.3 million with $22.0 million, $16.8 million and $29.2 million of “builder land bank loans”, “land acquisition and development loans”, and “land acquisition, development and construction loans, respectively.
          Market conditions may result in our commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in residential

Financial Services
(BankAtlantic Bancorp)
construction loan delinquencies and non-accrual balances. Additionally, if the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may even further decline and are likely to result in increased credit losses in these loans.
          Included in the commercial real estate loans are approximately $225 million of commercial non-residential construction loans. These loans could be susceptible to extended maturities or borrower default, and BankAtlantic could experience higher credit losses and non-performing loans in this portfolio if the economy remains at depressed levels particularly in Florida or if commercial non-residential real estate market values further decline.
          BankAtlantic’s commercial non-residential loan portfolio includes loans collateralized by income producing properties such as retail shopping centers, warehouses, and office buildings. The current recession has negatively impacted the cash flow generated from these rental properties which in turn impacts the borrowers’ ability to fund the debt service on their loans. If market conditions do not improve or deteriorate further, BankAtlantic may recognize higher credit losses on these loans, which would adversely affect our results of operations and financial condition.
          BankAtlantic’s commercial real estate loan portfolio includes large lending relationships, including 5 relationships with unaffiliated borrowers involving lending commitments in each case in excess of $30 million. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where BankAtlantic operates its store network.
          The decline in residential real estate prices and residential home sales throughout Florida has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in BankAtlantic’s home equity loan portfolio and it does not currently appear that these conditions will improve in the near term. Approximately 80% of the loans in BankAtlantic’s home equity portfolio are residential second mortgages and BankAtlantic experienced heighted delinquencies and credit losses in this portfolio during 2008. If current economic conditions do not improve and home prices continue to fall, BankAtlantic may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio primarily consists of second mortgages, it is unlikely that BankAtlantic will be successful in recovering all or any portion of its loan proceeds in the event of a default unless BankAtlantic is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property
BankAtlantic’s interest-only residential loans expose it to greater credit risks.
          While they have performed satisfactorily to date, approximately 50% of BankAtlantic’s purchased residential loan portfolio (approximately $980 million) consists of interest-only loans. While these loans are not considered sub-prime or negative amortizing loans, they are loans with reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages which also increases our exposure to loss.
An increase in BankAtlantic’s allowance for loan losses will result in reduced earnings.
          As a lender, BankAtlantic is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. BankAtlantic evaluates the collectability of its loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:
•	the risk characteristics of various classifications of loans;

Financial Services
(BankAtlantic Bancorp)
•	previous loan loss experience;

•	specific loans that have probable loss potential;

•	delinquency trends;

•	estimated fair value of the collateral;

•	current economic conditions;

•	the views of its regulators; and

•	geographic and industry loan concentrations.
          Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in BankAtlantic’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect BankAtlantic’s ability to estimate the incurred losses in its loan portfolio. If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, our earnings could be significantly and adversely affected. BankAtlantic may experience losses in its loan portfolios or perceive adverse trends that require it to significantly increase its allowance for loan losses in the future, which would reduce future earnings.
          Increases in the allowance for loan losses with respect to the loans held by our asset workout subsidiary, or losses in that portfolio which exceed the current allowance assigned to that portfolio, would similarly adversely affect us.
Our loan portfolio subjects us to high levels of credit and counterparty risk.
          We are exposed to the risk that our borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit and financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, we seek to establish policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk.
          BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. While credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party, such limits may not have the effect of adequately limiting credit exposure. BankAtlantic also enters into participation agreements with or acquires participation interests from other lenders to limit its credit risk, but will be subject to risks with respect to its interest in the loan and will not be in a position to make independent determinations in its sole discretion with respect to its interests. The majority of BankAtlantic’s residential loans are serviced by others. The servicing agreements may restrict BankAtlantic’s ability to initiate work-out and modification arrangements with borrowers which could adversely impact BankAtlantic’s ability to minimize losses on non-performing loans.
          The Company is also exposed to credit and counterparty risks with respect to loans held in our asset workout subsidiary.
Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.
          BankAtlantic’s business, the location of its stores, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans (and the loans held by our asset workout subsidiary) and its home equity loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as unemployment, declines in the housing industry and declines in the real estate market are more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a greater negative impact on our revenues, financial condition and business than similar institutions in markets outside

Financial Services
(BankAtlantic Bancorp)
of Florida. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes.
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
          Loan and mortgage-backed securities prepayment decisions are also affected by interest rates. Loan and securities prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic’s net interest income and adversely affect its earnings because:
•	it amortizes premiums on acquired loans and securities, and if loans or securities are prepaid, the unamortized premium will be charged off; and

•	the yields it earns on the investment of funds that it receives from prepaid loans and securities are generally less than the yields that it earned on the prepaid loans.
          Significant loan prepayments in BankAtlantic’s mortgage and investment portfolios in the future could have an adverse effect on BankAtlantic’s earnings as proceeds from the repayment of loans may be reinvested in loans with lower interest rates. Additionally, increased prepayments associated with purchased residential loans may result in increased amortization of premiums on acquired loans, which would reduce BankAtlantic’s interest income.
          In a rising interest rate environment, loan and securities prepayments generally decline, resulting in yields that are less than the current market yields. In addition, the credit risks of loans with adjustable rate mortgages may worsen as interest rates rise and debt service obligations increase.
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
BankAtlantic is subject to liquidity risk as its loans exceed its deposits.
          Like all financial institutions, BankAtlantic’s assets exceed customer deposits and changes in interest rates, availability of alternative investment opportunities, a loss of confidence in financial institutions in general or

Financial Services
(BankAtlantic Bancorp)
BankAtlantic in particular, and other factors may make deposit gathering more difficult. If BankAtlantic experiences decreases in deposit levels, it may need to increase its borrowings or liquidate a portion of its assets which may not be readily saleable. Additionally, interest rate changes or further disruptions in the capital markets may make the terms of borrowings and deposits less favorable. As a result, there is a risk that the cost of funding will increase or that BankAtlantic will not have funds to meet its obligations. For a further discussion on liquidity refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources.”
BankAtlantic’s “Florida’s Most Convenient Bank” initiative and related infrastructure expansion to support a larger organization has resulted in higher operating expenses, which has had an adverse impact on our earnings.
          BankAtlantic’s “Florida’s Most Convenient Bank” initiative, the opening of 32 stores from January 2005 to August 2008 and the related expansion of our infrastructure and operations have required us to provide additional management resources, hire additional personnel, increase compensation, occupancy and marketing expenditures, and take steps to enhance and expand our operational and management information systems. The new stores are located throughout Florida and represent a 51% increase, based on the number of stores, in BankAtlantic’s retail network. Employee compensation, occupancy and equipment and advertising expenses have significantly increased since the inception of the initiative, during 2002, from $78.9 million during 2001 to $212.9 million during 2008. The current economic recession has impacted the length of time required for these new stores to achieve profitability. As a consequence, BankAtlantic is currently reorganizing its operations in an attempt to improve its performance by significantly reducing operating expenses while focusing on its core businesses and maintaining quality customer service. As part of this strategy, since 2007, BankAtlantic has slowed its network expansions and reduced its services hours and, in 2008, BankAtlantic sold five of its branches located in Orlando to an independent financial institution. While management is focused on reducing overall expenses, there is no assurance that BankAtlantic will be successful in efforts to significantly reduce these expenses and the continuation of the current expense structure may have an adverse impact on our results.
BankAtlantic obtains a significant portion of its non-interest income through service charges on core deposit accounts.
          BankAtlantic’s deposit account growth has generated a substantial amount of service charge income. The largest component of this service charge income is overdraft fees. Changes in customer behavior as well as increased competition from other financial institutions could result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. Also, the downturn in the Florida economy could result in the inability to collect overdraft fees and a corresponding increase in our overdraft fee reserves. Additionally, future changes in banking regulations, in particular limitations on retail customer fees, may impact this revenue source. Any of such changes could have a material adverse effect on our results.
Deposit premium insurance assessments may increase substantially, which will adversely affect expenses.
          BankAtlantic’s FDIC deposit insurance expense for the year ended December 31, 2008 was $2.8 million. We expect, however, that BankAtlantic’s FDIC deposit insurance assessments will significantly increase in 2009 due to the recent experience of the FDIC deposit insurance fund relating to recent bank failures and the stress on the system. While the amount of the increase is uncertain, any increase in the FDIC deposit insurance will increase BankAtlantic’s expenses, thereby adversely impacting our results.
Regulatory Compliance.
          The banking industry is an industry subject to multiple layers of regulation. Failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans and/or limitations on dividend payments. As a holding company, BankAtlantic Bancorp is also subject to significant regulation. For a description of the primary regulations applicable to BankAtlantic and BankAtlantic Bancorp see “Regulations and Supervision”. Changes in the regulation or capital requirements associated with holding companies generally or BankAtlantic Bancorp in particular could also have an adverse impact.

Financial Services
(BankAtlantic Bancorp)
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
          In light of the current challenging economic environment, the Company is considering raising funds to be in a position to provide additional capital to BankAtlantic, if needed. Additionally, the OTS could impose capital requirements on the Company or could impose additional capital requirements on BankAtlantic. Our ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, and our financial condition, results of operations and prospects. The ongoing liquidity crisis and the loss of confidence in financial institutions may make it more difficult or more costly to obtain financing.
          There is no assurance that such capital will be available to us on acceptable terms or at all. The terms and pricing of any transaction by the Company or BankAtlantic could result in substantial dilution to our existing shareholders and could adversely impact the price of our Class A common stock.
Continued capital and credit market volatility may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.
          The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for issuers without regard to the issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital as well as our business, financial condition and results of operations could be adversely affected.
A sustained decline in the Company’s Class A common stock price may result in the delisting of its Class A common stock from the New York Stock Exchange.
          The Company’s Class A common stock currently trades on the New York Stock Exchange. Like other companies involved in the financial services industry, the trading price of the Company’s Class A common stock has recently experienced a substantial decline. Previously, a listed company would be deemed to be below compliance with the continued listing standards of the New York Stock Exchange if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or the listed company’s average market capitalization was less than $25 million over a consecutive 30 trading day period. As a result of the ongoing turmoil in the economy generally, the New York Stock Exchange has modified its continued listing standards to suspend, until June 30, 2009, the $1.00 minimum price requirement and to lower, until June 30, 2009, the average market capitalization requirement from $25 million to $15 million.
          If the Company does not meet the requirements for continued listing, then the Company’s Class A common stock will be delisted from the New York Stock Exchange. In such case, the Company would attempt to cause its Class A common stock to be eligible for quotation on the OTC Bulletin Board. However, the trading price of the Company’s Class A common stock would likely be adversely impacted, it may become more difficult for the holders of the Company’s Class A common stock to sell or purchase shares of the Company’s Class A common stock, and it may become more difficult for the Company to raise capital, which, in the event additional capital is required to operate our business, could materially and adversely impact our business, prospects, financial condition and results of operations.
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
          Generally, BankAtlantic may make a capital distribution without prior OTS approval in an amount equal to BankAtlantic’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that BankAtlantic does not become under-capitalized as a result of the distribution. However, at December

Financial Services
(BankAtlantic Bancorp)
31, 2008, BankAtlantic had a retained net deficit and therefore is required to obtain approval from the OTS in order to make capital distributions to BankAtlantic Bancorp.
          Due to BankAtlantic’s recent net losses, BankAtlantic suspended dividends to BankAtlantic Bancorp in December 2008. In addition, if BankAtlantic participates in the CPP, its ability to pay dividends to BankAtlantic Bancorp in the future will be subject to the restrictions contained in that program. In February 2009, BankAtlantic Bancorp notified the trustees under its trust preferred junior subordinated debentures that it was electing to defer quarterly interest payments, which it has the right to do without default or penalty for up to twenty consecutive quarters. During the deferral period, the Company is not permitted to pay dividends on its common stock. Not withstanding the deferral, BankAtlantic Bancorp will continue to recognize a liability for the interest accrued and will be required to accrue interest on the deferred interest. At December 31, 2008, BankAtlantic Bancorp had approximately $294.2 million of indebtedness outstanding under the trust preferred junior subordinated debentures at the holding company level with maturities ranging from 2032 through 2037. The aggregate annual interest payments on this indebtedness were approximately $18 million based on interest rates at December 31, 2008 and is generally indexed to three-month LIBOR. BankAtlantic Bancorp’s financial condition would be adversely affected if interest payments were deferred for a prolonged time period. For a further discussion refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”
The Company is controlled by BFC Financial Corporation and its controlling shareholders and this control position may adversely affect the market price of the Company’s Class A common stock.
          As of December 31, 2008, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B common stock and 2,389,697 shares, or approximately 23%, of the Company’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 59% of the Company’s total voting power. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own shares of BFC’s Class A and Class B common stock representing approximately 73.8% of BFC’s total voting power. The Company’s Class A common stock and Class B common stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control the Company, elect the Company’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of the Company’s Class A common stock vote as a separate class. This control position may have an adverse effect on the market price of the Company’s Class A common stock.
The Company’s activities and the activities of the Company’s subsidiaries, including BankAtlantic, are subject to regulatory requirements that could have a material adverse effect on the Company’s business.
          The Company is a “grandfathered” unitary savings and loan holding company and has broad authority to engage in various types of business activities. The OTS can prevent the Company from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of BankAtlantic. The OTS may also:
•	limit the payment of dividends by BankAtlantic to the Company;
•	limit transactions between the Company, BankAtlantic and the subsidiaries or affiliates of either;
•	limit the Company’s activities and the activities of BankAtlantic; or
•	Impose capital requirements on the Company or additional capital requirements on BankAtlantic.
          Unlike bank holding companies, as a unitary savings and loan holding company the Company has not historically been subject to capital requirements. However, the OTS has indicated that it may, in the future, impose capital requirements on savings and loan holding companies. The OTS may in the future adopt regulations that would affect the Company’s operations, including the Company’s ability to pay dividends or to engage in certain transactions or activities. See “Regulation and Supervision — Holding Company.”

Real Estate Development
(Woodbridge)
Real Estate Development Risk Factors
          Our Real Estate Development activities consists of Woodbridge results of operations, which is consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if declared and paid by Woodbridge. Woodbridge is a separate public company and its management prepared the following Item 1A. Risk Factors regarding Woodbridge which was included in Woodbridge’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us”, “our” or “Parent Company” in the following discussion under the caption “Real Estate Development” are references to Woodbridge and its subsidiaries, and are not references to BFC Financial Corporation.
RISKS RELATING TO OUR REAL ESTATE OPERATIONS
Through Core Communities and Carolina Oak, we engage in real estate activities which are speculative and involve a high degree of risk.
          The real estate industry is highly cyclical by nature. The current market is experiencing a significant decline, and future market conditions are uncertain. There are many factors which affect the real estate industry, and many of these factors are beyond our control, including:
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
The real estate market has experienced a significant downturn, and the duration and ultimate severity of the downturn is uncertain. A continued deterioration of economic conditions will adversely affect our operating results and financial condition.
          The downturn in the real estate market, which is now in its fourth year, has become one of the most severe in U.S. history. This downturn, which resulted from a decline in consumer confidence, decline in real estate prices and an oversupply of real estate available for sale, has been exacerbated by, among other things, a decline in the overall economy, increasing unemployment, fear of job loss and a decline in the securities and credit markets. The government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and improving conditions in the real estate markets has only recently begun and there is no indication yet whether these measures have or will effectively stabilize prices and real estate values or restore consumer confidence and increase demand in the real estate markets.
          As a result of this downturn, and specifically the adverse impact that the combination of the lower demand and higher inventories has had on the amount of land that we are able to develop and sell and the prices at which we are able to sell the land, our operating results and financial condition have been adversely affected. We cannot predict the duration or ultimate severity of the current challenging conditions, nor can we provide assurance that our responses to the current downturn or the government’s attempts to address the troubles in the economy will be successful. If these conditions persist or continue to worsen, they will further adversely affect our operating results and financial condition.

Real Estate Development
(Woodbridge)
Because real estate investments are illiquid, the downturn in the real estate market and in the economy in general has had, and may continue to have, an adverse impact on our business and cash flow.
          Real estate investments are generally illiquid. Like other companies that invest in real estate, we have a limited ability to vary our portfolio of real estate investments in response to changes in economic and other conditions. In addition, as a result of the sustained downturn in the real estate market, and in the economy in general, the estimated market value of our real estate properties has decreased and may continue to decrease in the future. Moreover, we may not be able to timely dispose of properties when we find dispositions advantageous or necessary, or complete the disposition of properties under contract to be sold, and any such dispositions may not provide proceeds in excess of the amount of our investment in the property or even in excess of the amount of any indebtedness secured by the property. As a result, we are susceptible to the risks associated with further declines in real estate values, including the risk that we may be required to record additional impairment write-downs with respect to our real estate inventory in the future if the current real estate environment does not improve or if the market value of our real estate properties otherwise continues to decline. We had $241.3 million of real estate inventory at December 31, 2008.
The commercial real estate market has been adversely affected by the current economic and credit environment.
          Economic conditions may make it more difficult to achieve projected rental and occupancy rates on Core’s commercial leasing projects, which may adversely impact the net operating income of the projects. The risks relating to Core’s commercial leasing projects include, without limitation:
•	the risk that a significant tenant or a number of tenants may file for bankruptcy protection, creating the possibility that past due rents may never be recovered;
•	the risk that leases with certain existing tenants may become overly burdensome to the lessee due to reduced business activity, and lease concessions and modifications may be necessary to avoid defaults;
•	the risk that the current adverse economic conditions and limited availability of credit may continue or deteriorate further, causing market capitalization rates on commercial properties to increase beyond present levels, thus reducing the value at which commercial projects can be sold;
•	the risk that net operating income at the commercial leasing projects may not be sufficient to meet certain debt service coverage ratio requirements, which would result in requirements for additional principal curtailment payments in order to bring the loans into compliance; and
•	the risk that vacant space will take longer to lease and that rental rates will be lower than projected or necessary to operate the project profitably.
Commercial leasing projects may not yield anticipated returns, which could harm our operating results, reduce cash flow, or the ability to sell commercial assets.
          A component of our business strategy is the development of commercial properties and assets for sale. These developments may not be as successful as expected due to the commercial leasing related risks discussed herein, as well as the risks associated with real estate development generally.
          Additionally, development of commercial projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters.

Real Estate Development
(Woodbridge)
We utilize community development district and special assessment district bonds to fund development costs, and we will be responsible for assessments until the underlying property is sold.
          We establish community development district and special assessment district bonds to access tax-exempt bond financing to fund infrastructure development at Core’s master-planned communities. We are responsible for any assessed amounts until the underlying property is sold. Accordingly, if we continue to hold certain of our properties longer than originally projected (as a result of a continued downturn in the real estate markets or otherwise), we may be required to pay a higher portion of annual assessments on such properties. In addition, we could be required to pay down a portion of the bonds in the event our entitlements were to decrease as to the number of residential units and/or commercial space that can be built on the properties encumbered by the bonds. Moreover, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.
          The availability of tax-exempt bond financing to fund infrastructure development at Core’s master-planned communities may be adversely impacted by recent disruptions in credit markets, including the municipal bond market, by general economic conditions and by fluctuations in the real estate market. If we are not able to access this type of financing, we would be forced to obtain substitute financing, and there is no assurance that we would be able to obtain substitute financing on acceptable terms, if at all. If we are not able to obtain financing for infrastructure development, Core would be forced to use its own funds or delay development activity at its master-planned communities.
Core’s results are subject to significant volatility.
          Due to the nature and size of Core’s individual land transactions, Core’s results and our consolidated results have historically been subject to significant volatility. Land sale revenues have been sporadic and have fluctuated dramatically based upon, among other factors, changing sales prices and costs attributable to the land sold. Due to the current downturn in the real estate market, margins on land sales may continue to decline and there is no assurance that they will return to prior levels. If the real estate markets deteriorate further or if the current downturn is prolonged, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of land is residential or commercial.
In addition, our ability to realize margins may be affected by circumstances beyond our control, including:
•	shortages or increases in prices of construction materials;
•	natural disasters in the areas in which we operate;
•	lack of availability of adequate utility infrastructure and services; and
•	our need to rely on local subcontractors who may not be adequately capitalized or insured.
          Any of these circumstances could give rise to delays in the start or completion of development at, or increase the cost of developing, Core’s master-planned communities. We compete with other real estate developers, both regionally and nationally, for labor as well as raw materials, and the competition for materials has recently become global. Increased costs in labor and materials could cause increases in construction costs. In addition, the cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, and the amount of land development, interest and real estate tax costs capitalized to the particular land parcel during active development. Future margins will continue to vary based on these and other market factors.

Real Estate Development
(Woodbridge)
We are dependent upon certain key tenants in our commercial developments, and decisions made by these tenants or adverse developments in the business of these tenants could have a negative impact on our financial condition.
          Our commercial real estate centers are supported by anchor tenants which, due to size, reputation or other factors, are particularly responsible for drawing other tenants and shoppers to our centers in certain cases. We are subject to the risk that certain of these anchor tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration.
          In addition, an anchor tenant may decide that a particular store is unprofitable and close its operations, and, while the anchor tenant may continue to make rental payments, its failure to occupy its premises could have an adverse effect on the property. A lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center. Vacated anchor tenant space also tends to adversely affect the entire shopping center because of the loss of the departed anchor tenant’s power to draw customers to the center. We may not be able to quickly re-lease vacant space on favorable terms, if at all. Any of these developments could adversely affect our financial condition or results of operations.
It may be difficult and costly to rent vacant space and space which may become vacant in future periods.
          Our goal is to improve the performance of our properties by leasing available space and re-leasing vacated space. However, we may not be able to maintain our overall occupancy levels. Our ability to continue to lease or re-lease vacant space in our commercial properties will be affected by many factors, including our properties’ locations, current market conditions and the provisions of the leases we enter into with the tenants at our properties. In fact, many of the factors which could cause our current tenants to vacate their space could also make it more difficult for us to re-lease that space. The failure to lease or to re-lease vacant space on satisfactory terms could harm our operating results.
          If we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commission fees paid by us in connection with new leases or lease renewals, and the cost of leasehold improvements.
Additional adverse changes in economic conditions where we conduct our operations could further reduce the demand for real estate and, as a result, could further adversely impact our results of operations and financial condition.
          Adverse changes in national, regional and local economic conditions, especially in Florida and to a lesser extent South Carolina where our operations are concentrated, have had and may continue to have a negative impact on our business. Continued adverse changes in, among other things, employment levels, job growth, consumer confidence, interest rates and population growth, or a continued oversupply of land for sale may further reduce demand and depress real estate prices, which, in turn, could adversely impact our results of operations and financial condition.
If prospective purchasers of our inventory and tenants are not able to obtain suitable financing, our results of operations may further decline.
          Our results of operations are dependent in part on the ability of prospective purchasers of our real estate inventory and prospective commercial tenants to secure financing. The recent deterioration of the credit markets and the related tightening of credit standards may impact the ability of prospective purchasers and tenants to secure financing on acceptable terms, if at all. This may, in turn, negatively impact land sales and long-term rental and occupancy rates as well as the value of Core’s commercial properties.

Real Estate Development
(Woodbridge)
Natural disasters could have an adverse effect on our real estate operations.
          The Florida and South Carolina markets in which we operate are subject to the risks of natural disasters such as hurricanes and tropical storms. These natural disasters could have a material adverse effect on our business by causing the incurrence of uninsured losses, increased insurance rates, including homebuyer insurance rates, delays in construction, and shortages and increased costs of labor and building materials.
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
A portion of our revenues from land sales in Core’s master-planned communities are recognized for accounting purposes under the percentage of completion method. Therefore, if our actual results differ from our assumptions, our profitability may be reduced.
          Under the percentage of completion method of accounting for recognizing revenue, we record revenue and cost of sales as work on the project progresses based on the percentage of actual work incurred compared to the total estimated costs. This method relies on estimates of total expected project costs. Revenue and cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in sales of real estate and cost of sales in the period when such estimates are revised. Variation of actual results compared to our estimated costs in Core’s master-planned communities could cause material changes to our net margins.
Product liability litigation and claims that arise in the ordinary course of business may be costly.
          Our commercial real estate development business is subject to construction defect and product liability claims arising in the ordinary course of business. These claims are common in the commercial real estate industries and can be costly. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. However, these insurance policies only protect us against a portion of our risk of loss from claims. In addition, because of the uncertainties inherent in these matters, we cannot provide reasonable assurance that our insurance coverage or our subcontractor arrangements will be adequate to address all warranty, construction defect and liability claims in the future. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are substantial and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our operating results.
We are subject to governmental regulations that may limit our operations, increase our expenses or subject us to liability.
          We are subject to laws, ordinances and regulations of various federal, state and local governmental entities and agencies concerning, among other things:
•	environmental matters, including the presence of hazardous or toxic substances;
•	wetland preservation;
•	health and safety;
•	zoning, land use and other entitlements;
•	building design; and
•	density levels.
     In developing a project and building commercial properties, we may be required to obtain the approval of numerous governmental authorities regulating matters such as:

Real Estate Development
(Woodbridge)
•	the installation of utility services such as gas, electric, water and waste disposal;
•	the dedication of acreage for open space, parks and schools;
•	permitted land uses; and
•	the construction design, methods and materials used.
These laws or regulations could, among other things:
•	establish building moratoriums;
•	limit the number of commercial properties that may be built;
•	change building codes and construction requirements affecting property under construction;
•	increase the cost of development and construction; and
•	delay development and construction.
          We may also at times not be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties or we may be forced to incur significant expenses to cure any noncompliance. In addition, some of our land has not yet received planning approvals or entitlements necessary for development. Failure to obtain entitlements necessary for land development on a timely basis or to the extent desired may adversely affect our operating results.
          Several governmental authorities have also imposed impact fees as a means of defraying the cost of providing governmental services to developing areas, and many of these fees have increased significantly during recent years.
Building moratoriums and changes in governmental regulations may subject us to delays or increased costs of construction or prohibit development of our properties.
          We may be subject to delays or may be precluded from developing in certain communities because of building moratoriums or changes in statutes or rules that could be imposed in the future. The State of Florida and various counties have in the past and may in the future continue to declare moratoriums on the issuance of building permits and impose restrictions in areas where the infrastructure, such as roads, schools, parks, water and sewage treatment facilities and other public facilities, does not reach minimum standards. Additionally, certain counties in Florida, including counties where we are developing projects, have enacted more stringent building codes which have resulted in increased costs of construction. As a consequence, we may incur significant expenses in connection with complying with new regulatory requirements that we may not be able to pass on to purchasers or tenants.
We are subject to environmental laws and the cost of compliance could adversely affect our business.
          As a current or previous owner or operator of real property, we may be liable under federal, state, and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediating or removing such hazardous or toxic substances may be substantial. The presence of any such substance, or the failure to promptly remediate any such substance, may adversely affect our ability to sell or lease the property, to use the property for its intended purpose, or, if we deem necessary or desirable in the future, to borrow funds using the property as collateral.
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

Real Estate Development
(Woodbridge)
Our results may vary.
          Like other companies engaged in real estate activities, we historically have experienced, and expect to continue to experience, variability in operating results on a quarterly basis and from year to year. Factors expected to contribute to this variability include:
•	the cyclical nature of the real estate industry;
•	prevailing interest rates and the availability of financing;
•	weather;
•	cost and availability of materials and labor;
•	competitive conditions;
•	timing of sales of land;
•	the timing of receipt of regulatory and other governmental approvals for land development projects; and
•	the timing of the sale of our commercial leasing operations.
Levitt and Sons had surety bonds on most of their projects, some of which were subject to indemnity by Woodbridge.
          Levitt and Sons had $33.3 million in surety bonds relating to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreement for these instruments. As of December 31, 2008, we had a $1.1 million in surety bonds accrual at Woodbridge related to certain bonds where management considers it probable that the Company will be required to reimburse the surety under the indemnity agreement. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. It is unlikely that Woodbridge would have the ability to receive any repayment, assets or other consideration as recovery of any amount it is required to pay. If losses on additional surety bonds are identified, we will need to take additional charges associated with Woodbridge’s exposure under our indemnities, and this may have a material adverse effect on our results of operations and financial condition.
RISKS RELATING TO OUR OTHER ACTIVITIES AND TO OUR COMPANY, GENERALLY
Our outstanding debt instruments impose restrictions on our operations and activities and could adversely affect our financial condition.
          At December 31, 2008, our consolidated debt was approximately $350.0 million, of which $215.3 million related to Core Communities.
          Certain loans which provide the primary financing for Tradition, Florida and Tradition Hilton Head have annual appraisal and re-margining requirements. These provisions may require Core Communities, in circumstances where the value of its real estate securing these loans declines, to pay down a portion of the principal amount of the loans to bring the loans within specified minimum loan-to-value ratios. Accordingly, should land prices decline to the point at which the loans fall below their specified minimum loan-to-value ratios, reappraisals could result in significant future re-margining payments. In addition, all of our outstanding debt instruments require us to comply with certain financial covenants. Further, one of our debt instruments contains cross-default provisions, which could cause a default on this debt instrument if we default on other debt instruments. If we fail to comply with any of these restrictions or covenants, the holders of the applicable debt could cause our debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require us to dedicate a substantial portion of our cash and cash flow from operations to payment of or on our debt and reduce our ability to use our cash for other purposes.

Real Estate Development
(Woodbridge)
          Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core also is subject to provisions in some of its loan agreements that may require additional principal payments, known as curtailment payments. Core made curtailment payments totaling approximately $19.9 million during 2008. Additional curtailment payments may be required in the future if the unfavorable current trends in the real estate market continue.
          For 2009, our anticipated minimum principal debt payment obligations total approximately $3.6 million, assuming the exercise of all loan extensions available at our discretion, in each case exclusive of any re-margining payments that could be required in the event that property serving as collateral becomes impaired, curtailment payments which may be required in the event sales are below contractual minimums and any additional amounts which may become due upon a sale of the property securing the loan. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our existing credit facilities or any other financing sources in an amount sufficient, to enable us to service our indebtedness or fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which, due to, among other factors, the recent disruptions in the credit and capital markets, we may not be able to do on favorable terms or at all.
          Core is engaging a restructuring firm to review its cash flow models and analyze the terms of its outstanding indebtedness, and, where appropriate, to enter into discussions with its lenders relating to a restructuring of Core’s debt. If Core is not successful in restructuring its debt, it may not have sufficient resources to timely meet its obligations.
          Core’s obligations are independent of Woodbridge and Woodbridge is not legally obligated to support Core. There is no assurance that Woodbridge will provide additional resources to Core in the event that Core requires additional funds in order to meet its obligations as they become due. If Core is not able to meet its obligations as they become due, the lenders under the defaulted loans could foreclose on any property which serves as collateral for the defaulted loan and Core could be forced to cease or significantly curtail its operations, which would likely result in significant impairment charges and losses at Woodbridge.
Our current business strategy may require us to obtain additional capital, which may not be available on favorable terms, if at all.
          There is no assurance that we will be able to continue to develop our real estate projects and pursue new investments as currently contemplated using solely our capital on hand. As a result, we may in the future need to obtain additional financing in an effort to successfully implement our business strategy. These funds may be obtained through public or private debt or equity financings, additional bank borrowings or from strategic alliances. We may not be successful in obtaining additional funds in a timely manner, on favorable terms or at all, especially in light of the current adverse conditions in the capital and credit markets and, with respect to funding of Core’s master-planned communities, the adverse conditions in municipal bond markets which may impact our ability to access tax-exempt bond financing. Moreover, certain of our bank financing agreements contain provisions that limit the type and amount of debt we may incur in the future without our lenders’ consent. If we are unable to obtain any additional capital necessary to fund our real estate operations or pursue or consummate new investments, we may be required to delay, scale back or abandon some or all of our land development activities, or liquidate certain of our assets, and we may not be able to successfully implement our business strategy with respect to new investments. The occurrence of any of the above events may adversely impact our operating results and financial condition.
We are subject to the risks of the businesses that we currently hold investments in, and our future acquisitions may reduce our earnings, require us to obtain additional financing, and expose us to additional risks.
          We currently hold investments in Bluegreen, Office Depot and Pizza Fusion, and, as a result, we are subject to the risks faced by those companies in their respective industries. Each has been adversely affected by a downturn in the economy, loss of consumer confidence and disruptions in the credit markets. In addition, our business strategy includes the possibility of making material investments in other industries. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth with seasoned and experienced management teams, we may not be successful in identifying these opportunities. Further, investments or acquisitions

Real Estate Development
(Woodbridge)
that we do complete may not prove to be successful. Acquisitions may expose us to additional risks, including the risks faced by the acquired businesses, and may have a material adverse effect on our results of operations if, among other things, the acquired businesses do not perform as expected or the acquisitions do not otherwise accomplish our strategic objectives.
          In addition, we will likely face competition in making investments or acquisitions which could increase the costs associated with the investment or acquisition. Our investments or acquisitions could initially reduce our per share earnings and add significant amortization expense or intangible asset charges. Since our acquisition strategy involves holding investments for the foreseeable future and because we do not expect to generate significant excess cash flow from operations, we may rely on additional debt or equity financing to implement our acquisition strategy. The issuance of debt will result in additional leverage which could limit our operating flexibility, and the issuance of equity could result in additional dilution to our then-current shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to our Class A or Class B Common Stock. We do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.
If current economic and credit market conditions do not improve and the book value of our investments continue to exceed the trading value of the shares we own, we may incur additional impairment charges in the future relating to those investments, which would adversely impact our financial condition and operating results.
          We own approximately 9.5 million shares of Bluegreen common stock, representing approximately 31% of Bluegreen’s outstanding common stock. During 2008, we evaluated our investment in Bluegreen for impairment and determined that there was an other-than-temporary impairment associated with such investment at September 30, 2008. As a result, we recorded an impairment charge of $53.6 million and adjusted the carrying value of our investment in Bluegreen as of September 30, 2008 from $119.4 million to $65.8 million. Additionally, after further evaluation of our investment in Bluegreen as of December 31, 2008, we determined that an additional impairment of our investment in Bluegreen was appropriate. Accordingly, we recorded a $40.8 million impairment charge (calculated based upon the $3.13 closing price of Bluegreen’s common stock on the New York Stock Exchange on December 31, 2008). The carrying value of our investment in Bluegreen as of December 31, 2008 was $29.8 million. There can be no assurance that we will not be required to record a further impairment charge in the future relating to our investment in Bluegreen. On March 13, 2009, the closing price of Bluegreen’s common stock on the New York Stock Exchange was $1.12 per share.
          We also own approximately 1.4 million shares of Office Depot common stock, representing less than 1% of Office Depot’s outstanding common stock. These shares are accounted for as available-for-sale securities and are carried at fair value. During 2008, we evaluated our investment in Office Depot for impairment and determined that an impairment charge was necessary. Accordingly, we recorded an other-than-temporary impairment of $12.0 million associated with our investment in Office Depot. As of December 31, 2008, the cost of our investment in Office Depot was $16.3 million while the carrying value of such investment, recorded at fair value, was $4.3 million. If current market conditions do not improve or if the trading price of Office Depot’s common stock does not otherwise increase, then we may be required to record future other-than-temporary impairment adjustments. On March 13, 2009, the closing price of Office Depot’s common stock on the New York Stock Exchange was $1.10 per share.
          In the event we record impairments in the future with respect to our current or future investments, then the cost of the investment determined to be impaired will be written down to its fair value with a corresponding charge to earnings, which would adversely impact our financial condition and operating results.
We are subject to certain additional risks relating to our investment in Bluegreen.
          Although Bluegreen’s common stock is traded on the New York Stock Exchange, the shares of Bluegreen common stock we own may be deemed restricted stock, which would limit our ability to liquidate our investment in Bluegreen if we choose to do so. In addition, while we have made a significant investment in Bluegreen, we do not expect to receive any dividends from the company in the foreseeable future.

Real Estate Development
(Woodbridge)
          For the year ended December 31, 2008, our earnings from our investment in Bluegreen were $9.0 million (after the amortization of approximately $9.2 million related to the change in the basis as a result of the impairment charge at September 30, 2008), compared to $10.3 million in 2007, and $9.7 million in 2006. At December 31, 2008, the carrying value of our investment in Bluegreen was $29.8 million. A significant portion of our earnings and book value are dependent upon Bluegreen’s ability to operate its business plan successfully, which may be difficult given the current economic environment.
The loss of the services of our key management and personnel could adversely affect our business.
          Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. There is no assurance that we will be successful in attracting and retaining key management personnel.
Our controlling shareholders have the voting power to control the outcome of any shareholder vote, except in limited circumstances.
          As of December 31, 2008, BFC Financial Corporation owned all of the issued and outstanding shares of our Class B Common Stock, and 3,735,392 shares, or approximately 22.4%, of our issued and outstanding Class A Common Stock. In the aggregate, these shares represent approximately 23.6% of our total equity and approximately 59% of our total voting power. Since our Class A Common Stock and Class B Common Stock vote as a single group on most matters, BFC is in a position to control our Company and elect a majority of our Board of Directors. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, collectively beneficially own shares of BFC’s Class A and Class B Common Stock representing approximately 73.8% of BFC’s total voting power. As a result, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any vote of our shareholders, except in those limited circumstances where Florida law mandates that the holders of our Class A Common Stock vote as a separate class. BFC’s interests may conflict with the interests of our other shareholders.
Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.
          We have experienced and continue to experience net operating losses. Under the Internal Revenue Code, we may utilize our net operating loss carryforwards in certain circumstances to offset future taxable income and to reduce federal income tax liability, subject to certain requirements and restrictions. However, if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards could be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if, at any time, one or more shareholders owning 5% or more of a company’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period.
          In September 2008, our Board of Directors adopted a shareholder rights plan designed to preserve shareholder value and protect our ability to use our net operating loss carryforwards by providing a deterrent to holders of less than 5% of our Class A Common Stock from acquiring a 5% or greater ownership interest in our Class A Common Stock. However, there can be no assurance that the shareholder rights plan will successfully prevent against an “ownership change” or otherwise preserve our ability to utilize our net operating loss carryforwards to offset any future taxable income, nor can there be any assurance that we will be in a position to utilize our net operating loss carryforwards in the future even if we do not experience an “ownership change.”

Real Estate Development
(Woodbridge)
In the event that the Company chooses to de-register its securities from registration with the Securities and Exchange Commission, it would no longer file reports with the Securities and Exchange Commission and this could result in lower prices and more limited trading of the Company’s securities as well as adversely impact the Company’s ability to raise capital.
          In order to further reduce costs, the Company may choose to de-register its securities from the Securities and Exchange Commission, which would result in less information about the Company being publicly available to investors and could result in a lower trading price of the Company’s Class A common stock.
          During 2008, the Company failed to meet the minimum continued listing requirements of the New York Stock Exchange necessary to cause the Company’s Class A common stock to maintain its listing on the New York Stock Exchange and, consequently, the Company’s Class A common stock was de-listed. The Company’s Class A common stock is now quoted on the Pink Sheets. In order to further reduce costs, the Company may choose to de-register its securities from the Securities and Exchange Commission, as the cost of public reporting is significant. Pursuant to the rules of the Securities and Exchange Commission, if at any time the number of record holders of the Company’s Class A common stock falls below 300, including accounts held through depositories and institutional custodians, then the Company would be permitted to elect to de-register its securities, which de-registration would be effective 90 days after making the appropriate filing with the Securities and Exchange Commission. If the Company de-registers its securities from the Securities and Exchange Commission, then the Company would cease filing periodic reports with the Securities and Exchange Commission, including current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K, which would result in less information about the Company being publicly available to investors. Accordingly, this could result in a lower trading price of the Company’s Class A common stock, may make it more difficult for the holders of the Company’s Class A common stock to sell or purchase shares of the Company’s Class A common stock, and may cause it to be more difficult for the Company to raise capital, which, in the event additional capital is required to operate the Company’s business, could materially and adversely impact the Company’s business, prospects, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
          The principal and executive offices of BFC, BankAtlantic and Woodbridge are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309. In May 2008, BFC and BFC Shared Service Corporation (“BFC Shared Service”), a wholly-owned subsidiary of BFC, entered into office lease agreements with BankAtlantic for office space in BankAtlantic’s corporate headquarters which is owned by BankAtlantic. Also, in May 2008, BFC entered into an office sub-lease agreement with Woodbridge for office space in BankAtlantic’s corporate headquarters.
          The following table sets forth BankAtlantic owned and leased stores by region at December 31, 2008:

	Miami -		Palm	Tampa
	Dade	Broward	Beach	Bay
Owned full-service stores	9	13	25	7
Leased full-service stores	13	11	5	6
Ground leased full-service stores (1)	2	3	1	6

Total full-service stores	24	27	31	19

Lease expiration dates	2009-2026	2009-2015	2011-2014	2009-2026

Ground lease expiration dates	2026-2027	2017-2072	2026	2026-2032

(1)	Stores in which BankAtlantic owns the building and leases the land.
          The following table sets forth leased drive-through facilities, leased back-office facilities and leased loan production offices by region at December 31, 2008:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Leased drive-through facilities	1	2	—	—	—

Leased drive through expiration dates	2010	2011-2014	—	—	—

Leased back-office facilities	—	2	—	1	1

Leased back-office expiration dates	—	2009-2011	—	2011	2013

Leased loan production facilities	1	—	—	—	—

Leased loan production expiration dates	2009	—	—	—	—

          As of December 31, 2008, BankAtlantic was seeking to sublease or terminate eight operating leases and had executed two ground leases for the construction of new stores. BankAtlantic also has six parcels of land held for sale with an estimated market value of $6.8 million.

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Executed leases for new stores	—	1	1	—	—

Executed lease expiration dates	—	2030	2029	—	—

Executed leases held for sublease	—	1	—	5	2

Executed lease expiration dates	—	2013	—	2010-2048	2028-2029

Land held for sale	—	—	1	1	4

          Woodbridge owns an office building located at 2200 West Cypress Creek Road, Fort Lauderdale, Florida 33309. Two floors of this office building are currently leased to a third party and Woodbridge will continue to seek to lease the remaining space available at this office building including to affiliates. Core Communities owns its executive office building in Port St. Lucie, Florida. Woodbridge also has various month-to-month leases on the trailers occupied by it in Tradition Hilton Head. In addition to Woodbridge’s properties used for offices, Woodbridge additionally owns commercial space in Florida that is leased to third parties. Because of the nature of Woodbridge’s real estate operations, significant amounts of property are held as inventory and property and equipment in the ordinary course of Woodbridge’s business.

ITEM 3. LEGAL PROCEEDINGS
Lashelle Farrington, individually and on behalf of all others similarly situated, v. BankAtlantic, a Federal Savings Bank, BA Financial Services, LLC, a Florida limited liability corporation, BankAtlantic Bancorp, Inc., a Florida corporation, BFC Financial Corporation, a Florida corporation, and Does 1-10, Case No. 09-006210 (11), in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.
On February 2, 2009, Lashelle Farington filed a purported class action for state common law breach of contract and unjust enrichment against BankAtlantic, several of its affiliates, and various unnamed officers and agents. Specifically, the Complaint alleges that BankAtlantic breached its Personal Account Depositor’s Agreement by charging overdraft fees for certain debit card purchases which allegedly did not cause the customers’ accounts to be overdrawn at time that they were paid. The Complaint alleges that rather than following the applicable provisions of the agreement, BankAtlantic charged overdraft fees for debit card purchases which occurred before the customer’s account was actually overdrawn.
On the breach of contract claim, the Plaintiff seeks to establish a class comprised of all persons or entities with BankAtlantic checking accounts who incurred these allegedly improper overdraft fees on debit card transactions within the previous 5 years. On the unjust enrichment claim, the purported class is the same except that the class period is within the previous 4 years. The Complaint does not allege any specific amount in controversy.
This case is in the initial stages and BankAtlantic has not yet filed any responsive pleadings. BankAtlantic believes the claims to be without merit and intends to vigorously defend the actions.
Joseph C. Hubbard, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, and Alan B. Levan, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
On October 29, 2007, Joseph C. Hubbard filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and four of its current or former officers. The Complaint, which was later amended on June 12, 2008, alleges that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD that attempted to assert similar claims on behalf of the same class. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida
On July 2, 2008, D.W. Hugo filed a purported class action which was brought as a derivative action on behalf of BankAtlantic Bancorp pursuant to Florida laws in the United States District Court, Southern District of Florida against BankAtlantic Bancorp and the above listed officers and directors. The Complaint alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of BankAtlantic Bancorp. On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07 which attempted to assert substantially the same allegations as in the Hugo matter, but with somewhat different state law causes of action. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
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
On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and the above-listed officers, directors, employees, and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, BankAtlantic Bancorp and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in BankAtlantic Bancorp’s Class A common stock in light of the facts alleged in the Hubbard securities lawsuit. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. On February 18, 2009, the Plaintiff filed a second amended complaint. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
In October 2008, BankAtlantic Bancorp received a subpoena and notice of investigation by the Securities and Exchange Commission, Miami Regional Office. The subpoena requests a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, BankAtlantic Bancorp’s recently formed asset workout subsidiary and any purchases or sale of BankAtlantic Bancorp’s common stock by officers or directors of BankAtlantic Bancorp. BankAtlantic Bancorp intends to fully cooperate and provide the requested documentation.
In re: Levitt and Sons, LLC, et al., No. 07-19845-BKC-RBR, U.S. Bankruptcy Court Southern District of Florida
On November 9, 2007, the Debtors filed voluntary petitions for relief under the Chapter 11 Cases in the Bankruptcy Court. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents.
On November 27, 2007, the Office of the United States Trustee (the “U.S. Trustee), appointed an official committee of unsecured creditors in the Chapter 11 Cases (the “Creditors’ Committee”). On January 22, 2008, the U.S. Trustee appointed a Joint Home Purchase Deposit Creditors Committee of Creditors Holding Unsecured Claims (the “Deposit Holders Committee”, and together with the Creditors Committee, the “Committees”) The Committees have a right to appear and be heard in the Chapter 11 Cases.
On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (“Chapter 11 Admin. Expense Motion”) thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of Woodbridge for Post Petition Services. While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the cash payments of such claims was subject to additional court approval. In addition to the unsecured administrative expense claims, Woodbridge had pre-petition secured and unsecured claims against the Debtors. The Debtors scheduled the amounts due to Woodbridge in the Chapter 11 Cases. Woodbridge’s unsecured pre-petition claims scheduled by Levitt and Sons were approximately $67.3 million and the secured pre-petition claim scheduled by Levitt and Sons is approximately $460,000. Woodbridge also filed contingent claims with respect to any liability Woodbridge may have arising out of disputed indemnification obligations under certain surety bonds. Lastly, Woodbridge implemented an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of December 31, 2008, which totaled approximately $3.9 million paid as of that date, have assigned their unsecured claims to Woodbridge.

In 2008, the Debtors asserted certain claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses incurred at Levitt and Sons in prior periods; however, the parties entered into the Settlement Agreement described below.
On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee entered into an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009.
Robert D. Dance, individually and on behalf of all others similarly situated v. Woodbridge Holdings Corp. (formerly known as Levitt Corp.), Alan B. Levan, and George P. Scanlon, Case No. 08-60111-Civ-Graham/O’Sullivan, Southern District of Florida
On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of securities against Woodbridge and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of Woodbridge’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning Woodbridge’s financial results, prospects and condition.
Westchester Fire Insurance Company vs. City of Brooksville Case No. 8: CA-09-486
On February 9, 2009, the City of Brooksville, Florida filed a complaint in the Circuit Court of the Fifth Judicial Circuit in and for Hernando County, Florida. Woodbridge was named as one of the defendants. The lawsuit alleged that Woodbridge failed to construct certain public works projects in the City as it was required to do under a Plat Approval granted by the City for the Cascades at Southern Hills project. The lawsuit sought recovery from Westchester Fire Insurance Company, which provided surety bonds for Woodbridge’s performance of the public works. Although Woodbridge was named as a defendant, no cause of action was asserted against Woodbridge. The case was subsequently voluntarily dismissed without prejudice. Separately, on January 16, 2009, a federal declaratory action was filed by Westchester Fire against the City of Brooksville, Florida in the Federal District Curt for the Middle District of Florida. Woodbridge is not a party in that litigation. However, it is anticipated that the federal court declaratory action will resolve the dispute between all parties in its entirety. Based on the claim made by the City on the bonds, at the surety’s request, Woodbridge posted a $4.0 million letter of credit as security while the matter is litigated with the City.
In the ordinary course of business, the Company and its subsidiaries are also parties to lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates activities and real estate development activities. Although it is believed that there are meritorious defenses in all pending legal actions, the outcome of legal actions is uncertain. Management does not believe its results of operations or financial condition will be materially impacted by the resolution of these matters which arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the quarter ended December 31, 2008, no matters were submitted to a vote of shareholders.

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
Market Information
     On December 1, 2008, the Company was notified by the NYSE Arca, Inc. that its Class A Common Stock was suspended from trading on the NYSE Arca because the market value of its publicly held shares had fallen below the NYSE Arca’s continued listing requirement for a consecutive 30 trading-day period. As a result, the Company’s Class A Common Stock was suspended from trading on the NYSE Arca prior to the opening of the market on December 9, 2008. Since, December 9, 2008, BFC’s Class A Common Stock has been quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the ticker symbol “BFCF.PK”. Our Class B Common Stock is quoted on the OTC Bulletin Board under the symbol “BFCFB.OB.”
     The following table sets forth, for the indicated periods, the high and low trading prices for our Class A Common Stock as reported by the NYSE Arca through December 8, 2008 and as quoted on the Pink Sheets from that date through December 31, 2008. For our Class B Common Stock the high and low per share sales price are as reported by the National Association of Securities Dealers Automated Quotation System. The over-the-counter stock prices do not include retail mark-ups, mark-downs or commissions. On March 23, 2009, the closing quoted price of our Class A common stock as reported on the Pink Sheets was $0.15 per share.

Class A Common Stock:	High	Low
2007
First Quarter	$6.75	$4.31
Second Quarter	4.50	3.59
Third Quarter	4.04	2.22
Fourth Quarter	3.38	1.16

2008
First Quarter	$1.56	$.50
Second Quarter	1.26	.57
Third Quarter	1.04	.45
Fourth Quarter	.68	.12

Class B Common Stock:	High	Low
2007
First Quarter	$6.10	$5.00
Second Quarter	4.65	3.60
Third Quarter	3.50	2.25
Fourth Quarter	3.00	1.10

2008
First Quarter	$1.50	$1.08
Second Quarter	1.20	.65
Third Quarter	.75	.52
Fourth Quarter	.55	.25
Holders
     On March 5, 2009, there were approximately 2,820 record holders of Class A Common Stock and approximately 720 record holders of Class B Common Stock.
Dividends
     While there are no restrictions on the payment of cash dividends by BFC, BFC has never paid cash dividends on its common stock.
     There are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to holders of its common stock, including BFC. In February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its outstanding junior subordinated debt associated with its trust preferred securities. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp will not pay dividends to its common shareholders, including BFC. BankAtlantic Bancorp can end the deferral period at any time. The availability of funds for dividend payments by BankAtlantic Bancorp depends upon BankAtlantic’s ability to pay dividends to BankAtlantic Bancorp. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See Financial Services Risk Factors – “BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits” and Regulation and Supervision – “Limitation on Capital Distributions.” BankAtlantic Bancorp does not expect to receive dividend payments from BankAtlantic due to BankAtlantic’s recent net losses. Therefore, BFC does not expect to receive dividend payments from BankAtlantic Bancorp.
     Woodbridge’s Board of Directors has not adopted a policy of regular dividend payments. The payment of dividends in the future is subject to approval by Woodbridge’s Board of Directors and will depend upon, among other factors, Woodbridge’s results of operations and financial condition. While Woodbridge’s Board of Directors declared a cash dividend of $0.10 per share on its Class A common stock and Class B common stock, which was paid in February 2007, it is not anticipated that Woodbridge’s Board of Directors will declare cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities
     On October 21, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of our Class A Common Stock through open market or private transactions at an aggregate cost of no more than $10 million. The timing and amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase shares during any period. No termination date was set for the repurchase program. The shares purchased in this program will be retired and cancelled. The chart below provides information concerning shares repurchased during the quarter ended December 31, 2008.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased	per share	or Programs	Programs
October 1, 2008 through October 31, 2008	11,447	$0.55	11,447	1,650,000
November 1, 2008 through November 30, 2008	—	—	—	1,650,000
December 1, 2008 through December 31, 2008	—	—	—	1,650,000

Total	11,447	$0.55	11,447	1,650,000

The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2008:

Number of securities
Remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options	of outstanding options	(excluding outstanding
Plan category	warrants or rights	warrants or rights	options)
Equity compensation plans approved by security holders	1,797,960	$4.57	2,015,804
Equity compensation plans not approved by security holders	—	—	—

Total	1,797,960	$4.57	2,015,804

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2004 through 2008. Certain selected financial data presented below is derived from our consolidated financial statements. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto which are included elsewhere in this report.
(Dollars in thousands, except for per share data)

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Income Statement
Revenues
BFC Activities	$4,408	6,109	3,682	3,129	5,683
Financial Services	449,571	520,793	507,746	445,537	358,703
Real Estate Development	33,491	431,665	583,152	574,824	558,838

	487,470	958,567	1,094,580	1,023,490	923,224

Costs and Expenses
BFC Activities	12,139	15,015	12,370	9,665	7,452
Financial Services	634,970	579,458	474,311	381,916	280,431
Real Estate Development	72,751	697,895	606,655	498,760	481,627

	719,860	1,292,368	1,093,336	890,341	769,510

Equity in earnings from unconsolidated affiliates	15,064	12,724	10,935	13,404	19,603
Impairment of unconsolidated affiliates	(96,579)	—	—	—	—
Impairment of investments	(15,548)	—	—	—	—

(Loss) income from continuing operations	(329,453)	(321,077)	12,179	146,553	173,317
Less: (Benefit) provision for income taxes	15,763	(69,012)	(530)	59,566	70,917
Less: Noncontrolling interest	(272,711)	(218,165)	13,406	79,267	90,383

(Loss) income from continuing operations	(72,505)	(33,900)	(697)	7,720	12,017
(Loss) income from discontinued operations, net of noncontrolling interest and income taxes	4,461	1,038	(1,524)	5,054	2,213
Extraordinary gain, net of income taxes	9,145	2,403	—	—	—

Net (loss) income	(58,899)	(30,459)	(2,221)	12,774	14,230
Preferred Stock dividends	(750)	(750)	(750)	(750)	(392)

Net (loss) income allocable to common stock	$(59,649)	(31,209)	(2,971)	12,024	13,838

Common Share Data (a), (b), ( c) Basic (loss) earnings per share:
Basic (loss) earnings per share from continuing operations	$(1.62)	(0.90)	(0.04)	0.24	0.48
Discontinued operations	0.10	0.03	(0.05)	0.18	0.09
Extraordinary items	0.20	0.06	—	—	—

Basic (loss) earnings per share of common stock	$(1.32)	(0.81)	(0.09)	0.42	0.57

Diluted (loss) earnings per share:
Diluted (loss) earnings per share from continuing operations	$(1.62)	(0.90)	(0.05)	0.22	0.40
Discontinued operations	0.10	0.03	(0.05)	0.15	0.07
Extraordinary items	0.20	0.06	—	—	—

Diluted (loss) earnings per share of common stock	$(1.32)	(0.81)	(0.10)	0.37	0.47

Basic weighted average number of common shares outstanding	45,097	38,778	33,249	28,952	24,183
Diluted weighted average number of common shares outstanding	45,097	38,778	33,249	31,219	27,806

Selected Consolidated Financial Data — continued
(Dollars in thousands, except for per share data)

	December 31,
Balance Sheet (at period end)	2008	2007	2006	2005	2004
Loans and leases and held for sale, net	$4,317,645	4,528,538	4,603,505	4,628,744	4,561,073
Securities	$979,417	1,191,173	1,081,980	1,064,857	1,082,985
Total assets	$6,395,582	7,114,433	7,605,766	7,395,755	6,954,847
Deposits	$3,926,368	3,953,405	3,867,036	3,752,676	3,457,202
Securities sold under agreements to repurchase and federal funds purchased	$279,726	159,905	128,411	249,263	257,002
Other borrowings (d)	$1,631,367	1,992,718	2,398,662	2,121,315	2,083,109
Shareholders’ equity	$112,867	184,037	177,585	183,080	125,251

(a)	Since its inception, BFC has not paid any cash dividends on its common stock.

(b)	While the Company has two classes of common stock outstanding, the two-class method is not presented because the company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes

(c)	Prior to the merger of I.R.E. Realty Advisory Group, Inc. (“I.R.E. RAG”) in November 2007, the 4,764,285 shares of the Company’s Class A Common Stock and 500,000 shares of the Company’s Class B Common Stock that were owned by I.R.E. RAG were considered outstanding, but because the Company owned 45.5% of the outstanding common stock of I.R.E. RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock were eliminated from the number of shares outstanding for purposes of computing earnings per share.

(d)	Other borrowings consist of FHLB advances, subordinated debentures, notes, bonds payable, secured borrowings, and junior subordinated debentures. Secured borrowings were recognized on loan participation agreements that constituted a legal sale of a portion of the loan but that were not qualified to be accounted for as a loan sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview
          BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company whose major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) and Woodbridge Holdings Corporation (formerly known as Levitt Corporation) and its wholly-owned subsidiaries (“Woodbridge”) and a noncontrolling interest in Benihana, Inc., which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision.
          Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. BFC believes that the best potential for growth is likely through the growth of the companies it currently controls and its focus is to provide overall support for its controlled subsidiaries with a view to the improved performance of the organization as a whole. During the quarter ended June 30, 2008, the Company aligned its staff to this goal by transferring approximately seven employees to its subsidiary in an effort to seek potentially greater value to the overall organization at that level.
          The Company’s primary activities relate to managing its investments. As of December 31, 2008, BFC had total consolidated assets and liabilities of approximately $6.4 billion and $6.0 billion, respectively, including the assets and liabilities of its consolidated subsidiaries, noncontrolling interests of $262.6 million, and shareholders’ equity of approximately $112.9 million. We report our results of operations through five reportable segments, which are: BFC Activities, BankAtlantic, BankAtlantic Bancorp Other Operations, Land Division and Woodbridge Other Operations.
          The Financial Services division includes BankAtlantic Bancorp results of operations and consists of two reportable segments, which are: BankAtlantic and BankAtlantic Bancorp Other operations. The Real Estate Development division includes Woodbridge’s results of operations and consists of two reportable segments, which are: Land Division and Woodbridge Other Operations. In 2007, the Company operated through two additional reportable segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation.
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

          In September 2008, BankAtlantic Bancorp and Woodbridge each completed a one-for-five reverse split of its common stock. Where appropriate, amounts throughout this document have been adjusted to reflect the reverse stock splits effected by BankAtlantic Bancorp and Woodbridge. The reverse stock splits did not impact the Company’s proportionate equity interest or voting rights in BankAtlantic Bancorp or Woodbridge. BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of December 31, 2008 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock (1)	2,389,697	23.30%	12.35%
Class B Common Stock	975,225	100.00%	47.00%
Total	3,364,922	29.96%	59.35%

Woodbridge Holdings Corporation
Class A Common Stock (2)	3,735,392	22.43%	11.89%
Class B Common Stock	243,807	100.00%	47.00%
Total	3,979,199	23.55%	58.89%

(1)	In August 2008 and December 2008, BFC purchased an aggregate of 400,000 shares and 323,848 shares, respectively, of BankAtlantic Bancorp’s Class A common stock on the open market for an aggregate purchase price of $2.8 million and $1.1 million, respectively. BFC’s August 2008 and December 2008 acquisitions of BankAtlantic Bancorp’s Class A common stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 3.6% in August 2008 and 2.9% in December 2008 and increased BFC’s voting interest by approximately 2.1% in August 2008 and 1.6% in December 2008. The acquisitions of additional shares of BankAtlantic Bancorp have been accounted for as step acquisitions under the purchase method of accounting. See Note 2 for further information.

(2)	BFC’s percentage of vote includes 1,229,117 shares of Woodbridge’s Class A Common Stock which BFC had previously agreed not to vote (except in limited circumstances) pursuant to a letter agreement requested by Woodbridge in connection with the listing of its shares on the NYSE
          On December 1, 2008, the Company was notified by the NYSE Arca, Inc. that its Class A Common Stock was suspended from trading on the NYSE Arca because the market value of its publicly held shares had fallen below the NYSE Arca’s continued listing requirement for a consecutive 30 trading-day period. As a result, the Company’s Class A Common Stock was suspended from trading on the NYSE Arca prior to the opening of the market on December 9, 2008. Since, December 9, 2008, BFC’s Class A Common Stock has been quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the ticker symbol “BFCF.PK”.
BFC Financial Corporation Summary of Consolidated Results of Operations by Business Segment
          The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
BFC Activities	$5,997	12,567	(5,009)
Financial Services	(217,646)	(30,012)	26,879
Real Estate Development	(133,567)	(234,620)	(9,143)

	(345,216)	(252,065)	12,727
Noncontrolling interest	(272,711)	(218,165)	13,422

Loss from continuing operations	(72,505)	(33,900)	(695)
Discontinued operations, less controlling interest and income tax	4,461	1,038	(1,526)
Extraordinary gain, less income tax	9,145	2,403	—

Net loss	$(58,899)	(30,459)	(2,221)

          The Company reported a net loss of $58.9 million in 2008 as compared to a net loss of $30.5 million in 2007 and a net loss of $2.2 million in 2006. Results for the years ended December 31, 2008, 2007 and 2006 included $4.5 million income, $1.0 million income and a $1.5 million loss from discontinued operations net of noncontrolling interest and income tax, respectively. The results from discontinued operations related to financial results associated with Ryan Beck (see Note 3 of the Notes to the Consolidated Financial Statement in Item 8 of this report for additional information). In 2008, the Company acquired additional shares of BankAtlantic Bancorp’s Class A Common Stock in the open market, and in 2007 the Company acquired additional shares of Woodbridge’s Class A Common Stock in Woodbridge’s Rights Offerings to its shareholders, including the Company. The acquisition of these shares resulted in negative goodwill (based on the excess of fair value of acquired net assets over the purchase price of the shares) of approximately $19.6 million in connection with the 2008 acquisitions of additional shares of BankAtlantic Bancorp and $11 million in connection with the 2007 acquisition of additional shares in Woodbridge. After ratably allocating this negative goodwill to non-current and non-financial assets, the Company recognized in 2008 and 2007 an extraordinary gain, net of tax, of $9.1 million and $2.4 million, respectively.
          The results of continuing operations from our business segments and related matters are discussed below.

Consolidated Financial Condition
Consolidated Assets and Liabilities
          Total assets at December 31, 2008 and 2007 were $6.4 billion and $7.1 billion, respectively. The significant changes in components of total assets from December 31, 2007 to December 31, 2008 are summarized below:
•	a decrease in cash and cash equivalents of approximately $78.8 million was primarily as a result of (i) a net decrease in cash and cash equivalents of $9.2 million at BFC, which resulted primarily from cash used in operations of approximately $5.8 million and cash used in investing activities of $2.5 million and (ii) Woodbridge’s net decrease in cash and cash equivalents of $80.4 million, which resulted from cash used in operations of $32.9 million, cash used in investing activities of $41.9 million and cash used in financing activities of $5.6 million. This decrease in cash and cash equivalents was offset in part by BankAtlantic Bancorp’s higher cash and due from depository institution balances resulting from additional cash at automated teller machines and cash on hand;

•	an increase in BankAtlantic federal funds sold and short term investments associated with daily treasury management;

•	an increase in Woodbridge’s restricted cash primarily related to the funding of the Levitt and Sons Settlement Agreement, providing collateral for a letter of credit as a result of a surety bond claim and the establishment of an interest reserve for one of Core’s loan agreements;

•	a decrease in securities available for sale and other financial instruments reflecting BankAtlantic Bancorp’s sale of Stifel common stock, the sale of Stifel warrants and the liquidation of managed fund equity investments and principal repayments on agency securities. This decrease in securities available for sale was offset in part by Woodbridge’s net increase of equity securities of $4.3 million (net of shares sold and impairment charges) relating to its investment in Office Depot and BFC’s net increase in the reclassification of its investment in Benihana Convertible Preferred Stock from investment securities which was carried at cost to investment securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” (See Note 12 for further information);

•	a decrease in investment securities at cost primarily resulting from BankAtlantic Bancorp’s sale of Stifel common stock and certain private equity securities and BFC’s reclassification of its investment in Benihana Convertible Preferred Stock as discussed above;

•	increase in tax certificate balances in BankAtlantic primarily due to higher Florida tax certificate acquisitions;

•	a decline in BankAtlantic FHLB stock related to lower FHLB advance borrowings;

•	a decrease in BankAtlantic loan receivable balances associated with a $43.2 million increase in the allowance for loan losses as well as lower residential loan balances partially offset by higher small business, commercial business and home equity loan balances;

•	lower real estate held for development and sale held by BankAtlantic associated with impairments and the sale of inventory of homes at a real estate development. This decrease in inventory of real estate was partially offset by a net increase of inventory held by Woodbridge of $14.0 million primarily associated with the land development activities of the Land Division;

•	a decrease in office properties and equipment primarily due to the sale by BankAtlantic of five central Florida branches to an unrelated financial institution as well as the disposal of properties in connection with the on-going consolidation of back-office facilities, as well as a decrease in Woodbridge property and equipment due to the sale of three ground lease parcels and a depreciation adjustment related to the reclassification into continuing operations of two of Core’s commercial leasing assets previously classified as discontinued operations;

•	a decrease in BankAtlantic’s goodwill associated with the recognition of a $46.6 million goodwill impairment (net of purchase accounting of $1.7 million);

•	a decrease in deferred tax assets, net due to the establishment of a deferred tax asset valuation allowance;

•	an increase in other intangible assets primarily associated with core deposit intangible assets relating to BFC’s “step acquisitions” in BankAtlantic Bancorp in August 2008 and December 2008, which increased BFC’s economic ownership in BankAtlantic Bancorp in the aggregate by approximately 6.5%. Such acquisitions were accounted as step acquisitions under the purchase method. The increase in other intangible assets was also due to Woodbridge’s intangible assets of approximately $4.3 million associated with its acquisition of shares of convertible preferred stock of Pizza Fusion;

•	a decline in other assets primarily resulting from BankAtlantic Bancorp’s and Woodbridge’s receipt of income tax refunds associated with the carry-back of taxable losses for the year ended December 31, 2007.
          The Company’s total liabilities at December 31, 2008 were $6.0 billion compared to $6.4 billion at December 31, 2007. The changes in components of total liabilities from December 31, 2007 to December 31, 2008 are summarized below:
•	lower non-interest-bearing deposit balances primarily reflecting the migration of non-interest bearing deposits to interest-bearing NOW accounts as BankAtlantic promoted higher interest rate NOW accounts during 2008 in response to greater competition;

•	decline in BankAtlantic insured savings and money market accounts primarily reflecting deposit outflows resulting from interest rate reductions on higher yield account products as higher rates from prior periods were discontinued;

•	an increase in BankAtlantic’s certificate accounts reflecting higher brokered deposit balances as well as a higher interest rate certificate account promotion during 2008;

•	lower FHLB advance borrowings at BankAtlantic due to a decline in total assets and the availability of alternative funding sources at lower interest rates;

•	higher short-term borrowings at BankAtlantic associated with funds obtained from the Treasury at lower interest rates than alternate funding sources;

•	a decrease in Woodbridge’s notes and mortgage notes payable primarily due to curtailment payments made in connection with a development loan collateralized by land in Tradition Hilton Head, offset in part by draws on lines of credit in Woodbridge’s Land Division; and

•	decreases in other liabilities primarily resulting from a decline at BankAtlantic in accrued interest payable on borrowings associated with significantly lower interest rates at period end, as well as a decrease in accrued liabilities at Woodbridge which was primarily attributable to decreased severance and construction accruals due to payments made during the year ended December 31, 2008, partially offset by an increase in Woodbridge’s current tax liability of approximately $2.4 million relating to its FIN 48 liability which was netted against current tax asset in 2007.
Redeemable 5% Cumulative Preferred Stock
          On June 7, 2004, the Board of Directors of the Company designated 15,000 shares of the preferred stock as 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) and, on June 21, 2004, sold the shares of the 5% Preferred Stock to an investor group in a private offering. On December 17, 2008, the Company amended Article IV of the Company’s Amended and Restated Articles of Incorporation (the “Amendment”) with the Florida Department of State to amend certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock (see Note 34 of the Notes to the Consolidated Financial Statement in Item 8 of this report for additional information).
          Effective with the Amendment in December 2008 and in accordance with Accounting Series Release No. 268 (“ASR 268”), the Company determined that the 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the Amendment date of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock at December 31, 2008 in the Company’s Consolidated Statements of Financial Condition. The fair value of the 5% Preferred Stock was obtained by using an income approach by discounting estimated cash flows at a market discount rate. Prior to the Amendment in December 2008 for all periods presented, the 5% Preferred Stock is presented in permanent equity at its stated value of approximately $15.0 million. At December 31, 2008, $11.0 million has been re-classified as Redeemable 5% Cumulative Preferred Stock and the remaining amount of approximately $4.0 million remains classified in Additional Paid in Capital.

Noncontrolling Interest
          The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	December 31,
	2008	2007
BankAtlantic Bancorp	$170,888	351,148
Woodbridge	91,389	207,138
Joint Venture Partnership	277	664

	$262,554	558,950

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
          Inflation could have a long-term impact on our real estate activities because any increase in the cost of land, materials and labor would result in a need to increase the sales prices of land which may not be possible. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on demand and the costs of financing land development activities. Rising interest rates as well as increased materials and labor costs may reduce margins. Our real estate activities, which primarily consist of the activities of Woodbridge, are discussed more fully below under the section entitled “Real Estate Development”.
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of real estate held for development and sale and its impairment reserves, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of investments in unconsolidated subsidiaries, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, accounting for deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) the valuation of real estate held for development and sale; (vii) the valuation of unconsolidated subsidiaries; (viii) accounting for deferred tax asset valuation allowance; (ix) accounting for contingencies; and (x) accounting for share-based compensation.

          See Note 1, Summary of Significant Accounting Policies, for a detailed discussion of our significant accounting policies. These policies are also discussed below under the Company’s Financial Services segment and Real Estate Development segment.
New Accounting Pronouncements
          See Note 1 to our audited consolidated financial statements for a description of our new accounting pronouncements.

BFC Activities
BFC Activities
          The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge and its subsidiaries. Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, BFC provides shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. This segment also includes BFC’s overhead expenses, interest income and dividend income from BFC’s investment in Benihana’s convertible preferred stock, the financial results of a venture partnership that BFC controls, and financial results from BFC/CCC, Inc. (formerly known as Cypress Creek Capital, Inc.) (“BFC/CCC”). During the second quarter of 2008, approximately seven employees previously employed by BFC became employees of Woodbridge where we believe they can potentially provide greater value to the overall organization.
          BankAtlantic Bancorp and Woodbridge are consolidated in BFC’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in our Financial Services division which consists of two reportable segments, which are: BankAtlantic and BankAtlantic Bancorp Other Operations. The Company’s earnings and losses in Woodbridge in 2008 are included in two reportable segments, which are Land Division and Woodbridge Other Operations. In 2007 Woodbridge’s earnings and losses included two additional reportable business segments, Primary Homebuilding and Tennessee Homebuilding, both of which have been eliminated as a result of Levitt and Sons’ deconsolidation following its bankruptcy filing in November 2007.
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

				Change	Change
	For the Years Ended December 31,			2008 vs.	2007 vs.
(In thousands)	2008	2007	2006	2007	2006
Revenues
Interest and dividend income	$1,376	2,374	2,292	(998)	82
Securities activities	898	1,295	—	(397)	1,295
Other income, net	4,955	4,977	3,680	(22)	1,297

	7,229	8,646	5,972	(1,417)	2,674

Cost and Expenses
Employee compensation and benefits	8,793	10,932	9,407	(2,139)	1,525
Other expenses, net	3,600	4,340	3,428	(740)	912

	12,393	15,272	12,835	(2,879)	2,437

Equity in loss from unconsolidated affiliates	(152)	(78)	—	(74)	(78)
Impairment of investment	(3,574)	—	—	(3,574)	—

Loss before income taxes	(8,890)	(6,704)	(6,863)	(2,186)	159
Benefit for income taxes	(14,887)	(19,271)	(1,857)	4,384	(17,414)
Noncontrolling interest	12	(34)	(25)	46	(9)

Income (loss) from continuing operations	$5,985	12,601	(4,981)	(6,616)	17,582

          The decrease in interest and dividend income during the year ended December 31, 2008 as compared to 2007 and 2006 resulted from lower cash and cash equivalent balances and lower average yields on those balances. The increase interest and dividend income during the year ended December 31, 2007 as compared to 2006 resulted from interest income earned on higher cash balances as a consequence of the public offering of equity consummated in 2007.

BFC Activities
          Securities activities related to gains on the sale of publicly traded equity securities, $103,000 of which was realized in 2008 by a venture partnership that BFC controls.
          The decrease in other income in 2008 as compared to the same period in 2007 was primarily due to lower income at BFC/CCC. This decrease in other income was partially offset with an increase in shared service income. The increase in other income in 2007 as compared to the same period in 2006 was primarily due to higher income from advisory fees earned at BFC/CCC and shared service income. In 2008, 2007 and 2006, BFC/CCC income was approximately $1.4 million, $1.7 million and $929,000, respectively. In 2008, 2007 and 2006, shared service income was approximately $3.1 million, $2.9 million and $2.5 million, respectively. BFC also recognized similar expenses related to shared service operations.
          The decrease in employee compensation and benefits in 2008 as compared to the same period in 2007 was primarily due to the decline in executive officers incentive bonus of approximately $913,000, as well as a decline in compensation and benefits of approximately $1.1 million primarily associated with the transfer of BFC/CCC’s employees to Woodbridge. The increase in employee compensation and benefits during the year ended December 31, 2007 as compared to 2006 was primarily due to increases in i) the level of compensation and additional employees in BFC’s shared service operations, ii) bonus expense of approximately $390,000 of which $200,000 related to the completion of certain projects at BFC/CCC and additional bonuses to executive officers, iii) stock compensation expense of approximately $308,000 and iv) a provision for severance in the amount of $250,000 due to a restructuring of BFC/CCC’s operations. At December 31, 2008, BFC had 9 employees dedicated to BFC operations and 29 employees providing shared services to BFC and the affiliate companies. At December 31, 2007, BFC had 12 employees dedicated to BFC operations, 11 employees in BFC/CCC, and 25 employees providing shared services to BFC and the affiliate companies.
          Other expenses decreased in 2008 as compared to the same period in 2007 primarily due to a write-off of $619,000 related to the abandonment of a proposed merger with Woodbridge which was terminated in August 2007. Other expenses increased in 2007 as compared to 2006 primarily due to the write-off of the $619,000 proposed merger cost with Woodbridge and increased legal and professional and consulting fees.
          Impairment of investment in 2008 related to BFC’s investment in Benihana Convertible Preferred Stock. During the quarter ended December 31, 2008, the Company performed an impairment review of its investment in Benihana Convertible Preferred Stock to determine if an impairment adjustment was needed.  Based on the evaluation and the review of various qualitative and quantitative factors, including the decline in the underlying trading value of Benihana’s common stock and the redemption provisions of the Company’s Convertible Preferred Stock, the Company determined that there was an other-than-temporary decline of approximately $3.6 million, and accordingly, the investment was written down to its fair value of approximately $16.4 million. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities which are carried at cost to investment securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
          BFC Activities include the (benefit) provision for income taxes associated with our equity earnings (losses) in Woodbridge for the periods ended and the tax effect of our equity earnings (losses) in BankAtlantic Bancorp. BFC’s current business strategy is to hold its investment in BankAtlantic Bancorp indefinitely. Accordingly, based on the Company’s change in intent as to the expected manner of recovery of its investment in BankAtlantic Bancorp, the Company reversed its deferred tax liability of $29.3 million during the quarter ended September 30, 2008.
          In 2008, a valuation allowance of approximately $28.3 million was established against BFC’s deferred tax asset primarily resulting from BFC’s net operation loss (“NOLs”) carryforwards, because based on available evidence it is more likely than not that this deferred tax asset will not be realized. For further information see Note 25 to the Notes to the Consolidated Financial Statements in Item 8 of this report.

BFC Activities
          The effective tax rate after taking into consideration BankAtlantic Bancorp’s and Woodbridge’s equity earnings (losses) was as follow:

	For the Years Ended December 31,
	2008	2007	2006
BFC Activities loss before income taxes	$(8,901)	(6,670)	(6,838)
Subsidiaries not consolidated for income taxes:
Equity from (loss) earnings in BankAtlantic Bancorp	(56,230)	(7,206)	5,807
Equity from loss in Woodbridge	(22,261)	(39,622)	(1,519)

Loss before income taxes	(87,392)	(53,498)	(2,550)
Benefit for income taxes	(14,887)	(19,271)	(1,857)

Net loss	$(72,505)	(34,227)	(693)

Effective tax rate	17%	36%	73%
          The difference between the effective tax rate and the expected federal income tax rate of 35% during 2008 resulted primarily from a valuation allowance of our deferred tax assets of approximately $28.3 million (which also includes the disallowance of tax benefits associated with current year losses from BFC Activities), tax benefits not recognized on our equity losses from BankAtlantic Bancorp because of our new business strategy as mentioned above and the reversal of our deferred tax liability of $29.3 million associated with our investment in BankAtlantic Bancorp as mentioned above.
          The difference between the effective tax rate and the expected federal income tax rate of 35% during 2006 resulted primarily from tax benefits associated with dividend received deduction of approximately $894,000 and state tax.
Purchase Accounting
          The acquisitions in 2008 and 2007 of additional shares purchased of BankAtlantic Bancorp and Woodbridge, respectively, has been accounted for as step acquisitions under the purchase method of accounting. Accordingly, the assets and liabilities acquired have been revalued to reflect market values at the respective dates of acquisition. For further information see Note 2 of the Notes to the Consolidated Financial Statement in Item 8 of this report. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments decreased our consolidated net loss during 2008 by approximately $8.4 million of which approximately $4.7 million and $1.7 million was due to the purchase accounting associated with the investment in Bluegreen and goodwill, respectively.
Liquidity and Capital Resources of BFC
          The following table provides cash flow information for the BFC Activities segment (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Net cash provided by (used in):
Operating activities	$(5,859)	(3,267)	(2,292)
Investing activities	(2,495)	(31,548)	(1,416)
Financing activities	(825)	35,537	(4,922)

Increase (decrease) in cash and cash equivalents	(9,179)	722	(8,630)
Cash and cash equivalents at beginning of period	18,898	18,176	26,806

Cash and cash equivalents at end of period	$9,719	18,898	18,176

          BFC expects to meet its short-term liquidity requirements generally through existing cash balances and cash dividends from Benihana. The Company expects to meet its long-term liquidity requirements through the foregoing, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.

BFC Activities
          The primary sources of funds to the BFC Activities segment for the years of 2008 and 2007 (without consideration of BankAtlantic Bancorp’s or Woodbridge’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Revenues from shared services activities for affiliated companies;

•	Dividends from Benihana;

•	Venture partnership distribution;

•	Revenues from BFC/CCC;

•	Proceeds from the sale of equity securities; and

•	Dividends from BankAtlantic Bancorp.
Funds were primarily utilized by BFC to:
•	Purchase shares of Woodbridge and BankAtlantic Bancorp Class A common stock as discussed in this report;

•	Pay dividends on BFC’s outstanding 5% Preferred Stock; and

•	Fund BFC’s operating and general and administrative expenses, including shared services costs.
          The increase in cash used in operating activities during 2008 compared to 2007 primarily resulted from lower income resulting from a decline in interest income earned from cash equivalents and a decline in BFC/CCC’s income. This increase in cash used in operating activities was partially offset by lower operating and general and administrative expenses. The increase in cash used in operating activities during 2007 compared to 2006 primarily resulted from higher operating and general administrative expenses, net of revenues received from BFC/CCC.
          The decline in cash used in investing activities during 2008 compared to 2007 was primarily due to the purchase in 2007 of 3,320,543 shares of Woodbridge’s Class A common stock in Woodbridge’s rights offering (such shares were subsequently issued to BFC on October 1, 2007) for approximately $33.2 million, while in 2008 the Company purchased an aggregate of 723,848 shares of BankAtlantic Bancorp’s Class A common stock in the open market for approximately $3.9 million. In 2008, the decline in cash used in investing activities was partially offset by cash proceeds received from a venture partnership’s distribution and proceeds received from the sale of its equity securities. The increase in cash used in investing activities during 2007 compared to 2006 primarily resulted from BFC’s purchase of Woodbridge’s Class A Common Stock in the Rights Offering as discussed above. This increase in cash used in investing activities in 2007 was partially offset by cash provided by the proceeds received from the sale of equity securities and from the sale of a real estate investment.
          The decrease in cash provided by financing activities during 2008 compared to 2007 was primarily associated with BFC’s public offering in July 2007, in which BFC sold 11,500,000 shares of its Class A Common Stock at $3.40 per share pursuant to a registered underwritten public offering. Net proceeds from the sale of the 11,500,000 shares totaled approximately $36.2 million, after underwriting discounts, commissions and offering expenses. BFC primarily used the proceeds of this offering to participate in Woodbridge’s Rights Offering as described above and for general corporate purposes, including working capital. In 2007, cash provided by financing activities resulted from net proceeds from BFC’s public offering offset by the payment of dividends on the Company’s 5% Preferred Stock of $750,000. In 2006, cash used in financing activities resulted from the payment of approximately $4.2 million of optionees’ minimum withholding tax upon the exercise of stock options and the payment of dividends on the Company’s 5% Preferred Stock of $750,000. BFC accepted shares of Class B Common Stock as consideration for the exercise price of stock options and for the payment of optionees’ minimum withholding taxes related to options exercised.
          On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of its common stock at an aggregate cost of no more than $10.0 million. In 2008, the Company repurchased in the open market an aggregate of 100,000 shares at an average price of $0.54 per share. As a result of these shares repurchases, 1,650,000 shares of the Company’s Class A Common Stock remain available for repurchase under the plan. These remaining shares may be repurchased in the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase any or all of the remaining shares in the future. No termination date was

BFC Activities
set for the repurchase program. It is anticipated that any share repurchases would be funded through existing cash balances.
          The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval from the OTS in order to pay dividends to BankAtlantic Bancorp. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and BankAtlantic Bancorp does not expect to receive cash dividends from BankAtlantic during 2009, and possibly longer. However, BankAtlantic Bancorp may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. In February 2009, BankAtlantic Bancorp elected to defer regularly scheduled interest payments on all of its outstanding junior subordinated debentures relating to its outstanding trust preferred securities, and during the deferral period, BankAtlantic Bancorp may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. At December 31, 2008, BankAtlantic met all applicable liquidity and regulatory capital requirements. During the year ended December 31, 2008, the Company received approximately $208,000 in dividends from BankAtlantic Bancorp.
          In October 2008, the U.S. Treasury announced the Capital Purchase Program (“CPP” or “Program”) to invest capital into U.S. financial institutions pursuant to which institutions may issue senior preferred stock to the Treasury and receive proceeds of up to 3 percent of risk-weighted assets. The Program requires that in conjunction with the issuance of senior preferred shares, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the investment in senior preferred stock with the exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. Financial institutions that participate will be subject to certain restrictions and covenants as may be required by the Treasury. BankAtlantic Bancorp and BankAtlantic have submitted an application for CPP funds; however, there is no assurance that BankAtlantic Bancorp or BankAtlantic will participate in the Treasury’s Program or of the amount of any such participation. To date, the Treasury has not acted on the application. In the event BankAtlantic Bancorp or BankAtlantic receive approval for participation in the CPP and choose to do so, BankAtlantic Bancorp expects that they would end the deferral of interest payments on its junior subordinated debentures using existing funds.
          Woodbridge has not paid any dividends since the first quarter of 2007, and the Company does not anticipate that it will receive additional dividends from Woodbridge for the foreseeable future. Any future dividends are subject to approval by Woodbridge’s Board of Directors and will depend upon, among other factors, Woodbridge’s results of operations and financial condition.
          On December 17, 2008, the Company amended its Articles of Incorporation to amend certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminates the right of the holders of the 5% Preferred Stock to convert their shares of Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Series B Convertible Preferred Stock (the “Benihana Preferred Stock”) of Benihana, Inc. (“Benihana”), (ii) the Company sells any shares of Benihana’s common stock received upon conversion of the Benihana Preferred Stock or (iii) Benihana redeems any shares of the Benihana Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on the 5% Preferred Stock, the Amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana Preferred Stock owned by the Company or on the shares of Benihana’s common stock received by the Company upon conversion of the Benihana Preferred Stock. The investment in Benihana Preferred Stock is subject to mandatory redemption on July 2, 2014. The date may be extended by the holders of a majority of the then outstanding shares of Benihana Preferred Stock to a date no later

BFC Activities
than July 2, 2024. The Company owns 800,000 shares of Benihana Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter in dividends on the Benihana Series B Convertible Preferred Stock (see Note 12 for further information).
          On June 21, 2004, the Company sold 15,000 shares of the 5% Preferred Stock to an investor group in a private offering. In December 2008, the purchase agreement of the 5% Cumulative Convertible Preferred Stock was amended as described above. Effective with the Amendment (discussed above), the Company determined that the 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the Amendment date of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock at December 31, 2008 in the Company’s Consolidated Statements of Financial Condition (see Note 34 of the Notes to the Consolidated Financial Statement in Item 8 of this report). The 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices (the “Redemption Price”) ranging from $1,030 per share for the year 2009 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock have no voting rights into the Company and are entitled to receive, when and as declared by the Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid dividends on the preferred stock of $187,500 on a quarterly basis.
          A wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”) has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida, and in connection with the purchase of such office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 35.4% of the current indebtedness of the property, with the guarantee to be partially reduced in the future based upon the performance of the property.
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 19.5% of the current indebtedness collateralized by the commercial properties.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
          There were no obligations associated with the above guarantees recorded in the financial statements based on the value of the assets collateralizing the indebtedness, the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Financial Services
(BankAtlantic Bancorp)
Financial Services
          Our Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp in 2008 presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
Introduction
          BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2008, we had total consolidated assets of approximately $5.8 billion, deposits of approximately $4.0 billion and shareholders’ equity of approximately $244 million. We operate through two primary business segments: BankAtlantic and the Parent Company.
          On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s Consolidated Financial Statements for the years ended December 31, 2007 and 2006.
Consolidated Results of Operations
          Income from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

BankAtlantic	$(166,144)	(19,440)	36,322
Parent Co.	(53,100)	(10,572)	(9,443)

Net (loss) income	$(219,244)	(30,012)	26,879

          The significant decline in BankAtlantic’s performance during the year ended December 31, 2008 compared to the same 2007 period primarily resulted from a $48.3 million goodwill impairment charge, the establishment of a $66.9 million deferred tax valuation allowance, a $64.5 million increase in the provision for loan losses and a decline in non-interest income. These items were partially offset by lower non-interest expenses excluding the goodwill impairment. The goodwill in our community banking and commercial lending business units was determined to be impaired primarily due to the on-going downward trends in the financial services industry affecting the Company’s market capitalization and the continued decline in the credit quality of BankAtlantic’s loan portfolio. Based on net losses in recent years and the uncertainty in the current adverse economic environment, management considered it prudent to establish a deferred tax valuation allowance on its entire net deferred tax asset. BankAtlantic would recognize a benefit for the reversal of its deferred tax asset valuation allowance if BankAtlantic generates sufficient taxable income in the future to utilize the tax benefit related to the net deferred tax assets or as tax laws may otherwise allow. The substantial increase in BankAtlantic’s provision for loan losses for 2008 compared to 2007 reflects net charge-offs for 2008 of $97.4 million compared to $20.4 million for 2007 and a $31.6 million increase in the allowance for loan losses during 2008. The charge-offs and loan reserve increases were primarily related to commercial real estate and home equity loans. These categories of loans have been highly susceptible to declining real estate values in Florida where the collateral for the loans are located. The decline in BankAtlantic’s non-interest income was primarily due to lower net assessments of overdraft fees. BankAtlantic non-interest expenses, excluding the goodwill impairment charge, declined by $31.6 million. During 2008, in response to an adverse economic conditions, we slowed BankAtlantic’s store expansion program, consolidated certain back-office facilities, sold five central Florida stores, renegotiated vendor contracts, continued staff reductions, out-sourced certain back-office functions and initiated targeted other expense reduction programs.

Financial Services
(BankAtlantic Bancorp)
          The significant decline in BankAtlantic’s earnings during 2007 reflects $70.8 million of provision for loan losses and $20.9 million of restructuring charges and long-lived asset impairments. The allowance for loan losses during 2007 was significantly increased in response to the rapid deterioration in the Florida residential real estate market and the associated rapid and substantial increase in non-performing loans and classified assets. Restructuring charges in 2007 related to management’s decision to slow BankAtlantic’s retail network expansion, consolidate its call center operations, and sell properties or terminate operating leases acquired for store expansion. Other factors contributing to the 2007 loss were net interest margin compression and costs associated with opening new stores. BankAtlantic’s 2007 net interest income declined by $20.1 million from 2006 reflecting an increase in its cost of funds due to growth in higher cost deposit products and lower yields on earning assets due to a change in the mix of loan products and increased nonperforming assets. BankAtlantic opened 15 new stores during 2007 and 13 new stores during 2006. The opening and operating costs of these new stores exceeded revenues of these stores during the 2007 period, which had a negative impact on earnings. BankAtlantic’s results during 2007 compared to the same 2006 period were favorably impacted by lower advertising costs of $15.0 million and higher retail banking service fees of $13.6 million. During the fourth quarter of 2006, management decided to reduce advertising expenditures in response to reduced deposit growth. The additional service fees primarily resulted from higher overdraft, interchange and surcharge income from increased volume of customer transactions.
          The increase in the Parent Company segment loss during 2008 compared to 2007 reflects a provision for loan losses of $24.4 million associated with non-performing loans which were transferred from BankAtlantic to the Parent Company’s asset workout subsidiary in March 2008 as well as the establishment of a $20.9 million deferred tax valuation allowance. The Parent Company had no provision for loan losses during the comparable 2007 period as it held no loans during that period. Additionally, gains from securities activities declined from $6.1 million during 2007 to a loss of $0.4 million during 2008 as the Parent Company liquidated its managed fund investment portfolio and sold its entire investment in Stifel securities acquired by it in connection with the 2007 sale of Ryan Beck. Parent Company operating expenses were higher by $4.5 million during 2008 compared to 2007. The increase reflects property management costs associated with non-performing loans and an increase in professional fees in 2008 compared to 2007.
          The higher Parent Company net loss during 2007 compared to 2006 resulted from a $3.3 million other-than-temporary impairment charge associated with a private limited partnership and higher net interest expense due to the issuance of $30.9 million of junior subordinated debentures. The Parent Company did not recognize impairment charges during the year ended December 31, 2006. Parent Company segment operations were favorably impacted by a significant reduction of performance based bonuses during 2007 compared to 2006 reflecting the decline in the Company’s operating results for the year ended December 31, 2007.
          During 2008, the Parent Company recognized in discontinued operations $16.6 million of additional proceeds from the Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel. Included in discontinued operations during 2007 relating to the Ryan Beck segment was income of $7.8 million compared to a loss of $11.5 million during 2006. Ryan Beck’s 2007 income reflects a $16.4 million gain from the sale of Ryan Beck to Stifel partially offset by an $8.6 million loss from operations during the two months ended February 28, 2007, the closing date of the sale to Stifel. Ryan Beck’s 2006 loss resulted from declining retail brokerage revenues and a significant slow-down in investment banking activities.
BankAtlantic Results of Operations
Summary
          The following events over the past several years have had a significant impact on BankAtlantic’s business strategies and results of operations:
          In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts). Since inception of this campaign, BankAtlantic has increased core deposit balances 284% from $600 million at December 31, 2001 to approximately $2.2 billion at December 31, 2008. These core deposits represented 55% of BankAtlantic’s total deposits at December 31, 2008, compared to 26% of total deposits at December 31, 2001.

Financial Services
(BankAtlantic Bancorp)
          In 2004, BankAtlantic announced its de novo store expansion strategy and had opened 32 stores as of December 31, 2008 in connection with this strategy. BankAtlantic’s non-interest expenses substantially increased as a result of this strategy reflecting the hiring of additional personnel, increased marketing to support new stores, increased leasing and operating costs for the new stores and expenditures for back-office technologies to support a larger institution.
          During the fourth quarter of 2005, the growth in core deposits slowed reflecting rising short-term interest rates and increased competition among financial institutions. In response to these market conditions, BankAtlantic significantly increased its marketing expenditures and continued its new store expansion program in an effort to sustain core deposit growth. The number of new core deposit accounts opened increased from 226,000 during 2005 to 270,000 during 2006, while core deposit balances grew to $2.2 billion at December 31, 2006 from $2.1 billion at December 31, 2005. In response to adverse economic conditions and the slowed deposit growth, BankAtlantic significantly reduced its marketing expenditures beginning during the fourth quarter of 2006 as part of an overall effort to reduce its non-interest expenses.
          During the latter half of 2007, the real estate markets deteriorated rapidly throughout the United States, and particularly in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated. In response to these market conditions, BankAtlantic established a significant allowance for loan losses for commercial loans collateralized by residential real estate property and to a lesser extent home equity consumer loans.
          During the fourth quarter of 2007, management decided to slow BankAtlantic’s retail network expansion and consolidate certain back-office facilities in order to reduce the growth of non-interest expenses.
          As economic conditions deteriorated in the latter half of 2007 and during 2008, real estate property values continued to decline. The adverse economic and real estate market conditions severely impacted the credit quality of BankAtlantic’s loan portfolio. In March 2008, the Parent Company purchased $101.5 million of non-performing loans from BankAtlantic and during the year contributed $65 million of capital to BankAtlantic. During the fourth quarter of 2008, financial and credit markets deteriorated rapidly, investor confidence in financial institutions was significantly and adversely affected and the market capitalization of BankAtlantic Bancorp’s Class A common stock declined materially. As BankAtlantic’s non-performing loans escalated, additional loan loss reserves were established, impairments of long-lived assets were recognized and earnings were adversely affected. As a consequence of the substantial losses during 2007 and 2008, the deterioration in the price of the Company’s Class A common stock and the unprecedented economic and market uncertainty, BankAtlantic recognized a $48.3 million non-cash goodwill impairment charge and established a $66.9 million non-cash deferred tax valuation allowance.
          The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2008 vs	2007 vs
	2008	2007	2006	2007	2006

Net interest income	$193,648	199,510	219,605	(5,862)	(20,095)
Provision for loan losses	(135,383)	(70,842)	(8,574)	(64,541)	(62,268)

Net income after provision for loan losses	58,265	128,668	211,031	(70,403)	(82,363)
Non-interest income	137,308	144,412	131,844	(7,104)	12,568
Non-interest expense	(330,623)	(313,898)	(293,448)	(16,725)	(20,450)

BankAtlantic (loss) income before income taxes	(135,050)	(40,818)	49,427	(94,232)	(90,245)
(Provision)/benefit for income taxes	(31,094)	21,378	(13,105)	(52,472)	34,483

BankAtlantic net (loss) contribution	$(166,144)	(19,440)	36,322	(146,704)	(55,762)

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Net Interest Income
The following table summarizes net interest income:

	For the Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars are in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$2,053,645	111,691	5.44%	$2,209,832	120,768	5.47%	$2,099,664	109,103	5.20%
Commercial real estate	1,238,307	69,642	5.62	1,367,095	108,931	7.97	1,530,282	128,420	8.39
Consumer	743,863	33,950	4.56	650,764	47,625	7.32	558,769	41,997	7.52
Commercial business	132,565	9,516	7.18	142,455	12,720	8.93	140,465	12,452	8.86
Small business	320,853	22,162	6.91	298,774	23,954	8.02	259,816	20,988	8.08

Total loans	4,489,233	246,961	5.50	4,668,920	313,998	6.73	4,588,996	312,960	6.82

Tax exempt securities (c)	—	—	—	328,583	19,272	5.87	396,539	23,162	5.84
Taxable investment securities (b)	1,078,189	65,570	6.08	689,263	42,849	6.22	618,913	36,912	5.96
Federal funds sold	44,031	754	1.71	3,638	195	5.36	1,824	22	1.21

Total investment securities	1,122,220	66,324	5.91	1,021,484	62,316	6.10	1,017,276	60,096	5.91

Total interest earning assets	5,611,453	313,285	5.58%	5,690,404	376,314	6.61%	5,606,272	373,056	6.65%

Total non-interest earning assets	503,028			510,173			448,296

Total assets	$6,114,481			$6,200,577			$6,054,568

Interest bearing liabilities
Deposits:
Savings	$503,464	4,994	0.99%	$584,542	12,559	2.15%	$369,504	2,936	0.79%
NOW, money funds and checking	1,506,479	17,784	1.18	1,450,960	26,031	1.79	1,502,058	20,413	1.36
Certificate accounts	1,088,170	41,485	3.81	992,043	45,886	4.63	868,777	35,610	4.10

Total interest bearing deposits	3,098,113	64,263	2.07	3,027,545	84,476	2.79	2,740,339	58,959	2.15

Securities sold under agreements to repurchase, federal funds and other short term borrowings	141,654	2,699	1.91	194,222	9,829	5.06	304,635	15,309	5.03
Advances from FHLB	1,417,718	50,942	3.59	1,379,106	73,256	5.31	1,265,772	66,492	5.25
Subordinated debentures and notes payable	26,004	1,733	6.66	28,946	2,498	8.63	66,287	5,513	8.32

Total interest bearing liabilities	4,683,489	119,637	2.55	4,629,819	170,059	3.67	4,377,033	146,273	3.34

Non-interest bearing liabilities
Demand deposit and escrow accounts	828,825			946,356			1,056,254
Other liabilities	50,584			55,683			61,392

Total non-interest bearing liabilities	879,409			1,002,039			1,117,646

Stockholders’ equity	551,583			568,719			559,889

Total liabilities and stockholders’ equity	$6,114,481			$6,200,577			$6,054,568

Net interest income/net interest spread		193,648	3.03%		206,255	2.94%		226,683	3.31%

Tax equivalent adjustment		—			(6,745)			(8,107)
Capitalized interest from real estate operations		—			—			929

Net interest income		193,648			199,510			219,605

Margin
Interest income/average interest earning assets			5.58%			6.61%			6.65%
Interest expense/average interest earning assets			2.13			2.99			2.61

Tax equivalent net interest margin			3.45%			3.62%			4.04%

(a)	Includes non-accruing loans

(b)	Average balances were based on amortized cost.

(c)	The tax equivalent basis is computed using a 35% tax rate.
For the Year Ended December 31, 2008 Compared to the Same 2007 Period
          The decrease in tax equivalent net interest income primarily resulted from a 17 basis point decline in the net interest margin and secondarily from a shift in the deposit mix resulting in lower non-interest bearing liabilities balances.

Financial Services
(BankAtlantic Bancorp)
          The decline in the tax equivalent net interest margin primarily resulted from a decline in average non-interest bearing demand deposit balances partially offset by an improvement in the tax equivalent net interest spread. The increase in the tax equivalent net interest spread primarily resulted from rates on interest-bearing liabilities adjusting to the decline in short-term interest rates faster than interest-earning asset yields. The majority of our loans adjust to LIBOR or prime interest rates indices. The average prime interest rate declined from 8.03% during the year ended December 31, 2007 to 5.08% during the 2008 year and the average three-month LIBOR rate declined from 5.04% during the 2007 year to 2.92% during the 2008 year. The majority of interest-bearing liabilities adjust to current market rates faster than a significant portion of our assets, which includes residential loans and mortgage-backed securities that only adjust periodically to current market rates. The additional net interest income associated with the improvement of the net interest spread was partially offset by average interest bearing liabilities increasing while average interest-earning assets declined. Average interest earning assets were $79.0 million lower, and while overall average interest-bearing liabilities were up $53.7 million, non-interest bearing demand deposit accounts were $117.5 million lower. The decline in average non-interest bearing demand deposit accounts reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW accounts.
          Interest income on earning assets declined $63.0 million during 2008 as compared to 2007. The decline was primarily due to the impact that lower interest rates during 2008 had on our average yields for consumer, commercial and small business loans. Residential loan yields during 2008 remained at 2007 levels as the majority of our residential loans do not adjust annually and prepayment speeds slowed, in part we believe, due to borrowers’ inability to refinance existing loans at the current lower interest rates. The decline in taxable securities yields mainly resulted from the liquidation of our tax exempt securities portfolio during the fourth quarter of 2007 and suspension by the FHLB of its stock dividend during the third quarter of 2008.
          In response to the slowing economy and declining real estate market, we have slowed the origination of commercial real estate loans and the purchase of residential loans. As a consequence, average balances in our residential and commercial real estate loan portfolios declined from $3.6 billion during 2007 to $3.3 billion during 2008. These declines in loan balances were partially offset by an increase in our taxable securities, small business loan and consumer home equity loan average balances. Aggregate average balances in our consumer home equity and small business loan portfolios increased due primarily to fundings on existing lines of credit for home equity loans and from the origination of small business loans. In response to the current economic environment, BankAtlantic continues to adhere to stringent underwriting criteria and anticipates lower growth in subsequent periods. The higher average taxable securities balances reflect a $57.5 million increase in tax certificate average balances as 2008 tax certificate acquisitions were higher than 2007 acquisitions.
          The decline in deposit rates primarily resulted from the lower interest rate environment during 2008 compared to 2007. The decline in interest rates generally was offset in part by a shift in deposit mix from demand deposit accounts to NOW accounts and from savings to certificate accounts. The decline in savings account average balances reflects outflows of high yield savings accounts as certain competitors offered higher interest rates. The migration from demand deposit accounts to NOW accounts primarily resulted from a high yield checking account that we promoted during 2008. The increase in certificates accounts reflects higher average brokered deposit account balances as well as high yield certificate account promotions during 2008. Brokered deposits increased from $14.7 million at December 31, 2007 to $239.9 million at December 31, 2008.
          Rates on wholesale borrowings during 2008 were significantly lower than 2007 reflecting a significant decline in the federal funds rates during 2008. The average federal funds rate declined from 5.04% during 2007 to 2.09% during 2008. Additionally, we were able to borrow at historically low interest rates due to programs implemented by the Treasury to stimulate the economy through increased fundings to financial institutions.
          In order to improve the net interest margin and lower borrowing costs in subsequent periods, BankAtlantic prepaid $692 million of FHLB advances during the fourth quarter of 2008. BankAtlantic funded the advance repayments with short term borrowings that were at significantly lower interest rates than the repaid advances. Management believes the current historically low interest rates may have a favorable impact on BankAtlantic’s net interest margin; however, increased competition among financial institutions in our markets and general unfavorable economic conditions, among other factors, could offset any declines in wholesale borrowing rates.

Financial Services
(BankAtlantic Bancorp)
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
     The following table summarizes the changes in tax equivalent net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007
	Compared to Year Ended			Compared to Year Ended
	December 31, 2007			December 31, 2006
	Volume (a)	Rate	Total	Volume (a)	Rate	Total

Increase (decrease) due to:
Loans	$(9,885)	(57,152)	(67,037)	5,375	(4,337)	1,038
Tax exempt securities	—	(19,272)	(19,272)	(3,986)	96	(3,890)
Taxable investment securities (b)	23,652	(931)	22,721	4,373	1,564	5,937
Federal funds sold	692	(133)	559	97	76	173

Total earning assets	14,459	(77,488)	(63,029)	5,859	(2,601)	3,258

Deposits:
Savings	(804)	(6,761)	(7,565)	4,620	5,003	9,623
NOW, money funds, and checking	655	(8,902)	(8,247)	(917)	6,535	5,618
Certificate accounts	3,665	(8,066)	(4,401)	5,702	4,574	10,276

Total deposits	3,516	(23,729)	(20,213)	9,405	16,112	25,517

Securities sold under agreements to repurchase	(1,002)	(6,128)	(7,130)	(5,588)	108	(5,480)
Advances from FHLB	1,387	(23,701)	(22,314)	6,020	744	6,764
Subordinated debentures	(196)	(569)	(765)	(3,222)	207	(3,015)

	189	(30,398)	(30,209)	(2,790)	1,059	(1,731)

Total interest bearing liabilities	3,705	(54,127)	(50,422)	6,615	17,171	23,786

Change in tax equivalent interest income	$10,754	(23,361)	(12,607)	(756)	(19,772)	(20,528)

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.

Financial Services
(BankAtlantic Bancorp)
          The decline in tax equivalent net interest income during 2008 was largely due to yields on interest earning assets declining faster than interest rates on interest-bearing liabilities. The lower yields on total earning assets reduced interest income by $77.5 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $54.1 million. As discussed above, the lower yields on interest earning assets reflect the effect on our loan portfolio interest income of the significant decline during 2008 of LIBOR and prime interest rate indices. The decline in federal funds rates and the programs implemented by the Treasury to promote lending by financial institutions significantly lowered wholesale borrowing interest rates. However, our deposits interest rate declines were less than our earning asset yield declines as interest rates on our low cost deposits are not as sensitive to interest rate changes as our loan portfolio rates and competition from other financial institutions resulted in only a gradual decline in certificate account interest rates.
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
          BankAtlantic’s Allowance for Loan Losses
          Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Balance, beginning of period	$94,020	43,602	41,192	46,010	45,595
Charge-offs:
Commercial business loans	—	—	—	—	—
Commercial real estate loans	(60,057)	(12,562)	(7,000)	—	(645)
Small business	(4,886)	(2,554)	(951)	(764)	(238)
Consumer loans	(28,942)	(7,065)	(681)	(259)	(585)
Residential real estate loans	(4,816)	(461)	(239)	(453)	(582)

Continuing loan products	(98,701)	(22,642)	(8,871)	(1,476)	(2,050)
Discontinued loan products	—	—	(34)	(1,218)	(2,026)

Total charge-offs	(98,701)	(22,642)	(8,905)	(2,694)	(4,076)

Recoveries:
Commercial business loans	7	96	291	18	536
Commercial real estate loans	—	304	419	1,471	4,052
Small business	428	417	566	899	418
Consumer loans	365	578	536	401	370
Residential real estate loans	397	15	348	65	486

Continuing loan products	1,197	1,410	2,160	2,854	5,862
Discontinued loan products	113	808	581	1,637	3,738

Total recoveries	1,310	2,218	2,741	4,491	9,600

Net (charge-offs) recoveries	(97,391)	(20,424)	(6,164)	1,797	5,524
Provision for (recovery from) loan losses	135,383	70,842	8,574	(6,615)	(5,109)
Transfer specific reserves to Parent Company	(6,440)	—	—	—	—

Balance, end of period	$125,572	94,020	43,602	41,192	46,010

Financial Services
(BankAtlantic Bancorp)
          The significant increase in the provision for loan losses for 2007 and 2008 compared to the prior periods resulted primarily from the rapid decline in real estate values nationally and in Florida, the substantial downturn in the homebuilding industry and the deteriorating economic environment during the end of 2007 and throughout 2008. BankAtlantic has a high concentration of commercial borrowers in the homebuilding industry and the majority of its residential and consumer home equity loans are to retail customers. The ability of these retail customers to repay their loans is adversely affected by rising unemployment rates. These declines in the value of real estate, which initially involved primarily residential real estate but is now being experienced in the commercial non-residential real estate markets, have exacerbated our credit losses as the underlying collateral values of our loans have continued to decline throughout 2007 and 2008. BankAtlantic’s commercial borrowers are experiencing difficulties selling real estate inventory or maintaining current cash flow levels on rental real estate properties. Also, BankAtlantic’s home equity and residential loan customers are facing challenges when attempting to sell or refinance their homes. In response to these trends, we have slowed down the purchase of residential loans and tightened consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ current credit scores were significantly lower than at the date of loan origination or where current collateral values were substantially lower than at loan origination. Additionally, our non-performing loans and loan delinquencies trends have steadily worsened throughout 2008 resulting in higher allowances for loan losses for all loan products. We believe that if real estate market conditions and the economy in general do not stabilize in Florida and nationally, we would expect an increase in loan delinquencies and non-accrual loan balances as well as additional provisions for loan losses in future periods.
          The increase in provision for loan losses during 2008 compared to 2007 was primarily the result of unfavorable trends in our commercial residential development, consumer home equity and small business loan portfolios as well as significant charge-offs in our commercial real estate and consumer home equity loan portfolios. As a consequence, we increased the allowance for loan losses for all loan products during 2008. The majority of the commercial loan charge-offs were associated with commercial residential development loans; however, during the latter half of 2008 we began incurring charge-offs and establishing specific reserves on commercial loans collateralized by office buildings and retail shopping centers. Also during 2008 we incurred substantial charge-offs in our home equity loan portfolio as the current economic recession has eroded our borrowers’ ability to service the loans and the collateral values have continued to decline throughout 2008.
          The increase in the provision for loan losses during 2007 compared to 2006 primarily resulted from the rapid deterioration in the Florida real estate market and the associated rapid increase in non-performing loans. The $70.8 million provision for loan losses for the year ended December 31, 2007 includes certain specific reserves associated with commercial residential development loans placed on non-accrual during the year ended December 31, 2007. These loans were all collateral dependent and the specific reserve was established by estimating the fair value of the collateral less cost to sell. The remaining increase in the provision for loan losses during 2007 primarily resulted from an increase in the allowance for loan losses associated with the commercial residential development loan portfolio and to a lesser extent the consumer home equity loan portfolio.
          During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) We experienced net recoveries from discontinued loan products for each of the years in the five year period ended December 31, 2008. These discontinued loan products resulted in significant losses in periods prior to 2003. As a result of this experience we changed our credit policies to focus our loan production on collateral based loans.

Financial Services
(BankAtlantic Bancorp)
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

	December 31, 2008			December 31, 2007			December 31, 2006
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial business	$3,173	2.22%	3.15%	2,668	2.04%	2.65%	2,359	1.50%	3.07%
Commercial real estate	75,850	5.44	30.69	72,948	4.51	32.78	24,632	1.28	37.54
Small business	8,133	2.49	7.20	4,576	1.44	6.43	4,495	1.58	5.57
Residential real estate	6,034	0.31	42.56	4,177	0.19	43.82	4,242	0.20	42.33
Consumer — direct	32,382	4.35	16.40	9,651	1.37	14.32	7,874	1.34	11.49
Discontinued loan products	—	—	—	—	—	—	—	—	—

Total assigned	125,572			94,020			43,602
Unassigned	—	N/A	N/A	—	N/A	N/A	—	N/A	N/A

	$125,572	2.76	100.00	94,020	1.90	100.00	43,602	0.85	100.00

	December 31, 2005			December 31, 2004
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial business	$1,988	2.30%	1.63%	2,507	2.94%	1.59%
Commercial real estate	17,984	0.75	45.20	23,345	0.92	47.28
Small business	2,640	1.12	4.43	2,403	1.26	3.55
Residential real estate	2,592	0.13	38.53	2,565	0.12	38.57
Consumer — direct	6,354	1.17	10.19	4,281	0.90	8.86
Discontinued loan products	156	12.92	0.02	1,431	17.27	0.15

Total assigned	31,714			36,532
Unassigned	9,478	N/A	N/A	9,478	N/A	N/A

	$41,192	0.78	100.00	46,010	0.86	100.00

          Commercial real estate loans account for a large portion of the allowance for loan losses for each of the years in the five year period ended December 31, 2008. The commercial real estate loan allowance from December 31, 2004 through December 2005 primarily reflected allowance for loan losses based on increases or decreases in high balance loans. The increase in the allowance for commercial real estate loans during 2006 was associated with a slow-down in the homebuilding industry. The substantial increase in the commercial real estate allowance for loan losses during 2007 and 2008 resulted in large part from a rapid deterioration in the Florida real estate market, generally, and the significant downturn in the residential real estate market. During 2008 and 2007, home sales and median home prices declined significantly on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the fourth quarter of 2008 in response to the overall loss of confidence in the financial markets. The housing industry is experiencing its worst downturn in 17 years and market conditions in the housing industry have continued to worsen throughout 2008 and into 2009 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory, and increased foreclosure rates. Additionally, the allowance for loan losses was also increased to reflect higher estimated inherit losses in our commercial non-residential loan portfolio as the current economic recession and credit market instability have contributed to higher non-performing loans in this loan product. These loans have performed better during 2007 and 2008 than commercial residential development loans as the underlying collateral associated with these loans are generally income producing. However, if

Financial Services
(BankAtlantic Bancorp)
economic conditions do not improve, there is no assurance that we will not experience delinquencies and charge-offs in our commercial non-residential loan portfolio comparable to the levels experienced during 2007 and 2008 in our commercial residential development loan portfolios.
          There are three categories of loans in our commercial residential development loan portfolio that have resulted in the majority of the increase in our commercial real estate allowance for loan losses. The loan balance in these categories aggregated $303.7 at December 31, 2008. These categories are as follows:
          The “builder land bank loan” category consists of 7 loans and aggregates $62.4 million at December 31, 2008. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category. The number of homebuilders who have publicly announced that they are, or are contemplating, terminating these options or seeking bankruptcy protection substantially increases the risk that the lots will not be acquired as contemplated. Four loans in this category totaling $40.4 million were on non-accrual at December 31, 2008.
          The “land acquisition and development loan” category consists of 25 loans and aggregates $165.8 million and generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Three loans in this category totaling $33.2 million were on non-accrual at December 31, 2008.
          The “land acquisition, development and construction loan” category consists of 14 loans and aggregates $75.5 million. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. Three loans in this category totaling $18.5 million were on non-accrual at December 31, 2008.
          The allowance for consumer loans has increased for each of the years in the five year period ended December 31, 2008. This increase during 2004 through 2006 was largely associated with the growth in outstanding home equity loans throughout the period and the change in policy during 2004 to permit higher loan-to-value ratio loans based on Beacon scores. The significant increase in the consumer loan portfolio allowance for loan losses during 2008 compared to 2007 was primarily due to a significant increase in consumer home equity loan charge-offs, higher non-performing loans and adverse delinquency trends. Residential property values in Florida have significantly declined and the State unemployment rate in Florida has almost doubled from 4.5% at December 31, 2007 to 8.1% at December 31, 2008. The increased unemployment rate has resulted in adverse delinquency trends and declining property values resulted in higher credit losses and an increased allowance for loan losses.
          The increase in the allowance for loan losses for consumer loans during 2007 compared to 2006 reflects unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007.
          The allowance for residential loan losses increased during 2006 compared to 2005 and 2004 primarily associated with higher loan balances. During 2007 the allowance was maintained at 2006 levels as the portfolio experienced minimal credit losses and no adverse delinquency trends. During 2008, as property values nationwide plummeted and unemployment rates increased, our residential loan portfolio began experiencing unfavorable delinquency trends and increased charge-offs. As a consequence of these adverse trends the residential allowance for loan losses increased by 44% during 2008 compared to 2007.
          The allowance for small business loan losses increased during 2006 compared to 2005 and 2004 primarily associated with higher loan balances. During 2007 the allowance was maintained at 2006 levels as delinquency

Financial Services
(BankAtlantic Bancorp)
trends and credit losses remained at 2006 levels. As economic conditions worsened during the latter half of 2008, we began experiencing adverse trends and higher credit losses in our small business loan portfolio. In response to these adverse trends we increased the small business allowance for loan losses by 78% at December 31, 2008 compared to December 31, 2007.
          BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
	2008	2007	2006	2005	2004

NONPERFORMING ASSETS
Tax certificates	$1,441	2,094	632	388	381
Residential	34,734	8,678	2,629	5,981	5,538
Commercial (2)(3)	161,947	165,818	—	340	1,067
Small business	4,644	877	244	9	88
Consumer	6,763	3,218	1,563	471	1,210

Total non-accrual assets	209,529	180,685	5,068	7,189	8,284

Residential real estate owned	2,285	413	617	86	309
Commercial real estate owned	16,500	16,763	21,130	881	383
Small business real estate owned	260	—	—	—	—
Consumer	—	40	—	—	—

Total repossessed assets	19,045	17,216	21,747	967	692

Total nonperforming assets	$228,574	197,901	26,815	8,156	8,976

Total nonperforming assets as a percentage of:
Total assets	4.00	3.21	0.43	0.13	0.15%

Loans, tax certificates and real estate owned	4.95	4.10	0.55	0.17	0.19%

TOTAL ASSETS	$5,713,690	6,161,962	6,187,122	6,109,330	6,044,988

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$4,614,892	4,823,825	4,903,961	4,830,268	4,771,682

Allowance for loan losses	$125,572	94,020	43,602	41,192	46,010

Tax certificates	$213,534	188,401	199,090	166,697	170,028

Allowance for tax certificate losses	$6,064	3,289	3,699	3,271	3,297

OTHER POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (1)	$15,721	—	—	—	—
Performing impaired loans	—	—	163	193	320
Restructured loans	25,843	2,488	—	77	24

TOTAL POTENTIAL PROBLEM LOANS	$41,564	2,488	163	270	344

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement.

(2)	$121.9 million of impaired loans had specific reserves of $29.2 million and no additional specific reserves were determined to be required on the remaining impaired loans.

(3)	Excluded from the above table as of December 31, 2008 were $79.3 million of residential commercial loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
          Non-performing assets were substantially higher at December 31, 2008 and 2007 compared to the prior three years. The large increase reflects higher non-accrual assets. The increase in non-performing assets during 2006 compared to 2005 and 2004 resulted from a repossessed commercial real estate property during 2006. The property was further impaired by $7.2 million during 2007.
          The increase in non-accrual assets at December 31, 2008 compared to December 2007 primarily resulted from higher non-accrual loan balances for residential, consumer-home equity and small business loans. The increase in residential non-accrual loans reflects the general deterioration in the national economy and the residential real estate market as home prices throughout the country continued to decline and it is taking longer than historical time-frames to foreclose on and sell homes.

Financial Services
(BankAtlantic Bancorp)
          During 2008, BankAtlantic experienced higher delinquencies and non-accrual trends for small business loans. Management believes that these trends reflect the deteriorating economic environment generally and in Florida in particular.
          Commercial non-accrual loans at December 31, 2008 remained at December 31, 2007 levels as BankAtlantic moved $203.6 million of loans to non-accrual, offset by $101.5 million of non-accrual loans transferred to a work-out subsidiary of the Parent Company as well as charge-offs and loan repayments during 2008. These loans were mainly commercial residential development loans identified in the high exposure loan categories.
          The substantial increase in non-accrual assets at December 31, 2007 compared to the three prior year periods primarily resulted from placing $151.0 million of commercial residential development loans on non-accrual during the year ended December 31, 2007. Consumer home equity and residential non-accrual loan balances also increased compared to prior periods.
          During the year ended December 31, 2008 and 2007, BankAtlantic modified the terms of certain commercial loans in a “troubled debt restructuring” based on the financial difficulties of the borrowers. The original terms were modified to reduce the cash payments in order to lessen the near term cash requirements of the borrowers’ obligations. While there is no assurance this will be the case, BankAtlantic currently expects to collect all principal and interest on these loans based on the modified loan terms.
          As discussed in Item 1A. Risk Factors and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a slowdown in the economy in general, we may experience further deterioration in the credit quality/performance of our loan portfolio. As a consequence, if conditions do not improve, the residential real estate market declines further, or commercial non-residential real estate markets decline, we will experience an increasing amount of non-performing assets.
BankAtlantic’s Non- Interest Income
          The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	December 31,			2008 vs	2007 vs
	2008	2007	2006	2007	2006

Service charges on deposits	$93,905	102,639	90,472	(8,734)	12,167
Other service charges and fees	28,959	28,950	27,542	9	1,408
Securities activities, net	2,395	2,307	657	88	1,650
Income from unconsolidated subsidiaries	1,509	1,219	33	290	1,186
Gains associated with debt redemption	—	—	1,528	—	(1,528)
(Losses) gains on dispositions of office properties and equipment, net	(213)	(1,121)	1,627	908	(2,748)
Gains on sales of loans	265	494	680	(229)	(186)
Other	10,488	9,924	9,305	564	619

Non-interest income	$137,308	144,412	131,844	(7,104)	12,568

          The lower revenue from service charges on deposits during 2008 compared to 2007 was primarily due to lower overdraft fee income. This decline in overdraft fees primarily resulted from lower net overdraft assessments and more stringent criteria for allowing customer overdrafts in response to increasing check losses. Also contributing to reduce fee income was a decline in new deposit account openings resulting, in part, from a management decision to reduce overall marketing and advertising expenses and the competitive deposit gathering environment. BankAtlantic has implemented an overdraft fee increase effective March 1, 2009 to cover increasing costs of processing and collecting overdrafts.
          The higher revenue from service charges on deposits for 2007 compared to 2006 primarily resulted from growth in overdraft fee income. Management believes that the increase in overdraft fee income resulted from an

Financial Services
(BankAtlantic Bancorp)
increase in the number of deposit accounts, a 7% increase in the amount charged for overdrafts beginning July 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts.
          Other service charges and fees during 2008 remained at 2007 levels as higher ATM fees from cruise ships was offset by lower debit card transaction volume. Also, the decline in the number of new deposit account openings during 2008 had the effect of lowering service charge fees. We anticipate that the transaction volume may continue to decline if current economic conditions do not improve or if the number of point-of-sale transactions declines.
          The increase in other service charges and fees during 2007 compared to 2006 was primarily due to higher interchange and surcharge income associated with an increased volume of customer transactions. The increase in service card fees during 2007 was partially offset by the elimination of check card annual fees as of January 1, 2007 in response to competitive market conditions. The higher interchange volume reflects a substantial increase in the number of debit cards issued associated with the opening of new accounts.
          Securities activities, net during the year ended December 31, 2008 includes $1.0 million of gains from the sales of MasterCard International stock obtained in MasterCard’s initial public offering in September 2006. Additionally, BankAtlantic sold $210.4 million of agency securities and realized gains of $0.9 million. The agency securities were sold to increase the average maturities of the investment portfolio in response to changes in the interest rate environment. BankAtlantic also recognized gains of $0.4 million in connection with the execution of covered calls on its agency securities portfolio.
          Securities activities, net during the year ended December 31, 2007 includes $3.4 million of gains from the sales of MasterCard International stock. This gain was partially offset by $1.6 million of realized losses from the sale of $399.2 million of municipal securities and $105.8 million of agency securities available for sale. The municipal securities were sold because the lower tax-free returns on these securities were not beneficial to the Company in light of the losses incurred during 2007 and the agency securities were sold in response to changes in market interest rates and related changes in the securities’ prepayment risk.
          Securities activities, net during the year ended December 31, 2006 resulted from $458,000 of proceeds received in connection with the MasterCard International initial public offering and a $172,000 net gain realized from the sale of agency securities.
          Income from unconsolidated subsidiaries for 2008 and 2007 represents $1.0 million and $1.6 million, respectively, of equity earnings from joint ventures that manage income producing rental real estate properties and $0.5 million and $0.2 million, respectively, of equity earnings in a joint venture that factors receivables.
          Gains associated with debt redemption for 2006 were the result of gains realized on the prepayment of FHLB advances. BankAtlantic prepaid these advances as part of a strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
          Loss on the disposition of property and equipment during the year ended December 31, 2008 and 2007 primarily represents the write-off of leasehold improvements associated with the relocation of stores and the consolidation of back-office facilities. Gain on sale of bank facilities during the year ended December 31, 2006 primarily resulted from an exchange of branch facilities with another financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site in that general location. As consideration for this surplus branch, BankAtlantic exchanged a branch with the financial institution and recorded a $1.8 million gain equal to the appraised value of the branch transferred less its carrying value.
          Gains on loan sales during each of the years in the three year period ended December 31, 2008 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers and the sale of Community Reinvestment Act qualified loans to other financial institutions.
          The increase in other non-interest income for 2008 compared to 2007 was primarily the result of $1.4 million of higher commissions earned on the sale of investment products to our customers. This increase in other

Financial Services
(BankAtlantic Bancorp)
non-interest income was partially offset by a $1.1 million decline in fee income from the outsourcing of our check clearing operation as historically low short-term interest rates reduced our earnings credit on outstanding checks.
          The decline in other non-interest income for the year ended December 31, 2007 compared to the same 2006 period reflects a $0.4 million deposit forfeited during 2006 by a potential buyer of a portion of BankAtlantic’s old corporate headquarters property. Additionally, corporate overhead fees received from BFC were $0.2 million lower during 2007 compared to 2006.
BankAtlantic’s Non- Interest Expense
          The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	December 31,			2008 vs	2007 vs
	2008	2007	2006	2007	2006

Employee compensation and benefits	$125,851	148,758	146,099	(22,907)	2,659
Occupancy and equipment	64,774	65,840	57,291	(1,066)	8,549
Advertising and promotion	16,056	19,684	34,659	(3,628)	(14,975)
Check losses	8,767	11,476	8,615	(2,709)	2,861
Professional fees	10,979	8,266	7,653	2,713	613
Supplies and postage	4,580	6,078	6,833	(1,498)	(755)
Telecommunication	4,430	5,552	4,774	(1,122)	778
Amortization of intangible assets	1,359	1,437	1,561	(78)	(124)
Cost associated with debt redemption	1,238	—	1,457	1,238	(1,457)
Provision for tax certificates	7,286	300	300	6,986	—
Restructuring charges, impairments and exit activities	7,395	8,351	—	(956)	8,351
Impairment of real estate held for sale	1,169	5,240	—	(4,071)	5,240
Impairment of real estate owned	1,465	7,299	9	(5,834)	7,290
Impairment of goodwill	48,284	—	—	48,284	—
Other	26,990	25,617	24,197	1,373	1,420

Total non-interest expense	$330,623	313,898	293,448	16,725	20,450

          BankAtlantic’s non-interest expense for 2008, excluding $59.6 million of impairments, restructuring charges and costs associated with debt redemptions, was $271.1 million compared to $293.0 million and $292.0 million during 2007 and 2006, respectively. During 2008, in response to the adverse economic environment, we delayed our store expansion program, consolidated certain back-office facilities, sold five central Florida stores, renegotiated vendor contracts, continued staff reductions, out-sourced certain back-office functions and initiated targeted expense reduction programs. Management’s focus on reducing expenses and increasing operating efficiencies is on-going and BankAtlantic anticipates further expense reductions during 2009. Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies; however, there is no assurance that we will be successful in these efforts.
          The substantial decline in employee compensation and benefits during the year ended December 31, 2008 compared to the same 2007 period resulted primarily from workforce reductions in March 2007 and April 2008, attrition as well as declines in personnel related to the implementation in December 2007 of reduced store lobby and call center hours. In March 2007, BankAtlantic reduced its work force by 225 associates, or 8%, and in April 2008 BankAtlantic’s work force was further reduced by 124 associates, or 6%. As a consequence of the work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 1,770 at December 31, 2008, or 32%, while the store network expanded from 88 stores at December 31, 2006 to 101 stores at December 31, 2008. Performance bonuses during 2008 were $3.6 million lower than in 2007 reflecting lower loan originations and deposit growth. Share-based compensation expense was also lower for 2008 compared to 2007. The Company did not grant share based awards during 2008 and reversed prior period share based compensation expense as the forfeiture rate on outstanding options was increased from 18% to 40% reflecting the significant reduction in the workforce during 2008.

Financial Services
(BankAtlantic Bancorp)
          Employee compensation and benefits expenses for 2007 increased slightly from 2006. This increase was due to the additional employees associated with the opening of 15 stores during 2007 and the opening of 13 stores throughout 2006. These increases in compensation expenses were partially offset by reductions of performance bonuses in 2007 and the March 2007 workforce reductions. Performance bonuses were $4.3 million lower during 2007 compared to 2006, resulting in part from the elimination of executive management cash bonuses. During the year ended December 31, 2007, the number of full-time equivalent BankAtlantic employees declined from 2,618 at December 31, 2006 to 2,385 at December 31, 2007.
          Occupancy and equipment expenses for 2008 declined slightly from 2007. During the year ended December 31, 2008, BankAtlantic consolidated two call center operations into one call center in Orlando, Florida, sold five central Florida stores to an unrelated financial institution, terminated certain back-office lease agreements in consolidating back-office operations and renegotiated various vendor contracts. The above expense reduction actions were partially offset by higher depreciation and real estate tax expenses associated with the 2007 store network expansion initiatives.
          The significant increase in occupancy and equipment during 2007 compared to 2006 primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. BankAtlantic entered into various operating lease agreements relating to current and future store expansion as well as for back-office facilities. BankAtlantic also incurred higher operating costs for real estate taxes, guard services, and utilities associated with the above growth and expansion initiatives.
          As a consequence of slowing new account growth and a changing economic environment, management decided during the fourth quarter of 2006 to reduce advertising expenses. Reflecting that decision, advertising expenses during 2008 and 2007 were significantly lower than 2006. The decline in advertising expenses for 2008 compared to 2007 primarily resulted from lower promotional costs for store grand openings and a management decision to reduce overall marketing as part of an expense reduction initiative. BankAtlantic opened 15 stores during 2007 and 3 during 2008.
          BankAtlantic experienced an increase in check losses from 2006 to 2007. The higher check losses during 2007 were primarily related to significant increase in the volume of checking account overdrafts relating to the increased number of checking accounts and the slowing economy. Stringent overdraft policies were implemented, coupled with a decline in new account growth, resulting in lower check losses during 2008.
          The higher professional fees for 2008 compared to 2007 primarily resulted from increased litigation costs and legal fees as well as higher supervisory and examination fees. The litigation cost was associated with our tax certificate activities while the higher legal fees were mainly associated with loan foreclosure actions and class action lawsuits. Management believes that the current economic environment as well as the above lawsuits may result in continued elevated legal costs in subsequent periods. The supervisory and exam fees related to increased consulting fees in connection with a review of our commercial loan portfolio and regulatory compliance.
          The increase in professional fees during 2007 compared to 2006 reflects higher litigation reserves and legal fees associated with loan work-outs and pending litigation relating to commercial residential real estate loans and the tax certificate portfolio.
          The decrease in supplies and postage during each of the years in the three year period ended December 31, 2008 reflects overall expense reduction initiatives and the conversion of certain deposit customers to electronic bank statements.
          The lower telecommunication costs for 2008 compared to 2007 primarily resulted from switching to a new vendor on more favorable terms. The increase in telecommunication expenses for 2007 compared to 2006 was directly related to BankAtlantic’s growth initiatives and store expansion.
          Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.

Financial Services
(BankAtlantic Bancorp)
          The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of FHLB advances in 2008 and 2006. The prepayments in 2008 were part of an initiative to improve our net interest margin as current short term borrowing interest rates are at historical lows. The prepayments during 2006 were part of a market risk strategy to reduce the effect of an asset sensitive portfolio on BankAtlantic’s net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
          The significant increase in the provision for tax certificates losses during 2008 compared to 2007 and 2006 reflects higher charge-offs and increases in the allowance for tax certificate losses for certificates acquired through bulk purchases in distressed Midwestern States. We ceased the bulk acquisition of tax certificates and our out-of-state tax certificate portfolio was reduced through redemptions.
          Restructuring charges, impairments and exit activities during 2008 reflect a $2.2 million severance charge in connection with the April 2008 workforce reduction, and $5.0 million of asset impairments and lease obligation costs associated with management’s plan to sell properties or terminate leases associated with our decision to suspend the store expansion initiative. Also included in restructuring charges is a $0.3 million loss on the sale of five central Florida stores to an unrelated financial institution.
          The restructuring charges, impairments and exit activities during 2007 reflect the March 2007 workforce reduction and impairment and lease obligation costs associated with our decision to suspend the store expansion initiative.
          During the year ended December 31, 2008 and 2007, BankAtlantic recognized impairment charges on a real estate development acquired in connection with the acquisition of a financial institution during 2002. The development was written down to fair value based on updated indications of value. During 2008, BankAtlantic sold all vertical construction associated with the development and the remaining real estate inventory consists of developed and undeveloped lots.
          Impairment of real estate owned during 2008 was primarily associated with properties acquired through tax certificate activities in distressed areas of the country. Real estate owned impairments during 2007 primarily resulted from a $7.2 million write-down associated with a real estate development acquired when BankAtlantic took possession of the collateral securing a land acquisition and development loan during the fourth quarter of 2006.
          The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of its impairment evaluation, the Company recorded an impairment charge of $48.3 million in 2008. All goodwill in the amount of $31.0 million and $17.3 million, respectively, relating to the Company’s commercial lending and community banking reporting units was determined to be impaired. However, goodwill associated with the Company’s capital services, tax certificates and investment reporting units of $13.1 million, $4.7 million and $4.4 million, respectively, was determined to not be impaired. The impairments in our community banking and commercial lending business units reflect the on-going downward trends in the financial services industry affecting the Company’s market capitalization and the credit quality of BankAtlantic’s loan portfolios. BankAtlantic may recognize additional goodwill impairment charges of up to $22.2 million in subsequent periods if economic conditions do not improve.
          The higher other expenses during 2008 compared to 2007 primarily resulted from a $2.3 million increase in BankAtlantic’s deposit premium assessments as the credit held by BankAtlantic against its deposit premium assessments relating back to the early 1990’s was exhausted and BankAtlantic began paying the full deposit premium during the second quarter of 2008. BankAtlantic anticipates its deposit assessment premium to significantly increase during 2009 as the FDIC has adopted a restoration plan that will increase the rates banks pay for deposit insurance. BankAtlantic also incurred $3.3 million of increased property maintenance costs associated with real estate owned and non-performing loans. These increases in other expenses were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.
          The higher other expenses for the year ended December 31, 2007 compared to the same 2006 period reflect higher shared services allocations from BFC for human resources and risk management services as well as increased insurance costs.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Provision for Income Taxes

	For the Years Ended			Change	Change
	December 31,			2008 vs	2007 vs
($ in thousands)	2008	2007	2006	2007	2006

(Loss) income before income taxes	$(135,050)	(40,818)	49,427	(94,232)	(90,245)
(Provision) benefit for income taxes	(31,094)	21,378	(13,105)	(52,472)	34,483

BankAtlantic net (loss) income	$(166,144)	(19,440)	36,322	(146,704)	(55,762)

Effective tax rate	-23.02%	52.37%	26.51%

          The difference between the effective tax rate and the expected federal income tax rate of 35% during 2008 was primarily due to the disallowance of tax benefits associated with the current year losses and net deferred tax assets as a result of the establishment of a deferred tax valuation allowance. Due to BankAtlantic’s recent history of losses and the significant ongoing deterioration in economic conditions, BankAtlantic recorded a $66.9 million deferred tax asset valuation allowance representing the entire amount of its net deferred tax assets as of December 31, 2008.
          The difference in the effective tax rate and the expected federal income tax rate during 2007 and 2006 was primarily due to tax exempt income from municipal securities and benefits for state taxes due to allocations of earnings or losses among various state tax jurisdictions. BankAtlantic’s entire portfolio of tax-exempt securities was sold during the fourth quarter of 2007.
Parent Company Results of Operations
          The following table is a condensed income statement summarizing the Parent Company’s segment results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2008 vs	2007 vs
	2008	2007	2006	2007	2006

Net interest income (expense):
Interest income on loans	$261	—	—	261	—
Interest and dividend income on investments	1,184	2,320	2,448	(1,136)	(128)
Interest expense on Junior subordinated debentures	(21,262)	(23,054)	(21,933)	1,792	(1,121)

Net interest (expense)	(19,817)	(20,734)	(19,485)	917	(1,249)
Provision for loan losses	(24,418)	—	—	(24,418)	—

Net interest (expense) after provision	(44,235)	(20,734)	(19,485)	(23,501)	(1,249)

Non-interest income:
Income from unconsolidated subsidiaries	600	1,281	1,634	(681)	(353)
Securities activities, net	(356)	6,105	9,156	(6,461)	(3,051)
Other income	1,027	824	23	203	801

Non-interest income	1,271	8,210	10,813	(6,939)	(2,603)

Non-interest expense:
Employee compensation and benefits	3,046	2,421	4,705	625	(2,284)
Advertising and promotion	279	317	408	(38)	(91)
Professional fees	1,782	424	638	1,358	(214)
Other	3,634	1,080	1,028	2,554	52

Non-interest expense	8,741	4,242	6,779	4,499	(2,537)

Loss before income taxes	(51,705)	(16,766)	(15,451)	(34,939)	(1,315)
(Provision) benefit for income taxes	(1,395)	6,194	6,008	(7,589)	186

Parent Company loss	$(53,100)	(10,572)	(9,443)	(42,528)	(1,129)

          Parent company interest on loans during 2008 represented interest income on a $2.3 million commercial business loan that was returned to an accrual status as the borrower’s cash flow improved upon obtaining a tenant for the property serving as collateral.

Financial Services
(BankAtlantic Bancorp)
          Interest and dividend income on investments during each of the years in the three year period ended December 31, 2008 was primarily interest and dividends associated with a portfolio of debt and equity securities managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $0.2 million, $0.3 million and $0.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. The significant decline in interest and dividends on investments during 2008 resulted from the liquidation of the $54.2 million managed investment portfolio during the first quarter of 2008.
          Interest expense for the years ended December 31, 2008, 2007 and 2006 consisted primarily of debt service on the Company’s junior subordinated debentures. The decline in interest expense during 2008 compared to 2007 resulted from lower average interest rates in 2008 partially offset by higher average borrowings. Average rates on junior subordinated debentures decreased from 8.29% during the year ended December 31, 2007 to 7.14% during the same 2008 period as a result of lower short-term interest rates during 2008 compared to 2007. As previously discussed, the Company elected during the first quarter of 2009 to defer the payment of interest on all of its junior subordinated debentures, and may continue to defer interest payments for up to 20 consecutive quarterly periods. During the deferral period, interest will continue to accrue on the debentures and on the accrued interest, and the Company will continue to recognize such deferred interest as interest expense in its financial statements. The Company’s junior subordinated debentures average balances were $294.2 million during 2008 compared to $277.9 million during the same 2007 period. The increase in interest expense during 2007 compared to 2006 primarily resulted from the issuance of $25.8 million and $5.1 million of junior subordinated debentures in June 2007 and September 2007, respectively. The average balance of junior subordinated debentures during the year ended December 31, 2006 was $263.3 million.
          To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed a new asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for $94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. The work-out subsidiary of the Parent Company entered into a servicing arrangement with BankAtlantic with respect to these loans.
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

Financial Services
(BankAtlantic Bancorp)
          The composition of the transferred non-performing loans as of December 31, 2008 was as follows:

December 31,
(in thousands)	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$22,019
Land acquisition and development	16,759
Land acquisition, development and construction	29,163

Total commercial residential real estate	67,941
Commercial non-residential real estate	11,386

Total non-accrual loans	79,327
Allowance for loan losses — specific reserves	(11,685)

Non-accrual loans, net	$67,642

          Additionally, during the year ended December 31, 2008, $2.3 million of loans held by the asset work-out subsidiary was changed to accrual status and the Company received $1.1 million of loan repayments.
          The provision for loan losses during the year ended December 31, 2008 resulted from $19.2 million of charge-offs on non-performing loans and an increase of specific reserves of $5.2 million. These additional impairments were associated with nonperforming commercial residential real estate loans, and were due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. As previously stated, if market conditions do not improve in the Florida real estate market, additional provisions for loan losses and charge-offs may be required in subsequent periods.
          Income from unconsolidated subsidiaries during 2008, 2007 and 2006 represents $0.6 million, $0.7 million and $0.6 million, respectively, of equity earnings from trusts formed to issue trust preferred securities and $0, $0.6 million, and $1.0 million of equity earnings in income producing real estate joint ventures during the years ended December 31, 2008, 2007 and 2006, respectively. The business purpose of the joint ventures was to manage certain rental properties with the intent to sell the properties in the foreseeable future. The Parent Company’s joint ventures were liquidated and the Parent Company is not currently investing in joint ventures.
          During 2008, the Parent Company sold $54.2 million of equity securities from its managed investment portfolio, $108.4 million of Stifel common stock and warrants to acquire 722,586 shares of Stifel common stock for a net gain of $4.2 million. The majority of the $181.8 million of proceeds from the sale of securities and warrants were used to purchase $94.5 million of non-performing loans from BankAtlantic and to contribute $65 million of capital to BankAtlantic. The Parent Company also recognized other-than-temporary impairment charges of $4.6 million associated with an investment in a private limited partnership and an equity investment in a private placement.
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
          Other income during the year ended December 31, 2008 and 2007 represents fees charged to BankAtlantic for executive management services. These fees are eliminated in the Company’s consolidated financial statements.

Financial Services
(BankAtlantic Bancorp)
          The Company’s compensation expense during the years ended December 31, 2008, 2007 and 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. The lower compensation expense during 2007 compared to 2006 and 2008 primarily reflects the elimination of performance bonuses during 2007. Compensation expense during 2008 also included a $0.6 million reduction in share-based compensation as the forfeiture rate was increased from 18% to 40% to reflect updated historical forfeiture experience. Additional compensation expense during 2006 included payroll taxes associated with the exercise of stock options. Share-based compensation expense was $1.2 million for each of the years in the two year period ended December 31, 2007 and $0.6 million during the year ended December 31, 2008.
          Advertising costs during each of the years in the three year period ended December 31, 2008 represents investor relations expenditures and the cost of shareholder correspondence and the annual meetings.
          During 2008 the Parent Company incurred higher professional fees associated with a securities class-action lawsuit filed against the Company and the formal investigation into the class-action lawsuit matter by the Securities and Exchange Commission. Also included in professional fees during 2008 were legal costs incurred associated with servicing the non-performing loans held in a work-out subsidiary of the Parent Company. Professional fees during 2006 and 2007 were primarily legal costs for general corporate matters.
          The increase in other expenses during the year ended December 31, 2008 compared to the same periods during 2007 and 2006 reflect $2.5 million for property maintenance costs for non-performing loans in the process of foreclosure. The Parent Company also incurred $0.2 million of loan servicing fees from BankAtlantic related to the loans held by the asset workout subsidiary. Also included in other expenses for the years ended December 31, 2008, 2007 and 2006 were fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC.
          The Parent Company recognized a provision for income taxes of $1.4 million in 2008 and an income tax benefit of $6.2 million and $6.0 million in 2007 and 2006, respectively. These amounts represent effective tax rates of 2.65%, 36.94% and 38.88% for 2008, 2007 and 2006, respectively. The change in the Company’s effective tax rate in 2008 from 2007 and 2006 was primarily due to the disallowance of tax benefits associated with the Parent Company’s current year loss as a result of a deferred tax valuation allowance established during 2008. The Company’s 2005 and 2007 Federal income tax returns are currently under examination by the Internal Revenue Service.
BankAtlantic Bancorp Consolidated Financial Condition
          Total assets at December 31, 2008 were $5.8 billion compared to $6.4 billion at December 31, 2007. The changes in components of total assets from December 31, 2007 to December 31, 2008 are summarized below:
•	Higher cash and due from depository institution balances resulting from additional cash at automated teller machines and cash on hand;

•	Increase in federal funds sold and short term investments associated with daily treasury management;

•	Decrease in securities available for sale and financial instruments reflecting the sale of Stifel common stock, the sale of Stifel warrants, the liquidation of managed fund equity investments held by the Parent Company and principal repayments on agency securities;

•	Decrease in investment securities at cost primarily resulting from the sale of Stifel common stock and certain private equity securities;

•	Increase in tax certificate balances primarily due to higher Florida tax certificate acquisitions;

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Decrease in loan receivable balances associated with a $43.2 million increase in the allowance for loan losses as well as lower residential loan balances partially offset by higher small business, commercial business and home equity loan balances;

•	Lower real estate held for development and sale balances associated with impairments and the sale of inventory of homes at a real estate development;

Financial Services
(BankAtlantic Bancorp)
•	Decrease in office properties and equipment primarily due to the sale of five central Florida stores to an unrelated financial institution as well as the disposal of properties in connection with the on-going consolidation of back-office facilities;

•	Decrease in deferred tax asset, net due to the establishment of a deferred tax asset valuation allowance;

•	Decrease in goodwill associated with the recognition of a $48.3 million goodwill impairment; and

•	Decline in other assets reflecting the receipt of income tax refunds associated with the carry-back of taxable losses for the year ended December 31, 2007.
          The Company’s total liabilities at December 31, 2008 were $5.6 billion compared to $5.9 billion at December 31, 2007. The changes in components of total liabilities from December 31, 2007 to December 31, 2008 are summarized below:
•	Lower non-interest-bearing deposit balances primarily reflecting the migration of non-interest bearing deposits to interest-bearing NOW accounts as BankAtlantic promoted higher interest rate NOW accounts during 2008 in response to greater competition;

•	Decline in insured savings and money market accounts primarily reflecting deposit outflows resulting from interest rate reductions on high yield account products as high rates from prior period promotions were discontinued;

•	Increase in certificate accounts reflecting higher brokered deposit balances as well as a higher interest rate certificate account promotion during 2008;

•	Lower FHLB advance borrowings due to a decline in total assets and the availability of alternative funding sources at lower interest rates;

•	Higher short-term borrowings associated with funds obtained from the Treasury at lower interest rates than alternate funding sources; and

•	Decrease in other liabilities primarily resulting from a decline in accrued interest payable on borrowings associated with significantly lower interest rates at period end.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
          The Company’s principal source of liquidity is its cash and investments. The Company also may obtain funds through dividends from its subsidiaries, issuance of equity and debt securities, proceeds from the Ryan Beck sale contingent earn-out arrangement and liquidation of its investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments and fund operations. The Company’s 2008 interest expense associated with its junior subordinated debentures was approximately $21.3 million. In order to preserve liquidity in the current difficult economic environment, the Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying dividends on its common stock. During the year ended December 31, 2008, the Company received $15.0 million of dividends from BankAtlantic which was utilized for debt service on its junior subordinated debentures. The ability of BankAtlantic to pay dividends or make other distributions to the Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to the Company. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and the Company does not expect to receive cash dividends from BankAtlantic during 2009, and possibly longer. However, the Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. The Company’s liquidity focus during 2009 is on providing capital to BankAtlantic, if needed, managing the cash requirements of its asset work-out subsidiary, and funding its operating expenses. The Company is required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards.

Financial Services
(BankAtlantic Bancorp)
          In February 2009, the Company elected to defer regularly scheduled interest payments on all of the Company’s outstanding junior subordinated debentures relating to its outstanding trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election will begin with respect to regularly scheduled quarterly interest payments aggregating $3.9 million that would otherwise have been made in March and April of 2009. The Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company may end the deferral by paying all accrued and unpaid interest.
          The Company has the following cash and investments that provide a source for potential liquidity based on values at December 31, 2008; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments (see Note 31 to the “Notes to Consolidated Financial Statements ” for a discussion of fair value measurements).

	As of December 31, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$37,116	—	—	37,116
Equity securities	1,597	—	—	1,597
Private investment securities	2,036	467	—	2,503

Total	$40,749	467	—	41,216

          The Company’s work-out subsidiary had $81.6 million of commercial loans outstanding as of December 31, 2008 that are a potential source of liquidity.
          During the year ended December 31, 2008, the Parent Company sold its holdings of Stifel common stock and warrants, liquidated its managed fund equity securities and sold private investment securities for aggregate net proceeds of $181.9 million. The Parent Company transferred $94.8 million of the cash proceeds from the sale of these assets to BankAtlantic in exchange for the transfer by BankAtlantic of non-performing commercial loans to a wholly-owned asset workout subsidiary of the Parent Company. The Parent Company may consider, among other alternatives, selling interests in the subsidiary to investors in the future. The Parent Company also used a portion of the proceeds from its securities sales to contribute $65 million to BankAtlantic to improve BankAtlantic’s capital base.
          The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the merger. The contingent earn-out payments will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. During the year ended December 31, 2008, the Company earned $16.6 million in earn-out consideration pursuant to the above agreement. The Company received $11.7 million of this earn-out consideration during 2008 and the remaining estimated consideration of $9.1 million will be payable to the Company. Pursuant to the terms of the Stifel agreement, the Company agreed to indemnify Stifel against certain losses arising out of activities of Ryan Beck prior to its sale. Stifel recently indicated that it believes the thresholds for such obligations have been met and the Company has requested information from Stifel in order to determine if any amounts might be owed. Based on information

Financial Services
(BankAtlantic Bancorp)
provided by Stifel, management believes that the obligation, if any, under the Stifel indemnity will not have a material impact on the Company’s financial statements.
          In light of the current challenging economic environment and the desire for the Company to be in a position to provide capital to BankAtlantic, if needed, the Company is considering pursuing the issuance of securities, which could include Class A common stock, debt, preferred stock, warrants or any combination thereof. Any such financing could be obtained through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue these financings at the Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of our Class A common stock or securities convertible or exercisable for our Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.
          In October 2008, the U.S. Treasury announced the Capital Purchase Program (The “CPP”) or to invest capital into U.S. financial institutions pursuant to which institutions may issue senior preferred stock to the Treasury and receive proceeds of up to 3 percent of risk-weighted assets. The Program requires that in conjunction with the issuance of senior preferred shares, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the investment in senior preferred stock with the exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. Financial institutions that participate will be subject to certain restrictions and covenants as may be required by the Treasury. The Company and BankAtlantic have submitted an application for CPP funds; however, there is no assurance that the Company or BankAtlantic will participate in the Treasury’s Program or of the amount of any such participation. To date, the Treasury has not acted on the application. In the event we receive approval for participation in the CPP and choose to do so, we expect that we would end the deferral of interest payments on our junior subordinated debentures using existing funds of the Company.
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
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; Treasury lending programs; interest payments on loans and securities; and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and securities available for sale, deposit cash outflows, acquisitions of properties and equipment, and operating expenses.
          In October 2008, the FDIC announced a Liquidity Guarantee Program. Under this program, certain newly issued senior unsecured debt issued on or before June 30, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. This includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to the period ending June 30, 2012, even if the maturity exceeds that date. The program may provide BankAtlantic with additional liquidity as certain new borrowings may be guaranteed by the FDIC. The FDIC also announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts including interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee will expire at the end of 2009. BankAtlantic “opted-in” to the additional coverage on qualifying borrowings and non-interest bearing deposits. As a result, BankAtlantic may be assessed a 75-basis point fee on new covered borrowings, and will be assessed a 10-basis point surcharge for non-interest bearing deposit transaction balances exceeding the previously insured amount.
          In October 2008, the FDIC adopted a restoration plan that would increase the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rate schedule would be raised uniformly by 7 basis points beginning on January 1, 2009 and beginning with the second quarter of 2009, changes would be made to

Financial Services
(BankAtlantic Bancorp)
the assessment rate to increase assessments on riskier institutions. Although we have not been notified of our assessment rate increase, a 7 basis point assessment rate increase would result in $2.8 million of additional annual FDIC assessment premiums for BankAtlantic based on deposits as of December 31, 2008.
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
          The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $967.0 million as of December 31, 2008. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s available borrowings under this line of credit were approximately $672 million at December 31, 2008. BankAtlantic also participated in the Treasury’s term auction program. BankAtlantic had $236.0 million outstanding pursuant to this Treasury program as of December 31, 2008. An additional source of liquidity for BankAtlantic is its securities portfolio. As of December 31, 2008, BankAtlantic had $231 million of un-pledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic has established lines of credit for up to $35 million with other banks to purchase federal funds of which no amounts were outstanding as of December 31, 2008. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at December 31, 2008, BankAtlantic had $2.3 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral. BankAtlantic had no amounts outstanding under this program at December 31, 2008. The above lines of credit are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. If the current economic trends continue to adversely affect our performance, the above borrowings may be limited, or may not be available to us and BankAtlantic’s liquidity would be materially adversely affected.
          BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity, if needed. At December 31, 2008, BankAtlantic had $239.9 million and $46.1 million of brokered deposits and securities sold under agreements to repurchase outstanding. Additionally, BankAtlantic had federal funds sold of $20.8 million and total cash on hand or with other financial institutions of $127.7 million as of December 31, 2008.
          BankAtlantic’s commitments to originate and purchase loans at December 31, 2008 were $38.4 million and $3.0, respectively, compared to $176.9 million and $61.1 million, respectively, at December 31, 2007. At December 31, 2008, total loan commitments represented approximately 0.90% of net loans receivable.
          At December 31, 2008, BankAtlantic had mortgage-backed securities of approximately $47.9 million pledged to secure securities sold under agreements to repurchase, $109.3 million pledged to secure public deposits, $225.4 million pledged to secure term auction facilities and $51.4 million pledged to secure treasury tax and loan accounts.

Financial Services
(BankAtlantic Bancorp)
          A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2008. The total amount of principal repayments on loans and securities contractually due after December 31, 2009 was $4.2 billion, of which $1.8 billion have fixed interest rates and $2.4 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	As of
	December 31,	For the Period Ending December 31, (1)
	2008	2009	2010-2011	2012-2016	2017-2021	2022-2026	>2027

Commercial real estate	$1,449,620	665,220	309,179	316,651	94,982	60,879	2,709
Residential real estate	1,933,077	40,286	5,861	30,506	265,104	81,892	1,509,428
Consumer and home equity	745,086	1,384	5,861	297,845	370,009	69,987	—
Commercial business	251,248	120,903	43,983	81,387	4,428	547	—

Total loans	$4,379,031	827,793	364,884	726,389	734,523	213,305	1,512,137

Total securities available for sale (1)	$699,474	—	277	330	36,850	128,162	533,855

(1)	Does not include $2.4 million of equity securities.
          Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2008 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total

One year or less	$215,440	291,441	506,881
Over one year, but less than five years	31,909	9,084	40,993
Over five years	3,899	—	3,899

	$251,248	300,525	551,773

Due After One Year:
Pre-determined interest rate	$35,808	9,084	44,892
Floating or adjustable interest rate	—	—	—

	$35,808	9,084	44,892

          BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2008 was:

Florida	60%
Eastern U.S.A.	21%
Western U.S.A.	15%
Central U.S.A	4%

100%

          The loan concentration for BankAtlantic’s originated loans is primarily in Florida. The concentration in locations other than Florida primarily relates to purchased wholesale residential real estate loans.

Financial Services
(BankAtlantic Bancorp)
          At December 31, 2008, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.80	4.00	6.00
Tangible capital	385,006	6.80	1.50	1.50
Core capital	385,006	6.80	4.00	5.00

At December 31, 2007:
Total risk-based capital	$495,668	11.63%	8.00%	10.00%
Tier 1 risk-based capital	420,063	9.85	4.00	6.00
Tangible capital	420,063	6.94	1.50	1.50
Core capital	420,063	6.94	4.00	5.00
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.
          The OTS at its discretion can require an institution to maintain capital amounts and ratios significantly above the “well capitalized” requirements based on the risk profile of the specific institution. If higher capital requirements are imposed by the OTS, BankAtlantic could be required to raise additional capital. Management can give no assurance that BankAtlantic will be successful in raising additional capital in subsequent periods, if required.
Consolidated Cash Flows
          A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Net cash provided by (used in):
Operating activities	$75,447	40,928	3,359
Investing activities	281,186	(22,066)	(205,891)
Financing activities	(322,250)	(30,183)	174,460

Increase (decrease) in cash and cash equivalents	$34,383	(11,321)	(28,072)

          The increase in cash flows from operating activities during 2008 compared to 2007 was primarily due to a reduction in non-interest expenses. The Company experienced a decline in employee compensation associated with its restructuring plan that included reduced store hours and the consolidation of back-office facilities. The Company also reduced its advertising and promotion expense by 18% during 2008 compared to 2007. The increase in cash flows from operating activities during 2007 compared to 2006 primarily resulted from a substantial increase in non-interest income from service charges on deposits as well as a significant reduction in advertising and promotion expenses. During 2007, service charge fees increased primarily due to new deposit accounts.

Financial Services
(BankAtlantic Bancorp)
          The increase in cash flows from investing activities during 2008 compared to 2007 primarily resulted from a decline in interest earning assets as loan and securities repayments exceeded loan originations and securities purchased. The Company reduced its total assets during 2008 in order to improve its regulatory capital levels in response to the difficult economic environment. The increase in cash flows from investing activities during 2007 compared to 2006 was primarily due to a decline in net loan originations and decreased purchases of property and equipment.
          The decrease in cash flows from financing activities during 2008 compared to 2007 resulted from the prepayments of FHLB advances. The prepayments were accompanied by a decline in interest earning assets. The decrease in cash flows from financing activities during 2007 compared to 2006 primarily resulted from net repayments of FHLB advances as well as the purchase and retirement of the Company’s Class A common stock.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
          The table below summarizes the Company’s loan commitments at December 31, 2008 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Commercial Commitments	Committed	1 year	1-3 years	4-5 years	years
Lines of credit	$501,431	70,642	—	—	430,789
Standby letters of credit	20,558	20,558	—	—	—
Other commercial commitments	41,368	41,368	—	—	—

Total commercial commitments	$563,357	132,568	—	—	430,789

          Lines of credit are primarily revolving lines to home equity and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $14.1 million at December 31, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.4 million at December 31, 2008. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.
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
          At December 31, 2008, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

Financial Services
(BankAtlantic Bancorp)
          The table below summarizes the Company’s contractual obligations at December 31, 2008 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$1,338,176	1,229,144	65,640	43,377	15
Long-term debt	317,059	—	22,000	864	294,195
Advances from FHLB (1)	967,028	565,000	402,028	—	—
Operating lease obligations held for sublease	30,729	1,241	3,657	2,403	23,428
Operating lease obligations held for use	74,369	7,983	11,635	9,562	45,189
Pension obligation	17,340	1,269	2,995	3,229	9,847
Other obligations	20,056	2,956	5,900	6,400	4,800

Total contractual cash obligations	$2,764,757	1,807,593	513,855	65,835	377,474

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
          The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2008. The payments represent the estimated benefit payments through 2018, the majority of which will be funded through plan assets. The table does not include estimated benefit payments after 2018. The actuarial present value of the projected accumulated benefit obligation was $31.2 million at December 31, 2008. The plan was underfunded by $13.2 million as of December 31, 2008. The Company is required to fund plan deficits over a seven year period which would include a contribution of $1.6 million to the pension plan for the year ended December 31, 2009. The Company’s future cash contribution may increase or decrease depending on the performance of the plan assets and the increase or decrease of the projected benefit obligation in subsequent periods.
          Other obligations are primarily legally binding agreements with vendors for advertising, marketing and sponsorship services.
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
          BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2008 BankAtlantic was secondarily liable for $11.9 million of lease payments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans.
          During the fourth quarter of 2006, BankAtlantic initiated an investment strategy including the purchase of agency securities with a call option written on the purchased agency securities. When utilizing this strategy, BankAtlantic is subject to the off-balance sheet risk of foregoing the appreciation on the agency securities in exchange for the option premium and the potential of owning out-of-the-money agency securities if interest rates rise. No call option contracts were outstanding as of December 31, 2008.

Financial Services
(BankAtlantic Bancorp)
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of securities as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other long-lived assets; and (iv) the accounting for deferred tax asset valuation allowance. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See Note 1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.
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
          The calculation of our allowance for loan losses consists of two components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows discounted at the loans effective interest rate. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.
          The second component of the allowance for loan losses requires us to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, problem loan trends and external factors. In deriving the qualitative allowance management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

Financial Services
(BankAtlantic Bancorp)
          Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2008, our allowance for loan losses was $137.3 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans, especially in Florida. These factors are beyond management’s control. Accordingly, there is no assurance that we will not incur credit losses far in excess of the amounts estimated by our allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.
          We analyze our loan portfolio by monitoring the loan mix, credit quality, loan-to-value ratios, historical trends and economic conditions quarterly. As a consequence, our allowance for loan losses estimates will change from period to period. A portion of the change in our loan loss estimates during the four year period ended December 31, 2006 resulted from changes in credit policies which focused our loan production on collateral based loans and the discontinuation of certain loan products. We believe that these changes reduced our allowance for loan losses as measured by the decline in our allowance to loan losses to total loans from 1.38% at December 31, 2002 to 0.94% at December 31, 2006. During this period real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. We believe that these external factors favorably impacted our provision for loan losses and allowance for loan losses through this four year period. During the years ended December 31, 2007 and 2008 the residential real estate market and general economic conditions, both nationally and in Florida, rapidly deteriorated with significant reductions in the sales prices and volume of residential real estate sold. These rapidly deteriorating real estate market conditions and adverse economic conditions resulted in a significant increase in our ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 2.87% at December 31, 2008. We believe that our earnings in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the length of the current recession, availability of mortgage financing and the severity of unemployment in Florida. If the current negative real estate and economic conditions continue or deteriorate further we are likely to experience significantly increased credit losses.
Valuation of investment securities
          We record our securities available for sale and derivative instruments in our statement of financial condition at fair value. We also disclose fair value estimates in our statement of financial condition for investment securities at cost. We generally use market and income approach valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. Our policy is to use quoted market prices (Level 1 inputs) when available. However quoted market prices are not available for our mortgage-backed securities, REMIC’s, other securities and certain equity securities requiring us to use Level 2 and Level 3 inputs. The classification of assumptions as Level 2 or Level 3 inputs is based on judgment and the classification of the inputs could change based on the availability of observable market data.
          We subscribe to a third-party service to assist us in determining the fair value of our mortgage-backed securities and real estate mortgage conduits. The estimated fair value of these securities at December 31, 2008 was $699.2 million. We use matrix pricing to value these securities as identical securities that we own are not traded on active markets. Matrix pricing computes the fair value of mortgage-backed securities and real estate mortgage conduits based on the coupon rate, maturity date and estimates of future prepayment rates obtained from trades of securities with similar characteristic and from market data obtained from brokers. We consider the above inputs Level 2. The valuations obtained from the matrix pricing are not actual transactions and may not reflect the actual amount that would be realized upon sale. While the interest rate and prepayment assumptions used in the matrix pricing are representative of assumptions that we believe market participants would use in valuing these securities, different assumptions may result in significantly different results. Additionally, current observable data may not be available in subsequent periods resulting in us obtaining level 3 inputs to value these securities. The mortgage-backed and REMIC securities that we own are government agency guaranteed with minimal credit risk. These securities are of high credit quality and we believe can be liquidated in the near future; however, the price obtained upon sale could be higher or lower than the fair value obtained through matrix pricing. In light of the current volatility and uncertainty in credit markets, it is

Financial Services
(BankAtlantic Bancorp)
difficult to estimate with accuracy the price that we could obtain for these securities and the time that it could take to sell them in an orderly transaction.
          Included in our statement of financial condition in securities available for sale as of December 31, 2008 was $1.8 million of equity and debt securities that lack market liquidity and trade in inactive markets. These securities are fair valued through the use of non-binding broker quotes (Level 3 inputs). As these quotes are non-binding and not actual transactions, the values we have obtained may not reflect the actual amount that would be realized upon sale. No current market exists for these securities and the liquidation of these securities is subject to significant uncertainty.
          We disclosed the estimated fair value of our private investment securities at $2.5 million in our statement of financial condition. These securities represent investments in limited partnerships that invest in equity securities based on proprietary investment strategies or private placements. The majority of the underlying equity securities investments of the limited partnerships are publicly traded. The fair value of these investments in our statement of financial condition was obtained from the general partner or management of the private placements (Level 3). These investments do not have readily determinable fair values and the fair values calculated by us do not represent actual transactions. Amounts realized upon the sale of our interest in these investments may be higher or lower than the amounts disclosed. No current market exists for these securities and the liquidation of these securities is subject to significant uncertainty.
Other-than-Temporary Impairment of Securities.
          We perform an evaluation on a quarterly basis to determine if any of our securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial condition of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. If a security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period. The value of the Company’s investment in private equity securities has significantly declined during the year ended December 31, 2008. As a consequence of our quarterly evaluation, we recognized a $4.5 million permanent impairment associated with these securities. The evaluation of other-than-temporary impairment of securities requires significant management judgment on the financial condition of the issuer and the ability of the issuer to recover the impairment. As of December 31, 2008 the Company had $32.2 million of impaired securities with an unrealized loss of $1.0 million. We concluded the unrealized loss was temporary due to what we believe to be the high credit quality of these agency securities and our intent and ability to hold these securities beyond the period of time when we believe the impairment would be recovered. However, in light of the current challenging economic and credit conditions, there is no assurance that future events will not cause us to change this conclusion or that the impairment would be recovered.
Impairment of Goodwill and Long Lived Assets
          We test goodwill for impairment annually or when events or circumstances occur that my result in goodwill impairment during interim periods. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The Company’s reporting units are comprised of Community Banking, Commercial Lending, Tax Certificate Operations, Capital Services and Investment Operations. The fair values of the reporting units are estimated using discounted cash flow present value valuation models and market multiple techniques.
          While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. If the fair value of a reporting unit is below the carrying amount a second step of the goodwill impairment test is performed. This second step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. There is no active market for many of the Company’s assets requiring management to derive the fair value of the majority of these assets using net present value models. As a consequence, management estimates rely on assumptions and judgments regarding issues where

Financial Services
(BankAtlantic Bancorp)
the outcome is unknown and as a result actual results or values may differ significantly from these estimates. Additionally, declines in the market capitalization of the Company’s common stock affect the aggregate fair value of the reporting units. Changes in management’s valuation of its reporting units and the underlying assets as well as declines in the Company’s market capitalization may affect future earnings through the recognition of additional goodwill impairment charges of up to $22.2 million.
          During the year ended December 31, 2008 we recognized goodwill impairment charges of $48.3 million. As of December 31, 2008 our goodwill was $22.2 million.
          In determining the fair value of the reporting units, the Company used a combination of the discounted cash flow techniques and market multiple methodologies. These methods require assumptions for expected cash flows, discount rates, and comparable financial institutions to determine market multiples. The aggregate fair value of all reporting units derived from the above valuation techniques was compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The values separately derived from each valuation technique (i.e., discounted cash flow and market multiples) were used to develop an overall estimate of a reporting unit’s fair value. Different weighting of the various fair value techniques could result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The Company used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan and deposit growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions. Minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value.
          When the estimated fair value of a reporting unit is below the carrying value, goodwill may be impaired. In those situations step-two of the goodwill impairment evaluation is performed which involves calculating the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as it is determined in a business combination. The fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets, is individually determined. The excess fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied goodwill. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit.
          The value of the implied goodwill is highly sensitive to the estimated fair value of the reporting unit’s net assets. The fair value of the reporting unit’s net assets is estimated using a variety of valuation techniques including the following:
•	recent data observed in the market, including similar assets,

•	cash flow modeling based on projected cash flows and market discount rates , and

•	estimated fair value of the underlying loan collateral
          The estimated fair values reflect the Company’s assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk premiums that are indicative of the current environment. Currently, estimated liquidity and market risk premiums on certain loan categories ranged from 3% to 25%; however, those values are not actual transactions and may not reflect the actual amount that would be realized upon sale. If the implied fair value of the goodwill for the reporting unit exceeds the carrying value of the goodwill for the respective reporting unit, no goodwill impairment is recorded. Changes in the estimated fair value of the individual assets and liabilities may result in a different amount of implied goodwill, and the amount of goodwill impairment, if any. Future changes in the fair value of the reporting unit’s net assets may result in future goodwill impairment.
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that

Financial Services
(BankAtlantic Bancorp)
the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using level 3 unobservable inputs. Long-lived assets subject to the above impairment analysis included property and equipment, internal-use software, real estate held for development and sale and real estate owned.
          During the year ended December 31, 2008, we halted our store expansion program, consolidated back-office facilities, terminated or subleased certain operating lease contracts and reduced our store operating hours. As a consequence, we recognized an impairment charge of $7.4 million. A portion of the impairment charge is based on the fair value of real estate, equipment and unfavorable contracts. These fair value amounts were based on market-based estimates and net present value models. These estimates and assumptions are highly subjective and based on significant management estimates. The amount ultimately realized upon the sale of these properties or the termination of these unfavorable contracts may be significantly different than the recorded amounts. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these assets or lease contracts, while different assumptions may result in significantly different results.
Accounting for Deferred Tax Asset Valuation Allowance
          The Company reviews the carrying amount of its deferred tax assets quarterly to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
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
          Based on our evaluation as of December 31, 2008, a net deferred tax asset valuation allowance was established for the entire amount of the Company’s net deferred tax assets as the realization of these assets did not meet the more-likely-than-not criteria of statement of financial accounting standard No. 109. During the fourth quarter of 2008, market conditions in the financial services industry significantly deteriorated with the bankruptcies and government bail-outs of large financial services entities. This market turmoil led to a tightening of credit, lack of consumer confidence, increased market volatility and widespread reduction in business activity. These economic conditions adversely effected BankAtlantic’s profitable lines of business and it does not appear that these challenging market conditions are likely to improve in the foreseeable future. As a consequence of the worsening economic conditions during the fourth quarter of 2008, it appeared more-likely-than-not that the Company would not realize its deferred tax assets resulting in a deferred tax asset valuation allowance for the entire amount of the Company’s net deferred tax assets. However, significant judgment is required in evaluating the positive and negative evidence for the establishment of the deferred tax asset valuation allowance, and if future events differ from expectations or if there are changes in the tax laws, a substantial portion or the entire deferred tax asset benefit may be realized in the future. The Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.

Financial Services
(BankAtlantic Bancorp)
Dividends
          In February 2009, the Company elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. During the deferral period, the Company is not permitted to pay dividends to its common shareholders. The Company can end the deferral period at any time by paying all accrued and unpaid interest. Further, the availability of funds for dividend payments generally depends upon BankAtlantic’s ability to pay cash dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. The Company does not expect to receive cash dividends from BankAtlantic during 2009, and possibly longer. See Risk Factors – “BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits” and Regulation and Supervision – “Limitation on Capital Distributions.”

Real Estate Development
(Woodbridge)
Real Estate Development
          The Real Estate Development activities of BFC are comprised of the operations of Woodbridge Holdings Corporation and its subsidiaries. Woodbridge in 2008 presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Woodbridge. Woodbridge is a separate public company and its management prepared the following discussion regarding Woodbridge which was included in Woodbridge’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Real Estate Development” are references to Woodbridge Holdings Corporation and its subsidiaries, and are not references to BFC Financial Corporation.
Executive Overview
          We continue to focus on managing our real estate holdings during this challenging period for the real estate industry, and on efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels and compensation with these objectives. Our goal is to pursue acquisitions and investments in diverse industries, including investments in affiliates, using a combination of our cash and stock and third party equity and debt financing. This business strategy may result in acquisitions and investments both within and outside of the real estate industry. We may acquire entire businesses or majority or minority, non-controlling interests in companies. Under this business model, we likely will not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. We expect that net investment gains and other income will depend on the success of our investments as well as overall market conditions. We also intend to pursue strategic initiatives with a view to enhancing liquidity. These initiatives may include pursuing alternatives to monetize a portion of our interests in certain of Core’s assets through sale, possible joint ventures or other strategic relationships.
          Our operations have historically been concentrated in the real estate industry which is cyclical in nature. Our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops, constructs and leases income producing commercial real estate. In addition, our Other Operations segment consists of an equity investment in Bluegreen, a NYSE-listed company, which represents approximately 31% of Bluegreen’s outstanding common stock, a consolidated investment in Pizza Fusion, a private company in which we made a $3.0 million investment in the third quarter of 2008 which represents approximately 41% of Pizza Fusion’s outstanding stock, and a cost method investment in Office Depot, a NYSE- listed company in which we own less than 1% of the outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. Our Other Operations segment also includes the activities of our consolidated subsidiary, Carolina Oak, which engaged in homebuilding activities at Tradition Hilton Head prior to the suspension of those activities during the fourth quarter of 2008. As previously reported, the results of operations and financial condition of Carolina Oak as of and for the years ended December 31, 2007 and 2006 were included in the Primary Homebuilding segment because its financial metrics were similar in nature to the other homebuilding projects within that segment. However, due to our acquisition of Carolina Oak and the deconsolidation of Levitt and Sons as of November 9, 2007, which comprised our Primary Homebuilding and Tennessee Homebuilding segments, the results of operations and financial condition of Carolina Oak as of and for the year ended December 31, 2008 are included in the Other Operations segment.
Financial and Non-Financial Metrics
          Performance and prospects are evaluated using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), net (loss) income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue, our ratios of debt to shareholders’ equity and debt to total capitalization and our cash requirements. Non-financial metrics used to evaluate historical performance include saleable acres in our Land Division and the number

Real Estate Development
(Woodbridge)
of acres in our backlog. In evaluating future prospects, management considers financial results as well as non-financial information such as acres in backlog (measured as land subject to an executed sales contract). The ratio of debt to shareholders’ equity and cash requirements are also considered when evaluating future prospects, as are general economic factors and interest rate trends. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
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
Loss in excess of investment in Levitt and Sons
          Under ARB No. 51, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the Bankruptcy Court, rather than the majority owner. As described elsewhere in this report, Levitt and Sons, our wholly-owned subsidiary, filed a petition for bankruptcy on November 9, 2007. Accordingly, we deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from our financial results of operations. In accordance with ARB No. 51, we follow the cost method of accounting to record our interest in Levitt and Sons. Under cost method accounting, income may be recognized to the extent only cash is received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time any loss in excess of the investment in Levitt and Sons will be recognized into income. See (Note 24) to our audited consolidated financial statements for further discussion.
Fair Value Measurements
          Effective January 1, 2008, we partially adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which requires us to disclose the fair value of our investments in unconsolidated trusts and equity securities, including our investments in Bluegreen and Office Depot. Under this standard, fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). In determining fair value, we are sometimes required to use various valuation techniques. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Real Estate Development
(Woodbridge)
•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs, when there is little or no market data, which require the reporting entity to develop its own assumptions.
          When valuation techniques, other than those described as Level 1 are utilized, management must make estimations and judgments in determining the fair value for its investments. The degree to which management’s estimation and judgment is required is generally dependent upon the market pricing available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If we make different judgments regarding unobservable inputs, we could potentially reach different conclusions regarding the fair value of our investments.
Investments
          We determine the appropriate classifications of investments in equity securities at the acquisition date and re-evaluate the classifications at each balance sheet date. For entities where we are not deemed to be the primary beneficiary under FIN No. 46(R) or in which we have less than a controlling financial interest evaluated under AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” or Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, these entities are accounted for using the equity or cost method of accounting. Typically, the cost method is used if we own less than 20% of the investee’s stock and the equity method is used if we own more than 20% of the investee’s stock. However, we have concluded that the percentage ownership of stock is not the sole determinant in applying the equity or the cost method, but the significant factor is whether the investor has the ability to significantly influence the operating and financial policies of the investee.
Equity Method
          We follow the equity method of accounting to record our interests in entities in which we do not own the majority of the voting stock or record our investment in VIEs in which we are not the primary beneficiary. These entities consist of Bluegreen Corporation and statutory business trusts. The statutory business trusts are VIEs in which we are not the primary beneficiary. Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize our share of the joint venture’s earnings or losses. Distributions received and other-than-temporary impairments reduce the carrying amount of the investment.
Cost Method
          We use the cost method for investments where we own less than a 20% interest and do not have the ability to significantly influence the operating and financial policies of the investee in accordance with relative accounting guidance. SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires us to designate our securities as held to maturity, available for sale, or trading, depending on our intent with regard to our investments at the time of purchase. There are currently no securities classified as held to maturity or trading.
Impairment
          Securities classified as available-for-sale are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), but do not impact our results of operations. Changes in fair value are taken to income when a decline in value is considered other-than-temporary.
          We review our equity and cost method investments quarterly for indicators of other-than-temporary impairment in accordance with FSP FAS 115-1/FAS 124-1 and SAB No. 59. This determination requires significant judgment in which we evaluate, among other factors, the fair market value of the investments, general market

Real Estate Development
(Woodbridge)
conditions, the duration and extent to which the fair value of the investment is less than cost, and our intent and ability to hold the investment until it recovers. We also consider specific adverse conditions related to the financial health of, and business outlook for, the investee, including industry and sector performance, rating agency actions, changes in operational and financing cash flow factors. If a decline in the fair value of the investment is determined to be other-than-temporary, an impairment charge is recorded to reduce the investment to its fair value and a new cost basis in the investment is established.
Goodwill and Intangible Assets
          We recorded certain intangible assets in connection with our acquisition of Pizza Fusion. Intangible assets consist primarily of franchise contracts which were valued using a discounted cash flow methodology and are amortized over the average life of the franchise contracts. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to outside factors. In accordance with SFAS No. 144, we evaluate when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings that we expect to generate. If cash flows decrease significantly, intangible assets may be impaired and would be written down to their fair value.
          On at least an annual basis, we conduct a review of our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), to determine whether the carrying value of goodwill exceeds the fair market value using a discounted cash flow methodology. In the year ended December 31, 2006, we conducted an impairment review of the goodwill related to our Tennessee Homebuilding segment, the operations of which were comprised of the activities of Bowden Building Corporation, which we acquired in 2004. We used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in other expenses in the consolidated statements of operations.
Revenue Recognition
          Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when we do not have a substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). In order to properly match revenues with expenses, we estimate construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. To the extent the estimated costs to complete have significantly changed, we will adjust cost of sales in the current period for the impact on cost of sales of previously sold homes and land to ensure a consistent margin of sales is maintained.
          Revenue is recognized for certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS 66, if the seller has a continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit is recognized based on the nature and extent of the seller’s continuing involvement. In the case of our land sales, this involvement typically consists of final development activities. We recognize revenue and related costs as work progresses using the percentage-of-completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of development costs remaining to be completed and relative sales values are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
          Other revenues consist primarily of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the

Real Estate Development
(Woodbridge)
life of the irrigation plant. Irrigation usage fees are recognized when billed as the service is performed. Rental property income consists of rent revenue from long-term leases of commercial property. We review all new leases in accordance with SFAS No. 13 “Accounting for Leases”. If the lease contains fixed escalations for rent, free-rent periods or upfront incentives, rental revenue is recognized on a straight-line basis over the life of the lease.
          Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-02”). This Statement amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“FAS No. 67”), to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Bluegreen’s adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by us by approximately $1.4 million for the same period.
Income Taxes
          We record income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax basis of our assets and liabilities. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated statements of financial condition. The recording of a net deferred tax asset assumes the realization of such asset in the future. Otherwise, a valuation allowance must be recorded to reduce this asset to its net realizable value. We consider future pretax income and ongoing prudent and feasible tax strategies in assessing the need for such a valuation allowance. In the event that we determine that we may not be able to realize all or part of the net deferred tax asset in the future, a valuation allowance for the deferred tax asset is charged against income in the period such determination is made. See Item 1. “Business – Recent Developments” for a description of the shareholder rights plan we adopted in September 2008 which is aimed at preserving our ability to use our net operating loss carryforwards to offset future taxable income.
          We file a consolidated Federal and Florida income tax return. Separate state returns are filed by subsidiaries that operate outside the state of Florida. Even though Levitt and Sons and its subsidiaries have been deconsolidated from Woodbridge for financial statement purposes, they continue to be included in our Federal and Florida consolidated tax returns until the discharge of Levitt and Sons from bankruptcy. See (Note 21) for information regarding the bankruptcy filing of Levitt and Sons. As a result of the deconsolidation of Levitt and Sons, all of Levitt and Sons’ net deferred tax assets are no longer presented in the consolidated statement of financial condition at December 31, 2008 but remain a part of Levitt and Sons’ condensed consolidated financial statements at December 31, 2008 and accordingly will be part of the tax return.
          We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”), on January 1, 2007. FIN 48 provides guidance on recognition, measurement, presentation and disclosure in financial statements of uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 substantially changes the accounting policy for uncertain tax positions. As a result of the implementation of FIN 48, we recognized a decrease of $260,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At December 31, 2008 and 2007, we had gross tax-affected unrecognized tax benefits of $2.4 million, of which $0.2 million, if recognized, would affect the effective tax rate.

Real Estate Development
(Woodbridge)
Consolidated Results of Operations

				2008	2007
	Year Ended December 31,			vs. 2007	vs. 2006
	2008	2007	2006	Change	Change
		(In thousands, except per share data)
Revenues
Sales of real estate	$13,837	410,115	566,086	(396,278)	(155,971)
Other revenues	11,701	10,458	9,241	1,243	1,217

Total revenues	25,538	420,573	575,327	(395,035)	(154,754)

Costs and expenses
Cost of sales of real estate	12,728	573,241	482,961	(560,513)	90,280
Selling, general and administrative expenses	50,754	117,924	121,151	(67,170)	(3,227)
Interest expense	10,867	3,807	—	7,060	3,807
Other expenses	—	3,929	3,677	(3,929)	252

Total costs and expenses	74,349	698,901	607,789	(624,552)	91,112

Earnings from Bluegreen Corporation	8,996	10,275	9,684	(1,279)	591
Impairment of investment in Bluegreen Corporation	(94,426)	—	—	(94,426)	—
Impairment of other investments	(14,120)	—	—	(14,120)	—
Interest and other income	8,030	11,264	7,844	(3,234)	3,420

Loss before income taxes	(140,331)	(256,789)	(14,934)	116,458	(241,855)
Benefit for income taxes	—	22,169	5,770	(22,169)	16,399

Net loss	$(140,331)	(234,620)	(9,164)	94,289	(225,456)

Basic loss per share (c)	$(7.35)	(30.00)	(2.27)	22.65	(27.73)

Total diluted loss per share (a) (c)	$(7.35)	(30.00)	(2.29)	22.65	(27.71)

Basic weighted average shares outstanding (b) (c)	19,088	7,821	4,045	11,267	3,776
Diluted weighted average shares outstanding (b) (c)	19,088	7,821	4,045	11,267	3,776

(a)	Diluted loss per share takes into account (i) the dilution in earnings we recognize from Bluegreen as a result of outstanding securities issued by Bluegreen that enable the holders thereof to acquire shares of Bluegreen’s common stock and (ii) the dilutive effect of our stock options and restricted stock using the treasury stock method.

(b)	The weighted average number of common shares outstanding in basic and diluted loss per common share for 2006 were retroactively adjusted for a number of shares representing the bonus element arising from the rights offering that closed on October 1, 2007. Under the rights offering, shares of our Class A common stock were issued on October 1, 2007 at a purchase price below the market price of such shares on that date resulting in the bonus element of 1.97%. The number of weighted average shares of Class A common stock was retroactively increased by this percentage for 2006.

(c)	On September 26, 2008, we effected a one-for-five reverse stock split. As a result of the reverse stock split, each five shares of our Class A Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class A Common Stock and each five shares of our Class B Common Stock outstanding at the time of the reverse stock split automatically converted into one share of Class B Common Stock. Accordingly, all share and per share data presented in this report for prior periods have been retroactively adjusted to reflect the reverse stock split.
          As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our consolidated statements of financial condition and statements of operations. Therefore, the financial data and comparative analysis in the preceding table reflected operations through November 9, 2007 related to the Primary Homebuilding and Tennessee Homebuilding segments compared to full year results of operations in 2006, with the exception of Carolina Oak which was included in the above table for the full year in 2007 since this subsidiary was not part of the Chapter 11 Cases.

Real Estate Development
(Woodbridge)
For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          We incurred a consolidated net loss of $140.3 million for the year ended December 31, 2008 as compared to a consolidated net loss of $234.6 million for the year ended December 31, 2007. During 2008, we recorded impairment charges of $112.0 million, of which $108.5 million related to our investments and $3.5 million related to Carolina Oak’s inventory of real estate, compared to impairment charges of $226.9 million related to Levitt and Sons’ inventory of real estate recorded during 2007 in cost of sales. Levitt and Sons incurred a net loss of $231.4 million for the year ended December 31, 2007, which represented 98.6% of our consolidated net loss for that period. As previously disclosed, we deconsolidated Levitt and Sons as of November 9, 2007. Excluding the results of Levitt and Sons, the net loss increased by $135.0 million for the year ended December 31, 2008, primarily due to impairment charges recorded in 2008 relating to our investments in Bluegreen, Office Depot and unconsolidated trusts, and impairment charges relating to Carolina Oak’s inventory of real estate. No impairment charges related to these items were recorded in 2007. In addition, our total revenues decreased in both the Land Division and Other Operations segment during 2008 as sales of real estate decreased reflecting a further deterioration of the real estate markets, interest expense increased because less assets qualified for interest capitalization, our earnings from Bluegreen decreased as Bluegreen’s net income decreased in 2008 compared to 2007 and the benefit for income taxes decreased as our effective tax rate for 2008 was 0.0% compared to 8.6% in 2007.
          Revenues from sales of real estate decreased to $13.8 million for the year ended December 31, 2008 from $410.1 million for the year ended December 31, 2007. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007 as well as a decrease in sales of real estate in the Land Division and Other Operations. Levitt and Sons’ revenues from sales of real estate amounted to $387.7 million in 2007. Revenues from sales of real estate for the year ended December 31, 2008 in the Land Division decreased to $11.3 million, from $16.6 million in 2007 reflecting the sale of approximately 35 acres in 2008 compared to 40 acres in 2007. In Other Operations, revenues from sales of real estate for the year ended December 31, 2008 were $2.5 million reflecting the delivery of 8 units in Carolina Oak, compared to revenues from sales of real estate of $6.6 million in Levitt Commercial reflecting the delivery of 17 units in 2007.
          Other revenues increased $1.2 million to $11.7 million for the year ended December 31, 2008, compared to $10.5 million during the year ended December 31, 2007. Other revenues increased primarily as a result of higher leasing revenues due to the opening of the Landing at Tradition retail power center in late 2007. The increase was offset in part by decreased title and mortgage operations revenues associated with Levitt and Sons as it was not included in the consolidated results of operations for the year ended December 31, 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
          Cost of sales of real estate decreased to $12.7 million during the year ended December 31, 2008, as compared to $20.7 million (excluding cost of sales, which included impairment provisions, associated with Levitt and Sons) for the year ended December 31, 2007 as sales of real estate decreased in the Land Division and Other Operations. Cost of sales of real estate in the Land Division decreased as we sold approximately 35 acres in the year ended December 31, 2008, compared to approximately 40 acres in 2007. In Other Operations, we delivered 8 units in Carolina Oak in the year ended December 31, 2008, compared to the delivery of 17 units in Levitt Commercial in 2007. In addition, we recorded $3.5 million of impairment charges related to Carolina Oak’s inventory of real estate in 2008, compared to $9.3 million in impairment charges related to capitalized interest in Other Operations recorded in 2007.
          Selling, general and administrative expenses decreased $67.2 million to $50.8 million during the year ended December 31, 2008 compared to $117.9 million during the year ended December 31, 2007. This decrease was primarily related to the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons in the year ended December 31, 2007 were $66.6 million. Consolidated selling, general and administrative expenses, excluding those attributable to Levitt and Sons, remained relatively unchanged in 2008 compared to 2007 totaling $50.8 million in the year ended December 31, 2008, and $51.3 million in 2007. We incurred higher property management expenses related to our commercial leasing activities, higher property tax expense due to less acreage in active development and higher expenses related to the support of community and commercial associations in our master-planned communities in the Land Division as well as higher other administrative expenses associated with marketing activities in South Carolina in 2008 compared to 2007. In

Real Estate Development
(Woodbridge)
addition, depreciation expenses were higher in 2008 mainly as a result of a depreciation recapture related to the reclassification of discontinued operations, and insurance costs were higher due to the absorption of certain of Levitt and Sons’ insurance costs. The above increases were offset by lower office related expenses, decreased severance charges and decreased employee compensation, benefits and incentives expense reflecting a lower associate headcount in the year ended December 31, 2008 compared to 2007 as a result of staff reductions. The number of employees decreased to 84 employees at December 31, 2008 from 125 employees at December 31, 2007.
          Interest expense consists of interest incurred minus interest capitalized. Interest incurred for the years ended December 31, 2008 and 2007 totaled $22.4 million and $50.8 million, respectively, while interest capitalized totaled $11.5 million for the year ended December 31, 2008 compared to $47.0 million in 2007. Interest expense for the year ended December 31, 2008 was $10.9 million compared to $3.8 million in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory late in 2007, which resulted in a decreased amount of assets which qualified for interest capitalization and, therefore, the expensing of the related interest was only recorded in the fourth quarter of 2007 compared to the full year of 2008. Interest incurred was lower mainly due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2008 and 2007 included previously capitalized interest of approximately $326,000 and $17.9 million, respectively.
          We did not incur other expenses in the year ended December 31, 2008, compared to $3.9 million in 2007, which consisted of a surety bond accrual, a write-off of leasehold improvements and title and mortgage operations expense. Due to the cessation of most development activity at Levitt and Sons’ projects, we evaluated Woodbridge’s exposure on the surety bonds and letters of credit supporting any Levitt and Sons projects based on indemnities Woodbridge provided to the bond holders and recorded $1.8 million in surety bonds accrual related to certain bonds where management considered it probable that reimbursement of the surety under the applicable indemnity agreement would be required. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements. As part of reductions in workforce, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to the vacated space will not be recovered and were written-off in the year ended December 31, 2007. In addition, title and mortgage operations expense related to Levitt and Sons was $1.5 million.
          Bluegreen reported a net loss for the year ended December 31, 2008 of $516,000, compared to net income of $31.9 million in 2007. For the year ended December 31, 2008, our interest in Bluegreen’s earnings was $9.0 million (after the amortization of approximately $9.2 million related to the change in the basis as a result of the impairment charge on this investment at September 30, 2008), compared to $10.3 million in 2007. We review our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warrant for other-than-temporary declines in value. Based on the evaluations performed, we recorded an other-than-temporary impairment charge of $53.6 million at September 30, 2008 and an additional other-than-temporary impairment charge of $40.8 million at December 31, 2008. See (Note 10) to our audited consolidated financial statements included in Item 8 for further details of the impairment analysis of our investment in Bluegreen.
          Interest and other income decreased to $8.0 million in the year ended December 31, 2008, from $11.3 million in 2007. This decrease was related to a $5.8 million decrease in forfeited deposits in 2008 due to the deconsolidation of Levitt and Sons at November 9, 2007. The decrease was partially offset by a $2.5 million gain on sale of property and equipment and a $1.2 million gain on sale of equity securities during 2008.
          We had an effective tax rate of 0.0% in the year ended December 31, 2008 compared to 8.6% in the year ended December 31, 2007. The decrease in the effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large taxable losses in 2007 and 2008 and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future and prior carryback years to realize any portion of the net deferred tax asset. At December 31, 2008, we had $155.6 million in gross deferred tax assets. After consideration of $2.3 million of deferred tax liabilities, a valuation allowance of $154.1 million was recorded. The increase in the valuation allowance from December 31, 2007 is $75.5 million. See Item 1. “Business – Recent Developments” for a

Real Estate Development
(Woodbridge)
description of the shareholder rights plan we adopted during September 2008 which is aimed at preserving our ability to use our net operating loss carryforwards to offset future taxable income.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          We had a consolidated net loss of $234.6 million for the year ended December 31, 2007 as compared to a net loss of $9.2 million for the year ended December 31, 2006. The significant loss in the year ended December 31, 2007 was the result of $226.9 million of impairment charges recorded relating to inventory of real estate of which $217.6 million was recorded in the Homebuilding Division and $9.3 million was recorded in the Other Operations segment related to capitalized interest. This compares to $36.8 million of impairment charges recorded in the year ended December 31, 2006. In addition, there were decreased sales of real estate and margins on sales of real estate by all segments, and higher selling, general and administrative expenses in the Other Operations segment and our Land Division. Interest expense was $3.8 million for the year ended December 31, 2007 while there was no interest expense in 2006. These increased expenses and lower sales of real estate were slightly offset by higher interest and other income as a result of higher interest income and forfeited deposits, and an increase in other revenues related to increased commercial lease activity generating higher rental revenues.
          Revenues from sales of real estate decreased to $410.1 million for the year ended December 31, 2007 from $566.1 million for the year ended December 31, 2006. This decrease was attributable to fewer homes delivered in the Homebuilding Division, and fewer sales in both Other Operations and the Land Division. The Homebuilding Division had lower revenue despite the average sales price of units delivered increasing to $321,000 in 2007 compared to $302,000 in the same period in 2006 due to the number of deliveries decreasing to 1,144 homes as compared to 1,660 homes during the same period in 2006. In Other Operations, Levitt Commercial delivered 17 units during the year ended December 31, 2007 recording $6.6 million in revenues compared to 29 units during the year ended December 31, 2006 and $11.0 million in revenues. The Land Division sold approximately 40 acres in the year ended December 31, 2007 as compared to 371 acres in 2006. These decreases were slightly offset by an increase in land sales recorded by the Homebuilding Division which totaled $20.1 million for the year ended December 31, 2007 while there were no comparable sales in 2006.
          Other revenues increased $1.2 million to $10.5 million for the year ended December 31, 2007, from $9.2 million during the year ended December 31, 2006, due to increased commercial lease activity generating higher rental revenues, offset in part by lower title and mortgage operations revenues due to fewer closings.
          Cost of sales of real estate increased $90.3 million to $573.2 million during the year ended December 31, 2007, as compared to $483.0 million for the year ended December 31, 2006. The increase in cost of sales was due to increased impairment charges in an aggregate amount of $226.9 million recorded in 2007 compared to $36.8 million recorded in 2006. In addition, included in cost of sales was approximately $18.8 million associated with sales by both segments of the Homebuilding Division of land that management decided not to develop further, while there were no similar sales or costs in 2006. These increases were offset by lower cost of sales due to fewer land sales recorded by the Land Division and the Other Operations segment and fewer units delivered by both segments of the Homebuilding Division.
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
          Selling, general and administrative expenses decreased $3.2 million to $117.9 million during the year ended December 31, 2007 compared to $121.2 million during the year ended December 31, 2006 primarily as a result of decreased employee compensation and benefits and other general and administrative charges in the Homebuilding Division and Other Operations as a result of the multiple reductions in force that occurred in 2007. In addition, annual incentive compensation recorded in 2007 was significantly less throughout all segments of the

Real Estate Development
(Woodbridge)
business compared to the year ended December 31, 2006 due to the significant reductions in force in the Homebuilding Division and significant operating losses in 2007. In addition, Levitt and Sons was deconsolidated as of November 9, 2007 and the selling, general and administrative expenses of Levitt and Sons were reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were slightly offset by increased selling, general and administrative expenses in the Land Division segment related to operating costs associated with the commercial leasing business and increasing activity in the master-planned community in Tradition Hilton Head and restructuring related expenses recorded in Other Operations and the Homebuilding Division in the amount of $7.4 million which included severance related expenses, facilities expenses, and independent contractor expenses. As a percentage of total revenues, selling, general and administrative expenses increased to 28.0% during the year ended December 31, 2007, from 21.1% during 2006 as a result of decreased revenues.
          Interest incurred totaled $50.8 million and $42.0 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized in the year ended December 31, 2006, only $47.0 million was capitalized in 2007. This resulted in interest expense of $3.8 million in the year ended December 31, 2007, compared to no interest expense in the same period in 2006. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory, which resulted in a decreased amount of assets which qualified for interest capitalization in 2007 compared to 2006. Interest incurred was higher due to higher average debt balances for the year ended December 31, 2007 as compared to the same period in 2006, as well as increases in the average interest rate on our variable-rate debt. At the time of home closings and land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $17.9 million and $15.4 million, respectively.
          Other expenses increased slightly to $3.9 million during the year ended December 31, 2007 from $3.7 million in 2006. In the year ended December 31, 2007, we recorded a surety bond accrual of $1.8 million that did not exist in 2006. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements which did not exist in 2006. As part of the reductions in force discussed above and the Chapter 11 Cases, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to the vacated space will not be recovered and were written-off in the year ended December 31, 2007. These increases were offset as we did not record a write-down of goodwill in 2007, compared to the write-down of goodwill in 2006 of approximately $1.3 million associated with the Tennessee Homebuilding segment. In addition, title and mortgage expense decreased due to the decrease in closings.
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
          Interest and other income increased from $7.8 million during the year ending December 31, 2006 to $11.3 million during the same period in 2007. The increase was due to higher forfeited deposits on cancelled contracts in our Homebuilding Division as well as higher interest income due to the investment of the proceeds from the Rights Offering.
          The benefit for income taxes had an effective rate of 8.6% in the year ended December 31, 2007 compared to 38.6% in the year ended December 31, 2006. The decrease in the effective tax rate was the result of recording a valuation allowance in the year ended December 31, 2007 for those deferred tax assets that are not expected to be recovered in the future. At December 31, 2007, we had $102.6 million in gross deferred tax assets. After consideration of $24.0 million of deferred tax liabilities and the ability to carryback losses, a valuation allowance of $78.6 million was recorded. The increase in the valuation allowance from December 31, 2006 was $78.1 million.

Real Estate Development
(Woodbridge)
Land Division Results of Operations

				2008	2007
	Year Ended December 31,			vs. 2007	vs. 2006
	2008	2007	2006	Change	Change
		(Dollars in thousands)
Revenues
Sales of real estate	$11,268	16,567	69,778	(5,299)	(53,211)
Other revenues	10,592	7,585	3,816	3,007	3,769

Total revenues	21,860	24,152	73,594	(2,292)	(49,442)

Costs and expenses
Cost of sales of real estate	6,632	7,447	42,662	(815)	(35,215)
Selling, general and administrative expenses	24,608	19,077	15,119	5,531	3,958
Interest expense	3,637	2,629	—	1,008	2,629

Total costs and expenses	34,877	29,153	57,781	5,724	(28,628)

Interest and other income	5,685	4,489	2,650	1,196	1,839

(Loss) income before income taxes	(7,332)	(512)	18,463	(6,820)	(18,975)
Provision for income taxes	—	(5,910)	(6,936)	5,910	1,026

Net (loss) income	$(7,332)	(6,422)	11,527	(910)	(17,949)

Operational data:
Acres sold (a)	40	40	371	—	(331)
Margin percentage (b)	41.1%	55.0%	38.9%	(13.9)%	16.1%
Unsold saleable acres	6,639	6,679	6,871	(40)	(192)
Acres subject to sales contracts – Third parties	10	259	74	(249)	185
Aggregate sales price of acres subject to sales contracts to third parties	$1,050	77,888	21,124	(76,838)	56,764

(a)	Includes 5 acres sold related to commercial projects.

(b)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate. Sales of real estate and margin percentage include lot sales, revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.
          Due to the nature and size of individual land transactions, our Land Division results are subject to significant volatility. Although we have historically realized margins of between approximately 40.0% and 60.0% on Land Division sales, margins on land sales are likely to be below the historical range given the downturn in the real estate markets and the significant decrease in demand in Florida. Margins will fluctuate based upon changing sales prices and costs attributable to the land sold. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of the land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development and interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If conditions in the real estate markets do not improve or deteriorate further, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.

Real Estate Development
(Woodbridge)
          The number and sales value of acres subject to third party sales contracts decreased to 10 acres with a sales value of $1.1 million at December 31, 2008, compared with 259 acres with a sales value of $77.9 million at December 31, 2007. While the backlog is not an exclusive indicator of future sales activity; it provides an indication of potential future sales activity. In addition, contracts in the backlog are subject to cancellation.
For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          Revenues from sales of real estate decreased to $11.3 million during the year ended December 31, 2008, compared to $16.6 million in 2007. Sales of real estate in Tradition, Florida for the year ended December 31, 2008 consisted of the sale of 31 acres generating revenues of $8.0 million, net of deferred revenue, as compared to the sale of 37 acres generating revenues of $12.7 million, net of deferred revenue, in 2007. In addition, in the year ended December 31, 2008, we sold 11 lots encompassing approximately 4 acres in Tradition Hilton Head, recognizing revenues of $1.1 million, net of deferred revenue, compared to the sale of 9 residential lots encompassing approximately 3 acres, recognizing revenues of $1.1 million, net of deferred revenue, in 2007. In addition, revenues for the year ended December 31, 2008 included “look back” revenue of $145,000 compared to $1.5 million in the year ended December 31, 2007. “Look back” revenue relates to incremental revenue received from homebuilders based on the final resale price to the homebuilder’s customer. We also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $1.9 million for the year ended December 31, 2008, compared to recognition of deferred revenue of approximately $1.3 million in 2007. These amounts included approximately $159,000 and $733,000 in 2008 and 2007, respectively, of intercompany sales in prior periods and were eliminated in consolidation.
          Other revenues increased approximately $3.0 to $10.6 million for the year ended December 31, 2008, compared to $7.6 million during 2007. The increase was primarily the result of higher leasing revenues associated with the opening of the Landing at Tradition retail power center in late 2007. This increase was offset in part by decreased marketing income associated with Tradition, Florida.
          Cost of sales decreased $815,000 to $6.6 million during the year ended December 31, 2008, as compared to $7.4 million in 2007 due to the decrease in sales of real estate. Costs of sales for the year ended December 31, 2008 represents the costs associated with the sale of approximately 35 acres of land compared to the costs associated with the sale of approximately 40 acres in 2007.
          Margin percentage decreased to 41.1% in the year ended December 31, 2008 from 55.0% in the year ended December 31, 2007. The decrease in margin is attributable to a decrease in the average sales price per acre and less “lookback revenue” recognized in 2008 compared to 2007. “Lookback revenue” margin percentage is 100% because the associated costs were fully expensed at the time of closing.
          Selling, general and administrative expenses increased to $24.6 million during the year ended December 31, 2008 compared to $19.1 million in 2007. The increase was primarily due to higher other administrative expenses associated with increased marketing activities in Tradition Hilton Head, higher repairs and maintenance expenses related to damages from tropical storms and higher depreciation expense associated with the South Carolina irrigation facility placed in service in 2008 and a depreciation recapture as a result of the reclassification of discontinued operations. Additionally, we incurred higher property management expenses related to our commercial leasing activities, higher compensation and benefits expenses, higher expenses associated with our support of the community and commercial associations in our master-planned communities and higher property tax expense due to the completion of certain projects in the year ended December 31, 2008 compared to 2007. These increases were offset in part by a decrease in incentives and commissions expense.
          Interest incurred for the years ended December 31, 2008 and 2007 was $12.0 million and $14.4 million, respectively, while interest capitalized totaled $8.3 million for the year ended December 31, 2008 compared to $11.8 million during 2007. This resulted in interest expense of $3.6 million in the year ended December 31, 2008, compared to $2.6 million in 2007. The interest expense in the year ended December 31, 2008 of approximately $3.6 million mainly related to $1.1 million of interest expense associated with an intercompany loan with the Parent Company from funds borrowed by Core and approximately $2.5 million due to the completion of certain phases of development associated with our real estate inventory which resulted in a decreased amount of assets which

Real Estate Development
(Woodbridge)
qualified for interest capitalization. The interest expense in the year ended December 31, 2007 of approximately $2.6 million was attributable to the intercompany loan mentioned above. The capitalization of this interest occurred at the Parent Company level and all intercompany interest expense and income was eliminated in consolidation. Interest incurred was lower in 2008 due to decreases in the average interest rates on our notes and mortgage notes payable, partly offset by higher average debt balances for the year ended December 31, 2008 compared to 2007. At the time of land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2008 and 2007 included previously capitalized interest of approximately $84,000 and $66,000, respectively.
          Interest and other income increased to $5.7 million in the year ended December 31, 2008, from $4.5 million in the year ended December 31, 2007. Interest and other income increased primarily due to a $2.5 million gain on sale of property and equipment and higher forfeited deposits in 2008 compared to 2007. The increase was partially offset by lower intercompany interest income related to the intercompany loan mentioned above.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          Revenues from sales of real estate decreased to $16.6 million during the year ended December 31, 2007, compared to $69.8 million in 2006. Sales of real estate in Tradition, Florida for the year ended December 31, 2007 consisted of the sale of 37 acres generating revenues of $12.7 million, net of deferred revenue, as compared to the sale of 208 acres generating revenues of $51.2 million in 2006. In 2007, demand for residential land in Tradition, Florida slowed dramatically. In addition, in the year ended December 31, 2007, we sold 9 residential lots encompassing approximately 3 acres in Tradition Hilton Head generating revenues of $1.1 million, net of deferred revenue, compared to sales to third parties in Tradition Hilton Head encompassing 10 acres generating revenues of $4.7 million in the year ended December 31, 2006 and an additional 150 acres transferred to Carolina Oak which was eliminated in consolidation. In addition, revenues for the year ended December 31, 2007 included “look back” revenues of $1.5 million compared to $870,000 in the year ended December 31, 2006. We also recognized deferred revenue on previously sold bulk land and residential lots totaling approximately $1.3 million for the year ended December 31, 2007, of which $733,000 related to sales to affiliated segments and was eliminated in consolidation. There was no similar activity for the year ended December 31, 2006.
          Other revenues increased approximately $3.8 million to $7.6 million for the year ended December 31, 2007, compared to $3.8 million during 2006. This was due to increased revenues related to irrigation services provided to homebuilders, commercial users and the residents of Tradition, Florida, marketing income associated with Tradition, Florida, and leasing revenues associated with our commercial leasing business.
          Cost of sales decreased $35.2 million to $7.4 million during the year ended December 31, 2007, as compared to $42.7 million for the same period in 2006 due to the decrease in sales of real estate.
          Margin percentage increased to 55.0% in the year ended December 31, 2007 from 38.9% in the year ended December 31, 2006. The increase in margin was primarily due to increased commercial sales in 2007 which generated a higher margin and 100% margin percentage being realized on “lookback” revenue because the associated costs were fully expensed at the time of closing.
          Selling, general and administrative expenses increased to $19.1 million during the year ended December 31, 2007 compared to $15.1 million in the same period in 2006. The increase was the result of higher employee compensation and benefits, increased operating costs associated with the commercial leasing business and increased other general and administrative costs. The number of full time employees increased to 67 at December 31, 2007, from 59 at December 31, 2006, as additional personnel were added to support development activity in Tradition Hilton Head. General and administrative costs increased due to increased expenses associated with our commercial leasing activities, increased legal expenditures, increased insurance costs and increased marketing and advertising expenditures designed to attract buyers in Florida and establish a market presence in South Carolina.
          Interest incurred for the years ended December 31, 2007 and 2006 was $14.4 million and $6.7 million, respectively. Interest capitalized totaled $11.8 million for the year ended December 31, 2007 compared to $6.7 million during 2006. The interest expense in the year ended December 31, 2007 of approximately $2.6 million was

Real Estate Development
(Woodbridge)
attributable to funds borrowed by Core Communities but then loaned to Woodbridge. The capitalization of this interest occurred at the consolidated level and all intercompany interest expense and income was eliminated on a consolidated basis. As noted above, interest incurred was higher due to higher outstanding balances of notes and mortgage notes payable and an increase in the average interest rate on variable-rate debt. At the time of land sales, the capitalized interest allocated to such inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $66,000 and $443,000, respectively.
          Interest and other income increased from $2.7 million during the year ending December 31, 2006, to $4.5 million during 2007. Interest and other income increased primarily due to higher intercompany interest income associated with the aforementioned intercompany loan to Woodbridge which was eliminated in consolidation. The increase was partially offset by a gain on sale of fixed assets which totaled $1.3 million in the year ended December 31, 2006 compared to $20,000 in 2007.
Other Operations Results of Operations

				2008	2007
	Year Ended December 31,			Vs. 2007	Vs. 2006
	2008	2007	2006	Change	Change
		(Dollars in thousands)
Revenues
Sales of real estate	$2,484	6,574	11,041	(4,090)	(4,467)
Other revenues	1,109	952	1,435	157	(483)

Total revenues	3,593	7,526	12,476	(3,933)	(4,950)

Costs and expenses
Cost of sales of real estate	16,151	16,793	11,649	(642)	5,144
Selling, general and administrative expenses	26,717	32,508	28,174	(5,791)	4,334
Interest expense	8,315	1,073	—	7,242	1,073
Other expenses	—	2,390	8	(2,390)	2,382

Total costs and expenses	51,183	52,764	39,831	(1,581)	12,933

Earnings from Bluegreen Corporation	8,996	10,275	9,684	(1,279)	591
Impairment of investment in Bluegreen Corporation	(94,426)	—	—	(94,426)	—
Impairment of other investments	(14,120)	—	—	(14,120)	—
Interest and other income	4,001	7,367	4,059	(3,366)	3,308

Loss before income taxes	(143,139)	(27,596)	(13,612)	(115,543)	(13,984)
Benefit for income taxes	—	34,297	5,639	(34,297)	28,658

Net (loss) income	$(143,139)	6,701	(7,973)	(149,840)	14,674

          Our Other Operations segment includes the operations of the Parent Company, Carolina Oak, and Pizza Fusion, other activities through Cypress Creek Capital and Snapper Creek, an equity investment in Bluegreen and an investment in Office Depot. We currently own approximately 9.5 million shares of the common stock of Bluegreen, which represents approximately 31% of Bluegreen’s outstanding shares as of December 31, 2008. Under equity method accounting, we recognize our pro-rata share of Bluegreen’s net income (net of purchase accounting adjustments) as pre-tax earnings. Bluegreen has not paid dividends to its shareholders; therefore, our earnings represent only our claim to the future distributions of Bluegreen’s earnings. Accordingly, we record a tax liability on our portion of Bluegreen’s net income. Our earnings in Bluegreen increase or decrease concurrently with Bluegreen’s reported results. Furthermore, a significant reduction in Bluegreen’s financial position could potentially result in additional impairment charges on our investment against our future results of operations. For a complete discussion of Bluegreen’s results of operations and financial position, we refer you to the financial statements of Bluegreen which are filed as Exhibit 99.1 to this Form 10-K.

Real Estate Development
(Woodbridge)
For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          Sales of real estate in the year ended December 31, 2008 were $2.5 million reflecting the delivery of 8 units in Carolina Oak, compared to sales of real estate of $6.6 million in 2007 reflecting the delivery of 17 units at Levitt Commercial. There were no units in backlog at December 31, 2008 or December 31, 2007. Levitt Commercial completed the sale of all remaining flex warehouse units in inventory in 2007 and ceased development activities thereafter.
          Other revenues in the year ended December 31, 2008 were $1.1 million compared to $952,000 in 2007. The increase was due to an increase in leasing revenues.
          Cost of sales of real estate in the year ended December 31, 2008 was $16.2 million compared to $16.8 million in 2007. Cost of sales of real estate for the year ended December 31, 2008 related to the delivery of 8 units in Carolina Oak and a $3.5 million impairment charge related to Carolina Oak’s inventory of real estate while cost of sales of real estate in 2007 was comprised of the cost of sales of the 17 units delivered in Levitt Commercial, the expensing of interest previously capitalized and capitalized interest impairment charges related to the cessation of development on certain Levitt and Sons’ projects.
          Bluegreen reported a net loss for the year ended December 31, 2008 of $516,000, as compared to net income of $31.9 million in 2007. For the year ended December 31, 2008, our interest in Bluegreen’s income was $9.0 million (after the amortization of approximately $9.2 million related to the change in the basis as a result of the impairment charge at September 30, 2008), compared to $10.3 million in 2007. We review our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warrant for other-than-temporary declines in value. Based on the evaluations performed, we recorded an other-than-temporary impairment charge of $53.6 million at September 30, 2008 and an additional other-than-temporary impairment charge of $40.8 million at December 31, 2008. See (Note 10) to our audited consolidated financial statements included in Item 8 for further details of the impairment analysis of our investment in Bluegreen.
          Selling, general and administrative expenses decreased $5.8 million to $26.7 million during the year ended December 31, 2008 compared to $32.5 million in 2007. The decrease was attributable to decreased compensation and benefits expenses, decreased office related expenses and decreased severance charges related to the reductions in workforce associated with the bankruptcy filing of Levitt and Sons. The decrease in compensation, benefits and office related expenses is attributable to decreased headcount, as the number of employees decreased from 47 at December 31, 2007 to 29 at December 31, 2008. These decreases were offset in part by increases in professional fees associated with our investments and the bankruptcy filing of Levitt and Sons, and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs.
          Interest incurred was approximately $11.5 million and $10.8 million for the years ended December 31, 2008 and 2007, respectively, while interest capitalized totaled $3.2 million for the year ended December 31, 2008 compared to $9.8 million during 2007. This resulted in interest expense of $8.3 million in the year ended December 31, 2008, compared to $1.1 million in 2007. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory late in 2007, which resulted in a decreased amount of assets which qualified for interest capitalization and, therefore, the expensing of the related interest was only recorded in the fourth quarter of 2007 compared to the full year of 2008. The increase in interest incurred was attributable to higher average debt balances for the year ended December 31, 2008 compared to 2007, offset in part by lower average interest rates. Cost of sales of real estate in the year ended December 31, 2008 included previously capitalized interest of approximately $242,000, which primarily related to the delivery of 8 units in Carolina Oak, compared to approximately $250,000 in 2007 related to the delivery of 17 units in Levitt Commercial.
          We did not incur other expenses in the year ended December 31, 2008. Other expenses for the year ended December 31, 2007 were $2.4 million and consisted of a surety bonds accrual and a write-off of leasehold improvements. In 2007, we recorded $1.8 million in surety bonds accrual related to certain bonds where management considered it probable that reimbursement of the surety under the applicable indemnity agreement would be required. In addition to the surety bond accrual, we also recorded a write-off of leasehold improvements as

Real Estate Development
(Woodbridge)
we vacated certain leased space as part of our workforce reductions and the Levitt and Sons bankruptcy. Leasehold improvements in the amount of $564,000 related to this vacated space will not be recovered and were written off in the year ended December 31, 2007.
          Interest and other income was approximately $4.0 million for the year ended December 31, 2008 compared to $7.4 million in 2007. This decrease was primarily the result of our realization of interest income related to intersegment loans to the Primary and Tennessee Homebuilding segments in the year ended December 31, 2007 which was eliminated in consolidation, whereas no comparable interest income was realized during 2008.
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          Revenue from sales of real estate was $6.6 million in the year ended December 31, 2007 compared to $11.0 million in the year ended December 31, 2006. Levitt Commercial delivered 17 flex warehouse units in 2007 while 29 units were delivered during 2006. Levitt Commercial completed the sale of all flex warehouse units in inventory in 2007.
          Other revenues decreased to $952,000 in the year ended December 31, 2007 from $1.4 million in 2006 due to the reduction in leasing revenue received from a sub-tenant in one office building.
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
          Selling, general and administrative expenses increased $4.3 million to $32.5 million during the year ended December 31, 2007 compared to $28.2 million in 2006. The increase was attributable to $5.1 million of restructuring related charges associated with Woodbridge and Levitt and Sons employees. In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Woodbridge primarily as a result of the Chapter 11 Cases. Woodbridge recorded approximately $2.4 million in the year ended December 31, 2007 of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which could be paid by Levitt and Sons to those employees. The restructuring related expenses were slightly offset by lower stock based compensation and annual incentive compensation expense as a result of the multiple reductions in force that occurred in 2007 and significant operating losses in 2007. The decrease in non-cash stock based compensation expense was attributable to the large number of employee terminations that occurred in 2007 which resulted in a reversal of stock compensation amounts previously accrued. The reversal related to forfeited options in connection with the terminations.
          Interest incurred in Other Operations was approximately $10.8 million and $7.4 million for the year ended December 31, 2007 and 2006, respectively. While all interest was capitalized in the year ended December 31, 2006, $9.8 million was capitalized in 2007 due to a decreased level of development associated with a portion of our real estate inventory which resulted in a decreased amount of qualified assets for interest capitalization. The increase in interest incurred was attributable to an increase in the average balance of our borrowings as a result of our issuance of trust preferred securities during 2006, and the aforementioned funds borrowed by Core Communities but then loaned to Woodbridge.

Real Estate Development
(Woodbridge)
          Other expenses increased to $2.4 million during the year ended December 31, 2007 from $8,000 in 2006. In the year ended December 31, 2007, we recorded a $1.8 million surety bond accrual that did not exist in 2006. In addition to the surety bond accrual, the Other Operations segment also recorded a write-off of leasehold improvements which also did not exist in 2006. As part of the reductions in force discussed above and the Chapter 11 Cases, we vacated certain leased space. Leasehold improvements in the amount of $564,000 related to this vacated space will not be recovered and were written off in the year ended December 31, 2007.
          Interest and other income was approximately $7.4 million for the year ended December 31, 2007 compared to $4.1 million in 2006. This increase was primarily the result of the Rights Offering we completed in October 2007, the proceeds of which resulted in higher average cash balances at the Parent Company in the year ended December 31, 2007 which generated higher interest income, as well as interest income related to intersegment loans to the Primary and Tennessee Homebuilding segments which were eliminated in consolidation.
Primary Homebuilding Segment Results of Operations

				2008	2007
	Year Ended December 31,			vs. 2007	vs. 2006
	2008	2007	2006	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$—	345,666	424,420	(345,666)	(78,754)
Other revenues	—	2,243	4,070	(2,243)	(1,827)

Total revenues	—	347,909	428,490	(347,909)	(80,581)

Costs and expenses
Cost of sales of real estate	—	501,206	367,252	(501,206)	133,954
Selling, general and administrative expenses	—	61,568	65,052	(61,568)	(3,484)
Interest expense	—	7,258	—	(7,258)	7,258
Other expenses	—	1,539	2,362	(1,539)	(823)

Total costs and expenses	—	571,571	434,666	(571,571)	136,905

Interest and other income	—	6,933	2,982	(6,933)	3,951

(Loss) income before income taxes	—	(216,729)	(3,194)	216,729	(213,535)
Benefit (provision) for income taxes	—	1,396	1,508	(1,396)	(112)

Net (loss) income	$—	(215,333)	(1,686)	215,333	(213,647)

Operational data:
Homes delivered	—	998	1,320	(998)	(322)
Construction starts	—	558	1,445	(558)	(887)
Average selling price of homes delivered	$—	338,000	322,000	(338,000)	16,000
Margin percentage (a)	—	(45.0)%	13.5%	45.0%	(58.5)%
Gross sales contracts (units)	—	765	1,108	(765)	(343)
Sales contracts cancellations (units)	—	382	261	(382)	121
Net orders (units)	—	383	847	(383)	(464)
Net orders (value)	$—	94,782	324,217	(94,782)	(229,435)
Backlog of homes (units)	—	—	1,126	—	(1,126)
Backlog of homes (value)	$—	—	411,578	—	(411,578)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
          As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our consolidated statements of financial condition and statements of operations. Therefore, the financial data and comparative analysis in the table above reflected operations through November 9, 2007 in the Primary Homebuilding segment compared to full year results of operations in 2006, with the exception of the results of Carolina Oak which were included in the above results for the full year in 2007 since this subsidiary was not part of the Chapter 11 Cases. Carolina Oak’s results of operations were immaterial to the segment, but were included in the Primary Homebuilding segment because it was engaged in homebuilding activities and because the financial metrics from

Real Estate Development
(Woodbridge)
this company were similar in nature to the other homebuilding projects within this segment that existed in 2006 and 2007.
          There are no results of operations or financial metrics included in the preceding table for the year ended December 31, 2008 due to the deconsolidation of Levitt and Sons from our consolidated financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see (Note 24) to our audited consolidated financial statements included in Item 8.
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
For the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          Revenues from sales of real estate decreased to $345.7 million during the year ended December 31, 2007, from $424.4 million during 2006 despite the increase in average sales price of deliveries from $322,000 in 2006 to $338,000 in 2007. During the year ended December 31, 2007, 998 homes were delivered compared to 1,320 homes delivered during 2006. The decrease in units delivered was partially offset by increased land sales. We recognized $8.0 million of revenue attributable to the sale of land that management decided not to develop further, while there were no land sales in 2006.
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
          Selling, general and administrative expenses decreased to $61.6 million during the year ended December 31, 2007, compared to $65.1 million in 2006 primarily as a result of lower employee compensation and benefits expense and decreased office and administrative expenses as a result of the multiple reductions in force that occurred in 2007. In addition, no annual incentive compensation was recorded in 2007 for the Primary Homebuilding segment. In addition, Levitt and Sons was deconsolidated as of November 9, 2007 and the selling, general and administrative expenses of Levitt and Sons were reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were offset in part by increased legal costs primarily related to the preparation of the Levitt and Sons bankruptcy filing. As a percentage of total revenues, selling, general and administrative expense was approximately 17.7% for the year ended December 31, 2007 compared to 15.2% in 2006.
          Interest incurred totaled $31.2 million and $27.2 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized during the year ended December 31, 2006, $23.9 million in interest was capitalized during the year ended December 31, 2007 due to a decreased level of development occurring in the

Real Estate Development
(Woodbridge)
projects in the Primary Homebuilding segment in 2007 which resulted in a decreased amount of qualified assets for interest capitalization. Interest incurred increased as a result of higher average debt balances for the year ended December 31, 2007 as compared to 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory was charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $14.1 million and $9.7 million, respectively.
          Other expenses decreased to $1.5 million during the year ended December 31, 2007 from $2.4 million in 2006 as a result of a decrease in title and mortgage expense. Title and mortgage expense mostly relates to closing costs and title insurance costs for closings processed internally. These costs were lower in 2007 due to the decrease in closings.
          Interest and other income increased from $3.0 million during the year ended December 31, 2006 to $6.9 million during 2007 mainly as a result of an increase in forfeited deposits of $3.5 million resulting from increased cancellations of home sale contracts.
Tennessee Homebuilding Segment Results of Operations

				2008	2007
	Year Ended December 31,			vs. 2007	vs. 2006
	2008	2007	2006	Change	Change
	(Dollars in thousands, except average price data)
Revenues
Sales of real estate	$—	42,042	76,299	(42,042)	(34,257)

Total revenues	—	42,042	76,299	(42,042)	(34,257)

Costs and expenses
Cost of sales of real estate	—	51,360	72,807	(51,360)	(21,447)
Selling, general and administrative expenses	—	5,010	12,806	(5,010)	(7,796)
Interest expense	—	151	—	(151)	151
Other expenses	—	—	1,307	—	(1,307)

Total costs and expenses	—	56,521	86,920	(56,521)	(30,399)

Interest and other income	—	83	127	(83)	(44)

(Loss) income before income taxes	—	(14,396)	(10,494)	14,396	(3,902)
(Provision) benefit for income taxes	—	(1,700)	3,241	1,700	(4,941)

Net (loss) income	$—	(16,096)	(7,253)	16,096	(8,843)

Operational data:
Homes delivered	—	146	340	(146)	(194)
Construction starts	—	171	237	(171)	(66)
Average selling price of homes delivered	$—	205,000	224,000	(205,000)	(19,000)
Margin percentage (a)	—	(22.2)%	4.6%	22.2%	(26.8)%
Gross sales contracts (units)	—	266	412	(266)	(146)
Sales contracts cancellations (units)	—	156	143	(156)	13
Net orders (units)	—	110	269	(110)	(159)
Net orders (value)	$—	20,621	57,776	(20,621)	(37,155)
Backlog of homes (units)	—	—	122	—	(122)
Backlog of homes (value)	$—	—	26,662	—	(26,662)

(a)	Margin percentage is calculated by dividing margin (sales of real estate minus cost of sales of real estate) by sales of real estate.
          As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our consolidated statements of financial condition and statements of operations. Therefore, the financial data and comparative analysis in the above table reflects the operations of the Tennessee Homebuilding segment through November 9, 2007 compared to full year results of operations in 2006.

Real Estate Development
(Woodbridge)
          There are no results of operations or financial metrics included in the preceding table for the year ended December 31, 2008 due to the deconsolidation of Levitt and Sons from our consolidated financial statements at November 9, 2007. Therefore, a comparative analysis is not included in this section. For further information regarding Levitt and Sons’ results of operations, see (Note 24) to our audited consolidated financial statements included in Item 8.
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
          Cost of sales of real estate decreased to $51.4 million during the year ended December 31, 2007, as compared to $72.8 million during 2006 due to a decrease in home deliveries. The decrease in home deliveries was offset by increased impairment charges related to inventory, and increased cost of sales associated with land sales. Included in cost of sales in the year ended December 31, 2007 was $11.1 million associated with land sales. There were no land sales in 2006. In addition, impairment charges increased $5.5 million from $5.7 million in the year ended December 31, 2006 to $11.2 million in the year ended December 31, 2007.
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
          Selling, general and administrative expenses decreased $7.8 million to $5.0 million during the year ended December 31, 2007 compared to $12.8 million during 2006 primarily as a result of lower employee compensation and benefits, decreased broker commission costs and decreased advertising and marketing costs. The decrease in employee compensation and benefits was mainly a result of the multiple reductions in force that occurred in 2007 in connection with the filing of the Levitt and Sons bankruptcy. Decreased broker commission costs were due to lower revenues generated in the year ended December 31, 2007 compared to 2006 and the decreases associated with marketing and advertising are attributable to a decreased focus in 2007 on advertising in the Tennessee market. In addition, selling, general and administrative expenses related to the Tennessee Homebuilding segment are reflected through November 9, 2007 compared to a full year of selling, general and administrative expenses in 2006. These decreases were offset in part by increased severance related expense related to Tennessee employees, payroll taxes and other benefits associated with the terminations that occurred in 2007.
          Interest incurred totaled $1.9 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively. While all interest was capitalized during the year ended December 31, 2006, $1.8 million in interest was capitalized during the year ended December 31, 2007 due to the decreased level of development in the projects in this segment in 2007 which resulted in less assets being qualified for interest capitalization. Interest incurred decreased as a result of lower average debt balances for the year ended December 31, 2007 as compared to 2006. At the time of home closings and land sales, the capitalized interest allocated to such inventory was charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2007 and 2006 included previously capitalized interest of approximately $1.3 million and $2.1 million, respectively.
          There were no other expenses in the year ended December 31, 2007 compared to $1.3 million in 2006. Other expenses in the year ended December 31, 2006 reflected the write-off of $1.3 million in goodwill related to the Bowden acquisition.

Real Estate Development
(Woodbridge)
FINANCIAL CONDITION
          Our total assets at December 31, 2008 and 2007 were $559.3 million and $712.9 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $80.4 million, which resulted from cash used in operations of $32.9 million, cash used in investing activities of $41.9 million and cash used in financing activities of $5.6 million;

•	an increase in restricted cash of $19.1 million primarily related to the funding of the Levitt and Sons Settlement Agreement, providing collateral for a letter of credit as a result of a surety bond claim and the establishment of an interest reserve for one of Core’s loan agreements;

•	a decrease in current income tax receivable as a result of the receipt of a $29.7 million federal income tax refund;

•	a decrease in our investment in Bluegreen of $86.2 million as a result of impairment charges recorded during 2008;

•	a net increase of our investment in other equity securities of $4.3 million as a result of the acquisition (net of shares sold) of shares of Office Depot and a $3.0 million investment in Pizza Fusion;

•	an increase in our investment in certificates of deposit of $9.6 million as a result of our investment in FDIC insured certificates of deposit in 2008;

•	a net increase in inventory of real estate of $14.0 million primarily associated with the land development activities of the Land Division; and

•	a decrease in property and equipment of $8.8 million due to the sale of three ground lease parcels and a depreciation adjustment related to the reclassification into continuing operations of two of Core’s commercial leasing assets previously classified as discontinued operations.
          Total liabilities at December 31, 2008 and 2007 were $439.7 million and $451.7 million, respectively. The change in total liabilities primarily resulted from:
•	a net decrease in notes and mortgage notes payable of $3.8 million primarily due to curtailment payments made in connection with a development loan collateralized by land in Tradition Hilton Head, offset in part by draws on lines of credit in the Land Division; and

•	an increase in our current tax liability of approximately $2.4 million relating to our FIN 48 liability which was netted against our current tax asset in 2007; and

•	a net decrease in accounts payable and other accrued liabilities of approximately $8.1 million primarily attributable to decreased severance and construction accruals due to payments made during the year ended December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
          Management assesses our liquidity in terms of our cash and cash equivalent balances and our ability to generate cash to fund our operating and investment activities. During the year ended December 31, 2008, our primary sources of funds were the proceeds from the sale of real estate inventory, borrowings from financial institutions and an income tax refund. We separately manage our liquidity at the Parent Company level and at the operating subsidiary level. Subsidiary operations, consisting primarily of Core Communities’ operations, are generally financed using proceeds from sales of real estate inventory and debt financing using land or other developed assets as loan collateral. Many of the financing agreements contain covenants at the subsidiary level. Parent Company guarantees are provided only in limited circumstances and, when provided, are generally provided on a limited basis. We intend to use available cash and our borrowing capacity to pursue development of our master-planned communities and to pursue investments generally. We are also exploring ways to monetize a portion of our investment in certain of Core’s assets through joint ventures or other strategic relationships, including the possible sale of such assets. We have historically utilized community development districts to fund development costs at Core when possible. We also will use available cash to repay borrowings and to pay operating expenses.

Real Estate Development
(Woodbridge)
          We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated liquidity needs. We expect to meet our long-term liquidity requirements through the means described above, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
Woodbridge (Parent Company level)
          As of December 31, 2008 and 2007, Woodbridge had cash of $107.3 million and $162.0 million, respectively. Our cash decreased by $54.7 million during the year ended December 31, 2008 primarily due to the repayment of a $40.0 million intercompany loan to Core, the acquisition (net of shares sold) of 1,435,000 shares of Office Depot common stock for an aggregate cost (net of proceeds received from shares sold) of $16.3 million, severance related payments of approximately $4.9 million, a $3.0 million investment in Pizza Fusion and an increase in restricted cash of $16.4 million primarily related to funding the Levitt and Sons Settlement Agreement, and providing $4.3 million as collateral for a letter of credit. These decreases were offset in part by the receipt of approximately $29.7 million of a federal income tax refund and the receipt from Core of a $30.0 million cash dividend payment. The remaining balance was used in operations and to pay accrued expenses.
          In October 2007, Woodbridge acquired from Levitt and Sons all of the membership interests in Carolina Oak, which owns a 150 acre parcel in Tradition Hilton Head. In connection with this acquisition, the credit facility collateralized by the 150 acre parcel (the “Carolina Oak Loan”) was modified, and Woodbridge became the obligor under the Carolina Oak Loan. Woodbridge was previously a guarantor of this loan and as partial consideration for Woodbridge becoming the obligor of the Carolina Oak Loan, its membership interests in Levitt and Sons, previously pledged by Woodbridge to the lender, was released. At December 31, 2008, the outstanding balance on the Carolina Oak Loan was $37.5 million. The loan is collateralized by a first mortgage on the 150 acre parcel in Tradition Hilton Head and guaranteed by Carolina Oak. The Carolina Oak Loan is due and payable on March 21, 2011 but may be extended for one additional year at the discretion of the lender. Interest accrues under the facility at the Prime Rate (3.25% at December 31, 2008) and is payable monthly. The Carolina Oak Loan is subject to customary terms, conditions and covenants, including periodic appraisal and re-margining and the lender’s right to accelerate the debt upon a material adverse change with respect to Woodbridge. At December 31, 2008, there was no immediate availability to draw on this facility based on available collateral, and we were in compliance with the loan covenants.
          At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. After the filing of the Levitt and Sons’ bankruptcy, Woodbridge incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”) in the amounts of $1.6 million and $748,000 in the years ended December 31, 2008 and 2007, respectively. In addition, the Debtors asserted certain claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses experienced at Levitt and Sons in prior periods; however, the parties entered into the Settlement Agreement described below which resolved this issue.
          On June 27, 2008, Woodbridge entered into the Settlement Agreement with the Debtors and the Joint Committee appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it has against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they may have against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the initial

Real Estate Development
(Woodbridge)
Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the previously agreed $12.5 million payment, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court. As of December 31, 2008, the settlement amount was classified as restricted cash. On February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009.
          We effected a one-for-five reverse stock split during the third quarter of 2008 which converted each five shares of our Class A Common Stock into one share of Class A Common Stock and each five shares of our Class B Common Stock into one share of Class B Common Stock. The reverse stock split proportionately reduced the number of authorized shares and the number of outstanding shares of our Class A Common Stock and Class B Common Stock, but did not have any impact on our shareholders’ proportionate equity interests or voting rights in the Company. We pursued the reverse stock split based on the continued listing requirements of the New York Stock Exchange. While the reverse stock split was effected for the purpose of addressing issues with respect to the trading price of our Class A Common Stock and our compliance with the New York Stock Exchange’s continued listing requirements, our Class A Common Stock ultimately failed to meet the New York Stock Exchange’s continued listing requirement regarding average market capitalization over a consecutive thirty-day trading period. As a result, our Class A Common Stock was suspended from trading on the New York Stock Exchange beginning with the opening of trading on November 20, 2008. Our Class A Common Stock currently trades on the Pink Sheets under the ticker symbol “WDGH.PK”.
Core Communities
          At December 31, 2008 and 2007, Core had cash and cash equivalents of $16.9 million and $33.1 million, respectively. Cash decreased $16.2 million during the year ended December 31, 2008 primarily as a result of a $30.0 million dividend payment to the Parent Company, an increase in restricted cash of $2.7 million mainly related to the funding of an interest reserve, $19.9 million of curtailment payments mentioned below and cash used to fund the continued development at Core’s projects as well as selling, general and administrative expenses. These decreases were partially offset by Core’s receipt of $40.0 million from the Parent Company as a repayment of an intercompany loan. At December 31, 2008, Core had no immediate availability under its various lines of credit.
          Core has incurred and expects to continue to incur significant land development expenditures in both Tradition, Florida and in Tradition Hilton Head. Tradition Hilton Head is in the early stage of the master-planned community’s development cycle and significant investments have been made and will be required in the future to develop the community infrastructure. Sales in Tradition Hilton Head have been limited to golf course lots sold to various builders and an intercompany land sale in December 2006. Recent investments in Tradition, Florida have been primarily to build infrastructure to support the master-planned community and the sale of various commercial land parcels. The current investment in land and development, as well as property and equipment has been financed primarily through a combination of secured borrowings, which totaled $212.0 million at December 31, 2008, and proceeds from bonds issued by community development districts and special assessment districts which support the development of infrastructure improvements while burdening the developed property with long-term tax assessments. This financing at December 31, 2008 consisted of district bonds totaling $218.7 million with approximately $130.5 million currently outstanding and approximately $82.4 million available to fund future development expenditures. These bonds are further discussed below in “Off Balance Sheet Arrangements and Contractual Obligations”. We expect that the availability of tax-exempt bond financing to fund infrastructure development at our master-planned communities could be adversely affected by the disruptions in credit markets, including the municipal bond market, by general economic conditions and by fluctuations in the real estate market. If we are not able to access this type of financing, we would pursue substitute financing, which may not be available on favorable terms, or at all. If we are not able to obtain financing for infrastructure development, we would be forced to use our own funds or delay development activity at our master-planned communities.

Real Estate Development
(Woodbridge)
          In July 2008, Core refinanced $9.1 million of construction loans. The new loan has an interest rate of 30-day LIBOR plus 210 basis points or Prime Rate (current rate at December 31, 2008 was Prime Rate of 3.25%) and a maturity date of July 2010 with a one year extension subject to certain conditions.
          Core’s loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. Core was subject to provisions in one of its loan agreements collateralized by land in Tradition Hilton Head that require additional principal payments, known as curtailment payments, in the event that actual sales are below the contractual requirements. A curtailment payment of $14.9 million relating to Tradition Hilton Head was paid in January 2008. In June 2008, Core modified this loan agreement, terminating the revolving feature of the loan and reducing an approximately $19 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008. The loan was further modified in December 2008, reducing the loan to $25 million, eliminating the curtailment requirements, extending the loan to February 2012 and increasing the interest rate to Prime Rate plus 1%, with a floor of 5.00% (the interest rate was 5% as of December 31, 2008) and the establishment of an interest reserve classified as restricted cash.
          The loans, which provide the primary financing for Tradition, Florida and Tradition Hilton Head, have annual appraisal and re-margining requirements. These provisions may require Core, in circumstances where the value of the real estate collateralizing these loans declines, to pay down a portion of the principal amount of the loan to bring the loan within specified minimum loan-to-value ratios. Accordingly, should land prices decline, reappraisals could result in significant future re-margining payments. Additionally, the loans which provide the primary financing for the commercial leasing projects contain certain debt service coverage ratio covenants. If net operating income from these projects falls below levels necessary to maintain compliance with these covenants, Core would be required to make principal curtailment payments sufficient to reduce the loan balance to an amount which would bring Core into compliance with the requirement, and these curtailment payments could be significant.
          In January of 2009, Core was advised by one of its lenders that they had received an external appraisal on the land that serves as collateral for a development mortgage note payable with an outstanding balance of $86.9 million at December 31, 2008. The appraised value would suggest the potential for a remargining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting their internal review procedures of the appraisal, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and until such time as there is final conclusion on the part of the lender, the amount of a possible re-margin, if any, is not determinable.
          All of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. At December 31, 2008, Core was in compliance with these financial covenants; however, there is no assurance that Core will remain in compliance in future periods. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to payment of its debt and reduce its ability to use its cash to fund operations or investments. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or seek other funds, which may not be available on attractive terms, if at all. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land. While funding from Woodbridge is a possible source of liquidity, Woodbridge is under no obligation to provide funding to Core and there can be no assurance that it will do so.
          Given the overall condition of the homebuilding industry in Florida and the current oversupply of single-family residential land in the St. Lucie market, we do not expect any meaningful single-family residential land sales by Core in the near future. Management efforts will be focused on commercial and other land sales in Florida and Hilton Head. Core’s business may not generate sufficient cash flow from operations, and future borrowings may not be available under its existing credit facilities or any other financing sources in an amount sufficient to enable Core to service its indebtedness, or to fund its other liquidity needs. We may need to refinance all or a portion of Core’s debt on or before maturity, which we may not be able to do on favorable terms or at all. Recent disruptions in the

Real Estate Development
(Woodbridge)
credit and capital markets could make it more difficult for us to obtain financing than in prior periods. Core’s obligations are independent of the Parent Company and the Parent Company is not legally obligated to support Core.
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
          Core’s bond financing at December 31, 2008 and 2007 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $130.5 million and $82.9 million, respectively. Further, at December 31, 2008 and 2007, there was approximately $82.4 million and $129.5 million, respectively, available under these bonds to fund future development expenditures. Bond obligations at December 31, 2008 mature in 2035 and 2040. As of December 31, 2008, Core Communities owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the years ended December 31, 2008, 2007 and 2006, Core recorded approximately $584,000, $1.3 million and $1.7 million, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. Accordingly, if the current adverse conditions in the homebuilding industry do not improve and Core is forced to hold its land inventory longer than originally projected, Core would be forced to pay a higher portion of annual assessments on property which is subject to assessments. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, we record a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At December 31, 2008 and 2007, the liability related to developer obligations was $3.3 million and is included in the accompanying consolidated statement of financial condition as of December 31, 2008 and 2007, and includes amounts associated with Core’s ownership of the property.
          We entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. Our liability under the indemnity agreement was limited to the amount of any distributions from the joint venture which exceeds our original capital and other contributions. Levitt Commercial owned a 20% interest in Altman Longleaf, LLC, which owned a 20% interest in this joint venture. This joint venture developed a 298-unit apartment complex in Melbourne, Florida. An affiliate of our joint venture partner was the general contractor. Construction commenced on the development in 2004 and was completed in 2006. Our original capital contributions totaled approximately $585,000 and we have received approximately $1.2 million in distributions since 2004. In December 2008, our interest in the joint venture was sold and we received approximately $182,000 as a result of the sale. Accordingly, we were released from any potential obligation of indemnity which may have arisen in connection with the joint venture.

Real Estate Development
(Woodbridge)
          The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Payments due by period
		Less than	13 - 36	37 - 60	More than
Category (1)	Total	12 Months	Months	Months	60 Months
Long-term debt obligations (2)	$349,952	3,567	197,233	27,574	121,578
Interest payable on long-term debt	244,269	18,140	31,476	18,855	175,798
Operating lease obligations	3,797	1,279	1,062	386	1,070
Severance related termination obligations	129	129	—	—	—
Independent contractor agreements	681	681	—	—	—

Total obligations	$598,828	23,796	229,771	46,815	298,446

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable. Interest payable on these long-term debt obligations is the interest that will be incurred related to the outstanding debt. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion.

(2)	In addition to the above scheduled payments, Core’s borrowing agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt or upon a reappraisal of the underlying collateral if declines in value cause the loan to exceed maximum loan to value ratios. In addition, Core is subject to provisions in its borrowing agreements that require additional principal payments, known as curtailment payments, in the event that sales are below those agreed to at the inception of the borrowing. Total curtailment payments during 2008 amounted to $19.9 million, consisting of a $14.9 million curtailment payment which was paid in January 2008 and an additional $5 million curtailment payment which was paid in June 2008. Additionally, certain borrowings may require increased principal payments on our debt obligations due to re-margining requirements.
          In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
          Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), has an existing advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. The initial term of the agreement terminates on December 31, 2013; provided, however, that upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement at any time. Required cumulative payments under the agreement through December 31, 2013 are approximately $923,000 and are included under “Operating lease obligations” in the table above.
          We have future obligations relating to the termination of facilities associated with property and equipment leases that we had entered into that were no longer providing a benefit to us, as well as termination fees related to contractual obligations we cancelled. As of December 31, 2008, these obligations amounted to $640,000 and are included under “Operating lease obligations” in the table above.
          At December 31, 2008 and 2007, we had outstanding surety bonds and letters of credit of approximately $8.2 million and $7.1 million, respectively, related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $5.0 million of work remains to complete these improvements. We do not believe that any outstanding bonds or letters of credit will likely be drawn upon.
          In the ordinary course of business we sell land to third parties where obligations exist to complete site

Real Estate Development
(Woodbridge)
development and infrastructure improvements subsequent to the sale date. Future development and construction obligations amount to $5.2 million at December 31, 2008, which are expected to be incurred over the next two years. The timing of future development will depend on factors such as the timing of future sales, demographic growth rates in the areas in which these obligations occur and the impact of any future deterioration or improvement in the local real estate market.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. As of December 31, 2008 and 2007, we had $1.1 million and $1.8 million, respectively, in surety bonds accruals at Woodbridge related to certain bonds which management considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the year ended December 31, 2008, Woodbridge performed under its indemnity agreements and reimbursed the surety $532,000 while no reimbursements were made in 2007. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts well in excess of the $1.1 million accrual. It is considered unlikely that Woodbridge will receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral against a portion of the $11.7 million surety bonds exposure in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. We believe that the municipality does not have the right to demand payment under the bonds and we initiated a lawsuit against the municipality and do not believe that a loss is probable. Accordingly, we did not accrue any amount related to this claim as of December 31, 2008. Since claims were made on the bonds, the surety requested that Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality and we have complied with that request.
          On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of approximately $2.2 million during the year ended December 31, 2008. For the year ended December 31, 2008, the Company paid approximately $4.1 million in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. At December 31, 2008, $129,000 was accrued to be paid with respect to this employee fund and the severance accrual for our other employees and is included under “Severance related termination obligations” in the table above.
          The independent contractor related expense relates to two contractor agreements entered into with former Levitt and Sons employees. The agreements were for past and future consulting services. The total commitment related to these agreements included under “Independent contractor agreements” in the table above was $681,000 as of December 31, 2008 and will be paid monthly through 2009. The expense associated with these arrangements is included in selling, general and administrative expenses for the Other Operations segment for the years ended December 31, 2008 and 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
BFC
          Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk.
          Because BankAtlantic Bancorp and Woodbridge are consolidated in the Company’s financial statements, a significant change in the market price of their stock would not directly impact the Company’s financial results, but would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and the market prices of BankAtlantic Bancorp and Woodbridge common stock are important to the valuation and financing capability of BFC. BFC also owns 800,000 shares in Benihana Series B Convertible Preferred Stock for which no market is available. The ability to realize or liquidate this investment will depend on future market and economic conditions and the ability to register the shares of Benihana’s Common Stock in the event that BFC’s investment in Benihana’s Series B Convertible Preferred stock is converted, all of which are subject to significant risk. At December 31, 2008, the closing price of Benihana’s Common Stock was $2.10 per share. The market value of the Convertible Preferred Stock if converted at December 31, 2008 would have been approximately $3.3 million. During the quarter ended December 31, 2008, the Company performed an impairment review of its investment in Benihana Convertible Preferred Stock to determine if an impairment adjustment was needed.  Based on the evaluation and the review of various qualitative and quantitative factors the Company determined that there was an other-than-temporary decline of approximately $3.6 million, and accordingly, the investment was written down to its fair value of approximately $16.4 million (See Note 12 for further information).
BankAtlantic Bancorp
          BankAtlantic Bancorp’s primary market risk is interest rate risk.
          The amount of BankAtlantic’s interest earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of December 31, 2008
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$221,281	127,914	65,996	236,071	651,262
Hybrids ARM less than 5 years	64,444	40,703	6,118	—	111,265
Hybrids ARM more than 5 years	441,458	274,155	201,044	261,715	1,178,372
Commercial loans	989,437	138,406	110,131	130,512	1,368,486
Small business loans	207,950	83,499	26,676	8,155	326,280
Consumer	712,714	7,578	4,626	21,730	746,648

Total loans	2,637,284	672,255	414,591	658,183	4,382,313

Investment securities
Mortgage backed securities	210,711	133,679	79,576	263,626	687,592
Taxable investment securities	75,412	250	—	12,761	88,423
Tax certificates	213,534	—	—	—	213,534

Total investment securities	499,657	133,929	79,576	276,387	989,549

Total interest earning assets	3,136,941	806,184	494,167	934,570	5,371,862

Total non-earning assets	—	—	—	341,828	341,828

Total assets	$3,136,941	806,184	494,167	1,276,398	5,713,690

Total interest bearing liabilities	$2,949,420	658,713	243,834	1,368,893	5,220,860
Non-interest bearing liabilities	—	—	—	492,830	492,830

Total non-interest bearing liabilities and equity	$2,949,420	658,713	243,834	1,861,723	5,713,690

GAP (repricing difference)	$187,521	147,471	250,333	(434,323)
Cumulative GAP	$187,521	334,992	585,325	151,002
Repricing Percentage	3.28%	2.58%	4.38%	-7.60%

Cumulative Percentage	3.28%	5.86%	10.24%	2.64%

1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.

          BankAtlantic’s residential loan portfolio includes $979.6 million of interest-only loans. These loans are scheduled to reprice as follows (in thousands):

Year Ending December 31,	Amount (1)
2009	$44,835
2010	41,413
2011	85,408
2012	81,191
2013	163,330
Thereafter	563,436

Total interest only loans	$979,613

(1)	The above table assumes no prepayments.
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
          In assessing the interest rate risk during 2008 certain assumptions were utilized in preparing the following table. These assumptions related to:

•	Interest rates,

•	Loan prepayment rates,

•	Deposit decay rates,

•	Re-pricing of certain borrowings, and

•	Reinvestment in earning assets.
          The prepayment assumptions used in the model were:

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
          Presented below is an analysis of BankAtlantic’s estimated net interest income over a twelve month period calculated utilizing its model (dollars are in thousands):

As of December 31, 2008
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$191,139	-3.99%
+100 bp	198,441	-0.32%
0	199,086	—
-100 bp	196,893	-1.10%
-200 bp	193,138	-2.99%

As of December 31, 2007
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$187,031	-7.96%
+100 bp	198,147	-2.38%
0	202,876	—
-100 bp	203,331	0.23%
-200 bp	204,354	0.74%
          BankAtlantic Bancorp has $294.2 million of outstanding junior subordinated debentures of which $237.1 million bear interest at variable interest rates and adjust quarterly and $57.1 million bear interest at an 8.5% fixed rate. As of December 31, 2008, $263.2 million of the junior subordinated debentures are callable and $30.9 million are callable in 2012.
Woodbridge
          Woodbridge is subject to interest rate risk on its long-term debt. At December 31, 2008, Woodbridge had $244.5 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $102.2 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on Woodbridge’s variable rate debt from changes in interest rates may affect its earnings and cash flows but would generally not impact the fair value of such debt except to the extent of the change in credit spreads. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not results of operations or cash flow.
          Woodbridge is subject to equity pricing risks associated with its investments in Bluegreen and Office Depot. The value of these securities will vary based on the results of operations and financial condition of these investments, the general liquidity of Bluegreen and Office Depot common stock and general equity market conditions. The trading market for the shares of these investments may not be liquid enough to permit Woodbridge to sell its common stock in these investments without adversely impacting the market price of these shares, assuming that Woodbridge is able to sell them at all.

          The table below sets forth Woodbridge’s debt obligations, principal payments by scheduled maturity, weighted-average interest rates and estimated fair market value as of December 31, 2008 (dollars in thousands):

								Fair Market
								Value at
	Payments due by year							December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008
Fixed rate debt:
Notes and mortgage payable (a)	723	561	573	504	499	99,332	102,192	28,384
Average interest rate	8.09%	8.11%	8.12%	8.13%	8.14%	8.15%	8.12%

Variable rate debt:
Notes and mortgage payable (a)	2,797	8,102	187,895	25,751	707	19,217	244,469	227,145
Average interest rate	4.04%	4.04%	4.07%	5.39%	5.86%	5.86%	4.22%

Total debt obligations	3,520	8,663	188,468	26,255	1,206	118,549	346,661	255,529

(a)	Fair value calculated using current estimated borrowing rates.
          Assuming the variable rate debt balance of $244.5 million outstanding at December 31, 2008 (which does not include approximately $85.1 million of initially fixed-rate obligations which will not become floating rate during 2009) was to remain constant, each one percentage point increase in interest rates would increase the interest payable by Woodbridge by approximately $2.2 million per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BFC FINANCIAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Bluegreen Corporation
The financial statements of Bluegreen Corporation, which is considered a significant investee, are required to be included in this report. The financial statements of Bluegreen Corporation for the three years ended December 31, 2008, including the Report of Bluegreen’s Independent Registered Certified Public Accounting Firm, Ernst & Young LLP, are included as exhibit 99.1 to this report.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of
BFC Financial Corporation
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive loss, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Bluegreen Corporation, an approximate 31 percent-owned equity investment of the Company which reflects a net investment totaling $115.1 million and $116.0 million at December 31, 2008 (prior to an other-than-temporary impairment recorded by the Company, net of amortization of basis difference, of $85.3 million) and 2007, respectively, and equity in the net earnings (loss) of approximately ($154,000) (prior to the amortization of basis difference of $13.9 million), $10.3 million and $9.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The financial statements of Bluegreen Corporation were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
As discussed in Notes 1, 30 and 37, on November 9, 2007 (the “Petition Date”), Levitt and Sons, LLC (“Levitt and Sons”) and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida. As a result, Levitt and Sons was deconsolidated from Woodbridge Holdings Corporation

(formerly Levitt Corporation), a subsidiary of the Company, as of the Petition Date and has been prospectively reported as a cost method investment. On the Petition Date, Levitt and Sons had total assets of approximately $373 million, total liabilities of $480 million, and a net shareholder’s deficit of $107 million.
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
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$247,760	326,524
Federal funds sold and other short-term investments	31,177	5,631
Restricted cash	21,288	2,207
Securities available for sale and other financial instruments (at fair value)	722,698	926,307
Financial instruments accounted for at fair value	—	10,661
Investment securities at cost or amortized costs (fair value:$12,475 and $65,244)	12,008	60,173
Tax certificates, net of allowance of $6,064 in 2008 and $3,289 in 2007	213,534	188,401
Federal Home Loan Bank stock, at cost which approximates fair value	54,607	74,003
Residential loans held for sale at lower of cost or fair value	3,461	4,087
Loans receivable, net of allowance for loan losses of $137,257 in 2008 and $94,020 in 2007	4,314,184	4,524,451
Accrued interest receivable	41,817	46,271
Real estate held for development and sale	268,763	270,229
Real estate owned	19,045	17,216
Investments in unconsolidated affiliates	41,386	128,321
Properties and equipment, net	315,347	360,889
Goodwill	20,782	70,490
Other intangible assets, net	24,204	5,396
Deferred tax asset, net	—	16,330
Other assets	43,521	76,846

Total assets	$6,395,582	7,114,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Interest bearing	$3,184,677	3,129,194
Non-interest bearing	741,691	824,211

Total deposits	3,926,368	3,953,405
Advances from FHLB	967,491	1,397,044
Federal funds purchased and other short term borrowings	238,339	108,975
Securities sold under agreements to repurchase	41,387	50,930
Subordinated debentures, mortgage notes payable and mortgage-backed bonds	287,772	295,421
Junior subordinated debentures	376,104	379,223
Loss in excess of investment in Woodbridge’s subsidiary	52,887	55,214
Other liabilities	118,784	131,234

Total liabilities	6,009,132	6,371,446

Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares; issued and outstanding 15,000 shares in 2008 and 0 in 2007, with a redemption value of $1,000 per share (See Note 34)	11,029	—

Noncontrolling interest	262,554	558,950

Commitments and contingencies

Shareholders’ equity:
Preferred stock of $ .01 par value; authorized 10,000,000 shares; 5% Cumulative Convertible Preferred Stock (5% Preferred Stock) authorized 15,000 shares; issued and outstanding 0 shares in 2008 and 15,000 shares in 2007	—	—
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 38,254,389 in 2008 and 38,232,932 in 2007	382	382
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,875,104 in 2008 and 6,876,081 in 2007	69	69
Additional paid-in capital	123,562	131,189
(Accumulated deficit) retained earnings	(8,848)	50,801

Total shareholders’ equity before accumulated other comprehensive (loss) income	115,165	182,441
Accumulated other comprehensive (loss) income	(2,298)	1,596

Total shareholders’ equity	112,867	184,037

Total liabilities and shareholders’ equity	$6,395,582	7,114,433

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Revenues
BFC Activities:
Interest and dividend income	$1,368	2,335	2,249
Securities activities, net	898	1,295	—
Other income	2,142	2,479	1,433

	4,408	6,109	3,682

Financial Services:
Interest and dividend income	314,538	371,633	367,177
Service charges on deposits	93,905	102,639	90,472
Other service charges and fees	28,959	28,950	27,542
Securities activities, net	2,039	8,412	9,813
Other income	10,130	9,159	12,742

	449,571	520,793	507,746

Real Estate Development:
Sales of real estate	13,837	410,115	566,086
Interest and dividend income	3,192	3,936	2,474
Securities activities, net	1,178	—	—
Other income	15,284	17,614	14,592

	33,491	431,665	583,152

Total revenues	487,470	958,567	1,094,580

Costs and Expenses
BFC Activities:
Employee compensation and benefits	8,793	10,932	9,407
Other expenses	3,346	4,083	2,963

	12,139	15,015	12,370

Financial Services:
Interest expense, net of interest capitalized	140,502	192,672	166,578
Provision for (recovery of) loan losses	159,801	70,842	8,574
Employee compensation and benefits	128,897	151,178	150,804
Occupancy and equipment	64,782	65,851	57,308
Advertising and promotion	16,335	20,002	35,067
Cost associated with debt redemption	1,238	—	1,457
Provision for tax certificates	7,286	300	300
Restructuring charges and exit activities	7,395	8,351	—
Impairment of goodwill	46,564	—	—
Impairment of real estate held for sale	1,169	5,240	—
Impairment of real estate owned	1,465	7,299	9
Other expenses	59,536	57,723	54,214

	634,970	579,458	474,311

Real Estate Development:
Cost of sales of real estate	12,838	573,241	482,961
Interest expense, net of interest capitalized	10,667	3,807	—
Selling, general and administrative expenses	49,246	116,918	120,017
Other expenses	—	3,929	3,677

	72,751	697,895	606,655

Total costs and expenses	719,860	1,292,368	1,093,336

Equity in earnings from unconsolidated affiliates	15,064	12,724	10,935
Impairment of unconsolidated affiliates	(96,579)	—	—
Impairment of investments	(15,548)	—	—

(Loss) income from continuing operations before income taxes and noncontrolling interest	(329,453)	(321,077)	12,179
Less: Provision (benefit) for income taxes	15,763	(69,012)	(530)
Less: Noncontrolling interest income (loss)	(272,711)	(218,165)	13,406

Loss from continuing operations	(72,505)	(33,900)	(697)
Discontinued operations, less noncontrolling interest and income tax provision (benefit) of $0 in 2008, $(3,471) in 2007 and $(8,957) in 2006	4,461	1,038	(1,524)
Extraordinary gain, less income tax of $0 in 2008 and $1,509 in 2007	9,145	2,403	—

Net loss	(58,899)	(30,459)	(2,221)
Preferred stock dividends	(750)	(750)	(750)

Net loss allocable to common stock	$(59,649)	(31,209)	(2,971)

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
(Loss) earnings per common share:
Basic loss per share from continuing operations	$(1.62)	(0.90)	(0.04)
Basic earnings (loss) per share from discontinued operations	0.10	0.03	(0.05)
Basic earnings per share from extraordinary gain	0.20	0.06	—

Basic loss per share	$(1.32)	(0.81)	(0.09)

Diluted loss per share from continuing operations	$(1.62)	(0.90)	(0.05)
Diluted earnings (loss) per share from discontinued operations	0.10	0.03	(0.05)
Diluted earnings per share from extraordinary gain	0.20	0.06	—

Diluted loss per share	$(1.32)	(0.81)	(0.10)

Basic weighted average number of common shares outstanding	45,097	38,778	33,249

Diluted weighted average number of common and common equivalent shares outstanding	45,097	38,778	33,249
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Net loss	$(58,899)	(30,459)	(2,221)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale	(2,004)	2,543	2,471
(Benefit) provision for income taxes	(1,229)	981	953

Unrealized gains (loss) on securities available for sale, net of tax	(775)	1,562	1,518

Unfunded pension liability	(4,799)	102	345
Provision for income taxes	—	39	133

Unfunded pension liability, net of tax	(4,799)	63	212

Unrealized (losses) gains associated with investment in unconsolidated affiliates	(476)	(12)	129
(Benefit) provision for income taxes	(184)	(5)	50

Unrealized (losses) gains associated with investment in unconsolidated affiliates, net of tax	(292)	(7)	79

Reclassification adjustments:
Realized net periodic pension income (costs)	74	35	(42)
Provision (benefit) for income taxes	—	14	(16)

Realized net periodic pension income (costs), net of tax	74	21	(26)

Net realized (gains) loss reclassified into net loss	1,898	(2,423)	(1,395)
(Benefit) for income taxes	—	(929)	(538)

Net realized gains reclassified into net loss, net of tax	1,898	(1,494)	(857)

Other comprehensive (loss) income, net of tax	(3,894)	145	926

Comprehensive loss	$(62,793)	(30,314)	(1,295)

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Shareholders’ Equity
For each of the years in the three year period ended December 31, 2008
(In thousands)

						Unearned		Accumulated
						Compen-		Other
						sation	(Accumulated)	Compre-
	Shares of Common		Class A	Class B	Additional	Restricted	Deficit	hensive
	Stock Outstanding		Common	Common	Paid-in	Stock	Retained	(Loss)
	Class A	Class B	Stock	Stock	Capital	Grants	Earnings	Income	Total
Balance, December 31, 2005	29,950	4,285	$278	41	97,223	(100)	85,113	525	183,080
Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”)	—	—	—	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	—	—	(2,221)	—	(2,221)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	926	926
Issuance of Common Stock, upon exercise of stock options	30	3,929	1	39	9,076	—	—	—	9,116
Retirement of Common Stock relating to exercise of stock options	(1,279)	(1,068)	(13)	(11)	(13,246)	—	—	—	(13,270)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	(16)	—	—	—	(16)
Cash dividends on preferred stock	—	—	—	—	—	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	—	—	973	—	—	—	973
Reversal of unamortized stock compensation related to restricted stock upon adoption of FAS 123 ( R)	—	—	—	—	(100)	100	—	—	—
Transfer of shares of Common Stock	55	(55)	—	—	—	—	—	—	—

Balance, December 31, 2006	28,756	7,091	$266	69	93,910	—	81,889	1,451	177,585
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	—	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	—	(30,459)	—	(30,459)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	145	145
Issuance of common stock, net of issuance costs	11,500	—	115	—	36,006	—	—	—	36,121
Issuance of common stock upon exercise of stock options and restricted stock	152	—	1	—	187	—	—	—	188
Cancelled shares of common stock upon merger. (See notes 32 and 33)	(2,163)	(227)	—	—	—	—	—	—	—
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	(101)	—	—	—	(101)
Cash dividends on preferred stock	—	—	—	—	—	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,187	—	—	—	1,187
Transfer of shares of Common Stock	(12)	12	—	—	—	—	—	—	—

Balance, December 31, 2007	38,233	6,876	$382	69	131,189	—	50,801	1,596	184,037
Net loss	—	—	—	—	—	—	(58,899)	—	(58,899)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	(3,894)	(3,894)
Issuance of restricted Class A Common Stock	120	—	—	—	—	—	—	—	—
Transfer of shares of Common Stock	1	(1)	—	—	—	—		—	—
Purchase and retirement of of Class A Common Stock	(100)	—	—	—	(54)	—	—	—	(54)
Net effect of subsidiaries’ capital transactions, net of taxes	—	—	—	—	2,398	—	—	—	2,398
Cash dividends on preferred stock	—	—	—	—	—	—	(750)	—	(750)
Re-classification of the 5% Preferred Stock to Redeemable Preferred stock (see Note 34)	—	—	—	—	(11,029)	—	—	—	(11,029)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,058	—	—	—	1,058

Balance, December 31, 2008	38,254	6,875	$382	69	123,562	—	(8,848)	(2,298)	112,867

See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(58,899)	(30,459)	(2,221)
Adjustment to reconcile net loss to net cash used in operating activities:
Extraordinary gain, net of taxes	(9,145)	(2,403)	—
Noncontrolling interest	(272,711)	(218,165)	13,406
Provision for loan losses	168,552	78,441	8,883
Restructuring charges, impairments and exit activities	8,564	13,591	—
Impairment of inventory and long lived assets	3,605	227,412	38,328
Cumulative effect adjustment before noncontrolling interest	—	700	(1,899)
Depreciation, amortization and accretion, net	28,389	23,693	31,845
Share-based compensation expense	3,821	9,386	9,291
Tax benefits from share-based compensation	—	(1,265)	(3,719)
Securities activities, net	(4,116)	(9,707)	(9,795)
Net losses (gains) on sales of real estate owned, loans and office properties and equipment	(2,448)	201	(5,079)
Net gain on sale of Ryan Beck Holdings, Inc.	—	(2,175)	—
Originations and repayments of loans held for sale, net	(59,323)	(90,745)	(93,887)
Proceeds from sales of loans held for sale	53,564	96,470	87,793
Equity in earnings from Bluegreen	(13,696)	(10,275)	(9,445)
Equity in earnings from unconsolidated affiliates	(323)	(115)	—
Impairment of unconsolidated affiliates	96,579	—	—
Impairment of investments	15,548	—	—
Impairment of goodwill	46,564	—	—
Deferred income tax provision (benefit)	50,260	(44,024)	(20,625)
Net losses (gains) associated with debt redemption	1,238	—	(71)
Increase in forgivable notes receivable, net	—	(673)	(6,111)
(Increase) decrease in real estate held for development and sale	(8,582)	27,006	(259,629)
(Increase) decrease in securities owned, net	—	(23,855)	67,910
Increase (decrease) securities sold but not yet purchased	—	28,419	(3,770)
Decrease (increase) in accrued interest receivable	4,454	1,405	(6,183)
Decrease (increase) in other assets	15,584	(12,204)	(6,465)
Increase (decrease) in due to clearing agent	—	9,657	(40,115)
Decrease in customer deposits	(123)	(23,974)	(8,990)
Decrease in other liabilities	(30,858)	(45,712)	(21,058)

Net cash provided by (used in) operating activities	36,498	630	(241,606)

(continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Investing activities:
Proceeds from redemption and maturity of investment securities and tax certificates	$349,397	208,345	199,482
Purchase of investment securities and tax certificates	(377,983)	(211,402)	(236,962)
Purchase of securities available for sale	(288,241)	(682,231)	(143,272)
Proceeds from sales and maturities of securities available for sale	541,381	719,898	181,444
Decrease (increase) in restricted cash	(19,081)	(1,576)	651
Purchases of FHLB stock	(47,655)	(22,725)	(49,950)
Redemption of FHLB stock	67,051	28,939	39,664
Distributions from unconsolidated subs	3,189	8,186	5,303
Investments in unconsolidated subsidiaries	(66)	(6,863)	(10,323)
Net repayments (purchases and originations) of loans	23,285	(2,173)	(106,123)
Proceeds from the sale of loans receivable	10,100	—	—
Additions to real estate owned	(19)	(2,011)	—
Proceeds from sales of real estate owned	3,810	2,252	4,382
Proceeds from sales of property and equipment	6,693	969	2,055
Purchases of office property and equipment, net	(12,648)	(103,033)	(121,680)
Net cash outflows from the sale of Central Florida stores	(4,491)	—	—
Equity securities received from Ryan Beck Holdings, Inc. earnout	(11,309)	—	—
Deconsolidation of Woodbridge’s subsidiary cash balance	—	(6,387)	—
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	2,628	—
Acquisition in Pizza Fusion Class B preferred shares	(3,000)	—	—
Acquisition of BankAtlantic Bancorp Class A shares	(3,925)	—	—
Acquisition of Woodbridge Class A shares	—	(33,205)	—

Net cash (used in) provided by investing activities	$236,488	(100,389)	(235,329)

Financing activities:
Net increase in deposits	$(3,482)	86,369	114,360
Prepayments of FHLB advances	(694,363)	—	—
Net proceeds (repayments) of FHLB advances	262,808	(120,000)	233,656
Net decrease in securities sold under agreements to repurchase	(9,543)	(45,456)	(13,403)
Net increase (decrease) in federal funds purchased	129,364	76,949	(107,449)
Repayments of secured borrowings	—	—	(26,516)
Prepayment of notes and bonds payable	(2,751)	—	—
Repayment of notes and bonds payable	(32,055)	(162,213)	(216,891)
Proceeds from notes and bonds payable	27,522	236,839	384,732
Issuance of junior subordinated debentures	—	30,929	30,928
Payments for debt issuance costs	(518)	(1,695)	(3,043)
Capital contributions in managed fund by investors	—	—	2,905
Capital withdrawals in managed fund by investors	—	—	(4,203)
Excess tax benefits from share-based compensation	—	1,265	3,719
Proceeds from the issuance of BFC Class A Common Stock, net of issuance costs	—	36,121	—
Proceeds from the exercise of stock options	—	187	—
Preferred stock dividends paid	(750)	(750)	(750)
Purchase and retirement of Class A common stock	(54)	—	—
Purchase and retirement of Woodbridge common stock	(1,439)	—	—
Purchase and retirement of BankAtlantic Bancorp Class A common stock	—	(53,769)	—
Proceeds from the issuance of Woodbridge Class A common stock, net of issuance costs	—	152,651	—
Payment of the minimum withholding tax upon the exercise of stock options	—	—	(6,871)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	103	2,449	1,479
Purchase of subsidiary common stock	—	—	(7,833)
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(636)	(5,746)	(7,592)
Woodbridge common stock dividends paid to non-BFC shareholders	—	(330)	(1,322)
Distribution from venture partnership to minority holders	(410)	—	—

Net cash (used in) provided by financing activities	(326,204)	233,800	375,906

Increase (decrease) in cash and cash equivalents	(53,218)	134,041	(101,029)
Cash and cash equivalents at beginning of period	332,155	201,123	305,437
Cash and cash equivalents of discontinued assets held for sale at disposal date	—	(6,294)	—
Cash and cash equivalents of discontinued assets held for sale	—	3,285	(3,285)

Cash and cash equivalents at end of period	$278,937	332,155	201,123

(continued)
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Supplemental cash flow information:
Interest on borrowings and deposits	$153,168	197,157	167,430
Income taxes (refunded) paid	(44,100)	5,409	39,770
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	7,208	2,528	23,728
Securities held-to-maturity transferred to securities available for sale	—	203,004	—
Long-lived assets held-for-use transferred to assets held for sale	—	13,704	—
Securities purchased pending settlement	—	18,926	—
Decrease in additional paid in capital from the re-classification of the 5% Preferred Stock to Redeemable Preferred stock (see Note 34)	11,029	—	—
Decrease in inventory from the reclassification to to property and equipment	—	2,859	8,412
Reduction in loan participations sold accounted for as secured borrowings	—	—	111,754
Exchange branch facilities	—	—	2,350
Increase (decrease) in accumulated other comprehensive income, net of taxes	(3,894)	145	926
Net decrease in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	2,398	(101)	(16)
Issuance and retirement of BFC Class A Common Stock accepted as consideration for the exercise price of stock options	—	—	4,154
Increase in deferred tax liability due to cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see Note 25)	—	121	—
See accompanying notes to consolidated financial statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
1.	Organization and Summary of Significant Accounting Policies
Organization and Business
          BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company whose major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) and Woodbridge Holdings Corporation (formerly Levitt Corporation) and its wholly-owned subsidiaries (“Woodbridge”) and a noncontrolling interest in Benihana, Inc. (“Benihana”), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
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
          In September 2008, BankAtlantic Bancorp and Woodbridge each completed a one-for-five reverse split of its common stock. Where appropriate, amounts throughout this document have been adjusted to reflect the reverse stock splits effected by BankAtlantic Bancorp and Woodbridge. The reverse stock splits did not impact the Company’s proportionate equity interest or voting rights in BankAtlantic Bancorp or Woodbridge. BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of December 31, 2008 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock (1)	2,389,697	23.30%	12.35%
Class B Common Stock	975,225	100.00%	47.00%
Total	3,364,922	29.96%	59.35%
Woodbridge Holdings Corporation
Class A Common Stock (2)	3,735,392	22.43%	11.89%
Class B Common Stock	243,807	100.00%	47.00%
Total	3,979,199	23.55%	58.89%

(1)	In August 2008 and December 2008, BFC purchased an aggregate of 400,000 shares and 323,848 shares, respectively, of BankAtlantic Bancorp’s Class A common stock on the open market for an aggregate purchase price of $2.8 million and $1.1 million, respectively. BFC’s August 2008 and December 2008 acquisitions of BankAtlantic Bancorp’s Class A common stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 3.6% in August 2008 and 2.9% in December 2008 and increased BFC’s voting interest by approximately 2.1% in August 2008 and 1.6% in December 2008. The acquisitions of additional shares of BankAtlantic Bancorp have been accounted for as step acquisitions under the purchase method of accounting. See Note 2 for further information.

(2)	BFC’s percentage of vote includes 1,229,117 shares of Woodbridge’s Class A Common Stock which BFC had previously agreed not to vote (except in limited circumstances) pursuant to a letter agreement requested by Woodbridge in connection with the listing of its shares on the NYSE.
          On December 1, 2008, the Company was notified by the NYSE Arca, Inc. that its Class A Common Stock was suspended from trading on the NYSE Arca because the market value of its publicly held shares had fallen below the NYSE Arca’s continued listing requirement for a consecutive 30 trading-day period. As a result, the Company’s Class A Common Stock was suspended from trading on the NYSE Arca prior to the opening of the market on

BFC Financial Corporation
Notes to Consolidated Financial Statements
December 9, 2008. Since, December 9, 2008, BFC’s Class A Common Stock is quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the ticker symbol “BFCF.PK”.
          BankAtlantic Bancorp is a unitary savings bank holding company organized under the laws of the State of Florida. BankAtlantic Bancorp’s principal asset is its investment in BankAtlantic and its subsidiaries. BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. At December 31, 2008, BankAtlantic operated through a network of over 100 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.
          On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary of BankAtlantic Bancorp engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the consolidated statements of operations.
          Woodbridge historically has been engaged in real estate development activities in the Southeastern United States. While Woodbridge’s operations were primarily within the real estate industry, Woodbridge’s current business strategy includes the pursuit of investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities.
          In 2008, Woodbridge engaged in business activities through the Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through the Woodbridge Other Operations segment (“Woodbridge Other Operations”), which includes the other operations of Woodbridge, such as the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding in South Carolina prior to the suspension of those activities during the fourth quarter of 2008, and other investment activities through Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). An equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”) are also included in the Woodbridge Other Operations segment.
          In October 2007, Woodbridge acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak for the following consideration: (i) the assumption of the outstanding principal balance of a loan in the amount of $34.1 million which is collateralized by a 150 acre parcel of land owned by Carolina Oak located in Tradition Hilton Head, (ii) the execution of a promissory note in the amount of $400,000 to serve as a deposit under a purchase agreement between Carolina Oak and Core Communities of South Carolina, LLC and (iii) the assumption of specified payables in the amount of approximately $5.3 million. The principal asset of Carolina Oak is a 150 acre parcel of land located in Tradition Hilton Head.
          Prior to November 9, 2007, Woodbridge also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”), which comprised Woodbridge’s Homebuilding Division. The Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. Acquired in December 1999, Levitt and Sons was a developer of single family homes and townhome communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida ( the” Bankruptcy Court”). In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations. Since Levitt and Sons’ results are no longer consolidated and Woodbridge believes that it is not probable that it will be obligated to fund future operating losses at Levitt and Sons, any adjustments reflected in Levitt and Sons’ financial statements subsequent to November 9, 2007 are not expected to affect the results of operations of Woodbridge.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Liquidity
          Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Woodbridge are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. During the years ended December 31, 2008, 2007 and 2006, BFC has incurred operating cash flow deficits which have been financed with available working capital. BFC expects to meet its short-term liquidity requirements generally through existing cash balances and cash dividends from Benihana. The Company anticipates that it will meet its long-term liquidity needs through long-term secured and unsecured indebtedness, future issuances of equity and/or debt securities, and, if necessary, the sale of assets. However, current economic and financial market conditions and the Company’s recent delisting from the NYSE could make it more difficult for BFC to obtain financing or raise capital.
          BankAtlantic’s liquidity depends on its ability to maintain or increase deposit levels and availability under its lines of credit, federal funds, Treasury and Federal Reserve programs. Additionally, interest rate changes or disruptions in the capital markets may make terms of the borrowings and deposits less favorable. As a result, there is a risk that BankAtlantic’s cost of fundings will increase. As of December 31, 2008, BankAtlantic had available unused borrowings of approximately $1.0 billion in connection with its FHLB line of credit, federal funds lines, and Treasury and Federal Reserve programs. However, such available borrowings are subject to periodic reviews and may be terminated or limited at any time.
          As of December 31, 2008, BankAtlantic was considered a “well capitalized” institution with actual capital amounts and ratios exceeding all “well capitalized” amounts and ratios. However, the OTS, at its discretion can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that BankAtlantic will continue to be deemed “well capitalized”, that additional capital will not be necessary, or that BankAtlantic would be successful in raising additional capital in subsequent periods. An inability to raise capital or to maintain “well capitalized” status could have a material adverse impact on BankAtlantic Bancorp’s and BFC’s financial condition and results.
Summary of Significant Accounting Policies
          The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.
          Use of Estimates — In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, evaluation of goodwill, intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other than temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue recognition on percent complete projects, determination of the valuation of real estate assets and impairment, estimated costs to complete construction, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the current tax liability in accordance with FIN 48, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, contingencies and litigation, and accounting for share-based compensation.
          Consolidation Policy — The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, all of the accounts in which the Company has a controlling voting interest, including BankAtlantic Bancorp and Woodbridge, and Variable Interest Entities (“VIEs”) required to be consolidated in accordance with Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN No. 46”), or has controlling interest in accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”) and Emerging Issues Task Force No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF No. 04-5”). Levitt and Sons is no longer a consolidated entity as described below. No gains and losses are recorded on the issuance of the Company’s subsidiaries’ common stock. All significant inter-company accounts and transactions

BFC Financial Corporation
Notes to Consolidated Financial Statements
have been eliminated among consolidated entities.
          In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from its financial results of operations, and, as described above, Woodbridge accounts for any remaining investment in Levitt and Sons as a cost method investment.
          In 2008, Woodbridge, through its wholly-owned subsidiary, Woodbridge Equity Fund II LP, made a $3 million investment in Pizza Fusion. Pizza Fusion was determined to be a VIE under the provisions of FIN No. 46(R) and Woodbridge Equity Fund II, LP was determined to be the primary beneficiary, therefore, Woodbridge consolidated Pizza Fusion into its consolidated financial statements as of September 18, 2008.
          In the ordinary course of its business, Woodbridge has entered into contracts to purchase land held for development, including option contracts. Option contracts allow Woodbridge to control significant positions with minimal capital investment and substantially reduce the risks associated with land ownership and development. The liability for nonperformance under such contracts is typically only the required non-refundable deposits, but Woodbridge does not have legal title to these assets. However, if certain conditions are met, under the requirements of FIN No. 46(R), Woodbridge’s non-refundable deposits in these land contracts may create a variable interest, with Woodbridge being identified as the primary beneficiary. If these conditions are met, FIN No. 46(R) requires Woodbridge to consolidate VIEs holding the asset to be acquired at its fair value.  At December 31, 2008 and 2007, there were no non-refundable deposits under contracts, and in place to acquire land.
          Reclassifications — Certain amounts for prior years have been reclassified to conform to classifications used in 2008.
          In June 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects (the “Projects”). As the criteria for assets held for sale had been met in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets were reclassified to assets held for sale and the liabilities related to those assets were reclassified to liabilities related to assets held for sale in prior periods. The results of operations for these assets were reclassified as discontinued operations in the third quarter of 2007 and Woodbridge ceased recording depreciation expense on these Projects. During the fourth quarter of 2008, Woodbridge determined that given the difficulty in predicting the timing or probability of a sale of the assets associated with the Projects as a result of, among other things, the economic downturn and disruptions in credit markets, the requirements of SFAS No. 144 necessary to classify these assets as held for sale and to be included in discontinued operations were no longer met and Woodbridge could not assert the Projects can be sold within a year.  Therefore, the results of operations for these Projects were reclassified for the three years ending December 31, 2008 back into continuing operations in the consolidated statements of operations. In accordance with SFAS No. 144, Woodbridge recorded a depreciation recapture of $3.2 million at December 31, 2008 to account for the depreciation not recorded while the assets were classified as discontinued operations.  Woodbridge compared the net carrying amount of the asset, after taking into account the adjustment for depreciation recapture, to the fair value at the date of the subsequent decision not to sell and determined that the adjusted net carrying value was less than the fair value on the date of the reclassification. Total assets and liabilities related to the Projects were $92.8 million and $76.1 million, respectively, for the year ended December 31, 2008 and $96.3million and $80.1 million, respectively, for the year ended December 31, 2007. In addition, total revenues related to the Projects for the years ended December 31, 2008, 2007 and 2006 were $8.7 million, $4.7 million and $1.8 million, respectively, while income (loss), net of noncontrolling interest, related to the Projects for the same period in 2008, 2007 and 2006 was $761,000, $201,000 and $(1,000), respectively.
          Loss in excess of investment in Levitt and Sons – Under Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements” (“ARB No. 51”), consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the bankruptcy court, rather than the majority owner. As described elsewhere in this report, Levitt and Sons, our wholly-owned subsidiary, declared bankruptcy on November 9, 2007. Therefore, in accordance with ARB No. 51, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations, and Woodbridge now follows the cost method of

BFC Financial Corporation
Notes to Consolidated Financial Statements
accounting to record its interest in Levitt and Sons. Under cost method accounting, income will only be recognized to the extent of cash received in the future or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time, any recorded loss in excess of the investment in Levitt and Sons can be recognized into income. (See Notes 30 and 37 for further information regarding Levitt and Sons and the Chapter 11 Cases).
          Cash and Cash Equivalents — Cash equivalents consist of cash, demand deposits at financial institutions (other than BankAtlantic), federal funds sold, securities purchased under resell agreements, money market funds and other short-term investments with original maturities of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days. Cash and cash equivalents are held at various financial institutions and exceed federally insured amounts, however the Company has not experienced any losses on such accounts and management does not believe these concentrations to be a credit risk to the Company.
          Restricted Cash —Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other sales agreements. Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries and include the amounts reserved under the Levitt and Sons Settlement Agreement.
          Investment Securities at Cost or Amortized Costs — SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires the Company to designate its securities as held to maturity, available for sale, or trading, depending on the Company’s intent with regard to its investments at the time of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts. Certificate of deposits investments with original maturities of greater than three months and remaining maturities of less than one year are included in Investment Securities in the Company’s consolidated statements of financial condition.
          Debt securities not held to maturity and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, resulting from changes in fair value are recorded as a component of other comprehensive income (loss). Declines in the fair value of specific held to maturity and available for sale securities that are considered other than temporary result in write-downs that are recorded to securities activities, net in the Company’s consolidated statements of operations. The review for other-than-temporary declines takes into account the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
          Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in securities activities, net.
          Equity securities that do not have readily determinable fair values are carried at historical cost. These securities are evaluated for other than temporary declines in value, and, if impaired, the historical cost of the securities is reduced to its estimated fair value and the impairment is recognized.
          Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in securities activities, net.
          Financial instruments and derivatives — All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net in the consolidated statement of operations. If the Company elects hedge accounting, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s consolidated statements of operations. When it is

BFC Financial Corporation
Notes to Consolidated Financial Statements
determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Financial instruments represent warrants to acquire Stifel Common Stock and are accounted for as derivatives. There were no derivatives outstanding as of December 31, 2008.
          Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are carried at cost less allowance for tax certificates losses.
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
          Transfer of Loan Participations – BankAtlantic transfers participation rights in certain commercial real estate loans with servicing retained. These participation rights transfers are accounted for as loan sales when the transferred asset has been isolated from BankAtlantic and beyond the reach of BankAtlantic’s creditors, the transferee’s right to pledge or exchange the loan is not constrained and BankAtlantic does not have control over the loan. If the above criteria are not met, BankAtlantic accounts for the loan participation rights transfers as a secured borrowing.
          Impaired Loans — Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.
          Allowance for Loan Losses — The allowance for loan losses reflects management’s estimate of probable incurred credit losses in the loan portfolios. The allowance is the amount considered adequate to absorb losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.
          The allowance consists of two components. The first component of the allowance is for “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific reserve needs to be assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell if the loan is collateral dependent, or (3) observable market price.
          The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Management of BankAtlantic segregates homogenous loans into groups with certain common characteristics so as to form a basis for estimating losses as it relates to the group. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on charge-off history by loan type adjusted by an

BFC Financial Corporation
Notes to Consolidated Financial Statements
expected recovery rate. A reasonable time frame is selected for charge-off history in order to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (1) delinquency and charge-off levels and trends; (2) problem loans and non-accrual levels and trends; (3) lending policy and underwriting procedures; (4) lending management and staff; (5) nature and volume of portfolio; (6) economic and business conditions; (7) concentration of credit; (8) quality of loan review system; and (9) external factors. Based on an analysis of the above factors, a qualitative amount is assigned to each loan product.
          Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists well secured collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan may be placed on non-accrual status due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, delayed property sales or development schedules, declining loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, the Company may place a loan on non-accrual status even where payments of principal or interest are not currently in default. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis and the cost-recovery method is used for cash receipts on non-accrual loans without specific reserves. Interest income on non-accrual loans with specific reserves is recognized on a cash basis.
          Consumer non-mortgage loans that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to the collateral’s fair value less estimated selling costs.
          Real Estate Owned (“REO”) — REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired. Write-downs required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates. Expenditures for capital improvements are generally capitalized. Real estate acquired in settlement of loans or tax certificates is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.
          Impairment of Long Lived Assets – Long-lived assets consist of real estate inventory, property and equipment and other amortizable intangible assets.  In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in an amount by which the carrying amount of the asset exceeds the fair value of the asset.
          For projects representing land investments where homebuilding activity had not yet begun, valuation models are used as the best evidence of fair value and as the basis for the measurement. If the calculated project fair value is lower than the carrying value of the real estate inventory, an impairment charge is recognized to reduce the carrying value of the project to fair value.
          The assumptions developed and used by management to evaluate impairment are subjective and involve significant estimates, and are subject to increased volatility due to the uncertainty of the current market environment. As a result, actual results could differ materially from management’s assumptions and estimates and may result in material inventory impairment charges in the future.
          Long-lived assets to be abandoned are considered held and used until disposed. The carrying value of a long-lived asset to be abandoned is depreciated over its shortened depreciable life when the Company commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset if the carrying amount of the asset exceeds its

BFC Financial Corporation
Notes to Consolidated Financial Statements
fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less estimated selling costs and depreciation (amortization) ceases.
          Equity Method — The Company follows the equity method of accounting to record its interests in entities in which it does not own the majority of the voting stock and to record its investment in VIEs in which it is not the primary beneficiary.   These entities consist of Bluegreen Corporation, joint ventures and statutory business trusts. The statutory business trusts are VIEs in which the Company is not the primary beneficiary.  Under the equity method, the initial investment in a joint venture is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Distributions received and other-than temporary impairments reduce the carrying amount of the investment.
          The Company reviews its equity and cost method investments quarterly for indicators of other-than-temporary impairment in accordance with accordance with FSP FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1/FAS 124-1”), and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 59 (“SAB No. 59”). This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of the investments, general market conditions, the duration and extent to which the fair value of the investment is less than cost, and the Company’s intent and ability to hold the investment until it recovers. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, rating agency actions, changes in operational and financing cash flow factors. If a decline in the fair value of the investment is determined to be other-than-temporary, an impairment charge is recorded to reduce the investment to its fair value and a new cost basis in the investment is established.
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
          Properties and Equipment — Properties and equipment consists primarily of office properties, leasehold improvements, furniture and fixtures, equipment and computer software and water treatment and irrigation facilities, and are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets, which generally range up to 50 years for water and irrigation facilities, 40 years for buildings and 3 to 10 years for equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Interest expense associated with the construction of certain fixed assets is capitalized as incurred and relieved to expense through depreciation once the asset is put into use. Direct costs associated with development of internal-use software are capitalized and amortized over 3 to 5 years. In cases where the Company determines that land and the related development costs are to be used as fixed assets, these costs are transferred from inventory of real estate to property and equipment. For fixed assets that are under construction, interest associated with these assets is capitalized as incurred and will be relieved to expense through depreciation once the asset is put into use.
          Expenditures for new properties, leasehold improvements and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.
          Goodwill and Other Intangible Assets – Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized, but instead tested for impairment at least annually or at interim periods if events occur subsequent to the annual test date that would result in a decline in the fair value of the reporting units.
          Goodwill testing is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the

BFC Financial Corporation
Notes to Consolidated Financial Statements
second step of the test is used to measure the amount of goodwill impairment, if any, in the reporting unit. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, impairment is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.
          Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of seven to ten years. In 2008, core deposit intangible increased approximately $14.5 million as a result of BFC’s acquisition of additional shares in assets of BankAtlantic Bancorp which was accounted as a step acquisition under the purchase method. See Note 2 for further information. The accumulated amortization on core deposit intangible assets was $11.7 million and $9.7 million at December 31, 2008 and 2007, respectively.
          Other intangible assets also include Woodbridge’s intangible assets related to its investment in Pizza Fusion. Intangible assets consisted of franchise contracts which were valued using a discounted cash flows methodology and are amortized over the average life of the franchise contracts. The estimates of useful lives and expected cash flows require Woodbridge to make significant judgments regarding future periods that are subject to outside factors. In accordance with SFAS No. 144, Woodbridge evaluates when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings that Woodbridge expects to generate. If cash flows decrease significantly, intangible assets may be impaired and would be written down to their fair value.
          Revenue Recognition- Real Estate Development – Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when there is no substantial continuing involvement in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). In order to properly match revenues with expenses, Woodbridge estimates construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. To the extent the estimated costs to complete have significantly changed, Woodbridge will adjust cost of sales in the current period for the impact on cost of sales of previously sold homes and land to ensure a consistent margin of sales is maintained
          Revenue is recognized for certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of SFAS No. 66, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of land sales, this involvement typically consists of final development activities. Woodbridge recognizes revenue and related costs as work progresses using the percentage of completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from current estimates. If the estimates of development costs remaining to be completed and relative sales values are significantly different from actual amounts, then the revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
          Other revenues consist primarily of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the life of the irrigation plant. Irrigation usage fees are recognized when billed as the service is performed. Rental property income consists of rent revenue from long-term leases of commercial property. The Company reviews all new leases in accordance with SFAS No. 13 “Accounting for Leases”. If the lease contains fixed escalations for rent, free-rent periods or upfront incentives, rental revenue is recognized on a straight-line basis over the life of the lease.
          Effective January 1, 2006, Bluegreen adopted AICPA Statement of Position 04-02, “Accounting for Real Estate Time-Sharing Transactions” (“SOP 04-02”). This Statement amends FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects” (“SFAS No. 67”) to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing

BFC Financial Corporation
Notes to Consolidated Financial Statements
transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Bluegreen’s adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by Woodbridge by approximately $1.4 million for the same period.
          Purchase Accounting — Step Acquisition — In accordance with SFAS No. 141 “Business Combinations” (“SFAS No. 141”), the acquisition of additional shares by the Company in BankAtlantic Bancorp and Woodbridge, are being accounted for as a step acquisition under the purchase method of accounting. A step acquisition is the acquisition of two or more blocks of an entity’s shares at different dates. In a step acquisition, the acquiring entity identifies the cost of the investment, the fair value of the portion of the underlying net assets acquired, and the goodwill if any for each step acquisition. The discounts and premiums arising as a result of such revaluations are generally being accreted or amortized, net of tax. The excess of the fair value over the purchase price (negative goodwill) was allocated as a pro rata reduction of the amounts that would otherwise have been assigned ratably to all of the non-current and non-financial acquired assets, except assets to be disposed of by sale, deferred tax assets and any other current assets. If any excess remains after reducing to zero the amounts that otherwise would have been assigned to those assets, that remaining excess shall be recognized as an extraordinary gain (see Note 2).
          Accounting for Costs Associated with Exit or Disposal Activities — Cost to terminate a lease contract before the end of its term are recognized and measured when the Company gives notice to the counterparty in accordance with the contract’s contractual terms or has negotiated a termination of the contract with the counterparty. Contracts that have not been terminated and have no economic benefit to the Company are measured at fair value.
          Advertising — Advertising expenditures are expensed as incurred.
          Income Taxes – BFC and its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Subsidiaries, in which the Company owns less than 80% of the outstanding common stock, including BankAtlantic Bancorp and Woodbridge, are not included in the Company’s consolidated U.S. federal income tax return. The Company and its subsidiaries file separate state income tax returns for each jurisdiction.
          The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.
          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes an interpretation of FASB No 109” (“FIN 48”). An uncertain tax position is defined by FIN 48 as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.
          Noncontrolling Interest — Noncontrolling interest reflects third parties’ ownership interests in entities that are consolidated and less than 100% owned.
          Accounting for Contingencies — Reserves for contingencies are recorded when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Brokered Deposits — Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the effective interest method over the term of the deposit
          Loss Per Share — Basic (loss) earnings per share excludes dilution and is computed by dividing net income (loss) allocable to common stock (after deducting preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to acquire common shares of the Company were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options or restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method, if dilutive. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share, but it also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net (loss) income amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive.
          Stock-Based Compensation Plans — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for each of the three year period ended December 31, 2008, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. SFAS No. 123R requires public entities to initially measure compensation cost associated with awards of liability instruments based on their current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
New Accounting Pronouncements:
          In December 2007, FASB Statement No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”) was issued. This statement significantly changed the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141(R) changed the accounting treatment for certain specific items, including the following: acquisition costs are generally expensed as incurred; noncontrolling interests (formerly known as “minority interests”) is valued at fair value at the acquisition date; acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. Also included in SFAS No.141(R) are a substantial number of new disclosure requirements. SFAS No.141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption was prohibited. Effective January 1, 2009, the Company adopted SFAS No. 141(R) and its guidance will be applied prospectively to business combinations. SFAS No. 141 (R) could have a material effect on the Company’s consolidated financial statements to the extent the Company consummates business combinations due to the requirement that all transaction costs are expensed as incurred.
          In December 2007, FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 also established accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted SFAS No. 160 on January 1, 2009, and accordingly the Company will reflect the new presentation of noncontrolling interest within shareholders’ equity in the Company’s Consolidated Statements of Financial Condition.
          In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for the first quarter of 2009. SFAS No. 161 expands derivative disclosure on the annual and interim reporting period. The Company believes that the adoption of SFAS No. 161 will not have a material impact on the Company’s financial statements.
          In April 2008, the FASB issued Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends paragraph 11(d) of FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which sets forth the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS No. 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP FAS No. 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and must be applied prospectively to intangible assets acquired after the effective date. The Company believes that the adoption of FSP FAS No. 142-3 will not have a material impact on the Company’s financial statements.
          In June, 2008, the FASB issued FSP Emerging Issue Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of EITF 03-06-1 will not have an impact on the Company’s financial statements.
          In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is evaluating the impact that the adoption of EITF 08-5 will have on the Company’s consolidated financial statements.
          In September 2008, FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”, in order to enhance the disclosure requirements for derivative instruments and certain guarantees to reflect the potential adverse effects of changes in credit risk on financial statements of sellers of credit derivatives and certain guarantees. The FSP requires the seller of credit derivatives to disclose: the nature of the credit derivative, the maximum potential amount of future payments, the fair value of the derivative and the nature of any recourse provisions that would enable recovery from third parties. The FSP amends FIN 45 to require disclosure of the current status of the payment/performance risk of the guarantee. FSP No. 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company does not believe that this FSP will have a material effect on the Company’s financial statements
          In October 2008, FASB issued FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS No. 157-3”), in response to the deterioration of the credit markets.

BFC Financial Corporation
Notes to Consolidated Financial Statements
This FSP provides guidance clarifying how SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS No. 157, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP FAS No. 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. The implementation of FSP FAS No. 157-3 had no material effect on the methodologies used to fair value the Company’s assets under the original SFAS No. 157.
          In November 2008, the FASB issued EITF 08-6, “Equity Method Accounting Considerations” (“EITF 08-6”).  EITF 08-6 clarifies the application of equity method accounting under Accounting Principles Board 18, “The Equity Method of Accounting for Investments in Common Stock”.  Specifically, it requires companies to initially record equity method investments based on the cost accumulation model, precludes separate other-than-temporary impairment tests on an equity method investee’s indefinite-lived assets from the investee’s test, requires companies to account for an investee’s issuance of shares as if the equity method investor had sold a proportionate share of its investment, and requires that an equity method investor continues to apply the guidance in paragraph 19(l) of APB 18 upon a change in the investor’s accounting from the equity method to the cost method.  EITF 08-6 is effective prospectively for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of EITF 08-6.
          In December 2008, the FASB issued FSP FAS No. 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets”, which amends FASB Statement No. 132(R) to require more detailed disclosures about employers’ pension plan assets. FAS No. 132 (R)-1 requires detailed disclosures about employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FAS No. 132 (R)-1 is effective for fiscal years ending after December 15, 2009.
          In December 2008, the FASB issued FSP FAS No, 140-4 and FIN 46R-8 “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” which requires enhanced disclosure related to variable interest entities in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. These disclosures include significant judgments and assumptions, restrictions on asset, risk and the affects on financial position, financial performance and cash flows. The enhanced disclosures are effective for the first reporting period that ends after December 15, 2008. The implementation of this standard will not have a material impact on the Company’s consolidated financial statements.
          In January 2009, the FASB issued FSP EITF 99-20-1, Amendment to impairment guidance of EITF 99-20. This EITF applies to beneficial interests in securitized financial assets. The amendment requires impairment on beneficial interests to be measured only if it is probable that there has been an adverse change in estimated cash flows. EITF 99-20 required impairment to be measured when there was an adverse change in cash flows as viewed by a market participant. The FSP is effective for annual periods ending after December 15, 2008.
2.	Business Combination and Step Acquisitions
Pizza Fusion
          Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries.  Founded in 2006, Pizza Fusion was operating 16 locations in Florida and California through December 31, 2008 and has entered into franchise agreements to open an additional 14 stores during 2009.
          On September 18, 2008, Woodbridge, through its wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3 million, 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to 1,500,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share.  Woodbridge also has options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share and, upon exercise of such options, will receive warrants to purchase up to

BFC Financial Corporation
Notes to Consolidated Financial Statements
300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share.  The warrants have a term of 10 years, subject to earlier expiration in certain circumstances.
          Woodbridge evaluated its investment in Pizza Fusion under FIN No. 46(R) and determined that Pizza Fusion is a VIE. Furthermore, Woodbridge has concluded that it is the primary beneficiary and as such, has applied purchase accounting and has consolidated the assets and liabilities of Pizza Fusion in accordance with SFAS No. 141.
Acquisition of Shares in BankAtlantic Bancorp and Woodbridge
          The acquisition of additional shares of BankAtlantic Bancorp in August 2008 and December 2008, as well as the acquisition of additional shares of Woodbridge in October 2007 were accounted for as step acquisitions under the purchase method of accounting. A step acquisition is the acquisition of two or more blocks of an entity’s shares at different dates. In a step acquisition, the acquiring entity identifies the cost of the investment, the fair value of the portion of the underlying net assets acquired, and the goodwill if any for each step acquisition. Accordingly, the net assets of BankAtlantic Bancorp and Woodbridge have been recognized at estimated fair value to the extent of BFC’s increase in its ownership percentage at its respective acquisition dates.
          As required by SFAS No. 141, the Company determined the fair value of the portion of the net assets acquired as of the date of the acquisitions. In making that determination, the Company used information that it believes was representative of the fair value at that time. However, this is not necessarily indicative of future values which can be influenced by a variety of factors, such as prevailing market conditions, costs associated with maintaining the value of the assets and any other expenses that may be incurred in order to actually realize that value.
          Shares of BankAtlantic Bancorp Class A Common Stock
          From August 18, 2008 through August 28, 2008, BFC purchased an aggregate of 400,000 shares of BankAtlantic Bancorp’s Class A common stock on the open market for an aggregate purchase price of $2.8 million. BFC’s acquisition of the 400,000 shares of BankAtlantic Bancorp’s Class A common stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 3.6%. The excess of the fair value over the purchase price (negative goodwill) of $16.7 million was allocated as a pro rata reduction of the amounts that would otherwise have been assigned ratably to all of the non-current and non-financial acquired assets, except assets to be disposed of by sale and deferred tax assets, until the basis of such acquired assets was zero. The remaining unallocated negative goodwill of approximately $9.1 million was recognized as an extraordinary gain for the year ended December 31, 2008.
          From December 2, 2008 through December 11, 2008, BFC purchased an aggregate of 323,848 shares of BankAtlantic Bancorp’s Class A common stock in or on the open market for an aggregate purchase price of $1.1 million. BFC’s acquisition of the 323,848 shares of BankAtlantic Bancorp’s Class A common stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 2.9%. The excess of the fair value over the purchase price (negative goodwill) of $2.9 million was allocated ratably to all of the non-current and non-financial acquired assets, except assets to be disposed of by sale and deferred tax assets.
          Shares of Woodbridge Class A Common Stock
          Effective August 29, 2007, Woodbridge distributed to each holder of record of Woodbridge’s Class A common stock and Class B common stock on August 27, 2007, 5.0414 subscription rights for each share of such stock owned on that date (the “Rights Offering”). Each whole subscription right entitled the holder thereof to purchase one share of Woodbridge’s Class A common stock at a purchase price of $2.00 per share ($10 per share after adjusting for the reverse stock split). The Rights Offering was completed on October 1, 2007. Woodbridge received $152.8 million in the Rights Offering and issued an aggregate of 76,424,066 shares (15,284,814 shares after adjusting for the reverse stock split) of its Class A common stock on October 1, 2007 in connection with the exercise of rights by its shareholders. BFC purchased an aggregate of 3,320,543 shares of Woodbridge’s Class A common stock in the Rights Offering for an aggregate purchase price of $33.2 million.
          BFC’s acquisition of the 3,320,543 shares of Woodbridge’s Class A common stock upon its exercise of its

BFC Financial Corporation
Notes to Consolidated Financial Statements
subscription rights increased BFC’s economic ownership interest in Woodbridge by approximately 4.1%. The acquisition of the additional interest in Woodbridge resulted in negative goodwill (excess of fair value of acquired net assets over purchase price of shares) of approximately $11 million. After ratably allocating this negative goodwill to non-current and non-financial assets, the Company recognized an extraordinary gain, net of tax, of $2.4 million for the year ended December 31, 2007.
3.	Discontinued Operations
          On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. Under the terms of the sales agreement, BankAtlantic Bancorp and employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 3,701,400 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 750,000 shares of Stifel common stock at an exercise price of $24.00 per share. Of the total Ryan Beck sales proceeds, BankAtlantic Bancorp’s portion was 3,566,031 shares of Stifel common stock, cash of $2.6 million and warrants to acquire an aggregate of 722,586 shares of Stifel common stock. BankAtlantic Bancorp sold its entire investment in 3,566,031 shares of Stifel common stock and warrants to acquire 722,586 shares of Stifel common stock during the year ended December 31, 2008 and recognized a gain of $2.8 million.
          As of December 31, 2007, BankAtlantic Bancorp owned approximately 17% of the issued and outstanding shares of Stifel common stock and did not have the ability to exercise significant influence over Stifel’s operations. As such, BankAtlantic Bancorp’s investment in Stifel common stock was accounted for under the cost method of accounting. Stifel common stock that could be sold within one year was accounted for as securities available for sale and Stifel common stock which was subject to restrictions on sale for more than one year was accounted for as investment securities at cost. The warrants were accounted for as derivatives with unrealized gains and losses resulting from changes in the fair value of the warrants recorded in securities activities, net. Included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2007 under “securities available for sale” and “investment securities at cost” were $72.6 million and $31.4 million, respectively, of Stifel common stock, and included in financial instruments at fair value was $10.6 million of warrants.
          The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale.
          During the year ended December 31, 2008, BankAtlantic Bancorp’s discontinued operations included $16.6 million of earn-out consideration. Associated with this amount, BFC’s discontinued operations, net of noncontrolling interest, was approximately $4.5 million which is included in the Company’s consolidated statements of operation in discontinued operations during the year ended December 31, 2008. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale and BankAtlantic Bancorp received additional consideration of 55,016 shares of Stifel common stock valued at $1.7 million. BankAtlantic Bancorp recognized additional earn-out consideration of $14.9 million as private client revenues exceeded the defined amounts as of December 31, 2008. The additional consideration associated with the private client revenues was pursuant to the parties’ agreement to be payable by April 15, 2009 in cash or Stifel stock. However, during 2008, BankAtlantic Bancorp and Stifel entered into an amendment to the merger agreement whereby Stifel agreed to prepay $10 million of the Ryan Beck private client group earn-out payment for a discounted payment of $9.6 million. BankAtlantic Bancorp received 233,500 shares of Stifel common stock in consideration for the $9.6 million advance earn-out payment. The remaining potential contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck and included in the Company’s Consolidated Statements of Operations as discontinued operations.
          BankAtlantic Bancorp sold the 288,516 shares of Stifel common stock received in connection with the investment banking earn-out agreement and the private client earn-out advance payment during the year ended December 31, 2008. Included in other assets in the Company’s statement of financial condition as of December 31, 2008 was a $5.1 million receivable from Stifel associated with the private client revenue earn-out agreement.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The gain on the sale of Ryan Beck included in the consolidated statement of operations in “Discontinued Operations” for the year December 31, 2007 was as follows (in thousands):

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

          The (loss) income from operations of Ryan Beck included in the consolidated statements of operations in “Discontinued operations” was as follows (in thousands):

	For the Years Ended
	December 31,
	2007	2006
Financial Services:
Investment banking revenue	$37,836	218,461

Expenses:
Employee compensation and benefits	27,532	170,605
Occupancy and equipment	2,984	16,588
Advertising and promotion	740	5,788
Transaction related costs (1)	14,263	—
Other expenses:
Professional fees	1,106	8,790
Communications	2,255	15,187
Floor broker and clearing fees	1,162	8,612
Interest expense	985	5,995
Other	1,086	6,389

Total expenses	52,113	237,954

Loss from Ryan Beck discontinued operations before income taxes and noncontrolling interest	(14,277)	(19,493)
Income tax benefit	(6,431)	(8,958)
Noncontrolling interest	(6,709)	(9,011)

Loss from Ryan Beck discontinued operations, net of income taxes and noncontrolling interest	$(1,137)	(1,524)

(1)	Ryan Beck sale related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
4.	Segment Reporting
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The Company currently operates through five reportable segments, which are: BFC Activities, BankAtlantic, BankAtlantic Bancorp Other Operations, Land Division and Woodbridge Other Operations. In 2007, the Company operated through two additional reportable segments, Primary Homebuilding and Tennessee Homebuilding, both of which were eliminated as a result of Levitt and Sons’ deconsolidation as of November 9, 2007. The Company’s financial services activities include BankAtlantic Bancorp results of operations and consist of two reportable segments, which are: BankAtlantic and BankAtlantic Bancorp Other Operations. The Company’s real estate development activities include Woodbridge’s results of operations and consist of two reportable segments, which are: Land Division and Woodbridge Other Operations. Prior to 2008, the BankAtlantic and BankAtlantic Other Operations segments were combined and reported under the single segment “Financial Services”, but as of January 1, 2008, the Company implemented a new internal reporting methodology for evaluating its financial services activities and as a result the Company’s former Financial Services segment is now comprised of two reportable segments instead of one as previously reported.
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
BankAtlantic
          The Company’s BankAtlantic segment consists of the banking operations of BankAtlantic.
BankAtlantic Bancorp Other Operations
          BankAtlantic Bancorp Other Operations segment consists of the operations of BankAtlantic Bancorp other operations, including cost of acquisitions, asset and capital management and financing activities.
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
Land Division
          The Company’s Land Division segment consists of Core Communities’ operations.
Woodbridge Other Operations
          The Woodbridge Other Operations segment consists of Woodbridge Holdings Corporation’s operations, the operations of Carolina Oak and Pizza Fusion, other investment activities through Cypress Creek Capital and Snapper Creek, an equity investment in Bluegreen and an investment in Office Depot. In 2007, the Woodbridge Other Operations segment also consisted of Levitt Commercial, LLC, which specialized in the development of industrial properties. Levitt Commercial ceased development activities in 2007. The results of operations and financial condition of Carolina Oak as of and for the years ended December 31, 2007 and 2006 were included in the Primary Homebuilding segment, whereas the results of operations and financial condition of Carolina Oak as of and for the year ended December 31, 2008 are included in Woodbridge Other Operations.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following tables present segment information for the years ended December 31, 2008, 2007 and 2006 (in thousands):

			BankAtlantic
			Bancorp		Woodbridge	Adjustments
	BFC		Other	Land	Other	and
2008	Activities	BankAtlantic	Operations	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	—	—	11,268	2,484	85	13,837
Interest and dividend income	1,376	313,307	1,445	1,931	2,418	(1,379)	319,098
Other income	5,853	135,799	671	14,341	2,692	(4,821)	154,535

Total revenues	7,229	449,106	2,116	27,540	7,594	(6,115)	487,470

Costs and Expenses:
Cost of sale of real estate	—	—	—	6,742	16,151	(10,055)	12,838
Interest expense, net	—	119,534	21,262	3,637	8,115	(1,379)	151,169
Provision for loan losses	—	135,383	24,418	—	—	—	159,801
Other expenses	12,393	328,534	8,741	24,608	26,597	(4,821)	396,052

Total costs and expenses	12,393	583,451	54,421	34,987	50,863	(16,255)	719,860

Equity in (loss) earnings from unconsolidated affiliates	(152)	920	600	—	13,696	—	15,064
Impairment of unconsolidated affiliates	—	—	—	—	(96,579)	—	(96,579)
Impairment of investments	(3,574)	—	—	—	(11,974)		(15,548)

Loss from continuing operations before income taxes and noncontrolling interest	(8,890)	(133,425)	(51,705)	(7,447)	(138,126)	10,140	(329,453)
(Benefit) provision for income taxes	(14,887)	31,121	1,395	(1,866)	—	—	15,763
Noncontrolling interest	12	(122,035)	(39,381)	(4,651)	(115,105)	8,449	(272,711)

Income (loss) from continuing operations	$5,985	(42,511)	(13,719)	(930)	(23,021)	1,691	(72,505)

At December 31, 2008
Total assets	$26,468	5,713,690	542,478	339,941	220,587	(447,582)	6,395,582

BFC Financial Corporation
Notes to Consolidated Financial Statements

			BankAtlantic
			Bancorp				Woodbridge	Adjusting
	BFC		Other	Primary	Tennessee	Land	Other	and
2007	Activities	BankAtlantic	Operations	Homebuilding	Homebuilding	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	—	—	345,666	42,042	16,567	6,574	(734)	410,115
Interest and dividend income	2,374	369,570	2,320	613	39	3,880	7,158	(8,050)	377,904
Other income	6,272	143,193	6,969	8,523	44	8,194	1,174	(3,821)	170,548

	8,646	512,763	9,289	354,802	42,125	28,641	14,906	(12,605)	958,567

Costs and Expenses:
Cost of sales of real estate	—	—	—	501,206	51,360	7,447	16,793	(3,565)	573,241
Interest expense, net	—	170,060	23,054	7,258	151	2,629	1,073	(7,746)	196,479
Provision for loan losses	—	70,842	—	—	—	—	—	—	70,842
Other expenses	15,272	313,898	4,282	63,107	5,010	19,077	34,898	(3,738)	451,806

	15,272	554,800	27,336	571,571	56,521	29,153	52,764	(15,049)	1,292,368

Equity in (loss) earnings from unconsolidated affiliates	(78)	1,219	1,281	40	—	—	10,262	—	12,724

Loss from continuing operations before income taxes and noncontrolling interest	(6,704)	(40,818)	(16,766)	(216,729)	(14,396)	(512)	(27,596)	2,444	(321,077)
(Benefit) provision for income taxes	(19,271)	(21,378)	(6,194)	(1,396)	1,700	5,910	(34,297)	5,914	(69,012)
Noncontrolling interest	(34)	(14,773)	(8,034)	(179,268)	(13,400)	(5,346)	5,579	(2,889)	(218,165)

(Loss) income from continuing operations	$12,601	(4,667)	(2,538)	(36,065)	(2,696)	(1,076)	1,122	(581)	(33,900)

At December 31, 2007
Total assets	$30,166	6,161,962	758,372	38,497	—	380,961	298,700	(554,225)	7,114,433

BFC Financial Corporation
Notes to Consolidated Financial Statements

			BankAtlantic
			Bancorp				Woodbridge	Adjusting
	BFC		Other	Primary	Tennessee	Land	Other	and
2006	Activities	BankAtlantic	Operations	Homebuilding	Homebuilding	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	—	—	424,420	76,299	69,778	11,041	(15,452)	566,086
Interest and dividend income	2,292	364,949	2,448	434	110	961	3,377	(2,671)	371,900
Other income	3,680	131,811	9,138	6,897	17	5,505	2,254	(2,708)	156,594

	5,972	496,760	11,586	431,751	76,426	76,244	16,672	(20,831)	1,094,580

Costs and Expenses:
Cost of sale of real estate	—	—	—	367,252	72,807	42,662	11,649	(11,409)	482,961
Interest expense, net	—	145,344	21,933	—	—	—	—	(699)	166,578
Provision for loan losses	—	8,574	—	—	—	—	—	—	8,574
Other expenses	12,835	293,448	6,738	67,414	14,113	15,119	28,182	(2,626)	435,223

	12,835	447,366	28,671	434,666	86,920	57,781	39,831	(14,734)	1,093,336

Equity in (loss) earnings from unconsolidated affiliates	—	33	1,634	(279)	—	—	9,547	—	10,935

(Loss) income from continuing operations before income taxes and noncontrolling interest	(6,863)	49,427	(15,451)	(3,194)	(10,494)	18,463	(13,612)	(6,097)	12,179
Provision (benefit) for income taxes	(1,857)	13,105	(6,008)	(1,508)	(3,241)	6,936	(5,639)	(2,318)	(530)
Noncontrolling interest	(25)	28,474	(7,403)	(1,406)	(6,048)	9,613	(6,649)	(3,150)	13,406

(Loss) income from continuing operations	$(4,981)	7,848	(2,040)	(280)	(1,205)	1,914	(1,324)	(629)	(697)

At December 31, 2006
Total assets	$45,756	6,187,122	796,629	644,447	62,065	271,169	146,116	(547,538)	7,605,766

BFC Financial Corporation
Notes to Consolidated Financial Statements
5.	Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements
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
Adjustment
As of January 1, 2006
Other liabilities:
Recurring operating expenses (1)	$1,618
Deferred data processing expenses (2)	1,474
Current taxes payable	(696)

Increase in other liabilities	2,396
Decrease in deferred tax liability	(657)
Decrease in noncontrolling interest	(1,486)

Decrease in retained earnings	$253

(1)	BankAtlantic has historically expensed certain recurring invoices when paid. The effect of this accounting policy was not material to the Company’s financial statements in any given year as the “rollover” impact of expenses in the following year approximated the expenses that rolled over from the prior year.

(2)	BankAtlantic pays a fixed fee for certain data processing transaction services, and at the end of each contract year, the actual number of transactions is determined and the fees related to any greater or lesser transactions are invoiced or repaid to BankAtlantic over a twelve month period. BankAtlantic accounted for these charges when paid. The effect of this accounting policy was not material to the Company’s financial statements in any given year and the amount of the error had accumulated over a four year period as follows (in thousands):

For the Years	Occupancy and
Ended December 31,	Equipment Expense
2002	$221
2003	276
2004	533
2005	444

$1,474

          The Company had previously quantified these errors and concluded that they were immaterial under the roll-over method that was used prior to the issuance of SAB No. 108.

BFC Financial Corporation
Notes to Consolidated Financial Statements
6.	Restructuring Charges, Impairments and Exit Activities
BankAtlantic Bancorp
          The following provides BankAtlantic Bancorp’s changes in restructuring and exit activities liabilities at December 31, 2007 and 2008 (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2007	$—	—	—
Restructuring charges	2,527	1,016	3,543
Amounts paid or amortized	(2,425)	(26)	(2,451)

Balance at December 31, 2007	$102	990	1,092

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2008	$102	990	1,092
Expense incurred	2,171	2,385	4,556
Amounts paid or amortized	(2,102)	(1,913)	(4,015)

Balance at December 31 , 2008	$171	1,462	1,633

          Included in Financial Services in the Company’s Consolidated Statement of Operations for the years ended December 31, 2008 and 2007 were the following restructuring charges, impairments and exit activities relating to BankAtlantic Bancorp (in thousands):

	For the Years Ended
	December 31,
	2008	2007
Asset impairment	$4,758	4,808
Employee termination costs	2,171	2,527
Lease termination, net	2,385	1,016
Reversal of deferred rent upon lease termination	(2,186)	—
Loss on central Florida branch sale	267	—

Total	$7,395	8,351

          In December 2007, BankAtlantic decided to sell certain properties that it had acquired for its future store expansion program and terminate or sublease certain back-office operating leases. As a consequence, BankAtlantic recorded a $1.5 million impairment charge for back-office facilities and for land acquired for store expansion, incurred a $3.3 million impairment charge for engineering and architectural fees associated with obtaining permits for store sites and recorded lease termination liabilities of $1.0 million associated with executed lease contracts. Sales prices or annual rental rates for similar properties were used to determine fair value.
          In March 2007, BankAtlantic Bancorp reduced its workforce by approximately 225 associates, or 8%. Included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation.
          During the year ended December 31, 2008, BankAtlantic incurred an additional $3.2 million of impairment charges in connection with the decision to dispose of land acquired for store expansion. BankAtlantic also incurred $1.5 million of asset impairment charges associated with the consolidation of back-office facilities.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          During the year ended December 31, 2008, BankAtlantic Bancorp further reduced its workforce by approximately 6% primarily in the community banking and commercial lending business units and incurred $2.2 million of employee termination costs.
          In order to consolidate its back-office facilities and terminate or sublease certain operating leases executed for store expansion during the year ended December 31, 2008, BankAtlantic incurred $2.4 million of exit activity charges associated with writing down lease contracts to fair values or incurring costs to terminate lease contracts. By terminating certain operating leases BankAtlantic realized a $2.2 million benefit from the reversal of rent expense recognized in prior periods upon taking possession of the properties before the commencement of rent payments.
          In June 2008, BankAtlantic sold five stores in Central Florida to an unrelated financial institution. The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the stores sold (in thousands):

Amount
Assets sold:
Loans	$6,470
Property and equipment	13,373

Total assets sold	19,843

Liabilities transferred:
Deposits	(24,477)
Other liabilities	(346)

Total liabilities transferred	(24,823)

Net liability transferred	(4,980)
Deposit premium	654
Purchase transaction costs	(165)

Net cash outflows from sales of stores	$(4,491)

Woodbridge
          The following table summarizes Woodbridge’s restructuring related accrual activity recorded for the year ended December 31, 2008 (in thousands):

	Severance		Independent	Surety
	Related and		Contractor	Bond
	Benefits	Facilities	Agreements	Accrual	Total
Balance at December 31, 2006	$—	—	—	—	—
Restructuring charges	4,864	1,010	1,497	1,826	9,197
Cash payments	(2,910)	—	(76)	—	(2,986)

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211

Restructuring charges	2,238	140	—	(150)	2,228
Cash payments	(4,063)	(446)	(824)	(532)	(5,865)

Balance at December 31, 2008	$129	704	597	1,144	2,574

          In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Woodbridge primarily as a result of the Chapter 11 Cases. On November 9, 2007, Woodbridge implemented an employee fund and indicated that it would pay up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which Levitt and Sons was permitted to pay to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of the Chapter 11 Cases.
          The severance related and benefits accrual includes severance and severance related payments made to Levitt and Sons employees, payroll taxes and other benefits related to the terminations that occurred in 2007 as part of the Chapter 11 Cases. For the years ended December 31, 2008 and 2007, Woodbridge paid approximately $4.1 million and $600,000, respectively, in severance and termination charges related to the employee fund as well as severance for employees other than Levitt and Sons employees which is reflected in the Other Operations segment and paid $2.3 million in severance to the employees of the Homebuilding Division prior to deconsolidation in 2007.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Employees entitled to participate in the fund either received payments over time, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. For any amounts paid related to the fund from the Woodbridge Other Operations segment, these payments were in exchange for an assignment to Woodbridge by those employees of their unsecured claims against Levitt and Sons. At December 31, 2008 and 2007 there was $129,000 and $2 million, respectively, accrued to be paid related to this fund as well as severance for employees other than Levitt and Sons employees. As of December 31, 2008, Woodbridge did not expect to incur additional severance related expenses with respect to the Levitt and Sons employees.
          The facilities accrual represents expense associated with property and equipment leases that Woodbridge had entered into that are no longer providing a benefit to Woodbridge, as well as termination fees related to contractual obligations Woodbridge cancelled. Included in this amount are future minimum lease payments, fees and expenses, net of estimated sublease income for which the provisions of SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, as applicable, were satisfied. This restructuring expense is included in selling general and administrative expenses for the Woodbridge Other Operations segment for the year ended December 31, 2007.
          The independent contractor related expense relates to two agreements entered into with former Levitt and Sons employees. The agreements are for past and future consulting services. The total commitment related to these agreements is $681,000 as of December 31, 2008 and will be paid monthly through 2009. The expense associated with these arrangements is included in selling general and administrative expenses for the Woodbridge Other Operations segment for the years ended December 31, 2008 and 2007.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases.  In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements. As of December 31, 2008, Woodbridge had a $1.1 million surety bonds accrual at Woodbridge related to certain bonds for which its management considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the year ended December 31, 2008, Woodbridge reimbursed the surety $532,000 in accordance with the indemnity agreement for bond claims paid during the period. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual.  Woodbridge will not have the ability to receive any repayment, assets or other consideration as recovery from Levitt and Sons of any amounts it is required to pay.  The expense associated with this accrual is included in other expense in the Woodbridge Other Operations segment for the year ended December 31, 2007, due to its non-recurring and unusual nature.
7.	Goodwill
          The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of BankAtlantic Bancorp’s impairment evaluation, an impairment charge was recorded of approximately $46.6 million, net of purchase accounting adjustment. The entire amounts of $31 million and $17.3 million, respectively, relating to BankAtlantic’s commercial lending and community banking reporting units were determined to be impaired. Goodwill associated with BankAtlantic Bancorp’s capital services, tax certificates and investment reporting units of $13.1 million, $4.7 million and $4.4 million, respectively, was determined to not be impaired.
          The goodwill impairment recognized during 2008 generally reflects the ongoing crisis in the financial services industry, the decline of BankAtlantic Bancorp’s market capitalization significantly below its tangible book value and the effect that the continued deterioration in the general economy as well as the Florida real estate markets has had on the credit quality of BankAtlantic Bancorp’s and BankAtlantic’s loan portfolios. The above trends primarily resulted in a decline in the fair value of BankAtlantic Bancorp’s reporting units resulting in the aforementioned goodwill impairment.

          The process of evaluating goodwill for impairment involves the determination of the fair value of BankAtlantic Bancorp’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including BankAtlantic Bancorp’s interpretation of current economic indicators and market valuations, and assumptions about BankAtlantic Bancorp’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          In performing its impairment analysis, BankAtlantic Bancorp used a combination of the discounted cash flow methodology and a market multiple methodology to determine the fair value of each reporting unit. The aggregate fair value of all reporting units was compared to BankAtlantic Bancorp’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.
          The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. BankAtlantic Bancorp generally uses a five year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows.
          The market multiple methodology establishes fair value by comparing BankAtlantic Bancorp’s reporting units to other similar publicly traded companies. The market multiples that BankAtlantic Bancorp used in the determination of the fair value of the reporting units were its market capitalization to its tangible stockholders’ equity and its market capitalization to its stockholders’ equity.
          In the year ended December 31, 2006, Woodbridge conducted an impairment review of the goodwill related to the Tennessee Homebuilding segment in the Homebuilding Division acquired in connection with its acquisition of Bowden Building Corporation in 2004. Woodbridge used a discounted cash flow methodology to determine the amount of impairment resulting in completely writing off goodwill of approximately $1.3 million in the year ended December 31, 2006. The write-off is included in Real Estate Development other expenses in the consolidated statements of operations.
8.	Federal Funds Sold and Other Short Term Investments
          The following table provides information on BankAtlantic’s Federal Funds Sold (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Ending Balance	$20,825	484	691
Maximum outstanding at any month end within period	$362,360	21,555	16,276
Average amount invested during period	$44,031	3,638	1,824
Average yield during period	%1.92	4.77	3.00
          As of December 31, 2008 and 2007, BankAtlantic had $10.4 million and $5.1 million, respectively, invested in money market accounts with unrelated brokers.
9.	Securities Available for Sale
          The following tables summarize securities available-for-sale (in thousands):

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits(1)	165,449	1,846	944	166,351

Total mortgage-backed securities	687,344	12,863	983	699,224

Investment Securities:
Tax-exempt securities	—	—	—	—
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock (see Note 12)	16,426	—	—	16,426
Equity securities	6,686	112	—	6,798

Total investment securities	23,362	112	—	23,474

Total	$710,706	12,975	983	722,698

BFC Financial Corporation
Notes to Consolidated Financial Statements

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$585,796	4,378	555	589,619
Real estate mortgage investment conduits(1)	199,886	1,359	2,403	198,842

Total mortgage-backed securities	785,682	5,737	2,958	788,461

Investment Securities:
Tax-exempt securities	—	—	—	—
Other bonds	685	—	4	681
Equity securities	123,876	13,289	—	137,165

Total investment securities	124,561	13,289	4	137,846

Total	$910,243	19,026	2,962	926,307

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans, and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
          The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008 and 2007 (in thousands):

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$4,736	(39)	—	—	4,736	(39)
Real estate mortgage investment conduits	—	—	27,426	(944)	27,426	(944)

Total available for sale securities:	$4,736	(39)	27,426	(944)	32,162	(983)

	As of December 31, 2007
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$68,821	(396)	14,792	(159)	83,613	(555)
Real estate mortgage investment conduits	3,475	(5)	35,398	(2,398)	38,873	(2,403)
Other bonds	200	—	246	(4)	446	(4)

Total available for sale securities:	$72,496	(401)	50,436	(2,561)	122,932	(2,962)

          Unrealized losses on securities outstanding greater than twelve months at December 31, 2008 primarily reflect interest rate increases. The cash flows of these securities are guaranteed by government sponsored enterprises. BankAtlantic management has the intent and ability to hold the securities until the price recovers and expects that the securities would be settled at a price not less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2008.
          Unrealized losses on securities outstanding less than twelve months at December 31, 2008 also reflect interest rate increases. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future and BankAtlantic management has the intent and ability to hold securities until the price recovers. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2008.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          At December 31, 2008, the scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
December 31, 2008 (1) (2)	Cost	Value
Due within one year	$—	—
Due after one year, but within five years	279	281
Due after five years, but within ten years	868	867
Due after ten years	686,447	698,326

Total	$687,594	699,474

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.
          Included in securities activities, net were (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Gross gains on securities sales	$8,378	17,026	10,137

Gross losses on securities sales	$(5,103)	(4,341)	(168)

Proceeds from sales of securities	$395,770	625,095	70,300

Other-than-temporary impairments	$(3,413)	—	—

          Management reviews its investment securities portfolio for other-than-temporary declines in value quarterly. As a consequence of BankAtlantic Bancorp’s review during the year ended December 31, 2008, included in other-than temporary impairments is $3.4 million associated with as other-than-temporary decline in value related to an equity investment in an unrelated financial institution.
Woodbridge — Office Depot Investment
          During March 2008, Woodbridge purchased 3,000,200 shares of Office Depot common stock, which represented approximately one percent of Office Depot’s outstanding common stock, at an average price of $11.33 per share for an aggregate purchase price of approximately $34 million.
          During June 2008, Woodbridge sold 1,565,200 shares of Office Depot common stock at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million. Woodbridge realized a gain of approximately $1.2 million as a result of the sale which is included in Real Estate Development securities activities.
          During December 2008, Woodbridge performed an impairment analysis of its remaining investment in Office Depot common stock. Woodbridge concluded that there was an other-than-temporary impairment associated with its investment in Office Depot based on the severity of the decline of the fair value of its investment, the length of time the stock price had been below the carrying value of Woodbridge’s investment, the continued decline in the overall economy and credit markets, and the unpredictability of the recovery of the Office Depot stock price.   Accordingly, Woodbridge recorded an other-than-temporary impairment charge of approximately $12 million representing the difference of the average cost of $11.33 per share and the fair value of $2.98 per share as of December 31, 2008 multiplied by the number of shares of Office Depot common stock owned by Woodbridge at that date. As a result of the impairment charge, Woodbridge’s investment in Office Depot was $4.3 million at December 31, 2008. On March 13, 2009, the closing price of Office Depot’s common stock on the New York Stock Exchange was $1.10 per share.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Data with respect to this investment is shown in the table below (in thousands):

December 31,
2008
Total cost	$33,978
Sale of portion of Office Depot common stock	(17,726)
Other-than-temporary impairment	(11,974)

Total fair value	$4,278

          Woodbridge valued Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. Woodbridge uses quoted market prices to value equity securities. The fair value of the Office Depot common stock at December 31, 2008 was calculated based upon the $2.98 closing price of Office Depot’s common stock on the New York Stock Exchange on December 31, 2008. On March 13, 2009, the closing price of Office Depot common stock was $1.10 per share. Woodbridge will continue to monitor this investment in accordance with FSP FAS 115-1/124-1 to determine whether any further other-than-temporary impairment associated with this investment may be required in future periods.
10. Investment Securities
The following tables summarize investment securities (in thousands):

December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Private investment securities (3)	12,008	467	—	12,475

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Stifel restricted common stock (1)	$31,433	3,061	—	$34,494
Private investment securities	8,740	1,407	—	10,147
Benihana Convertible Preferred Stock (2)	20,000	—	—	20,000
Equity securities (4)	—	603	—	603

	$60,173	5,071	—	$65,244

(1)	Stifel common stock that was subject to restrictions for more than one year was accounted for as investment securities at cost.

(2)	Historically, the Company’s investment in Benihana’s Convertible Preferred Stock has been classified as investment securities and has been carried at historical cost (see Note 12).

(3)	Private investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

(4)	Equity securities consisted of 3,587 shares of MasterCard Class B common stock acquired through MasterCard’s 2006 initial public offering.
          During the year ended December 31, 2008, BankAtlantic Bancorp redeemed private investment securities for net proceeds of $6.3 million and recognized a $1.3 million gain included in the Company’s Consolidated Statement of Operations in securities activities, net.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Management reviews its investment securities portfolio for other-than-temporary declines in value quarterly. As a consequence of BankAtlantic Bancorp’s reviews a $1.1 million and $3.4 million, other-than-temporary decline in value related to BankAtlantic Bancorp private investment securities was recognized during the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, there were no impaired investment securities.
          During the year ended December 31, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B common stock for their interest in MasterCard. BankAtlantic received $0.5 million in cash and 25,587 shares of MasterCard’s Class B common stock. The $0.5 million cash proceeds were reflected in the Company’s Consolidated Statement of Operations in Financial Services — Securities activities, net. The Class B common stock received was accounted for as a nonmonetary transaction and recorded at historical cost. During the years ended December 31, 2008 and 2007, BankAtlantic sold 3,313 shares and 22,000 shares of MasterCard common stock for gains of $1.0 million and $3.4 million, respectively.
          In October 2007, BankAtlantic’s Investment Committee approved a plan to restructure its investment portfolio with a view towards improving the net interest margin and shortening the duration of the portfolio. The tax-exempt municipal securities in the investment securities portfolio had long durations, and the tax-free returns on these securities were not beneficial to BankAtlantic in light of losses which were incurred during the nine months ended September 30, 2007. As a consequence, BankAtlantic’s management decided to sell the held-to-maturity municipal securities and transferred its entire held-to-maturity municipal securities portfolio of $203 million to securities available for sale in October 2007. BankAtlantic’s management does not plan to designate securities as held-to-maturity for the foreseeable future and believes that maintaining its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.
11.	Tax Certificates
          The following table summarizes tax certificates (in thousands):

	As of December 31, 2008		As of December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Tax certificates (1) —
Net of allowance of $6,064 and $3,289, respectively	$213,534	224,434	188,401	188,401

(1)	The estimated fair value was calculated at December 31, 2008 from an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments. At December 31, 2007, management considered the estimated fair value equivalent to book value for tax certificates since these securities have no stated maturity and generally redeem in two years or less.
          Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Balance, beginning of period	$3,289	3,699	3,271

Charge-offs	(4,668)	(867)	(295)
Recoveries	157	157	423

Net (charge-offs) recoveries	(4,511)	(710)	128
Provision charged to non-interest expense	7,286	300	300

Balance, end of period	$6,064	3,289	3,699

12.	Benihana Convertible Preferred Stock Investment
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.67, subject to adjustment from time to time upon certain

BFC Financial Corporation
Notes to Consolidated Financial Statements
defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 19% voting interest and an approximately 9.4% economic interest in Benihana. Historically, the Company’s investment in Benihana’s Convertible Preferred Stock has been classified as investment securities and has been carried at historical cost.
The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana on June 8, 2004 to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless BFC elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. In addition, the Convertible Preferred Stock may be redeemed at the original issue price of $20.0 million plus accumulated dividends by Benihana for a limited period beginning three years from the date of issue if the price of Benihana’s Common Stock is at least $25.33 for sixty consecutive trading days. At December 31, 2008, the closing price of Benihana’s Common Stock was $2.10 per share. The market value of the Convertible Preferred Stock if converted at December 31, 2008 would have been approximately $3.3 million. During the quarter ended December 31, 2008, the Company performed an impairment review of its investment in Benihana Convertible Preferred Stock to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors, including the decline in the underlying trading value of Benihana’s common stock and the redemption provisions of the Company’s Convertible Preferred Stock, the Company determined that there was an other-than-temporary decline of approximately $3.6 million, and accordingly, the investment was written down to its fair value of approximately $16.4 million. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities which are carried at cost to investment securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
          See Note 34 for additional information concerning the Benihana Convertible Preferred Stock.
13.	Loans Receivable and Loans Held for Sale
The loan portfolio consisted of the following components (in thousands):

	December 31,	December 31,
	2008	2007
Real estate loans:
Residential	$1,916,562	2,155,752
Builder land loans	84,453	149,564
Land acquisition and development	182,585	202,177
Land acquisition, development and construction	104,629	151,321
Construction and development	229,856	265,163
Commercial	713,571	534,916
Consumer — home equity	718,950	676,262
Small business	218,694	211,797
Other loans:
Commercial business	144,554	131,044
Small business — non-mortgage	108,230	105,867
Consumer loans	16,406	15,667
Deposit overdrafts	9,730	15,005

Total gross loans	4,448,220	4,614,535

Adjustments:
Premiums, discounts and net deferred fees	3,221	3,936
Allowance for loan losses	(137,257)	(94,020)

Loans receivable – net	$4,314,184	4,524,451

Loans held for sale	$3,461	4,087

          Loans held for sale at December 31, 2008 and 2007 consisted of $0 and $0.1 million, respectively, of residential loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) designated as held for sale and $3.5 million and $4.0 million, respectively, of loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter based on originated loan balance. Gains from the sale of loans held for sale were $265,000, $494,000 and $680,000, respectively, for the years ended December 31, 2008, 2007 and 2006.
          Undisbursed loans in process consisted of the following components (in thousands):

	As of December 31,
	2008	2007
Residential	$—	2,982
Construction and development	124,332	214,159
Commercial	38,930	105,336

Total undisbursed loans in process	$163,262	$322,477

          BankAtlantic’s loan portfolio had the following geographic concentration based on outstanding loan balances at December 31, 2008:

Florida	60%
Eastern U.S.A.	21%
Western U.S.A.	15%
Central U.S.A	4%

100%

          Allowance for Loan Losses (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Balance, beginning of period	$94,020	44,173	41,830

Loans charged-off	(117,874)	(23,213)	(8,905)
Recoveries of loans previously charged-off	1,310	2,218	2,674

Net (charge-offs) recoveries	(116,564)	(20,995)	(6,231)
Provision for loan losses	159,801	70,842	8,574

Balance, end of period	$137,257	94,020	44,173

          The following summarizes impaired loans (in thousands):

	As of December 31, 2008		As of December 31, 2007
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$174,710	41,192	113,955	17,809
Impaired loans without specific valuation allowances	138,548	—	67,124	—

Total	$313,258	41,192	181,079	17,809

          The average gross recorded investment in impaired loans was $192.8 million, $76.7 million and $13.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. BankAtlantic generally measures non-homogenous loans for impairment using the fair value of collateral less cost to sell method.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Contracted interest income	$14,276	15,042	2,715
Interest income recognized	(3,368)	(10,071)	(2,203)

Foregone interest income	$10,908	4,971	512

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
Non-performing assets (in thousands):

	As of December 31,
	2008	2007	2006
Non-accrual — tax certificates	$1,441	2,094	632

Non-accrual – loans
Residential	34,734	8,678	2,629
Commercial real estate and business	241,274	165,818	—
Small business	4,644	877	244
Consumer	6,763	3,218	1,563

Total non-accrual loans	287,415	178,591	4,436

Real estate owned	19,045	17,216	21,747

Total non-performing assets	$307,901	197,901	26,815

          Included in non-accrual loans at December 31, 2008 were $4.8 million of troubled debt restructured loans. There were no troubled debt restructured loans included in non-accrual loans at December 31, 2007 and 2006.
Other potential problem loans (in thousands):

	As of December 31,
	2008	2007	2006
Performing impaired loans, net of specific allowances	$—	—	162
Loan 90 days past due and still accruing	15,721	—	—
Troubled debt restructured	28,173	2,488	—

Total potential problem loans	$43,894	2,488	162

          Performing impaired loans are impaired loans which are still accruing interest. Loans 90 days past due and still accruing are primarily loans that matured and the borrower continues to make payments under the matured loan agreement. Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. BankAtlantic had commitments to lend $15.6 million of additional funds on non-performing and potential problem loans as of December 31, 2008.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(1,243)	(243)	(224)
Impairment of REO	(1,465)	(7,299)	9
Net (loss) gain on sales	(124)	427	1,443

Net (loss) gain on real estate owned activity	$(2,832)	(7,115)	1,228

14.	Properties and Equipment
          Properties and equipment was comprised of (in thousands):

	December 31,
	2008	2007
Land, buildings and improvements	$292,328	315,430
Furniture and equipment	104,363	115,504
Water irrigation facilities	12,346	11,515

Total	409,037	442,449
Less accumulated depreciation	93,690	81,560

Properties and equipment — net	$315,347	360,889

          BankAtlantic Bancorp’s depreciation expense was $20.7 million, $19.8 million and $16.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in Financial Services occupancy and equipment expenses. Also included in depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3.1 million, $3.0 million and $2.6 million, respectively, of software cost amortization. BankAtlantic Bancorp’s unamortized software costs were $4.8 million and $6.4 million at December 31, 2008 and 2007. Woodbridge’s depreciation expense was $5.7 million, $3.1 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in Real Estate Development selling, general and administrative expenses in the Consolidated Statements of Operations.
          During the years ended December 31, 2007 and 2006, BankAtlantic exchanged branch facilities properties with unrelated third parties. The transactions were real estate for real estate exchanges with no cash payments received. The transactions were accounted for at the fair value of the branch facilities transferred and BankAtlantic recognized a $0.5 million and $1.8 million gain in connection with the exchanges for the years ended December 31, 2007 and 2006, respectively.
          Woodbridge received proceeds from the sale of property and equipment for the years ended December 31, 2008 and 2006 of approximately $5.6 million and $1.9 million, respectively. As a result of these sales, Woodbridge realized a gain on sale of property and equipment for the years ended December 31, 2008 and 2006 of approximately $2.5 million and $1.9 million, respectively. Sales of property and equipment for the year ended December 31, 2007 were not material.
          In 2007, Woodbridge performed a review of its fixed assets and determined that certain leasehold improvements were no longer appropriately valued upon vacating the leased space associated with those improvements. Therefore, the leasehold improvements in the amount of $564,000 related to this vacated space were written off in the year ended December 31, 2007.

BFC Financial Corporation
Notes to Consolidated Financial Statements
15.	Real Estate Held for Development and Sale
          Real estate held for development and sale consisted of the following (in thousands):

	December 31,
	2008	2007
Land and land development costs	$221,684	216,090
Construction costs	463	5,426
Capitalized interest and other costs	38,539	35,009
Land held for sale	8,077	13,704

Total	$268,763	270,229

          Real estate held for development and sale consisted of the combined real estate assets of Woodbridge and its subsidiaries as well as BankAtlantic’s residential construction development acquired in 2002. Also included in other real estate held for development and sale is BFC’s unsold land at the commercial development known as Center Port in Pompano Beach, Florida.
BankAtlantic Bancorp
          During the years ended December 31, 2008 and 2007, BankAtlantic Bancorp recorded real estate inventory impairments of $1.2 million and a $5.2 million, respectively, associated with declining fair values of residential real estate. Land held for sale is land BankAtlantic acquired for its store expansion program. In December 2007, BankAtlantic decided to sell this land and transferred the properties from properties held for use to land and facilities held for sale. BankAtlantic evaluates these properties based on updated indicators of value periodically and recognized $2.8 million and $1.1 million of impairments during the years ended December 31, 2008 and 2007, respectively.
Woodbridge
          As of December 31, 2008, inventory of real estate included inventory related to the operations of Woodbridge’s Land Division and Carolina Oak.
          As a result of the various impairment analyses conducted throughout 2008, 2007 and 2006, Woodbridge recorded impairment charges of approximately $3.5 million, $226.9 million and $36.8 million, respectively, in cost of sales of real estate in the years ended December 31, 2008, 2007 and 2006.  During the fourth quarter of 2008, Woodbridge made the decision to suspend the development activities of Carolina Oak and is re-evaluating its alternatives with respect to this entity due to the continued deterioration of the real estate markets.  As a result, Woodbridge re-evaluated its impairment analyses in accordance with SFAS No. 144 and determined that an impairment charge of $3.5 million was required to write the inventory down to its fair value at December 31, 2008. This impairment charge was recorded in Woodbridge’s Other Operations segment.  The impairment charges recorded in 2007 and 2006 related to Levitt and Sons’ inventory of real estate and were recorded in the Primary and Tennessee Homebuilding segments. In addition, included in total impairment charges was approximately $2.4 million in 2008, and $9.3 million in 2007 of impairment charges relating to capitalized interest in Woodbridge’s Other Operations segment in connection with Carolina Oak in 2008 and the projects that Levitt and Sons ceased developing in 2007, respectively.
16.	Capitalized Interest
          The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Interest expense	$162,669	243,439	209,509
Interest capitalized	(11,500)	(46,960)	(42,931)

Interest expense, net	$151,169	196,479	166,578

BFC Financial Corporation
Notes to Consolidated Financial Statements
17.	Investments in Unconsolidated Affiliates
          The consolidated statements of financial condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	December 31,
	2008	2007
Investment in Bluegreen Corporation	$29,789	111,321
Investments in joint ventures	2,973	5,615
BankAtlantic Bancorp investment in statutory business trusts	8,218	8,820
Woodbridge investment in statutory business trusts	406	2,565

	$41,386	128,321

          The consolidated statements of operations include the following amounts for equity (loss) earnings from unconsolidated affiliates (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Earnings from Bluegreen	$13,696	10,275	9,684
Loss from joint ventures	(152)	(51)	(416)
Earnings from statutory trusts	1,520	2,500	1,667

	$15,064	12,724	10,935

          In January 2008, February 2007 and January 2006, BankAtlantic Bancorp recorded a gain of approximately $1.0 million, $1.3 million and $0.6 million, respectively, associated with the sale of the underlying properties in joint ventures. During 2008, BankAtlantic Bancorp liquidated all of its investments in rental real estate joint ventures.
          During the fourth quarter of 2008, Woodbridge determined that the fair value of its investment in unconsolidated trusts, which consists of its common interests in subordinated trust debt securities of approximately $406,000, was less than the carrying value of this investment of $2.6 million primarily due to the deterioration of the market for these instruments and overall economic conditions.  The fair value was assessed using Level 3 inputs as defined by FAS No. 157, whereby Woodbridge’s valuation technique was to measure the fair value based upon the current rates and spreads that were used to value the underlying subordinated trust debt securities which is primarily based upon similarly rated corporate bonds. Woodbridge evaluated its investment for other-than-temporary impairment due to the significance of the carrying value in excess of fair value, and the lack of evidence to support the recoverability of the carrying value in the near future. Therefore, based upon the criteria for other-than-temporary impairment as defined in FSP FAS 115-1/FAS 124-1, Woodbridge determined that an impairment charge of approximately $2.1 million was required at December 31, 2008.
          Investment in Bluegreen
          At December 31, 2008, Woodbridge owned approximately 9.5 million shares of common stock of Bluegreen, representing approximately 31% of Bluegreen’s outstanding common stock.  Woodbridge accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize Woodbridge’s interest in Bluegreen’s earnings or losses.  The difference between a) Woodbridge’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of Woodbridge’s equity in earnings of Bluegreen as reflected in Woodbridge’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock, to adjustments made to Woodbridge’s investment balance related to equity transactions recorded by Bluegreen that effect Woodbridge’s ownership and to the cumulative adjustment discussed below.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Effective January 1, 2006, Bluegreen adopted SOP 04-02.   This Statement amends FAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-02. Bluegreen’s adoption of SOP 04-02 resulted in a one-time, non-cash, cumulative effect of change in accounting principle charge of $4.5 million to Bluegreen for the year ended December 31, 2006, and accordingly reduced the earnings in Bluegreen recorded by Woodbridge by approximately $1.4 million for the same period.
          During 2008, Woodbridge began evaluating its investment in Bluegreen for other-than-temporary impairment in accordance with FSP FAS 115-1/FAS 124-1, APB No. 18 and SAB No. 59 as the fair value of the Bluegreen stock had fallen below the carrying value of Woodbridge’s investment in Bluegreen of approximately $12 per share.  Woodbridge analyzed various quantitative and qualitative factors including Woodbridge’s intent and ability to hold the investment, the severity and duration of the impairment and the prospects for the improvement of fair value. On July 21, 2008, Bluegreen’s Board of Directors entered into a non-binding letter of intent for the sale of Bluegreen’s outstanding common stock for $15 per share to a third party, with a due diligence and exclusivity period through September 15, 2008. This due diligence and exclusivity period was subsequently extended through November 15, 2008.  In October 2008, Bluegreen disclosed that the third party buyer had been unable to obtain the financing necessary to execute a sale transaction, therefore, no assurances could be provided that a sale would be completed. As of December 31, 2008, the exclusivity period had expired and Bluegreen was not able to consummate a sale.
          At September 30, 2008, Woodbridge’s investment in Bluegreen was $114.6 million (net of BFC’s purchase accounting of $4.7 million) compared to the $65.8 million trading value (calculated based upon the $6.91 closing price of Bluegreen’s common stock on the New York Stock Exchange on September 30, 2008).  Woodbridge determined that its investment in Bluegreen was other-than-temporarily impaired due to the severity of the decline in the fair value of the investment, the probability that a sale could not be executed by Bluegreen, and due to the deterioration of the debt and equity markets in the third quarter of 2008.  Therefore, Woodbridge recorded an impairment charge of $53.6 million adjusting the carrying value of its investment in Bluegreen to $65.8 million at September 30, 2008. Additionally, after further evaluation of Woodbridge’s investment in Bluegreen as of December 31, 2008, based on, among other things, the continued decline of Bluegreen’s common stock price and the continued deterioration of the equity markets, Woodbridge determined that an additional impairment of the investment in Bluegreen was appropriate. Accordingly, Woodbridge recorded a $40.8 million impairment charge (calculated based upon the $3.13 closing price of Bluegreen’s common stock on the New York Stock Exchange on December 31, 2008) and adjusted the carrying value of its investment in Bluegreen to $29.8 million. On March 13, 2009, the closing price of Bluegreen’s common stock was $1.12 per share.
          As a result of the step acquisition of Woodbridge shares by BFC in 2007 and the impairment charges taken by Woodbridge in 2008, a basis difference was created between the Company’s investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen of $13.9 million.  Therefore, earnings from Bluegreen will be adjusted each period to reflect the amortization of this basis difference.  As such, an allocation methodology was established by which the basis difference was allocated to the relative fair value of Bluegreen’s underlying assets based upon the position that the basis difference was a reflection of the perceived value of these underlying assets.  The appropriate amortization will be calculated based on the useful lives of the underlying assets and other relevant data associated with each asset category. As such, amortization of $13.9 million was recorded into the Company’s pro rata share of Bluegreen’s net loss for the period ended December 31, 2008.
          The following table shows the reconciliation of earnings in Bluegreen Corporation (in thousands):

December 31,
2008
Prorata share of Bluegreen’s net loss	$(154)
Amortization of basis difference	13,850

Total earnings from Bluegreen Corporation	$13,696

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following table shows the reconciliation of the Company’s prorata share of its net investment in Bluegreen and its investment in Bluegreen after impairment charges (in thousands):

December 31,
2008
Prorata share of investment in Bluegreen Corporation	$115,072
Purchase accounting adjustment (from the step acquisition)	(4,700)
Amortization of basis difference	13,850
Less: Impairment of investment in Bluegreen Corporation	(94,433)

Investment in Bluegreen Corporation	$29,789

          Bluegreen’s condensed consolidated financial statements are presented below:
Condensed Consolidated Balance Sheet
(In thousands)

	December 31,
	2008	2007
Total assets	$1,193,507	1,039,578

Total liabilities	781,522	632,047
Minority interest	29,518	22,423
Total shareholders’ equity	382,467	385,108

Total liabilities and shareholders’ equity	$1,193,507	1,039,578

Condensed Consolidated Statements of Income
(In thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Revenues and other income	$602,043	691,494	671,509
Cost and other expenses	594,698	632,280	609,018

Income before minority interest and provision for income taxes	7,345	59,214	62,491
Minority interest	7,095	7,721	7,319

Income before provision for income taxes	250	51,493	55,172
Provision for income taxes	(766)	(19,567)	(20,861)

(Loss) income before cumulative effect of change in accounting principle	(516)	31,926	34,311
Cumulative effect of change in accounting principle, net of tax	—	—	(5,678)
Minority interest in cumulative effect of change in accounting principle	—	—	1,184

Net (loss) income	$(516)	31,926	29,817

          During the fourth quarter of 2008, Bluegreen recorded $15.6 million in restructuring charges as part of its strategic initiative to conserve cash by reducing overhead and capital spending, among other things. In addition, Bluegreen recorded an $8.5 million impairment charge related to its goodwill.

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp Investment in Statutory Business Trusts
          BankAtlantic Bancorp has investments in thirteen statutory business trusts which were solely formed in connection with BankAtlantic Bancorp’s issuance of its trust preferred securities. The statutory business trusts’ condensed combined statements of financial condition as of December 31, 2008 and 2007 and condensed combined statements of operation for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	As of December 31,
Statement of Financial Condition	2008	2007
Junior subordinated debentures	$294,195	294,195
Other assets	1,035	1,072

Total Assets	$295,230	295,267

Trust preferred securities	$285,375	285,375
Other liabilities	1,035	1,072

Total Liabilities	286,410	286,447

Common securities	8,820	8,820

Total Liabilities and Equity	$295,230	295,267

	For the Years Ended December 31,
Statement of Operations	2008	2007	2006
Interest income from subordinated debentures	$20,197	22,274	20,913
Interest expense	(19,596)	(21,612)	(20,286)

Net income	$601	662	627

          For the years ended December 31, 2008, 2007 and 2006, BankAtlantic Bancorp received dividends from unconsolidated affiliates of $0.6 million, $1.2 million and $1.0 million, respectively.
18.	Deposits
The weighted average nominal interest rate payable on deposit accounts at December 31, 2008 and 2007 was 1.41% and 3.22%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	As of December 31,
	2008		2007
	Amount	Percent	Amount	Percent
Interest free checking	$741,691	18.89%	824,211	20.85%
Insured money fund savings
0.70% at December 31, 2008	427,762	10.89
2.45% at December 31, 2007,			624,390	15.79
NOW accounts
0.50% at December 31, 2008	992,762	25.28
1.50% at December 31, 2007,			900,233	22.77
Savings accounts
0.50% at December 31, 2008	419,494	10.68
1.50% at December 31, 2007,			580,497	14.68

Total non-certificate accounts	2,581,709	65.74	2,929,331	74.09

Certificate accounts:
Less than 2.00%	189,528	4.83	16,261	0.41
2.01% to 3.00%	145,188	3.70	52,435	1.33
3.01% to 4.00%	598,461	15.24	164,744	4.17
4.01% to 5.00%	337,885	8.61	445,498	11.27
5.01% to 6.00%	67,108	1.71	339,625	8.59
6.01% to 7.00%	6	—	32	—

Total certificate accounts	1,338,176	34.09	1,018,595	25.77

Total deposit accounts	3,919,885	99.83	3,947,926	99.86

Premium on brokered deposits	(89)	—	—	—
Interest earned not credited to deposit accounts	6,572	0.17	5,479	0.14

Total	$3,926,368	100.00%	3,953,405	100.00%

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Money fund savings and NOW accounts	$17,783	26,031	20,413
Savings accounts	4,994	12,559	2,936
Certificate accounts — below $100,000	21,195	25,512	23,136
Certificate accounts, $100,000 and above	20,856	21,002	13,048
Less early withdrawal penalty	(565)	(628)	(574)

Total	$64,263	84,476	58,959

          At December 31, 2008, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ended December 31,
Interest Rates	2009	2010	2011	2012	2013	Thereafter
0.00% to 2.00%	$188,928	434	128	—	26	11
2.01% to 3.00%	136,775	6,505	1,342	159	407	—
3.01% to 4.00%	581,465	7,435	3,408	2,718	3,431	4
4.01% to 5.00%	283,391	13,687	6,798	26,576	7,433	—
5.01% to 6.00%	38,579	25,204	699	870	1,757	—
6.01% and greater	6	—	—	—	—	—

Total	$1,229,144	53,265	12,375	30,323	13,054	15

          Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2008
3 months or less	$259,704
4 to 6 months	159,763
7 to 12 months	170,000
More than 12 months	74,232

Total	$663,699

          Included in deposits at December 31, was (in thousands):

	2008	2007
Brokered deposits	$239,888	14,665
Public deposits	243,745	323,879

Total institutional deposits	$483,633	338,544

          As of December 31, 2008, BankAtlantic pledged $109.3 million of securities available for sale against public deposits.

BFC Financial Corporation
Notes to Consolidated Financial Statements
19.	Advances from Federal Home Loan Bank
          At December 31, 2008, the amount of fixed rate FHLB outstanding were (dollars in thousands):

	Weighted	Weighted
	Average	Average
	Maturity	Interest	Outstanding
Advances Maturing During the Year Ended:	Date	Rate	Balance
December 31, 2009	7/10/2009	3.69%	$565,271
December 31, 2010	4/13/2010	2.84%	402,220

Total advances from the FHLB			$967,491

          The average interest rate of FHLB advances outstanding during the year ended December 31, 2008 was 3.59% and the average interest rate on FHLB advances at December 31, 2008 was 3.34%.
          BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years. At December 31, 2008, $1.6 billion of 1-4 family residential loans, $137.3 million of commercial real estate loans and $688 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances. BankAtlantic’s available borrowings under the FHLB line of credit were $672 million as of December 31, 2008.
          During the year ended December 31, 2008, BankAtlantic incurred prepayment penalties of $1.6 million upon the repayment of $692 million of FHLB advances. During the year ended December 31, 2006, BankAtlantic incurred prepayment penalties of $1.5 million upon the repayment of $384 million of FHLB advances and recorded a gain of $1.5 million upon the repayment of $100 million of advances.
20.	Federal Funds Purchased and Treasury Borrowings
          BankAtlantic established $35 million of lines of credit with other banking institutions for the purchase of federal funds. During 2008, BankAtlantic also participated in a treasury tax and loan program (“TTL”) with the Department of Treasury (the “Treasury”) and a term auction facilities program (“TAF”) with the Federal Reserve Board. Under this Treasury program, the Treasury, at its option, can invest up to $50 million with BankAtlantic at a federal funds rate less 25 basis points. BankAtlantic is also eligible to borrow under the Federal Reserve discount window and had no borrowings under this program at December 31, 2008 and 2007.
          At December 31, 2008, BankAtlantic has pledged as collateral for the TAF program $225.4 million of agency securities available for sale, $111.8 million of commercial mortgage loans, and $11.6 million of consumer loans. BankAtlantic pledged $51.4 million of agency securities available for sale as collateral under TTL program. At December 31, 2008 and 2007, the outstanding balance under this TAF program was $236 million and $0, respectively. At December 31, 2008 and 2007 the outstanding balance under this TTL program was $2.3 million and $50 million, respectively.
          BankAtlantic’s available borrowings from lines of credit with other banking institutions and access to Treasury borrowings were $82.7 million as of December 31, 2008.
          The following table provides information on federal funds purchased, TAF and TTL borrowings (dollars in thousands):

	As of December 31,
	2008	2007	2006
Ending balance	$238,339	108,975	32,026
Maximum outstanding at any month end within period	$238,339	175,000	266,237
Average amount outstanding during period	$78,125	115,334	176,237
Average interest cost during period	%2.23	5.17	5.17

BFC Financial Corporation
Notes to Consolidated Financial Statements
21.	Securities Sold Under Agreements to Repurchase
          Securities sold under agreements to repurchase represent transactions where BankAtlantic sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale and investment securities. Customer repurchase agreements are not insured by the FDIC. At December 31, 2008 and 2007, the outstanding balances of customer repurchase agreements were $46.1 million and $58.3 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2008 and 2007. BankAtlantic had $231 million of un-pledged securities that could be sold or pledged for additional repurchase agreement borrowings.
          The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Maximum borrowing at any month-end within the period	$55,179	109,430	202,607
Average borrowing during the period	$63,529	73,848	123,944
Average interest cost during the period	%2.23	4.88	4.83
Average interest cost at end of the period	%0.12	3.46	5.17
          The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2008 (1)
Mortgage-backed securities	$46,689	47,896	41,387	0.12%
REMIC	0	0	0	0.00

Total	$46,689	47,896	41,387	0.00%

December 31, 2007 (1)
Mortgage-backed securities	$30,028	30,251	23,468	3.46%
REMIC	37,796	35,398	27,462	3.46

Total	$67,824	65,649	50,930	3.46%

(1)	At December 31, 2008 and 2007, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
          All repurchase agreements existing at December 31, 2008 matured and were repaid in January 2009. These securities were held by unrelated broker dealers.

BFC Financial Corporation
Notes to Consolidated Financial Statements
22.	Subordinated Debentures, Notes and Bonds Payable, Secured Borrowings, Junior Subordinated Debentures and Other Liabilities
          The following subordinated debentures, notes and bonds payable were outstanding at December 31, 2008 and 2007 (dollars in thousands):

		December 31,		Interest	Maturity
		2008	2007	Rate	Date
BFC borrowings
Revolving Line of Credit			$—	LIBOR +2.80	December 15, 2007
Mortgage payables		8	29	6.00%	June 2009

Total BFC borrowings		8	29

BankAtlantic borrowings
Subordinated debentures (1)		22,000	22,000	LIBOR + 3.45%	November 7, 2012
Mortgage-Backed Bond		864	4,654	(2)	September 30, 2013

Total BankAtlantic borrowings		22,864	26,654

Woodbridge Borrowings
Land acquisition and	(a)	140,034	136,266	From LIBOR	Range from June
development mortgage notes	(e)			+2.5% to Fixed	2011 to October
payable				6.88%	2019

Commercial development	(b)	71,905	76,278	From LIBOR +	Range from June
mortgage notes payable	(e)			1.70% to Prime	2009 to July 2010
Borrowing base facility	(c)	37,458	39,674	Prime	March 2011

Other mortgage notes payable	(d)	11,831	12,027	Fixed 5.47%	April 2015

Development Bonds		3,291	3,350	Fixed from 6% to 6.13%	2035
Other borrowings		381	1,143	Fixed from 2.44% to 9.15%	Range from July 2009 to June 2013

Total Woodbridge borrowings		264,900	268,738

Total		$287,772	295,421

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

(a)	Core Communities’ land acquisition and development mortgage notes payable are collateralized by inventory of real estate and property and equipment with approximate net carrying values aggregating $174.5 million and $159.2 million as of December 31, 2008 and 2007, respectively. Core has a credit agreement with a financial institution which provides for borrowings of up to $88.9 million. This facility matures in June 2011 and has a loan to value limitation of 55%. As of December 31, 2008, $86.9 million was outstanding with no current availability for further borrowing based on available collateral. Core has a credit agreement with a financial institution which provides for borrowings of up to $33.0 million. This facility matures in October 2019. As of December 31, 2008, $23.2 million was outstanding with no current availability for further borrowing based on available collateral. Core has a credit agreement with a financial institution which provides for borrowing of up to $5.0 million. This facility matures in October 2019. As of December 31, 2008, $4.9 million was outstanding, with no current availability for further borrowing based on available collateral. These notes accrue interest, payable monthly, at fixed and varying rates and are tied to various indices as noted above. For certain notes, principal payments are required monthly or quarterly as the note dictates. Core had a $50.0 million revolving credit facility with a loan to value limitation of 75% for construction financing for the development of the Tradition Hilton Head master-planned community which was subsequently modified in 2008 to $25.0 million. This agreement had a provision that required additional principal payments, known as curtailment payments, in the event that actual sales were below the contractual requirements. A curtailment payment of $14.9 million was paid in January 2008. On June 27, 2008, Core modified this loan agreement, terminating the revolving feature of the loan and reducing an approximately $19 million curtailment payment due in June 2008 to $17.0 million, $5.0 million of which was paid in June 2008. The loan was further modified in December 2008, reducing the loan to $25 million, eliminating the curtailment requirements, extending the loan to February 2012 and increasing the rate to Prime Rate plus 1%, with a floor of 5.00%, and the establishment of an interest reserve classified as restricted cash. As of December 31, 2008,

BFC Financial Corporation
Notes to Consolidated Financial Statements

$25.0 million was outstanding, with no current availability for borrowing based on available collateral. The facility is due and payable on February 28, 2012.

(b)	Core Communities has three credit agreements with a financial institution which provide for borrowings of up to $80.3 million. As of December 31, 2008, $71.9 million was outstanding, with no current availability for further borrowing based on available collateral. These credit agreements required debt service coverage ratios of up to 1.15. Core also has a credit agreement with a financial institution which provides for borrowing of up to $64.3 million. This facility matures in June 2009 and, as of December 31, 2008 $58.3 million was outstanding with no current availability for borrowing based on available collateral In July 2008, one of these credit agreements was refinanced by a $9.1 million construction loan. The new loan has an interest rate of 30-day LIBOR plus 210 basis points or Prime Rate, a maturity date of July 2010 with a one year extension subject to certain conditions and has an outstanding balance of $8.9 million at December 31, 2008. In 2008, Core extended the maturity of another $6.9 million credit agreement from June 2008 to June 2010, which had an outstanding balance of $4.7 million at December 31, 2008. These notes accrue interest at varying rates tied to various indices as noted above and interest is payable monthly. For certain notes, principal payments are required monthly. Core Communities’ commercial development mortgage notes payable are collateralized by commercial property with approximate net carrying values aggregating $96.1 million and $103.2 million as of December 31, 2008 and 2007, respectively.

(c)	Levitt and Sons had a $100.0 million revolving working capital, land acquisition, development and residential construction borrowing base facility agreement with 75% loan to value limitation and borrowed $30.2 million under the facility (the “Carolina Oak Loan”). The proceeds were used to finance the inter-company purchase of a 150 acre parcel in Tradition Hilton Head from Core Communities and to refinance a $15.0 million line of credit. In October 2007, in connection with Woodbridge’s acquisition from Levitt and Sons of the membership interests in Carolina Oak, Woodbridge became the obligor for the entire Carolina Oak Loan $34.1 million outstanding balance at the time of acquisition. The Carolina Oak Loan was modified in connection with the acquisition and had an outstanding balance of $37.5 million at December 31, 2008. The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition, Hilton Head which had approximate net carrying values aggregating $27.6 million and $38.5 million as of December 31, 2008 and 2007, respectively. The Carolina Oak Loan is due and payable on March 21, 2011 and may be extended at the lender’s sole discretion on the anniversary date of the facility. Interest accrues at the Prime Rate and is payable monthly. At December 31, 2008, there was no availability to draw on this facility based on available collateral.

(d)	Woodbridge entered into a mortgage note payable agreement with a financial institution in March 2005 to repay the bridge loan used to temporarily fund Woodbridge’s purchase of an office building in Fort Lauderdale. This note payable is collateralized by the office building which had approximate net carrying values aggregating $13.7 million and $14.2 million as of December 31, 2008 and 2007, respectively. The note payable contains a balloon payment requirements of approximately $10.4 million at the maturity date in April 2015. Principal and interest are payable monthly.

(e)	Core Communities’ credit facilities generally require it to maintain minimum net worth and minimum working capital levels, the most restrictive of which is a minimum net worth of $75 million and minimum liquidity of $7.5 million.
          Some of Woodbridge’s subsidiaries have borrowings which contain covenants that, among other things, require the subsidiary to maintain financial ratios and a minimum net worth. These requirements may limit the amount of debt that the subsidiaries can incur in the future and restrict the payment of dividends from its subsidiaries to Woodbridge Holdings Corporation. The loan agreements generally require repayment of specified amounts upon a sale of a portion of the property collateralizing the debt. The land acquisition and development mortgage notes payable, commercial development mortgage notes payable and the borrowing base facility all have loan to value limitations. The commercial development mortgage notes payable also have debt service coverage ratio limitations. At December 31, 2008, Woodbridge was in compliance with all loan agreement financial requirements and covenants. See Note 26 for further information relating on Core’s debt covenants.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          BankAtlantic Bancorp and Woodbridge had the following junior subordinated debentures outstanding at December 31, 2008 and 2007(in thousands):

		December 31,				Beginning
		2008	2007			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate	Date	Date
BBX Capital Trust I(A)	06/26/2007	$25,774	25,774	LIBOR + 1.45%	09/15/2037	09/15/2012
BBX Capital Trust II(A)	09/20/2007	5,155	5,155	LIBOR + 1.50%	12/15/2037	12/15/2012
BBX Capital Trust II	03/05/2002	57,088	57,088	8.50%	03/31/2032	03/31/2007
BBX Capital Trust III	06/26/2002	25,774	25,774	LIBOR + 3.45%	06/26/2032	06/26/2007
BBX Capital Trust IV	09/26/2002	25,774	25,774	LIBOR + 3.40%	09/26/2032	09/26/2007
BBX Capital Trust V	09/27/2002	10,310	10,310	LIBOR + 3.40%	09/30/2032	09/27/2007
BBX Capital Trust VI	12/10/2002	15,450	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
BBX Capital Trust VII	12/19/2002	25,774	25,774	LIBOR + 3.25%	12/19/2032	12/19/2007
BBX Capital Trust VIII	12/19/2002	15,464	15,464	LIBOR + 3.35%	01/07/2033	12/19/2007
BBX Capital Trust IX	12/19/2002	10,310	10,310	LIBOR + 3.35%	01/07/2033	12/19/2007
BBX Capital Trust X	03/26/2003	51,548	51,548	LIBOR + 3.15%	03/26/2033	03/26/2008
BBX Capital Trust XI	04/10/2003	10,310	10,310	LIBOR + 3.25%	04/24/2033	04/24/2008
BBX Capital Trust XII	03/27/2003	15,464	15,464	LIBOR + 3.25%	04/07/2033	04/07/2008

Total BankAtlantic Bancorp		294,195	294,195

Unsecured junior subordinated debentures — Levitt Capital Trust I (“LCT I”)	03/15/2005	23,196	23,196	From fixed 8.11% to LIBOR + 3.85%	03/01/2035	3/15/2010

Unsecured junior subordinated debentures — Levitt Capital Trust II (“LCT II”)	05/04/2005	30,928	30,928	From fixed 8.09% to LIBOR + 3.80%	06/30/2035	05/04/2010

Unsecured junior subordinated debentures — Levitt Capital Trust III (“LCT III”)	06/01/2006	15,464	15,464	From fixed 9.25% to LIBOR + 3.80%	06/30/2036	06/30/2011

Unsecured junior subordinated debentures — Levitt Capital Trust IV (“LCTIV”)	07/18/2006	15,464	15,464	From fixed 9.35% to LIBOR + 3.80%	09/30/2036	09/30/2011

Total Woodbridge		85,052	85,052

Purchase Accounting		(3,143)	(24)

Total Junior Subordinated Debentures		$376,104	379,223

          Annual maturities of junior subordinated debentures and other debt outstanding at December 31, 2008 are as follows (in thousands):

Consolidated
December 31, 2008
Year ended December 31, 2009	$3,575
2010	8,713
2011	188,520
2012	48,309
2013	2,129
Thereafter	412,630

$663,876

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp Junior Subordinated Debentures
          BankAtlantic Bancorp has formed thirteen statutory business trusts (“Trusts”) which were formed for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of BankAtlantic Bancorp. The trust preferred securities are fully and unconditionally guaranteed by BankAtlantic Bancorp. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BankAtlantic Bancorp to purchase junior subordinated debentures from BankAtlantic Bancorp. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. BankAtlantic Bancorp has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. As of December 31, 2008 no interest had been deferred. In February and March 2009, BankAtlantic Bancorp notified the trustees of the junior subordinated debentures that it has elected to defer interest payments for the next regularly scheduled quarterly interest payment dates. The deferral election will begin with respect to regularly scheduled quarterly interest payments aggregating $3.9 million that would otherwise have been made in March and April of 2009. Interest will continue to accrue on the junior subordinated debentures and on the deferred interest and BankAtlantic Bancorp will continue to recognize interest expense in its statement of operations. During the deferral period, distributions will likewise be deferred on the trust preferred securities. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. BankAtlantic Bancorp has the right to redeem the junior subordinated debentures after five years from issuance and in some instances sooner. The redemption of the subordinated debentures is subject to BankAtlantic Bancorp having received regulatory approval, if required under applicable capital guidelines or regulatory policies.
BankAtlantic
          In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The subordinated debentures pay interest quarterly and are currently redeemable at a price based upon then-prevailing market interest rates. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures qualify for inclusion in BankAtlantic’s total risk based capital.
          During the year ended December 31, 2008, the holder of a mortgage-backed bond issued by a financial institution acquired by BankAtlantic agreed to accept a $2.8 million payment for the retirement of $3.1 million in mortgage-backed bonds. Included in the Company’s Consolidated Statement of Operations in Financial Services — cost associated with debt redemption is a $0.3 million gain from the early extinguishment of the mortgage-backed bond. BankAtlantic pledged $3.7 million of residential loans as collateral for the outstanding balance of the mortgage-back bond as of December 31, 2008.
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
Woodbridge Junior Subordinated Debentures
          Woodbridge formed four statutory business trusts which issued trust preferred securities to third parties and trust common securities to Woodbridge and used the proceeds to purchase an identical amount of junior subordinated debentures from Woodbridge. Interest on the junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at the fixed rate as described in the above table until the optional redemption date and thereafter at the floating rate as specified in the above table until the corresponding

BFC Financial Corporation
Notes to Consolidated Financial Statements
scheduled maturity date. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at Woodbridge’s option at any time after five years from the issue date or sooner following certain specified events.
Woodbridge Development Bonds Payable
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
          Core’s bond financing at December 31, 2008 and 2007 consisted of district bonds totaling $218.7 million with outstanding amounts of approximately $130.5 million and $82.9 million, respectively. Further, at December 31, 2008 and 2007, there was approximately $82.4 million and $129.5 million, respectively, available under these bonds to fund future development expenditures. Bond obligations at December 31, 2008 mature in 2035 and 2040.  As of December 31, 2008, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district.  During the years ended December 31, 2008, 2007 and 2006, Core recorded approximately $584,000, $1.3 million and $1.7 million, respectively, in assessments on property owned by it in the districts.   Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold.   In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.  Management of Core has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, Woodbridge records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.   At December 31, 2008 and 2007, the liability related to developer obligations was $3.3 million at each period end associated with Core’s ownership of the property and is recorded in the Consolidated Statements of Financial Condition.
BFC Borrowings
Other Liabilities
          Approximately $4.8 million is included in other liabilities at December 31, 2008 and 2007 representing amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that the Company entered into in 1989 and 1991. The Company is required to repay this obligation as settlement holders submit their claims to the Company. During the years ended December 31, 2008, 2007 and 2006, the Company paid claims of approximately $10,300, $17,900 and $9,900, respectively, related to this obligation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
23.	Stock Based Compensation
BFC’s Stock Option Plans and Restricted Stock
          BFC (without consideration or reference to BankAtlantic Bancorp and Woodbridge) has a stock based compensation plan (the “2005 Stock Incentive Plan”) under which restricted unvested stock, incentive stock options and non-qualifying stock options are awarded. Under the 2005 Stock Incentive Plan, up to 3,000,000 shares of Class A Common Stock may be issued through restricted stock awards and upon the exercise of options granted under the Plan. BFC may grant incentive stock options only to its employees (as defined in the 2005 Stock Incentive Plan). BFC may grant non-qualified stock options and restricted stock awards to directors, independent contractors and agents as well as employees.
          BFC also had a stock based compensation plan (“1993 Plan”) which expired in 2004. No future grants can be made under the 1993 Plan; however, any previously issued options granted under that plan remain effective until either they expire, are forfeited or are exercised. BFC’s 1993 Plan provided for the grant of stock options to purchase shares of BFC’s Class B Common Stock. The 1993 Plan provided for the grant of both incentive stock options and non-qualifying options and the maximum term of the options was ten years.
          Share-based compensation costs are recognized based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeitures rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. BFC based its estimated forfeiture rate of its unvested options on its historical experience.
          Assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 were formulated in accordance with guidance under SFAS 123R and the guidance provided by the Securities and Exchange Commission (“SEC”) in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that volatility should be based on the Company’s Class A Common Stock and derived from historical price volatility using prices for the period after the Class A Common Stock began trading on the NASDAQ National Market (the Class A Common Stock currently trades on Pink Sheets Electronic OTC Markets) through the grant date. The expected term of an option is an estimate as to how long the option will remain outstanding based upon management’s expectation of employee exercise and post-vesting forfeiture behavior. Because there were no recognizable patterns, the simplified guidance in SAB 107 was used to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the term was estimated to be the midpoint of the vesting term and the contractual term. The estimate of a risk-free interest rate is based on the U.S. Treasury implied yield curve in effect at the time of grant with a remaining term equal to the expected term. BFC has never paid cash dividends and does not currently intend to pay cash dividends, and therefore a 0% dividend yield was assumed.
          The option model used to calculate the fair value of the options granted was the Black-Scholes model. The table below presents the weighted average assumptions used to value options granted to employees and non-employee directors. No options were granted to employees for the year ended December 31, 2008.

	Weighted Average
	For the Twelve Months Ended
	December 31,
Employees	2007	2006
Expected volatility	43.05%	44.22%
Expected dividends	0%	0%
Expected term (in years)	7.5	7.5
Average risk-free interest rate	4.94%	5.01%
Option value	$2.34	$3.54

BFC Financial Corporation
Notes to Consolidated Financial Statements

	Weighted Average
	For the Twelve Months Ended
	December 31,
Non-Employees — Directors	2008	2007
Volatility	50.81%	43.05%
Expected dividends	0.00%	0.00%
Expected term (in years)	5.00	5.00
Risk-free rate	3.35%	4.89%
Option value	$0.40	$1.99
          The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2005	5,299,569	$2.92	3.12
Exercised	(3,928,982)	2.32
Forfeited	—	0.00
Expired	—	0.00
Granted	236,500	6.36

Outstanding at December 31, 2006	1,607,087	$4.88	6.25	$—
Exercised	(129,769)	1.45
Forfeited	(18,397)	4.99
Expired	—	0.00
Granted	264,296	4.44

Outstanding at December 31, 2007	1,723,217	$5.07	6.31	$—
Exercised	—	0.00
Forfeited	(30,000)	6.04
Expired	(147,407)	3.68
Granted	252,150	0.83

Outstanding at December 31, 2008	1,797,960	$4.57	6.35	$—

Exercisable at December 31, 2008	881,158	$1.89	5.83	$—

Available for grant at December 31, 2008	2,015,804

          The weighted average grant date fair value of options granted during 2008, 2007 and 2006 was $0.40, $2.34, and $3.54, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $0, $328,000 and $13.6 million, respectively.
          Total unearned compensation cost related to BFC’s unvested stock options was $1.2 million at December 31, 2008. The cost is expected to be recognized over a weighted average period of 1.77 years.
          In 2007, BFC received net proceeds of approximately $188,000 upon the exercise of stock options. In 2006, 1,278,985 shares of BFC Class A Common Stock with a fair value of $7.4 million and 1,068,572 shares of BFC Class B Common Stock with a fair value of $5.9 million, were accepted by BFC as consideration for the exercise price of stock options and optionees’ minimum statutory withholding taxes related to option exercises. No options were exercised for the year ended December 31, 2008.
          In accordance with SFAS 123R, excess tax benefits are recognized in the financial statements upon actual realization of the related tax benefit. At December 31, 2008, BFC’s excess tax benefit of approximately $4.7 million was not recognized and will not be recognized until such deductions are utilized to reduce taxes payable.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following is a summary of BFC’s restricted stock activity:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2005	11,262	$5.52
Granted	30,028	6.66
Vested	(26,276)	6.29
Forfeited	—	—

Outstanding at December 31, 2006	15,014	$6.65
Granted	22,522	4.44
Vested	(28,152)	3.71
Forfeited	—	—

Outstanding at December 31, 2007	9,384	$5.62
Granted	120,480	0.83
Vested	(79,664)	0.60
Forfeited	—	—

Outstanding at December 31, 2008	50,200	$1.26

          BFC recognized vested restricted stock compensation cost of approximately $100,000, $158,000 and $200,000 for the years ended December 31, 2008, 2007 and 2006 respectively.
          In June 2008, the Board of Directors granted to non-employee directors 120,480 shares of restricted stock under the 2005 Stock Incentive Plan. Restricted stock was granted in Class A Common Stock and vests monthly over the twelve-month service period. The fair value of the 120,480 shares of restricted stock granted on June 2, 2008 was approximately $100,000, and the cost is expected to be recognized over the 12 month service period from June 2008 through May 2009.
BankAtlantic Bancorp Restricted Stock and Stock Option Plan:

	Stock Option Plans
	Maximum	Shares	Class of	Vesting	Type of
	Term	Authorized (3)	Stock	Requirements	Options (2)
1996 Stock Option Plan	10 years	449,219	Class A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	172,500	Class A	(1)	NQ
1999 Stock Option Plan	10 years	172,500	Class A	(1)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	340,830	Class A	immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	783,778	Class A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	1,200,000	Class A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the BankAtlantic Bancorp Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option

NQ — Non-qualifying Stock Option

(3)	During 2001 all shares remaining available for grant under all stock options plans except the 2001 stock option plan were canceled. During 2005 all shares remaining available for grant under the 2001 stock option plan were canceled.

(4)	The 2005 Restricted Stock and Option Plan provides that up to 1,200,000 shares of BankAtlantic Bancorp Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following is a summary of BankAtlantic Bancorp’s Class A restricted stock activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2005	26,527	$40.00
Vested	(6,965)	55.60
Forfeited	—	—
Granted	6,278	73.68

Outstanding at December 31, 2006	25,840	43.95
Vested	(7,583)	48.93
Forfeited	—	—
Granted	12,432	42.18

Outstanding at December 31, 2007	30,689	42.01

Vested	(10,295)	33.77
Forfeited	—	—
Granted	5,455	9.70

Outstanding at December 31, 2008	25,849	$38.47

          As of December 31, 2008, approximately $0.7 million of total unrecognized compensation cost was related to non-vested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.4 million and $0.6 million, respectively.
          BankAtlantic Bancorp formulated its assumptions used in estimating the fair value of its employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the SEC in Staff Accounting Bulletin No. 110 (“SAB 110”). As part of this assessment, management determined that the historical volatility of BankAtlantic Bancorp’s stock should be adjusted to reflect the spin-off of Levitt Corporation (“Levitt”) on December 31, 2003 because BankAtlantic Bancorp’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed BankAtlantic Bancorp’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that BankAtlantic Bancorp’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management estimates BankAtlantic Bancorp’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of BankAtlantic Bancorp’s historical data for the years ended December 31, 2007 and 2006. During the year ended December 31, 2008, BankAtlantic Bancorp’s stock price exhibited higher volatility than its peer group. As a consequence, BankAtlantic Bancorp began using its historical volatility as an indicator of future volatility. As part of its adoption of SFAS 123R, BankAtlantic Bancorp examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, BankAtlantic Bancorp could not identify any employee population patterns in the exercise of its options. As such, BankAtlantic Bancorp used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
          The table below presents the weighted average assumptions used to value options granted to BankAtlantic Bancorp employees and directors.

	Weighted Average
	2008	2007	2006
Volatility	46.09%	29.44%	31.44%
Expected dividends	1.03%	1.75%	1.03%
Expected term (in years)	5.00	7.23	7.45
Risk-free rate	3.29%	4.92%	5.19%

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2005	1,207,851	$45.40	5.7
Exercised	(291,948)	20.65
Forfeited	(51,955)	67.90
Expired	(6,420)	46.49
Granted	190,254	73.75

Outstanding at December 31, 2006	1,047,782	56.45	6.4
Exercised	(88,227)	27.75
Forfeited	(75,486)	67.95
Expired	(15,820)	59.25
Granted	196,249	46.79

Outstanding at December 31, 2007	1,064,498	56.17	6.2
Exercised	(6,630)	15.60
Forfeited	(126,678)	74.81
Expired	(111,526)	30.50
Granted	75,954	9.70

Outstanding at December 31, 2008	895,618	53.09	5.8	$—

Exercisable at December 31, 2008	441,589	$31.87	4.4	$—

Available for grant at December 31, 2008	704,726

          The weighted average grant date fair value of options granted during the years 2008, 2007 and 2006 was $3.95, $16.00, and $29.95, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $25,000, $2.1 million and $14.0 million, respectively.
          Total unearned compensation cost related to BankAtlantic Bancorp’s nonvested Class A common stock options was $4.3 million at December 31, 2008. The cost is expected to be recognized over a weighted average period of 2.2 years.
          Included in the Company’s Statement of Operations in Financial Services compensation expense was $1.8 million, $4.5 million and $5.1 million of share-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. The recognized tax benefit associated with the compensation expense was $0, $1.8 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Woodbridge Restricted Stock and Stock Option Plan
          On May 11, 2004, Woodbridge’s shareholders approved the 2003 Levitt Corporation Stock Incentive Plan. In March 2006, subject to shareholder approval, the Board of Directors of Woodbridge approved the amendment and restatement of Woodbridge’s 2003 Stock Incentive Plan to increase the maximum number of shares of Woodbridge’s Class A common stock, $0.01 par value, that may be issued for restricted stock awards and upon the exercise of options under the plan from 1,500,000 to 3,000,000 shares. Woodbridge’s shareholders approved the Amended and Restated 2003 Stock Incentive Plan (“Incentive Plan”) on May 16, 2006.
          The maximum term of options granted under the Incentive Plan is 10 years. The vesting period for each grant is established by Woodbridge’s Compensation Committee of the Board of Directors. The vesting period for employees is generally five years utilizing cliff vesting. All options granted to directors vest immediately. Option awards issued to date become exercisable based solely on fulfilling a service condition. Since the inception of the Incentive Plan there have been no expired stock options.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Stock option activity under the Incentive Plan for the years ended December 31, 2007 and 2008 was as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2006	378,521	$103.65		$—
Granted	150,489	45.92		—
Exercised	—	—		—
Forfeited	156,478	88.56		—

Options outstanding at December 31, 2007	372,532	$86.66	8.00 years	—
Granted	36,398	6.70		—
Exercised	—	—		—
Forfeited	90,459	81.85		—

Options outstanding at December 31, 2008	318,471	$78.89	7.19 years	$—

Options exercisable at December 31, 2008	69,822	$40.20	8.36 years	$—

Stock options available for equity compensation grants at December 31, 2008	281,529

          The fair value for these options was estimated at the date of the grant using the following assumptions:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006
Expected volatility	65.47%	40.05% - 52.59%	37.37% - 39.80%
Expected dividend yield	0.00%	0.00% - 0.83%	0.39% - 0.61%
Risk-free interest rate	4.16%	4.58% - 5.14%	4.57% - 5.06%
Expected life	5 years	5 - 7.5 years	5 - 7.5 years
Forfeiture rate — executives	5%	5%	5%
Forfeiture rate — non-executives	—	10%	10%
          Expected volatility is based on the historical volatility of Woodbridge’s stock. Due to the short period of time Woodbridge has been publicly traded, the historical volatilities of similar publicly traded entities are reviewed to validate Woodbridge’s expected volatility assumption. The expected dividend yield is based on an expected quarterly dividend. Historically, forfeiture rates were estimated based on historical employee turnover rates. In 2007, there were substantial forfeitures as a result of the reductions in force related to the bankruptcy of Levitt and Sons. See Note 6 for further explanation. As a result, Woodbridge adjusted their stock compensation to reflect actual forfeitures. In accordance with SFAS No. 123R, companies are required to adjust forfeiture estimates for all awards with performance and service conditions through the vesting date so that compensation cost is recognized only for awards that vest. During the year ended December 31, 2008, there were substantial pre-vesting forfeitures as a result of the reductions in force related to Woodbridge’s restructurings and the bankruptcy of Levitt and Sons. In accordance with SFAS No. 123R, pre-vesting forfeitures result in a reversal of compensation cost whereas a post-vesting cancellation would not.
          Non-cash stock compensation expense for the years ended December 31, 2008, 2007 and 2006 related to unvested stock options amounted to $840,000, $1.9 million and $3.1 million, respectively, with an expected or estimated income tax benefit of $548,000, $578,000 and $849,000 respectively. Non-cash stock compensation expense for the years ended December 31, 2008 and December 31, 2007 include $2.1 million and $3.5 million, respectively, of amortization of stock option compensation offset by $1.3 million and $1.6 million, respectively of a reversal of stock compensation previously expensed related to forfeited options. Additionally during 2007, Woodbridge recorded $231,000 of tax benefit related to employees exercising stock options to acquire shares of

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp’s Class A common stock which was granted to Woodbridge’s employees before Woodbridge was spun off from Bancorp.
          At December 31, 2008, Woodbridge had approximately $2.4 million of unrecognized stock compensation expense related to outstanding stock option awards which is expected to be recognized over a weighted-average period of 2.3 years.
          A summary of Woodbridge’s non-vested stock option activity for the years ended December 31, 2007 and 2008 was as follows:

		Weighted Average	Weighted Average
		Grant Date	Remaining	Aggregate Intrinsic
	Number of Options	Fair Value	Contractual Term	Value (in thousands)
Non-vested at December 31, 2006	358,660	$103.97		$—
Grants	150,489	45.92		—
Vested	13,563	45.80		—
Forfeited	156,478	88.56		—

Non-vested at December 31, 2007	339,108	87.64	7.98 years	—
Grants	36,398	6.70		—
Vested	36,398	6.70		—
Forfeited	90,459	81.85		—

Non-vested at December 31, 2008	248,649	$89.75	6.86 years	$—

          Woodbridge also grants shares of restricted Class A Common Stock, valued based on the market price of such stock on the date of grant. Restricted stock is issued primarily to Woodbridge’s directors and typically vests in equal monthly installments over a one-year period. Compensation expense arising from restricted stock grants is recognized using the straight-line method over the vesting period. Unearned compensation for restricted stock is a component of additional paid-in capital in shareholders’ equity in the consolidated statements of financial condition. During the year ended December 31, 2007, Woodbridge granted 1,529 restricted shares of Class A common stock to non-employee directors under the Incentive Plan, having a market price on the date of grant of $45.80 per share. During the year ended December 31, 2008, Woodbridge granted 31,345 restricted shares of Class A common stock to non-employee directors under the Incentive Plan, having a market price on the date of grant of $6.70 per share. The restricted stock vests monthly over a 12 month period. Non-cash stock compensation expense for the years ended December 31, 2008, 2007 and 2006 related to restricted stock awards amounted to $152,000, $81,000 and $150,000, respectively.
24. Pension, Profit Sharing Plan, 401(k) Plans and Deferred Retirement Agreement
BFC
BFC Defined Contribution 401(k) Plan
          During 2006, the BFC 401(k) Plan was merged into the BankAtlantic Security Plus 401(k) Plan. The BankAtlantic 401(k) Plan is a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed 90 days of service and have reached the age of 18 are eligible to participate. During 2008 and 2007, employer match was 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. During the years ended December 31, 2008 and 2007, the Company’s contributions amounted to $118,000 and $146,000, respectively.
BFC Deferred Retirement Agreement
          On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of $5,672 beginning January 1, 2010, regardless of his actual retirement date. Mr. Gilbert retired as Chief Financial

BFC Financial Corporation
Notes to Consolidated Financial Statements
Officer on March 29, 2007. On September 13, 2005, as actuarially determined, BFC recorded the present value of the retirement benefit payment in the amount of $482,444 based upon the monthly retirement benefit of $5,672 payable as a life annuity with 120 payments at 6.5% interest. The interest on the retirement benefit is recognized monthly as compensation expense. At December 31, 2008 and 2007, the deferred retirement obligation balance was approximately $599,000 and $561,000, respectively, which represents the present value of accumulated benefit obligation and is included in Other Liabilities in the Company’s consolidated statements of financial condition. The compensation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $38,000, $35,000 and $33,000, respectively, and is included in BFC Activities Employee Compensation and Benefits in the Company’s consolidated statements of operations.
BankAtlantic Bancorp
Defined Benefit Pension Plan:
          At December 31, 1998, BankAtlantic froze its defined benefit pension plan (the “Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested. BankAtlantic Bancorp is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.
          The following tables set forth BankAtlantic Plan’s change in benefit obligation and change in Plan assets at December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Change in benefit obligation
Benefit obligation at the beginning of the year	$28,918	29,620
Interest cost	1,720	1,656
Actuarial loss (gain)	1,549	(1,403)
Benefits paid	(1,037)	(955)

Projected benefit obligation at end of year	31,150	28,918

Change in plan assets
Fair value of Plan assets at the beginning of year	29,104	28,626
Actual return on Plan assets	(10,146)	1,433
Employer contribution	—	—
Benefits paid	(1,037)	(955)

Fair value of Plan assets as of actuarial date	17,921	29,104

Funded status at end of year	$(13,229)	186

          Included in the Company’s Statement of Financial Condition in other liabilities as of December 31, 2008 was $13.2 million representing the under-funded pension plan amount as of that date. Included in other assets as of December 31, 2007 was $0.2 million representing the over-funded pension plan amount as of that date.
          Amounts recognized in BankAtlantic Bancorp accumulated other comprehensive income without consideration to BFC’s noncontrolling interest consisted of (in thousands):

	As of December 31,
	2008	2007	2006
Net comprehensive loss	$19,690	3,915	4,493

          Other information about the Plan is as follows (in thousands):

	As of December 31,
	2008	2007
Projected benefit obligation	$31,150	28,918
Accumulated benefit obligation	31,150	28,918
Fair value of plan assets	17,921	29,104

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The table below provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income excluding BFC’s noncontrolling interest (in thousands):

	For the Years Ended
	2008	2007	2006
Interest cost on projected benefit obligation	$1,719	1,656	1,624
Expected return on plan assets	(2,430)	(2,396)	(2,190)
Amortization of unrecognized net gains and losses	463	501	933

Net periodic pension (income) expense (1)	$(248)	(239)	367

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Change in funding status	(13,415)	1,180	2,236
Change in deferred tax assets	(2,112)	(363)	(1,204)

Total recognized net periodic benefit cost and other comprehensive income	$(15,775)	578	1,399

(1)	The estimated net loss for the Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.6 million.
          The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended
	December 31,
	2008	2007	2006
Weighted average discount rate used to determine benefit obligation	6.00%	6.00%	5.75%
Weighted average discount rate used to to determine net periodic benefit cost	6.00%	5.75%	5.50%
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50%
          Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds. The interest rates of high quality corporate bonds remained unchanged from December 31, 2007. The increase in the discount rate at December 31, 2007 reflects higher corporate bond rates at December 31, 2007 compared to corporate bond rates at December 31, 2006. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2008. BankAtlantic did not make any contributions to its Plan during the years ended December 31, 2008, 2007 and 2006. BankAtlantic will be required to contribute $1.6 million to its Plan for the year ended December 31, 2009.
          The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2008, 3.3% of the Plan’s assets were invested in the aggressive growth category.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The Plan’s targeted asset allocation was 72% equity securities, 25% debt securities and 3% cash during the year ended December 31, 2008. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.
          The fair values of the Plan’s assets by asset category are as follows (in thousands):

Quoted Prices
In Active Markets
for Identical
Assets
Asset Category	(Level 1)
Cash	$382
Mutual Funds: (1)
US Large Cap Growth	1,581
US Large Cap Value	758
US Large Cap Blend	1,680
US Mid-Cap Growth	450
US Mid-Cap Value	811
US Mid-Cap Blend	638
International Equity	2,784
Balanced	8,235
Common Stock (2)	602

Total pension assets	$17,921

(1)	The Plan maintains diversified mutual funds in order to diversify risks and reduce volatility while achieving the targeted asset mix.

(2)	This category invests in aggressive growth common stocks.
          The pension assets were measured using the market valuation technique with level 1 input. Quotes market prices are available for identical securities for the mutual funds and common stock and all the pension assets trade in active markets.
               The following benefit payments are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2009	$1,269
2010	1,480
2011	1,515
2012	1,570
2013	1,659
Years 2014-2018	9,847
Defined Contribution 401(k) Plan:
          The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Employee salary contribution Limit (1)	$15.5	15	15
Percentage of salary limitation	75%	75%	75%
Total match contribution (2)	$2,551	2,930	2,461
Vesting of employer match	Immediate	Immediate	Immediate

(1)	For the year ended December 31, 2008, employees over the age of 50 were entitled to contribute $20,500. For each of the years in the two year period ended December 31, 2007, employees over the age of 50 were entitled to contribute $20,000.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp Profit Sharing Plan and 2008 Expense Reduction Initiative
          BankAtlantic Bancorp established the Profit Sharing Stretch Plan for all employees of BankAtlantic Bancorp and its subsidiaries. The profit sharing awards were paid in cash quarterly during the years ended December 31, 2007 and 2006 and these awards were subject to achieving specific performance goals. During the year ended December 31, 2008, BankAtlantic Bancorp replaced the profit sharing plan with the 2008 Expense Reduction Initiative for all non-executive employees of BankAtlantic Bancorp and its subsidiaries. The awards were subject to achieving certain expense reduction targets. Included in Financial Services — employee compensation and benefits in the consolidated statement of operations during the years ended December 31, 2008, 2007 and 2006 was $2.2 million, $2.0 million and $4.4 million, respectively, of expenses associated with these plans.
Woodbridge
          Woodbridge has a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2008, 2007, and 2006, Woodbridge’s contributions to the plan amounted to $302,000, $1.1 million, and $1.3 million, respectively. These amounts are included in Real Estate Development — selling, general and administrative expenses in the accompanying consolidated statements of operations.

BFC Financial Corporation
Notes to Consolidated Financial Statements
25.	Income Taxes
          The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Continuing operations	$15,763	(69,012)	(530)
Discontinued operations	—	(3,472)	(8,957)
Extraordinary items	—	1,509	—

Total provision (benefit) for income taxes	$15,763	(70,975)	(9,487)

Continuing operations:
Current:
Federal	$(2,880)	(33,941)	13,511
State	(1)	2	946

	(2,881)	(33,939)	14,457

Deferred:
Federal	14,308	(28,281)	(13,977)
State	4,336	(6,792)	(1,010)

	18,644	(35,073)	(14,987)

Provision (benefit) for income taxes	$15,763	(69,012)	(530)

          The Company’s actual provision (benefit) for income taxes from continuing operations differ from the Federal expected income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2008 (1)		2007 (1)		2006 (1)
Income tax provision at expected federal income tax rate of 35%	$(115,309)	(35.00)%	$(112,377)	(35.00)%	$4,263	35.00%
Increase (decrease) resulting from:
Taxes related to subsidiaries not consolidated for income tax purposes	(43,000)	(13.05)	(16,263)	(5.07)	1,508	12.38
Provision (benefit) for state taxes, net of federal effect	(12,949)	(3.93)	(14,510)	(4.52)	(939)	(7.71)
Increase in valuation allowance	190,516	57.83	77,586	24.16	1,694	13.91
Expired NOLs	1,281	0.39	1,595	0.50	—
Loss from Levitt and Sons	(20,981)	(6.37)	—	—
Goodwill impairment adjustment	16,899	5.13	—	—	458	3.76
Tax-exempt interest income	(152)	(0.05)	(4,180)	(1.30)	(5,110)	(41.96)
Other — net	(542)	(0.15)	(863)	(0.27)	(2,404)	(19.74)

Provision for income taxes	$15,763	4.78%	$(69,012)	(21.49)%	$(530)	(4.35)%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interest.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	$49,642	38,786	20,546
Federal and State net operating loss carryforward	141,113	51,645	30,191
Investment in Levitt and Sons	46,393	68,339	—
Compensation expensed for books and deferred for tax purposes	779	410	13,099
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	1,204	2,358	6,579
Real estate valuation	1,295	—	12,889
Accumulated other comprehensive income	2,906	—	896
Share based compensation	3,982	3,073	1,922
Income recognized for tax purposes and deferred for financial statement purposes	7,510	7,228	6,949
Investment in securities	5,965	—	—
Investment in Bluegreen	11,135	—	—
Other	10,337	8,715	5,000

Total gross deferred tax assets	282,261	180,554	98,071
Valuation allowance	(272,765)	(84,028)	(5,035)

Total deferred tax assets	9,496	96,526	93,036

Deferred tax liabilities:
Subsidiaries not consolidated for income tax purposes	—	39,592	55,404
Investment in Bluegreen	—	21,768	19,501
Deferred loan income	1,468	1,993	1,956
Purchase accounting adjustments	427	2,830	1,929
Accumulated other comprehensive income	—	3,618	853
Prepaid pension expense	2,625	2,530	2,438
Property and equipment	3,073	3,789	3,670
Other	1,903	4,077	1,518

Total gross deferred tax liabilities	9,496	80,198	87,269

Net deferred tax asset	—	16,329	5,768
Less net deferred tax asset at beginning of period	(16,329)	(5,768)	10,693
Net deferred tax liability acquired due to purchase accounting	(39)	1,866	—
Implementation of FIN 48	—	(1,798)	—
Increase (decrease) in deferred tax liability from subsidiaries other capital transactions	2,009	14	(177)
Reduction in deferred tax asset associated with Stifel Ryan Beck	—	16,593	—
(Decrease) increase in BFC’s accumulated other comprehensive income	(981)	95	580
Increase in Woodbridge’s accumulated other comprehensive income	—	894	600
(Decrease) increase in BankAtlantic Bancorp accumulated other comprehensive income	(3,304)	4,200	3,161

(Provision) benefit for deferred income taxes	(18,644)	32,424	20,625
Less: Provision (benefit) for deferred income taxes - discontinued operations	—	1,139	(5,638)
Less: Provision for deferred income taxes - extraordinary income	—	1,509	—

Provision (benefit) for deferred income taxes — continuing operations	$(18,644)	35,073	14,987

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Balance, beginning of period	$84,028	5,035	3,341
Other comprehensive loss	(2,538)	—	—
Increase in deferred tax valuation allowance	190,516	77,586	1,694
Increase in deferred tax allowance — paid in capital	759	1,407	—

Balance, end of period	$272,765	84,028	5,035

          In accordance with SFAS No. 109, BFC and its subsidiaries, BankAtlantic Bancorp and Woodbridge, evaluated their deferred tax assets to determine if valuation allowances were required. In the evaluation, management considers taxable loss carry back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a more likely than not standard. Based on evaluations, deferred tax valuation allowances of $28.3 million, $90.3 million and $154.1 million were established against the BFC, BankAtlantic Bancorp and Woodbridge, respectively, net deferred tax assets as of December 31, 2008. The deferred tax asset valuation would be reversed when each of the companies and their respective subsidiaries generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.
          At December 31, 2007 and 2006, Woodbridge established a valuation allowance of $78.6 million and $0, respectively. BankAtlantic Bancorp established a valuation allowance of $5.4 million and $4.6 million during the years ended December 31, 2007 and 2006, respectively, as it was BankAtlantic Bancorp management’s assessment that certain State net operating loss (“NOL”) carry-forwards included in deferred tax assets will not be realized. BankAtlantic Bancorp files separate State income tax returns in each State jurisdiction. Certain of BankAtlantic Bancorp’s subsidiaries have incurred significant taxable losses for sustained periods. As a consequence, management believed that it was more-likely-than-not that the State NOL carry forwards associated with these companies will not be realized. BankAtlantic Bancorp’s deferred tax assets of approximately $7.2 million for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carry-backs to the 2006 tax year. As of December 31, 2008, deferred tax assets includes $98.6 million of BankAtlantic Bancorp’s federal income tax net operating loss carry-forwards that expire in 2028 and $355.8 million of state net operating loss carry forwards that expire from 2016 through 2028.
          Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2008, BankAtlantic had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed
          BankAtlantic Bancorp and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. BankAtlantic Bancorp’s income tax returns for all years subsequent to the 2003 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. BankAtlantic Bancorp’s 2005 and 2007 federal income tax returns are currently under examination by the Internal Revenue Service. No other income tax filings are under examination by any other taxing authority
          Woodbridge valuation allowances of $154.1 million and $78.6 million at December 31, 2008 and 2007, respectively, have been established due to Woodbridge’s significance losses, including losses generated by Levitt and Sons, and significant uncertainties regarding its ability to realize these assets. Woodbridge will be required to update its estimates of future taxable income based upon additional information management obtains and will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis. As of December 31, 2008, Woodbridge had federal and Florida NOL carryforwards of approximately $191.6 million and $191.2 million, respectively which expire through the year 2028. Woodbridge has established a valuation allowance for its entire

BFC Financial Corporation
Notes to Consolidated Financial Statements
deferred tax assets, net of the deferred tax liabilities. Of the total net operating loss carryforwards, approximately $131.8 million were generated by Levitt and Sons after filing for Bankruptcy protection.
          In August of 2008, Woodbridge received $29.7 million from the Internal Revenue Service (IRS) in connection with the filing of a refund claim for the carry back to 2005 and 2006 of tax losses incurred in 2007.
          Woodbridge is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Woodbridge is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years before 2005. The IRS commenced an examination of Woodbridge’s U.S. income tax return for 2004 in the fourth quarter of 2006 and completed its examination in the first quarter of 2008. The conclusion of the examination resulted in a small refund expected to be received in the second quarter of 2008 and will have an immaterial effect on Woodbridge’s results of operations or financial condition. On January 8, 2009, Woodbridge receive a letter from the IRS that Woodbridge and its subsidiaries has been selected for an examination of the tax periods ending December 31, 2005, 2006 and 2007 in connection with the 2007 tax refund claim. The IRS examination process is in the early planning stage.
          BankAtlantic Bancorp and Woodbridge are not included in the Company’s consolidated tax return. BankAtlantic Bancorp and Woodbridge each file their own consolidated tax return and accordingly BFC’s deferred tax assets and liabilities, including net operating loss (“NOLs”) carryforwards are specific to BFC and may not be utilized by BankAtlantic Bancorp and Woodbridge. At December 31, 2008, the Company (excluding BankAtlantic Bancorp and Woodbridge) had estimated state and federal net operating loss (NOL) carryforwards as follows for which a valuation allowance was established at December 31, 2008 (in thousands):

Expiration Year	State	Federal
2011	$1,662	1,831
2012	669	984
2021	806	1,422
2022	824	1,515
2023	2,008	3,792
2024	28,059	34,714
2025	4,964	5,797
2026	18,497	18,531
2027	6,835	6,843
2028	4,748	4,754

Totals	$69,072	80,183

          The Company’s NOL carryforwards include approximately $12.3 million that are attributed to the exercise of stock options since SFAS 123R was adopted. In accordance with SFAS 123R, excess tax benefits are recognized in the financial statements upon actual realization of the related tax benefit. At December 31, 2008, BFC’s excess tax benefit of approximately $4.7 million was not recognized and will not be recognized until such deductions are utilized to reduce taxes payable.
          BFC’s shift in business strategy, coupled with more recent economic developments caused the Company to reconsider its previously disclosed tax planning strategy wherein the Company had intended to sell BankAtlantic Bancorp Class A Common Stock in order to generate sufficient taxable income to utilize expiring NOLs. Because BFC believes that its best long term potential is more likely to occur through the growth of the companies it controls, BFC’s current business strategy is to hold its investment in BankAtlantic Bancorp indefinitely and no longer intends to pursue such a tax planning strategy. Accordingly, based on the Company’s change in intent as to the expected manner of recovery of its investment in BankAtlantic Bancorp, the Company reversed its deferred tax liability of $29.3 million during the quarter ended September 30, 2008. BFC has the ability and intent to increase its ownership in BankAtlantic Bancorp to a level sufficient to effectuate a tax-free transaction.
          The Company also concluded that a valuation allowance was required because based on available evidence it was determined that it is more likely than not that all or some portion of the deferred tax asset will not be realized, and BFC is not generating sufficient taxable income to utilize the benefit of the deferred tax asset. Therefore, the Company established a valuation allowance of approximately $28.3 million in 2008.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company (without consideration of BankAtlantic Bancorp and Woodbridge) had no significant adjustment upon the adoption of this interpretation. The Company’s interest in cumulative adjustments associated with the implementation of FIN 48 by BankAtlantic Bancorp and Woodbridge increased the Company’s retained earnings opening balance and decreased liabilities in the aggregate amount of $121,000. These cumulative-effect adjustments represent the difference between the amount of tax benefits required to be recognized based on the application of FIN 48 and the amount of tax benefits recognized prior to the application of FIN 48.
          A reconciliation of the beginning and ending amount of unrecognized tax benefits primarily associated with BankAtlantic Bancorp and Woodbridge is as follows (in thousands):

	For the Years Ended
	December 31,
	2008	2007
Balance as of beginning of period	$2,559	2,185
Additions based on tax positions related to current year	542	1,322
Additions based on tax positions related to prior year	74	88
Lapse of Statute of Limitations	(575)	—
Reductions of tax positions for prior years	(29)	(1,036)

Balance as of end of period	$2,571	2,559

          The recognition of these unrecognized tax benefits of approximately $2.6 million and $2.6 million would result in a 0.14% and 0.14% decrease in the Company’s consolidated effective tax rates for the years ended December 31, 2008 and 2007, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense
26. Commitments and Contingencies
          The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. At December 31, 2008, the approximate minimum future rentals under such leases, from continuing operations, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2009	10,503
2010	8,972
2011	7,382
2012	6,404
2013	5,947
Thereafter	69,687

Total	$108,895

          The Company incurred rent expense from continuing operations, for the periods shown (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Rental expense for premises and equipment	$14,407	16,191	13,037

          In the normal course of its business, BankAtlantic is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit

BFC Financial Corporation
Notes to Consolidated Financial Statements
and for standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
          Commitments and financial instruments with off-balance sheet risk were (in thousands):

	December 31,	December 31,
	2008	2007
BFC Activities
Guaranty agreements	$38,000	59,112
Financial Services
Commitments to sell fixed rate residential loans	25,304	21,029
Commitments to sell variable rate residential loans	—	1,518
Commitments to purchase variable rate residential loans	—	39,921
Commitments to purchase fixed rate residential loans	—	21,189
Commitments to originate loans held for sale	21,843	18,344
Commitments to originate loans held to maturity	16,553	158,589
Commitments to extend credit, including the undisbursed portion of loans in process	597,739	992,838
Standby letters of credit	20,558	41,151
Commercial lines of credit	66,954	96,786
Real Estate Development
Continued Agreement of Indemnity- surety bonds	19,900	19,100
Royalty fee license agreement	923	1,100
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
          A wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”) has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida, and in connection with the purchase of such office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 35.4% of the current indebtedness of the property, with the guarantee to be partially reduced in the future based upon the performance of the property.
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 19.5% of the current indebtedness collateralized by the commercial properties.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Other than these guarantees, the remaining instruments indicated in the table are direct commitments of BankAtlantic Bancorp or Woodbridge.
Financial Services
          Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $195.2 million of commitments to extend credit at a fixed interest rate and $440.9 million of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $14.1 million at December 31, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.4 million at December 31, 2008. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2008 was $20,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
          BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $68.1 million and $53.0 million at December 31, 2008 and 2007, respectively.
          As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2008 BankAtlantic was in compliance with this requirement, with an investment of approximately $54.6 million in stock of the FHLB of Atlanta.
          Pursuant to the Ryan Beck sale agreement BankAtlantic Bancorp agreed to indemnify Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $3 million with a $20 million limitation on the indemnity. Stifel recently indicated that it believes the threshold for such obligation have been met and BankAtlantic Bancorp has requested information from Stifel in order to determine if any amounts might be owed. Based on the information provided by Stifel, management of BankAtlantic Bancorp believes that the obligation, if any, under the Stifel indemnity will not have a material impact on BankAtlantic Bancorp’s financial statements. The indemnified losses include federal taxes and litigation claims.
          BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2008 BankAtlantic was secondarily liable for $11.5 million of lease payments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans. BankAtlantic recognized a lease guarantee obligation upon the execution of the lease assignment and included in other liabilities at December 31, 2008 was $0.2 million of unamortized lease guarantee obligations.
          The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. The FDIC has proposed to adjust, and in certain instances increase, insurance assessment rates for quarters beginning on or after April 1, 2009 as well as impose a special assessment payable September 30, 2009.

BFC Financial Corporation
Notes to Consolidated Financial Statements
While the special assessment is under continued discussion, increases in deposit insurance premiums would have an adverse effect on our earnings.
Real Estate Development
          Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), has an existing advertising agreement with the operator of a Major League Baseball team pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. The initial term of the agreement terminates on December 31, 2013; provided, however, upon payment of a specified buy-out fee and compliance with other contractual procedures, TDC has the right to terminate the agreement at any time. Required cumulative payments under the agreement through December 31, 2013 are approximately $923,000.
          At December 31, 2008 and 2007, Woodbridge had outstanding surety bonds and letters of credit of approximately $8.2 million and $7.1 million, respectively, related primarily to its obligations to various governmental entities to construct improvements in its various communities. Woodbridge estimates that approximately $5.0 million of work remains to complete these improvements and does not believe that any outstanding bonds or letters of credit will likely be drawn upon.
          In January of 2009, Core was advised by one of its lenders that they had received an external appraisal on the land that serves as collateral for a development mortgage note payable with an outstanding balance of $86.9 million at December 31, 2008. The appraised value indicates the potential for a remargining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures of the appraisal, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and until such time as there is final conclusion on the part of the lender, the amount of a possible re-margin, if any, is not determinable.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements. As of December 31, 2008 and 2007, Woodbridge had $1.1 million and $1.8 million, respectively, in surety bonds accrual at Woodbridge related to certain bonds for which management considers it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the year ended December 31, 2008, Woodbridge reimbursed the surety $532,000 in accordance with the indemnity agreement for bond claims paid during the period while no reimbursements were made in 2007. It is unclear given the uncertainty involved in the Chapter 11 Cases whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. It is unlikely that Woodbridge would have the ability to receive any repayment, assets or other consideration as recovery of any amounts it is required to pay. The expense associated with this accrual is included in other expense in Woodbridge Other Operations segment for the year ended December 31, 2007, due to its non-recurring and unusual nature. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral against a portion of the $11.7 million surety bonds exposure in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality and does not believe that a loss is probable. Accordingly, Woodbridge did not accrue any amount in connection with this claim as of December 31, 2008. As claims were made on the bonds, the surety requested Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality, and Woodbridge has complied with that request.
          Woodbridge entered into an indemnity agreement in April 2004 with a joint venture partner at Altman Longleaf relating to, among other obligations, that partner’s guarantee of the joint venture’s indebtedness. The liability under the indemnity agreement was limited to the amount of any distributions from the joint venture which exceeded Woodbridge’s original capital and other contributions. Original capital contributions were approximately $585,000 and Woodbridge has received approximately $1.2 million in distributions since 2004. In December 2008, Woodbridge’s interest in the joint venture was sold and it received approximately $182,000 as a result of the sale and Woodbridge was released from any potential obligation of indemnity which may have arisen in connection with the joint venture.

BFC Financial Corporation
Notes to Consolidated Financial Statements
27. Regulatory Matters
          The Company is a unitary savings bank holding company that owns approximately 23% and 100%, respectively, of the outstanding BankAtlantic Bancorp Class A and Class B Common Stock, in the aggregate representing approximately 30% of all the outstanding BankAtlantic Bancorp Common Stock. BankAtlantic Bancorp is the holding company for BankAtlantic by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. BFC is subject to regulatory oversight and examination by the OTS as discussed herein with respect to BankAtlantic Bancorp. BankAtlantic Bancorp is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. The Company is subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). BankAtlantic Bancorp is also subject to the reporting and other requirements of the Exchange Act.
          BankAtlantic’s deposits are insured by the FDIC for up to $250,000 for each insured account holder through December 31, 2009 and $100,000 thereafter, the maximum amount currently permitted by law. BankAtlantic has opted to insure its non-interest bearing and interest bearing deposits up to 50 basis point in an unlimited amount pursuant to the FDIC transaction account guarantee program. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2008, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.
          The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp in subsequent periods is subject to regulations and OTS approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to BankAtlantic Bancorp. While the OTS has approved dividends to date the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice. There is no assurance that the OTS will approve future capital distributions from BankAtlantic. During the years ended December 31, 2008, 2007 and 2006 BankAtlantic paid $15 million, $20 million and $20 million, respectively, of dividends to BankAtlantic Bancorp. During the years ended December 31, 2008, 2007 and 2006, BFC recognized approximately $208,000, $1.7 million and $2.1 million, respectively, of dividends from BankAtlantic Bancorp. There are no restrictions on the payment of cash dividends by BFC. BFC has never paid cash dividends.
          BankAtlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total risk-based capital	$456,776	11.63%	$314,339	8.00%	$392,923	10.00%
Tier I risk-based capital	385,006	9.80	157,169	4.00	235,754	6.00
Tangible capital	385,006	6.80	84,929	1.50	84,929	1.50
Core capital	385,006	6.80	226,478	4.00	283,098	5.00
As of December 31, 2007:
Total risk-based capital	495,668	11.63	340,998	8.00	426,248	10.00
Tier I risk-based capital	420,063	9.85	170,499	4.00	255,749	6.00
Tangible capital	420,063	6.94	90,821	1.50	90,821	1.50
Core capital	420,063	6.94	242,190	4.00	302,738	5.00

BFC Financial Corporation
Notes to Consolidated Financial Statements
28. Parent Company Financial Information
          The accounting policies of the parent company are generally the same as those described in the summary of significant accounting policies in Note 1. The Company’s investments in venture partnerships, BankAtlantic Bancorp, Woodbridge and wholly-owned subsidiaries in the parent company’s financial statements are presented under the equity method of accounting. The Parent Company Condensed Statements of Financial Condition at December 31, 2008 and 2007 and Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2008 is shown below:
Parent Company Condensed Statements of Financial Condition
(In thousands)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$9,218	17,999
Investment securities	97	862
Investment in Benihana Convertible Preferred Stock	16,426	20,000
Investment in venture partnerships	361	864
Investment in BankAtlantic Bancorp, Inc.	66,326	108,173
Investment in Woodbridge Holdings Corporation	35,575	54,637
Investment in and advances to wholly owned subsidiaries	2,323	1,578
Loans receivable	—	3,782
Other assets	835	906

Total assets	$131,161	208,801

Liabilities and Shareholders’ Equity

Advances from and negative basis in wholly owned subsidiaries	$789	3,174
Other liabilities	6,476	7,722
Deferred income taxes	—	13,868

Total liabilities	7,265	24,764

Redeemable 5% Cumulative Preferred Stock	11,029	—

Shareholders’ equity	112,867	184,037

Total liabilities and shareholders’ equity	$131,161	208,801

Parent Company Condensed Statements of Operations
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Revenues	$2,489	3,977	2,232
Expenses	11,405	9,565	8,413

(Loss) before earnings (loss) from subsidiaries	(8,916)	(5,588)	(6,181)
Equity from (loss) earnings in BankAtlantic Bancorp	(56,230)	(7,206)	5,807
Equity from loss in Woodbridge	(22,261)	(39,622)	(1,519)
Equity from earnings (loss) in other subsidiaries	15	(1,083)	(658)

Loss before income taxes	(87,392)	(53,499)	(2,551)
Benefit for income taxes	(14,887)	(19,599)	(1,854)

Loss from continuing operations	(72,505)	(33,900)	(697)
Equity in subsidiaries’ discontinued operations, net of tax	4,461	1,038	(1,524)
Extraordinary gain, net of tax	9,145	2,403	—

Net loss	(58,899)	(30,459)	(2,221)
5% Preferred Stock dividends	(750)	(750)	(750)

Net loss allocable to common stock	$(59,649)	(31,209)	(2,971)

BFC Financial Corporation
Notes to Consolidated Financial Statements
Parent Company Statements of Cash Flow
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
Operating Activities:
Net cash used in operating activities	$(5,508)	(4,505)	(3,041)

Investing Activities:
Proceeds from sale of investment in real estate limited partnership	—	1,000	—
Proceeds from the sale of securities	834	1,336	—
Distribution from partnership	633	—	—
Investment in real estate limited partnership	—	—	(1,000)
Additions to property and equipment	(11)	—	77
Acquisition of Woodbridge Class A shares	—	(33,205)	—
Acquisition of BankAtlantic Bancorp Class A shares	(3,925)	—	—

Net cash used in investing activities	(2,469)	(30,869)	(923)

Financing Activities:
Proceeds from issuance of Class A Common Stock net of issuance costs	—	36,121	—
Proceeds from issuance of Common Stock upon exercise of stock option	—	187	—
Purchase and retirement of the Company’s Class A common stock	(54)	—	—
Payment of the minimum withholding tax upon the exercise of stock options	—	—	(4,154)
5% Preferred Stock dividends paid	(750)	(750)	(750)

Net cash (used in) provided by financing activities	(804)	35,558	(4,904)

(Decrease) increase in cash and cash equivalents	(8,781)	184	(8,868)
Cash at beginning of period	17,999	17,815	26,683

Cash at end of period	$9,218	17,999	17,815

Supplementary disclosure of non-cash investing and financing activities
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries capital transactions, net of income taxes	$2,398	(101)	(16)
(Decrease) increase in accumulated other comprehensive income, net of taxes	(3,894)	145	926
Decrease in additional paid in capital from the re-classification of the 5% Preferred Stock to Redeemable Preferred Stock	11,029	—	—
Issuance and retirement of Common Stock accepted as consideration for the exercise price of stock options	—	—	4,154
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	121	—
          During the year ended December 31, 2008, 2007 and 2006, BFC received dividends from BankAtlantic Bancorp and Woodbridge for a total of approximately $208,000, $1.8 million and $2.4 million, respectively. These dividends are included in operating activities in the Parent Company Condensed Statements of Cash Flow.
          In June 2008, BFC (the parent company) increased its investment in a wholly-owned subsidiary by converting a $3.7 million note receivable that was due from a wholly-owned subsidiary into equity in that subsidiary.
          In December 2008, the Company recorded an other-than-temporary impairment charge of $3.6 million on its investment in Benihana Convertible Preferred which is included in expenses in the Parent Company Condensed Statements of Operations. See Note 12 for further information.

BFC Financial Corporation
Notes to Consolidated Financial Statements
29. Noncontrolling Interest
          The following table summarizes the noncontrolling interest held by others in our subsidiaries (in thousands):

	December 31,
	2008	2007
BankAtlantic Bancorp	$170,888	351,148
Woodbridge	91,389	207,138
Joint Venture Partnership	277	664

	$262,554	558,950

30. Litigation
Legal Contingencies
          In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates activities and real estate development activities. Although the Company and its subsidiaries believe it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management of BankAtlantic Bancorp, based on discussions with legal counsel, has recognized legal reserves of $1.5 million and believes its results of operations or financial condition will not be materially impacted by the resolution of these matters. However, there is no assurance that BankAtlantic Bancorp will not incur losses in excess of reserved amounts or in amounts that will be material to its results of operations or financial condition.
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
          On November 27, 2007, the Bankruptcy Court granted the Debtors’ Motion for Authority to Incur Chapter 11 Administrative Expense Claim (the “Chapter 11 Admin. Expense Motion”), thereby authorizing the Debtors to incur a post petition administrative expense claim in favor of Woodbridge for administrative costs relating to certain services and benefits provided by Woodbridge in favor of the Debtors (the “Post Petition Services”). While the Bankruptcy Court approved the incurrence of the amounts as unsecured post petition administrative expense claims, the payment of such claims is subject to additional court approval. In addition to the unsecured administrative expense claims, Woodbridge has pre-petition secured and unsecured claims against the Debtors. The Debtors have scheduled the amounts due to Woodbridge in the Chapter 11 Cases. The unsecured pre-petition claims of Woodbridge scheduled by the Debtors are approximately $67.3 million and the secured pre-petition claim scheduled by the Debtors is approximately $460,000. Since the Chapter 11 Cases were filed, Woodbridge has also incurred certain administrative costs related to the Post Petition Services. These costs amounted to $1.6 million and $748,000 in the years ended December 31, 2008 and 2007, respectively. Additionally, as disclosed in Note 26, in the year ended December 31, 2008, Woodbridge reimbursed a Levitt and Sons surety for $532,000 of bond claims paid by the surety. No payments were made in the year ended December 31, 2007. The payment by the Debtors of its outstanding advances and the Post Petition Services expenses are subject to the risks inherent to recovery by creditors in the Chapter 11 Cases. Woodbridge has also filed contingent claims with respect to any liability it may have arising out of disputed indemnification obligations under certain surety bonds. Woodbridge also implemented

BFC Financial Corporation
Notes to Consolidated Financial Statements
an employee severance fund in favor of certain employees of the Debtors. Employees who received funds as part of this program as of December 31, 2008, which totaled approximately $3.9 million as of that date, have assigned their unsecured claims against the Debtors to Woodbridge. It is highly unlikely that Woodbridge will recover these or any other amounts associated with its unsecured claims against the Debtors. In addition, the Debtors asserted certain further claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses experienced at Levitt and Sons in prior periods; however, the parties have entered into the Settlement Agreement described below.
          On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee agreed in principal to an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8.0 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court.
          Certain of the Debtor subsidiaries of Levitt and Sons have been provided with post-petition financing (“DIP Loans”) from a third-party lender (the “DIP Lender”) which had financed such Debtors’ projects. Under the agreements for the DIP Loans, the DIP Loans are to be used for (i) the reimbursement of the DIP Lender’s costs and fees, (ii) the costs of managing and safeguarding the projects, (iii) the costs of making the projects ready for sale, (iv) the costs to complete the projects, (v) the general working capital needs of the Debtors related to the projects and (vi) such other costs and expenses related to the DIP Loans or the projects as the DIP Lender may elect. The Bankruptcy Court’s order approving the DIP Loans also approved the sales of homes in the projects with the net proceeds from such sales being applied towards the DIP Loans. The order also appointed a Chief Administrator to manage and supervise all administrative functions of these Debtors related to the projects in accordance with the scope of authority set forth in the DIP Loan agreements. These projects represent 89.7% of the total assets, 66.3% of the total liabilities and 34.1% of the shareholders deficit of Levitt and Sons at December 31, 2008.
          During the year ended December 31, 2008, the DIP Loans financed construction and development activities and selling, general and administrative expenses related to the projects, as well as the costs, fees and other expenses of the DIP Lender, including interest expense. Additionally, during the year ended December 31, 2008, homes in the projects have been sold and closed, resulting in the receipt by the Debtors of sales proceeds. The Chief Administrator is maintaining the accounting records for these transactions in accordance with the DIP Loan agreements and, as a result, financial information is not available to Woodbridge which could be used to record these transactions in accordance with generally accepted accounting principles on a basis consistent with Woodbridge’s accounting for similar transactions. Accordingly, these transactions have not been reflected in the financial information for Levitt and Sons included in Note 37 to the consolidated financial statements. However, as described herein, due to the deconsolidation of Levitt and Sons from Woodbridge’s statements of financial condition and results of operations as of November 9, 2007, these transactions, and the omission of the results of these transactions, will not have an impact on Woodbridge’s financial condition or operating results.
Class Action Lawsuit
          On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of Woodbridge’s securities against Woodbridge and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of Woodbridge’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated there under by issuing a series of false and/or

BFC Financial Corporation
Notes to Consolidated Financial Statements
misleading statements concerning Woodbridge’s financial results, prospects and condition. Woodbridge intends to vigorously defend this action.
Surety Bond Claim
          In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral in connection with two bonds totaling $5.4 million with respect to which a municipality made claims against the surety. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and Woodbridge initiated a lawsuit against the municipality and do not believe that a loss is probable. Accordingly, Woodbridge did not accrue any amount related to this claim as of December 31, 2008. As claims were made on the bonds, the surety requested Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality and Woodbridge has complied with that request.
31. Fair Value Measurement
          SFAS No. 157 defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also defines valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three main valuation techniques to measuring fair value of assets and liabilities: the market approach, the income approach and the cost approach. The input fair value hierarchy has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
          The valuation techniques are summarized below:
          The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
          The income approach uses financial models to convert future amounts to a single present amount. These valuation techniques include present value and option-pricing models.
          The cost approach is based on the amount that currently would be required to replace the service capacity of an asset. This technique is often referred to as current replacement costs.
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
          Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: Quoted prices for similar assets or liabilities in active markets; Quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market); Inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).
          Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are only used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following table presents major categories of the Company’s assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2008 Using:
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$532,873	—	532,873	—
REMICS	166,351	—	166,351	—
Bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,426	—	—	16,426
Other equity securities	6,798	5,210	—	1,588

Total securities available for sale at fair value	$722,698	5,210	699,224	18,264

          There were no recurring liabilities measured at fair value in the Company’s financial statements.
          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

			Benihana
			Convertible
		Stifel	Preferred	Equity
	Bonds	Warrants	Stock	Securities	Total
Beginning Balance	$681	10,661	20,000	5,133	36,475
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	3,704	(3,574)	(3,412)	(3,282)
Included in other comprehensive Income	1	—	—	(133)	(132)
Purchases, issuances, and settlements	(432)	(14,365)	—	—	(14,797)
Transfers in and/or out of Level 3	—	—	—	—	—

Ending balance	$250	—	16,426	1,588	18,264

          The $3.7 million of gains for the year ended December 31, 2008 represents realized gains relating to the sale of Stifel warrants. The $3.4 million equity securities loss represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution. The Company also recorded a $3.6 million other-than-temporary impairment of its investment in Benihana Convertible Preferred Stock (see Note 12).
          The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.
Mortgage-Backed Securities and REMIC’s
          The fair values of mortgage-backed and real estate mortgage conduit securities are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that BankAtlantic owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, BankAtlantic reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. BankAtlantic reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Bonds and Other Equity Securities
     Bonds and equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources to value bonds and equity securities, if available. Also non-binding broker quotes are obtained to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, these securities are valued either using the income approach and pricing models that we developed or based on observable market data that we have adjusted based on our judgment of the factors a market participant would use to value the securities (Level 3).
Benihana Convertible Preferred Stock
     The fair value was assessed using Level 3 inputs as defined by FAS 157, whereby BFC’s valuation technique was to measure the fair value based upon the income approach by discounting the cash flows at a market discount rate.
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
	2008	(Level 1)	(Level 2)	(Level 3)	Impairments

Description
Loans measured for impairment using the fair value of the collateral	$209,012	—	—	209,012	103,193
Investment in Bluegreen	29,789	29,789			94,433
Woodbridge’s investment in unconsolidated trusts	406			406	2,159
Private equity investments	536			536	1,148

Total	$239,743	29,789	—	209,954	200,933

     There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
Loans Measured for Impairment
     Impaired loans are generally valued based on the fair value of the underlying collateral. BankAtlantic primarily uses third party appraisals to assist in measuring impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and BankAtlantic may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BankAtlantic uses judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Private Equity Investments
     Private investment securities represent investments in limited partnerships that invest in equity securities based on proprietary investment strategies. The underlying equity investments in these limited partnerships are generally publicly traded equity securities and the fair values of these securities are obtained from the general partner. As the fair values of the underlying securities in the limited partnership were obtained from the general partner and the inputs used are proprietary to the limited partnership and not known to the Company, the fair value assigned to these investments is considered Level 3.
Investment in Bluegreen
     The fair value of Woodbridge’s investment in Bluegreen was assessed using Level 1 inputs by using the closing price of Bluegreen’s common stock on the New York Stock Exchange.
Investment in Unconsolidated Trusts
     The fair value was assessed using Level 3 inputs as defined by FAS 157, whereby Woodbridge’s valuation technique was to measure the fair value based upon the current rates and spreads that were used to value the underlying subordinated trust debt securities which is primarily based upon similarly rated corporate bonds.
Financial Disclosures about Fair Value of Financial Instruments
     The following table presents information for the Company’s financial instruments at December 31, 2008 and 2007 (in thousands):

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$278,937	278,937	332,155	332,154
Restricted cash	21,288	21,288	2,207	2,207
Securities available for sale	722,698	722,698	926,307	926,307
Financial instruments	—	—	10,661	10,661
Investment securities	12,008	12,475	60,173	64,666
Tax Certificates	213,534	244,806	188,401	188,401
Federal home loan bank stock	54,607	54,607	74,003	74,003
Loans receivable including loans held for sale, net	4,317,645	3,950,557	4,528,538	4,614,705

Financial liabilities:
Deposits	$3,926,368	3,926,382	3,953,405	3,967,256
Short term borrowings (1)	279,726	279,777	159,905	159,905
Advances from FHLB	967,491	983,582	1,397,044	1,406,728
Subordinated debentures, mortgage and notes payable	287,772	266,651	26,683	26,746
Junior subordinated debentures	376,104	152,470	674,644	625,943

(1)	Short term borrowings includes federal funds purchased and other short term borrowings and securities sold under agreements to repurchase.
     The following discusses the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.
     Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority

BFC Financial Corporation
Notes to Consolidated Financial Statements
of these financial instruments using the income approach technique with Level 3 unobservable inputs, there is no assurance that the Company would receive the estimated value upon sale or disposition of the asset. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
     Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.
     The fair value of performing loans, except residential mortgage and adjustable rate loans is calculated by using an income approach with level 3 inputs. The fair value of performing loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management assigned a credit risk premium to these loans based on risk grades and delinquency status for the year ended December 31, 2008.
     The fair value of tax certificates was calculated using the income approach. The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.
     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is considered the same as book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated by the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.
     The fair value of Federal Home Loan Bank stock is its carrying amount.
     The fair value of securities sold under agreements to repurchase and federal funds purchased is calculated using the income approach with Level 2 inputs. Contractual cash flows are discounted based on current interest rates. The carrying value of these borrowings approximates fair value as maturities are generally less than thirty days.
     The fair value of FHLB advances was calculated using the income approach. The fair value was based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.
     The fair value of Stifel warrants as of December 31, 2007 was based on an option pricing model.
     The fair values of subordinated debentures and mortgage and notes payable were based on discounted values of contractual cash flows at a market discount rate adjusted for non-performance risk for the year ended December 31, 2008.
     The fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2008 was based on a December 2008 trade with an unrelated financial institution. The fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2007 was based on discounted values of contractual cash flows at a market discount rate.
     The fair value on a $57.1 million of junior subordinated debentures was obtained from NASDAQ price quotes as of December 31, 2008 and 2007. The fair value of the remaining junior subordinated debentures was obtained using the income approach by discounting estimated cash flows at a market discount rate. For the year ended December 31, 2008, the discount rate was adjusted for non-performance risk (Level 3).
     There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 26 for the contractual amounts of BankAtlantic’s financial instrument commitments).
Derivatives
     Commitments to originate residential loans held for sale and to sell residential loans are derivatives. The fair value of these derivatives was not included in the Company’s financial statements as the amount was not considered significant. These derivatives relate to a loan origination program with an independent mortgage company where the mortgage company purchases the originated loans from BankAtlantic 14 days after the funding date at a price negotiated quarterly for all loans sold during the quarter.
     Included in the proceeds received from the February 2007 sale of Ryan Beck to Stifel were warrants to acquire 722,586 shares of Stifel common stock at $24.00 per share. During the year ended December 31, 2008, all of the Stifel warrants were sold for a gain of $3.7 million. BankAtlantic Bancorp received gross proceeds of $14.4 million from the sale of the warrants.
     Based on market conditions, BankAtlantic writes call options on recently purchased agency securities (“covered calls”). Included in the Statement of Operations in Financial Services securities activities — net during the years ended December 31, 2008, 2007 and 2006 was covered call transaction gains of $0.4 million, $0 and $0.2 million, respectively. BankAtlantic Bancorp had no call options outstanding as of December 31, 2008.
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2008 and 2007, BankAtlantic’s residential loan portfolio included $979 million and $1.1 billion of interest-only loans with 25% of the principal amount of these loans secured by collateral located in California. BankAtlantic manages this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines. Thus, these purchased residential loans are not sub-prime loans.
     BankAtlantic has a high concentration of consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated during 2008. If the market conditions in Florida do not improve during 2009 or deteriorate further BankAtlantic may be exposed to significant credit losses.
32. Certain Relationships and Related Party Transactions
     BFC is the controlling shareholder of BankAtlantic Bancorp and Woodbridge. BFC also has a direct non-controlling interest in Benihana and, through Woodbridge, an indirect ownership interest in Bluegreen. The majority of BFC’s voting capital stock is owned or controlled by the Company’s Chairman, Chief Executive Officer and President and by the Company’s Vice Chairman, both of whom are also executive officers and directors of BankAtlantic Bancorp and Woodbridge and directors of Bluegreen. The Company’s Vice Chairman is also a director of Benihana.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table presents BFC, BankAtlantic Bancorp, Woodbridge and Bluegreen related party transactions incurred at December 31, 2008, 2007 and 2006 and for each of the years ended December 31, 2008, 2007 and 2006. Amounts related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements.

			At December 31, 2008 and
			For the Year Ended December 31, 2008
				BankAtlantic
(in thousands)			BFC	Bancorp	Woodbridge	Bluegreen
Shared service receivable (payable)	(a	)	$398	(175)	(115)	(108)
Shared service income (expense)	(a	)	$3,157	(1,593)	(1,135)	(429)
Facilities cost	(a	)	$(245)	271	(101)	75
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$8	(80)	72	—
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$263	(4,696)	4,433	—

			At December 31, 2007 and
			For the Year Ended December 31, 2007
				BankAtlantic
(in thousands)			BFC	Bancorp	Woodbridge	Bluegreen
Shared service receivable (payable)	(a	)	$312	(89)	(119)	(104)
Shared service income (expense)	(a	)	$2,855	(1,406)	(1,006)	(443)
Facilities cost	(a	)	$(272)	220	—	52
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$38	(185)	147	—
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$1,217	(7,335)	6,118	—

			At December 31, 2006 and
			For the Year Ended December 31, 2006
				BankAtlantic
(in thousands)			BFC	Bancorp	Woodbridge	Bluegreen
Shared service receivable (payable)	(a	)	$312	(142)	(107)	(63)
Shared service income (expense)	(a	)	$2,495	(1,053)	(1,134)	(308)
Office facilities cost	(a	)	$(460)	406	—	54
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$43	(479)	436	—
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$996	(5,547)	4,551	—

(a)	Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, subsidiaries of BFC provide shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service arrangement, the Company pays BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

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

(b)	BFC and Woodbridge entered into securities sold under agreements to repurchase transactions with BankAtlantic in the aggregate of approximately $4.7 million, $7.3 million and $5.5 million at December 31, 2008, 2007 and 2006, respectively. Interest was recognized in connection with the above was approximately $80,000, $185,000 and $479,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These transactions have similar terms as BankAtlantic agreements with unaffiliated parties. Additionally, at December 31, 2008, BankAtlantic facilitated the placement of $49.9 million of FDIC insured certificates of deposits with other insured depository institutions on Woodbridge’s behalf through the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage

BFC Financial Corporation
Notes to Consolidated Financial Statements
     During 2006, BankAtlantic reimbursed Woodbridge $438,000 for the out-of-pocket costs incurred by it in connection with Woodbridge’s efforts to develop certain property owned by BankAtlantic, including rezoning of property and obtaining permits necessary to develop the property for residential and commercial use. No fees were paid to Woodbridge by BankAtlantic in 2008.
     In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support at a cost of $10,000 per month and a one-time set-up charge of $17,000. During the year ended December 31, 2008, Woodbridge paid BankAtlantic hosting fees of approximately $73,000.
     BankAtlantic Bancorp in prior periods issued options to acquire shares of BankAtlantic Bancorp’s Class A common stock to employees of Woodbridge prior to the spin-off. Additionally, employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the years ended December 31, 2007 and 2006, former employees exercised 2,613 and 10,293 of options, respectively, to acquire BankAtlantic Bancorp Class A common stock at a weighted average exercise price of $42.80 and $16.40, respectively. There were no options exercised by former employees during the year ended December 31, 2008.
     BankAtlantic Bancorp options outstanding to former employees consisted of the following as of December 31, 2008:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options non-vested	13,610	$92.85
     During the years ended December 31, 2007 and 2006, BankAtlantic Bancorp issued to BFC employees that perform services for BankAtlantic Bancorp options to acquire 9,800 and 10,060 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. BankAtlantic Bancorp recognizes service provider expense on these financial instruments over the vesting period measured based on the option fair value at each reporting period. BankAtlantic Bancorp recorded $26,000, $13,000 and $26,000 of service provider expense for the years ended December 31, 2008, 2007 and 2006, respectively.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”). Bruno DiGiulian, a director of BankAtlantic Bancorp, was of counsel at Ruden McClosky prior to his retirement in 2006. Fees aggregating $75,000, $274,000 and $526,000 were paid by BankAtlantic Bancorp to Ruden, McClosky during the years ended December 31, 2008, 2007 and 2006, respectively.
     Levitt and Sons utilized the services of Conrad & Scherer, P.A., a law firm in which William R. Scherer, a member of Woodbridge’s Board of Directors, is a member. Levitt and Sons related party information for the year ended December 31, 2008 was not included in Woodbridge’s consolidated statements of operations due to the deconsolidation of Levitt and Sons as of November 9, 2007. Levitt and Sons paid fees aggregating $22,000 and $470,000 to this firm during the years ended December 31, 2007 and 2006, respectively.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in a limited partnership that the Company sponsored in 2001.
33. Earnings (Loss) per Share
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
     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
(In thousands, except per share data)	2008	2007	2006
Basic (loss) earnings per share
Numerator:
Loss from continuing operations allocable to common stock	$(73,255)	(34,650)	(1,447)
Discontinued operations, net of taxes	4,461	1,038	(1,524)
Extraordinary gain, net of taxes	9,145	2,403	—

Net loss allocable to common shareholders	$(59,649)	(31,209)	(2,971)

Denominator:

Basic weighted average number of common shares outstanding	45,097	38,778	33,249

Basic (loss) earnings per share:
Loss per share from continuing operations	$(1.62)	(0.90)	(0.04)
Earnings (loss) per share from discontinued operations	0.10	0.03	(0.05)
Earnings per share from extraordinary gain	0.20	0.06	—

Basic loss per share	$(1.32)	(0.81)	(0.09)

Diluted (loss) earnings per share
Numerator
Loss from continuing operations allocable to common stock	$(73,255)	(34,650)	(1,447)
Effect of securities issuable by subsidiaries	—	—	(93)

Loss allocable to common stock after assumed dilution	$(73,255)	(34,650)	(1,540)

Discontinued operations, net of taxes	$4,461	1,038	(1,524)
Extraordinary gain, net of taxes	$9,145	2,403	—

Net loss allocable to common stock after assumed dilution	$(59,649)	(31,209)	(3,064)

Denominator

Diluted weighted average shares outstanding	45,097	38,778	33,249

Diluted (loss) earnings per share
Loss per share from continuing operations	$(1.62)	(0.90)	(0.05)
Earnings (loss) per share from discontinued operations	0.10	0.03	(0.05)
Earnings per share from extraordinary gain	0.20	0.06	—

Diluted loss per share	$(1.32)	(0.81)	(0.10)

     Options to acquire 1,797,960, 1,286,499 and 769,177 shares of common stock were anti-dilutive for the years ended December 31, 2008, 2007 and 2006, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
34. Redeemable 5% Cumulative Preferred Stock
     On June 7, 2004, the Board of Directors of the Company designated 15,000 shares of the preferred stock as 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) and, on June 21, 2004, sold the shares of the Preferred Stock to an investor group in a private offering. On December 17, 2008, certain of the designated relative rights, preference and limitations of the Company’s 5% Preferred Stock were amended as indicated below.
     On December 17, 2008, the Company amended Article IV of the Company’s Amended and Restated Articles of Incorporation (the “Amendment”) with the Florida Department of State to amend certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminates the right of the holders of the 5% Preferred Stock to convert their shares of 5% Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Series B Convertible Preferred Stock (the “Benihana Preferred Stock”) of Benihana, Inc. (“Benihana”), (ii) the Company sells any shares of Benihana’s common stock received upon conversion of the Benihana Preferred Stock or (iii) Benihana redeems any shares of the Benihana Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on the 5% Preferred Stock, the Amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana Preferred Stock owned by the Company or on the shares of Benihana’s common stock received by the Company upon conversion of the Benihana Preferred Stock. The investment in Benihana Preferred Stock is subject to mandatory redemption on July 2, 2014. The date may be extended by the holders of a majority of the then outstanding shares of Benihana Preferred Stock to a date no later than July 2, 2024.
     Effective with the Amendment in December 2008 and in accordance with Accounting Series Release No. 268 (“ASR 268”), the Company determined that the 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the Amendment date of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock at December 31, 2008 in the Company’s Consolidated Statements of Financial Condition. The fair value of the 5% Preferred Stock was obtained by using an income approach by discounting estimated cash flows at a market discount rate. Prior to the Amendment in December 2008 for all periods presented, the 5% Preferred Stock is presented in permanent equity at its stated value of approximately $15.0 million. At December 31, 2008, $11.0 million was re-classified as Redeemable 5% Cumulative Preferred Stock and the remaining amount of approximately $4.0 million remains classified in Additional Paid in Capital.
     The 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices (the “Redemption Price”) ranging from $1,030 per share for the year 2009 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive, when and as declared by the Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid dividends on the 5% Preferred Stock of $187,500 on a quarterly basis. The 5% Preferred Stock has no voting rights except as required by Florida law.
35. Common Stock, Preferred Stock and Dividends
Common Stock
     In July 2007, the Company sold 11,500,000 shares of its Class A Common Stock at $3.40 per share pursuant to a registered underwritten public offering. Net proceeds from the sale of the 11,500,000 shares by the Company totaled approximately $36.1 million, after deducting underwriting discounts, commissions and offering expenses. The Company primarily used the proceeds of this offering to purchase in Woodbridge’s Rights Offering approximately 16.6 million shares of Woodbridge’s Class A common stock for an aggregate purchase price of $33.2 million, and for general corporate purposes, including working capital.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     On February 7, 2005, the Company amended its Articles of Incorporation to increase the authorized number of shares of the Company’s Class A Common Stock, par value $.01 per share, from 20 million shares to 70 million shares. The amendment was approved by the written consent of the holders of shares of the Company’s Class A Common Stock and Class B Common Stock representing a majority of the votes entitled to be cast by all shareholders on the amendment.
     The Company’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $.01 per share, and a Class B Common Stock, par value $.01 per share. On May 22, 2002, the Company’s Articles of Incorporation were amended to, among other things, grant holders of the Company’s Class A Common Stock one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Prior to the amendment, the Class A Common Stock had no voting rights except under limited circumstances provided by Florida law. The amendment provided for the holders of Class B Common Stock to have the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares or less, at which time the fixed voting percentages will be eliminated. Also, each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.
Preferred Stock
     The Company’s authorized capital stock includes 10 million shares of preferred stock at a par value of $.01 per share. See Note 34 for further information.
Amended Articles and By-Laws
     On December 17, 2008, the Company amended its Amended and Restated Articles of Incorporation (the “Amendment”) with the Florida Department of State to amend certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Cumulative Convertible Preferred Stock. See Note 34 for further information.
     On February 11, 2008, the Board of Directors of BFC amended the Company’s By-laws, as amended (the “By-laws”), to include advance notice procedures requiring, among other things, that a shareholder wishing to properly bring business before an annual meeting of the Company’s shareholders or nominate a candidate to serve on the Board of Directors of the Company must deliver written notice of such business or nomination to the Company’s Secretary (i) not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of the Company’s shareholders or (ii) in the event that the annual meeting of the Company’s shareholders is called for a date that is not within 30 days before or after the anniversary date of the immediately preceding annual meeting of the Company’s shareholders, not later than the close of business on the tenth day after the earlier of notice of the date of the annual meeting of shareholders is mailed or public disclosure of the date of the annual meeting of shareholders is made.
     On December 3, 2007, the Board of Directors of BFC amended the Company’s Bylaws to allow for the issuance of uncertificated shares of the Company’s capital stock. The Board of Directors adopted this amendment, which became effective on December 3, 2007, in response to new Securities and Exchange Commission rules and NYSE Arca, Inc. listing standards which required securities listed on the NYSE Arca, including BFC’s Class A Common Stock, to be eligible for a direct registration system by January 2008.
Dividends
     While there are no restrictions on the payment of cash dividends by BFC, BFC has never paid cash dividends on its common stock.

BFC Financial Corporation
Notes to Consolidated Financial Statements
36. Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands except for per share data):

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$119,415	129,881	134,713	103,461	487,470
Costs and expenses	173,269	173,392	158,536	214,663	719,860

	(53,854)	(43,511)	(23,823)	(111,202)	(232,390)
Equity in earnings from unconsolidated affiliates	1,803	1,443	7,178	4,640	15,064
Impairment of unconsolidated affiliates	—	—	(53,583)	(42,996)	(96,579)
Impairment of investments	—	—	—	(15,548)	(15,548)

Loss from continuing operations before income taxes and noncontrolling interest	(52,051)	(42,068)	(70,228)	(165,106)	(329,453)
(Benefit) provision for income taxes	(18,953)	(15,326)	(12,401)	62,443	15,763
Noncontrolling interest	(27,065)	(21,826)	(52,453)	(171,367)	(272,711)

Loss from continuing operations	(6,033)	(4,916)	(5,374)	(56,182)	(72,505)
Discontinued operations, less noncontrolling interest and income tax	162	—	1,438	2,861	4,461
Extraordinary gain	—	—	9,145	—	9,145

Net (loss) income	(5,871)	(4,916)	5,209	(53,321)	(58,899)
5% Preferred Stock dividends	(188)	(187)	(187)	(188)	(750)

Net (loss) income allocable to common shareholders	$(6,059)	(5,103)	5,022	(53,509)	(59,649)

Basic loss per share from continuing operations	$(0.13)	(0.11)	(0.12)	(1.25)	(1.62)
Basic earnings per share from discontinued operations	—	—	0.03	0.06	0.10
Basic earnings per share from extraordinary gain	—	—	0.20	—	0.20

Basic earnings (loss) per share	$(0.13)	(0.11)	0.11	(1.19)	(1.32)

Diluted loss per share from continuing operations	$(0.13)	(0.11)	(0.12)	(1.25)	(1.62)
Diluted earnings per share from discontinued operations	—	—	0.03	0.06	0.10
Diluted earnings per share from extraordinary gain	—	—	0.20	—	0.20

Diluted earnings (loss) per share	$(0.13)	(0.11)	0.11	(1.19)	(1.32)

Basic weighted average number of common shares outstanding	45,103	45,112	45,102	45,069	45,097

Diluted weighted average number of common shares outstanding	45,103	45,112	45,102	45,069	45,097

     During the fourth quarter, a goodwill impairment of approximately $46.6 million (net of purchase accounting) was recognized and an $81.3 million deferred tax valuation allowance was established. Real estate values and the general economy continued to deteriorate resulting in a $38.5 million provision for loan losses. Additionally, during the fourth quarter, Woodbridge established an additional impairment on its investment in Bluegreen and its investment in unconsolidated trusts of approximately $40.8 million and $2.1 million, respectively, as well as an impairment charge on its investment in Office Depot of approximately $12.0 million. Also, in December 2008, BFC recorded an other-than-temporary impairment charge of $3.6 million on its investment in Benihana Convertible Preferred Stock (see Note 12).

BFC Financial Corporation
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$276,525	272,543	261,012	148,487	958,567
Costs and expenses	282,231	334,549	493,490	182,098	1,292,368

	(5,706)	(62,006)	(232,478)	(33,611)	(333,801)
Equity in earnings from unconsolidated affiliates	2,893	2,026	4,763	3,042	12,724

Loss from continuing operations before income taxes and noncontrolling interest	(2,813)	(59,980)	(227,715)	(30,569)	(321,077)
Benefit for income taxes	(272)	(17,774)	(38,757)	(12,209)	(69,012)
Noncontrolling interest	(915)	(39,307)	(163,711)	(14,232)	(218,165)

Loss from continuing operations	(1,626)	(2,899)	(25,247)	(4,128)	(33,900)
Discontinued operations, less noncontrolling interest and income tax	1,053	(15)	—	—	1,038
Extraordinary gain	—	—	—	2,403	2,403

Net loss	(573)	(2,914)	(25,247)	(1,725)	(30,459)
5% Preferred Stock dividends	(188)	(187)	(187)	(188)	(750)

Net loss allocable to common shareholders	$(761)	(3,101)	(25,434)	(1,913)	(31,209)

Basic loss per share from continuing operations	$(0.05)	(0.09)	(0.59)	(0.10)	(0.90)
Basic earnings per share from discontinued operations	0.03	—	—	—	0.03
Basic earnings per share from extraordinary gain	—	—	—	0.05	0.06

Basic earnings (loss) per share	$(0.02)	(0.09)	(0.59)	(0.05)	(0.81)

Diluted loss per share from continuing operations	$(0.05)	(0.09)	(0.60)	(0.10)	(0.90)
Diluted earnings per share from discontinued operations	0.03	—	—	—	0.03
Diluted earnings per share from extraordinary gain	—	—	—	0.05	0.06

Diluted earnings (loss) per share	$(0.02)	(0.09)	(0.60)	(0.05)	(0.81)

Basic weighted average number of common shares outstanding	33,444	33,451	42,942	45,096	38,778

Diluted weighted average number of common shares outstanding	33,444	33,451	42,942	45,096	38,778

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
     In the fourth quarter of 2007 Woodbridge recorded $2.5 million in certain restructuring related expenses consisting of independent contractor agreements, and facilities expense. See Note 6 for further details.
37. Financial Information of Levitt and Sons
     As described in (Note 1) above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in Woodbridge’s subsidiary”, is reflected as a single amount on Woodbridge’s consolidated statements of financial condition as a $55.2 million liability as of December 31, 2008 and 2007. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. During the fourth quarter of 2008, Woodbridge identified

BFC Financial Corporation
Notes to Consolidated Financial Statements
approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, Woodbridge recorded a $2.3 million reclassification between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. Woodbridge’s previously reported consolidated statements of financial condition, consolidated statements of operations and consolidated statements of cash flows prior to November 9, 2007 continue to include Levitt and Sons’ financial condition, results of operations and cash flows. See (Note 30) for further information regarding the Chapter 11 Cases and Note 38 for the status of the Settlement Agreement.
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
     The following table summarizes the assets, liabilities and net equity of Levitt and Sons as of the deconsolidation date at November 9, 2007, as well as the calculation of the loss in excess of investment in subsidiary which was recorded on Woodbridge’s consolidated statement of financial condition at December 31, 2007:

November 9,
2007
Cash	$6,387
Inventory	356,294
Property and equipment	1,681
Other assets	8,974

Assets deconsolidated	373,336

Accounts payable and other accrued liabilities	50,709
Customer deposits	18,007
Notes and mortgage payable	344,052
Due to Woodbridge	67,831

Liabilities deconsolidated	$480,599

Net equity/negative investment	$(107,263)

The loss in excess of investment in subsidiary is comprised of:

Net equity/negative investment	(107,263)
Due to Woodbridge	67,831
Deferred revenue (a)	(15,780)

$(55,212)

(a)	During the fourth quarter of 2008, deferred revenue was adjusted by $2.3 million due to a reclassification on intercompany land sales between Core and Carolina Oak that had been inadvertently recorded against the negative investment. As a result of this reclassification the net negative investment was reduced from $55.2 million to $52.9 million as of December 31, 2008.
     Included in the loss in excess of investment in Woodbridge’s subsidiary was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities.
     The following condensed consolidated financial statements of Levitt and Sons were prepared in conformity with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), which requires that the liabilities subject to compromise by the Bankruptcy Court are reported separately from the liabilities not subject to compromise, and that all transactions directly associated with the bankruptcy plan be reported separately as well. Liabilities subject to compromise include pre-petition unsecured

BFC Financial Corporation
Notes to Consolidated Financial Statements
claims that may be settled at amounts that differ from those recorded in Levitt and Sons’ condensed consolidated statements of financial condition.
Levitt and Sons
Condensed Consolidated Statements of Financial Condition
As of December 31, 2008 and 2007
(In thousands)

	2008	2007
Assets
Cash	$4,712	5,365
Restricted cash	885	—
Inventory	166,358	208,686
Property and equipment	—	55
Other assets	19,657	23,810

Total assets	$191,612	237,916

Liabilities and Shareholders’ Equity
Accounts payable and other accrued liabilities	$719	469
Due to Woodbridge	2,870	748
Liabilities subject to compromise (A)	327,707	354,748
Shareholders’ deficit	$(139,684)	(118,049)

Total liabilities and shareholders’ equity	$191,612	237,916

(A) Liabilities Subject to Compromise
     Liabilities subject to compromise in Levitt and Sons’ condensed consolidated statements of financial condition as of December 31, 2008 refer to both secured and unsecured obligations that will be accounted for under the bankruptcy plan, including claims incurred prior to the Petition Date. They represent the debtors’ current estimate of the amount of known or potential pre-petition claims that are subject to restructuring in the Chapter 11 Cases. Such claims remain subject to future adjustments.
     Liabilities subject to compromise at December 31, 2008 were as follows, in thousands:

Accounts payable and other accrued liabilities	$54,954
Customer deposits	15,754
Due to Woodbridge	87,182
Deficiency claim associated with secured debt	45,458
Notes and mortgage payable	124,359

Total liabilities subject to compromise	$327,707

BFC Financial Corporation
Notes to Consolidated Financial Statements
Levitt and Sons
Condensed Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Revenues
Sales of real estate	$32,505	397,561	500,719
Other revenues	2	2,245	4,070

Total revenues	32,507	399,806	504,789

Costs and expenses
Cost of sales of real estate	42,864	562,763	440,059
Selling, general and administrative expenses	4,340	70,848	77,858

Total costs and expenses	47,204	633,611	517,917

Bankruptcy related items, net	(7,049)	(3,525)	—
Other income, net of interest and other expense	111	(1,928)	(560)

Loss before income taxes	(21,635)	(239,258)	(13,688)
(Provision) benefit for income taxes	—	(303)	4,749

Net loss	$(21,635)	(239,561)	(8,939)

38. Subsequent Events
Bankruptcy of Levitt and Sons
     On February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the Settlement Agreement as amended. The cost of the settlement and reversal of the related $52.9 million liability will be recognized into income in the first quarter of 2009.
Executive Compensation Program
     On September 29, 2008, Woodbridge’s Board of Directors approved the terms of incentive programs for certain of its employees including certain of Woodbridge’s named executive officers, pursuant to which a portion of their compensation will be based on the cash returns realized by Woodbridge on its investments. The programs relate to the performance of existing investments and new investments designated by the Board (together, the “Investments”). All of Woodbridge’s investments have been or will be held by individual limited partnerships or other legal entities established for such purpose. Participating executives and employees will have interests in the entities which will be the basis of their incentives under the programs. Woodbridge’s named executive officers may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole.
     Woodbridge, in its capacity as investor in the investment program, will be entitled to receive a return of Woodbridge’s invested capital and a specified rate of return on its invested capital prior to its executive officers or employees being entitled to receive any portion of the realized profits (the share to which they may be entitled is referred to as the “Carried Interest”). For existing investments, the amount of invested capital was determined as of September 1, 2008, by Woodbridge’s board of directors. Once Woodbridge receives its priority return of its invested capital and the stated return (which accrues from September 1, 2008), Woodbridge will also generally be entitled to additional amounts that provide it with (i) at least approximately 87% of the aggregate proceeds related to Woodbridge’s status as an investor in excess of Woodbridge’s invested capital in that investment, plus (ii) at least

BFC Financial Corporation
Notes to Consolidated Financial Statements
35% of all other amounts earned from third parties with respect to that investment (i.e., income not related to Woodbridge’s status as an investor, such as management fees charged to third parties). The remaining proceeds will be available under the incentive programs for distribution among those employees directly responsible for the relevant Investments and Woodbridge’s executive officers. The compensation committee of Woodbridge’s board of directors will determine the allocations to its named executive officers. These allocations are identified in advance for each of the executive officers. Although the compensation committee can alter these allocations on a prospective basis, the total amount payable to employees and officers cannot be changed. Management of Woodbridge will determine the amounts to be allocated among the other employee participants. The incentive programs relating to both individual investments and the program established for the executive officers with respect to the overall performance of the portfolio of investments contain clawback obligations that are intended to reduce the risk that the participants will be distributed amounts under the programs prior to Woodbridge’s receipt of at least a return of its invested capital and the stated return. The programs contemplate that the clawback obligations will be funded solely from holdback accounts established with respect to each participant. Amounts equal to a portion of Carried Interest distribution to such participant (initially 25% and which can be increased, when appropriate, to as high as 75%) will be deposited into holdback accounts or otherwise made available for the benefit of Woodbridge. There are also general vesting and forfeiture provisions applicable to each participant’s right to receive any Carried Interest, the terms of which may vary by individual. Woodbridge’s board of directors believes that the above-described incentive plans Plan appropriately aligns payments to participants with the performance of its Investments.
     The “Executive Incentive Plan” which set forth the terms of the Carried Interests of certain executive officers in the performance of the overall investments of Woodbridge and the “Investment Programs” entered into to date which set forth the Carried Interests of employees and certain executive officers in the performance of particular individual investments were executed on March 13, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
       None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2008, our management carried out an evaluation, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting includes controls over the preparation of financial statements in accordance with the instruction to the consolidated financial statements for savings and loan holding companies (OTS Form H-(b) 11) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2008, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as stated in their report which appears in this Annual Report on Form 10-K. See Item 8 “Financial Statements and Supplementary Data.”
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting
/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer
March 31, 2009
/s/ John K. Grelle
John K. Grelle
Chief Financial Officer
March 31, 2009
/s/ Maria R. Scheker
Maria R. Scheker
Chief Accounting Officer
March 31, 2009

ITEM 9B. OTHER INFORMATION
     None.
PART III
     Items 10 through 14 will be provided by incorporating the information required under such items by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Form 10-K or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.
Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 31, 2009.

Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2008.

Consolidated Statements of Comprehensive Loss for each of the years in the three year period ended December 31, 2008.

Consolidated Statements of Shareholders’ Equity for each of the years in the three year period ended December 31, 2008.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2008.

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules

Audited Financial Statements of Bluegreen Corporation for the three years ended December 31, 2008 (See Exhibit 99.1)

Schedules not listed above are omitted as the required information is either not applicable or is presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Articles of Incorporation, as amended and restated	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

3.2	Amendment to Articles of Incorporation, as amended and restated	Exhibit 4 of Registrant’s Current Report on Form 8-K filed June 27, 2002 and Appendix A of Registrant’s Schedule 14C filed January 18, 2005

3.3	Amended and Restated By-laws, as amended	Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008

3.4	Amendment to Articles of Incorporation, as amended and restated	Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed December 18, 2008.

10.1	BFC Financial Corporation 2005 Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed April 18, 2005

10.2	Executive Services Agreement by and among BFC Financial Corporation and Tatum, LLC, dated as of December 5, 2007, relating to the employment of John K. Grelle	Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008

12.1	Ratio of earnings to fixed charges	Filed with this Report

14.1	Code of Business Conduct and Ethics	Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008

21.1	Subsidiaries of the registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

99.1	Audited financial statements of Bluegreen Corporation for the three years ended December 31, 2008	Filed with this Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
March 31, 2009	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		March 31, 2009
Alan B. Levan	Chairman of the Board, President and Chief Executive Officer
/s/ John E. Abdo		March 31, 2009
John E. Abdo	Vice Chairman of the Board

/s/ John K. Grelle		March 31, 2009
John K. Grelle	Chief Financial Officer

/s/ Maria R. Scheker		March 31, 2009
Maria R. Scheker	Chief Accounting Officer

/s/ D. Keith Cobb		March 31, 2009
D. Keith Cobb	Director

/s/ Oscar J. Holzmann		March 31, 2009
Oscar J. Holzmann	Director

/s/ Neil A. Sterling		March 31, 2009
Neil A. Sterling	Director