Form 10-Q
period 2009-03-31
BFC FINANCIAL CORP
filed 2009-05-14
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2009
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
YES ☑      NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐      NO ☐
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
YES ☐      NO ☑
The number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date is as follows:
Class A Common Stock of $.01 par value, 38,254,389 shares outstanding as of May 12, 2009.
Class B Common Stock of $.01 par value, 6,875,104 shares outstanding as of May 12, 2009.

BFC Financial Corporation

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition- Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$354,652	278,937
Restricted cash	8,575	21,288
Securities available for sale and other financial instruments (at fair value)	538,516	722,698
Investment securities at cost or amortized costs (fair value: $37,294 in 2009 and $12,475 in 2008)	36,955	12,008
Tax certificates, net of allowance of $7,036 in 2009 and $6,064 in 2008	172,641	213,534
Federal Home Loan Bank stock, at cost which approximates fair value	48,751	54,607
Residential loans held for sale at lower of cost or fair value	6,238	3,461
Loans receivable, net of allowance for loan losses $158,397 in 2009 and $137,257 in 2008	4,197,587	4,314,184
Accrued interest receivable	38,519	41,817
Real estate held for development and sale	269,014	268,763
Real estate owned	21,763	19,045
Investments in unconsolidated affiliates	28,494	41,386
Properties and equipment, net	309,251	315,347
Goodwill and other intangible assets, net	36,553	44,986
Other assets	44,945	43,521

Total assets	$6,112,454	6,395,582

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$3,254,626	3,184,677
Non-interest bearing deposits	798,687	741,691

Total deposits	4,053,313	3,926,368
Advances from FHLB	817,372	967,491
Federal funds purchased and other short term borrowings	62,967	238,339
Securities sold under agreements to repurchase	28,238	41,387
Subordinated debentures, mortgage notes payable and mortgage-backed bonds	287,314	287,772
Junior subordinated debentures	379,460	376,104
Loss in excess of investment in Woodbridge’s subsidiary	—	52,887
Other liabilities	115,609	118,784

Total liabilities	5,744,273	6,009,132

Commitments and contingencies (see Note 17)

Preferred stock of $.01 par value; authorized - 10,000,000 shares; Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares; issued and outstanding 15,000 shares in 2009 and 2008 with a redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 70,000,000 shares; issued and outstanding 38,254,389 in 2009 and 2008	382	382
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,875,104 in 2009 and 2008	69	69
Additional paid-in capital	124,182	123,562
Accumulated deficit	(19,439)	(8,848)
Accumulated other comprehensive loss	(742)	(2,298)

Total BFC Financial Corporation (“BFC”) shareholders’ equity	104,452	112,867
Noncontrolling interests	252,700	262,554

Total equity	357,152	375,421

Total liabilities and equity	$6,112,454	6,395,582

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2009	2008
		(As Adjusted)
Revenues
BFC Activities:
Interest and dividend income	$258	415
Other income	164	1,258

	422	1,673

Financial Services:
Interest and dividend income	62,908	83,732
Service charges on deposits	18,685	24,014
Other service charges and fees	7,025	7,433
Securities activities, net	4,440	(4,738)
Other income	2,650	2,602

	95,708	113,043

Real Estate Development:
Sales of real estate	1,427	154
Interest and dividend income	509	1,455
Other income	2,944	3,090

	4,880	4,699

Total revenues	101,010	119,415

Costs and Expenses
BFC Activities:
Employee compensation and benefits	2,196	3,160
Other expenses	701	927

	2,897	4,087

Financial Services:
Interest expense	24,775	41,075
Provision for loan losses	44,277	42,888
Employee compensation and benefits	28,806	35,155
Occupancy and equipment	14,911	16,386
Advertising and promotion	2,832	4,895
Restructuring charges and exit activities	1,875	(115)
Cost associated with debt redemption	591	1
Provision for (recovery from) tax certificates losses	1,486	(117)
Impairment of goodwill	8,541	—
Other expenses	13,514	13,564

	141,608	153,732

Real Estate Development:
Cost of sales of real estate	693	88
Interest expense, net of interest capitalized	2,773	2,911
Selling, general and administrative expenses	10,339	12,451

	13,805	15,450

Total costs and expenses	158,310	173,269

Equity in earnings from unconsolidated affiliates	6,495	1,803
Impairment of other investments	(22,797)	—
Gain on settlement of investment in Woodbridge’s subsidiary	40,369	—

Loss from continuing operations before income taxes and noncontrolling interests	(33,233)	(52,051)
Benefit for income taxes	—	(18,953)

Loss from continuing operations	(33,233)	(33,098)
Discontinued operations, less income tax provision $0 in 2009 and $708 in 2008	4,201	1,019

Net loss	(29,032)	(32,079)
Net loss attributable to noncontrolling interests	18,629	26,208

Net loss attributable to BFC	(10,403)	(5,871)
5% Preferred Stock dividends	(188)	(188)

Net loss allocable to common stock	$(10,591)	(6,059)

Basic and Diluted (Loss) Earnings Per Common Share (see Note 20):
Loss per share from continuing operations	$(0.26)	(0.13)
Earnings per share from discontinued operations	0.03	—

Net loss per common share	$(0.23)	(0.13)

Weighted average number of common shares outstanding - basic and diluted	45,114	45,103

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Loss from continuing operations	$(29,032)	(32,079)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	7,016	(5,741)
Benefit for income taxes	—	(2,214)

Unrealized gains (loss) on securities available for sale, net of tax	7,016	(3,527)

Unrealized gains (losses) associated with investment in unconsolidated affiliates	473	(427)
Benefit for income taxes	—	(165)

Unrealized gains (losses) associated with investment in unconsolidated affiliates, net of tax	473	(262)

Reclassification adjustments of net realized losses (gains) included in net loss	(2,044)	2,036
Provision for income taxes	—	786

Net realized (losses) gains reclassified into net loss, net of tax	(2,044)	1,250

Total other comprehensive income (loss), net of tax	5,445	(2,539)

Comprehensive loss	(23,587)	(34,618)
Comprehensive loss attributable to noncontrolling interests	14,740	28,170

Total comprehensive loss attributable to BFC	$(8,847)	(6,448)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statement of Changes in Equity — Unaudited
For the Three Months Ended March 31, 2009
(In thousands)

							Accumulated
							Other	Total	Non-
	Shares of Common		Class A	Class B	Additional	Accu-	Compre-	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	mulated	hensive	Shareholders’	Interests in	Total
	Class A	Class B	Stock	Stock	Capital	Deficit	Loss	Equity	Subsidiaries	Equity
Balance, December 31, 2008	38,254	6,875	$382	$69	$123,562	$(8,848)	$(2,298)	$112,867	$262,554	$375,421
Net loss	—	—	—	—	—	(10,403)	—	(10,403)	(18,629)	(29,032)
Other comprehensive income, net of taxes	—	—	—	—	—	—	1,556	1,556	3,889	5,445
Noncontrolling interests net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	4,886	4,886
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	391	—	—	391	—	391
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(188)	—	(188)	—	(188)
Share-based compensation related to stock options and restricted stock	—	—	—	—	229	—	—	229	—	229

Balance, March 31, 2009	38,254	6,875	$382	$69	$124,182	$(19,439)	$(742)	$104,452	$252,700	$357,152

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Net cash used in operating activities	$(5,013)	(27,801)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	43,528	40,953
Purchase of investment securities and tax certificates	(29,491)	(11,912)
Purchase of securities available for sale	—	(101,954)
Proceeds from sales and maturities of securities available for sale	199,731	187,498
Decrease in restricted cash	12,713	338
Cash paid in settlement of Woodbridge’s subsidiary bankruptcy	(12,430)	—
Purchases of FHLB stock	(2,295)	(8,325)
Redemption of FHLB stock	8,151	4,771
Investments in unconsolidated subsidiaries	(461)	(198)
Distributions from unconsolidated subsidiaries	224	1,889
Net decrease (increase) in loans	69,773	(13,323)
Proceeds from the sale of loans receivable	—	10,100
Adjustment to acquisition of Pizza Fusion	3,000	—
Improvements to real estate owned	—	(11)
Proceeds from sales of real estate owned	602	756
Net additions to office properties and equipment	(973)	(4,120)

Net cash provided by investing activities	292,072	106,462

Financing activities:
Net increase in deposits	128,618	42,209
Prepayment of FHLB advances	(249,591)	—
Net proceeds from FHLB advances	99,000	80,000
Decrease in securities sold under agreements to repurchase	(13,148)	(2,818)
Decrease in federal funds purchased	(175,373)	(62,489)
Repayment of notes and bonds payable	(583)	(16,316)
Proceeds from notes and bonds payable	132	4,667
Preferred stock dividends paid	(188)	(188)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	—	93
Purchase and retirement of Woodbridge Class A common stock	(13)	—
BankAtlantic Bancorp cash dividends paid to non-BFC shareholders	(198)	(216)

Net cash (used in) provided by financing activities	(211,344)	44,942

Increase in cash and cash equivalents	75,715	123,603
Cash and cash equivalents at the beginning of period	278,937	332,165

Cash and cash equivalents at end of period	$354,652	455,768

Supplemental cash flow information:
Interest paid on borrowings and deposits	$29,424	45,568
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	3,388	—
Increase (decrease) in BFC accumulated other comprehensive income, net of taxes	1,556	(577)
Net increase in equity from the effect of subsidiaries’ capital transactions to BFC	391	170
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
          BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of March 31, 2009 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	2,389,697	23.29%	12.35%
Class B Common Stock	975,225	100.00%	47.00%
Total	3,364,922	29.95%	59.35%

Woodbridge Holdings Corporation
Class A Common Stock	3,735,392	22.45%	11.90%
Class B Common Stock	243,807	100.00%	47.00%
Total	3,979,199	23.57%	58.90%
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
          On February 28, 2007, BankAtlantic Bancorp completed the sale of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary of BankAtlantic Bancorp engaged in retail and institutional brokerage and investment banking, to Stifel Financial Corp. (“Stifel”). As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the consolidated statements of operations. Under the terms of the agreement, BankAtlantic Bancorp received, among other consideration, consideration based on revenues generated by Ryan Beck over the two year period following the closing of the sale. This earn-out consideration in the amounts of $4.2 million and $1.7 million is included in the Company’s consolidated statement of operations in discontinued operations for the three months ended March 31, 2009 and 2008, respectively.
          Historically, Woodbridge’s operations were primarily within the real estate industry; however Woodbridge’s current business strategy includes the pursuit of investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities.
          Woodbridge engages in business activities through its Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through its Other Operations segment (“Woodbridge Other Operations”), which includes the other operations of Woodbridge, such as the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). An equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”) are also included in the Woodbridge Other Operations segment.
          Prior to November 9, 2007, Woodbridge also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”), which comprised Woodbridge’s Homebuilding Division. Woodbridge’s Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. As previously reported, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations. As a result of the deconsolidation of Levitt and Sons, in accordance with Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB No. 51”), Woodbridge recorded its interest in Levitt and Sons under the cost method of accounting.
          As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into on June 27, 2008. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement, as amended) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. See Note 24 for further information regarding the bankruptcy of Levitt and Sons.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at March 31, 2009 and December 31, 2008; the consolidated results of operations, comprehensive loss and cash flows for the three months ended March 31, 2009 and 2008, and the changes in consolidated equity for the three months ended March 31, 2009. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All significant inter-company balances and transactions have been eliminated in consolidation.
          Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company implemented SFAS No. 160 on January 1, 2009 and, accordingly, the Company reflected the new presentation of noncontrolling interest as a separate item in the equity section in the Company’s Consolidated Statements of Financial Condition. The Company also reflected the amount of consolidated net loss attributable to noncontrolling interests and the amount attributable to BFC to be separately presented in the Company’s Consolidated Statements of Operations. SFAS No. 160 was applied prospectively with the exception of the financial statements presentation and required disclosures, which were applied retrospectively for all periods presented. Accordingly, included in the Company’s equity in the Consolidated Statements of Financial Condition is the equity attributable to noncontrolling interests of approximately $252.7 million and $262.6 million at March 31, 2009 and December 31, 2008, respectively. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. See Note 4.

          In 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects (the “Projects”). As the criteria for assets held for sale had been met in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets were reclassified to assets held for sale and the liabilities related to those assets were reclassified to liabilities related to assets held for sale. The results of operations for these assets were reclassified as discontinued operations. During the fourth quarter of 2008, Woodbridge determined that given the difficulty in predicting the timing or probability of a sale of the assets associated with the Projects as a result of, among other things, the economic downturn and disruptions in credit markets, the requirements of SFAS No. 144 necessary to classify these assets as held for sale and to be included in discontinued operations were no longer met and Woodbridge could not assert the Projects could be sold within a year. Therefore, the results of operations for these Projects were reclassified back into continuing operations for prior periods to conform to the current period’s presentation.
          A revision was recorded by Woodbridge in the first quarter of 2009 to account for assets and non-controlling interests not recorded properly in the initial application of purchase accounting of Woodbridge’s investment in Pizza Fusion. The adjustment resulted in an increase in cash of $3.0 million, goodwill of $1.1 million and non-controlling interest of $4.1 million. Woodbridge has also recorded an increase in cash flows from investing activities in the three months ended March 31, 2009 of $3.0 million which is included in adjustment to acquisition of Pizza Fusion. The impact of this revision is not material to our consolidated balance sheets at September 30, 2008 and December 31, 2008, nor is it material to our consolidated statement of cash flows for the periods then ended. The revision had no impact on our net income or loss or on our cash flows from operating activities for the three month periods ended September 30, 2008 and December 31, 2008.
2. Liquidity
BFC
          Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Woodbridge are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent its pro rata share in a dividend or distribution. BFC has incurred operating cash flow deficits which have been financed with available working capital. BFC expects to meet its liquidity requirements generally through existing cash balances and cash dividends from Benihana and, if necessary with respect to its long-term liquidity requirements, through secured and unsecured indebtedness, future issuances of equity and/or debt securities, and, the sale of assets; however, there is no assurance that any of these alternatives will be available to BFC on attractive terms, or at all, particularly if the adverse current economic and financial market conditions continue.
BankAtlantic Bancorp and BankAtlantic
          BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and availability under its lines of credit, federal funds and Treasury and Federal Reserve programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make terms of the borrowings and deposits less favorable. As a result, there is a risk that BankAtlantic’s cost of funds will increase or that the availability of funding sources may decrease. As of March 31, 2009, BankAtlantic had available unused borrowings of approximately $813 million in connection with its FHLB line of credit, federal funds lines, and Treasury and Federal Reserve programs. However, such available borrowings are subject to periodic reviews and they may be terminated or limited at any time.
          As of March 31, 2009, BankAtlantic met the regulatory requirements of a “well capitalized” institution with actual capital amounts and ratios exceeding all “well capitalized” amounts and ratios. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that BankAtlantic Bancorp or BankAtlantic would be successful in raising additional capital in subsequent periods. BankAtlantic Bancorp’s inability to raise capital or be deemed “well capitalized” could have a material adverse impact on BFC’s and BankAtlantic Bancorp’s financial condition and results.

Core Communities
          Core’s operations have been negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales, and Core is currently experiencing cash flow deficits. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land; however, there is no assurance that any or all of these alternatives will be available to Core on attractive terms, if at all, or that Core will otherwise be in a position to utilize such alternatives to improve its cash position. In addition, while funding from Woodbridge is a possible source of liquidity, Woodbridge is under no obligation to provide funding to Core and there can be no assurance that it will do so.
          Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million, of which $58.3 million was outstanding at March 31, 2009. This facility matures in June 2009 and has two one-year extension options. The loan agreement requires that Core provide at least 30 days notice prior to the initial maturity of its election to exercise the one-year option period. Throughout the extension period, the collateral must generate a debt service coverage ratio of 1.20:1, otherwise Core would be required to re-margin the loan. Core does not currently anticipate that it will meet the debt service coverage ratio requirements with respect to the extension period, and Core is in discussions with its lender regarding this credit agreement. Under the terms of the loan, Core can make a re-margining payment, if necessary, from current cash reserves, and the loan will be automatically extended. As part of its discussions with the lender, Core is seeking to achieve the extension by restructuring the loan without making a re-margining payment. However, there can be no assurance that Core will be successful in doing so.
          All of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. In January of 2009, Core was advised by one of its lenders that the lender had received an external appraisal on the land that serves as collateral for a loan, which had an outstanding balance of $86.7 million at March 31, 2009. The appraised value would suggest that a re-margining payment must be required to reduce the note payable so as to meet the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and, until such time as there is final conclusion on the part of the lender, the amount of a possible re-margining requirement is not determinable.
          As discussed above, the negative trends in the operations of Core which have been impacted by the deterioration of the real estate market and the potential for re-margining payments of yet unknown amounts raise substantial doubt regarding Core’s ability to continue as a going concern in accordance with “Statement of Auditing Standards No. 59, “The Auditors Consideration of an Entity’s Ability to Continue as a Going Concern,” if Woodbridge chooses not to provide Core with the cash needed to meet any such obligations when and if they arise. Core’s results are reported separately for segment purposes as the Land Division segment in Note 5. The financial information provided in the Land Division segment and in the unaudited consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the unaudited consolidated financial statements and the financial information provided for the Land Division do not include any adjustments that might result from the outcome of this uncertainty.

3. Fair Value Measurement
          The following table presents major categories of the Company’s assets measured at fair value on a recurring basis for the three months ended March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$363,389	—	363,389	—
REMICS	154,449	—	154,449	—
Bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,384	—	—	16,384
Other equity securities	4,044	2,792	—	1,252

Total securities available for sale at fair value	$538,516	2,792	517,838	17,886

There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements.
          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

		Benihana
		Convertible	Equity
	Bonds	Preferred Stock	Securities	Total

Beginning Balance	$250	16,426	1,588	18,264
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive loss	—	(42)	(336)	(378)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$250	16,384	1,252	17,886

          The following table presents major categories of assets measured at fair value on a non-recurring basis during the three months ended March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009 using
		Quoted prices in
		Active Markets	Significant	Significant
	As of	for Identical	Other Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the collateral	$36,208	—	—	36,208	9,860
Impaired real estate owned	1,590	—	—	1,590	211
Impaired goodwill	—	—	—	—	8,541
          There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.

          Loans Measured For Impairment
          Impaired loans are generally valued based on the fair value of the underlying collateral. Third party appraisals of the collateral are primarily used to assist in measuring impairment. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and these values may also be adjusted for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, judgment on market conditions is used to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.
          Impaired Real Estate Owned
          Real estate owned is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties, and BankAtlantic may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.
          Impaired Goodwill
          Goodwill impairment charges relating to BankAtlantic Bancorp’s tax certificates and investments reporting units in the aggregate amount of $8.5 million, net of purchase accounting adjustment from the 2008 step acquisition in the amount of approximately $0.6 million, was recorded during the three months ended March 31, 2009. The remaining $13.1 million of goodwill on BankAtlantic Bancorp’s statement of financial condition relates to BankAtlantic Bancorp’s capital services reporting unit, and the goodwill associated with this reporting unit was determined not to be impaired as of March 31, 2009. In determining the fair value of the reporting units, BankAtlantic Bancorp used discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to BankAtlantic Bancorp’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. BankAtlantic Bancorp used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan, tax certificates and securities growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions. Changes in the assumptions used could impact significantly the fair value assigned to a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units are considered a Level 3 valuation.
4. Noncontrolling Interests
          The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
BankAtlantic Bancorp	$145,011	170,888
Woodbridge	103,488	91,389
Other subsidiaries	4,201	277

	$252,700	262,554

          The following table summarizes the noncontrolling interests loss (earnings) recognized by others with respect to the Company’s subsidiaries for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Noncontrolling interests - Continuing Operations:
BankAtlantic Bancorp	$32,649	18,779
Woodbridge	(11,296)	8,274
Other subsidiaries	219	12

	21,572	27,065

Noncontrolling interests - Discontinued Operations:
BankAtlantic Bancorp	$(2,943)	(857)
Woodbridge	—	—
Other subsidiaries	—	—

	(2,943)	(857)

	$18,629	26,208

5. Segment Reporting
          Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in assessing performance and deciding how to allocate resources. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, types of customers, distribution systems or regulatory environments.
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
          The Company operates through five reportable segments, which are: BFC Activities, BankAtlantic, BankAtlantic Bancorp Other Operations, Land Division and Woodbridge Other Operations. The Company’s financial services activities include BankAtlantic Bancorp’s results of operations and consist of two reportable segments, which are: BankAtlantic and BankAtlantic Bancorp Other Operations. The Company’s real estate development activities include Woodbridge’s results of operations and consist of two reportable segments, which are: Land Division and Woodbridge Other Operations.
          The Company evaluates segment performance based on net income (loss) net of tax and noncontrolling interests.
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
          This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge Holdings Corporation and its subsidiaries. The BFC Activities segment includes dividends from BFC’s investment in Benihana’s convertible preferred stock and income and expenses associated with shared service operations in the areas of human resources, risk management, investor relations and executive office administration and other services that BFC provides to BankAtlantic Bancorp and Woodbridge pursuant to a shared services agreement. Additionally, BFC provides certain risk management and administrative services to Bluegreen. This segment also includes BFC’s overhead and expenses, the financial results of venture partnerships that BFC controls and BFC’s benefit for income taxes.

BankAtlantic
          The Company’s BankAtlantic segment consists of the banking operations of BankAtlantic.
BankAtlantic Bancorp Other Operations
          The BankAtlantic Bancorp Other Operations segment consists of the operations of BankAtlantic Bancorp other than the banking operations of BankAtlantic, including cost of acquisitions, asset and capital management and financing activities.
Land Division
          The Company’s Land Division segment consists of Core Communities’ operations.
Woodbridge Other Operations
          The Woodbridge Other Operations segment consists of Woodbridge Holdings Corporation’s operations, the operations of Pizza Fusion and Carolina Oak, other investment activities through Cypress Creek Capital and Snapper Creek. Woodbridge’s equity investment in Bluegreen and its investment in Office Depot are also included in the Woodbridge Other Operations segment.

          The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2009 and 2008 (in thousands):

			BankAtlantic
			Bancorp		Woodbridge	Adjustments
	BFC		Other	Land	Other	and
2009	Activities	BankAtlantic	Operations	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	—	—	1,427	—	—	1,427
Interest and dividend income	258	62,409	209	275	237	287	63,675
Other income	909	32,787	342	2,276	677	(1,083)	35,908

Total revenues	1,167	95,196	551	3,978	914	(796)	101,010

Costs and Expenses:
Cost of sale of real estate	—	—	—	693	—	—	693
Interest expense, net	—	20,640	4,230	1,370	1,403	(95)	27,548
Provision for loan losses	—	43,520	757	—	—	—	44,277
Other expenses	2,958	71,703	1,704	6,247	4,507	(1,327)	85,792

Total costs and expenses	2,958	135,863	6,691	8,310	5,910	(1,422)	158,310

Equity in (loss) earnings from unconsolidated affiliates	(71)	78	118	—	6,336	34	6,495
Impairment of other investment	—	—	—	—	(22,797)	—	(22,797)
Gain on settlement of investment in Woodbridge’s subsidiary	—	—	—	—	26,985	13,384	40,369

(Loss) income from continuing operations	(1,862)	(40,589)	(6,022)	(4,332)	5,528	14,044	(33,233)
Discontinued operations	1,258	—	4,201	—	—	(1,258)	4,201

Net (loss) income	(604)	(40,589)	(1,821)	(4,332)	5,528	12,786	(29,032)
Net loss (income) attributable to noncontrolling interests	15	28,431	1,276	3,358	(4,082)	(10,369)	18,629

Net (loss) income attributable to BFC	$(589)	(12,158)	(545)	(974)	1,446	2,417	(10,403)

At March 31, 2009

Total assets	$39,807	5,488,603	506,711	333,810	191,503	(447,980)	6,112,454

			BankAtlantic
			Bancorp		Woodbridge	Adjustments
	BFC		Other	Land	Other	and
2008	Activities	BankAtlantic	Operations	Division	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	—	—	154	—	—	154
Interest and dividend income	420	83,358	420	189	1,287	(72)	85,602
Other income	1,689	34,440	(4,808)	3,420	314	(1,396)	33,659

	2,109	117,798	(4,388)	3,763	1,601	(1,468)	119,415

Costs and Expenses:
Cost of sales of real estate	—	—	—	28	—	60	88
Interest expense, net	—	35,353	5794	993	2,673	(827)	43,986
Provision for loan losses	—	42,888	—	—	—	—	42,888
Other expenses	4,158	68,626	1,675	5,531	7,096	(779)	86,307

	4,158	146,867	7,469	6,552	9,769	(1,546)	173,269

Equity in earnings from unconsolidated affiliates	2	1,113	162	—	526	—	1,803

Loss from continuing operations before income taxes	(2,047)	(27,956)	(11,695)	(2,789)	(7,642)	78	(52,051)
Benefit for income taxes	(3,866)	(10,975)	(4,112)	—	—	—	(18,953)

(Loss) income from continuing operations	$1,819	(16,981)	(7,583)	(2,789)	(7,642)	78	(33,098)
Discontinued operations, less income taxes	1,019	—	1,121	—	—	(1,121)	1,019

Net (loss) income	2,838	(16,981)	(6,462)	(2,789)	(7,642)	(1,043)	(32,079)
Net loss attributable to noncontrolling interests	12	13,603	5176	1,983	5,434	—	26,208

Net (loss) income attributable to BFC	$2,850	(3,378)	(1,286)	(806)	(2,208)	(1,043)	(5,871)

At March 31, 2008
Total assets	$35,511	6,212,300	730,427	328,255	365,699	(563,360)	7,108,832

6. Discontinued Operations
          On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined revenues generated by Ryan Beck during the two-year period which ended on February 28, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale. BankAtlantic Bancorp received additional earn-out consideration of $1.7 million and $4.2 million during the three months ended March 31, 2008 and 2009, respectively.
7. Restructuring Charges and Exit Activities
BankAtlantic Bancorp and BankAtlantic
          The following provides liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2008	$102	990	1,092
Expenses (recoveries)	—	(115)	(115)
Amounts paid or amortized	(88)	(88)	(176)

Balance at March 31, 2008	$14	787	801

Balance at January 1, 2009	171	1,462	1,633
Expense incurred	1,875	—	1,875
Amounts paid or amortized	(138)	(30)	(168)

Balance at March 31, 2009	$1,908	1,432	3,340

          In March 2009, BankAtlantic Bancorp completed a reduction of its workforce by approximately 130 associates, or 7%, impacting back-office functions as well as its community banking and commercial lending business units. BankAtlantic Bancorp incurred $1.9 million of employee termination costs which were included in the statement of operations for the three months ended March 31, 2009.
Woodbridge Holdings Corporation and Levitt and Sons
          The following table summarizes the restructuring related accruals activity recorded for the three months ended March 31, 2009 and 2008 (in thousands):

	Severance		Independent
	Related and		Contractor	Surety Bond
	Benefits	Facilities	Agreements	Accrual	Total

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges (credits)	1,207	—	(42)	—	1,165
Cash payments	(1,527)	(86)	(206)	(165)	(1,984)

Balance at March 31, 2008	$1,634	924	1,173	1,661	5,392

Balance at December 31, 2008	$129	704	597	1,144	2,574
Restructuring charges	89	—	8	—	97
Cash payments	(132)	(93)	(206)	(37)	(468)

Balance at March 31, 2009	$86	611	399	1,107	2,203

          On November 9, 2007, Woodbridge implemented an employee fund and indicated that it would pay up to $5.0 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which Levitt and Sons was permitted to pay to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases.
          The severance related and benefits accrual includes severance payments made to Levitt and Sons employees as well as other employees of Woodbridge, payroll taxes and other benefits related to the terminations that occurred in 2007 as part of the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges in the three months ended March 31, 2009 and 2008 of approximately $89,000 and $1.2 million, respectively. For the three months ended March 31, 2009 and 2008, Woodbridge paid approximately $132,000 and $1.5 million, respectively, in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Woodbridge Other Operations segment. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons.
          The facilities accrual as of March 31, 2009 represents expense associated with property and equipment leases that Woodbridge had entered into that are no longer providing a benefit to Woodbridge, as well as termination fees related to contractual obligations that Woodbridge cancelled. Included in this amount are future minimum lease payments fees and expenses for which the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, as applicable, were satisfied. Total cash payments related to the facilities accrual were $93,000 and $86,000 for the three months ended March 31, 2009 and 2008, respectively.
          The independent contractor agreements accrual relates to two consulting agreements entered into by Woodbridge with former Levitt and Sons employees. The total commitment related to these agreements as of March 31, 2009 was approximately $399,000 and will be paid monthly through November 2009. During each of the quarters ended March 31, 2009 and 2008, Woodbridge paid $206,000 under these agreements.
          At each of March 31, 2009 and December 31, 2008, Woodbridge had $1.1 million in surety bonds accrual related to certain bonds where Woodbridge’s management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the three months ended March 31, 2009 and 2008, Woodbridge reimbursed the surety approximately $37,000 and $165,000, respectively, in accordance with the indemnity agreement for bond claims paid during the period. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. (See Note 17.)
8. Securities Available for Sale
          The following tables summarize securities available for sale (in thousands):

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities
Mortgage-backed securities	$350,142	13,258	11	363,389
Real estate mortgage investment conduits (1)	150,445	4,004	—	154,449

Total mortgage-backed securities	500,587	17,262	11	517,838

Investment Securities:
Other bonds	250	—	—	250
Investment in Benihana Convertible Preferred Stock	16,426	—	42	16,384
Equity securities	4,290	97	343	4,044

Total investment securities	20,966	97	385	20,678

Total	$521,553	17,359	396	538,516

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits (1)	165,449	1,846	944	166,351

Total mortgage-backed securities	687,344	12,863	983	699,224

Investment Securities:
Other bonds	250	—	—	250
Investment in Benihana Convertible Preferred Stock	16,426	—	—	16,426
Equity securities	6,686	112	—	6,798

Total investment securities	23,362	112	—	23,474

Total	$710,706	12,975	983	722,698

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
          Included in Financial Services securities activities, net in the Company’s Consolidated Statements of Operations were (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Gross gains on securities sales	$4,440	$1,776

Gross losses on securities sales	—	(6,514)

Proceeds from sales of securities	162,429	141,085

BFC — Benihana Investment
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.67 per share of Convertible Preferred Stock, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 19% voting interest and an approximately 9.4% economic interest in Benihana. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless BFC elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. At March 31, 2009, the closing price of Benihana’s Common Stock was $2.53 per share. The market value of the Convertible Preferred Stock if converted at March 31, 2009 would have been approximately $4.0 million.
          Historically, the Company’s investment in Benihana’s Convertible Preferred Stock was classified as investment securities and was carried at historical cost. In December 2008, the Company performed an impairment review of its investment in the Convertible Preferred Stock to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors, including the decline in the underlying trading value of Benihana’s Common Stock at December 31, 2008 and the redemption provisions of the Convertible Preferred Stock, the Company determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value of approximately $16.4 million at December 31, 2008. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities to investment securities available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At March 31, 2009, the Company performed an impairment review of its investment in the Convertible Preferred Stock and determined, based on such review, that no further other-than-temporary impairment adjustment was required at that time. BFC will continue to monitor this investment in accordance with FASB Staff Position (“FSP”) FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1/FAS 124-1”) to determine whether any further other-than-temporary impairment associated with this investment may be required in future periods. On May 6, 2009, the closing price of Benihana’s Common Stock was $6.06 per share. The fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed by using Level 3 inputs as defined by SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”), whereby BFC’s valuation technique was used to measure the fair value based upon the income approach by discounting the cash flows at a market discount rate.
          See Note 18 for additional information concerning the Benihana Convertible Preferred Stock.
Office Depot Investment
          At March 31, 2009, Woodbridge owned approximately 1.4 million shares of Office Depot’s common stock, representing less than 1% of Office Depot’s outstanding common stock as of that date. This investment is reviewed quarterly for other-than-temporary impairments in accordance with FSP FAS 115-1/FAS 124-1 and is accounted for under the available-for-sale method of accounting whereby any unrealized holding gains or losses are included in equity.

          During December 2008, Woodbridge performed an impairment analysis of its investment in Office Depot common stock. Woodbridge concluded that there was an other-than-temporary impairment associated with its investment in Office Depot based on the severity of the decline of the fair value of its investment, the length of time the stock price had been below the carrying value of Woodbridge’s investment, the continued decline in the overall economy and credit markets, and the unpredictability of the recovery of the Office Depot stock price. Accordingly, Woodbridge recorded an other-than-temporary impairment charge of approximately $12.0 million representing the difference of the average cost of $11.33 per share and the fair value of $2.98 per share as of December 31, 2008 multiplied by the number of shares of Office Depot common stock owned by Woodbridge at that date. Woodbridge again performed an impairment analysis at March 31, 2009 and, based on, among other things, the continued decline of Office Depot’s stock price, determined that an additional other-than-temporary impairment charge was required. As a result, Woodbridge recorded a $2.4 million impairment charge relating to its investment in Office Depot in the three months ended March 31, 2009, which decreased the carrying value of Woodbridge’s investment in Office Depot from $4.3 million as of December 31, 2008 to $1.9 million as of March 31, 2009.
          Woodbridge valued Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. Woodbridge uses quoted market prices to value equity securities. The fair value of the Office Depot common stock in Woodbridge’s unaudited consolidated statements of financial condition at March 31, 2009 was calculated based upon the $1.31 closing price of Office Depot’s common stock on the New York Stock Exchange on March 31, 2009. On May 7, 2009, the closing price of Office Depot common stock was $3.45 per share.
9. Acquisition
          On September 18, 2008, Woodbridge, indirectly through its wholly-owned subsidiary, Woodbridge Equity Fund II LP, purchased for an aggregate of $3.0 million, 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to 1,500,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. Woodbridge also has options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share and, upon exercise of such options, will receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years, subject to earlier expiration in certain circumstances.
          Pizza Fusion is a restaurant franchise operating in a niche market within the quick service and organic food industries. As of March 31, 2009, Pizza Fusion, which was founded in 2006, was operating 18 locations throughout the United States and had entered into franchise agreements to open an additional 17 stores by the end of 2009.
          During 2008, Woodbridge evaluated its investment in Pizza Fusion under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and determined that Pizza Fusion is a variable interest entity. Pizza Fusion is in its early stages and will likely require additional financial support for its normal operations and further expansion of its franchise operations. Furthermore, on a fully diluted basis, Woodbridge’s investment represents a significant interest in Pizza Fusion and, therefore, Woodbridge is expected to bear the majority of the variability of the risks and rewards of Pizza Fusion. Additionally, as shareholder of the Series B Convertible Preferred Stock, Woodbridge has control over the Board of Directors of Pizza Fusion. Based upon these factors, Woodbridge concluded that it is the primary beneficiary. Accordingly, under purchase accounting, the assets and liabilities of Pizza Fusion are consolidated in accordance with Statement of SFAS No. 141 “Business Combinations". Apart from its investment of $3.0 million, Woodbridge has not provided any additional financial support to Pizza Fusion since acquisition. There are no restrictions on the assets currently held by Pizza Fusion and its liabilities are primarily related to franchise deposits, which are not refundable.
          Woodbridge recorded $5.5 million in other intangible assets, including an adjustment of $1.1 million in goodwill. The intangible assets consist primarily of the value of franchise agreements that had been executed by Pizza Fusion at the acquisition date. These intangible assets will be amortized over the length of the franchise agreements which is generally 10 years.

10. Loans Receivable
          The consolidated loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Real estate loans:
Residential	$1,862,341	1,916,562
Builder land loans	83,945	84,453
Land acquisition and development	214,561	226,484
Land acquisition, development and construction	52,090	60,730
Construction and development	232,054	229,856
Commercial	714,617	713,571
Consumer — home equity	711,236	718,950
Small business	212,011	218,694
Other loans:
Commercial business	145,264	144,554
Small business — non-mortgage	104,163	108,230
Consumer loans	14,339	16,406
Deposit overdrafts	6,404	9,730

Total gross loans	4,353,025	4,448,220

Adjustments:
Premiums, discounts and net deferred fees	2,959	3,221
Allowance for loan losses	(158,397)	(137,257)

Loans receivable, net	$4,197,587	4,314,184

Loans held for sale	$6,238	3,461

          Loans held for sale at March 31, 2009 and December 31, 2008 are loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement between the parties, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loan during the 14 day period and accordingly earns the interest income during the period. Gains from the sale of loans held for sale were $112,000 and $76,000 for the three months ended March 31, 2009 and 2008, respectively.
          Undisbursed loans in process consisted of the following components (in thousands):

	March 31,	December 31,
	2009	2008
Construction and development	$88,375	124,332
Commercial	31,476	38,930

Total undisbursed loans in process	$119,851	163,262

          Allowance for loan losses (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Balance, beginning of period	$137,257	94,020

Loans charged-off	(23,929)	(47,247)
Recoveries of loans previously charged-off	792	175

Net (charge-offs)	(23,137)	(47,072)
Provision for loan losses	44,277	42,888

Balance, end of period	$158,397	89,836

          The following summarizes impaired loans (in thousands):

	March 31, 2009		December 31, 2008
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
	`
Impaired loans with specific valuation allowances	$189,706	45,487	174,710	41,192
Impaired loans without specific valuation allowances	235,964	—	138,548	—
	`
Total	$425,670	45,487	313,258	41,192

          As of March 31, 2009, impaired loans with specific valuation allowances had been previously charged down by $45.1 million and impaired loans without specific valuation allowances had been previously charged down by $22.7 million.
          Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

For the Three Months
Ended
March 31, 2009
Contracted interest income	$5,097
Interest income recognized	(694)

Foregone interest income	$4,403

11. Real Estate Held for Development and Sale
          Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Land and land development costs	$220,379	221,684
Construction costs	463	463
Capitalized interest and other costs	40,095	38,539
Land held for sale	8,077	8,077

Total	$269,014	268,763

          Real estate held for development and sale includes the combined real estate assets of Woodbridge and its subsidiaries as well as BankAtlantic’s residential construction development. Also included in other real estate held for development and sale in the Company’s Consolidated Statements of Financial Condition is BFC’s unsold land at the commercial development known as Center Port in Pompano Beach, Florida.
          Real estate inventory is reviewed for impairment on a project-by-project basis in accordance with SFAS No. 144. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
12. Investments in Unconsolidated Affiliates
          At March 31, 2009, Woodbridge owned approximately 9.5 million shares of Bluegreen’s common stock representing approximately 31% of Bluegreen’s outstanding common stock. Woodbridge accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize Woodbridge’s interest in Bluegreen’s earnings or losses. The difference between a) Woodbridge’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of Woodbridge’s equity in earnings of Bluegreen as reflected in Woodbridge’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock and a basis difference due to impairment charges recorded on Woodbridge’s investment in Bluegreen, as described below.
          During 2008, Woodbridge began evaluating its investment in Bluegreen for other-than-temporary impairments in accordance with FSP FAS 115-1/FAS 124-1, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock", and Securities and Exchange Commission Staff Accounting Bulletin No. 59 as the fair value of Bluegreen’s common stock had fallen below the carrying value of Woodbridge’s investment in Bluegreen. Woodbridge analyzed various quantitative and qualitative factors including Woodbridge’s intent and ability to hold the investment, the severity and duration of the impairment and the prospects for the improvement of fair value. As a result of the impairment evaluations performed in the third and fourth quarters of 2008, Woodbridge recorded other-than-temporary impairments of $53.6 million and $40.8 million for the quarters ended September 30, 2008 and December 31, 2008, respectively.
          Woodbridge again performed an impairment review of its investment in Bluegreen as of March 31, 2009 and as part of such review, analyzed various qualitative and quantitative factors relating to the performance of Bluegreen, and its current stock price. Woodbridge valued Bluegreen’s common stock by using a market approach valuation technique and Level 1 valuation inputs in accordance with SFAS No. 157. As a result of the evaluation, based on, among other things, the continued decline of Bluegreen’s common stock price, Woodbridge determined that an other-than-temporary impairment was necessary, and accordingly, recorded a $20.4 million impairment charge (calculated based upon the $1.74 closing price of Bluegreen’s common stock on the New York Stock Exchange on March 31, 2009) and adjusted the carrying value of its investment in Bluegreen to its fair value of $16.6 million at March 31, 2009. On May 7, 2009, the closing price of Bluegreen’s common stock was $1.75 per share.
          As a result of the impairment charges taken, a basis difference was created between Woodbridge’s investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen will be adjusted each period to reflect the amortization of this basis difference. As such, Woodbridge established an allocation methodology by which Woodbridge allocated the impairment loss to the relative fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization will be calculated based on the useful lives of the underlying assets and other relevant data associated with each asset category. As such, amortization of $5.3 million was recorded into Woodbridge’s pro rata share of Bluegreen’s net income for the quarter ended March 31, 2009.
          The following table shows the reconciliation of Woodbridge’s pro rata share of Bluegreen’s net income to Woodbridge’s total earnings from Bluegreen recorded in the unaudited consolidated statements of operations (in thousands):

March 31,
2009
Pro rata share of Bluegreen’s net income	$1,082
Amortization of basis difference	5,254

Total earnings from Bluegreen Corporation	$6,336

          The following table shows the reconciliation of Woodbridge’s pro rata share of its net investment in Bluegreen and its investment in Bluegreen after impairment charges (in thousands):

	March 31,	December 31,
	2009	2008
Pro rata share of investment in Bluegreen Corporation	$31,707	115,072
Purchase accounting adjustment (from the step acquisition)	—	(4,700)
Amortization of basis difference	5,254	13,850
Less: Impairment of investment in Bluegreen Corporation	(20,401)	(94,433)

Investment in Bluegreen Corporation	$16,560	29,789

          Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
Total assets	$1,192,339	1,193,507

Total liabilities	$772,873	781,522

Total Bluegreen shareholders’ equity	388,762	382,467
Noncontrolling interest	30,704	29,518

Total equity	419,466	411,985

Total liabilities and equity	$1,192,339	1,193,507

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues and other income	$79,024	139,352
Cost and other expenses	71,989	136,263

Income before noncontrolling interests and provision for income taxes	7,035	3,089
Provision for income taxes	(2,296)	(855)

Net income	4,739	2,234
Net income attributable to noncontrolling interests	(1,186)	(838)

Net income attributable to Bluegreen	$3,553	1,396

13. Goodwill
          Goodwill is tested for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, reduced its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of BankAtlantic Bancorp’s Class A common stock on the NYSE during March 2009 was $1.57 compared to $4.23 during December 2008, a decline of 63%. Management of BankAtlantic Bancorp believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amount, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009.
          Based on the results of the interim goodwill impairment evaluation, an impairment charge of $8.5 million, net of purchase accounting adjustment from step acquisition of approximately $0.6 million, was recorded during the three months ended March 31, 2009. The entire amount of goodwill relating to BankAtlantic’s tax certificate ($4.7 million) and investment ($4.4 million) reporting units was determined to be impaired. Goodwill of $13.1 million associated with BankAtlantic’s capital services reporting unit was determined not to be impaired at that time.
          BankAtlantic Bancorp’s management believes that the goodwill impairment recorded during 2009 generally reflects the ongoing adverse conditions in the financial services industry, as well as the decline of BankAtlantic Bancorp’s market capitalization below its tangible book value and BankAtlantic Bancorp’s decision to reduce the size of certain reporting units in order to enhance liquidity and improve its regulatory capital ratios. If market conditions do not improve or deteriorate further, additional goodwill impairment charges may be recognized in future periods.

14. Debt and Development Bonds Payable
          All of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, certain of Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity.  These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to pay its debt and reduce its ability to use its cash to fund its operations. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or obtain alternative funds, which may not be available on attractive terms, if at all. In the event that Core is unable to refinance its debt or obtain additional funds, it may default on some or all of its existing debt facilities.
          The following table summarizes Woodbridge’s outstanding notes and mortgage notes payable (which includes Core’s outstanding notes and mortgage notes payable) at March 31, 2009 and December 31, 2008. These notes accrue interest at fixed rates and variable rates tied to the Prime Rate and/or LIBOR rate (in thousands):

	March 31,	December 31,
	2009	2008	Maturity Date
2.33% Commercial development mortgage note payable (a)	$58,262	58,262	June 2009
2.31% Commercial development mortgage note payable	4,710	4,724	June 2010
2.66% Commercial development mortgage note payable	9,041	8,919	July 2010
5.00% Land development mortgage note payable	25,000	25,000	February 2012
3.93% Land acquisition mortgage note payable	23,040	23,184	October 2019
6.88% Land acquisition mortgage note payable	4,880	4,928	October 2019
3.32% Land acquisition mortgage note payable (b)	86,710	86,922	June 2011
3.25% Borrowing base facility	37,458	37,458	March 2011
5.47% Other mortgage note payable	11,781	11,831	April 2015
6.00% – 6.13% Development bonds	3,282	3,291	May 2035
2.44% – 9.15% Other borrowings	326	381	July 2009 - June 2013

Total	$264,490	264,900

(a)	Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million. This facility matures in June 2009 and has two one-year extension options. The loan agreement requires that Core provide at least 30 days notice prior to the initial maturity of its election to exercise the one-year option period. Throughout the extension period, the collateral must generate a debt service coverage ratio of 1.20:1, otherwise Core would be required to re-margin the loan. Core does not currently anticipate that it will meet the debt service coverage ratio requirements with respect to the extension period, and Core is in discussions with its lender regarding this credit agreement. (See Note 2.)

(b)	In January of 2009, Core was advised by one of its lenders that the lender had received an external appraisal on the land that serves as collateral for a loan, which had an outstanding balance of $86.7 million at March 31, 2009. The appraised value would suggest that a re-margining payment might be required to reduce the note payable so as to meet the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and, accordingly, although it is likely that a re-margining payment will be required, the amount of such payment is not currently determinable.
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

          Core’s bond financing at March 31, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $143.8 million and $130.5 million, respectively. Further, at March 31, 2009, there was approximately $69.2 million available under these bonds to fund future development expenditures. Bond obligations at March 31, 2009 mature in 2035 and 2040.  As of March 31, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district.  During the quarters ended March 31, 2009 and 2008, Core recorded approximately $159,000 and $105,000, respectively, in assessments on property owned by it in the districts.   Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold.   In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.   Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies”, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, Woodbridge records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user.   At each of March 31, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of March 31, 2009.
15. Interest Expense
          The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,
	March 31,
	2009	2008
Interest expense	$29,182	47,174
Interest capitalized	(1,634)	(3,188)

Interest expense, net	$27,548	43,986

16. Woodbridge Incentive Compensation Program
          On September 29, 2008, Woodbridge’s Board of Directors approved the terms of incentive programs for certain of Woodbridge’s employees including certain of Woodbridge’s named executive officers, pursuant to which a portion of their compensation will be based on the cash returns realized by Woodbridge on its investments. The programs relate to the performance of existing investments and new investments designated by the Board (together, the “Investments”). All of Woodbridge’s investments have been or will be held by individual limited partnerships or other legal entities which will be the basis for their incentives under the programs. Woodbridge’s named executive officers may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole. Woodbridge believes that the program appropriately aligns payments to the executive officer participants and other participating employees with the performance of Woodbridge’s investments.
          In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), Woodbridge has determined that the new executive incentive program qualifies as a liability-based plan and, accordingly, has evaluated the components of the program to determine the fair value of the liability, if any, to be recorded. Based on its evaluation, Woodbridge determined a liability for compensation under the executive compensation program as of March 31, 2009 was not material.

17. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
          Commitments and financial instruments with off-balance sheet risk consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
BFC Activities
Guaranty agreements	$38,000	38,000
Financial Services
Commitments to sell fixed rate residential loans	43,184	25,304
Commitments to originate loans held for sale	36,945	21,843
Commitments to originate loans held to maturity	39,571	16,553
Commitments to extend credit, including the undisbursed portion of loans in process	499,913	597,739
Standby letters of credit	19,717	20,558
Commercial lines of credit	51,266	66,954
Real Estate Development
Continued Agreement of Indemnity- surety bonds	19,800	19,900
BFC Activities
          On March 31, 2008, BFC sold its membership interests in two of its indirect subsidiaries which owned two South Florida shopping centers to an unaffiliated third party. In connection with the sale of the membership interests, BFC was relieved of its guarantee related to the loans collateralized by the shopping centers, and BFC believes that any possible remaining obligations are both remote and immaterial.
          A wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”), has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of such office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 35.2% of the current indebtedness of the property, with the guarantee to be partially reduced in the future based upon the performance of the property.
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 19.3% of the current indebtedness collateralized by the commercial properties.
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
          Other than these guarantees, the remaining instruments indicated in the table above are direct commitments of BankAtlantic Bancorp or Woodbridge.
Financial Services
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $13.6 million at March 31, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.1 million at March 31, 2009. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2009 and December 31, 2008 was $32,000 and $20,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Real Estate Development
          At March 31, 2009 and December 31, 2008, Woodbridge had outstanding surety bonds of approximately $8.1 million and $8.2 million, respectively, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. Woodbridge estimates that approximately $4.8 million of work remains to complete these improvements and does not believe that any outstanding surety bonds will likely be drawn upon.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases.  In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of March 31, 2009 and December 31, 2008, Woodbridge had $1.1 million in surety bonds accrual at Woodbridge related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements.   During the three months ended March 31, 2009 and 2008, Woodbridge reimbursed the surety approximately $37,000 and $165,000, respectively, in accordance with the indemnity agreement for bond claims paid during the period. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the $11.7 million surety bonds exposure relating to two bonds totaling $5.4 million after a municipality made claims against the surety. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because Woodbridge does not believe a loss is probable, Woodbridge did not accrue any amount in connection with this claim as of March 31, 2009. As claims had been made on the bonds, the surety requested Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality and Woodbridge has complied with that request.
          At March 31, 2009, Woodbridge had $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
18. Redeemable 5% Cumulative Preferred Stock
          On June 7, 2004, the Board of Directors of the Company designated 15,000 shares of preferred stock as 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) and set the relative rights, preferences and limitations of the 5% Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the Preferred Stock to an investor group in a private offering. On December 17, 2008, the Company amended Article IV of the Company’s Amended and Restated Articles of Incorporation (the “Amendment”) to change certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of 5% Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana’s Convertible Preferred Stock, (ii) the Company sells any shares of Benihana’s Common Stock received upon conversion of the Benihana Convertible Preferred Stock or (iii) Benihana redeems any shares of the Benihana Convertible Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on the 5% Preferred Stock, the Amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s Common Stock received by the Company upon conversion of Benihana’s Convertible Preferred Stock.

          Effective with the Amendment in December 2008 and in accordance with Accounting Series Release No. 268 (“ASR 268”), the Company determined that the 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the Amendment date of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock and the remaining amount of approximately $4.0 million remained classified in Additional Paid in Capital in the Company’s Consolidated Statements of Financial Condition. The fair value of the 5% Preferred Stock was obtained by using an income approach by discounting estimated cash flows at a market discount rate.
          The 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices (the “Redemption Price”) ranging from $1,030 per share for the year 2009 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid dividends on the 5% Preferred Stock of $187,500 on a quarterly basis. The 5% Preferred Stock has no voting rights except as required by Florida law.
19. Certain Relationships and Related Party Transactions
          BFC is the controlling shareholder of BankAtlantic Bancorp and Woodbridge. BFC also has a direct non-controlling interest in Benihana and, through Woodbridge, an indirect ownership interest in Bluegreen. Shares representing a majority of BFC’s total voting power are owned or controlled by the Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company and Bluegreen, and executive officers and directors of Woodbridge, BankAtlantic Bancorp and BankAtlantic. Mr. Abdo is also Vice Chairman of the Board of Directors of Benihana.
          The following table presents BFC, BankAtlantic Bancorp, Woodbridge and Bluegreen related party transactions at March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008. Amounts related to BankAtlantic Bancorp and Woodbridge Corporation were eliminated in the Company’s consolidated financial statements.

				BankAtlantic
(In thousands)			BFC	Bancorp	Woodbridge	Bluegreen
For the three months ended March 31, 2009
Shared service income (expense)	(a	)	$861	(448)	(276)	(137)
Facilities cost	(a	)	$(57)	78	(38)	17
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$—	(19)	19	—
For the three months ended March 31, 2008
Shared service income (expense)	(a	)	$498	(264)	(146)	(88)
Facilities cost	(a	)	$(63)	50	—	13
Interest income (expense)	(b	)	$5	(26)	21	—
At March 31, 2009
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$301	(7,406)	7,105	—
Shared service receivable (payable)	(a	)	$501	(288)	(90)	(123)
At December 31, 2008
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$263	(4,696)	4,433	—
Shared service receivable (payable)	(a	)	$398	(175)	(115)	(108)

(a)	Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, subsidiaries of BFC provide shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service arrangement, BFC pays BankAtlantic Bancorp and Bluegreen for office facilities costs relating to BFC and its shared service operations.

In May 2008, BFC and BFC Shared Service Corporation (“BFC Shared Service”), a wholly-owned subsidiary of BFC, entered into office lease agreements with BankAtlantic under which BFC and BFC Shared Service agreed to pay BankAtlantic an annual rent of approximately $294,000 for office space in BankAtlantic’s corporate headquarters. In May 2008, BFC also entered into an office sub-lease agreement with Woodbridge for office space in BankAtlantic’s corporate headquarters pursuant to which Woodbridge agreed to pay BFC an annual rent of approximately $152,000.

(b)	BFC and Woodbridge entered into securities sold under agreements to repurchase transactions with BankAtlantic in the aggregate of approximately $7.4 million and $4.7 million at March 31, 2009 and December 31, 2008, respectively. Interest recognized in connection with these transactions was approximately $19,000 and $26,000 for the three months ended March 31, 2009 and 2008, respectively. These transactions have similar terms as BankAtlantic’s agreements with unaffiliated parties. As of March 31, 2009, BankAtlantic facilitated the placement of $49.9 million of certificates of deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”) with other insured depository institutions on Woodbridge’s behalf through the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage.
          In March 2008, Woodbridge entered into an agreement with BankAtlantic, pursuant to which BankAtlantic agreed to house Woodbridge’s information technology servers and provide information technology support in exchange for monthly payments by Woodbridge to BankAtlantic. During the three months ended March 31, 2009, Woodbridge paid BankAtlantic hosting fees of approximately $30,000.
          Woodbridge is currently working with Bluegreen to explore avenues in assisting Bluegreen in obtaining liquidity in the securitization of its receivables which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings, among other things. Bluegreen has agreed to reimburse Woodbridge for certain expenses, including legal and professional fees incurred in connection with this effort. As of March 31, 2009, Woodbridge was reimbursed approximately $307,000 from Bluegreen and has recorded a receivable of approximately $298,000.
          BankAtlantic Bancorp in prior periods issued options to purchase shares of BankAtlantic Bancorp’s Class A common stock to employees of Woodbridge prior to the spin-off of Woodbridge to BankAtlantic Bancorp’s shareholders. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date.
          Outstanding options held by former employees consisted of the following as of March 31, 2009:

	BankAtlantic Bancorp
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options non-vested	13,610	$92.85
          In 2007 and 2006, BankAtlantic Bancorp issued to BFC employees that perform services for BankAtlantic Bancorp options to acquire 9,800 and 10,060 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. BankAtlantic Bancorp recorded $12,000 and $13,000 of service provider expense relating to these options for the three months ended March 31, 2009 and 2008, respectively.
          Certain of the Company’s affiliates, including its executive officers, have in the past independently made investments with their own funds in both public and private entities that the Company sponsored in 2001 and in which it holds investments.
          Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,302 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to be controlling shareholder with beneficial ownership of approximately 44.6% of Florida Partners Corporation and is also a member of its Board of Directors.
20. Loss Per Common Share
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
          The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company (in thousands, except for per share data):

	For the Three Months Ended
	March 31,
	2009	2008
(In thousands, except per share data)
Basic (loss) earnings per common share:
Numerator:
Loss from continuing operations	$(33,233)	(33,098)
Noncontrolling interests – continuing operations	21,572	27,065

Loss attributable to BFC	(11,661)	(6,033)
Preferred stock dividends	(188)	(188)

Loss allocable to common stock	(11,849)	(6,221)

Discontinued operations, net of taxes	4,201	1,019
Noncontrolling interests – discontinued operations	(2,943)	(857)

Discontinued operations, net of taxes attributable to BFC	1,258	162

Net loss allocable to common shareholders	$(10,591)	(6,059)

Denominator:

Basic weighted average number of common shares outstanding	45,114	45,103

Basic (loss) earnings per common share
Loss per share from continuing operations	$(0.26)	(0.13)
Earnings per share from discontinued operations	0.03	—

Basic loss per common share	$(0.23)	(0.13)

Diluted (loss) earnings per common share:
Loss allocable to common stock	$(11,849)	(6,221)
Effect of securities issuable by subsidiaries	—	—

Loss allocable to common stock after assumed dilution	$(11,849)	(6,221)

Discontinued operations, net of taxes attributable to BFC	$1,258	162
Effect of securities issuable by subsidiaries	—	—

	$1,258	162

Net loss allocable to common shareholders	$(10,591)	(6,059)

Denominator:
Basic weighted average number of common shares outstanding	45,114	45,103
Effect of dilutive stock options and unvested restricted stock	—	—

Diluted weighted average number of common shares outstanding	45,114	45,103

Diluted (loss) earnings per common share:
Loss per share from continuing operations	$(0.26)	(0.13)
Earnings per share from discontinued operations	0.03	—

Diluted loss per common share	$(0.23)	(0.13)

          During the three months ended March 31, 2009 and 2008, 1,797,960 and 1,560,180, respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.

21. Parent Company Financial Information
          BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s investments in BankAtlantic Bancorp, Woodbridge and the Company’s wholly-owned subsidiaries and venture partnerships are presented in the parent company financial statements as if accounted for using the equity method of accounting.
          BFC’s parent company unaudited condensed statements of financial condition at March 31, 2009 and December 31, 2008, unaudited condensed statements of operations and unaudited condensed statements of cash flows for the three months ended March 31, 2009 and 2008 are shown below:
Parent Company Condensed Statements of Financial Condition
(In thousands)

	March 31,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$7,554	9,218
Investment securities	16,458	16,523
Investment in venture partnerships	342	361
Investment in BankAtlantic Bancorp, Inc.	55,854	66,326
Investment in Woodbridge Holdings Corporation	39,417	35,575
Investment in and advances to wholly owned subsidiaries	2,237	2,323
Other assets	911	835

Total assets	$122,773	131,161

Liabilities and Shareholders’ Equity
Advances from and negative basis in wholly owned subsidiaries	$791	789
Other liabilities	6,501	6,476

Total liabilities	7,292	7,265

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	104,452	112,867

Total liabilities and shareholders’ equity	$122,773	131,161

Parent Company Condensed Statements of Operations
(In thousands)

	For the Three Months Ended
	March, 31
	2009	2008
Revenues	$283	522
Expenses	2,023	2,644

(Loss) before earnings (loss) from subsidiaries	(1,740)	(2,122)
Equity from loss in BankAtlantic Bancorp	(13,359)	(5,785)
Equity from earnings (loss) in Woodbridge	3,545	(2,078)
Equity from earnings (loss) in other subsidiaries	(107)	86

Loss from continuing operations before income taxes attributable to BFC	(11,661)	(9,899)
Benefit for income taxes	—	(3,866)

Loss from continuing operations, net of taxes attributable to BFC	(11,661)	(6,033)
Discontinued operations, net of taxes	1,258	162

Net loss attributable to BFC	(10,403)	(5,871)
5% Preferred Stock dividends	(188)	(188)

Net loss allocable to common stock	$(10,591)	(6,059)

Parent Company Statements of Cash Flow
(In thousands)

	For the Three Months
	Ended March 31,
	2009	2008
Operating Activities:
Net cash used in operating activities	$(1,560)	(2,825)

Investing Activities:
Distribution from partnership	84	—

Net cash provided by in investing activities	84	—

Financing Activities:
5% Preferred Stock dividends paid	(188)	(188)

Net cash used in financing activities	(188)	(188)

Decrease in cash and cash equivalents	(1,664)	(3,013)
Cash at beginning of period	9,218	17,999

Cash at end of period	$7,554	14,986

Supplementary disclosure of non-cash investing and financing activities
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$391	170
Increase (decrease) in accumulated other comprehensive income, net of taxes	1,556	(577)
          Cash dividends received from subsidiaries for the three months ended March 31, 2009 and 2008 were $84,000 and $66,000, respectively.
22. New Accounting Pronouncements
          In April 2009, the FASB issued FSP FAS No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement— to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. If it is determined that a transaction is not orderly, a reporting entity should place little, if any, weight on that transaction price when estimating fair value. The guidance in FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Company does not believe that the adoption of FSP FAS 157-4 will have a material impact on the Company’s financial statements.
          In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/FAS 124-2”). FSP FAS 115-2/FAS 124-2 amends the other-than-temporary impairment guidance for debt securities. Prior to issuance of FSP FAS 115-2/FAS 124-2, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value then the impairment loss was not recognized in earnings. The guidance of FSP FAS 115-2/FAS 124-2 indicates that if an entity does not intend to sell an impaired debt security that the entity should assess whether it is more likely than not that it will be required to sell the security before recovery. If the entity more likely than not will be required to sell the security before recovery an other-than-temporary impairment has occurred that would be recognized in earnings. If an entity more likely than not will not be required to sell the debt security but does not expect to recover its cost, the entity should determine whether a credit loss exists, and if so, the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in FSP FAS 115-2/FAS 124-2 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Company does not believe that the adoption of FSP FAS 115-2/FAS 124-2 will have a material impact on the Company’s financial statements.
          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB28-1”). Prior to issuing FSP FAS 107-1/APB28-1, fair values for financial assets and liabilities were only disclosed once a year. FSP FAS 107-1/APB28-1 now requires disclosures of these fair values on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in FSP FAS 107-1/APB28-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. FSP FAS 107-1/APB28-1 will not have a material impact on the Company’s financial statements.
23. Litigation
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
Surety Bond Claim
          In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral relating to two bonds totaling $5.4 million after a municipality made claims against the surety. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because Woodbridge does not believe a loss is probable, Woodbridge did not accrue any amount related to this claim as of March 31, 2009. As claims had been made on the bonds, the surety requested Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality and Woodbridge has complied with that request.
General litigation
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
24. Bankruptcy of Levitt and Sons
          As described in Note 1 above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of investment in subsidiary”, was reflected as a single amount on the Company’s consolidated statements of financial condition as a $55.2 million liability as of December 31, 2008. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million, and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. During the fourth quarter of 2008, Woodbridge identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, Woodbridge recorded a $2.3 million reclassification in the fourth quarter of 2008 between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million.
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
          As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee and approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement, as amended) was recognized into income in the quarter ended March 31, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. As a result, Woodbridge no longer holds an investment in this subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Overview
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (and its subsidiaries) for the three months ended March 31, 2009 and 2008.
          BFC Financial Corporation (“BFC”, “we”, “us”, “our”. or the “Company”) is a diversified holding company whose major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) and Woodbridge Holdings Corporation (formerly Levitt Corporation) and its wholly-owned subsidiaries (“Woodbridge”) and a noncontrolling interest in Benihana, Inc. (“Benihana”), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
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
          The Company’s primary activities relate to managing its investments. As of March 31, 2009, BFC had total consolidated assets and liabilities of approximately $6.1 billion and $5.7 billion, respectively, including the assets and liabilities of its consolidated subsidiaries, and equity of approximately $357.2 million, which includes noncontrolling interests’ equity of approximately $252.7 million.
          We report our results of operations through five reportable segments, which are: BFC Activities, BankAtlantic, BankAtlantic Bancorp Other Operations, Land Division and Woodbridge Other Operations. The Financial Services division includes BankAtlantic Bancorp’s results of operations and consists of two reportable segments, which are: BankAtlantic and BankAtlantic Bancorp Other operations. The Real Estate Development division includes Woodbridge’s results of operations and consists of two reportable segments, which are: Land Division and Woodbridge Other Operations.
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
          BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of March 31, 2009 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	2,389,697	23.29%	12.35%
Class B Common Stock	975,225	100.00%	47.00%
Total	3,364,922	29.95%	59.35%

Woodbridge Holdings Corporation
Class A Common Stock	3,735,392	22.45%	11.90%
Class B Common Stock	243,807	100.00%	47.00%
Total	3,979,199	23.57%	58.90%

Forward Looking Statements
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report, as well as those discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance.
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the Company’s ability to meet its operating needs and provide for its ongoing operating requirements through its cash and cash equivalents; and the Company’s ability to obtain additional funds on attractive terms, if at all, if additional funds are required;

•	the performance of entities in which the Company has made investments may not be as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations, and BankAtlantic Bancorp and Woodbridge are not currently paying dividends and may not pay dividends in the future, and even if paid, BFC has historically experienced and may continue to experience negative cash flow;

•	BFC may need to issue debt or equity securities to fund its operations, and any such securities may not be issued on favorable terms, if at all;

•	BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made; and

•	BFC shareholders’ interests may be diluted if additional shares of BFC common stock are issued and its interests in its subsidiaries may be diluted if its subsidiaries issue additional shares of common stock.
          With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of a continued or deepening recession and increased unemployment on its business generally, its capital ratios, as well as the ability of its borrowers to service their obligations and its customers to maintain account balances;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic’s trade area, and where BankAtlantic’s collateral is located;

•	the quality of BankAtlantic’s residential land acquisition and development loans (including builder land bank loans, land acquisition and development loans and land acquisition, development and construction loans) as well as commercial land loans, other commercial real estate loans; and Commercial business loans; and conditions specifically in those market sectors;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic’s allowance for loan losses;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BankAtlantic Bancorp’s activities, the value of its assets and on the ability of borrowers to service their debt obligations;

•	BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs;

•	the success of BankAtlantic Bancorp’s expense reduction initiatives and the ability to achieve additional cost savings;

•	changes in laws and regulation including increased regulatory costs; and

•	the impact of periodic valuation testing of goodwill, deferred tax assets and other assets;
     With respect to BFC’s subsidiary, Woodbridge and its subsidiaries, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting Woodbridge and its operations;

•	the market for real estate in the areas where Woodbridge has developments, including the impact of market conditions on Woodbridge’s margins and the fair value of its real estate inventory;

•	the risk that the value of the property held by Core Communities and Carolina Oak may decline, including as a result of the current downturn in the residential and commercial real estate and homebuilding industries;

•	the impact of the factors negatively impacting the homebuilding and residential real estate industries on the market and values of commercial property;

•	the risk that the downturn in the credit markets may adversely affect Core’s commercial leasing projects, including the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy;

•	the risks relating to Core’s dependence on certain key tenants in its commercial leasing projects, including the risk that current adverse conditions and the economy in general and/or adverse developments in the businesses of these tenants could have a negative impact on Core’s financial condition;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;

•	the continued declines in the estimated fair value of Woodbridge’s real estate inventory and the potential for write-downs or impairment charges;

•	the effects of increases in interest rates and availability of credit to buyers of Woodbridge’s inventory;

•	the impact of the problems in financial and credit markets on the ability of buyers of Woodbridge’s inventory to obtain financing on acceptable terms, if at all, and the risk that Woodbridge will be unable to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	the risks relating to Core’s liquidity, cash position and ability to satisfy required payments under its debt facilities, including the risk that Woodbridge may not provide funding to Core;

•	the risk that Woodbridge may be required to make accelerated principal payments on its debt obligations due to re-margining or curtailment payment requirements, which may negatively impact its financial condition and results of operations;

•	Woodbridge’s ability to access additional capital on acceptable terms, if at all;

•	risks associated with the securities owned by Woodbridge, including the risk that Woodbridge may record further impairment charges with respect to such securities in the event trading prices continue to decline;

•	the risks associated with the businesses in which Woodbridge holds investments;

•	risks associated with Woodbridge’s business strategy, including Woodbridge’s ability to successfully make investments notwithstanding adverse conditions in the economy and the credit markets;

•	Woodbridge’s success in pursuing strategic alternatives that could enhance liquidity;

•	the impact on the price and liquidity of Woodbridge’s Class A Common Stock and on Woodbridge’s ability to obtain additional capital in the event Woodbridge chooses to de-register its securities; and

•	Woodbridge’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Woodbridge with the Securities and Exchange Commission (the “SEC”). The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of real estate held for development and sale and its impairment reserves, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of investments in unconsolidated subsidiaries, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, accounting for deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock-based compensation. The accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) the valuation of real estate held for development and sale; (vii) the valuation of unconsolidated subsidiaries; (viii) accounting for deferred tax asset valuation allowance; (ix) accounting for contingencies; and (x) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.
Summary of Consolidated Results of Operations by Segment
The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
BFC Activities	$(1,862)	$1,819
Financial Services	(46,008)	(24,564)
Real Estate Development	14,637	(10,353)

Loss from continuing operations	(33,233)	(33,098)
Discontinued operations, less income taxes	4,201	1,019

Net loss	(29,032)	(32,079)
Net loss attributable to noncontrolling interests	18,629	26,208

Net loss attributable to BFC	(10,403)	(5,871)
5% Preferred Stock dividends	(188)	(188)

Net loss allocable to common shareholders	$(10,591)	$(6,059)

          Consolidated net loss for the three months ended March 31, 2009 was $10.4 million compared with net loss of $5.9 million for the same period in 2008. Consolidated net loss for the three months ended March 31, 2009 and 2008 includes discontinued operations, net of income taxes, of approximately $4.2 million and $1.0 million, respectively, associated with Ryan Beck, which BankAtlantic Bancorp sold to Stifel during February 2007.
          The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Preferred Stock (see Note 18).
          The results of operations from continuing operations of our business segments and related matters are discussed below.

x

Consolidated Financial Condition
Consolidated Assets and Liabilities
          Total assets at March 31, 2009 and December 31, 2008 were $6.1 billion and $6.4 billion, respectively. The changes in components of total assets between March 31, 2009 and December 31, 2008 are summarized below:
•	an increase in cash and cash equivalents of approximately $75.7 million primarily reflecting $119.7 million of higher cash balances at depository institutions associated with daily cash management activities at BankAtlantic. The increase in cash and cash equivalents was offset in part by (i) a net decrease in cash and cash equivalents of $1.8 million at BFC, which resulted primarily from cash used in operations of approximately $1.6 million and cash used in financing activities of $188,000 associated with BFC’s 5% Preferred Stock dividend payment and (ii) Woodbridge’s net decrease in cash and cash equivalents of $30.7 million, primarily related to cash used in operations and investments in timed deposits of approximately $25.0 million;

•	a decrease in Woodbridge’s restricted cash associated with the settlement payment made in connection with the bankruptcy of Levitt and Sons;

•	a decrease in securities available for sale reflecting BankAtlantic’s sale of $149.1 million of its mortgage-backed securities;

•	a decrease in BankAtlantic’s tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions compared to prior periods;

•	a decline in BankAtlantic’s FHLB stock related to lower FHLB advance borrowings;

•	a decrease in BankAtlantic’s loan receivable balances associated with repayments of residential loans in the normal course of business combined with a significant decline in loan originations and purchases;

•	a decrease in BankAtlantic’s accrued interest receivable primarily resulting from lower loan balances and a significant decline in interest rates;

•	an increase in BankAtlantic’s real estate owned associated with residential loan foreclosures;

•	a net decrease in investment in unconsolidated subsidiaries primarily due to a decrease in Woodbridge’s investment in Bluegreen of $13.2 million mainly related to an other-than-temporary impairment charge recorded in the quarter ended March 31, 2009, offset in part by an increase in Woodbridge’s equity in earnings from Bluegreen; and

•	a decrease in BankAtlantic’s goodwill associated with an $8.5 million impairment charge to goodwill, net of purchase accounting adjustment in the amount of $0.6 million, recorded during the quarter ended March 31, 2009.
          The Company’s total liabilities at March 31, 2009 were $5.7 billion compared to $6.0 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to March 31, 2009 are summarized below:
•	increased interest bearing deposit account balances at BankAtlantic associated with promotions of higher-yielding interest-bearing checking accounts and increases in certificates of deposits;

•	higher non-interest-bearing deposit balances at BankAtlantic primarily due to increased customer balances in checking accounts;

•	lower FHLB advances and short-term borrowings at BankAtlantic due to repayments using proceeds from the sale of securities and loan repayments and an increase in deposit account balances;

•	increase in BankAtlantic Bancorp’s junior subordinated debentures due to interest deferments; and

•	a decrease of $52.9 million associated with Woodbridge’s reversal into income of the loss in excess of investment in Levitt and Sons as a result of the Bankruptcy Court’s approval of the Levitt and Sons’ bankruptcy plan.
NEW ACCOUNTING PRONOUNCEMENTS.
          See Note 22 to our unaudited consolidated financial statements included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

BFC Activities
BFC Activities
          The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge and its subsidiaries. Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, BFC provides shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. This segment also includes BFC’s overhead expenses, interest income and dividend income from BFC’s investment in Benihana’s Convertible Preferred Stock, the financial results of a venture partnership that BFC controls, and financial results from our wholly-owned subsidiary, BFC/CCC, Inc. (formerly known as Cypress Creek Capital, Inc.) (“BFC/CCC”).
          BankAtlantic Bancorp and Woodbridge are consolidated in BFC’s financial statements, as described earlier. The Company’s earnings or losses in BankAtlantic Bancorp are included in our Financial Services division which consists of two reportable segments, which are: BankAtlantic and BankAtlantic Bancorp Other Operations. The Company’s earnings and losses in Woodbridge are included in two reportable segments, which are: Land Division and Woodbridge Other Operations.
          At March 31, 2009, BFC had 9 employees dedicated to BFC operations and 29 employees providing shared services to BFC and its affiliated companies. At March 31, 2008, BFC had 10 employees dedicated to BFC operations, 7 employees in BFC/CCC, and 26 employees providing shared services to BFC and its affiliated companies. During the second quarter of 2008, all employees previously employed by BFC/CCC became employees of Woodbridge where we believe they can potentially provide greater value to the overall organization.
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months Ended		Change
	March 31,		2009 vs.
	2009	2008	2008
Revenues
Interest and dividend income	$258	$420	$(162)
Other income, net	909	1,689	(780)

	1,167	2,109	(942)

Cost and Expenses
Employee compensation and benefits	2,196	3,160	(964)
Other expenses	762	998	(236)

	2,958	4,158	(1,200)

Equity (loss) earnings from unconsolidated subsidiaries	(71)	2	(73)

Loss before income taxes	(1,862)	(2,047)	185
Benefit for income taxes	—	(3,866)	3,866

Net (loss) income from continuing operations	(1,862)	1,819	4,051

          The decrease in interest and dividend income during the three months ended March 31, 2009 as compared to the same period in 2008 was primarily related to lower interest rates and lower cash balances on deposit.
          The decrease in other income during the three months ended March 31, 2009 as compared to the same period in 2008 primarily related to BFC/CCC’s gain from the sale of its investment in a limited partnership during the quarter ended March 31, 2008. This decrease in other income was partially offset by an increase in shared service revenues recognized by BFC during the 2009 period. For the three months ended March 31, 2009 and 2008, BFC/CCC’s income was approximately $17,000 and $1.1 million, respectively. For the three months ended March 31, 2009 and 2008, shared service revenue was approximately $861,000 and $498,000, respectively. BFC also incurred similar expenses related to shared service operations during the first quarter of 2009 and 2008.
          The decrease in employee compensation and benefits during the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to the transfer of BFC/CCC’s employees to Woodbridge.
          The decrease in other expenses during the three months ended March 31, 2009 compared to the same period in 2008 was primarily associated with lower legal and other professional and consulting fees.

BFC Activities
          BFC Activities’ provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2009. The 0.0% effective tax rate in 2009 is a result of BFC recording a valuation allowance in September 2008 against its deferred tax assets (primarily resulting from BFC’s net operating loss (“NOLs”)) that are not expected to be recovered in the future. Due to losses in the past and expected taxable losses in the foreseeable future, BFC may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.
          During the three months ended March 31, 2008, the results of BFC Activities included the benefit for income taxes associated with our equity losses in Woodbridge and the tax effect of our equity losses in BankAtlantic Bancorp in the amounts of approximately $2.4 million and $5.8 million, respectively.
          BFC’s business strategy is to hold its investment in BankAtlantic Bancorp indefinitely. Accordingly, based on the Company’s change in intent in 2008 as to the expected manner of recovery of its investment in BankAtlantic Bancorp, the Company reversed its deferred tax liability of $29.3 million during the quarter ended September 30, 2008.
Purchase Accounting
          The acquisitions in 2008 and 2007 of additional shares purchased of BankAtlantic Bancorp and Woodbridge, respectively, were accounted for as step acquisitions under the purchase method of accounting. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the respective dates of acquisition. Accordingly, the discounts and premiums arising as a result of such revaluation are generally being accreted or amortized over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments decreased our consolidated net loss for the three months ended March 31, 2009 and 2008 by approximately $669,000 and $78,000, respectively.
Liquidity and Capital Resources of BFC
          The following provides cash flow information for the BFC Activities segment (in thousands).

	For the Three Months Ended
	March 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$(1,649)	(3,264)
Investing activities	84	139
Financing activities	(194)	(193)

Decrease in cash and cash equivalents	(1,759)	(3,318)
Cash and cash equivalents at beginning of period	9,719	18,898

Cash and cash equivalents at end of period	$7,960	15,580

          BFC expects to meet its short-term liquidity requirements generally through existing cash balances and cash dividends from Benihana. The Company expects to meet its long-term liquidity requirements through the foregoing, as well as, if necessary, long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities and the sale of assets.
          The primary sources of funds to the BFC Activities segment for the three months ended March 31, 2009 and 2008 (without consideration of BankAtlantic Bancorp’s or Woodbridge’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Revenues from shared services activities for affiliated companies;

•	Dividends from Benihana;

•	Venture partnership distributions;

•	Revenues from BFC/CCC in 2008; and

•	Dividends from BankAtlantic Bancorp until January 2009.
     Funds were primarily utilized by BFC to:
•	Pay dividends on BFC’s outstanding 5% Preferred Stock; and

•	Fund BFC’s operating and general and administrative expenses, including shared services costs.

BFC Activities
          The decrease in cash used in operating activities during 2009 compared to 2008 primarily resulted from lower operating and general administrative expenses. Investing activities in 2009 and 2008 are primarily due to distributions from unconsolidated subsidiaries. Financing activities in 2009 and 2008 are primarily due to the 5% Preferred Stock dividends payment of $188,000 for each period.
          On October 24, 2006, the Company’s Board of Directors approved the repurchase of up to 1,750,000 shares of the Company’s Class A Common Stock at an aggregate cost of no more than $10.0 million. In 2008, the Company repurchased in the open market an aggregate of 100,000 shares at an average price of $0.54 per share. As a result of these shares repurchases, 1,650,000 shares of the Company’s Class A Common Stock remain available for repurchase under the plan. These remaining shares may be repurchased in the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors, and there is no assurance that the Company will repurchase any or all of the remaining shares in the future. No termination date was set for the repurchase program. It is anticipated that any share repurchases would be funded through existing cash balances.
          BankAtlantic Bancorp does not anticipate receiving dividends from BankAtlantic during the year ended December 31, 2009 or until economic conditions and the performance of BankAtlantic’s assets improve. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp in subsequent periods is subject to regulations and OTS approval. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS would approve future applications for capital distributions from BankAtlantic. At March 31, 2009, BankAtlantic met all applicable liquidity and regulatory capital requirements.
          In order for BankAtlantic Bancorp to preserve liquidity in the current difficult economic environment, BankAtlantic Bancorp elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow BankAtlantic Bancorp to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. BankAtlantic Bancorp has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, BankAtlantic Bancorp may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp may end the deferral by paying all accrued and unpaid interest. BankAtlantic Bancorp anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. In January 2009, the Company received approximately $84,000 in dividends from BankAtlantic Bancorp. The Company does not expect to receive cash dividends from BankAtlantic Bancorp in the foreseeable future.
          Woodbridge has not paid any dividends since the first quarter of 2007, and the Company does not anticipate that it will receive additional dividends from Woodbridge for the foreseeable future. Any future dividends are subject to approval by Woodbridge’s Board of Directors and will depend upon, among other factors, Woodbridge’s results of operations and financial condition.
          On June 21, 2004, the Company sold all 15,000 issued and outstanding shares of its 5% Preferred Stock to an investor group in a private offering. On December 17, 2008, the Company amended its Articles of Incorporation (the “Amendment”) to change certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana’s Convertible Preferred Stock, (ii) the Company sells any shares of Benihana’s Common Stock received upon conversion of the Benihana’s Convertible Preferred Stock or (iii) Benihana redeems any shares of its Convertible Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on its 5% Preferred Stock, the Amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s Common Stock received by the Company upon

BFC Activities
conversion of Benihana’s Convertible Preferred Stock. Effective with the Amendment, the Company determined that the 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the Amendment date of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock at December 31, 2008 in the Company’s Consolidated Statements of Financial Condition. The 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices ranging from $1,030 per share for the year 2009 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid dividends on the 5% Preferred Stock of $187,500 on a quarterly basis.
     Shares of Benihana’s Convertible Preferred Stock are subject to mandatory redemption on July 2, 2014. The date may be extended by the holders of a majority of the then outstanding shares of Benihana Preferred Stock to a date no later than July 2, 2024. The Company owns 800,000 shares of Benihana’s Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter in dividends on Benihana’s Convertible Preferred Stock (see Notes 8 and 18 for further information).
          A wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”) has a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida, and in connection with the purchase of such office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $8.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 35.2% of the current indebtedness of the property, with the guarantee to be partially reduced in the future based upon the performance of the property.
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 19.3% of the current indebtedness collateralized by the commercial properties.
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

Financial Services
(BankAtlantic Bancorp)
Financial Services
     Our Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2009 and 2008. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of a continued or deepening recession and increased unemployment on our business generally, our capital ratios, as well as the ability of our borrowers to service their obligations and of our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area and where our collateral is located; the quality of our residential land acquisition and development loans (including builder land bank loans, land acquisition and development loans and land acquisition, development and construction loans) as well as commercial land loans, other commercial real estate loans, and Commercial business loans, and conditions specifically in those market sectors; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations; BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense reduction initiatives and the ability to achieve additional cost savings; changes in laws and regulations including increased regulatory costs; and the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance, actual or estimated new account openings and growth may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company cautions that the foregoing factors are not exclusive.
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

Financial Services
(BankAtlantic Bancorp)
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
Consolidated Results of Operations
          (Loss) from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008	Change
BankAtlantic	$(40,589)	(16,981)	(23,608)
Parent Company	(6,022)	(7,583)	1,561

Net loss	$(46,611)	(24,564)	(22,047)

For the Three Months Ended March 31, 2009 Compared to the Same 2008 Period:
          The increase in BankAtlantic’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from a $9.1 million goodwill impairment charge and an increase in the provision for loan losses. Additionally, there was no recognition of any tax benefit related to BankAtlantic’s loss because a deferred tax valuation allowance was established for the tax benefits associated with the loss. BankAtlantic did not recognize a goodwill impairment charge during the 2008 quarter and recorded an $11.0 million benefit for income taxes associated with the 2008 loss. Also contributing to the increase in BankAtlantic’s net loss for the 2009 quarter compared to the 2008 quarter was lower net interest income and fee income as well as termination costs recognized in 2009 as a result of a reduction in its workforce. The decline in BankAtlantic’s net interest income primarily resulted from lower earning asset balances as BankAtlantic slowed the origination and purchase of loans and sold $149.1 million in agency securities in order to enhance liquidity and improve regulatory capital ratios. The decline in fee income mainly reflects lower customer overdraft fees recognized during 2009 compared to 2008. In March 2009, BankAtlantic reduced it workforce by 7%, incurring one-time termination benefit costs of $1.9 million. BankAtlantic’s non-interest expenses excluding goodwill impairment and termination benefits declined by $8.2 million during the 2009 quarter compared to the same 2008 quarter. This decline in expenses was primarily due to BankAtlantic’s expense reduction initiatives during 2008 which included workforce reductions, consolidation of certain back-office facilities, sale of five central Florida stores, renegotiation of vendor contracts, outsourcing of certain back-office functions and other targeted expense reduction programs. In addition, BankAtlantic’s provision for loan losses was $43.5 million for the 2009 quarter compared to $42.9 million for the 2008 quarter. The provision during 2009 primarily related to charge-offs and loan loss reserves associated with our consumer, residential and commercial real estate loan portfolios. The 2008 provision mainly resulted from reserves and charge-offs associated with our commercial residential loan portfolio, which consist of builder land bank loans, land acquisition and development loans and land acquisition, development and construction loans.
          The decrease in the Parent Company’s net loss in the 2009 quarter compared to the same 2008 quarter resulted from a $1.4 million decline in net interest expenses recognition of a deferred tax valuation allowance and an improvement in securities activities, net. The lower net interest expense reflects a decline in interest expense on junior subordinated debentures associated with a significant decline in the three-month LIBOR interest rate from March 2008 to March 2009, as the majority of the Parent Company’s debentures are indexed to the three-month LIBOR interest rate. The improvement in securities activities, net reflects a $0.1 million gain from the sales of securities during 2009 compared to a net loss from securities activities of $5.1 million during 2008. The above improvements in the Parent Company’s performance were partially offset by a $0.8 million provision for loan losses recognized in the 2009 quarter associated with non-performing loans transferred from BankAtlantic to an asset work-out subsidiary of the Parent

Financial Services
(BankAtlantic Bancorp)
Company in March 2008. The Parent Company did not recognize a provision for loan losses during the 2008 quarter. Also, the Parent Company recognized a $4.1 million income tax benefit in the 2008 quarter while no income tax benefit was recognized during the 2009 quarter.
          During the 2009 and 2008 quarters, the Company recognized under discontinued operations $4.2 million and $1.1 million, respectively, of additional proceeds from Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel. The earn-out period ended on February 28, 2009.
BankAtlantic Results of Operations
Net interest income

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$4,355,818	49,607	4.56	$4,637,747	68,136	5.88
Investments	935,936	12,803	5.47	1,031,714	15,222	5.90

Total interest earning assets	5,291,754	62,410	4.72%	5,669,461	83,358	5.88%

Goodwill and core deposit intangibles	25,971			75,718
Other non-interest earning assets	356,514			416,496

Total Assets	$5,674,239			$6,161,675

Deposits:
Savings	$441,278	500	0.46%	$566,448	2,018	1.43%
NOW	1,047,116	1,413	0.55	926,381	2,683	1.16
Money market	421,883	773	0.74	609,062	3,158	2.09
Certificates of deposit	1,300,056	10,301	3.21	992,078	10,734	4.35

Total interest bearing deposits	3,210,333	12,987	1.64	3,093,969	18,593	2.42

Short-term borrowed funds	278,209	182	0.27	168,742	1,325	3.16
Advances from FHLB	903,077	7,164	3.22	1,423,746	14,946	4.22
Long-term debt	22,820	308	5.47	26,456	489	7.43

Total interest bearing liabilities	4,414,439	20,641	1.90	4,712,913	35,353	3.02
Demand deposits	775,977			854,761
Non-interest bearing other liabilities	61,523			48,823

Total Liabilities	5,251,939			5,616,497
Stockholder’s equity	422,300			545,178

Total liabilities and stockholder’s equity	$5,674,239			$6,161,675

Net interest income/ net interest spread		41,769	2.82%		48,005	2.86%

Margin
Interest income/interest earning assets			4.72%			5.88%
Interest expense/interest earning assets			1.58			2.51

Net interest margin			3.14%			3.37%

For the Three Months Ended March 31, 2009 Compared to the Same 2008 Period:
          The decrease in net interest income primarily resulted from a decline in the net interest margin, a $377.7 million decline in average interest earning assets and a shift in the deposit mix.
          The decline in average non-interest bearing demand deposit accounts reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW and certificate of deposit accounts.
          The net interest margin declined as yields on average interest earning assets declined faster than the interest rates on average interest-bearing liabilities. The majority of BankAtlantic’s commercial, small business and consumer loans have adjustable interest rates indexed to prime or LIBOR. The prime interest rate declined from 5.25% at March 31, 2008 to 3.25% at March 31, 2009, and the average three-month LIBOR rate declined from 2.69% at March 31, 2008 to 1.19% at March 31, 2009.

Financial Services
(BankAtlantic Bancorp)
          Interest income on earning assets declined $20.9 million in the 2009 quarter as compared to the 2008 quarter. The decline was primarily due to lower average earning assets, the impact that lower interest rates during 2009 had on our loan portfolio average yields and the impact of increased non-performing assets. The decline in securities yields resulted primarily from the suspension by the FHLB of its stock dividend during the third quarter of 2008. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans and to sell agency securities in an effort to enhance liquidity and improve regulatory capital ratios.
          Interest expense on interest bearing liabilities declined by $14.7 million during the 2009 quarter compared to the 2008 quarter. The decline was primarily due to lower interest rates, and a change in the mix of liabilities from higher cost FHLB advance borrowings to lower cost deposits. The lower interest rates on BankAtlantic’s interest bearing liabilities primarily resulted from the lower interest rate environment in the 2009 quarter compared to the 2008 quarter. The decline in interest rates generally was offset in part by a shift in deposit mix to a greater proportion of higher cost deposits. The increase in certificate accounts reflects higher average brokered deposit account balances as well as high yield certificate account promotions during 2008. Brokered deposits increased from $15.0 million at March 31, 2008 to $269.1 million at March 31, 2009 or 6.6% of deposits as of March 31, 2009, which included $121.1 million of CDARS reciprocal deposit balances from BankAtlantic’s customers at March 31, 2009. BankAtlantic significantly reduced its borrowings with the FHLB as these borrowings generally have higher interest rates than deposits or short-term borrowings with other financial institutions. Additionally, in order to improve its net interest margin and lower borrowing costs, BankAtlantic used cash and funds from low interest rate short-term borrowings to prepay higher rate FHLB advances during the fourth quarter of 2008 and the first quarter of 2009.
Asset Quality
          At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or restructured loans) were (in thousands):

	March 31,	December 31,
	2009	2008
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$1,298	1,441
Loans (3)	271,444	208,088

Total nonaccrual	272,742	209,529

Repossessed assets:
Real estate owned	21,763	19,045

Total nonperforming assets, net	$294,505	228,574

Allowances
Allowance for loan losses	$146,639	125,572
Allowance for tax certificate losses	7,036	6,064

Total allowances	$153,675	131,636

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (1)	$3,030	15,721
Performing impaired loans (2)	34,398	—
Troubled debt restructured loans	43,187	25,843

TOTAL POTENTIAL PROBLEM LOANS	$80,615	41,564

(1)	The majority of these loans have matured and the borrowers continue to make payments under the matured agreements.

(2)	BankAtlantic believes that it will ultimately collect all of the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

(3)	Includes $4.7 million of troubled debt restructured loans.

Financial Services
(BankAtlantic Bancorp)
          The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Balance, beginning of period	$125,572	94,020

Charge-offs
Residential	(4,588)	(624)
Commercial	(5,565)	(40,591)
Consumer	(10,321)	(4,836)
Small business	(2,771)	(1,196)

Total Charge-offs	(23,245)	(47,247)
Recoveries of loans previously charged-off	792	175

Net (charge-offs)	(22,453)	(47,072)
Transfer of specific reserves to Parent Company	—	(6,440)
Provision for loan losses	43,520	42,888

Balance, end of period	$146,639	83,396

          During the three months ended March 31, 2009, real estate values in markets where our collateral is located continued to decline and economic conditions deteriorated further. As a consequence, BankAtlantic continued to experience adverse credit quality trends in all loan products resulting in higher loan delinquencies and increased classified and non-performing assets. We continued to incur losses in our commercial residential real estate loan portfolio and we also began experiencing higher losses in our commercial non-residential and small business loan portfolios as the deteriorating economic environment had an unfavorable impact on these borrowers. We believe that if real estate and general economic conditions do not improve in Florida or unemployment trends in Florida continue to be negative, the credit quality of our loan portfolio will continue to deteriorate and additional provisions for loan losses may be required in subsequent periods.
          Non-performing assets were substantially higher at March 31, 2009 compared to December 31, 2008. The higher non-performing assets primarily resulted from a $48.5 million and a $10.9 million increase in non-accrual commercial and residential loans, respectively. Approximately half of the new commercial non-accrual loans were associated with commercial non-residential loans. BankAtlantic is experiencing unfavorable trends in commercial loans collateralized by land and retail income producing properties and may encounter increased non-performing loans in these loan products in subsequent periods. The increase in residential non-accrual loans reflects the general deterioration in the national economy and the residential real estate market as home prices throughout the country continued to decline and it is taking longer than historical time-frames to foreclose on and sell homes. Additionally, BankAtlantic’s small business and consumer non-accrual loan balances increased by $2.7 million and $1.2 million, respectively. During the three months ended March 31, 2009, BankAtlantic continued to experience unfavorable delinquency trends in these loan portfolios.
          The increase in the allowance for loan losses at March 31, 2009 compared to December 31, 2008 primarily resulted from an increase in reserves for consumer, small business and residential loans of $10.0 million, $1.3 million and $6.0 million, respectively, due to unfavorable delinquency trends and an increase in charge-offs in these portfolios during the first quarter of 2009 compared to prior periods. The remaining increase in the allowance for loan losses was due to higher specific reserves on commercial real estate loans associated with deteriorating real estate values during the first quarter of 2009. Continued declines in home prices during 2009 and recent substantial increases in unemployment have affected our borrowers’ ability to perform under the loan agreements and resulted in higher residential and home equity loan charge-offs and delinquencies. As a consequence, we significantly increased our residential and consumer allowance for loan losses as of March 31, 2009.
          During the three months ended March 31, 2009, BankAtlantic modified $9.9 million, $4.7 million and $3.7 million of home equity, residential and small business loans, respectively, in troubled debt restructurings. In response to the increase in unemployment and the general economic conditions in its markets, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties that reduce and/or defer monthly payments. BankAtlantic currently anticipates collecting all principal and interest on these loans based on the modified loan terms; however, there is no assurance this will be the case.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non-Interest Income

	For the Three Months
	Ended March 31,
(in thousands)	2009	2008	Change

Service charges on deposits	$18,685	24,014	(5,329)
Other service charges and fees	7,025	7,433	(408)
Securities activities, net	4,320	341	3,979
Income from unconsolidated subsidiaries	78	1,113	(1,035)
Other	2,757	2,652	105

Non-interest income	$32,865	35,553	(2,688)

          The lower revenues from service charges on deposits during the 2009 quarter compared to the 2008 quarter primarily resulted from lower overdraft fee income. This decline in overdraft fee income reflects a decrease in the frequency of overdrafts per deposit account which we believe is the result of the growth in business and retail customers that maintain higher deposit account balances. Management believes that the frequency of overdrafts per deposit account will continue to decline during 2009; however, a 9% increase in the fees for overdraft transactions effective March 1, 2009, may result in increased fee income notwithstanding a decrease in the number of overdrafts. The increase in overdraft fees reflect increased costs of processing and collecting overdrafts, and are in line with local competition.
          The lower other service charges and fees during the three months ended March 31, 2009 compared to the same 2008 period was primarily due to a decline in debit interchange income based, we believe, on decreased spending by our customers reflecting economic conditions in Florida. We anticipate that transaction volume and fee income may continue to decline if current economic conditions do not improve.
          During the three months ended March 31, 2009, BankAtlantic sold $149.1 million of agency securities available for sale for a $4.3 million gain. The net proceeds of $153.4 million from the sales were used to pay down FHLB advance borrowings which improved BankAtlantic’s liquidity position.
          Securities activities, net during the three months ended March 31, 2008 reflect gains from the writing of covered call options on agency securities. BankAtlantic did not write covered call options on its agency securities during the three months ended March 31, 2009.
          Income from unconsolidated subsidiaries during the three months ended March 31, 2009 represents equity earnings from a joint venture that engages in accounts receivable factoring. Income from unconsolidated subsidiaries for 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008 and equity earnings from the receivable factoring joint venture. BankAtlantic liquidated all of its investments in income producing real estate joint ventures during 2008.
          The increase in other non-interest income for the three months ended March 31, 2009 compared to the same 2008 period was primarily the result of $0.4 million of higher commissions earned on the sale of investment products to our customers. This increase in other non-interest income was partially offset by a $0.2 million decline in fee income from the outsourcing of our check clearing operation as lower short-term interest rates reduced our earnings credit on outstanding checks.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non-Interest Expense

	For the Three Months
	Ended March 31,
(in thousands)	2009	2008	Change

Employee compensation and benefits	$28,078	34,243	(6,165)
Occupancy and equipment	14,910	16,383	(1,473)
Advertising and business promotion	2,781	4,861	(2,080)
Check losses	844	2,718	(1,874)
Professional fees	2,944	2,260	684
Supplies and postage	1,000	1,003	(3)
Telecommunication	694	1,496	(802)
Cost associated with debt redemption	591	1	590
Restructuring charges and exit activities	1,874	(115)	1,989
Provision for tax certificates	1,486	(117)	1,603
Impairment of goodwill	9,124	—	9,124
Other	7,377	5,893	1,484

Total non-interest expense	$71,703	68,626	3,077

          The substantial decline in employee compensation and benefits during the three months ended March 31, 2009 compared to the same 2008 period resulted primarily from a decline in the workforce, including reductions in March 2009 and April 2008. In April 2008, BankAtlantic’s work force was reduced by 124 associates or 6%, and in March 2009, BankAtlantic’s work force was further reduced by 130 associates, or 7%. As a consequence of these work force reductions and attrition, the number of full-time equivalent employees declined from 2,385 at December 31, 2007 to 1,633 at March 31, 2009, or 32%. The workforce was reduced primarily due to lower loan production, outsourced activities, consolidated functions, and reduced call center and store hours. BankAtlantic continues to operate approximately 65% of its stores seven-days a week in support of its on-going focus on customer service.
          The decline in occupancy and equipment primarily resulted from the consolidation of back-office facilities and the sale of five central Florida stores to an unrelated financial institution during 2008 which reduced rent expense by $0.7 million, depreciation expense by $0.4 million and maintenance costs by $0.3 million.
          As a consequence of the adverse economic and market conditions for financial institutions, management decided to substantially reduce its advertising expenditures during 2009.
          The lower check losses for the 2009 quarter were primarily related to more stringent overdraft policies implemented during 2008 as well as lower volume of new account growth.
          The increase in professional fees during the 2009 quarter reflects higher legal fees mainly associated with loan modifications, commercial loan work-outs, tax certificate activities litigation and securities class action lawsuits.
          The lower telecommunication costs for the 2009 quarter primarily resulted from switching to a new vendor on more favorable terms.
          The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $249.6 million of FHLB advances during the 2009 quarter. The prepayments were part of an initiative to improve our net interest margin as the repayments of FHLB borrowings were funded with cash and short-term borrowings at lower interest rates. BankAtlantic may continue to incur such debt redemption charges in order to reduce its borrowing costs.
          The restructuring charge for the 2009 quarter reflects one-time termination costs incurred as a result of the workforce reduction discussed above. The restructuring charge recovery for the 2008 quarter resulted from an adjustment of operating lease termination liabilities established during the fourth quarter of 2007.

Financial Services
(BankAtlantic Bancorp)
          The significant increase in the provision for tax certificates losses during the 2009 quarter reflects higher charge-offs and increases in tax certificate reserves for certain out-of state certificates acquired in distressed markets. We have ceased the acquisition of out-of state tax certificates and intend to concentrate the majority of our tax certificate acquisitions in Florida.
          BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. The entire amount of goodwill relating to BankAtlantic’s tax certificates ($4.7 million) and investments ($4.4 million) reporting units was determined to be impaired. However, goodwill of $13.1 million associated with BankAtlantic’s capital services reporting unit was determined to not be impaired. The impairments in our tax certificates and investments business units reflect the ongoing adverse conditions in the financial services industry, the Company’s market capitalization declining significantly below its tangible book value and BankAtlantic’s decision to down-size certain reporting units in order to enhance liquidity and preserve capital. If market conditions do not improve or deteriorate further, BankAtlantic may recognize additional goodwill impairment charges in subsequent periods.
          The increase in other non-interest expense for the 2009 quarter related to $1.1 million of increased property maintenance costs associated with real estate owned and non-performing loans. Additionally, BankAtlantic’s deposit insurance premium increased $1.4 million as the FDIC increased deposit insurance premiums by seven basis points effective January 1, 2009 and BankAtlantic exhausted its assessment credit relating back to the early 1990’s and began paying the full deposit premium during the second quarter of 2008. BankAtlantic anticipates its deposit assessment premiums will further increase during the remaining nine months of 2009 as a result of additional premium increases adopted by the FDIC for the entire banking industry effective April 1, 2009. The above increases in other expenses were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.
Parent Company Results of Operations

	For the Three Months
	Ended March 31,
(in thousands)	2009	2008	Change
Net interest (expense)	$(4,021)	(5,374)	1,353
Provision for loan losses	(757)	—	(757)

Net interest (expense) after provision for loan losses	(4,778)	(5,374)	596
Non-interest income (expense)	460	(4,646)	5,106
Non-interest expense	1,704	1,675	29

(Loss) before income taxes	(6,022)	(11,695)	5,673
Income tax benefit	—	(4,112)	4,112

Parent company (loss)	$(6,022)	(7,583)	1,561

          Net interest expense declined during the first quarter of 2009, compared to the same 2008 period, as a result of lower average interest rates for the 2009 period. Average rates on junior subordinated debentures decreased from 7.92% during the three months ended March 31, 2008 to 5.83% during the same 2009 period reflecting lower LIBOR interest rates during the 2009 quarter compared to the 2008 quarter. The average balances on junior subordinated debentures during 2009 and 2008 remained unchanged at $294 million.
          The increase in non-interest income was primarily the result of securities activities. During the three months ended March 31, 2009, the Parent Company sold 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck for a $120,000 gain. The net proceeds from the sale of Stifel common stock of $8.7 million were used to fund a portion of a $25 million capital contribution to BankAtlantic in March 2009. During the three months ended March 31, 2008, the Company realized a $4.7 million loss on the sale of 2,135,000 shares of Stifel common stock and recognized a $1.9 million unrealized loss from Stifel warrants at March 31, 2008. The above losses were partially offset by $1.3 million of gains from the sale of private investment securities and a $0.1 million gain associated with the liquidation of equity investments

Financial Services
(BankAtlantic Bancorp)
in managed funds. The net proceeds from these securities sales during the three months ended March 31, 2008 of $141.1 million were primarily utilized to fund the $94.8 million payment to BankAtlantic for the transfer of non-performing loans from BankAtlantic to a subsidiary of the Parent Company and to contribute $20 million of capital to BankAtlantic, each of which occurred in March 2008.
          In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of March 31, 2009 and December 31, 2008 was as follows (in thousands):

	March 31,	December 31,
	2009	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$22,019	22,019
Land acquisition and development	16,660	16,759
Land acquisition, development and construction	25,726	29,163

Total commercial residential real estate	64,405	67,941
Commercial non-residential real estate	9,916	11,386

Total non-accrual loans	74,321	79,327
Allowance for loan losses — specific reserves	(11,758)	(11,685)

Non-accrual loans, net	62,563	67,642
Performing commercial non-residential loans	2,259	2,259

Loans receivable net	$64,822	69,901

          During the first quarter of 2009, the Parent Company’s work-out subsidiary received $4.3 million from loan payments and the sale of a foreclosed property. The work-out subsidiary also recognized a $0.7 million charge-off associated with the foreclosure of a loan.
          The activity in the Parent Company’s allowance for loan losses was as follows: (in thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Balance, beginning of period	$11,685	—

Loans charged-off	(684)	—
Recoveries of loans previously charged-off	—	—

Net (charge-offs)	(684)	—
Reserves transferred from BankAtlantic	—	6,440
Provision for loan losses	757	—

Balance, end of period	$11,758	6,440

BankAtlantic Bancorp, Inc. Consolidated Financial Condition
          The Company reduced its total assets with a view to improving its regulatory capital ratios. Total assets were decreased by selling securities available for sale, significantly reducing loan originations and purchases as well as substantially reducing the acquisition of tax certificates. The proceeds from payments on earning asset and securities sales were used to pay down borrowings.
          Total assets at March 31, 2009 were $5.6 billion compared to $5.8 billion at December 31, 2008. The changes in components of total assets from December 31, 2008 to March 31, 2009 are summarized below:
•	Increase in cash and cash equivalents primarily reflecting $119.7 million of higher cash balances at depository institutions associated with daily cash management activities;

Financial Services
(BankAtlantic Bancorp)
•	Decrease in securities available for sale reflecting the sale of $149.1 million of mortgage-backed securities;

•	Decrease in tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions compared to prior periods;

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Decrease in loan receivable balances associated with repayments of residential loans in the normal course of business combined with a significant decline in loan originations and purchases;

•	Decrease in accrued interest receivable primarily resulting from lower loan balances and a significant decline in interest rates;

•	Increase in real estate owned associated with residential loan foreclosures; and

•	Decrease in goodwill associated with the impairment of $9.1 million of goodwill.
          The Company’s total liabilities at March 31, 2009 were $5.4 billion compared to $5.6 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to March 31, 2009 are summarized below:
•	Increased interest bearing deposit account balances associated with promotions of higher-yielding interest-bearing checking accounts and increases in certificates of deposits;

•	Higher non-interest-bearing deposit balances primarily due to increased customer balances in checking accounts;

•	Lower FHLB advances and short term borrowings due to repayments using proceeds from the sales of securities and loan repayments and increases in deposit account balances; and

•	Increase in junior subordinated debentures due to interest deferments.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
          The Company’s principal source of liquidity is its cash and investments. The Company also may obtain funds through dividends from its subsidiaries, issuance of equity and debt securities, and liquidation of its investments. The Company may use these funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations. The Company’s estimated 2009 interest expense associated with its junior subordinated debentures is approximately $16.5 million. In order to preserve liquidity in the current difficult economic environment, the Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election began with respect to regularly scheduled quarterly interest payments aggregating $3.9 million that would otherwise have been made in March and April of 2009. The Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company may end the deferral by paying all accrued and unpaid interest. The Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future.
          During the year ended December 31, 2008, the Company received $15.0 million of dividends from BankAtlantic. The Company does not anticipate receiving dividends from BankAtlantic during the year ended December 31, 2009 until economic conditions and the performance of BankAtlantic assets improve. The ability of BankAtlantic to pay dividends or make other distributions to the Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by

Financial Services
(BankAtlantic Bancorp)
BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS would approve future applications for capital distributions from BankAtlantic.
          The Company’s anticipated liquidity focus during 2009 is on providing capital to BankAtlantic, if needed, managing the cash requirements of its asset work-out subsidiary, and funding its operating expenses. The Company is required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards. In March 2009, the Company contributed $25 million of capital to BankAtlantic.
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
          The sale of Ryan Beck to Stifel closed on February 28, 2007, and the sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain Ryan Beck revenues during the two-year period immediately following the closing, which ended on February 28, 2009. The Company received earn-out payments of $1.7 million during the three months ended March 31, 2008 and the Company received an additional $8.6 million in earn-out payments paid in 250,233 shares of Stifel common stock in March 2009 for the remaining earn-out. The Stifel stock was sold for net proceeds of $8.7 million.
          Pursuant to the terms of the Ryan Beck merger, the Company agreed to indemnify Stifel against certain losses arising out of activities of Ryan Beck prior to its sale. Stifel recently indicated that it believes it is entitled to indemnification payments of approximately $500,000 under the agreement. Based on information provided by Stifel, management believes that it is not obligated to indemnify Stifel under the terms of the merger agreement.
          The Company has the following cash and investments that it believes provide a source for potential liquidity based on values at March 31, 2009; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments.

	As of March 31, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$19,860	—	—	19,860
Securities available for sale	1,253	—	—	1,253
Private investment securities	2,036	339	—	2,375

Total	$23,149	339	—	23,488

          The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans at March 31, 2009 was $76.6 million. During the three months ended March 31, 2009, the Parent Company work-out subsidiary received $4.3 million of proceeds from loan repayments and foreclosed property sales relating to this loan portfolio.
BankAtlantic Liquidity and Capital Resources
          BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit, federal funds, Treasury

Financial Services
(BankAtlantic Bancorp)
and Federal Reserve programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that the availability of funding sources may decrease. As of March 31, 2009, BankAtlantic had available unused borrowings of approximately $813 million in connection with its FHLB line of credit, federal funds lines, and Treasury and Federal Reserve programs. However, such available borrowings are subject to periodic reviews and may be terminated or limited at any time.
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses.
          In October 2008, the FDIC announced a Liquidity Guarantee Program. Under this program, certain newly issued senior unsecured debt issued on or before October 31, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. This includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to the period ending December 31, 2012, even if the maturity exceeds that date. The program could provide BankAtlantic with additional liquidity as certain new borrowings may be guaranteed by the FDIC. The FDIC also announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts including interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee will expire at the end of 2009. BankAtlantic “opted-in” to the additional coverage on qualifying borrowings and non-interest bearing deposits. As a result, BankAtlantic will be assessed a 75-basis point fee on new covered borrowings, and was assessed a 10-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount.
          In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rate schedule was raised by 7 basis points for all depository institutions beginning on January 1, 2009 and beginning with the second quarter of 2009, changes would be made to the assessment rate to increase assessments on a risk adjusted basis. The 7 basis point assessment rate increase resulted in a $1.4 million increase in FDIC assessment premiums for BankAtlantic during the three months ended March 31, 2009 compared to the same 2008 period.
          The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $817.0 million as of March 31, 2009. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s available borrowings under this line of credit were approximately $464 million at March 31, 2009. However, we expect that during the second quarter of 2009, the total borrowings under the FHLB line of credit will decrease due to higher collateral requirements. An additional source of liquidity for BankAtlantic is its securities portfolio. As of March 31, 2009, BankAtlantic had $207.3 million of un-pledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at March 31, 2009, BankAtlantic had $3.0 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had available borrowings of approximately $143.1 million as of March 31, 2009. BankAtlantic had no amounts outstanding under this program at March 31, 2009. The above lines of credit are subject to periodic review, may be reduced or terminated at any time by the issuer institution. If the current economic trends continue to adversely affect our performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us, and BankAtlantic’s liquidity could be materially adversely affected.
          BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity, if needed. Brokered deposits are not

Financial Services
(BankAtlantic Bancorp)
considered a primary funding source of BankAtlantic, and BankAtlantic does not anticipate its brokered deposit balances to increase in the foreseeable future. At March 31, 2009, BankAtlantic had $269.1 million and $35.6 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 4.9% and 0.6% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral, and the issuance of brokered certificates of deposits requires BankAtlantic to maintain “well capitalized” regulatory capital ratios. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $269.4 million as of March 31, 2009.
          BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. In order to improve its liquidity position, BankAtlantic reduced its borrowings by $343.0 million as of March 31, 2009 compared to December 31, 2008, by increasing its total deposits and utilizing the proceeds from the sale of securities available for sale and repayments of earning assets to pay down borrowings. Additionally, BankAtlantic does not anticipate an increase in its total assets in the foreseeable future.
          BankAtlantic’s commitments to originate and purchase loans at March 31, 2009 were $76.5 million and $0, respectively, compared to $176.7 million and $14 million, respectively, at March 31, 2008. At March 31, 2009, total loan commitments represented approximately 1.84% of net loans receivable.
          At March 31, 2009, BankAtlantic had investments and mortgage-backed securities of approximately $38.5 million pledged against securities sold under agreements to repurchase, $6.4 million pledged against public deposits and $49.3 million pledged against treasury tax and loan accounts.
          As of March 31, 2009, BankAtlantic met the regulatory capital ratios established for “well capitalized” institutions with actual capital amounts and ratios exceeding all “well capitalized” amounts and ratios. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Company or BankAtlantic would be successful in raising additional capital in subsequent periods. The Company’s inability to raise capital or be deemed “well capitalized” could have a material adverse impact on the Company’s financial condition and results.
          At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At March 31, 2009:
Total risk-based capital	$449,506	11.86%	8.00%	10.00%
Tier 1 risk-based capital	379,245	10.01	4.00	6.00
Tangible capital	379,245	6.97	1.50	1.50
Core capital	379,245	6.97	4.00	5.00

At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.85	4.00	6.00
Tangible capital	385,006	6.94	1.50	1.50
Core capital	385,006	6.94	4.00	5.00

Financial Services
(BankAtlantic Bancorp)
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008.
Contractual Obligations and Off Balance Sheet Arrangements -as of March 31, 2009 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$1,293,215	1,227,244	52,357	13,614	—
Long-term debt	320,341	—	22,000	822	297,519
Advances from FHLB (1)	817,000	725,000	92,000	—	—
Operating lease obligations held for sublease	30,466	1,230	3,636	2,408	23,192
Operating lease obligations held for use	72,196	7,523	17,195	7,595	39,883
Pension obligation	17,340	1,269	2,995	3,229	9,847
Other obligations	12,800	—	4,800	6,400	1,600

Total contractual cash obligations	$2,563,358	1,962,266	194,983	34,068	372,041

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Real Estate Development
(Woodbridge)
Real Estate Development
          The Real Estate Development activities of BFC are comprised of the operations of Woodbridge Holdings Corporation and its subsidiaries. Woodbridge presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Woodbridge. Woodbridge is a separate public company and its management prepared the following discussion regarding Woodbridge which was included in Woodbridge’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Real Estate Development” are references to Woodbridge Holdings Corporation and its subsidiaries, and are not references to BFC Financial Corporation
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our” or the “Company”) and its wholly-owned subsidiaries as of and for the three months ended March 31, 2009 and 2008. We currently engage in business activities through our Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through our Other Operations segment (“Other Operations”). Other Operations includes the parent company operations of Woodbridge (the “Parent Company”), the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). Also included in the Other Operations segment are our equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”).
          Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry and other industries in which the companies we hold investments in operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements including:
•	the impact of economic, competitive and other factors affecting the Company and its operations;

•	the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of its real estate inventory;

•	the risk that the value of the property held by Core Communities and Carolina Oak may decline, including as a result of the current downturn in the residential and commercial real estate and homebuilding industries;

•	the impact of the factors negatively impacting the homebuilding and residential real estate industries on the market and values of commercial property;

•	the risk that the downturn in the credit markets may adversely affect Core’s commercial leasing projects, including the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy;

•	the risks relating to Core’s dependence on certain key tenants in its commercial leasing projects, including the risk that current adverse conditions and the economy in general and/or adverse developments in the businesses of these tenants could have a negative impact on Core’s financial condition;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated;

•	continued declines in the estimated fair value of our real estate inventory and the potential for write-downs or impairment charges;

Real Estate Development
(Woodbridge)
•	the effects of increases in interest rates on us and the availability and cost of credit to buyers of our inventory;

•	the impact of the problems in financial and credit markets on the ability of buyers of our inventory to obtain financing on acceptable terms, if at all, and the risk that we will be unable to obtain financing and to renew existing credit facilities on acceptable terms, if at all;

•	the risks relating to Core’s liquidity, cash position and ability to satisfy required payments under its debt facilities, including the risk that Woodbridge may not provide funding to Core;

•	the risk that we may be required to make accelerated principal payments on our debt obligations due to re-margining or curtailment payment requirements, which may negatively impact our financial condition and results of operations;

•	the Company’s ability to access additional capital on acceptable terms, if at all;

•	risks associated with the securities owned by the Company, including the risk that the Company may record further impairment charges with respect to such securities in the event trading prices continue to decline;

•	the risks associated with the businesses in which the Company holds investments;

•	risks associated with the Company’s business strategy, including the Company’s ability to successfully make investments notwithstanding adverse conditions in the economy and the credit markets;

•	the Company’s success in pursuing strategic alternatives that could enhance liquidity;

•	the impact on the price and liquidity of the Company’s Class A Common Stock and on the Company’s ability to obtain additional capital in the event the Company chooses to de-register its securities; and

•	the Company’s success at managing the risks involved in the foregoing.
          Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
          We continue to focus on managing our real estate holdings during this challenging period for the real estate industry, and on efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels and compensation with these objectives. Our goal is to pursue acquisitions and investments in diverse industries, including investments in affiliates, using a combination of our cash and stock and third party equity and debt financing. This business strategy may result in acquisitions and investments both within and outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage or capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, or majority or minority, non-controlling interests in companies. Under this business model, we likely will not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. We expect that net investment gains and other income will depend on the success of our investments as well as overall market conditions. We also intend to pursue strategic initiatives with the goal of enhancing liquidity. These initiatives may include pursuing alternatives to monetize a portion of our interests in certain of Core’s assets through sale, possible joint ventures or other strategic relationships.
          Our operations have historically been concentrated in the real estate industry which is cyclical in nature. Our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops, constructs and leases income producing commercial real estate. In addition, our Other Operations segment includes an equity investment in Bluegreen, a NYSE-listed company, which represents approximately 31% of Bluegreen’s outstanding common stock, and a cost method investment in Office Depot, a NYSE-listed company in which we own less than 1% of the outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. We are currently working with Bluegreen Corporation to explore avenues in assisting Bluegreen in obtaining liquidity in the securitization of their receivables, which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings. Our Other Operations segment also includes the operations of Pizza Fusion, which is a restaurant franchise operating within the quick service and organic food industries, and the activities of Carolina Oak, which engaged in homebuilding activities at Tradition Hilton Head prior to the suspension of those activities in the fourth quarter of 2008.

Real Estate Development
(Woodbridge)
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
          Going forward, under the terms and conditions of the new executive compensation program, all of the Company’s investments are or will be held by individual limited partnerships or other legal entities established for such purpose. The executive officer participants may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole. The Company will evaluate these investments based on certain performance criteria and other financial metrics established by the Company in its capacity as investor in the program.
Land Division Overview
          Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition Hilton Head, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,800 net saleable acres remaining in inventory. No acres were subject to sales contracts as of March 31, 2009. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 175 acres have been sold to date. Approximately 2,800 net saleable acres are remaining at Tradition Hilton Head. No acres were subject to sales contracts as of March 31, 2009. Acres sold to date in Tradition Hilton Head include the intercompany sale of 150 acres owned by Carolina Oak.
          We plan to continue to focus on our Land Division’s commercial operations through sales to developers and the internal development of certain projects for leasing to third parties. Core is currently pursuing the sale of two of its commercial leasing projects. Conditions in the commercial real estate market have deteriorated and financing is not as readily available in the current market, which may adversely impact both Core’s ability to complete sales and the profitability of any sales.
          In addition, the overall slowdown in the real estate markets and disruptions in credit markets continue to have a negative effect on demand for residential land in our Land Division which historically was partially mitigated by increased commercial leasing revenue. Traffic at both the Tradition, Florida and Tradition Hilton Head information centers remains slow, reflecting the overall state of the real estate market.
Other Operations Overview
          Other Operations consist of the operations of Woodbridge Holdings Corporation, Carolina Oak, and Pizza Fusion, activities through Cypress Creek Capital and Snapper Creek, our equity investment in Bluegreen and an investment in Office Depot.
          During 2008, we began evaluating our investment in Bluegreen for other-than-temporary impairment in accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments”, Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and Securities and Exchange Commission Staff Accounting Bulletin No. 59 as the fair value of the Bluegreen stock had fallen below

Real Estate Development
(Woodbridge)
the carrying value of our investment in Bluegreen. We analyzed various quantitative and qualitative factors including our intent and ability to hold the investment, the severity and duration of the impairment and the prospects for the improvement of fair value. The Company valued Bluegreen’s common stock using a market approach valuation technique and Level 1 valuation inputs under SFAS No. 157. As a result of the impairment evaluations performed in the third and fourth quarters of 2008, we recorded other-than-temporary impairments of $53.6 million and $40.8 million for the quarters ended September 30, 2008 and December 31, 2008, respectively.
          We again performed an impairment review of our investment in Bluegreen as of March 31, 2009 and, as part of that review, evaluated various qualitative and quantitative factors relating to the performance of Bluegreen and its current stock price. As a result of the evaluation, based on, among other things, the continued decline of Bluegreen’s common stock price, we determined that an other-than-temporary impairment was necessary and, accordingly, recorded a $20.4 million impairment charge (calculated based upon the $1.74 closing price of Bluegreen’s common stock on the New York Stock Exchange on March 31, 2009) and adjusted the carrying value of our investment in Bluegreen to its fair value of $16.6 million at March 31, 2009. On May 7, 2009, the closing price of Bluegreen’s common stock was $1.75 per share.
          During December 2008, we performed an impairment analysis of our investment in Office Depot’s common stock. We concluded that there was an other-than-temporary impairment associated with our investment in Office Depot based on the severity of the decline of the fair value of our investment, the length of time the stock price had been below the carrying value of our investment, the continued decline in the overall economy and credit markets, and the unpredictability of the recovery of Office Depot’s stock price. Accordingly, we recorded an other-than-temporary impairment charge of approximately $12.0 million representing the difference of the average cost of $11.33 per share and the fair value of $2.98 per share as of December 31, 2008 multiplied by the number of shares of Office Depot common stock owned by us at that date. Further, we performed an impairment analysis at March 31, 2009 and, based on, among other factors, the continued decline of Office Depot’s stock price, we determined that an additional other-than-temporary impairment charge was required. As a result, we recorded a $2.4 million impairment charge relating to our investment in Office Depot in the three months ended March 31, 2009, which decreased the carrying value of our investment in Office Depot from $4.3 million as of December 31, 2008 to $1.9 million as of March 31, 2009. On May 7, 2009, the closing price of Office Depot’s common stock was $3.45 per share.
Critical Accounting Policies and Estimates
          Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the portrayal of our financial condition and results of operations are: (a) fair value measurements; (b) investments; (c) goodwill and intangible assets; (d) revenue recognition; (e) income taxes; and (f) loss in excess of investment in Levitt and Sons. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” appearing in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Real Estate Development
(Woodbridge)
Consolidated Results of Operations

	Three Months
	Ended March 31,
	2009	2008	Change
(In thousands)
Revenues:
Sales of real estate	$1,427	154	1,273
Other revenues	2,890	2,964	(74)

Total revenues	4,317	3,118	1,199

Costs and expenses:
Cost of sales of real estate	693	28	665
Selling, general and administrative expenses	10,754	12,627	(1,873)
Interest expense	2,773	3,024	(251)

Total costs and expenses	14,220	15,679	(1,459)

Earnings from Bluegreen Corporation	6,336	526	5,810
Impairment of investment in Bluegreen Corporation	(20,401)	—	(20,401)
Impairment of other investments	(2,396)	—	(2,396)
Gain on settlement of investment in subsidiary	40,369	—	40,369
Interest and other income	566	1,604	(1,038)

Income (loss) before income taxes and noncontrolling interest	14,571	(10,431)	25,002
(Provision) benefit for income taxes	—	—	—

Net income (loss)	14,571	(10,431)	25,002
Add: Net loss attributable to noncontrolling interest	204	—	204

Net income (loss) attributable to Woodbridge	$14,775	(10,431)	25,206

For the Three Months Ended March 31, 2009 Compared to the Same 2008 Period:
          Consolidated net income was $14.8 million for the three months ended March 31, 2009, as compared to a consolidated net loss of $10.4 million for the same 2008 period. The increase in net income for the quarter ended March 31, 2009 was mainly associated with the reversal into income of the loss in excess of investment in Levitt and Sons after Levitt and Sons’ bankruptcy was finalized. The reversal resulted in a $40.4 million gain in the first quarter of 2009. Additionally, earnings from Bluegreen were higher in the quarter ended March 31, 2009 compared to the same period in 2008. These increases were offset in part by impairment charges on our investments of approximately $22.8 million recorded in the quarter ended March 31, 2009.
Sales of real estate
          The table below summarizes sales of real estate by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$1,427	154	1,273
Other Operations	—	—	—

Consolidated	$1,427	154	1,273

          Revenues from sales of real estate increased to $1.4 million for the quarter ended March 31, 2009 from $154,000 for the same 2008 period. Revenues from sales of real estate for the quarters ended March 31, 2009 and 2008 were comprised of land sales, recognition of deferred revenue and revenue related to incremental revenue received from homebuilders based on the final resale price to the homebuilders’ customer (“look back revenue”). During the quarter ended March 31, 2009, our Land Division sold approximately 10 acres generating revenues of approximately $650,000, compared to the sale of one lot encompassing less than one acre, which generated revenues of approximately $73,000, net of deferred revenue, in the same 2008 period. Look back revenues for the quarter ended March 31, 2009 were approximately $23,000 compared to approximately $71,000 in the same 2008 period. Additionally, our Land Division recognized deferred revenue on previously sold land of approximately $754,000 for the quarter ended March 31, 2009, compared to approximately $10,000 in the same 2008 period.

Real Estate Development
(Woodbridge)
Other revenues
          The table below summarizes other revenues by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$2,277	2,705	(428)
Other Operations	622	259	363
Eliminations	(9)	—	(9)

Consolidated	$2,890	2,964	(74)

          Other revenues in the quarter ended March 31, 2009 remained relatively consistent with the same 2008 period. The decrease in Land Division revenues was primarily due to lower impact fees associated with a decrease in building permits requested for new construction, and straight line rent amortization associated with tenant improvement reimbursements. These decreases were partially offset by an increase in rental revenues in the Land Division due to additional tenants and an increase in other revenues in Other Operations as franchise revenues related to Pizza Fusion were recorded in the quarter ended March 31, 2009. No franchise revenues were recorded in the quarter ended March 31, 2008.
Cost of sales of real estate
          The table below summarizes cost of sales of real estate by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$693	28	665
Other Operations	—	—	—

Consolidated	$693	28	665

          Cost of sales of real estate increased $665,000 in the quarter ended March 31, 2009, compared to the same 2008 period due to an increase in sales of real estate in our Land Division. Approximately 10 acres were sold in the quarter ended March 31, 2009, compared to one lot sold of less than one acre in the quarter ended March 31, 2008.
Selling, general and administrative expenses
          The table below summarizes selling, general and administrative expenses by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$6,247	5,531	716
Other Operations	4,507	7,096	(2,589)

Consolidated	$10,754	12,627	(1,873)

          Selling, general and administrative expenses decreased $1.9 million in the quarter ended March 31, 2009, compared to the same 2008 period as we incurred lower compensation, benefits and office related expenses as a result of reductions in force. In Other Operations, insurance costs were significantly lower as no insurance costs related to Levitt and Sons were incurred after the second quarter of 2008. In addition, professional services decreased as during the first quarter of 2008 we incurred costs associated with our investments in equity securities while these costs were not incurred in the quarter ended March 31, 2009. In the Land Division, we experienced an increase in depreciation expense in the first quarter of 2009 compared to the same 2008 period as depreciation expense was not recorded in the first quarter of 2008 while the commercial assets were classified as discontinued

Real Estate Development
(Woodbridge)
operations. These commercial assets were reclassified back to continuing operations during the fourth quarter of 2008. The increase in expenses in the Land Division was partially offset by a decrease in sales and marketing expenses.
Interest expense
          The table below summarizes interest expense by segment:

	Three Months Ended March 31,
	2009	2008	Change
	(In thousands)
Land Division	$1,370	993	377
Other Operations	1,403	2,673	(1,270)
Eliminations	—	(642)	642

Consolidated	$2,773	3,024	(251)

          Interest expense consists of interest incurred minus interest capitalized. Interest incurred totaled $4.4 million for the three months ended March 31, 2009 and $6.2 million for the same 2008 period. Interest capitalized totaled $1.6 million for the three months ended March 31, 2009 and $3.2 million for the same 2008 period. Interest expense was lower in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 primarily as a result of lower interest rates during the 2009 period. At the time of land sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the three months ended March 31, 2009 and 2008 did not include a significant amount of capitalized interest charged to cost of sales of real estate.
          Bluegreen reported net income for the three months ended March 31, 2009 of $3.6 million, as compared to $1.4 million for the same 2008 period. Our interest in Bluegreen’s earnings was $6.3 million for the first quarter of 2009 (after the amortization of approximately $5.3 million related to the change in the basis as a result of the impairment charges on this investment) compared to $526,000 for the first quarter of 2008. We review our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warrant for other-than-temporary declines in value. See Note 12 to our unaudited consolidated financial statements for further details of the impairment analysis of our investment in Bluegreen.
          Interest and other income decreased to $566,000 during the three months ended March 31, 2009 from $1.6 million during the same 2008 period. This decrease was related to a decrease in interest income as a result of lower interest rates as well as a decrease in our cash balances for the quarter ended March 31, 2009 compared to the same 2008 period.
          The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2009. The effective tax rate used for the three months ended March 31, 2008 was 0.0%. The 0.0% effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in the past and expected taxable losses in the foreseeable future, we do not believe at this time that we will have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.
          Land Division operational data

	Three Months
	Ended March 31,
	2009	2008	Change

Acres sold	10	—	10
Margin percentage (a)	51.4%	81.8%	(30.4)%
Unsold saleable acres	6,629	6,679	(50)
Acres subject to sales contracts — Third parties	—	260	(260)
Aggregate sales price of acres subject to sales contracts to third parties	$—	78,488	(78,488)

(a)	Includes revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.

Real Estate Development
(Woodbridge)
          Due to the nature and size of individual land transactions, our Land Division results have historically fluctuated significantly. Although we have historically realized margins of between approximately 40.0% and 60.0% on Land Division sales, margins on land sales are expected to be below the historical range given the downturn in the real estate markets and the significant decrease in demand. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of the land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If conditions in the real estate markets do not improve or deteriorate further, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.
          The value of acres subject to third party sales contracts decreased $78.5 million from March 31, 2008 to March 31, 2009. There was no backlog at March 31, 2009. While the backlog is not an exclusive indicator of future sales activity, it provides an indication of potential future sales activity.
FINANCIAL CONDITION
March 31, 2009 compared to December 31, 2008
          Our total assets at March 31, 2009 and December 31, 2008 were $524.1 million and $559.3 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $30.7 million, primarily related to cash used in operations and approximately $25.0 million was used for the investment in timed deposits;

•	a decrease in restricted cash of $12.7 million associated with the settlement payment made in connection with the bankruptcy of Levitt and Sons; and

•	a net decrease in our investment in Bluegreen of $13.2 million mainly related to an other-than-temporary impairment charge recorded in the quarter ended March 31, 2009, offset in part by an increase in our equity in earnings from Bluegreen.
          Total liabilities at March 31, 2009 and December 31, 2008 were $384.8 million and $439.7 million, respectively. The change in total liabilities primarily resulted from:
•	a net decrease in accounts payable and other accrued liabilities of approximately $1.5 million primarily attributable to the timing of payments to our vendors; and

•	a decrease of $52.9 million associated with the reversal into income of the loss in excess of investment in Levitt and Sons as a result of the Bankruptcy Court’s approval of the Levitt and Sons’ bankruptcy plan.
LIQUIDITY AND CAPITAL RESOURCES
          Management assesses our liquidity in terms of our cash and cash equivalent balances and our ability to generate cash to fund our operating and investment activities. We separately manage our liquidity at the Parent Company level and at the operating subsidiary level. Subsidiary operations, consisting primarily of Core Communities’ operations, are generally financed using proceeds from sales of real estate inventory and debt financing using land or other developed assets as loan collateral. Many of the financing agreements contain covenants at the subsidiary level. Parent Company guarantees are provided only in limited circumstances and, when provided, are generally provided on a limited basis. We may use available cash and our borrowing capacity to pursue development of our master-planned communities or to pursue investments generally. We are also exploring possible ways to monetize a portion of our investment in certain of Core’s assets through joint ventures or other strategic relationships, including the possible sale of such assets. We have historically utilized community development districts to fund development costs at Core when possible. We also will use available cash to repay borrowings and to pay operating expenses.

Real Estate Development
(Woodbridge)
          We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated near-term liquidity needs. We expect to meet our long-term liquidity requirements through the means described above, as well as long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities.
Woodbridge (Parent Company level)
          As of March 31, 2009 and December 31, 2008, Woodbridge had cash and short-term certificates of deposits, of $104.1 million and $107.3 million, respectively. Our cash decreased by $3.2 million during the three months ended March 31, 2009 primarily due to general and administrative expenses and debt service costs.
          At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification in the fourth quarter of 2008 between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. After the filing of the Levitt and Sons’ bankruptcy, Woodbridge incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”). Woodbridge did not incur Post Petition Services in the three months ended March 31, 2009, compared to approximately $987,000 incurred in the same period in 2008.
          On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee entered into an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement, as amended) was recognized into income in the quarter ended March 31, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary.
Core Communities
          At March 31, 2009 and December 31, 2008, Core had cash and cash equivalents of $14.6 million and $16.9 million, respectively. Cash decreased $2.3 million during the three months ended March 31, 2009 primarily as a result of cash used to fund the continued development of Core’s projects as well as selling, general and administrative expenses. At March 31, 2009, Core had no immediate availability under its various lines of credit. Core has made efforts to minimize its development expenditures in both Tradition, Florida and in Tradition Hilton Head; however, Core continues to incur expenses related to the development of these communities, particularly at Tradition Hilton Head, which is in the early stage of the master-planned community’s development cycle to develop the community infrastructure.

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
          In January of 2009, Core was advised by one of its lenders that it had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.7 million at March 31, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, the lender’s evaluation is continuing and, accordingly, although it is likely that a re-margining payment will be required, the amount of such payment is not currently determinable.
          Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million. This facility matures in June 2009 and has two one-year extension options. The loan agreement requires that Core provide at least 30 days notice prior to the initial maturity of its election to exercise the one-year option period. Throughout the extension period, the collateral must generate a debt service coverage ratio of 1.20:1, otherwise Core would be required to re-margin the loan. While Core does not currently anticipate it will meet the debt service coverage ratio requirement, Core is in discussions with its lender regarding this credit agreement. Under the terms of the loan, Core can make a re-margining payment, if necessary, from current cash reserves, and the loan will be extended automatically. . As part of its discussions with the lender, Core is seeking to achieve the extension by restructuring the loan absent a re-margining payment. However, there can be no assurance that Core will be successful in doing so.
          All of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, certain of Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to pay its debt and reduce its ability to use its cash to fund its operations. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or obtain alternative funds, which may not be available on attractive terms, if at all. In the event that Core is unable to refinance its debt or obtain additional funds, it may default on some or all of its existing debt facilities.
          Core’s operations have been negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales, and Core is currently experiencing cash flow deficits. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, debt or outside equity financing, including secured borrowings using unencumbered land; however, there is no assurance that any or all of these alternatives will be available to Core on attractive terms, if at all, or that Core will otherwise be in a position to utilize such alternatives to improve its cash position. In addition, while funding from Woodbridge is a possible source of liquidity, Woodbridge is under no obligation to provide funding to Core and there can be no assurance that it will do so.
Off Balance Sheet Arrangements and Contractual Obligations
     In connection with the development of certain of Core’s projects, community development, special assessment or improvement districts have been established and may utilize tax-exempt bond financing to fund

Real Estate Development
(Woodbridge)
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
          Core’s bond financing at March 31, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $143.8 million and $130.5 million, respectively. Further, at March 31, 2009, there was approximately $69.2 million available under these bonds to fund future development expenditures. Bond obligations at March 31, 2009 mature in 2035 and 2040. As of March 31, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the quarters ended March 31, 2009 and 2008, Core recorded approximately $159,000 and $105,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies", and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of March 31, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of March 31, 2009.
          The following table summarizes our contractual obligations as of March 31, 2009 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years
Long-term debt obligations (1) (2)	$349,542	3,836	221,789	2,536	121,381
Operating lease obligations	3,402	1,140	853	389	1,020

Total obligations	$352,944	4,976	222,642	2,925	122,401

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of the debt is based on variable rates.

(2)	These amounts represent scheduled principal payments. Some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining and minimum sales requirements.
          Long-term debt obligations consist of notes, mortgage notes and bonds payable. Operating lease obligations consist of lease commitments. In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48 - "Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.

Real Estate Development
(Woodbridge)
          At March 31, 2009 and December 31, 2008, we had outstanding surety bonds of approximately $8.1 million and $8.2 million, respectively, which were related primarily to obligations to various governmental entities to construct improvements in our various communities. We estimate that approximately $4.8 million of work remains to complete these improvements and do not believe that any outstanding surety bonds will likely be drawn upon.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of March 31, 2009 and December 31, 2008, we had $1.1 million in surety bonds accrual at Woodbridge related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. During the three months ended March 31, 2009 and 2008, Woodbridge performed under its indemnity agreements and reimbursed the surety approximately $37,000 and $165,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral against a portion of the $11.7 million surety bonds exposure in connection with demands made by a municipality. We believe that the municipality does not have the right to demand payment under the bonds and we initiated a lawsuit against the municipality. We do not believe a loss is probable and accordingly have not accrued any amount related to this claim. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality, and we have complied with that request.
          On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge incurred severance and benefits related restructuring charges of approximately $89,000 and $1.2 million during the quarters ended March 31, 2009 and 2008, respectively. For the quarters ended March 31, 2009 and 2008, Woodbridge paid approximately $132,000 and $1.5 million, respectively, in severance and termination charges related to the above described fund as well as severance for employees other than Levitt and Sons employees. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons. At March 31, 2009 and December 31, 2008, $86,000 and $129,000, respectively, was accrued to be paid.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risks which are interest rate and equity pricing risks.
BFC
          Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk.
          Because BankAtlantic Bancorp and Woodbridge are consolidated in the Company’s financial statements, a significant change in the market price of their stock would not directly impact the Company’s financial results, but would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and the market prices of BankAtlantic Bancorp and Woodbridge’s common stock are important to the valuation and financing capability of BFC. BFC also owns 800,000 shares of Benihana’s Convertible Preferred Stock for which no market is available. The ability to realize or liquidate this investment will depend on future market and economic conditions and the ability to register the shares of Benihana’s Common Stock acquired by BFC in the event it converts its shares of Benihana’s Convertible Preferred stock, all of which are subject to significant risk. At March 31, 2009, the closing price of Benihana’s Common Stock was $2.53 per share. The market value of Benihana’s Convertible Preferred Stock if converted at March 31, 2009 would have been approximately $4.0 million.
          During the quarter ended December 31, 2008, the Company performed an impairment review of its investment in Benihana’s Convertible Preferred Stock to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors, including the decline in the underlying trading value of Benihana’s Common Stock and the redemption provisions of Benihana’s Convertible Preferred Stock, the Company determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value of approximately $16.4 million. At March 31, 2009, the Company performed an impairment review and determined that there was no other-than-temporary decline in the Company’s investment in Benihana’s Convertible Preferred Stock. BFC will continue to monitor this investment in accordance with FSP FAS 115-1/124-1 to determine whether any further other-than-temporary impairment associated with this investment may be required in future periods. On May 6, 2009, the closing price of Benihana’s Common Stock was $6.06 per share. See Note 8 for additional information.
BankAtlantic Bancorp
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2009. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months ended March 31, 2009, see Item 2. in Financial Services “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
Woodbridge
          Woodbridge has a risk of loss associated with its borrowings as Woodbridge is subject to interest rate risk on its long-term debt. At March 31, 2009, Woodbridge had $244.2 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $105.3 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on Woodbridge’s variable rate debt from changes in interest rates may affect its earnings and cash flow but would generally not impact the fair value of such debt except to the extent of changes in credit spreads. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not Woodbridge’s earnings or cash flow.

          Assuming the variable rate debt balance of $244.2 million outstanding at March 31, 2009 (which does not include initially fixed-rate obligations which do not become floating rate during 2009) was to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Woodbridge by approximately $2.4 million per year.
          Woodbridge is subject to equity pricing risks associated with its investments in Bluegreen and Office Depot. The value of these securities will vary based on the results of operations and financial condition of these investments, the general liquidity of Bluegreen and Office Depot common stock and general equity market conditions. The trading market for Bluegreen and Office Depot common stock may not be liquid enough to permit Woodbridge to sell the shares of such stock that it owns without significantly reducing the market price of the shares, if Woodbridge is able to sell them at all.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material developments in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 1A. Risk Factors
There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008.
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

BFC FINANCIAL CORPORATION
Date: May 14, 2009	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 14, 2009	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: May 14, 2009	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer