Form 10-Q
period 2009-06-30
BFC FINANCIAL CORP
filed 2009-08-11
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2009
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
Class A Common Stock of $.01 par value, 38,275,112 shares outstanding as of August 3, 2009.
Class B Common Stock of $.01 par value, 6,854,381 shares outstanding as of August 3, 2009.

BFC Financial Corporation

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition- Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$271,873	278,937
Restricted cash	7,845	21,288
Securities available for sale and other financial instruments (at fair value)	459,171	722,698
Investment securities at cost or amortized cost (fair value:
$53,294 in 2009 and $12,475 in 2008)	52,315	12,008
Tax certificates, net of allowance of $7,036 in 2009 and $6,064 in 2008	179,110	213,534
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	48,751	54,607
Residential loans held for sale	7,694	3,461
Loans receivable, net of allowance for loan losses $172,220 in 2009 and $137,257 in 2008	4,021,067	4,314,184
Accrued interest receivable	35,370	41,817
Real estate held for development and sale	270,958	268,763
Real estate owned	34,317	19,045
Investments in unconsolidated affiliates	40,583	41,386
Properties and equipment, net	304,291	315,347
Goodwill and other intangible assets, net	35,363	44,986
Other assets	44,289	43,521

Total assets	$5,812,997	6,395,582

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$3,252,601	3,178,105
Non-interest bearing deposits	802,446	741,691

Total deposits	4,055,047	3,919,796
Advances from FHLB	597,252	967,491
Federal funds purchased and other short term borrowings	5,553	238,339
Securities sold under agreements to repurchase	19,515	41,387
Subordinated debentures, mortgage notes payable and mortgage-backed bonds	286,245	287,772
Junior subordinated debentures	383,325	376,104
Loss in excess of investment in Woodbridge’s subsidiary	—	52,887
Other liabilities	129,080	125,356

Total liabilities	5,476,017	6,009,132

Commitments and contingencies

Preferred stock of $.01 par value; authorized - 10,000,000 shares; Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares; issued and outstanding 15,000 shares in 2009 and 2008 with a redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 100,000,000 shares; issued and outstanding 38,275,112 in 2009 and 38,254,389 in 2008	382	382
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,854,381 in 2009 and 6,875,104 in 2008	69	69
Additional paid-in capital	124,728	123,562
Accumulated deficit	(32,050)	(8,848)
Accumulated other comprehensive income (loss)	3,398	(2,298)

Total BFC Financial Corporation (“BFC”) shareholders’ equity	96,527	112,867
Noncontrolling interests	229,424	262,554

Total equity	325,951	375,421

Total liabilities and equity	$5,812,997	6,395,582

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues
BFC Activities:
Interest and dividend income	$256	340	514	755
Securities activities, net	—	103	—	103
Other income	274	388	438	1,646

	530	831	952	2,504

Financial Services:
Interest and dividend income	57,479	78,487	120,387	162,219
Service charges on deposits	19,347	24,466	38,032	48,480
Other service charges and fees	8,059	7,121	15,084	14,554
Securities activities, net	692	8,965	5,132	4,227
Other income	3,279	2,931	5,929	5,533

	88,856	121,970	184,564	235,013

Real Estate Development:
Sales of real estate	1,767	2,395	3,194	2,549
Interest and dividend income	157	616	404	2,071
Securities activities, net	—	1,178	—	1,178
Other income	3,157	2,891	6,347	5,981

	5,081	7,080	9,945	11,779

Total revenues	94,467	129,881	195,461	249,296

Costs and Expenses
BFC Activities:
Employee compensation and benefits	2,117	2,344	4,313	5,504
Other expenses	737	851	1,438	1,778

	2,854	3,195	5,751	7,282

Financial Services:
Interest expense	20,814	32,875	45,573	73,950
Provision for loan losses	43,494	47,247	87,771	90,135
Employee compensation and benefits	25,935	33,181	54,741	68,336
Occupancy and equipment	14,842	16,172	29,753	32,558
Advertising and promotion	1,979	3,662	4,811	8,557
Restructuring charges and exit activities	1,406	5,762	3,281	5,597
Cost associated with debt redemption	1,441	1	2,032	2
Provision for tax certificates losses	1,414	924	2,900	807
Impairment of goodwill	—	—	8,541	—
Impairment of real estate owned	411	190	623	240
FDIC special assessment	2,428	—	2,428	—
Other expenses	12,737	13,416	26,039	26,980

	126,901	153,430	268,493	307,162

Real Estate Development:
Cost of sales of real estate	1,301	1,760	1,994	1,848
Interest expense, net of interest capitalized	3,747	2,478	6,520	5,389
Selling, general and administrative expenses	9,945	12,530	20,284	24,981

	14,993	16,768	28,798	32,218

Total costs and expenses	144,748	173,393	303,042	346,662

Equity in earnings from unconsolidated affiliates	10,755	1,443	17,250	3,246
Impairment of unconsolidated affiliates	—	—	(20,401)	—
Impairment of investments	—	—	(2,396)	—
Gain on settlement of investment in Woodbridge’s subsidiary	—	—	40,369	—

Loss from continuing operations before income taxes	(39,526)	(42,069)	(72,759)	(94,120)
Benefit for income taxes	—	(15,326)	—	(34,279)

Loss from continuing operations	(39,526)	(26,743)	(72,759)	(59,841)
Discontinued operations, less income tax provision of $0 and $705 for 2009 and 2008	—	—	4,201	1,019

Net loss	(39,526)	(26,743)	(68,558)	(58,822)
Less: Net loss attributable to noncontrolling interests	26,617	21,826	45,246	48,034

Net loss attributable to BFC	(12,909)	(4,917)	(23,312)	(10,788)
5% Preferred stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(13,096)	(5,104)	(23,687)	(11,163)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic and Diluted (Loss) Earnings Per Common Share Attributable to BFC (Note 20):
Basic (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(0.29)	(0.11)	(0.55)	(0.25)
Earnings per share from discontinued operations	—	—	0.03	—

Net loss per common share	$(0.29)	(0.11)	(0.52)	(0.25)

Diluted (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(0.29)	(0.11)	(0.55)	(0.25)
Earnings per share from discontinued operations	—	—	0.03	—

Net loss per common share	$(0.29)	(0.11)	(0.52)	(0.25)

Basic weighted average number of common shares outstanding	45,126	45,112	45,120	45,108

Diluted weighted average number of common and common equivalent shares outstanding	45,126	45,112	45,120	45,108

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(39,526)	(26,743)	(68,558)	(58,822)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	6,705	(6,284)	13,721	(12,025)
Benefit for income taxes	—	(2,935)	—	(5,149)

	6,705	(3,349)	13,721	(6,876)

Unrealized gains (losses) associated with investment in unconsolidated affiliates	132	(799)	605	(1,226)
Benefit for income taxes	—	(247)	—	(412)

	132	(552)	605	(814)

Pro-rata share of cumulative impact of accounting changes recognized by Bluegreen Corporation on retained interests in notes receivable sold	(1,251)	—	(1,251)	—
Benefit for income taxes	—	—	—	—

	(1,251)	—	(1,251)	—

Reclassification adjustments of realized net gains included in net loss	(693)	(6,010)	(2,737)	(3,974)
Less: Provision for income taxes	—	(2,029)	—	(1,243)

	(693)	(3,981)	(2,737)	(2,731)

Total other comprehensive income (loss), net of tax	4,893	(7,882)	10,338	(10,421)

Comprehensive loss	(34,633)	(34,625)	(58,220)	(69,243)
Less: Comprehensive loss attributable to noncontrolling interests	25,864	28,634	40,604	56,804

Comprehensive loss attributable to BFC	$(8,769)	(5,991)	(17,616)	(12,439)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statement of Changes in Equity — Unaudited
For the Six Months Ended June 30, 2009
(In thousands)

							Accumulated
							Other	Total	Non-
	Shares of Common		Class A	Class B	Additional	Accu-	Compre-	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	mulated	hensive	Shareholders’	Interests in	Total
	Class A	Class B	Stock	Stock	Capital	Deficit	(Loss) Income	Equity	Subsidiaries	Equity
Balance, December 31, 2008	38,254	6,875	$382	$69	$123,562	$(8,848)	$(2,298)	$112,867	$262,554	$375,421
Net loss	—	—	—	—	—	(23,312)	—	(23,312)	(45,246)	(68,558)
Transfer of common stock	21	(21)	—	—	—	—	—	—	—	—
Pro rata share of the cumulative effect of accounting changes recognized by Bluegreen on retained interests in notes receivable sold (a)	—	—	—	—	—	485	—	485	1,575	2,060
Other comprehensive income	—	—	—	—	—	—	5,696	5,696	4,642	10,338
Noncontrolling interests net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	5,899	5,899
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	732	—	—	732	—	732
Cash dividends on the 5% Preferred Stock	—	—	—	—	—	(375)	—	(375)	—	(375)
Share-based compensation related to stock options and restricted stock	—	—	—	—	434	—	—	434	—	434

Balance, June 30, 2009	38,275	6,854	$382	$69	$124,728	$(32,050)	$3,398	$96,527	$229,424	$325,951

(a)	Accumulated deficit at January 1, 2009 was decrease by approximately $485,000 representing the Company’s pro rata share of the after tax non-credit portion of other-than temporary impairment losses reognized by Bluegreen Corporation (“Bluegreen”) upon its adoption of FSP FAS 115-2. These other-than temporary losses which were previously recognized in earnings have been reclassified to accumulated other comprehensive income (loss).
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2009	2008

Net cash provided by (used in) operating activities	$11,017	(21,004)

Investing activities:
Proceeds from redemption and maturities of investment securites and tax certificates	98,569	82,519
Purchase of investment securities and tax certificates	(107,816)	(311,011)
Purchase of securities available for sale	—	(288,231)
Proceeds from sales of securities available for sale	205,679	365,490
Proceeds from maturities of securities available for sale	80,047	99,473
Decrease in restricted cash	13,443	1,478
Cash paid in settlement of Woodbridge’s subsidiary bankruptcy	(12,430)	—
Purchases of FHLB stock	(2,295)	(31,140)
Redemption of FHLB stock	8,151	19,486
Investments in unconsolidated affiliates	(630)	139
Distributions from unconsolidated affiliates	398	2,021
Net decrease (increase) in loans	185,352	(20,787)
Proceeds from the sale of loans receivable	5,427	10,100
Adjustment to acquisition of Pizza Fusion	3,000	—
Improvements to real estate owned	(577)	(19)
Proceeds from sales of real estate owned	1,372	1,054
Net additions to office properties and equipment	(1,928)	(5,669)
Net cash outflows from the sale of Central Florida branches	—	(4,491)

Net cash provided by (used in) investing activities	475,762	(79,588)

Financing activities:
Net increase (decrease) in deposits	135,251	(49,628)
Prepayments of FHLB advances	(526,032)	—
Net proceeds (repayments) of FHLB advances	154,000	260,000
Decrease in securities sold under agreements to repurchase	(21,872)	1,994
Decrease in federal funds purchased	(232,786)	(33,975)
Repayment of notes and bonds payable	(1,656)	(23,075)
Proceeds from notes and bonds payable	132	7,283
Preferred stock dividends paid	(375)	(375)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock	—	104
Purchase and retirement of Woodbridge Class A common stock	(13)	—
BankAtlantic Bancorp cash dividends paid to non-BFC shareholders	(198)	(432)
Venture partnership distribution paid to non-BFC interest holder	—	(410)
Payment of Woodbridge debt issuance costs	(294)	(124)

Net cash (used in) provided by financing activities	(493,843)	161,362

(Decrease) increase in cash and cash equivalents	(7,064)	60,770
Cash and cash equivalents at the beginning of period	278,937	332,155

Cash and cash equivalents at end of period	$271,873	392,925

Supplemental cash flow information:
Interest paid on borrowings and deposits	$54,641	83,340
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	16,403	4,266
Increase (decrease) in BFC accumulated other comprehensive income, net of taxes	5,696	(1,651)
Net increase in equity from the effect of subsidiaries’ capital transactions to BFC, net of income taxes	732	329
Net increase in shareholders’ equity resulting from the cumulative impact of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	485	—
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
          BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company whose major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) and Woodbridge Holdings Corporation and its wholly-owned subsidiaries (“Woodbridge”) and a noncontrolling interest in Benihana, Inc. (“Benihana”), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
          On July 2, 2009, the Company entered into a definitive merger agreement with Woodbridge. Subject to the terms and conditions of the agreement, Woodbridge will become a wholly-owned subsidiary of BFC and Woodbridge’s shareholders (other than BFC) will become shareholders of BFC. See Note 25 for further information regarding the merger agreement and the proposed merger.
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
          BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of June 30, 2009 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	2,389,697	23.28%	12.34%
Class B Common Stock	975,225	100.00%	47.00%
Total	3,364,922	29.94%	59.34%

Woodbridge Holdings Corporation
Class A Common Stock	3,735,392	22.45%	11.90%
Class B Common Stock	243,807	100.00%	47.00%
Total	3,979,199	23.57%	58.90%
          BankAtlantic Bancorp is a unitary savings bank holding company organized under the laws of the State of Florida. BankAtlantic Bancorp’s principal asset is its investment in BankAtlantic and its subsidiaries. BankAtlantic, is a federal savings bank headquartered in Fort Lauderdale, Florida.
          On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary of BankAtlantic Bancorp engaged in retail and institutional brokerage and investment banking. Under the terms of the Ryan Beck sales agreement, BankAtlantic Bancorp received additional consideration based on Ryan Beck revenues over the two-year period following the closing of the sale. Included in the Company’s consolidated statement of operations in discontinued operations for the six months ended June 30, 2009 and 2008 was $4.2 million and $1.1 million of earn-out consideration, respectively.
          Historically, Woodbridge’s operations were primarily within the real estate industry; however, Woodbridge’s has pursued investments and acquisitions within or outside of the real estate industry, as well as the continued development of master-planned communities. Woodbridge engages in business activities through its Land Division, which currently consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through its Other Operations segment (“Woodbridge Other Operations”), which currently includes the other operations of Woodbridge, such as the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”) which is a quick service organic restaurant franchisor, the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). An equity investment in Bluegreen Corporation (“Bluegreen”), a publicly-traded timeshare operator, and an investment in Office Depot, Inc. (“Office Depot”), a publicly-traded office supply company, are also included in the Woodbridge Other Operations segment.
          Prior to November 9, 2007, Woodbridge also conducted homebuilding operations through Levitt and Sons, LLC (“Levitt and Sons”), which comprised Woodbridge’s Homebuilding Division. Woodbridge’s Homebuilding Division consisted of two reportable operating segments, the Primary Homebuilding segment and the Tennessee Homebuilding segment. As previously reported, on November 9, 2007, Levitt and Sons and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”). In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations of Levitt and Sons from Woodbridge’s financial results of operations. As a result of the deconsolidation of Levitt and Sons, Woodbridge recorded its interest in Levitt and Sons under the cost method of accounting.
          As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into on June 27, 2008. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement, was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. See Note 24 for further information regarding the bankruptcy of Levitt and Sons.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair statement of the Company’s consolidated financial condition at June 30, 2009 and December 31, 2008; the consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2009 and 2008, the consolidated cash flows and the changes in consolidated equity for the six months ended June 30, 2009. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 which the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 were revised in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 20, 2009 to reflect the implementation of the change in accounting for noncontrolling interests adopted on January 1, 2009. All significant inter-company balances and transactions have been eliminated in consolidation.
          Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.
Revisions and Reclassifications
          On January 1, 2009, the Company adopted the change in accounting for noncontrolling interests and, accordingly, the Company reflected the new presentation of noncontrolling interests as a separate item in the equity section in the Company’s Consolidated Statements of Financial Condition. The Company also reflected the amount attributable to noncontrolling interests and the amount attributable to BFC to be separately presented in the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss and Consolidated Statement of Changes in Equity. The change in accounting for noncontrolling interests was applied prospectively with the exception of the financial statements presentation and required disclosures, which were applied retrospectively for all periods presented.
          In 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects (the “Projects”). As the criteria for assets held for sale had been met in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for

the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the assets were reclassified to assets held for sale and the liabilities related to those assets were reclassified to liabilities related to assets held for sale. The results of operations for these assets were reclassified as discontinued operations. During the fourth quarter of 2008, Woodbridge determined that given the difficulty in predicting the timing or probability of a sale of the assets associated with the Projects as a result of, among other things, the economic downturn and disruptions in the credit markets, the requirements of SFAS No. 144 necessary to classify these assets as held for sale and to be included in discontinued operations were no longer met and Woodbridge could not assert the Projects could be sold within a year. Therefore, the results of operations for these Projects were reclassified back into continuing operations for prior periods to conform to the current periods’ presentation.
          A revision was recorded by Woodbridge in the first quarter of 2009 to account for assets and non-controlling interests not recorded properly in the initial application of purchase accounting of Woodbridge’s investment in Pizza Fusion. The adjustment, resulted in an increase in cash of $3.0 million, goodwill of $1.1 million and noncontrolling interest of $4.1 million. Woodbridge has also recorded an increase in cash flows from investing activities in the six months ended June 30, 2009 of $3.0 million which is included in adjustment to acquisition of Pizza Fusion in the accompanying unaudited consolidated statements of cash flows for the six months ended June 30, 2009. The impact of this revision is not material to our consolidated balance sheets at September 30, 2008 and December 31, 2008, nor was it material to our consolidated statement of cash flows for the periods then ended. The revision had no impact on our net income or loss or on our cash flows from operating activities for the three month periods ended September 30, 2008 and December 31, 2008.
Recently Adopted Accounting Standards
          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement required the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. SFAS 160 also established accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 clarified that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 required that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption was prohibited. The Company adopted SFAS 160 on January 1, 2009.
          In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changed the accounting for business combinations. Under SFAS 141(R), subject to limited exceptions, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, due diligence and transaction costs incurred to effect a business combination will be expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. The adoption of SFAS No. 141(R) on January 1, 2009 did not impact the Company’s unaudited consolidated financial statements, but will impact the accounting for any future acquisitions.
          In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 addresses the accounting and disclosures of subsequent events not addressed in other pronouncements. This statement establishes new terminology for the “Type I” and “Type II” concepts naming them “Recognized” and “Unrecognized” subsequent events, respectively. FAS 165 also requires the disclosure of the date through which subsequent events have been evaluated and whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The application of this pronouncement is effective for fiscal years and interim periods beginning after June 15, 2009. The Company has adopted this pronouncement and has evaluated subsequent events through the issuance date of the financial statements on August 11, 2009.
          In April 2009, the FASB issued three related FASB Staff Positions (“FSPs”): (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP

FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/FAS 124-2”), and (iii) FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1/APB 28-1”), each of which is effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company was to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2/FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1/APB 28-1 enhances the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The adoption of these FSPs did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
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
BankAtlantic Bancorp and BankAtlantic
          BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and availability under its lines of credit, and Treasury and Federal Reserve lending programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make terms of the borrowings and deposits less favorable. As a result, there is a risk that BankAtlantic’s cost of funds will increase or that the availability of funding sources may decrease. As of June 30, 2009, BankAtlantic had available unused borrowings and cash of approximately $825 million consisting primarily of $247 million of unused FHLB line of credit capacity, $246 million of unpledged securities, $119 million of available borrowing capacity at the Federal Reserve and $213 million of cash. However, such available borrowings are subject to periodic reviews and they may be terminated or limited at any time.
          As of June 30, 2009, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that BankAtlantic Bancorp or BankAtlantic would be successful in raising additional capital in subsequent periods on favorable terms or at all. BankAtlantic Bancorp’s inability to raise capital or be deemed “well capitalized” could have a material adverse impact on BFC’s and BankAtlantic Bancorp’s financial condition and results.
Core Communities
          Core’s operations have been negatively impacted by the downturn in the residential and commercial real-estate markets. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales of its real estate inventory and, as a consequence, Core is experiencing cash flow deficits. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, as well as debt and outside equity financing, including secured borrowings using unencumbered land; however, there is no assurance that any or all of these alternatives will be available to Core on attractive terms, if at all, or that Core will otherwise be in a position to utilize such alternatives to improve its cash position. In addition, while funding from Woodbridge is a possible source of liquidity, Woodbridge is generally under no contractual obligation to provide funding to Core and there is no assurance that it will do so.

          Certain of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. In January of 2009, Core was advised by one of its lenders that the lender had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.4 million at June 30, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, Core is in discussion with the lender to restructure the loan which may eliminate any re-margining requirements; however, there is no assurance that these discussions will be successful or that re-margining payments will not otherwise be required in the future.
          As discussed above, the operations of Core have been negatively impacted by the deterioration of the real estate market and Core may be required to make re-margining payments under certain of its debt facilities. These factors have caused substantial doubt to be raised regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and if they arise. Core’s results are reported separately for segment purposes as the Land Division segment in Note 5. The financial information provided in the Land Division segment and in the unaudited consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the unaudited consolidated financial statements and the financial information provided for the Land Division do not include any adjustments that might result from the outcome of this uncertainty.
3. Fair Value Measurement
          The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at June 30, 2009 Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	June 30.	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$293,141	—	293,141	—
REMICS (1)	137,591	—	137,591	—
Bonds	250	—	—	250
Benihana’s Convertible Preferred Stock	20,511	—	—	20,511
Other equity securities (2)	7,678	7,468	—	210

Total securities available for sale at fair value	$459,171	7,468	430,732	20,971

		Fair Value Measurements at December 31, 2008 Using:
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$532,873	—	532,873	—
REMICS	166,351	—	166,351	—
Bonds	250	—	—	250
Benihana’s Convertible Preferred Stock	16,426	—	—	16,426
Other equity securities (2)	6,798	5,210	—	1,588

Total securities available for sale at fair value	$722,698	5,210	699,224	18,264

(1)	BankAtlantic invests in real estate mortgage investment conduits (“REMICs”) that are guaranteed by the U.S. government or its agencies.

(2)	Equity securities includes Woodbridge’s investment in Office Depot’s common stock with an estimated fair value of approximately $6.5 million and $4.3 million at June 30, 2009 and December 31, 2008, respectively. (See Note 9.)
          There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements at June 30, 2009 and December 31, 2008.

          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended June 30, 2009
		Benihana
		Convertible	Equity
	Bonds	Preferred Stock	Securities	Total

Beginning Balance	$250	16,384	1,252	17,886
Total gains and losses (realized/unrealized)
Included in earnings	—	—	(1,378)	(1,378)
Included in other comprehensive income	—	4,127	336	4,463
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—		—	—

Ending balance	$250	20,511	210	20,971

	Six Months Ended June 30, 2009
		Benihana
		Convertible	Equity
	Bonds	Preferred Stock	Securities	Total

Beginning Balance	$250	16,426	1,588	18,264
Total gains and losses (realized/unrealized)
Included in earnings	—	—	(1,378)	(1,378)
Included in other comprehensive income	—	4,085	—	4,085
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$250	20,511	210	20,971

          The loss of $1.4 million associated with equity securities was included in Financial Services securities activities, net in the Company’s statements of operations for the three and six months ended June 30, 2009 and which represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.
          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total

Beginning Balance	$481	8,805	4,348	13,634
Total gains and losses (realized/unrealized)
Included in earnings	—	4,452	—	4,452
Included in other comprehensive income	1	—	(976)	(975)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance, June 30, 2008	$482	13,257	3,372	17,111

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

          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total

Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Included in earnings	—	2,596	—	2,596
Included in other comprehensive income	1	—	(1,761)	(1,760)
Purchases, issuances, and settlements	(200)	—	—	(200)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance, June 30, 2008	$482	13,257	3,372	17,111

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
          Bonds and Other Equity Securities
          Bonds and equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources to value bonds and equity securities, if available. Also non-binding broker quotes are obtained to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, these securities are valued either using the income approach and pricing models that we have developed or based on observable market data that we adjusted based on our judgment of the factors we believe a market participant would use to value the securities (Level 3).
          Benihana’s Convertible Preferred Stock
          The fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares, as if converted, that BFC owns in Benihana’s Convertible Preferred Stock.

          The following table presents major categories of assets measured at fair value on a non-recurring basis (in thousands):

	Fair Value Measurements at June 30, 2009
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments
Loans measured for impairment using the fair value of the collateral	$177,326	—	—	177,326	$37,744
Impaired real estate owned	2,955	—	—	2,955	623
Impaired real estate held for sale	2,130	—	—	2,130	33
Impaired goodwill	—	—	—	—	8,541
Investment in Bluegreen	23,984	23,984	—	—	20,401

Total	$206,395	23,984	—	182,411	$67,342

          There was no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
          Loans Measured For Impairment
          Impaired loans are generally valued based on the fair value of the underlying collateral. Third party appraisals of the collateral are primarily used to assist in measuring impairment. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral and these values may also be adjusted for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, judgment on market conditions is used to adjust the most current appraisal. The comparable sales prices used in the valuation of the collateral may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.
          Impaired Real Estate Owned and Real Estate Held for Sale
          Generally, real estate is valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties, and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.
          Impaired Goodwill
          Goodwill impairment charges relating to BankAtlantic Bancorp’s tax certificates and investments reporting units in the aggregate amount of $8.5 million, net of purchase accounting adjustment from the 2008 step acquisition in the amount of approximately $0.6 million, was recorded during the six months ended June 30, 2009. The remaining goodwill on the Company’s statement of financial condition primarily relates to BankAtlantic Bancorp’s capital services reporting unit. The goodwill associated with this reporting unit was determined not to be impaired as of June 30, 2009. In determining the fair value of the reporting units, BankAtlantic Bancorp used discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to BankAtlantic Bancorp’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. BankAtlantic Bancorp used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan, tax certificates and securities growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset

Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of a reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units are considered a Level 3 valuation.
Financial Disclosures about Fair Value of Financial Instruments

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$271,873	271,873	278,937	278,937
Restricted cash	7,845	7,845	21,288	21,288
Securities available for sale	459,171	459,171	722,698	722,698
Investment securities	52,315	53,294	12,008	12,475
Tax Certificates	179,110	185,483	213,534	224,434
Federal home loan bank stock	48,751	48,751	54,607	54,607
Loans receivable including loans held for sale, net	4,041,217	3,659,724	4,317,645	3,950,557

Financial liabilities:
Deposits	$4,055,047	4,045,715	3,919,796	3,919,810
Short term borrowings	25,068	25,068	279,726	279,777
Advances from FHLB	597,252	605,809	967,491	983,582
Subordinated debentures, mortgage and notes payable	286,245	272,409	287,772	266,851
Junior subordinated debentures	383,325	122,661	376,104	152,470
          Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs, there is no assurance that the Company would receive the estimated value upon sale or disposition of the asset or pay estimated value upon disposition of the liability in advance of its scheduled maturity. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
          Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable interest rate categories and into performing and non-performing categories.
          The fair value of performing loans is calculated by using an income approach with Level 3 inputs. The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades and delinquency status.
          The fair value of tax certificates was calculated using the income approach with Level 3 inputs. The fair value was based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.
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
          The fair value of short term borrowings was calculated using the income approach with Level 2 inputs. The Company discounts contractual cash flows based on current interest rates. The carrying value of these borrowings approximates fair value as maturities are generally less than thirty days.
          The fair value of FHLB advances was calculated using the income approach with Level 2 inputs. The fair value was based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.
          The fair values of subordinated debentures and mortgage and notes payable were based on discounted values of contractual cash flows at a credit adjusted market discount rate.
          The fair value on $57.1 million of junior subordinated debentures was obtained from NASDAQ price quotes as of June 30, 2009 and December 31, 2008. The fair value of the remaining junior subordinated debentures was obtained using a market approach by obtaining price quotes from other obligors that we believe may have similar risk profiles in the market (Level 3).
Concentration of Credit Risk
          BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing market. Also, included in this purchased residential loan portfolio are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At June 30, 2009, BankAtlantic’s residential loan portfolio included $895.3 million of interest-only loans with 29% of the principal amount of these loans secured by collateral located in California. BankAtlantic manages this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios at origination within agency guidelines.
          BankAtlantic has a high concentration of consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated from the origination dates of the loans. If the market conditions in Florida do not improve or deteriorate further BankAtlantic may be exposed to significant credit losses.
4. Noncontrolling Interests
          The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
BankAtlantic Bancorp	$116,699	170,888
Woodbridge	108,790	91,389
Other subsidiaries	3,935	277

	$229,424	262,554

          The following table summarizes the noncontrolling interests loss (earnings) recognized by others with respect to the Company’s subsidiaries for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Noncontrolling Interests-Continuing Operations:
BankAtlantic Bancorp	$26,868	14,806	59,517	33,585
Woodbridge	(518)	7,094	(11,814)	15,368
Other subsidiaries	267	(74)	486	(62)

	$26,617	21,826	48,189	48,891

Noncontrolling Interests-Discontinued Operations:
BankAtlantic Bancorp	$—	—	(2,943)	(857)
Woodbridge	—	—	—	—
Other subsidiaries	—	—	—	—

	$—	—	(2,943)	(857)

Net Loss (Income) Attributable to Noncontrolling Interests	$26,617	21,826	45,246	48,034

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
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
          This segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge Holdings Corporation and its subsidiaries. The BFC Activities segment includes dividends from BFC’s investment in Benihana’s convertible preferred stock and income and expenses associated with shared service operations in the areas of human resources, risk management, investor relations and executive office administration and other services that BFC provides to BankAtlantic Bancorp and Woodbridge pursuant to shared services agreements. Additionally, BFC provides certain risk management and administrative services to Bluegreen. This segment also includes BFC’s overhead and expenses, the financial results of venture partnerships that BFC controls and BFC’s benefit for income taxes.
BankAtlantic
          The Company’s BankAtlantic segment consists of the banking operations of BankAtlantic.
BankAtlantic Bancorp Other Operations
          The BankAtlantic Bancorp Other Operations segment consists of the operations of BankAtlantic Bancorp other than the banking operations of BankAtlantic, including cost of acquisitions, asset and capital management and financing activities. Additionally, effective March 31, 2008, a wholly-owned subsidiary of BankAtlantic Bancorp purchased non-performing loans from BankAtlantic. As a consequence BankAtlantic Bancorp Other Operations activities include managing this portfolio of loans and real estate owned.
Land Division
          The Company’s Land Division segment consists of Core Communities’ operations.
Woodbridge Other Operations
          The Woodbridge Other Operations segment consists of Woodbridge Holdings Corporation’s operations, the operations of Pizza Fusion and Carolina Oak, and other investment activities through Cypress Creek Capital and Snapper Creek. Woodbridge’s equity investment in Bluegreen and its investment in Office Depot are also included in the Woodbridge Other Operations segment.

          The table below sets forth the Company’s segment information as of and for the three month periods ended June 30, 2009 and 2008 (in thousands):

			BankAtlantic
			Bancorp		Woodbridge	Eliminations
	BFC		Other	Land	Other	and
For the Three Months Ended June 30, 2009	Activities	BankAtlantic	Operations	Division	Operations	Adjustments	Total
Revenues:
Sales of real estate	$—	—	—	1,408	320	39	1,767
Interest and dividend income	256	56,991	196	50	116	283	57,892
Other income	1,008	32,751	(971)	2,613	575	(1,168)	34,808

Total revenues	1,264	89,742	(775)	4,071	1,011	(846)	94,467

Costs and Expenses:
Cost of sale of real estate	—	—	—	1,113	173	15	1,301
Interest expense, net	—	16,913	4,002	1,301	2,446	(101)	24,561
Provision for loan losses	—	35,955	7,539	—	—	—	43,494
Other expenses	2,915	61,077	1,860	5,162	5,209	(831)	75,392

Total costs and expenses	2,915	113,945	13,401	7,576	7,828	(917)	144,748

Equity in (loss) earnings from unconsolidated affiliates	(17)	25	(2)	—	10,714	35	10,755
(Loss) income from continuing operations before income taxes	(1,668)	(24,178)	(14,178)	(3,505)	3,897	106	(39,526)
Benefit for income taxes	—	—	—	—	—	—	—

Net (loss) income	(1,668)	(24,178)	(14,178)	(3,505)	3,897	106	(39,526)
Less: Net loss attributable to noncontrolling interests	(3)	16,936	9,931	2,823	(2,878)	(192)	26,617

Net (loss) income attributable to BFC	$(1,671)	(7,242)	(4,247)	(682)	1,019	(86)	(12,909)

Total assets	$42,853	5,189,711	469,533	329,889	201,526	(420,515)	5,812,997

			BankAtlantic
			Bancorp		Woodbridge	Eliminations
	BFC		Other	Land	Other	and
For the Three Months Ended June 30, 2008	Activities	BankAtlantic	Operations	Division	Operations	Adjustments	Total
Revenues:
Sales of real estate	$—	—	—	1,711	635	49	2,395
Interest and dividend income	342	78,081	469	135	490	(74)	79,443
Other income	1,311	37,539	6,314	3,019	1,493	(1,633)	48,043

Total revenues	1,653	115,620	6,783	4,865	2,618	(1,658)	129,881

Costs and Expenses:
Cost of sales of real estate	—	—	—	1,145	587	28	1,760
Interest expense, net	—	28,158	4,791	871	2,104	(571)	35,353
Provision for loan losses	—	37,801	9,446	—	—	—	47,247
Other expenses	3,281	72,337	1,666	5,320	7,651	(1,222)	89,033

Total costs and expenses	3,281	138,296	15,903	7,336	10,342	(1,765)	173,393

Equity in (loss) earnings from unconsolidated affiliates	(55)	(811)	1,098	—	1,211	—	1,443

Loss from continuing operations before income taxes	(1,683)	(23,487)	(8,022)	(2,471)	(6,513)	107	(42,069)
Benefit for income taxes	(3,180)	(9,428)	(2,718)	—	—	—	(15,326)

Net (loss) income	1,497	(14,059)	(5,304)	(2,471)	(6,513)	107	(26,743)
Less: Net loss attributable to noncontrolling interests	51	8,654	3,261	2,708	7,189	(37)	21,826

Net (loss) income attributable to BFC	$1,548	(5,405)	(2,043)	237	676	70	(4,917)

Total assets	$36,343	6,369,148	704,430	362,709	316,389	(623,518)	7,165,501

          The table below sets forth the Company’s segment information as of and for the six month periods ended June 30, 2009 and 2008 (in thousands):

			BankAtlantic
			Bancorp		Woodbridge	Eliminations
	BFC		Other	Land	Other	and
For the Six Months Ended June 30, 2009	Activities	BankAtlantic	Operations	Division	Operations	Adjustments	Total
Revenues:
Sales of real estate	$—	—	—	2,835	320	39	3,194
Interest and dividend income	514	119,400	405	93	339	554	121,305
Other income	1,917	65,538	(629)	5,121	1,266	(2,251)	70,962

Total revenues	2,431	184,938	(224)	8,049	1,925	(1,658)	195,461

Costs and Expenses:
Cost of sale of real estate	—	—	—	1,806	173	15	1,994
Interest expense, net	—	37,553	8,232	2,671	3,849	(212)	52,093
Provision for loan losses	—	79,475	8,296	—	—	—	87,771
Other expenses	5,873	132,780	3,564	11,409	9,716	(2,158)	161,184

Total costs and expenses	5,873	249,808	20,092	15,886	13,738	(2,355)	303,042

Equity in (loss) earnings from unconsolidated affiliates	(88)	103	116	—	17,050	69	17,250
Impairment of unconsolidated affiliates	—	—	—	—	(20,401)	—	(20,401)
Impairment of investments	—	—	—	—	(2,396)	—	(2,396)
Gain on settlement of investment in Woodbridge’s subsidiary	—	—	—	—	26,985	13,384	40,369

(Loss) income from continuing operations before income taxes	(3,530)	(64,767)	(20,200)	(7,837)	9,425	14,150	(72,759)
Benefit for income taxes	—	—	—	—	—	—	—

(Loss) income from continuing operations	(3,530)	(64,767)	(20,200)	(7,837)	9,425	14,150	(72,759)
Discontinued operations, less income taxes	1,258	—	4,201	—	—	(1,258)	4,201

Net (loss) income	(2,272)	(64,767)	(15,999)	(7,837)	9,425	12,892	(68,558)
Less: Net loss (income) attributable to noncontrolling interests	12	45,367	11,207	6,181	(6,960)	(10,561)	45,246

Net (loss) income attributable to BFC	$(2,260)	(19,400)	(4,792)	(1,656)	2,465	2,331	(23,312)

			BankAtlantic
			Bancorp		Woodbridge	Eliminations
	BFC		Other	Land	Other	and
For the Six Months Ended June 30, 2008	Activities	BankAtlantic	Operations	Division	Operations	Adjustments	Total
Revenues:
Sales of real estate	$—	—	—	1,865	635	49	2,549
Interest and dividend income	762	161,439	889	324	1,777	(146)	165,045
Other income	3,000	71,979	1,506	6,439	1,807	(3,029)	81,702

Total revenues	3,762	233,418	2,395	8,628	4,219	(3,126)	249,296

Costs and Expenses:
Cost of sales of real estate	—	—	—	1,173	587	88	1,848
Interest expense, net	—	63,511	10,585	1,864	4,777	(1,398)	79,339
Provision for loan losses	—	80,689	9,446	—	—	—	90,135
Other expenses	7,439	140,963	3,341	10,851	14,747	(2,001)	175,340

Total costs and expenses	7,439	285,163	23,372	13,888	20,111	(3,311)	346,662

Equity in (loss) earnings from unconsolidated affiliates	(53)	302	1,260	—	1,737	—	3,246

Loss from continuing operations before income taxes	(3,730)	(51,443)	(19,717)	(5,260)	(14,155)	185	(94,120)
Benefit for income taxes	(7,046)	(20,403)	(6,830)	—	—	—	(34,279)

(Loss) income from continuing operations	3,316	(31,040)	(12,887)	(5,260)	(14,155)	185	(59,841)
Discontinued operations, less income tax	162	—	1,121	—	—	(264)	1,019

Net (loss) income	3,478	(31,040)	(11,766)	(5,260)	(14,155)	(79)	(58,822)
Less: Net loss attributable to noncontrolling interests	63	22,257	8,437	4,691	12,623	(37)	48,034

Net (loss) income attributable to BFC	$3,541	(8,783)	(3,329)	(569)	(1,532)	(116)	(10,788)

6. Acquisition
          On September 18, 2008, Woodbridge, indirectly through its wholly-owned subsidiary, PF Program Partnership, LP (formerly Woodbridge Equity Fund II LP), purchased for an aggregate of $3.0 million, 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to 1,500,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. Woodbridge also received options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share, which options, if exercised, entitled Woodbridge to also receive warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. On July 2, 2009, Woodbridge exercised its option to purchase 521,740 shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share or an aggregate purchase price of $600,000. Upon the exercise of the option, Woodbridge was also granted warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years, subject to earlier expiration under certain circumstances.
          Pizza Fusion is a restaurant franchise which was founded in 2006 and which operates in a niche market within the quick service and organic food industries. As of June 30, 2009, Pizza Fusion was operating 20 locations throughout the United States and had entered into franchise agreements to open an additional 9 stores by February 2010.
          During 2008, Woodbridge evaluated its investment in Pizza Fusion under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”), and determined that Pizza Fusion is a variable interest entity. Pizza Fusion is in its early stages and will likely require additional financial support for its normal operations and further expansion of its franchise operations. Furthermore, on a fully diluted basis, Woodbridge’s investment represents a significant interest in Pizza Fusion and, therefore, Woodbridge is expected to bear the majority of the variability of the risks and rewards of Pizza Fusion. Additionally, as shareholder of the Series B Convertible Preferred Stock, Woodbridge has control over the Board of Directors of Pizza Fusion. Based upon these factors, Woodbridge concluded that it is the primary beneficiary. Accordingly, under purchase accounting, the assets and liabilities of Pizza Fusion are consolidated in accordance with Statement of SFAS No. 141 “Business Combinations”. However, the assets of Pizza Fusion are not available to Woodbridge.
          Woodbridge recorded $5.5 million in other intangible assets, including $1.1 million in goodwill related to its investment in Pizza Fusion. The intangible assets consist primarily of the value of franchise agreements that had been executed by Pizza Fusion at the acquisition date. These intangible assets will be amortized over the length of the franchise agreements which is generally 10 years.
7. Discontinued Operations
          On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined revenues generated by Ryan Beck during the two-year period which ended on February 28, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale. BankAtlantic Bancorp received additional earn-out consideration of $1.7 million during the six months ended June 30, 2008 and recognized $4.2 million of additional earn-out consideration during the six months ended June 30, 2009.

8. Restructuring Charges and Exit Activities
BankAtlantic Bancorp and BankAtlantic
          The following set forth liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2008	$102	990	1,092
Expenses incurred	2,095	361	2,456
Amounts paid or amortized	(1,105)	(288)	(1,393)

Balance at June 30, 2008	$1,092	1,063	2,155

Balance at January 1, 2009	$171	1,462	1,633
Expense incurred	1,946	1,301	3,247
Amounts paid or amortized	(1,693)	(60)	(1,753)

Balance at June 30, 2009	$424	2,703	3,127

          In April 2008, BankAtlantic Bancorp reduced its workforce by approximately 124 associates, or 6%. BankAtlantic Bancorp incurred $2.1 million of employee termination costs which was included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2008.
          In March 2009, BankAtlantic Bancorp further reduced its workforce by approximately 130 associates, or 7%, impacting back-office functions as well as its community banking and commercial lending business units. Approximately $1.9 million of employee termination costs was incurred which were included in the consolidated statements of operations for the six months ended June 30, 2009.
          During the six months ended June 30, 2008, BankAtlantic Bancorp incurred $0.4 million of contract liabilities in connection with the termination of back-office operating leases. During the six months ended June 30, 2009, BankAtlantic Bancorp recognized an additional $1.3 million of contract termination liabilities in connection with operating leases executed for future store expansion. The additional contract liability reflects declining commercial real estate values during the period.
Woodbridge Holdings Corporation and Levitt and Sons
          The following table summarizes the restructuring related accruals activity recorded for the six months ended June 30, 2009 and 2008 (in thousands):

	Severance
	Related		Independent	Surety
	and		Contractor	Bond
	Benefits	Facilities	Agreements	Accrual	Total
Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges (credits)	2,023	140	(25)	(150)	1,988
Cash payments	(2,681)	(259)	(412)	(532)	(3,884)

Balance at June 30, 2008	$1,296	891	984	1,144	4,315

Balance at December 31, 2008	$129	704	597	1,144	2,574
Restructuring charges	82	—	39	—	121
Cash payments	(211)	(186)	(388)	(37)	(822)

Balance at June 30, 2009	$—	518	248	1,107	1,873

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
          The severance related and benefits accrual includes severance payments, payroll taxes and other benefits related to the termination of Levitt and Sons employees as well as other employees of Woodbridge, that occurred in 2007 as part of the Chapter 11 Cases. Woodbridge did not incur any significant severance and benefits related restructuring charges in the three months ended June 30, 2009, while, during the three months ended June 30, 2008, incurred charges of approximately $816,000. During the six months ended June 30, 2009 and 2008, Woodbridge incurred severance and benefits related restructuring charges of approximately $82,000 and $2.0 million, respectively. For the three months ended June 30, 2009 and 2008, Woodbridge paid approximately $79,000 and $1.2 million, respectively in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Woodbridge Other Operations segment. For the six months ended June 30, 2009 and 2008, these payments amounted to approximately $211,000 and $2.7 million, respectively. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons.
          The facilities accrual as of June 30, 2009 represents expense associated with property and equipment leases that Woodbridge had entered into that are no longer providing a benefit to Woodbridge, as well as termination fees related to contractual obligations that Woodbridge cancelled. Included in this amount are future minimum lease payments, fees and expenses for which the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, were satisfied. Total cash payments related to the facilities accrual were $93,000 and $173,000 for the three months ended June 30, 2009 and 2008, respectively. Total cash payments related to the facilities accrual were $186,000 and $259,000 for the six months ended June 30, 2009 and 2008, respectively.
          The independent contractor agreements accrual relates to two consulting agreements entered into by Woodbridge with former Levitt and Sons employees. The total commitment related to these agreements as of June 30, 2009 was approximately $248,000 and will be paid monthly through December 2009. During the three months ended June 30, 2009 and 2008, the Company paid $182,000 and $206,000, respectively, under these agreements. During the six months ended June 30, 2009 and 2008, the Company paid $388,000 and $412,000, respectively, under these agreements.
          As of June 30, 2009 and December 31, 2008, Woodbridge had $1.1 million in surety bonds accrual related to certain bonds where Woodbridge’s management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge did not reimburse any amounts during the three months ended June 30, 2009 while it reimbursed approximately $367,000 during the three months ended June 30, 2008 in accordance with the indemnity agreement for bond claims paid during the period. For the six months ended June 30, 2009 and 2008, Woodbridge reimbursed the surety approximately $37,000 and $532,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. (See Note 17).

9. Securities Available for Sale
          The following tables summarize securities available for sale (in thousands):

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$281,954	11,189	2	293,141
Real estate mortgage investment conduits (1)	134,627	3,034	70	137,591

Total mortgage-backed securities	416,581	14,223	72	430,732

Investment Securities:
Other bonds	250	—	—	250
Benihana’s Convertible Preferred Stock	16,426	4,085	—	20,511
Equity securities (2)	2,912	4,771	5	7,678

Total investment securities	19,588	8,856	5	28,439

Total	$436,169	23,079	77	459,171

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits (1)	165,449	1,846	944	166,351

Total mortgage-backed securities	687,344	12,863	983	699,224

Investment Securities:
Other bonds	—	—	—	250
Benihana’s Convertible Preferred Stock	16,426	—	—	16,426
Equity securities (2)	6,686	112	—	6,798

Total investment securities	23,362	112	—	23,474

Total	$710,706	12,975	983	722,698

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The issuers of the securities were government agencies.

(2)	Equity securities includes Woodbridge’s investment in Office Depot’s common stock with an estimated fair value of approximately $6.5 million and $4.3 million at June 30, 2009 and December 31, 2008, respectively, discussed below.
     Included in Financial Services securities activities, net in the Company’s Consolidated Statements of Operations were (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Gross gains on securities sales	$2,070	5,663	6,510	7,439

Gross losses on securities sales	$—	2	—	4,660

Proceeds from sales of securities	$43,277	200,504	205,706	341,589

          Management of BankAtlantic Bancorp reviews its investments portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the 2009 and 2008 quarters, BankAtlantic Bancorp recognized $1.4 million and $1.1 million, respectively, in other-than-temporary declines in value related to an equity investment in an unrelated financial institution, respectively. During the three and six months ended June 30, 2008, BankAtlantic Bancorp recognized $4.5 million and $2.6 million of unrealized gains, respectively, from the change in value of Stifel warrants.

BFC — Benihana Investment
          The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.67 per share of Convertible Preferred Stock, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 19% voting interest and an approximately 9% economic interest in Benihana. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless BFC elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. At June 30, 2009, the closing price of Benihana’s Common Stock was $7.05 per share. The market value of the Convertible Preferred Stock if converted to Benihana’s Common Stock at June 30, 2009 would have been approximately $11.1 million.
          In December 2008, the Company performed an impairment review of its investment in the Convertible Preferred Stock to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors, including the decline in the underlying trading value of Benihana’s Common Stock at December 31, 2008 and the redemption provisions of the Convertible Preferred Stock, the Company determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value of approximately $16.4 million at December 31, 2008. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities to investment securities available for sale. At June 30, 2009, the Company’s fair value of its investments in Benihana’s Convertible Preferred Stock was approximately $20.5 million which includes a gross unrealized gain of approximately $4.1 million. BFC will continue to monitor this investment to determine whether any further other-than-temporary impairment may be required in future periods. The fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares, as if converted, that BFC owns in Benihana’s Convertible Preferred Stock.
          See Note 18 for additional information concerning the Benihana Convertible Preferred Stock.
Office Depot Investment
          At June 30, 2009, Woodbridge owned approximately 1.4 million shares of Office Depot’s common stock, representing less than 1% of Office Depot’s outstanding common stock as of that date. This investment is reviewed quarterly for other-than-temporary impairments in accordance with FSP FAS 115-1/FAS 124-1 and is accounted for under the available-for-sale method of accounting whereby any unrealized holding gains or losses are included in equity.
          During the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, Woodbridge performed impairment analyses of its investment in Office Depot. The impairment analyses included an evaluation of, among other things, qualitative and quantitative factors relating to the performance of Office Depot and its stock price. As a result of these evaluations, Woodbridge determined that other-than-temporary impairment charges were required at December 31, 2008 and March 31, 2009 and recorded a $12.0 million impairment charge relating to its investment in Office Depot in the three months ended December 31, 2008 and an additional $2.4 million impairment charge in the three months ended March 31, 2009. Based on its impairment evaluation performed during the quarter ended June 30, 2009, Woodbridge determined that its investment in Office Depot was not impaired at June 30, 2009.

          Data with respect to this investment as of June 30, 2009 is shown in the table below (in thousands):

June 30,
2009
Fair value at December 31, 2008	$4,278
Other-than-temporary impairment during the three months ended March 31, 2009	(2,396)
Unrealized holding gain	4,663

Fair value at June 30, 2009	$6,545

          Woodbridge valued Office Depot’s common stock using a market approach valuation technique and Level 1 valuation inputs. Woodbridge uses quoted market prices to value equity securities. The fair value of Office Depot’s common stock at June 30, 2009 of $6.5 million was calculated based upon the $4.56 closing price of Office Depot’s common stock on the New York Stock Exchange on June 30, 2009. On August 6, 2009, the closing price of Office Depot common stock was $5.06 per share.
10. Loans Receivable
          The consolidated loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Real estate loans:
Residential	$1,741,051	1,916,562
Builder land loans	76,892	84,453
Land acquisition and development	208,606	226,484
Land acquisition, development and construction	43,964	60,730
Construction and development	212,675	229,856
Commercial	732,604	713,571
Consumer — home equity	697,631	718,950
Small business	212,564	218,694
Other loans:
Commercial business	140,651	144,554
Small business — non-mortgage	101,439	108,230
Consumer loans	13,941	16,406
Deposit overdrafts	8,240	9,730

Total gross loans	4,190,258	4,448,220

Adjustments:
Premiums, discounts and net deferred fees	3,029	3,221
Allowance for loan losses	(172,220)	(137,257)

Loans receivable — net	$4,021,067	4,314,184

Loans held for sale	$7,694	3,461

          Loans held for sale at June 30, 2009 and December 31, 2008 are loans that were originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loan during the 14 day period and accordingly earns the interest income during the period. Gains from the sale of loans held for sale were $151,000 and $263,000 for the three and six months ended June 30, 2009, respectively, and were $129,000 and $205,000 for the three and six months ended June 30, 2008, respectively.

          Undisbursed loans in process consisted of the following components (in thousands):

	June 30,	December 31,
	2009	2008
Construction and development	$56,374	124,332
Commercial	34,716	38,930

Total undisbursed loans in process	$91,090	163,262

          Allowance for loan losses (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$158,397	89,836	137,257	94,020
Loans charged-off	(30,332)	(31,401)	(54,261)	(78,648)
Recoveries of loans previously charged-off	661	444	1,453	619

Net (charge-offs)	(29,671)	(30,957)	(52,808)	(78,029)
Provision for loan losses	43,494	47,247	87,771	90,135

Balance, end of period	$172,220	106,126	172,220	106,126

          The following summarizes impaired loans (in thousands):

	June 30, 2009		December 31, 2008
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$246,240	58,693	174,710	41,192
Impaired loans without specific valuation allowances	260,435	—	138,548	—

Total	$506,675	58,693	313,258	41,192

          As of June 30, 2009, impaired loans with specific valuation allowances had been previously charged down by $40.0 million and impaired loans without specific valuation allowances had been previously charged down by $21.4 million. As of December 31, 2008, impaired loans with specific valuation allowances had been previously charged down by $21.9 million and impaired loans without specific valuation allowances had been previously charged down by $29.5 million.
          Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Contracted interest income	$6,408	11,505
Interest income recognized	734	1,428

Foregone interest income	$5,674	10,077

11. Real Estate Held for Development and Sale
          Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Land and land development costs	$221,746	221,684
Construction costs	442	463
Capitalized interest and other costs	40,727	38,539
Land held for sale	8,043	8,077

Total	$270,958	268,763

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
          Real estate inventory is reviewed for impairment on a project-by-project basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.
12. Investments in Unconsolidated Affiliates
          At June 30, 2009, Woodbridge owned approximately 9.5 million shares of Bluegreen’s common stock representing approximately 31% of Bluegreen’s outstanding common stock. Woodbridge accounts for its investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize Woodbridge’s interest in Bluegreen’s earnings or losses. The difference between a) Woodbridge’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of Woodbridge’s equity in earnings of Bluegreen as reflected in Woodbridge’s financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock and a basis difference due to impairment charges recorded on Woodbridge’s investment in Bluegreen, as described below.
          During 2008, Woodbridge began evaluating its investment in Bluegreen on a quarterly basis for other-than-temporary impairments, and these evaluations generally include an analysis of various quantitative and qualitative factors relating to the performance of Bluegreen and its stock price. Woodbridge values Bluegreen’s common stock using a market approach valuation technique and Level 1 valuation inputs. Based on the results of its evaluations during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, Woodbridge determined that other-than-temporary impairments were necessary for those periods. As a result, Woodbridge recorded impairment charges of $53.6 million, $40.8 million and $20.4 million during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively. Based on its impairment evaluation performed during the quarter ended June 30, 2009, Woodbridge determined that its investment in Bluegreen was not impaired at June 30, 2009. As of June 30, 2009, the carrying value of Woodbridge’s investment in Bluegreen was $28.6 million.
          As a result of the impairment charges taken at September 30, 2008, December 31, 2008 and March 31, 2009, a basis difference was created between Woodbridge’s investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen will be adjusted each period to reflect the amortization of this basis difference. As such, Woodbridge established an allocation methodology by which Woodbridge allocated the impairment loss to the relative fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization will be calculated based on the useful lives of the underlying assets and other relevant data associated with each asset category. As such, the amortization for the three and six months ended June 30, 2009 of approximately $8.6 million and $13.9 million, respectively, was recorded into Woodbridge’s pro rata share of Bluegreen’s net income.

          The following table shows the reconciliation of Woodbridge’s pro rata share of Bluegreen’s net income to Woodbridge’s total earnings from Bluegreen recorded in the unaudited consolidated statements of operations (in thousands):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2009	2009
Pro rata share of Bluegreen’s net income	$2,076	3,158
Amortization of basis difference	8,638	13,892

Total earnings from Bluegreen Corporation	$10,714	17,050

          The following table shows the reconciliation of Woodbridge’s pro rata share of its net investment in Bluegreen and its investment in Bluegreen after impairment charges (in thousands):

	June 30,	December 31,
	2009	2008
Pro rata share of investment in Bluegreen Corporation	$35,089	115,072
Purchase accounting adjustment (from the step acquisition)	—	(4,700)
Amortization of basis difference	13,892	13,850
Less: Impairment of investment in Bluegreen Corporation	(20,401)	(94,433)

Investment in Bluegreen Corporation	$28,580	29,789

          Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
Total assets	$1,196,265	1,193,507

Total liabilities	$764,147	781,522

Total Bluegreen shareholders’ equity	399,864	382,467
Noncontrolling interest	32,254	29,518

Total equity	432,118	411,985

Total liabilities and shareholders’ equity	$1,196,265	1,193,507

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues and other income	$92,031	151,603	170,520	290,955
Cost and other expenses	86,321	144,726	157,775	280,989

Income before noncontrolling interests and provision for income taxes	5,710	6,877	12,745	9,966
Benefit (provision) for income taxes	2,654	(2,112)	358	(2,967)

Net income	8,364	4,765	13,103	6,999
Net income attributable to noncontrolling Interests	1,550	(1,320)	2,736	(2,158)

Net income attributable to Bluegreen	$6,814	3,445	10,367	4,841

13. Goodwill
          Goodwill is tested for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, continued to reduce its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of BankAtlantic Bancorp’s Class A common stock on the NYSE for the month of March 2009 was $1.57 compared to $4.23 for the month of December 2008, a decline of 63%. Management of BankAtlantic Bancorp believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amount, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009.
          Based on the results of the interim goodwill impairment evaluation, an impairment charge of $8.5 million, net of purchase accounting adjustment from step acquisition of approximately $0.6 million, was recorded during the three months ended March 31, 2009. The entire amount of goodwill relating to BankAtlantic’s tax certificate ($4.7 million) and investment ($4.4 million) reporting units was determined to be impaired. Goodwill of $13.1 million associated with BankAtlantic’s capital services reporting unit was determined not to be impaired. Management did not perform a goodwill impairment test as of June 30, 2009 as there were no significant changes in impairment indicators during the three months ended June 30, 2009.
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
14. Debt and Development Bonds Payable
          Certain of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, certain of Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to pay its debt and reduce its ability to use its cash to fund its operations. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or obtain alternative funds, which may not be available on attractive terms, if at all. In the event that Core is unable to refinance its debt or obtain additional funds, it may default on some or all of its existing debt facilities.
          The following table summarizes Woodbridge’s outstanding notes and mortgage notes payable (which includes Core’s outstanding notes and mortgage notes payable) at June 30, 2009 and December 31, 2008. These notes accrue interest at fixed rates and variable rates tied to the Prime Rate and/or LIBOR rate (in thousands):

	June 30,	December 31,
	2009	2008	Maturity Date

5.50% Commercial development mortgage note payable (a)	$58,262	58,262	June 2012
2.06% Commercial development mortgage note payable	4,696	4,724	June 2010
2.41% Commercial development mortgage note payable	9,041	8,919	July 2010
5.00% Land development mortgage note payable	25,000	25,000	February 2012
3.72% Land acquisition mortgage note payable	22,824	23,184	October 2019
6.88% Land acquisition mortgage note payable	4,808	4,928	October 2019
3.06% Land acquisition mortgage note payable (b)	86,392	86,922	June 2011
3.25% Borrowing base facility	37,174	37,458	March 2011
5.47% Other mortgage note payable	11,712	11,831	April 2015
6.00% — 6.13% Development bonds	3,281	3,291	May 2035
6.50% — 9.15% Other borrowings	274	381	August 2009 - June 2013

Total	$263,464	264,900

(a)	Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million. The credit agreement had an original maturity date of June 26, 2009 and a variable interest rate of 30-day LIBOR plus 170 basis points or Prime Rate. During June 2009, the loan agreement was modified to extend the maturity date to June 2012. The loan, as modified, bears interest at a fixed interest rate of 5.5%. The terms of the modification also required Core to pledge approximately 10 acres of additional collateral. The new terms of the loan also include a debt service coverage ratio covenant of 1.10:1 and the elimination of a loan to value covenant. As of June 30, 2009, the loan had an outstanding balance of $58.3 million.

(b)	In January of 2009, Core was advised by one of its lenders that the lender had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.4 million at June 30, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, Core is in discussions with the lender to restructure the loan which may eliminate any re-margining requirements; however, there is no assurance that these discussions will be successful or that re-margining payments will not otherwise be required in the future.
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
          Core’s bond financing at June 30, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $143.6 million and $130.5 million, respectively. Further, at June 30, 2009, approximately $68.4 million were available under these bonds to fund future development expenditures. Bond obligations at June 30, 2009 mature in 2035 and 2040. As of June 30, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended June 30, 2009 and 2008, Core recorded approximately $158,000 and $163,000, respectively, in assessments on property owned by it in the districts. During the six months ended June 30, 2009 and 2008, Core recorded approximately $317,000 and $268,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in SFAS No. 5, “Accounting for Contingencies,” and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with EITF Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing”, Woodbridge records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of June 30, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of June 30, 2009 and December 31, 2008.
15. Interest Expense
          The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2009	2008	2009	2008
Interest expense	$25,212	38,415	54,378	85,589
Interest capitalized	(651)	(3,062)	(2,285)	(6,250)

Interest expense, net	$24,561	35,353	52,093	79,339

16. Woodbridge Incentive Compensation Program
          On September 29, 2008, Woodbridge’s Board of Directors approved the terms of an incentive program for certain of Woodbridge’s employees including certain of Woodbridge’s executive officers, pursuant to which a portion of their compensation will be based on the cash returns realized by Woodbridge on its existing investments and new investments designated by Woodbridge’s Board. It is anticipated that Woodbridge’s investments will be held by individual limited partnerships or other legal entities which will be the basis for incentives granted under the programs. Woodbridge’s executive officers may have interests tied both to the performance of a particular investment as well as interests relating to the performance of the portfolio of investments as a whole. Woodbridge believes that the program appropriately aligns payments to the executive officer participants and other participating employees with the performance of Woodbridge’s investments.
          In accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), Woodbridge has determined that the new executive incentive program qualifies as a liability-based plan and, accordingly, was required to evaluate the components of the program to determine the fair value of the liability, if any, to be recorded. Based on its evaluation, Woodbridge determined that the liability for compensation under the executive compensation program as of June 30, 2009 was not material.
17. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
          Commitments and financial instruments with off-balance sheet risk consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
BFC Activities
Guaranty agreements	$36,000	38,000
Financial Services
Commitments to sell fixed rate residential loans	45,897	25,304
Commitments to originate loans held for sale	38,202	21,843
Commitments to originate loans held to maturity	50,163	16,553
Commitments to extend credit, including the undisbursed portion of loans in process	428,628	597,739
Standby letters of credit	16,892	20,558
Commercial lines of credit	68,121	66,954
Real Estate Development
Continued Agreement of Indemnity- surety bonds	17,100	19,900
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
          At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”), had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of such office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $6.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 26.4% of the current indebtedness of the property, with the guarantee to be partially reduced in the future based upon the performance of the property. In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as partner of the limited partnership and transferred its 10% interest to another partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee, and if the partner is unable to secure such a release, that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment.

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
          There were no amounts for the obligations associated with the above guarantees (including the transaction associated with the transfer of BFC/CCC’s wholly-owned subsidiary’s 10% ownership interest) recorded in the Company’s financial statements based on the value of the assets collateralizing the indebtedness, the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.
          Other than these guarantees, the remaining instruments indicated in the above table are direct commitments of BankAtlantic Bancorp or Woodbridge.
Financial Services
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $11.0 million at June 30, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.9 million at June 30, 2009. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2009 and December 31, 2008 was $12,000 and $20,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Real Estate Development
          At June 30, 2009 and December 31, 2008, Woodbridge had outstanding surety bonds of approximately $5.4 million and $8.2 million, respectively, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. Woodbridge estimates that approximately $1.1 million of work remains to complete these improvements and does not believe that any outstanding surety bonds will likely be drawn upon.
          Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of June 30, 2009 and December 31, 2008, Woodbridge had $1.1 million in surety bonds accrual related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge did not reimburse any amounts during the three months ended June 30, 2009 and reimbursed approximately $367,000 during the three months ended June 30, 2008 in accordance with the indemnity agreement for bond claims paid during the period. For the six months ended June 30, 2009 and 2008, Woodbridge reimbursed the surety approximately $37,000 and $532,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of its aggregate $11.7 million surety bonds exposure relating to two bonds totaling $5.4 million after a municipality made claims against the surety. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because Woodbridge does not believe a loss is probable, Woodbridge did not accrue any amount in connection with this claim as of June 30, 2009. As claims have been made on the bonds, the surety requested that Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality and Woodbridge has complied with that request.
          At June 30, 2009, Woodbridge had $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
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
          Effective with the Amendment in December 2008, the Company determined that the 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the Amendment date of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock and the remaining amount of approximately $4.0 million remained classified in Additional Paid in Capital in the Company’s Consolidated Statements of Financial Condition. The fair value of the 5% Preferred Stock was obtained by using an income approach by discounting estimated cash flows at a market discount rate.
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
19. Certain Relationships and Related Party Transactions
          BFC is the controlling shareholder of BankAtlantic Bancorp and Woodbridge. BFC also has a direct non-controlling interest in Benihana and, through Woodbridge, an indirect ownership interest in Bluegreen. Shares representing a majority of BFC’s total voting power are owned or controlled by the Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company and Bluegreen, and executive officers and directors of Woodbridge, BankAtlantic Bancorp and BankAtlantic. Mr. Abdo is also Vice Chairman of the Board of Directors of Benihana and since June 2009, Mr. Levan also serves as director of Benihana.

          The following table presents BFC, BankAtlantic Bancorp, Woodbridge and Bluegreen related party transactions at June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008. Amounts related to BankAtlantic Bancorp and Woodbridge Corporation were eliminated in the Company’s consolidated financial statements.

				BankAtlantic
(In thousands)			BFC	Bancorp	Woodbridge	Bluegreen
For the Three Months Ended June 30, 2009
Shared service income (expense)	(a	)	$849	(458)	(255)	(136)
Facilities cost	(a	)	$(54)	78	(38)	14
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$—	(9)	9	—
For the Three Months Ended June 30, 2008
Shared service income (expense)	(a	)	$891	(452)	(321)	(118)
Facilities cost	(a	)	$(86)	127	(62)	21
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$2	(11)	9	—
For the Six Months Ended June 30, 2009
Shared service income (expense)	(a	)	$1,710	(906)	(531)	(273)
Facilities cost	(a	)	$(111)	156	(76)	31
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$—	(28)	28	—
For the Six months Ended June 30, 2008
Shared service income (expense)	(a	)	$1,389	(716)	(467)	(206)
Facilities cost	(a	)	$(149)	177	(62)	34
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b	)	$7	(37)	30	—
At June 30, 2009
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$225	(6,307)	6,082	—
Shared service receivable (payable)	(a	)	$367	(157)	(86)	(124)
At December 31, 2008
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b	)	$263	(4,696)	4,433	—
Shared service receivable (payable)	(a	)	$398	(175)	(115)	(108)

(a)	Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, subsidiaries of BFC provide shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service arrangement, BFC pays BankAtlantic Bancorp and Bluegreen for office facilities costs relating to BFC and its shared service operations.

In May 2009, BFC and BFC Shared Service Corporation (“BFC Shared Service”), a wholly-owned subsidiary of BFC, amended the terms of the office lease agreements with BankAtlantic under which BFC and BFC Shared Service agreed to pay BankAtlantic an annual rent of approximately $304,000 for office space in BankAtlantic’s corporate headquarters. In May 2009, BFC also amended the terms of the office sub-lease agreement with Woodbridge for office space in BankAtlantic’s corporate headquarters pursuant to which Woodbridge agreed to pay BFC an annual rent of approximately $141,000. All above mentioned lease agreements were originally entered into in May 2008.

(b)	BFC and Woodbridge entered into securities sold under agreements to repurchase transactions with BankAtlantic in the aggregate of approximately $6.3 million and $4.7 million at June 30, 2009 and December 31, 2008, respectively. These transactions have similar terms as BankAtlantic’s agreements with unaffiliated parties. As of June 30, 2009, BankAtlantic facilitated the placement of $51.8 million of certificates of deposit insured by the Federal Deposit Insurance Corporation (the “FDIC”) with other insured depository institutions on Woodbridge’s behalf through the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. At June 30, 2009, Woodbridge’s placements under the CDARS program with maturity dates of less than 3 months totaled $1.9 million, while placements with maturity dates or more than 3 months totaled $49.9 million.

          In March 2008, Woodbridge entered into an agreement with BankAtlantic, pursuant to which BankAtlantic agreed to house Woodbridge’s information technology servers and provide information technology support in exchange for monthly payments by Woodbridge to BankAtlantic. During the six months ended June 30, 2009 and 2008, Woodbridge paid BankAtlantic approximately $70,000 and $30,000, respectively, under this agreement.
          Woodbridge is currently working with Bluegreen to explore avenues for assisting Bluegreen in obtaining liquidity for its receivables, which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings, among other things. Bluegreen has agreed to reimburse Woodbridge for certain expenses, including legal and professional fees incurred in connection with this effort. As of June 30, 2009, Woodbridge was reimbursed approximately $602,000 from Bluegreen and has additionally recorded a receivable of approximately $481,000.
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
          Outstanding options held by former employees consisted of the following as of June 30, 2009:

	BankAtlantic Bancorp
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options non-vested	13,610	$92.85
          In 2007 and 2006, BankAtlantic Bancorp issued to BFC employees that perform services for BankAtlantic Bancorp options to acquire 9,800 and 10,060 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. BankAtlantic Bancorp recorded $12,000 and $25,000 of service provider expense relating to these options for the three and six months ended June 30, 2009, respectively, compared to $17,000 and $36,000 for the same periods in 2008.
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

          The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company (in thousands, except for per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic (loss) earnings per common share:
Numerator:
Loss from continuing operations	$(39,526)	(26,743)	(72,759)	(59,841)
Less: Net Loss from continuing operations attributable to noncontrolling interests	26,617	21,826	48,189	48,891

Loss from continuing operations attributable to BFC	(12,909)	(4,917)	(24,570)	(10,950)
Preferred stock dividends	(187)	(187)	(375)	(375)

Loss allocable to common stock	(13,096)	(5,104)	(24,945)	(11,325)

Discontinued operations, net of taxes	—	—	4,201	1,019
Less: Noncontrolling interests discontinued operations	—	—	(2,943)	(857)

Discontinued operations, net of taxes attributable to BFC	—	—	1,258	162

Net loss allocable to common shareholders	$(13,096)	(5,104)	(23,687)	(11,163)

Denominator:

Basic weighted average number of common shares outstanding	45,126	45,112	45,120	45,108

Basic (loss) earnings per common share
Loss per share from continuing operations	$(0.29)	(0.11)	(0.55)	(0.25)
Earnings per share from discontinued operations	—	—	0.03	—

Basic loss per share	$(0.29)	(0.11)	(0.52)	(0.25)

Diluted (loss) earnings per common share:
Loss allocable to common stock	$(13,096)	(5,104)	(24,945)	(11,325)
Effect of securities issuable by subsidiaries	—	—	—	—

Loss allocable to common stock after assumed dilution	$(13,096)	(5,104)	(24,945)	(11,325)

Discontinued operations, net of taxes attributable to BFC	$—	—	1,258	162

Effect of securities issuable by subsidiaries	—	—	—	—

	$—	—	1,258	162

Net loss allocable to common shareholders	$(13,096)	(5,104)	(23,687)	(11,163)

Denominator:
Basic weighted average number of common shares outstanding	45,126	45,112	45,120	45,108
Effect of dilutive stock options and unvested restricted stock	—	—	—	—

Diluted weighted average number of common shares outstanding	45,126	45,112	45,120	45,108

Diluted (loss) earnings per common share:
Loss per share from continuing operations	$(0.29)	(0.11)	(0.55)	(0.25)
Earnings (loss) per share from discontinued operations	—	—	0.03	—

Diluted loss per share	$(0.29)	(0.11)	(0.52)	(0.25)

          During the three months ended June 30, 2009 and 2008, 1,777,729 and 1,619,686, respectively, and during the six months ended June 30, 2009 and 2008, 1,777,729 and 1,615,294 respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.

21. Parent Company Financial Information
          BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 which the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 were revised in the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2009 to reflect the implementation of the change in accounting for noncontrolling interests adopted on January 1, 2009. The Company’s investments in BankAtlantic Bancorp, Woodbridge and the Company’s wholly-owned subsidiaries and venture partnerships are presented in the parent company financial statements as if accounted for using the equity method of accounting.
BFC’s parent company unaudited condensed statements of financial condition at June 30, 2009 and December 31, 2008, unaudited condensed statements of operations for the three and six month periods ended June 30, 2009 and 2008 and unaudited condensed statements of cash flows for six months ended June 30, 2009 and 2008 are shown below (in thousands):
Parent Company Condensed Statements of Financial Condition — Unaudited
(In thousands)

	June 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$5,921	9,218
Investment securities	20,598	16,523
Investment in venture partnerships	346	361
Investment in BankAtlantic Bancorp, Inc.	43,742	66,326
Investment in Woodbridge Holdings Corporation	41,120	35,575
Investment in and advances to wholly owned subsidiaries	2,241	2,323
Other assets	1,252	835

Total assets	$115,220	131,161

Liabilities and Shareholders’ Equity

Advances from and negative basis in wholly owned subsidiaries	$798	789
Other liabilities	6,866	6,476

Total liabilities	7,664	7,265

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	96,527	112,867

Total liabilities and shareholders’ equity	$115,220	131,161

Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues	$333	615	616	1,137
Expenses	2,012	2,169	4,035	4,813

(Loss) before earnings (loss) from subsidiaries	(1,679)	(1,554)	(3,419)	(3,676)
Equity in loss from BankAtlantic Bancorp	(11,464)	(4,557)	(24,823)	(10,342)
Equity in earnings (loss) from Woodbridge	226	(1,783)	3,771	(3,861)
Equity in earnings (loss) from other subsidiaries	8	(203)	(99)	(117)

Loss from continuing operations before income taxes	(12,909)	(8,097)	(24,570)	(17,996)
Benefit from income taxes	—	3,180	—	7,046

Loss from continuing operations	(12,909)	(4,917)	(24,570)	(10,950)
Discontinued operations, net of income taxes	—	—	1,258	162

Net loss attributable to BFC	(12,909)	(4,917)	(23,312)	(10,788)
5% Preferred stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(13,096)	(5,104)	(23,687)	(11,163)

Parent Company Statements of Cash Flow — Unaudited
(In thousands)

	For the Six Months
	Ended June 30,
	2009	2008
Operating Activities:
Net cash used in operating activities	$(3,006)	(3,754)

Investing Activities:
Distribution from partnership	84	533

Net cash provided by in investing activities	84	533

Financing Activities:
Preferred stock dividends paid	(375)	(375)

Net cash used in financing activities	(375)	(375)

Decrease in cash and cash equivalents	(3,297)	(3,596)
Cash at beginning of period	9,218	17,999

Cash at end of period	$5,921	14,403

Supplementary disclosure of non-cash investing and financing activities
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$732	329
Increase (decrease) increase in accumulated other comprehensive income, net of taxes	5,696	(1,651)
Net increase in shareholders’ equity resulting from the cumulative impact of accounting changes recognized by Bluegreen on retained interests in notes receivable	485	—
          Cash dividends received from subsidiaries for the six months ended June 30, 2009 and 2008 were $84,000 and $132,000, respectively.
22. New Accounting Pronouncements
          Effective July 1, 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASC”) became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have an impact on its consolidated financial statements.
          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Among other accounting and disclosure requirements, SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. SFAS 167 will be effective for the Company beginning January 1, 2010. The Company is currently evaluating the effect that adoption of this standard will have on its consolidated financial statements.
          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, SFAS 166 amends various concepts addressed by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, including removing the concept of qualified special purpose entities. SFAS 166 must be applied to transfers occurring on or after the effective date. SFAS 166 will be effective for the Company beginning January 1, 2010. The Company is currently evaluating the effect that adoption of this standard will have on its consolidated financial statements.

23. Litigation
Class Action Litigation
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
Surety Bond Claim
          In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral relating to two bonds totaling $5.4 million after a municipality made claims against the surety. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because Woodbridge does not believe a loss is probable, Woodbridge did not accrue any amount related to this claim as of June 30, 2009. As claims have been made on the bonds, the surety requested Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality and Woodbridge has complied with that request.
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
24. Bankruptcy of Levitt and Sons
          As described in Note 1 above, on November 9, 2007, the Debtors filed the Chapter 11 Cases. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. In connection with the filing of the Chapter 11 Cases, Woodbridge deconsolidated Levitt and Sons as of November 9, 2007. As a result of the deconsolidation, Woodbridge had a negative basis in its investment in Levitt and Sons because Levitt and Sons generated significant losses and intercompany liabilities in excess of its asset balances. This negative investment, “Loss in excess of Woodbridge’s investment in subsidiary”, was reflected as a single amount on the Company’s consolidated statements of financial condition as a $55.2 million liability as of December 31, 2008. This balance was comprised of a negative investment in Levitt and Sons of $123.0 million and outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. During the fourth quarter of 2008, Woodbridge identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, Woodbridge recorded a $2.3 million reclassification in the fourth quarter of 2008 between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million.
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
          As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee and approved the settlement pursuant to the Settlement Agreement, as amended. No appeal for rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement, as amended) was recognized into income in the quarter ended March 31, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. As a result, Woodbridge no longer holds an investment in this subsidiary.
25. Subsequent Events
          Merger Agreement with Woodbridge
          On July 2, 2009, the Company entered into a definitive merger agreement with Woodbridge. Subject to the terms and conditions of the agreement, Woodbridge will become a wholly-owned subsidiary of the Company and the holders of Woodbridge’s Class A Common Stock (other than BFC) will receive 3.47 shares of BFC’s Class A Common Stock for each share of Woodbridge’s Class A Common Stock they hold at the effective time of the merger. BFC currently owns approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. The shares of Woodbridge’s common stock held by BFC will be canceled in the merger.
          The consummation of the merger is subject to a number of customary closing conditions, including the approval of both BFC’s and Woodbridge’s shareholders. The companies currently expect to consummate the merger during the third quarter of 2009. If the merger is consummated, Woodbridge’s separate corporate existence will cease and its Class A Common Stock will no longer be publicly traded.
          Additional Pizza Fusion Investment
          On July 2, 2009, Woodbridge exercised its option to purchase 521,740 shares of Series B Preferred Stock of Pizza Fusion at a price of $1.15 per share, or an aggregate purchase price of $600,000. Upon the exercise of the option, Woodbridge was also granted warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years, subject to earlier expiration under certain circumstances.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Overview
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (and its subsidiaries) for the three and six months ended June 30, 2009 and 2008.
          BFC Financial Corporation (“BFC”, “we”, “us”, “our” or the “Company”) is a diversified holding company whose major holdings include controlling interests in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”) and Woodbridge Holdings Corporation and its wholly-owned subsidiaries (“Woodbridge”) and a noncontrolling interest in Benihana, Inc. (“Benihana”), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
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
          The Company’s primary activities relate to managing its investments. As of June 30, 2009, BFC had total consolidated assets and liabilities of approximately $5.8 billion and $5.5 billion, respectively, including the assets and liabilities of its consolidated subsidiaries, and equity of approximately $325.9 million, which includes noncontrolling interests’ equity of approximately $229.4 million.
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
          BFC’s ownership in BankAtlantic Bancorp and Woodbridge as of June 30, 2009 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote
BankAtlantic Bancorp
Class A Common Stock	2,389,697	23.28%	12.34%
Class B Common Stock	975,225	100.00%	47.00%
Total	3,364,922	29.94%	59.34%

Woodbridge Holdings Corporation
Class A Common Stock	3,735,392	22.45%	11.90%
Class B Common Stock	243,807	100.00%	47.00%
Total	3,979,199	23.57%	58.90%
          On July 2, 2009, the Company entered into a definitive merger agreement with Woodbridge. Subject to the terms and conditions of the agreement, Woodbridge will become a wholly-owned subsidiary of BFC and Woodbridge’s shareholders (other than BFC) will become shareholders of BFC. See Note 25 for further information regarding the merger agreement and the proposed merger.

Forward Looking Statements
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report, as well as those discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other reports filed with the Securities and Exchange Commission (“SEC”). The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance.
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	BFC may need to issue debt or equity securities to fund its operations, and any such securities may not be issued on favorable terms, if at all;

•	BFC shareholders’ interests may be diluted if additional shares of BFC common stock are issued and its interests in its subsidiaries may be diluted if its subsidiaries issue additional shares of common stock;

•	BFC’s ability to meet its operating needs and provide for its ongoing operating requirements through its cash and cash equivalents; and the Company’s ability to obtain additional funds on attractive terms, if at all, if additional funds are required;

•	the performance of entities in which the Company has made investments may not be as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations, and currently BankAtlantic Bancorp and Woodbridge are not paying dividends and may not pay dividends in the future, and even if paid, BFC has historically experienced and may continue to experience negative cash flow;

•	the impact of the costs incurred related to the proposed merger on BFC’s results of operations, financial condition and cash position and the risk that the proposed merger may not be consummated on contemplated terms, or at all;

•	the risk that the exchange ratio for shares of Woodbridge’s Class A Common Stock as set forth in the merger agreement between BFC and Woodbridge will not be adjusted in the event of any change in the market price of BFC’s Class A Common Stock or Woodbridge’s Class A Common Stock

•	the risk that if the merger is consummated, BFC’s shareholders will increase their exposure to the real estate industry, which continues to experience significant weakness; and

•	BFC will be subject to the unique business and industry risks and characteristics of each entity in which an investment is made.
          With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession and increased unemployment on its business generally, BankAtlantic’s well capitalized regulatory capital ratios, as well as the ability of its borrowers to service their obligations and its customers to maintain account balances;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic’s trade area and where BankAtlantic’s collateral is located;

•	the quality of BankAtlantic’s real estate based loans including its residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans; Residential loans and Commercial business loans; and conditions specifically in those market sectors;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic’s allowance for loan losses;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BankAtlantic Bancorp’s activities, the value of its assets and on the ability of borrowers to service their debt obligations and maintain account balances;

•	BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs;

•	the success of BankAtlantic Bancorp’s expense reduction initiatives and the ability to achieve additional cost savings;

•	the impact of periodic valuation testing of goodwill, deferred tax assets and other assets; and

•	BankAtlantic Bancorp success at managing the risks involved in the foregoing.
     With respect to BFC’s subsidiary, Woodbridge and its subsidiaries, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting Woodbridge and its operations;

•	the market for real estate in the areas where Woodbridge has developments, including the impact of market conditions on Woodbridge’s margins and the fair value of its real estate inventory;

•	the risk that the value of the property held by Core Communities and Carolina Oak may decline, including as a result of the current downturn in the residential and commercial real estate and homebuilding industries, and the potential for related write-downs or impairment charges;

•	the impact of the factors negatively impacting the homebuilding and residential real estate industries on the market and values of commercial property;

•	the risk that the downturn in the credit markets may adversely affect Core’s commercial leasing projects, including the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy;

•	the risks relating to Core’s dependence on certain key tenants in its commercial leasing projects, including the risk that current adverse conditions in the economy in general and/or adverse developments in the businesses of these tenants could have a negative impact on Core’s financial condition;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated; or that Core will be obligated to make additional payments under its outstanding development bonds;

•	the effects of increases in interest rates and availability of credit to buyers of Woodbridge’s inventory;

•	the impact of the problems in financial and credit markets on the ability of buyers of Woodbridge’s inventory to obtain financing on acceptable terms, if at all, and the risk that Woodbridge will be unable to obtain financing or to renew existing credit facilities on acceptable terms, if at all;

•	the risks relating to Core’s liquidity, cash position and ability to satisfy required payments under its debt facilities, including the risk that Woodbridge may not provide funding to Core;

•	the risk that Core may be required to make accelerated principal payments on its debt obligations due to re-margining or curtailment payment requirements, which may negatively impact its financial condition and results of operations;

•	risks associated with the securities owned by Woodbridge, including the risk that Woodbridge may record further impairment charges with respect to such securities in the event trading prices decline in the future;

•	the risks associated with the businesses in which Woodbridge holds investments;

•	risks associated with Woodbridge’s business strategy, including Woodbridge’s ability to successfully make investments notwithstanding adverse conditions in the economy and the credit markets;

•	Woodbridge’s success in pursuing alternatives that could enhance liquidity for Bluegreen or be profitable for Woodbridge;

•	the impact on the price and liquidity of Woodbridge’s Class A Common Stock and on Woodbridge’s ability to obtain additional capital in the event Woodbridge chooses to de-register its securities;

•	the risk relating to Woodbridge’s pursuit of the proposed merger with BFC, including the risk that the merger may not be consummated on the contemplated terms, or at all; and

•	Woodbridge’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company, BankAtlantic Bancorp and Woodbridge with the SEC including, with respect to the proposed merger with Woodbridge, the Registration Statement on Form S-4 filed by the Company with the SEC on July 20, 2009. The Company cautions that the foregoing factors are not exclusive.
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

Summary of Consolidated Results of Operations by Segment
The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
BFC Activities	$(1,668)	1,497	(3,530)	3,316
Financial Services	(39,325)	(19,363)	(85,333)	(43,927)
Real Estate Development	1,467	(8,877)	16,104	(19,230)

Loss from continuing operations	(39,526)	(26,743)	(72,759)	(59,841)
Discontinued operations, less income tax	—	—	4,201	1,019

Net loss	(39,526)	(26,743)	(68,558)	(58,822)
Less: Net loss attributable to noncontrolling interests	26,617	21,826	45,246	48,034

Net loss attributable to BFC	(12,909)	(4,917)	(23,312)	(10,788)
5% Preferred stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common shareholders	$(13,096)	(5,104)	(23,687)	(11,163)

          Consolidated net loss for the three and six months ended June 30, 2009 was $12.9 million and $23.3 million compared with net loss of $4.9 million and $10.8 million, respectively, for the same periods in 2008. Consolidated net loss for the six months ended June 30, 2009 and 2008 includes discontinued operations, net of income taxes, of approximately $4.2 million and $1.0 million, respectively, associated with Ryan Beck, which BankAtlantic Bancorp sold to Stifel Financial Corporation during February 2007.
          The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Preferred Stock (see Note 18).
          The results of operations from continuing operations of our business segments and related matters are discussed below.

Consolidated Financial Condition
Consolidated Assets and Liabilities
          Total assets at June 30, 2009 and December 31, 2008 were $5.8 billion and $6.4 billion, respectively. The changes in components of total assets between June 30, 2009 and December 31, 2008 are summarized below:
•	the decrease in cash and cash equivalents of approximately $7.1 million was primarily due to: (i) Woodbridge’s net decrease in cash and cash equivalents of $56.6 million, primarily related to cash used in operations and investments in time deposits of approximately $40.3 million and (ii) a net decrease in cash and cash equivalents of $3.3 million at BFC, which resulted from cash used in operations of approximately $3.1 million and cash used in financing activities of $375,000 associated with BFC’s 5% Preferred Stock dividend payment. The decrease in cash and cash equivalents was offset in part by higher cash balances at the Federal Reserve Bank associated with daily cash management activities at BankAtlantic.

•	a decrease in Woodbridge’s restricted cash of approximately $13.4 million mainly associated with the settlement payment made in connection with the bankruptcy of Levitt and Sons;

•	a decrease in securities available for sale reflecting BankAtlantic’s sale of $190.6 million of its mortgage-backed securities, as well as repayments associated with higher residential mortgage refinancing in response to low historical residential mortgage interest rates during the period;

•	a decrease in BankAtlantic’s tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions compared to prior periods;

•	a decline in BankAtlantic’s FHLB stock related to lower FHLB advance borrowings;

•	higher residential loans held for sale at BankAtlantic primarily resulting from increased originations associated with residential mortgage refinancing;

•	a decrease in BankAtlantic’s loan receivable balances associated with repayments of residential loans in the normal course of business combined with a significant decline in loan purchases and originations;

•	a decrease in BankAtlantic’s accrued interest receivable primarily resulting from lower loan balances and a significant decline in interest rates;

•	an increase in BankAtlantic’s real estate owned associated with commercial real estate and residential loan foreclosures; and

•	a decrease in BankAtlantic’s goodwill associated with an $8.5 million impairment charge to goodwill, net of purchase accounting adjustment in the amount of $0.6 million.
          The Company’s total liabilities at June 30, 2009 were $5.5 billion compared to $6.0 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to June 30, 2009 are summarized below:
•	increased interest bearing deposit account balances at BankAtlantic associated with sales efforts and promotions of higher-yielding interest-bearing checking accounts partially offset by lower time deposits;

•	higher non-interest-bearing deposit balances at BankAtlantic primarily due to increased customer balances in checking accounts;

•	lower FHLB advances and short-term borrowings at BankAtlantic due to repayments using proceeds from the sale of securities, loan repayments and an increase in deposit account balances;

•	increase in BankAtlantic Bancorp’s junior subordinated debentures due to interest deferrals; and

•	a decrease of $52.9 million associated with Woodbridge’s reversal into income of the loss in excess of investment in Levitt and Sons as a result of the Bankruptcy Court’s approval of the Levitt and Sons’ bankruptcy plan.
New Accounting Pronouncements
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
          As of June 30, 2009 and 2008, BFC had 9 employees dedicated to BFC operations. As of June 30, 2009 and 2008, BFC had 28 and 29 employees, respectively, providing shared services to BFC and its affiliated companies. During the second quarter of 2008, 7 employees previously employed by BFC/CCC became employees of Woodbridge.
          The discussion that follows reflects the operations and related matters of the BFC Activities segment (in thousands).

	For the Three Months		Change	For the Six Months		Change
	Ended June 30,		2009 vs.	Ended June 30,		2009 vs.
	2009	2008	2008	2009	2008	2008
Revenues
Interest and dividend income	$256	342	(85)	514	762	(247)
Securities activities, net	—	103	(103)	—	103	(103)
Other income, net	1,009	1,208	(200)	1,918	2,897	(980)

	1,265	1,653	(388)	2,432	3,762	(1,330)

Cost and Expenses
Employee compensation and benefits	2,117	2,344	(227)	4,313	5,504	(1,191)
Other expenses	799	937	(138)	1,561	1,935	(374)

	2,916	3,281	(365)	5,874	7,439	(1,565)

Equity loss from unconsolidated subsidiaries	(17)	(55)	38	(88)	(53)	(35)

Loss from continuing operations before income taxes	(1,668)	(1,683)	15	(3,530)	(3,730)	200
Benefit for income taxes	—	(3,180)	3,180	—	(7,046)	7,046

(Loss) income from continuing operations	$(1,668)	1,497	(3,165)	(3,530)	3,316	(6,846)

          The decrease in interest and dividend income during the three and six months ended June 30, 2009 as compared to the same period in 2008 was primarily related to lower interest rates and lower average cash balances.
          In 2008, securities activities of $103,000 related to a gain on the sale of securities that were owned by a venture partnership that BFC controls.
          The decrease in other income during the six months ended June 30, 2009 as compared to the same period in 2008 primarily related to BFC/CCC’s gain in connection with the sale of its indirect membership interests in limited liability companies during the quarter ended March 31, 2008. This decrease in other income was partially offset by an increase in shared service revenues recognized by BFC during the 2009 period. For the six months ended June 30, 2009 and 2008, BFC/CCC’s income was approximately $64,000 and $1.3 million, respectively. During the six months ended June 30, 2009 and 2008, shared service revenue was approximately $1.7 million and $1.4 million, respectively. BFC also incurred similar expenses related to shared service operations during the 2009 and 2008 periods.

BFC Activities
          The decrease in employee compensation and benefits during the second quarter of 2009 as compared to the second quarter of 2008 was primarily due to lower stock compensation expense. The decrease in employee compensation and benefits during the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to the transfer of approximately seven employees to Woodbridge during the quarter ended June 30, 2008, as well as lower incentive bonuses accrual and stock compensation expense in the 2009 quarter.
          The decrease in other expenses during the six months ended June 30, 2009 compared to the same periods in 2008 was primarily associated with lower recruiting fees and legal fees. This decrease was partially offset by an increase in professional and consulting fees.
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
          During the six months ended June 30, 2008, the results of BFC Activities included the benefit for income taxes associated with our equity losses in Woodbridge and BankAtlantic Bancorp.
          BFC’s business strategy is to hold its investment in BankAtlantic Bancorp indefinitely. Accordingly, based on the Company’s change in intent in 2008 as to the expected manner of recovery of its investment in BankAtlantic Bancorp, the Company reversed its deferred tax liability of $29.3 million during the quarter ended September 30, 2008.
Purchase Accounting
          The acquisitions in 2008 and 2007 of additional shares purchased of BankAtlantic Bancorp and Woodbridge, respectively, were accounted for as step acquisitions under the purchase method of accounting. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the respective dates of acquisition. Accordingly, the discounts and premiums arising as a result of such revaluation are generally being accreted or amortized over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments decreased our consolidated net loss for the three months ended June 30, 2009 and 2008 by approximately $91,000 and $65,000 respectively, and decreased our consolidated net loss for the six months ended June 30, 2009 and 2008 by approximately $760,000 and $143,000 respectively.
Liquidity and Capital Resources of BFC
          The following provides cash flow information for the BFC Activities segment (in thousands).

	For the Six Months Ended
	June 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$(3,050)	(4,356)
Investing activities	114	672
Financing activities	(383)	(385)

Decrease in cash and cash equivalents	(3,319)	(4,069)
Cash and cash equivalents at beginning of period	9,719	18,898

Cash and cash equivalents at end of period	$6,400	14,829

          BFC expects to meet its short-term liquidity requirements generally through existing cash balances and cash dividends from Benihana. The Company expects to meet its long-term liquidity requirements through the foregoing, as well as, if necessary, long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities and the sale of assets.

BFC Activities
          The primary sources of funds to the BFC Activities segment for the six months ended June 30, 2009 and 2008 (without consideration of BankAtlantic Bancorp’s or Woodbridge’s liquidity and capital resources, which, except as noted, are not available to BFC) were:
•	Revenues from shared services activities for affiliated companies;

•	Dividends from Benihana’s Convertible Preferred Stock;

•	Venture partnership distributions;

•	Revenues from BFC/CCC in 2008; and

•	Dividends from BankAtlantic Bancorp until January 2009.
     Funds were primarily utilized by BFC to:
•	Pay dividends on BFC’s outstanding 5% Preferred Stock; and

•	Fund BFC’s operating and general and administrative expenses, including shared services costs.
          The decrease in cash used in operating activities during 2009 compared to 2008 primarily resulted from a reduction of operating and general administrative expenses. Investing activities in 2009 and 2008 primarily related to distributions from unconsolidated subsidiaries. Financing activities in 2009 and 2008 were primarily related to the 5% Preferred Stock dividends payment of $375,000 for each period.
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
          The Company does not expect to receive cash dividends from BankAtlantic Bancorp for the foreseeable future.
          Woodbridge has not paid any dividends since the first quarter of 2007, and any future dividends are subject to approval by Woodbridge’s Board of Directors and will depend upon, among other factors, Woodbridge’s results of operations and financial condition.
          On July 2, 2009, the Company entered into a definitive merger agreement with Woodbridge. Subject to the terms and conditions of the agreement, Woodbridge will become a wholly-owned subsidiary of the Company and the holders of Woodbridge’s Class A Common Stock (other than BFC) will receive 3.47 shares of BFC’s Class A Common Stock for each share of Woodbridge’s Class A Common Stock they hold at the effective time of the merger. BFC currently owns approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. The shares of Woodbridge’s common stock held by BFC will be canceled in the merger. The consummation of the merger is subject to a number of customary closing conditions, including the approval of both BFC’s and Woodbridge’s shareholders. The companies currently expect to consummate the merger during the third quarter of 2009. If the merger is consummated, Woodbridge’s separate corporate existence will cease and its Class A Common Stock will no longer be publicly traded. Consistent with our existing business and investment strategies and operational plans, BFC intends to continue to allocate resources within the consolidated group (including, following the merger, the cash currently held at Woodbridge) among BFC’s investments and subsidiaries in a manner which our board of directors believes to be beneficial to BFC’s shareholders. This may include making additional investments in BankAtlantic Bancorp and Bluegreen.
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

BFC Activities
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
          Shares of Benihana’s Convertible Preferred Stock are subject to mandatory redemption on July 2, 2014. The date may be extended by the holders of a majority of the then outstanding shares of Benihana Preferred Stock to a date no later than July 2, 2024. The Company owns 800,000 shares of Benihana’s Convertible Preferred Stock that it purchased for $25.00 per share. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter in dividends on Benihana’s Convertible Preferred Stock (see Notes 9 and 18 to the Company’s financial statements for further information).
          At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”), had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of such office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $6.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 26.4% of the current indebtedness of the property, with the guarantee to be partially reduced in the future based upon the performance of the property. In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as partner of the limited partnership and transferred its 10% interest to another partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee, and if the partner is unable to secure such a release, that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment.
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
          There were no amounts for the obligations associated with the above guarantees (including the transaction associated with the transfer of BFC/CCC’s wholly-owned subsidiary’s 10% ownership interest) recorded in the Company’s financial statements based on the value of the assets collateralizing the indebtedness, the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Financial Services
(BankAtlantic Bancorp)
Financial Services
     Our Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2009 and 2008. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession and increased unemployment on our business generally, maintaining BankAtlantic’s capital ratios in excess of all regulatory “well capitalized” levels, as well as the ability of our borrowers to service their obligations and of our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our real estate based loans including our residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans, Residential loans and Commercial business loans, and conditions specifically in those market sectors; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances; BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense reduction initiatives and the ability to achieve additional cost savings; and the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance, actual or estimated new account openings and growth may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the quarterly report on Form 10-Q for the quarter ended March 31, 2009. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts

Financial Services
(BankAtlantic Bancorp)
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
Consolidated Results of Operations
          Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended June 30,
	2009	2008	Change
BankAtlantic	$(24,178)	(14,059)	(10,119)
Parent Company	(14,178)	(5,304)	(8,874)

Net loss	$(38,356)	(19,363)	(18,993)

For the Three Months Ended June 30, 2009 Compared to the Same 2008 Period:
          The increase in BankAtlantic’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from a $9.8 million decline in net interest income, $5.1 million of lower revenues from service charges on deposits and a $9.4 million reduction in income tax benefits. The increase in BankAtlantic’s net loss was partially offset by lower non-interest expenses related primarily to management’s expense reduction initiatives. The substantial decline in net interest income reflects management’s decision to reduce asset balances and wholesale borrowings in order to improve BankAtlantic’s liquidity position and regulatory capital ratios. As a consequence, BankAtlantic’s average earnings assets declined by $639.8 million for the three months ended June 30, 2009 compared to the same 2008 period. The decline in revenues from service charges mainly reflects lower customer overdraft fees recognized during 2009 compared to 2008 due primarily to an increase in customer average deposit balances and fewer transaction accounts generating fees during the 2009 quarter compared to the 2008 quarter. BankAtlantic recognized income tax benefits in the 2008 quarter associated with its net loss while during the 2009 quarter, BankAtlantic increased its deferred tax valuation allowance for the income tax benefits associated with that quarter’s net loss. BankAtlantic incurred significantly lower non-interest expenses during the 2009 quarter compared to the same 2008 period. In response to adverse economic conditions, BankAtlantic, during 2008 and the first six months of 2009, reduced expenses with a view towards increasing operating efficiencies. These operating expense initiatives included workforce reductions, consolidation of certain back-office facilities, sale of five central Florida stores, renegotiation of vendor contracts, outsourcing of certain back-office functions and other targeted expense reduction efforts. These expense reductions were partially offset by higher FDIC insurance premiums, including a $2.4 million FDIC special assessment in June 2009. BankAtlantic’s provision for loan losses was $36.0 million for the 2009 quarter compared to $37.8 million for the 2008 quarter. The provision during 2009 primarily related to charge-offs and loan loss reserves associated with our consumer, residential and commercial real estate loan portfolios. The 2008 provision mainly resulted from reserves and charge-offs associated with our commercial residential loan portfolio.
          The increase in the Parent Company’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from an $8.4 million decline in securities activities, net and a $2.7 million decrease in income tax benefits partially offset by a $1.9 million decline in the provision for loan losses and a $0.5 million reduction in net interest expenses. The lower net interest expense reflects a decline in interest expense on junior subordinated debentures associated with a significant decline in the three-month LIBOR interest rate from June 2008 to June

Financial Services
(BankAtlantic Bancorp)
2009. The lower revenues from securities activities, net reflect $8.2 million of realized and unrealized gains on Stifel securities partially offset by $1.1 million of securities impairments for the 2008 quarter compared to a net loss from securities activities during the 2009 quarter of $1.4 million from equity securities impairments. The Parent Company recognized a $2.7 million income tax benefit in the 2008 quarter while no income tax benefit was recognized during the 2009 quarter due to an increase in the deferred tax valuation allowance. The $1.9 million improvement in the provision for loan losses reflects lower charge-offs associated with non-performing loans transferred from BankAtlantic to an asset work-out subsidiary of the Parent Company in March 2008.

	For the Six Months Ended June 30,
	2009	2008	Change
BankAtlantic	$(64,767)	(31,040)	(33,727)
Parent Company	(20,200)	(12,887)	(7,313)

Net loss	$(84,967)	(43,927)	(41,040)

For the Six Months Ended June 30, 2009 Compared to the Same 2008 Period:
          The increase in BankAtlantic’s net loss during the 2009 period compared to the same 2008 period primarily resulted from a $16.1 million decline in net interest income, $10.5 million of lower revenues from service charges on deposits and a $20.4 million reduction in income tax benefits. The increase in BankAtlantic’s net loss was partially offset by higher securities gains and lower non-interest expenses.
          The increase in the Parent Company’s net loss primarily resulted from the same items discussed above for the three months ended June 30, 2009 compared to the same 2008 period.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet — Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2009			June 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$4,226,918	47,585	4.50	$4,470,868	61,466	5.50
Investments	702,931	9,405	5.35	1,098,822	16,615	6.05

Total interest earning assets	4,929,849	56,990	4.62%	5,569,690	78,081	5.61%

Goodwill and core deposit intangibles	16,618			75,401
Other non-interest earning assets	324,435			433,038

Total Assets	$5,270,902			$6,078,129

Deposits:

Savings	$451,122	390	0.35%	$552,094	1,284	0.94%

NOW	1,159,531	1,812	0.63	941,964	1,898	0.81
Money market	412,065	674	0.66	617,013	2,427	1.58
Certificates of deposit	1,256,299	8,651	2.76	917,133	8,899	3.90

Total interest bearing deposits	3,279,017	11,527	1.41	3,028,204	14,508	1.93

Short-term borrowed funds	65,604	27	0.17	166,031	788	1.91
Advances from FHLB	625,254	5,082	3.26	1,389,835	12,433	3.60
Long-term debt	22,779	276	4.86	26,274	429	6.57

Total interest bearing liabilities	3,992,654	16,912	1.70	4,610,344	28,158	2.46
Demand deposits	810,031			878,906
Non-interest bearing other liabilities	62,835			45,770

Total Liabilities	4,865,520			5,535,020
Stockholder’s equity	405,382			543,109

Total liabilities and stockholder’s equity	$5,270,902			$6,078,129

Net interest income/ net interest spread		$40,078	2.92%		$49,923	3.15%

Margin
Interest income/interest earning assets			4.62%			5.61%
Interest expense/interest earning assets			1.38			2.03

Net interest margin			3.24%			3.58%

For the Three Months Ended June 30, 2009 Compared to the Same 2008 Period:
          The decrease in net interest income primarily resulted from a significant reduction in earning assets as well as a decline in the net interest margin. Interest income on earning assets declined $21.1 million in the 2009 quarter as compared to the 2008 quarter. The decline was primarily due to lower average earning assets, the impact that lower interest rates during 2009 had on our loan portfolio average yields and the impact of increased non-performing assets. The decline in investment yields resulted primarily from the suspension by the FHLB of its stock dividend during the third quarter of 2008 and the sale of mortgage-backed securities that had higher yields than the existing portfolio. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans and to sell agency securities in an effort to enhance liquidity and improve regulatory capital ratios.
          Interest expense on interest bearing liabilities declined by $11.2 million during the 2009 quarter compared to the 2008 quarter. The decline was primarily due to a significant decline in wholesale borrowings, lower interest rates and a change in the mix of liabilities from higher cost FHLB advance borrowings to lower cost deposits.
          The net interest margin declined as yields on average interest earning assets declined faster than the interest rates on average interest-bearing liabilities. The interest earning asset yield declines were primarily due to lower interest rates during the current period and changes in the earning asset portfolio mix from higher yielding

Financial Services
(BankAtlantic Bancorp)
residential loans and residential mortgage backed securities to lower yielding commercial and consumer loans. During the six months ended June 30, 2009, interest rates on residential mortgage loans were at historical lows which resulted in increased residential loan refinancings and the associated early repayments of existing residential loans during the period. Additionally, BankAtlantic sold $190.6 million of mortgage backed securities during the six months ended June 30, 2009. As a consequence, the ratio of residential loans and residential mortgage-backed securities to total earning assets changed from 57.2% residential loans and residential mortgage-backed securities for the 2008 quarter to 51.2% for the 2009 quarter. The lower interest rate environment during the 2009 quarter had a significant impact on commercial, small business and consumer loan yields, as a majority of these loans have adjustable interest rates indexed to prime or LIBOR. The prime interest rate declined from 5.25% at March 31, 2008 to 3.25% at June 30, 2009, and the average three-month LIBOR rate declined from 2.78% at June 30, 2008 to 0.60% at June 30, 2009. Yields on earning assets were also adversely affected by the discontinuation of FHLB stock dividends. BankAtlantic received $1.1 million of FHLB stock dividends during the three months ended June 30, 2008, but received no dividends during the same 2009 period.
          The lower interest rates on interest bearing liabilities reflects the lower interest rate environment generally during 2009 compared to 2008 and a change in BankAtlantic’s funding mix from higher rate FHLB advances to lower rate deposits.
          The decline in interest bearing deposit rates was partially offset by a shift in deposit mix to a greater proportion of higher cost deposits. The increase in certificate accounts reflects higher average brokered deposit account balances. Deposits which BankAtlantic receives in connection with its participation in the CDARS program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits increased from $43.3 million for the three months ended June 30, 2008 to $232.5 million during the same 2009 period, representing 5.51% of total deposits as of June 30, 2009.
          The decline in average non-interest bearing demand deposit accounts reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW and certificate of deposit accounts.

Financial Services
(BankAtlantic Bancorp)

	Average Balance Sheet — Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
( dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$4,291,012	97,191	4.53	$4,554,307	129,602	5.69
Investments	818,790	22,208	5.42	1,065,268	31,837	5.98

Total interest earning assets	5,109,802	119,399	4.67%	5,619,575	161,439	5.75

Goodwill and core deposit intangibles	21,269			75,560
Other non-interest earning assets	340,386			424,767

Total Assets	$5,471,457			$6,119,902

Deposits:
Savings	$446,227	890	0.40%	$559,271	3,302	1.19
NOW	1,103,634	3,226	0.59	934,173	4,581	0.99
Money market	416,947	1,447	0.70	613,038	5,585	1.83
Certificates of deposit	1,278,057	18,951	2.99	954,605	19,633	4.14

Total deposits	3,244,865	24,514	1.52	3,061,087	33,101	2.17

Short-term borrowed funds	171,319	208	0.24	167,386	2,113	2.54
Advances from FHLB	763,398	12,246	3.23	1,406,790	27,379	3.91
Long-term debt	22,799	584	5.17	26,365	918	7.00

Total interest bearing liabilities	4,202,381	37,552	1.80	4,661,628	63,511	2.74
Demand deposits	793,098			866,834
Non-interest bearing other liabilities	62,184			47,298

Total Liabilities	5,057,663			5,575,760
Stockholder’s equity	413,794			544,142

Total liabilities and stockholder’s equity	$5,471,457			$6,119,902

Net interest income/net interest spread		$81,847	2.87%		$97,928	3.01

Margin
Interest income/interest earning assets			4.67%			5.75
Interest expense/interest earning assets			1.48			2.27

Net interest margin			3.19%			3.48

For the Six Months Ended June 30, 2009 Compared to the Same 2008 Period:
          The decrease in net interest income primarily resulted from a significant reduction in earning assets as well as a decline in the net interest margin. Interest income on earning assets declined $42.0 million in the 2009 period compared to the same 2008 period while interest expense on interest bearing liabilities declined by $26.0 million during the 2009 period compared to the same 2008 period. The decline in net interest income and the net interest margin for the six months period resulted primarily from the same items discussed above for the three months ended June 30, 2009 compared to the same 2008 period and secondarily from a $228.3 million increase in non-performing assets from June 30, 2008 to June 30, 2009.

Financial Services
(BankAtlantic Bancorp)
Asset Quality
          At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	June 30,	December 31,
	2009	2008
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$3,091	1,441
Loans (3)	295,448	208,088

Total nonaccrual	298,539	209,529

Repossessed assets:
Real estate owned	30,213	19,045
Other repossessed assets	23	—

Total nonperforming assets, net	$328,775	228,574

Allowances
Allowance for loan losses	$156,821	125,572
Allowance for tax certificate losses	7,508	6,064

Total allowances	$164,329	131,636

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (1)	$12,654	15,721
Performing impaired loans (2)	83,612	—
Troubled debt restructured loans	63,057	25,843

TOTAL POTENTIAL PROBLEM LOANS	$159,323	41,564

(1)	The majority of these loans have matured and the borrowers continue to make payments under the matured agreements.

(2)	BankAtlantic believes that it will ultimately collect all of the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

(3)	Includes $44.8 million and $0 of troubled debt restructured loans as of June 30, 2009 and December 31, 2008, respectively.
          During the six months ended June 30, 2009, real estate values in markets where our collateral is located continued to decline and economic conditions deteriorated further. In June 2009, Florida’s unemployment rate hit a 33 year high at 10.6% and the national unemployment rate rose to 9.5%. The recession and high unemployment is adversely affecting commercial non-residential real estate markets as consumers and businesses reduce spending which in turn may cause delinquencies on loans collateralized by shopping centers, hotels and offices to significantly increase nationwide. Additionally, the rising national unemployment has resulted in higher delinquencies and foreclosures on jumbo residential real estate loans during 2009. These adverse economic conditions continued to adversely impact the credit quality of all of BankAtlantic’s loan products resulting in higher loan delinquencies, charge-offs and classified assets. We continued to incur losses in our commercial residential real estate and consumer home equity loan portfolios. We also began experiencing higher losses in our commercial non-residential, residential and small business loan portfolios as the deteriorating economic environment has adversely impacted borrowers under these loans. We believe that if real estate and general economic conditions and unemployment trends in Florida do not improve, the credit quality of our loan portfolio will continue to deteriorate and additional provisions for loan losses may be required in subsequent periods. Additionally, if jumbo residential loan delinquencies and foreclosures continue to increase nationwide, we may incur additional provisions for residential loan losses.
          Non-performing assets were substantially higher at June 30, 2009 compared to December 31, 2008 primarily resulting from higher non-performing loans and real estate owned balances.

Financial Services
(BankAtlantic Bancorp)
          The increase in non-accrual tax certificates and the higher allowance for tax certificate losses primarily resulted from certain out of state tax certificates purchased in real estate markets that have deteriorated since the purchase date. Management believes that these adverse economic conditions in distressed areas resulted in higher tax certificate non-performing assets and charge-offs than historical trends.
          The higher non-performing loans primarily resulted from a $48.0 million and a $30.0 million increase in non-accrual commercial and residential loans, respectively. Commercial residential loans continue to constitute the majority of non-performing loans; however, BankAtlantic is experiencing unfavorable delinquency trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in subsequent periods. We believe that the substantial increase in residential non-accrual loans primarily reflects the significant increase in the national unemployment rate during 2009 and the general deterioration in the national economy and in the residential real estate market as home prices throughout the country continued to decline. Additionally, BankAtlantic’s small business and consumer non-accrual loan balances increased by $5.1 million and $4.3 million, respectively.
          The increase in real estate owned primarily resulted from two commercial non-residential loan foreclosures and an increase in residential real estate loan foreclosures associated with the residential and home equity loan portfolios.
          In response to current market conditions, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties. During the six months ended June 30, 2009, BankAtlantic modified the terms of various commercial, small business, residential and home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties were the reduction of the loan’s contractual interest rate, converting amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. BankAtlantic believes that granting these concessions should improve the performance and value of these loans. However, management can give no assurance that the modification of loans in a troubled debt restructuring will result in increased collections from the borrower.
          BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$33,811	45,399	—	25,843
Small business	4,159	5,708	—	—
Consumer	668	9,989	—	—
Residential	6,137	1,961	—	—

Total	$44,775	63,057	—	25,843

          The increase in the allowance for loan losses at June 30, 2009 compared to December 31, 2008 primarily resulted from an increase in reserves for consumer and residential loans of $10.0 million and $16.4 million, respectively, reflecting the unfavorable delinquency trends and continued deterioration of key economic indicators during the six months ended June 30, 2009 as discussed above.
          Included in the allowance for loan losses as of June 30, 2009 and December 31, 2008 were specific reserves by loan type as follows (in thousands):

	June 30,	December 31,
	2009	2008
Commercial	$32,252	29,208
Small business	435	300
Consumer	2,551	—
Residential	8,088	—

Total	$43,326	29,508

          Residential real estate and real estate secured consumer loans that are 120 days past due are written down to estimated collateral value less cost to sell. As a consequence of longer than historical time-frames to foreclose

Financial Services
(BankAtlantic Bancorp)
and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic began performing quarterly impairment evaluations on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific reserves were necessary for further estimated market value declines. BankAtlantic also may establish specific reserves on loans that are individually evaluated for impairment (generally commercial and small business loans).
          The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$146,639	83,396	125,572	94,020

Charge-offs
Residential	(3,923)	(1,027)	(8,511)	(1,651)
Commercial	(10,530)	(14,501)	(16,095)	(55,092)
Commercial business	(516)	—	(516)	—
Consumer	(9,118)	(7,225)	(19,439)	(12,061)
Small business	(2,347)	(464)	(5,118)	(1,660)

Total Charge-offs	(26,434)	(23,217)	(49,679)	(70,464)
Recoveries of loans previously charged-off	661	444	1,453	619

Net (charge-offs)	(25,773)	(22,773)	(48,226)	(69,845)
Transfer of specific reserves to Parent Company	—	—	—	(6,440)
Provision for loan losses	35,955	37,801	79,475	80,689

Balance, end of period	$156,821	98,424	156,821	98,424

          The increase in charge-offs on consumer home equity and residential loans during the three and six months ended June 30, 2009 compared to the same 2008 periods was primarily due to the significant increase in unemployment rates and declining real estate values. These adverse economic conditions have affected our borrowers’ ability to perform under their loan agreements. The increase in small business charge-offs during the three and six months ended June 30, 2009 compared to the same 2008 periods, reflects, we believe, the deteriorating financial condition of our borrowers’ businesses caused, in part, by the effect the current recession has had on consumer spending and the construction industry. The reduction in commercial loan charge-offs during the periods reflects lower charge-offs on builder land bank loans, land acquisition and development loans and land acquisition and construction loans during the 2009 periods compared to the same 2008 periods.
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2009	2008	Change	2009	2008	Change
Service charges on deposits	$19,347	24,466	(5,119)	38,032	48,480	(10,448)
Other service charges and fees	8,059	7,121	938	15,084	14,554	530
Securities activities, net	2,067	1,960	107	6,387	2,301	4,086
Income from unconsolidated subsidiaries	103	147	(44)	181	1,260	(1,079)
Other	3,200	3,034	166	5,957	5,686	271

Non-interest income	$32,776	36,728	(3,952)	65,641	72,281	(6,640)

          The lower revenues from service charges on deposits during the three and six months ended June 30, 2009 compared to the same 2008 periods primarily resulted from lower overdraft fee income. This decline in overdraft fee income reflects a decline in the total number of accounts that generate fees and a decrease in the frequency of overdrafts per deposit account, which we believe is the result of the focus on growth in accounts of higher balance business and retail customers. Management believes that the frequency of overdrafts per deposit account will continue to decline during 2009; however, this decline may be partially offset by a 9% increase in the fees for

Financial Services
(BankAtlantic Bancorp)
overdraft transactions effective March 1, 2009. The increase in overdraft fees reflects increased costs of processing and collecting overdrafts, and we believe are in line with local competition.
          The higher other service charges and fees during the three months ended June 30, 2009 compared to the same 2008 period was primarily due to lower losses from check card operations and higher incentive fees received from our third party vendor. The increase in other service charges and fees during the six months ended June 30, 2009 compared to the same 2008 period was primarily due to the items discussed above partially offset by a decline in debit card interchange income based, we believe, on decreased spending by our customers during the three months ended March 31, 2009. The interchange transaction volume remained unchanged for the three months ended June 30, 2009 compared to the same 2008 period.
          During the three and six months ended June 30, 2009, BankAtlantic sold $41.5 million and $190.6 million of agency securities available for sale for a $2.0 million and $6.3 million gain, respectively. The net proceeds of $197.0 million from the sales were used to pay down FHLB advance borrowings.
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
          Income from unconsolidated subsidiaries during the three and six months ended June 30, 2009 represents equity earnings from a joint venture that engages in accounts receivable factoring. Income from unconsolidated subsidiaries for the six months ended June 30, 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008 and equity earnings from the receivable factoring joint venture. BankAtlantic liquidated all of its investments in income producing real estate joint ventures during 2008.
          The increase in other non-interest income for the three and six months ended June 30, 2009 compared to the same 2008 periods was primarily the result of higher commissions earned on the sale of investment products to our customers. This increase in other non-interest income was partially offset by a decline in fee income from the outsourcing of our check clearing operation as lower short-term interest rates reduced our earnings credit on outstanding checks.
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2009	2008	Change	2009	2008	Change
Employee compensation and benefits	$24,985	32,118	(7,133)	53,063	66,361	(13,298)
Occupancy and equipment	14,842	16,171	(1,329)	29,752	32,554	(2,802)
Advertising and business promotion	1,846	3,564	(1,718)	4,627	8,425	(3,798)
Check losses	991	2,101	(1,110)	1,835	4,819	(2,984)
Professional fees	2,336	2,004	332	5,280	4,264	1,016
Supplies and postage	991	1,281	(290)	1,991	2,284	(293)
Telecommunication	580	1,326	(746)	1,274	2,822	(1,548)
Cost associated with debt redemption	1,441	1	1,440	2,032	2	2,030
Restructuring charges and exit activities	1,406	5,762	(4,356)	3,280	5,597	(2,317)
Provision for tax certificates	1,414	924	490	2,900	807	2,093
Impairment of real estate owned	411	190	221	623	240	383
Impairment of goodwill	—	—	—	9,124	—	9,124
FDIC special assessment	2,428	—	2,428	2,428	—	2,428
Other	7,406	6,895	511	14,571	12,788	1,783

Total non-interest expense	$61,077	72,337	(11,260)	132,780	140,963	(8,183)

          The substantial decline in employee compensation and benefits during the three and six months ended June 30, 2009 compared to the same 2008 periods resulted primarily from a decline in the workforce, including

Financial Services
(BankAtlantic Bancorp)
workforce reductions in March 2009 and April 2008. In April 2008, BankAtlantic’s workforce was reduced by 124 associates or 6%, and in March 2009, BankAtlantic’s work force was further reduced by 130 associates, or 7%. As a consequence of these workforce reductions and attrition, the number of full-time equivalent employees declined from 2,385 at December 31, 2007 to 1,554 at June 30, 2009. The decline in the workforce resulted in lower employee benefits, payroll taxes, recruitment advertising and incentive bonuses for the 2009 periods compared to 2008. Despite the reductions in staff and other expenses, BankAtlantic continues to operate approximately 65% of its stores seven-days a week in support of its ongoing focus on customer service.
          The decline in occupancy and equipment during the three and six months ended June 30, 2009 compared to the same 2008 periods primarily resulted from the consolidation of back-office facilities and the sale of five central Florida branches to an unrelated financial institution during 2008. As a consequence of the branch sale and the reduction in back-office facilities, rent expense declined by $0.3 million, depreciation expense by $0.7 million and maintenance costs by $0.5 million for the three months ended June 30, 2009 compared to the same 2008 period, respectively. Likewise, during the six months ended June 30, 2009 compared to the same 2008 period back-office facilities rent expense declined by $1.0 million, depreciation expense by $1.1 million and maintenance costs by $0.9 million
          In response to market conditions for financial institutions, management decided to substantially reduce its advertising expenditures during the three and six months ended June 30, 2009 compared to the same 2008 periods.
          The lower check losses for the three and six months ended June 30, 2009 compared to the same 2008 periods were primarily related to more stringent overdraft policies implemented during 2008 as well as lower volume of new account growth.
          The increase in professional fees during the three and six months ended June 30, 2009 compared to the same 2008 periods reflects higher legal fees mainly associated with loan modifications, commercial loan work-outs, and tax certificate activities litigation.
          The lower telecommunications costs during the three and six months ended June 30, 2009 compared to the same 2008 periods primarily resulted from switching to a new vendor on more favorable terms.
          The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $276.4 million and $526.0 million, respectively, of FHLB advances during the three and six months ended June 30, 2009.
          The restructuring charge for the three months ended June 30, 2009 reflects additional impairment charges for real estate held for sale that was originally acquired for store expansion. The restructuring charge for the six months ended June 30, 2009 included one-time termination costs incurred as a result of the workforce reduction discussed above.
          During the three months ended June 30, 2008, BankAtlantic terminated a lease as part of the consolidation of its back office facilities, reduced its work force as discussed above and completed the sale of five Central Florida stores. These actions resulted in restructuring charges, impairments and exit activities for the 2008 second quarter of $1.5 million associated with lease termination costs and fixed asset impairments, $2.1 million of employee termination benefits and a $0.5 million loss on the sale of five Central Florida stores. In addition to the above charges during the three months ended June 30, 2008, BankAtlantic incurred $1.9 million of impairments associated with real estate held for sale that was originally acquired for store expansion.
          The significant increase in the provision for tax certificates losses during the three and six months ended June 30, 2009 compared to the same 2008 periods reflects higher charge-offs and increases in tax certificate reserves for certain out-of state certificates acquired in distressed markets.
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

Financial Services
(BankAtlantic Bancorp)
          In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was estimated at $2.4 million.
          The increase in other non-interest expense for the three and six months ended June 30, 2009 compared to the same 2008 periods related to higher deposit insurance premiums and increased property maintenance costs associated with real estate owned and non-performing loans. These higher other expenses were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.
Parent Company Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2009	2008	Change	2009	2008	Change
Net interest expense	$(3,807)	(4,324)	517	(7,828)	(9,698)	1,870
Provision for loan losses	(7,539)	(9,446)	1,907	(8,296)	(9,446)	1,150

Net interest expense after provision for loan losses	(11,346)	(13,770)	2,424	(16,124)	(19,144)	3,020
Non-interest income	(973)	7,414	(8,387)	(513)	2,768	(3,281)
Non-interest expense	1,859	1,666	193	3,563	3,341	222

Loss before income taxes	(14,178)	(8,022)	(6,156)	(20,200)	(19,717)	(483)
Income tax benefit	—	(2,718)	2,718	—	(6,830)	6,830

Parent company loss	$(14,178)	(5,304)	(8,874)	(20,200)	(12,887)	(7,313)

          The decline in net interest expense during the three and six month periods ended June 30, 2009 compared to the same 2008 periods primarily resulted from lower average interest rates during the 2009 periods. Average rates on junior subordinated debentures decreased from 6.55% and 7.24% during the three and six months ended June 30, 2008 to 5.39% and 5.49% during the same 2009 periods reflecting lower LIBOR interest rates during the 2009 periods compared to the 2008 periods. The average balances on junior subordinated debentures during the three and six months ended June 30, 2009 were $298.2 million and $296.3 million compared to $294.2 million and $294.2 million, respectively, during the same periods during 2008. Also included in net interest expense during the three and six months ended June 30, 2009 was $162,000 and $234,000, respectively, of interest income on two performing loans aggregating $3.4 million. Interest income on loans for the three and six months ended June 30, 2008 was $117,000 each period.
          The decline in non-interest income during the three and six months ended June 30, 2009 was primarily the result of securities activities. During the three months ended June 30, 2009, the Parent Company recognized a $1.4 million other than temporary decline in value of an investment in an unrelated financial institution. During the six months ended June 30, 2009, the Parent Company sold 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck for a $120,000 gain. During the three and six months ended June 30, 2008, the Parent Company realized a $3.7 million gain and $1.0 million loss on the sale of Stifel common stock and recognized $4.5 million and $2.6 million of unrealized gains, respectively, from the change in value of Stifel warrants. The Parent Company also recognized during the six months ended June 30, 2008 a $1.1 million other than temporary impairment on a private equity investment and realized $1.3 million of gains from the sale of private investment securities.
          Non-interest expenses for the three and six months ended June 30, 2009 and 2008 consisted primarily of executive compensation, investor relation costs and professional fees. The decline in non-interest expenses during 2009 compared to 2008 mainly resulted from lower incentive compensation for 2009 compared to 2008.

Financial Services
(BankAtlantic Bancorp)
          In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of June 30, 2009 and December 31, 2008 was as follows (in thousands):

	June 30,	December 31,
	2009	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$17,471	22,019
Land acquisition and development	16,685	16,759
Land acquisition, development and construction	24,795	29,163

Total commercial residential real estate	58,951	67,941
Commercial non-residential real estate	5,607	11,386

Total non-accrual loans	64,558	79,327
Allowance for loan losses — specific reserves	(15,399)	(11,685)

Non-accrual loans, net	49,159	67,642
Performing commercial non-residential loans	3,352	2,259

Loans receivable, net	$52,511	69,901

          During the six months ended June 30, 2009, the Parent Company’s work-out subsidiary received $5.0 million from loan payments and the sale of a foreclosed property, transferred a $1.0 million loan from non-accrual to performing and foreclosed on two properties aggregating $4.1 million.
          The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$11,758	6,440	11,685	—
Loans charged-off	(3,898)	(8,184)	(4,582)	(8,184)
Recoveries of loans previously charged-off	—	—	—	—

Net (charge-offs)	(3,898)	(8,184)	(4,582)	(8,184)
Reserves transferred from BankAtlantic	—	—	—	6,440
Provision for loan losses	7,539	9,446	8,296	9,446

Balance, end of period	$15,399	7,702	15,399	7,702

          During the three months ended June 30, 2009, the Parent Company’s work-out subsidiary foreclosed on two loans charging the loans down $3.9 million to the loans’ collateral fair value less cost to sell. Additionally, during the three months ended June 30, 2009 the Parent Company’s work-out subsidiary specific valuation allowance was increased $3.7 million associated with a decline in collateral values on non-performing loans. During the six months ended June 30, 2009, the Parent Company foreclosed on three loans charging the loans down $4.6 million.
          During the three and six months ended June 30, 2008, the Parent Company charged-off $8.2 million on non-performing loans and recognized $1.3 million of specific reserves.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic Bancorp, Inc. Consolidated Financial Condition
          The Company reduced its total assets with a view to improving its regulatory capital ratios. Total assets were decreased by selling securities available for sale, significantly reducing loan purchases and originations as well as substantially reducing the acquisition of tax certificates. The proceeds from payments on earning assets and securities sales were used to pay down borrowings.
          Total assets at June 30, 2009 were $5.3 billion compared to $5.8 billion at December 31, 2008. The changes in components of total assets from December 31, 2008 to June 30, 2009 are summarized below:
•	Increase in cash and cash equivalents primarily reflecting $107.3 million of higher cash balances at the Federal Reserve Bank associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of $190.6 million of mortgage-backed securities as well as repayments associated with higher residential mortgage refinancings in response to low historical residential mortgage interest rates during the period;

•	Decrease in tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions compared to prior periods;

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Higher residential loans held for sale primarily resulting from increased originations associated with residential mortgage refinancings;

•	Decrease in loan receivable balances associated with repayments of residential loans in the normal course of business combined with a significant decline in loan purchases and originations ;

•	Decrease in accrued interest receivable primarily resulting from lower loan balances and a significant decline in interest rates;

•	Increase in real estate owned associated with commercial real estate and residential loan foreclosures; and

•	Decrease in goodwill associated with the impairment of $9.1 million of goodwill.
          The Company’s total liabilities at June 30, 2009 were $5.1 billion compared to $5.6 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to June 30, 2009 are summarized below:
•	Increased interest bearing deposit account balances associated with sales efforts and promotions of higher-yielding interest-bearing checking accounts partially offset by lower time deposits;

•	Higher non-interest-bearing deposit balances primarily due to increased customer balances in checking accounts;

•	Lower FHLB advances and short term borrowings due to repayments using proceeds from the sales of securities, loan repayments and increases in deposit account balances; and

•	Increase in junior subordinated debentures due to interest deferrals.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
          The Company’s principal source of liquidity is its cash, investments and funds obtained from its wholly-owned work-out subsidiary. The Company also may obtain funds through dividends from its other subsidiaries, issuance of equity and debt securities, and liquidation of its investments, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. The Company may use its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. The Company’s estimated annual interest expense associated with its junior subordinated debentures is approximately $14.0 million. In order to preserve liquidity in the current difficult economic environment, the Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009 and regularly scheduled quarterly interest payments aggregating $7.2 million that would

Financial Services
(BankAtlantic Bancorp)
otherwise have been paid during the six months ended June 30, 2009 were deferred. The Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company may end the deferral by paying all accrued and unpaid interest. The Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future.
          During the year ended December 31, 2008, the Company received $15.0 million of dividends from BankAtlantic. The Company does not anticipate receiving dividends from BankAtlantic during the year ended December 31, 2009 until economic conditions and the performance of BankAtlantic assets improve. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and prior approval of the Office of Thrift Supervision (“OTS”). The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS would approve future applications for capital distributions from BankAtlantic.
          The Company’s anticipated liquidity focus during the latter half of 2009 is on providing capital to BankAtlantic, if needed, managing the cash requirements of its asset work-out subsidiary, and funding its operating expenses. The Company is required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards. During the six months ended June 30, 2009, the Company contributed $30.0 million of capital to BankAtlantic.
          On August 10, 2009, the Company announced that it intends to pursue a rights offering for up to $100 million of its Class A Common Stock. A record date of August 24, 2009 has been set for the proposed rights offering. Upon commencement of the proposed rights offering, BankAtlantic Bancorp will distribute non-transferable subscription rights to purchase shares of its Class A Common Stock to each holder of its Class A Common Stock and Class B Common Stock as of the close of business on the record date. The amount of subscription rights to be distributed in the rights offering will be determined based on the total number of all outstanding shares of BankAtlantic Bancorp’s Common Stock on the record date. The subscription price, which is anticipated to be at a discount to the market price, will be determined on a date closer to the record date. BankAtlantic Bancorp previously filed a shelf registration statement including a prospectus with the SEC dated April 25, 2008, which was declared effective by the SEC on July 8, 2008. This shelf registration statement will be used in connection with the proposed rights offering. The rights offering will be made only by means of a prospectus supplement to be distributed to record date shareholders as soon as possible after the record date.
          In addition to the announced rights offering, the Company may also consider pursuing the issuance of additional securities, which could include Class A common stock, debt, preferred stock, warrants or any combination thereof. Any such financing could be obtained through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue these financings at the Parent Company level or directly at BankAtlantic or both. The announced rights offering and any other financing involving the issuance of our Class A common stock or securities convertible or exercisable for our Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.
          The sale of Ryan Beck to Stifel closed on February 28, 2007, and the sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain Ryan Beck revenues during the two-year period immediately following the closing, which ended on February 28, 2009. The Company received $8.6 million in earn-out payments paid in 250,233 shares of Stifel common stock in March 2009. The Stifel stock was sold for net proceeds of $8.7 million.
          Pursuant to the terms of the Ryan Beck merger, the Company agreed to indemnify Stifel against certain losses arising out of activities of Ryan Beck prior to its sale. Stifel indicated that it believes it is entitled to indemnification payments under the agreement. Based on information provided by Stifel to date, management does not believe that it is obligated to indemnify Stifel under the terms of the merger agreement.

Financial Services
(BankAtlantic Bancorp)
          The Company has the following cash and investments that it believes provide a source for potential liquidity based on values at June 30, 2009.

	As of June 30, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$16,122	—	—	16,122
Securities available for sale	219	—	5	214
Private investment securities	2,036	979	—	3,015

Total	$18,377	979	5	19,351

          The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans at June 30, 2009 was $67.9 million. During the six months ended June 30, 2009, the Parent Company received net cash flows of $5.0 million from its work-out subsidiary.
BankAtlantic Liquidity and Capital Resources
          BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit, Treasury and Federal Reserve programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that the availability of funding sources may decrease.
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses.
          In October 2008, the FDIC announced a Liquidity Guarantee Program. Under this program, certain newly issued senior unsecured debt issued on or before October 31, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. This includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to the period ending December 31, 2012, even if the maturity exceeds that date. Subject to FDIC approval, the program could provide BankAtlantic with additional liquidity as certain new borrowings may be guaranteed by the FDIC. The FDIC also announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee will expire at the end of 2009. BankAtlantic “opted-in” to the additional coverage on qualifying borrowings and non-interest bearing deposits. As a result, BankAtlantic will be assessed a 75-basis point fee on new covered borrowings, and was assessed a 10-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount.
          In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates schedule was raised by 7 basis points for all

Financial Services
(BankAtlantic Bancorp)
depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC announced a 5 basis point special assessment as of June 30, 2009 payable in September 2009. As a consequence, BankAtlantic’s FDIC insurance premium, including the special assessment, increased from $1.0 million for the six months ended June 30, 2008 to $6.4 million during the same 2009 period.
          The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $597.0 million and to obtain a $293 million letter of credit securing public deposits as of June 30, 2009. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $247 million at June 30, 2009. An additional source of liquidity for BankAtlantic is its securities portfolio. As of June 30, 2009, BankAtlantic had $246 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $9.2 million in fundings and at June 30, 2009, BankAtlantic had $5.6 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $119 million as of June 30, 2009, with no amounts outstanding under this program at June 30, 2009. The above lines of credit are subject to periodic review, may be reduced or terminated at any time by the issuer institution. If the current economic trends continue to adversely affect our performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us, and BankAtlantic’s liquidity could be materially adversely affected.
          BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity, if needed. BankAtlantic does not anticipate its brokered deposit balances to significantly increase in the foreseeable future. At June 30, 2009, BankAtlantic had $223.4 million and $25.8 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 4.3% and 0.5% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $213.0 million as of June 30, 2009.
          BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. In order to improve its liquidity position, BankAtlantic reduced its borrowings by $634.1 million as of June 30, 2009 compared to December 31, 2008, by increasing its total deposits and utilizing the proceeds from the sale of securities available for sale and repayments of earning assets to pay down borrowings. Additionally, BankAtlantic anticipates continued reductions in assets and borrowings in the foreseeable future.
          BankAtlantic’s commitments to originate and purchase loans at June 30, 2009 were $88.5 million and $0, respectively, compared to $84.4 million and $6.6 million, respectively, at June 30, 2008. At June 30, 2009, total loan commitments represented approximately 2.20% of net loans receivable.
          At June 30, 2009, BankAtlantic had investments and mortgage-backed securities of approximately $33.1 million pledged against securities sold under agreements to repurchase, $6.0 million pledged against public deposits and $8.9 million pledged against treasury tax and loan accounts.
          As of June 30, 2009, BankAtlantic’s capital was is excess of all regulatory “well capitalized” levels. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Company or BankAtlantic would be successful in

Financial Services
(BankAtlantic Bancorp)
raising additional capital in subsequent periods. The Company’s inability to raise capital or be deemed “well capitalized” could have a material adverse impact on the Company’s financial condition and results.
          BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include, from time to time, providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to its parent. The information which BankAtlantic provides to its regulators is based on estimates and assumptions made by management at the time provided which are inherently uncertain.
          At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At June 30, 2009:
Total risk-based capital	$429,333	11.81%	8.00%	10.00%
Tier 1 risk-based capital	360,943	9.93	4.00	6.00
Tangible capital	360,943	7.01	1.50	1.50
Core capital	360,943	7.01	4.00	5.00

At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.85	4.00	6.00
Tangible capital	385,006	6.94	1.50	1.50
Core capital	385,006	6.94	4.00	5.00
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008.
Contractual Obligations and Off Balance Sheet Arrangements —as of June 30, 2009 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$1,230,829	1,160,960	56,398	13,471	—
Long-term debt	324,134	—	22,000	7,939	294,195
Advances from FHLB (1)	597,020	505,020	92,000	—	—
Operating lease obligations held for sublease	30,203	1,282	3,616	2,421	22,884
Operating lease obligations held for use	72,582	7,686	17,872	7,790	39,234
Pension obligation	17,340	1,269	2,995	3,229	9,847
Other obligations	12,800	—	4,800	6,400	1,600

Total contractual cash obligations	$2,284,908	1,676,217	199,681	41,250	367,760

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Real Estate Development
(Woodbridge)
Real Estate Development
          The Real Estate Development activities of BFC are comprised of the operations of Woodbridge Holdings Corporation and its subsidiaries. Woodbridge presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation are dividends when and if paid by Woodbridge. Woodbridge is a separate public company and its management prepared the following discussion regarding Woodbridge which was included in Woodbridge’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Real Estate Development” are references to Woodbridge Holdings Corporation and its subsidiaries, and are not references to BFC Financial Corporation
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of Woodbridge Holdings Corporation (“Woodbridge,” “we,” “us,” “our” or the “Company”) and its wholly-owned subsidiaries as of and for the three and six months ended June 30, 2009 and 2008. We currently engage in business activities through our Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through our Other Operations segment (“Other Operations”). Other Operations includes the parent company operations of Woodbridge (the “Parent Company”), the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). Also included in the Other Operations segment are our equity investment in Bluegreen Corporation (“Bluegreen”) and an investment in Office Depot, Inc. (“Office Depot”).
          Some of the statements contained or incorporated by reference herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), that involve substantial risks and uncertainties. Some of the forward-looking statements can be identified by the use of words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect,” “will,” “should,” “seek” or other similar expressions. Forward-looking statements are based largely on management’s expectations and involve inherent risks and uncertainties. In addition to the risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, you should refer to the other risks and uncertainties discussed throughout this document for specific risks which could cause actual results to be significantly different from those expressed or implied by those forward-looking statements. Some factors which may affect the accuracy of the forward-looking statements apply generally to the real estate industry and other industries in which the companies we hold investments in operate, while other factors apply directly to us. Any number of important factors could cause actual results to differ materially from those in the forward-looking statements, including:
•	the impact of economic, competitive and other factors affecting the Company and its operations;

•	the market for real estate in the areas where the Company has developments, including the impact of market conditions on the Company’s margins and the fair value of its real estate inventory;

•	the risk that the value of the property held by Core Communities and Carolina Oak may decline, including as a result of the current downturn in the residential and commercial real estate and homebuilding industries, and the potential for related write-downs or impairment charges;

•	the impact of the factors negatively impacting the homebuilding and residential real estate industries on the market and values of commercial property;

•	the risk that the downturn in the credit markets may adversely affect Core’s commercial leasing projects, including the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy;

•	the risks relating to Core’s dependence on certain key tenants in its commercial leasing projects, including the risk that current adverse conditions in the economy in general and/or adverse developments in the businesses of these tenants could have a negative impact on Core’s financial condition;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated or that Core will be obligated to make additional payments under its outstanding development bonds;

Real Estate Development
(Woodbridge)
•	the effects of increases in interest rates on us and the availability and cost of credit to buyers of our inventory;

•	the impact of the problems in financial and credit markets on the ability of buyers of our inventory to obtain financing on acceptable terms, if at all, and the risk that we will be unable to obtain financing or renew existing credit facilities on acceptable terms, if at all;

•	the risks relating to Core’s liquidity, cash position and ability to satisfy required payments under its debt facilities, including the risk that Woodbridge may not provide funding to Core;

•	the risk that Core may be required to make accelerated principal payments on its debt obligations due to re-margining or curtailment payment requirements, which may negatively impact our financial condition and results of operations;

•	risks associated with the securities owned by the Company, including the risk that the Company may record further impairment charges with respect to such securities in the event trading prices decline in the future;

•	the risks associated with the businesses in which the Company holds investments;

•	risks associated with the Company’s business strategy, including the Company’s ability to successfully make investments notwithstanding adverse conditions in the economy and the credit markets;

•	the Company’s success in pursuing alternatives that could enhance liquidity for Bluegreen or be profitable for the Company;

•	the impact on the price and liquidity of the Company’s Class A Common Stock and on the Company’s ability to obtain additional capital in the event the Company chooses to de-register its securities;

•	the risks relating to our pursuit of the proposed merger with BFC, including the risk that the merger may not be consummated on the contemplated terms, or at all; and

•	the Company’s success at managing the risks involved in the foregoing.
          Many of these factors are beyond our control. The Company cautions that the foregoing factors are not exclusive.
Executive Overview
          We continue to focus on managing our real estate holdings during this challenging period for the real estate industry and on our efforts to bring costs in line with our strategic objectives. We have taken steps to align our staffing levels and compensation with these objectives. Our goal is to pursue acquisitions and investments in diverse industries, including investments in affiliates, using a combination of our cash and stock and third party equity and debt financing. This business strategy may result in acquisitions and investments both within and outside of the real estate industry. We also intend to explore a variety of funding structures which might leverage or capitalize on our available cash and other assets currently owned by us. We may acquire entire businesses, or majority or minority, non-controlling interests in companies. Under this business model, we likely will not generate a consistent earnings stream and the composition of our revenues may vary widely due to factors inherent in a particular investment, including the maturity and cyclical nature of, and market conditions relating to, the business invested in. We expect that net investment gains and other income will depend on the success of our investments as well as overall market conditions. We also intend to pursue strategic initiatives with the goal of enhancing liquidity. These initiatives may include pursuing alternatives to monetize a portion of our interests in certain of Core’s assets through sale, possible joint ventures or other strategic relationships, including possible public or private offerings of debt or equity securities at Core.
          As part of our strategy to access alternative financing sources and to pursue opportunities within the capital markets, we have taken steps to form various subsidiaries, including a broker dealer. We envision that these subsidiaries will generate fee income from private or public offerings that will be marketed to investors through broker dealer networks. Amongst the possible investment opportunities is a program that we are currently exploring with Bluegreen in which the funds raised would be invested in its timeshare receivables. While the formation of this program is in the early stages, the expectation is that a newly formed entity would acquire Bluegreen receivables and issue securities in a public offering. Bluegreen has agreed to reimburse us for certain expenses, including legal and professional fees, incurred by us in connection with this effort. There is, however, no assurance that we will be successful in the venture or that the business will be profitable for the Company or enhance Bluegreen’s liquidity.
          Our operations have historically been concentrated in the real estate industry which is cyclical in nature. Our largest subsidiary is Core Communities, a developer of master-planned communities, which sells land to residential builders as well as to commercial developers, and internally develops, constructs and leases income producing commercial real estate. In addition, our Other Operations segment includes an equity investment in 9.5

Real Estate Development
(Woodbridge)
million shares of the common stock of Bluegreen, a NYSE-listed company, which represents approximately 31% of Bluegreen’s outstanding common stock, and a cost method investment in Office Depot, a NYSE-listed company in which we own less than 1% of the outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. As described above, we are currently working with Bluegreen to explore avenues in assisting Bluegreen in obtaining liquidity for its receivables, which may include, among other potential alternatives, Woodbridge forming a broker dealer to raise capital through private or public offerings. Our Other Operations segment also includes the operations of Pizza Fusion, which is a restaurant franchise operating within the quick service and organic food industries, and the activities of Carolina Oak, which engaged in homebuilding activities at Tradition Hilton Head prior to the suspension of those activities in the fourth quarter of 2008.
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
Land Division Overview
          Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition Hilton Head, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,800 net saleable acres remaining in inventory. As of June 30, 2009, approximately 8 acres were subject to a sales contract with a sales price which could range from $3.0 million to $3.9 million at a cost of approximately $2.2 million. The sale is contingent upon the purchaser obtaining financing and if consummated on the contemplated terms, and would not result in a loss. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 178 acres have been sold to date. Approximately 2,800 net saleable acres are remaining at Tradition Hilton Head. No acres were subject to sales contracts as of June 30, 2009. Acres sold to date in Tradition Hilton Head include the intercompany sale of 150 acres to Carolina Oak.
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

Real Estate Development
(Woodbridge)
by increased commercial leasing revenue. Traffic at both the Tradition, Florida and Tradition Hilton Head information centers remains slow, reflecting the overall state of the real estate market.
Other Operations Overview
          Other Operations consist of the operations of our Parent Company, Carolina Oak, and Pizza Fusion, the activities of Cypress Creek Capital and Snapper Creek, our equity investment in Bluegreen and our investment in Office Depot.
          During 2008, we began evaluating our investment in Bluegreen on a quarterly basis for other-than-temporary impairments in accordance with Financial Accounting Standards Board (“FASB”) Staff Position FAS 115-1/FAS 124-1, “The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments,” Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and Securities and Exchange Commission Staff Accounting Bulletin No. 59. These evaluations generally include an analysis of various quantitative and qualitative factors relating to the performance of Bluegreen and its stock price. We value Bluegreen’s common stock using a market approach valuation technique and Level 1 valuation inputs under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. Based on the results of our evaluations during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, we determined that other-than-temporary impairments were necessary for those periods. As a result, we recorded impairment charges of $53.6 million, $40.8 million and $20.4 million during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009, respectively. Based on our impairment evaluation performed during the quarter ended June 30, 2009, we determined that our investment in Bluegreen was not impaired at June 30, 2009. As of June 30, 2009, the carrying value of our investment in Bluegreen was $28.6 million.
          During the quarters ended December 31, 2008, March 31, 2009 and June 30, 2009, we performed impairment analyses of our investment in Office Depot. The impairment analyses included an evaluation of, among other things, qualitative and quantitative factors relating to the performance of Office Depot and its stock price. As a result of these evaluations, we determined that other-than-temporary impairment charges were required at December 31, 2008 and March 31, 2009 and recorded a $12.0 million impairment charge relating to our investment in Office Depot in the three months ended December 31, 2008 and an additional $2.4 million impairment charge in the three months ended March 31, 2009. Based on the impairment evaluation performed during the quarter ended June 30, 2009, we determined that our investment in Office Depot was not impaired at June 30, 2009. The fair value of Office Depot’s common stock in our unaudited consolidated statements of financial condition at June 30, 2009 of $6.5 million was calculated based upon the $4.56 closing price of Office Depot’s common stock on the New York Stock Exchange on June 30, 2009. On August 6, 2009, the closing price of Office Depot’s common stock was $5.06 per share.
Recent Developments
          On July 2, 2009, we entered into a definitive merger agreement with BFC. Subject to the terms and conditions of the agreement, we will become a wholly-owned subsidiary of BFC and the holders of our Class A Common Stock (other than BFC) will receive 3.47 shares of BFC’s Class A Common Stock for each share of our Class A Common Stock they hold at the effective time of the merger. BFC currently owns approximately 22% of our Class A Common Stock and all of our Class B Common Stock, representing approximately 59% of our total voting power. The shares of our common stock held by BFC will be canceled in the merger.
          The consummation of the merger is subject to a number of customary closing conditions, including the approval of both our and BFC’s shareholders. We currently expect to consummate the merger during the third quarter of 2009. If the merger agreement is consummated, our separate corporate existence will cease and our Class A Common Stock will no longer be publicly traded.

Real Estate Development
(Woodbridge)
Critical Accounting Policies and Estimates
          Critical accounting policies are those policies that are important to the understanding of our financial statements and may also involve estimates and judgments about inherently uncertain matters. In preparing our financial statements, management makes estimates and assumptions that affect the amounts reported in the financial statements. These estimates require the exercise of judgment, as future events cannot be determined with certainty. Accordingly, actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to revenue and cost recognition on percent complete projects, reserves and accruals, impairment reserves of assets, valuation of real estate, estimated costs to complete construction, reserves for litigation and contingencies and deferred tax valuation allowances. The accounting policies that we have identified as critical to the presentation of our financial condition and results of operations are: (a) fair value measurements; (b) investments; (c) goodwill and intangible assets; (d) revenue recognition; (e) income taxes; and (f) loss in excess of investment in Levitt and Sons. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies and Estimates” appearing in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008.
Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change

(In thousands)	(Unaudited)			(Unaudited)
Revenues
Sales of real estate	$1,767	2,395	(628)	3,194	2,549	645
Other revenues	3,046	2,744	302	5,936	5,708	228

Total revenues	4,813	5,139	(326)	9,130	8,257	873

Costs and expenses
Cost of sales of real estate	1,301	1,758	(457)	1,994	1,786	208
Selling, general and administrative expenses	10,349	12,952	(2,603)	21,103	25,579	(4,476)
Interest expense	3,747	2,532	1,215	6,520	5,556	964

Total costs and expenses	15,397	17,242	(1,845)	29,617	32,921	(3,304)

Earnings from Bluegreen Corporation	10,714	1,211	9,503	17,050	1,737	15,313
Impairment of investment in Bluegreen Corporation	—	—	—	(20,401)	—	(20,401)
Impairment of other investments	—	—	—	(2,396)	—	(2,396)
Gain on settlement of investment in subsidiary	—	—	—	40,369	—	40,369
Interest and other income	277	1,950	(1,673)	843	3,554	(2,711)

Income (loss) before income taxes and noncontrolling interest	407	(8,942)	9,349	14,978	(19,373)	34,351
(Provision) benefit for income taxes	—	—		—	—

Net income (loss)	407	(8,942)	9,349	14,978	(19,373)	34,351
Add: Net loss attributable to noncontrolling interest	270	—	270	474	—	474

Net income (loss) attributable to Woodbridge	$677	(8,942)	9,619	15,452	(19,373)	34,825

For the Three Months Ended June 30, 2009 Compared to the Same 2008 Period:
          Consolidated net income attributable to Woodbridge was $677,000 for the three months ended June 30, 2009, as compared to a consolidated net loss of $8.9 million for the same 2008 period. The increase in net income for the three months ended June 30, 2009 was mainly associated with the increase of earnings from Bluegreen in the three months ended June 30, 2009 compared to the same 2008 period. Additionally, there was a decrease of selling, general and administrative expenses in the three months ended June 30, 2009 compared to the same 2008 period. These factors were offset in part by an increase in interest expense and a decrease in interest and other income in the three months ended June 30, 2009 compared to the same 2008 period.

Real Estate Development
(Woodbridge)
Sales of real estate
          The table below summarizes sales of real estate by segment:

	Three Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$1,408	1,711	(303)
Other Operations	320	635	(315)
Eliminations	39	49	(10)

Consolidated	$1,767	2,395	(628)

          Revenues from sales of real estate decreased to $1.8 million for the three months ended June 30, 2009 from $2.4 million for the same 2008 period. Revenues from sales of real estate for the three months ended June 30, 2009 and 2008 in the Land Division were comprised of land sales, recognition of deferred revenue and revenue related to incremental revenue received from homebuilders based on the final resale price to the homebuilders’ customer (“look back revenue”). In Other Operations, revenues from sales of real estate were comprised of home sales in Carolina Oak. During the three months ended June 30, 2009, our Land Division sold 9 lots encompassing approximately 3 acres, generating revenues of approximately $424,000, compared to the sale of 8 lots encompassing approximately 3 acres, which generated revenues of approximately $825,000, net of deferred revenue, in the same 2008 period. Our Land Division recognized deferred revenue on previously sold land of approximately $1.1 million for the three months ended June 30, 2009, compared to approximately $758,000 in the same 2008 period. Look back revenues for the three months ended June 30, 2009 and 2008 were not significant. In Other Operations, we earned $320,000 in revenues from sales of real estate as a result of 1 unit sold in Carolina Oak, compared to revenues from sales of real estate of $635,000 in the same 2008 period as a result of 2 units sold in Carolina Oak.
Other revenues
          The table below summarizes other revenues by segment:

	Three Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$2,533	2,493	40
Other Operations	521	251	270
Eliminations	(8)	—	(8)

Consolidated	$3,046	2,744	302

          Other revenues increased to $3.0 million for the three months ended June 30, 2009 from $2.7 million for the same 2008 period. Other revenues in Other Operations increased in the three months ended June 30, 2009 as franchise revenues related to Pizza Fusion were recorded in the three months ended June 30, 2009. No franchise revenues existed in the three months ended June 30, 2008 since we acquired Pizza Fusion in September 2008. We collected more impact fees in the Land Division in the three months ended June 30, 2009 compared to the same 2008 period associated with an increase in building permits requested for new construction. These increases were partially offset by a decrease in marketing fees in the three months ended June 30, 2009 compared to the same 2008 period.

Real Estate Development
(Woodbridge)
Cost of sales of real estate
          The table below summarizes cost of sales of real estate by segment:

	Three Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$1,113	1,145	(32)
Other Operations	173	587	(414)
Eliminations	15	26	(11)

Consolidated	$1,301	1,758	(457)

          Cost of sales of real estate decreased to $1.3 million for the three months ended June 30, 2009 from $1.8 million for the same 2008 period due to a decrease in sales of real estate in Other Operations. In the Land Division, approximately 3 acres were sold in each of the three months ended June 30, 2009 and 2008. In Other Operations, we sold 1 unit in Carolina Oak in the three months ended June 30, 2009, compared to 2 units sold in the same 2008 period.
Selling, general and administrative expenses
          The table below summarizes selling, general and administrative expenses by segment:

	Three Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$5,162	5,320	(158)
Other Operations	5,209	7,651	(2,442)
Eliminations	(22)	(19)	(3)

Consolidated	$10,349	12,952	(2,603)

          Selling, general and administrative expenses decreased to $10.3 million for the three months ended June 30, 2009 from $13.0 million for the same 2008 period. The decrease was a result of, among other things, lower compensation, benefits and office related expenses reflecting a decrease in the associate headcount from 105 employees as of June 30, 2008 to 66 employees as of June 30, 2009, lower severance related expenses, lower insurance costs as Levitt and Sons’ related insurance costs were not incurred after June 30, 2008, decreased sales and marketing expenses, and lower professional services as we incurred costs associated with our securities investments in the three months ended June 30, 2008 while these costs were not incurred in the three months ended June 30, 2009. These decreases were partially offset by an increase in depreciation expense in the three months ended June 30, 2009 compared to the same 2008 period as depreciation expense related to Core’s commercial assets was not recorded in the three months ended June 30, 2008 while the commercial assets were classified as discontinued operations. These commercial assets were reclassified back to continuing operations during the fourth quarter of 2008. Additionally, we incurred franchise expenses related to Pizza Fusion in the three months ended June 30, 2009, compared to no franchise expenses in the same 2008 period as we acquired Pizza Fusion in September 2008.
Interest expense
          The table below summarizes interest expense by segment:

	Three Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$1,301	871	430
Other Operations	2,446	2,104	342
Eliminations	—	(443)	443

Consolidated	$3,747	2,532	1,215

Real Estate Development
(Woodbridge)
          Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $4.4 million for the three months ended June 30, 2009 and $5.6 million for the same 2008 period. Interest capitalized totaled $651,000 for the three months ended June 30, 2009 and $3.1 million for the same 2008 period. Interest expense increased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily as a result of less qualifying assets for interest capitalization which resulted in less interest capitalized in the three months ended June 30, 2009 compared to the same 2008 period. The increase was partially offset by lower interest rates during the three months ended June 30, 2009 compared to the same 2008 period. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the three months ended June 30, 2009 and 2008 included previously capitalized interest of approximately $80,000 and $44,000, respectively.
Earnings from Bluegreen Corporation
          Bluegreen reported net income for the three months ended June 30, 2009 of $6.8 million, as compared to $3.4 million for the same 2008 period. Our interest in Bluegreen’s earnings was $10.7 million for the three months ended June 30, 2009 (after the amortization of approximately $8.6 million related to the change in the basis as a result of the impairment charges on this investment during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009) compared to $1.2 million for the three months ended June 30, 2008. We review our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warrant for other-than-temporary declines in value. See Note 8 to our unaudited consolidated financial statements for further details of the impairment analysis of our investment in Bluegreen.
Interest and Other Income
          Interest and other income decreased to $277,000 for the three months ended June 30, 2009 from $2.0 million for the same 2008 period. This decrease was mainly related to a $1.2 million gain on sale of equity securities in the three months ended June 30, 2008 compared to no gain on sale of equity securities in the same 2009 period. In addition, interest income decreased as a result of lower interest rates as well as a decrease in our cash balances for the three months ended June 30, 2009 compared to the same 2008 period.
Income Taxes
          The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2009. The effective tax rate used for the three months ended June 30, 2008 was 0.0%. The 0.0% effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in the past and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.
For the Six Months Ended June 30, 2009 Compared to the Same 2008 Period:
          Consolidated net income attributable to Woodbridge was $15.5 million for the six months ended June 30, 2009, as compared to a consolidated net loss of $19.4 million for the same 2008 period. The increase in net income for the six months ended June 30, 2009 was mainly associated with the reversal into income of the loss in excess of investment in Levitt and Sons after Levitt and Sons’ bankruptcy was finalized. The reversal resulted in a $40.4 million gain in the six months ended June 30, 2009. Additionally, earnings from Bluegreen increased in the six months ended June 30, 2009 compared to the same 2008 period, and we incurred lower selling, general and administrative expenses in the six months ended June 30, 2009, compared to the same 2008 period. These factors were offset in part by impairment charges on our investments of approximately $22.8 million recorded in the six months ended June 30, 2009 compared to no impairment charges related to the investments during the same 2008 period, as well as an increase in interest expense and a decrease in interest and other income in the six months ended June 30, 2009 compared to the same 2008 period.

Real Estate Development
(Woodbridge)
Sales of real estate
          The table below summarizes sales of real estate by segment:

	Six Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$2,835	1,865	970
Other Operations	320	635	(315)
Eliminations	39	49	(10)

Consolidated	$3,194	2,549	645

          Revenues from sales of real estate increased to $3.2 million for the six months ended June 30, 2009 from $2.5 million for the same 2008 period. Revenues from sales of real estate for the six months ended June 30, 2009 and 2008 were comprised of land sales, recognition of deferred revenue and look back revenue. In Other Operations, revenues from sales of real estate were comprised of home sales in Carolina Oak. During the six months ended June 30, 2009, our Land Division sold approximately 13 acres, generating revenues of approximately $1.1 million, compared to the sale of approximately 3 acres, which generated revenues of approximately $898,000, net of deferred revenue, in the same 2008 period. Our Land Division recognized deferred revenue on previously sold land of approximately $1.9 million for the six months ended June 30, 2009, compared to approximately $768,000 in the same 2008 period. Look back revenues for the six months ended June 30, 2009 and 2008 were approximately $32,000 and $90,000, respectively. In Other Operations, we earned $320,000 in revenues from sales of real estate as a result of 1 unit sold in Carolina Oak, compared to revenues from sales of real estate of $635,000 in the same 2008 period as a result of 2 units sold in Carolina Oak.
Other revenues
          The table below summarizes other revenues by segment:

	Six Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$4,810	5,198	(388)
Other Operations	1,143	510	633
Eliminations	(17)	—	(17)

Consolidated	$5,936	5,708	228

          Other revenues increased to $5.9 million for the six months ended June 30, 2009 from $5.7 million for the same 2008 period. Other revenues in Other Operations increased in the six months ended June 30, 2009 as franchise revenues related to Pizza Fusion were recorded in the six months ended June 30, 2009. No franchise revenues existed in the six months ended June 30, 2008 since we acquired Pizza Fusion in September 2008. The decrease in Land Division revenues was primarily due to a decrease in marketing fees collected, and straight line rent amortization associated with tenant improvement reimbursements. These decreases were partially offset by an increase in rental revenues in the Land Division due to additional tenants.
Cost of sales of real estate
          The table below summarizes cost of sales of real estate by segment:

	Six Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$1,806	1,173	633
Other Operations	173	587	(414)
Eliminations	15	26	(11)

Consolidated	$1,994	1,786	208

Real Estate Development
(Woodbridge)
          Cost of sales of real estate increased to $2.0 million for the six months ended June 30, 2009 from $1.8 million for the same 2008 period due to an increase in sales of real estate in our Land Division, partially offset by a decrease in sales of real estate in Other Operations. In the Land Division, approximately 13 acres were sold in the six months ended June 30, 2009 compared to approximately 3 acres sold in the same 2008 period. In Other Operations, we sold 1 unit in Carolina Oak in the six months ended June 30, 2009, compared to 2 units sold in the same 2008 period.
Selling, general and administrative expenses
          The table below summarizes selling, general and administrative expenses by segment:

	Six Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$11,409	10,851	558
Other Operations	9,716	14,747	(5,031)
Eliminations	(22)	(19)	(3)

Consolidated	$21,103	25,579	(4,476)

          Selling, general and administrative expenses decreased to $21.1 million for the six months ended June 30, 2009 from $25.6 million for the same 2008 period. The decrease was a result of, among other things, lower compensation, benefits and office related expenses reflecting a decrease in the associate headcount from 105 employees as of June 30, 2008 to 66 employees as of June 30, 2009, lower severance related expenses, lower insurance costs as Levitt and Sons’ related insurance costs were not incurred after June 30, 2008, decreased sales and marketing expenses, and lower professional services as we incurred costs associated with our securities investments in the six months ended June 30, 2008 while these costs were not incurred in the six months ended June 30, 2009. These decreases were partially offset by an increase in depreciation expense in the six months ended June 30, 2009 compared to the same 2008 period as depreciation expense related to Core’s commercial assets was not recorded in the six months ended June 30, 2008 while the commercial assets were classified as discontinued operations. These commercial assets were reclassified back to continuing operations during the fourth quarter of 2008. Additionally, we incurred franchise expenses related to Pizza Fusion in the six months ended June 30, 2009, compared to no franchise expenses in the same 2008 period as we acquired Pizza Fusion in September 2008.
Interest expense
          The table below summarizes interest expense by segment:

	Six Months Ended June 30,
	2009	2008	Change

	(In thousands)
Land Division	$2,671	1,864	807
Other Operations	3,849	4,777	(928)
Eliminations	—	(1,085)	1,085

Consolidated	$6,520	5,556	964

          Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $8.8 million for the six months ended June 30, 2009 and $11.8 million for the same 2008 period. Interest capitalized totaled $2.3 million for the six months ended June 30, 2009 and $6.3 million for the same 2008 period. Interest expense increased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily as a result of less qualifying assets for interest capitalization which resulted in less interest capitalized in the six months ended June 30, 2009 compared to the same 2008 period. The increase was partially offset by lower interest rates during the six months ended June 30, 2009 compared to the same 2008 period. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the six months ended June 30, 2009 and 2008 included previously capitalized interest of approximately $80,000 and $44,000, respectively.

Real Estate Development
(Woodbridge)
Earnings from Bluegreen Corporation
          Bluegreen reported net income for the six months ended June 30, 2009 of $10.4 million, as compared to $4.8 million for the same 2008 period. Our interest in Bluegreen’s earnings was $17.1 million for the six months ended June 30, 2009 (after the amortization of approximately $13.9 million related to the change in the basis as a result of the impairment charges on this investment during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009) compared to $1.7 million for the six months ended June 30, 2008.
Interest and Other Income
          Interest and other income decreased to $843,000 during the six months ended June 30, 2009 from $3.6 million during the same 2008 period. This decrease was mainly related to a $1.2 million gain on sale of equity securities in the six months ended June 30, 2008 compared to no gain on sale of equity securities in the same 2009 period. In addition, interest income decreased as a result of lower interest rates as well as a decrease in our cash balances for the six months ended June 30, 2009 compared to the same 2008 period.
Income Taxes
          The provision for income taxes is estimated to result in an effective tax rate of 0.0% in 2009. The effective tax rate used for the six months ended June 30, 2008 was 0.0%. The 0.0% effective tax rate is a result of recording a valuation allowance for those deferred tax assets that are not expected to be recovered in the future. Due to large losses in the past and expected taxable losses in the foreseeable future, we may not have sufficient taxable income of the appropriate character in the future to realize any portion of the net deferred tax asset.
Land Division operational data

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2009	2008	Change	2009	2008	Change

	(Unaudited)			(Unaudited)

Acres sold	3	3	—	13	3	10
Margin percentage (a)	21.0%	33.1%	(12.1)%	36.3%	37.1%	(0.8)%
Unsold saleable acres	6,626	6,676	(50)	6,626	6,676	(50)
Acres subject to sales contracts — third parties (b)	8	326	(318)	8	326	(318)
Aggregate sales price of acres subject to sales contracts to third parties (in thousands) (b)	$—	96,164	(96,164)	—	96,164	(96,164)

(a)	Includes revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods.

(b)	As of June 30, 2009, approximately 8 acres were subject to a sales contract with a sales price which could range from $3.0 million to $3.9 million at a cost of approximately $2.2 million. The sale is contingent upon the purchaser obtaining financing and, if consummated on the contemplated terms would not result in a loss.
          Due to the nature and size of individual land transactions, our Land Division results have historically fluctuated significantly. Although we have historically realized margins of between approximately 40.0% and 60.0% on Land Division sales, margins on land sales have recently been, and are expected to continue to be, below the historical range given the downturn in the real estate markets and the significant decrease in demand. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of the land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost

Real Estate Development
(Woodbridge)
increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If conditions in the real estate markets do not improve or deteriorate further, we may not be able to sell land at prices above our carrying cost or even in amounts necessary to repay our indebtedness.
          The value of acres subject to third party sales contracts ranged from $3.0 million to $3.9 million at June 30, 2009 compared to $96.2 million at June 30, 2008. While backlog is not an exclusive indicator of future sales activity, it provides an indication of potential future sales activity.
FINANCIAL CONDITION
June 30, 2009 compared to December 31, 2008
          Our total assets at June 30, 2009 and December 31, 2008 were $530.3 million and $559.3 million, respectively. The change in total assets primarily resulted from:
•	a net decrease in cash and cash equivalents of $56.6 million, primarily related to cash used in operations offset by approximately $40.3 million repositioned into investment in timed deposits; and

•	a decrease in restricted cash of $13.4 million mainly associated with the settlement payment made in connection with the bankruptcy of Levitt and Sons.
          Total liabilities at June 30, 2009 and December 31, 2008 were $384.3 million and $439.7 million, respectively. The change in total liabilities primarily resulted from:
•	a decrease of $52.9 million associated with the reversal into income of the loss in excess of investment in Levitt and Sons as a result of the Bankruptcy Court’s approval of the Levitt and Sons’ bankruptcy plan; and

•	a net decrease in accounts payable and other accrued liabilities of approximately $1.1 million primarily attributable to the timing of payments to our vendors.
LIQUIDITY AND CAPITAL RESOURCES
          Management assesses our liquidity in terms of our cash and cash equivalent balances and our ability to generate cash to fund our operating and investment activities. We separately manage our liquidity at the Parent Company level and at the operating subsidiary level. Subsidiary operations, consisting primarily of Core Communities’ operations, are generally financed using proceeds from sales of real estate inventory and debt financing using land or other developed assets as loan collateral. Many of the financing agreements contain covenants at the subsidiary level. Parent Company guarantees are provided only in limited circumstances and, when provided, are generally provided on a limited basis. Available cash and our borrowing capacity may be used to pursue the development of our master-planned communities or to pursue other investments. We also have explored possible ways to monetize a portion of our investment in certain of Core’s assets through joint ventures or other strategic relationships, including the possible sale of such assets or possible public or private offerings of debt or equity securities at Core. We have historically utilized community development districts to fund development costs at Core when possible. We also have used available cash to repay borrowings and to pay operating expenses.
          We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for our anticipated near-term liquidity needs. We expect to meet our long-term liquidity requirements through the means described above and, as determined to be appropriate by our board of directors and management, long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities. As previously discussed, on July 2, 2009, we entered into a definitive merger agreement with BFC pursuant to which we will be merged with and into a wholly owned subsidiary of BFC. If the merger agreement is consummated our separate corporate existence will cease and our Class A Common Stock will no longer be publicly traded. We expect to continue to conduct our business, both prior to and, as a wholly owned subsidiary of BFC, after the effective time of the merger, in the usual and ordinary course. This may include, among other things, the continued pursuit of investments and acquisitions within or outside of the real estate industry and the continued support of our existing investments, including additional investments in affiliates such as Bluegreen.

Real Estate Development
(Woodbridge)
Woodbridge (Parent Company level)
          As of June 30, 2009 and December 31, 2008, Woodbridge had cash and short-term certificates of deposits of $97.9 million and $107.3 million, respectively. Cash at the Parent Company level decreased by $9.4 million during the six months ended June 30, 2009 primarily due to general and administrative expenses and debt service costs.
          At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification in the fourth quarter of 2008 between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. As a result, as of December 31, 2008, the net negative investment was $52.9 million. After the filing of the Chapter 11 Cases, Woodbridge incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”). Woodbridge did not incur Post Petition Services in the three and six months ended June 30, 2009, compared to approximately $591,000 and $1.6 million incurred in the same periods in 2008, respectively.
          On June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee entered into an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement, as amended) was recognized into income in the six months ended June 30, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary.
Core Communities
          At June 30, 2009 and December 31, 2008, Core had cash and cash equivalents of $10.2 million and $16.9 million, respectively. Cash decreased $6.7 million during the six months ended June 30, 2009 primarily as a result of cash used to fund the continued development of Core’s projects as well as selling, general and administrative expenses. At June 30, 2009, Core had no immediate availability under its various lines of credit. Core has made efforts to minimize its development expenditures in both Tradition, Florida and in Tradition Hilton Head; however, Core continues to incur expenses related to the development of these communities.
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

Real Estate Development
(Woodbridge)
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
          In January of 2009, Core was advised by one of its lenders that it had received an external appraisal on the land that serves as collateral for a development mortgage note payable, which had an outstanding balance of $86.4 million at June 30, 2009. The appraised value would suggest the potential for a re-margining payment to bring the note payable back in line with the minimum loan-to-value requirement. The lender is conducting its internal review procedures, including the determination of the appraised value. As of the date of this filing, Core is in discussions with the lender to restructure the loan which may eliminate any re-margining requirements; however, there is no assurance that these discussions will be successful or that re-margining payments will not otherwise be required in the future.
          Core has a credit agreement with a financial institution which provides for borrowings of up to $64.3 million. The credit agreement had an original maturity date of June 26, 2009 and a variable interest rate of 30-day LIBOR plus 170 basis points or Prime Rate. During June 2009, the loan agreement was modified to extend the maturity date to June 2012. The loan, as modified, bears interest at a fixed interest rate of 5.5%. The terms of the modification also required Core to pledge approximately 10 acres of additional collateral. The new terms of the loan also include a debt service coverage ratio covenant of 1.10:1 and the elimination of a loan to value covenant. As of June 30, 2009, the loan had an outstanding balance of $58.3 million.
          Certain of Core’s debt facilities contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios. Further, certain of Core’s debt facilities contain cross-default provisions under which a default on one loan with a lender could cause a default on other debt instruments with the same lender. If Core fails to comply with any of these restrictions or covenants, the lenders under the applicable debt facilities could cause Core’s debt to become due and payable prior to maturity. These accelerations or significant re-margining payments could require Core to dedicate a substantial portion of its cash to pay its debt and reduce its ability to use its cash to fund its operations. If Core does not have sufficient cash to satisfy these required payments, then Core would need to seek to refinance the debt or obtain alternative funds, which may not be available on attractive terms, if at all. In the event that Core is unable to refinance its debt or obtain additional funds, it may default on some or all of its existing debt facilities.
          Core’s operations have been negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales of its real estate inventory and, as a consequence, Core is experiencing cash flow deficits. Possible liquidity sources available to Core include the sale of real estate inventory, including commercial properties, as well as debt and outside equity financing, including secured borrowings using unencumbered land; however, there is no assurance that any or all of these alternatives will be available to Core on attractive terms, if at all, or that Core will otherwise be in a position to utilize such alternatives to improve its cash position. In addition, while funding from Woodbridge is a possible source of liquidity, Woodbridge is generally under no contractual obligation to provide funding to Core and there is no assurance that it will do so.
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

Real Estate Development
(Woodbridge)
each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
          Core’s bond financing at June 30, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $143.6 million and $130.5 million, respectively. Further, at June 30, 2009, approximately $68.4 million were available under these bonds to fund future development expenditures. Bond obligations at June 30, 2009 mature in 2035 and 2040. As of June 30, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended June 30, 2009 and 2008, Core recorded approximately $158,000 and $163,000, respectively, in assessments on property owned by it in the districts. During the six months ended June 30, 2009 and 2008, Core recorded approximately $317,000 and $268,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with Emerging Issues Task Force Issue No. 91-10, “Accounting for Special Assessments and Tax Increment Financing,” the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of June 30, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of June 30, 2009 and December 31, 2008.
          The following table summarizes our contractual obligations as of June 30, 2009 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years

Long-term debt obligations (1) (2)	$348,516	8,308	207,942	11,222	121,044
Operating lease obligations	2,039	1,030	718	291	—

Total obligations	$350,555	9,338	208,660	11,513	121,044

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of the debt is based on variable rates.

(2)	These amounts represent scheduled principal payments. Some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining requirements.
          Long-term debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Operating lease obligations consist of lease commitments. In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits related to FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
          At June 30, 2009 and December 31, 2008, we had outstanding surety bonds of approximately $5.4 million and $8.2 million, respectively, which were related primarily to obligations to various governmental entities to construct improvements in various communities. We currently estimate that approximately $1.1 million of work remains to complete these improvements and that further improvements to developments not being pursued will not be required. Accordingly, we do not believe that any material amounts will likely be drawn on the outstanding surety bonds.

Real Estate Development
(Woodbridge)
          Levitt and Sons had approximately $33.3 million of surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of June 30, 2009 and December 31, 2008, we had $1.1 million in surety bonds accrual at Woodbridge related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge did not reimburse any amounts during the three months ended June 30, 2009, while it reimbursed approximately $367,000 during the three months ended June 30, 2008 in accordance with the indemnity agreement for bond claims paid during the period. For the six months ended June 30, 2009 and 2008, Woodbridge reimbursed the surety approximately $37,000 and $532,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.1 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral against a portion of the $11.7 million surety bonds exposure in connection with demands made by a municipality. We believe that the municipality does not have the right to demand payment under the bonds and we initiated a lawsuit against the municipality. We do not believe a loss is probable and accordingly have not accrued any amount related to this claim. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality, and we have complied with that request.
          On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge did not incur any significant severance and benefits related restructuring charges in the three months ended June 30, 2009, while, during the three months ended June 30, 2008, Woodbridge incurred charges of approximately $816,000. During the six months ended June 30, 2009 and 2008, Woodbridge incurred severance and benefits related restructuring charges of approximately $82,000 and $2.0 million, respectively. For the three months ended June 30, 2009 and 2008, Woodbridge paid approximately $79,000 and $1.2 million, respectively, in severance and termination charges related to the above described employee fund as well as severance for employees other than Levitt and Sons employees, all of which are reflected in the Other Operations segment. For the six months ended June 30, 2009 and 2008, these charges amounted to approximately $211,000 and $2.7 million, respectively. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors. Former Levitt and Sons’ employees who received these payments were required to assign to Woodbridge their unsecured claims against Levitt and Sons.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December31, 2008 under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risks which are interest rate and equity pricing risks.
BFC
          Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk.
          Because BankAtlantic Bancorp and Woodbridge are consolidated in the Company’s financial statements, a significant change in the market price of their stock would not directly impact the Company’s financial results, but would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and the market prices of BankAtlantic Bancorp’s and Woodbridge’s common stock are important to the valuation and financing capability of BFC. BFC also owns 800,000 shares of Benihana’s Convertible Preferred Stock for which no market is available. The ability to realize or liquidate this investment will depend on future market and economic conditions and the ability to register the shares of Benihana’s Common Stock acquired by BFC in the event it converts its shares of Benihana’s Convertible Preferred stock, all of which are subject to significant risk. At June 30, 2009, the closing price of Benihana’s Common Stock was $7.05 per share. The market value of Benihana’s Convertible Preferred Stock if converted to Benihana’s Common Stock at June 30, 2009 would have been approximately $11.1 million.
          During the quarter ended December 31, 2008, the Company performed an impairment review of its investment in Benihana’s Convertible Preferred Stock to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors, including the decline in the underlying trading value of Benihana’s Common Stock and the redemption provisions of Benihana’s Convertible Preferred Stock, the Company determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value of approximately $16.4 million. At June 30, 2009, the Company’s fair value of its investments in Benihana’s Convertible Preferred Stock was approximately $20.5 million which includes gross unrealized gains of approximately $4.1 million (see Note 9 to the Company’s financial statements for further information).
BankAtlantic Bancorp
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the six months ended June 30, 2009. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the six months ended June 30, 2009, see Item 2. — Financial Services “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
Woodbridge
          Woodbridge has a risk of loss associated with its borrowings as Woodbridge is subject to interest rate risk on its long-term debt. At June 30, 2009, Woodbridge had $185.1 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $163.4 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on Woodbridge’s variable rate debt from changes in interest rates may affect its earnings and cash flow but would generally not impact the fair value of such debt except to the extent of changes in credit spreads. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not Woodbridge’s earnings or cash flow.

          Assuming the variable rate debt balance of $185.1 million outstanding at June 30, 2009 (which does not include initially fixed-rate obligations which do not become floating rate during 2009) was to remain constant, each one percentage point increase in interest rates would increase the interest incurred by Woodbridge by approximately $1.9 million per year.
          Woodbridge is subject to equity pricing risks associated with its investments in Bluegreen and Office Depot. The value of these securities will vary based on the results of operations and financial condition of these investments, the general liquidity of Bluegreen’s and Office Depot’s common stock and general equity market conditions. The trading market for Bluegreen’s and Office Depot’s common stock may not be liquid enough to permit Woodbridge to sell the shares of such stock that it owns without significantly reducing the market price of the shares, if Woodbridge is able to sell them at all.

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
          On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and the above-listed officers, directors, employees and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, BankAtlantic Bancorp and the individual defendants violated the Employee Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in BankAtlantic Bancorp’s Class A common stock in light of the facts alleged in the Hubbard securities lawsuit. BankAtlantic Bancorp seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. On February 18, 2009, the Plaintiff filed a Second Amended Complaint, making substantially the same allegations and asserting the same claims for relief. On July 14, 2009, the Court granted in-part Defendants’ motion to dismiss the Second Amended Complaint, dismissing the following individual Defendants from Count II: Lewis Sarrica, Susan McGregor, Patricia Lefebvre, Jeffrey Mindling and Gerry Lachnicht. On July 28, 2009, the Court denied Plaintiff’s motion for class certification. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida
          On July 2, 2008, D.W. Hugo filed a purported class action, which was brought as a derivative action on behalf of BankAtlantic Bancorp pursuant to Florida laws, in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and the above listed officers and directors. The Complaint alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of BankAtlantic Bancorp. On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07, which attempted to assert substantially the same allegations as in the Hugo matter, but with somewhat different state law causes of action. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. On July 1, 2009, the parties in the Hugo action reached a settlement, subject to approval by the Court and the required notice to BankAtlantic Bancorp’s shareholders. The proposed settlement provides for an exchange of mutual releases and a dismissal with prejudice of all claims against all Defendants. There is no additional consideration, monetary or otherwise, for the settlement. On July 8, 2009, Albert R. Feldman filed a motion to intervene in the Hugo action for the limited purpose of staying the Hugo action in favor of the prosecution of his pending state court action. On July 27, 2009, Plaintiff D.W. Hugo and Defendants filed separate oppositions to the motion to intervene. The motion to intervene remains pending before the Court. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
Dixon v. Vesta Holdings I, LLC. et al, Fulton County Superior Court, Civil Case No. 2007 CV 143456
          The plaintiff brought this action “individually and on behalf of all others situated” against “Vesta Holdings I, LLC as Nominee for Heartwood 11, LLC” and others. Heartwood 11, LLC is a wholly owned subsidiary of BankAtlantic. The plaintiff seeks compensatory, injunctive and punitive relief based on alleged improper acquisition of property tax liens issued for unpaid taxes as well as the subsequent foreclosures and sales of the subject properties to third parties. The case is in its early stages and management is analyzing the matter.

Item 1A. Risk Factors
          The Company is subject to additional risks related to the proposed merger with Woodbridge, which are set forth in the Company’s Registration Statement on Form S-4 filed with the SEC on July 20, 2009. Except as set forth in the previous sentence, there have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section previously filed with the SEC.
Item 4. Submission of Matters to a Vote of Security Holders
          The Company held its Annual Meeting of Shareholders on May 19, 2009. At the Annual meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class elected the following Director to a three year term by the following votes:

Director	For	Withheld
D. Keith Cobb	164,785,397	4,522,383
          The other directors continuing in office are Alan B. Levan, John E. Abdo, Oscar Holzmann and Neil Sterling.
          The holders of the Company’s Class A and Class B Common Stock voting together as a single class also approved an amendment to the Company’s Restated Articles of Incorporation increasing the number of authorized shares of Class A Common Stock from 70 million shares to 100 million shares by the following votes:

Votes	Votes	Votes
For	Against	Abstaining
158,886,709	10,330,088	81,944
          The holders of the Company’s Class A and Class B Common Stock voting together as a single class also approved an amendment to the Company’s 2005 Stock Incentive Plan by the following votes:

Votes	Votes	Votes
For	Against	Abstaining
146,062,400	6,686,804	125,282
Item 6. Exhibits

Exhibit 31.1 *	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 *	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3 *	Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 **	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 **	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3 **	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibits filed with this Form 10-Q

**	Exhibits furnished with this Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BFC FINANCIAL CORPORATION
Date: August 11, 2009	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 11, 2009	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: August 11, 2009	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer