Form 10-Q
period 2009-09-30
BFC FINANCIAL CORP
filed 2009-11-16
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2009
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
          Class A Common Stock of $.01 par value, 83,046,054 shares outstanding as of November 9, 2009.
          Class B Common Stock of $.01 par value, 6,854,251 shares outstanding as of November 9, 2009.

BFC Financial Corporation

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$228,801	278,937
Restricted cash	8,317	21,288
Securities available for sale and other financial instruments (at fair value)	393,057	722,698
Investment securities at cost or amortized cost (fair value: $38,687 in 2009 and $12,475 in 2008)	36,955	12,008
Tax certificates, net of allowance of $6,881 in 2009 and $6,064 in 2008	138,401	213,534
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	48,751	54,607
Residential loans held for sale	5,038	3,461
Loans receivable, net of allowance for loan losses $184,662 in 2009 and $137,257 in 2008	3,833,615	4,314,184
Accrued interest receivable	33,215	41,817
Real estate held for development and sale	239,635	268,763
Real estate owned	37,075	19,045
Investments in unconsolidated affiliates	41,284	41,386
Properties and equipment, net	299,558	315,347
Goodwill and other intangible assets, net	32,192	44,986
Other assets	43,553	43,521

Total assets	$5,419,447	6,395,582

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$3,149,730	3,178,105
Non-interest bearing deposits	809,749	741,691

Total deposits	3,959,479	3,919,796
Advances from FHLB	342,132	967,491
Federal funds purchased and other short term borrowings	2,759	238,339
Securities sold under agreements to repurchase	26,479	41,387
Subordinated debentures, mortgage notes payable and mortgage-backed bonds	285,381	287,772
Junior subordinated debentures	386,947	376,104
Loss in excess of investment in Woodbridge’s subsidiary	—	52,887
Other liabilities	128,408	125,356

Total liabilities	5,131,585	6,009,132

Commitments and contingencies

Preferred stock of $.01 par value; authorized — 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares; issued and outstanding 15,000 shares in 2009 and 2008 with a redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 83,044,499 in 2009 and 38,254,389 in 2008	830	382
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,854,251 in 2009 and 6,875,104 in 2008	69	69
Additional paid-in capital	231,260	123,562
Accumulated deficit	(86,250)	(8,848)
Accumulated other comprehensive income (loss)	8,621	(2,298)

Total BFC Financial Corporation (“BFC”) shareholders’ equity	154,530	112,867
Noncontrolling interests	122,303	262,554

Total equity	276,833	375,421

Total liabilities and equity	$5,419,447	6,395,582

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
BFC Activities:
Interest and dividend income	$258	326	772	1,081
Securities activities, net	—	795	—	898
Other income	290	188	728	1,834

	548	1,309	1,500	3,813

Woodbridge Operations:
Sales of real estate	130	10,522	3,324	13,071
Interest and dividend income	179	751	583	2,822
Securities activities, net	—	—	—	1,178
Other income	3,045	6,146	9,392	12,127

	3,354	17,419	13,299	29,198

Financial Services:
Interest and dividend income	54,561	81,184	174,948	243,403
Service charges on deposits	19,767	23,924	57,799	72,404
Other service charges and fees	7,355	7,309	22,439	21,863
Securities activities, net	4,774	1,132	9,906	5,359
Other income	3,158	2,436	9,087	7,969

	89,615	115,985	274,179	350,998

Total revenues	93,517	134,713	288,978	384,009

Costs and Expenses
BFC Activities:
Employee compensation and benefits	2,214	1,986	6,527	7,490
Other expenses	1,285	645	2,723	2,423

	3,499	2,631	9,250	9,913

Woodbridge Operations:
Cost of sales of real estate	31,664	7,063	33,658	8,911
Interest expense, net of interest capitalized	4,320	2,449	10,840	7,838
Selling, general and administrative expenses	9,333	12,197	29,617	37,178
Impairment of goodwill	2,001	—	2,001	—

	47,318	21,709	76,116	53,927

Financial Services:
Interest expense	15,805	34,737	61,378	108,687
Provision for loan losses	63,586	31,214	151,357	121,349
Employee compensation and benefits	24,876	31,679	79,617	100,015
Occupancy and equipment	14,553	15,996	44,306	48,554
Advertising and promotion	1,549	3,430	6,360	11,987
Cost associated with debt redemption	5,431	—	7,463	2
Provision (recovery) for tax certificates losses	(198)	2,839	2,702	3,646
Impairment of goodwill	—	—	8,541	—
Impairment of real estate held for sale	1,131	—	1,165	1,746
Impairment of real estate owned	137	1,002	760	1,242
Restructuring charges and exit activities	461	(480)	3,708	3,421
FDIC special assessment	—	—	2,428	—
Other expenses	14,008	13,779	40,047	40,709

	141,339	134,196	409,832	441,358

Total costs and expenses	192,156	158,536	495,198	505,198

Equity in earnings from unconsolidated affiliates	12,213	2,478	29,463	5,724
Impairment of unconsolidated affiliates	(10,780)	(48,883)	(31,181)	(48,883)
Impairment of investments	—	—	(2,396)	—
Gain on settlement of investment in Woodbridge’s subsidiary	—	—	40,369	—

Loss from continuing operations before income taxes	(97,206)	(70,228)	(169,965)	(164,348)
Provision (benefit) for income taxes	3	(12,401)	3	(46,680)

Loss from continuing operations	(97,209)	(57,827)	(169,968)	(117,668)
Discontinued operations, less income tax provision of $0, $2,649, $0 and $3,252	(500)	5,021	3,701	6,040
Extraordinary gain, net of income tax	—	9,145	—	9,145

Net loss	(97,709)	(43,661)	(166,267)	(102,483)
Less: Net loss attributable to noncontrolling interests	43,697	48,870	88,943	96,904

Net (loss) income attributable to BFC	(54,012)	5,209	(77,324)	(5,579)
5% Preferred stock dividends	(188)	(187)	(563)	(562)

Net (loss) income allocable to common stock	$(54,200)	5,022	(77,887)	(6,141)

(Continued)
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic and Diluted (Loss) Earnings Per Common Share Attributable to BFC (Note 19):
Basic (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(1.09)	(0.12)	(1.69)	(0.38)
Earnings per share from discontinued operations	—	0.03	0.02	0.04
Earnings per share from extraordinary gain	—	0.20	—	0.20

Net (loss) income per common share	$(1.09)	0.11	(1.67)	(0.14)

Diluted (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(1.09)	(0.12)	(1.69)	(0.38)
Earnings per share from discontinued operations	—	0.03	0.02	0.04
Earnings per share from extraordinary gain	—	0.20	—	0.20

Net (loss) income per common share	$(1.09)	0.11	(1.67)	(0.14)

Basic weighted average number of common shares outstanding	49,509	45,102	46,599	45,106

Diluted weighted average number of common and common equivalent shares outstanding	49,509	45,102	46,599	45,106

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(97,709)	(43,661)	(166,267)	(102,483)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available for sale	8,232	(9,595)	21,953	(21,620)
Benefit for income taxes	—	(1,234)	—	(6,383)

	8,232	(8,361)	21,953	(15,237)

Unrealized losses associated with investment in unconsolidated affiliates	(986)	(854)	(381)	(2,080)
Benefit for income taxes	—	(287)	—	(699)

	(986)	(567)	(381)	(1,381)

Prorata share of cumulative impact of accounting changes recognized by Bluegreen Corporation on retained interests in notes receivable sold	—	—	(1,251)	—
Benefit for income taxes	—	—	—	—

	—	—	(1,251)	—

Reclassification adjustments of realized net gains included in net loss	(4,773)	(817)	(7,510)	(4,791)
Less: Provision for income taxes	—	(162)	—	(1,405)

	(4,773)	(655)	(7,510)	(3,386)

Total other comprehensive income (loss), net of tax	2,473	(9,583)	12,811	(20,004)

Comprehensive loss	(95,236)	(53,244)	(153,456)	(122,487)
Less: Comprehensive loss attributable to noncontrolling interests	46,447	56,138	87,051	112,942

Comprehensive (loss) income attributable to BFC	$(48,789)	2,894	(66,405)	(9,545)

See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statement of Changes in Equity — Unaudited
For the Nine Months Ended September 30, 2009
(In thousands)

							Accumulated	Total	Non-
	Shares of Common		Class A	Class B	Additional		Other	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Interests in	Total
	Class A	Class B	Stock	Stock	Capital	Deficit	(Loss) Income	Equity	Subsidiaries	Equity

Balance, December 31, 2008	38,254	6,875	$382	$69	$123,562	$(8,848)	$(2,298)	$112,867	$262,554	$375,421
Net loss	—	—	—	—	—	(77,324)	—	(77,324)	(88,943)	(166,267)
Increase in BFC’s shareholders’ equity and decrease in non- controlling interest in connection with the Merger	44,769	—	448	—	99,135	—	—	99,583	(99,583)	—
Transfer of Class B Common Stock to Class A Common Stock	21	(21)	—	—	—	—	—	—	—	—
Pro rata share of the cumulative effect of accounting changes recognized by Bluegreen on retained interests in notes receivable sold (a)	—	—	—	—	—	485	—	485	1,575	2,060
Other comprehensive income	—	—	—	—	—	—	10,919	10,919	1,892	12,811
Noncontrolling interests net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	44,808	44,808
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	7,818	—	—	7,818	—	7,818
Cash dividends on the 5% Preferred Stock	—	—	—	—	—	(563)	—	(563)	—	(563)
Share-based compensation related to stock options and restricted stock	—	—	—	—	745	—	—	745	—	745

Balance, September 30, 2009	83,044	6,854	$830	$69	$231,260	$(86,250)	$8,621	$154,530	$122,303	$276,833

(a)	Accumulated deficit at January 1, 2009 was decreased by approximately $485 representing the Company’s pro rata share of the after tax non-credit portion of other-than temporary impairment losses recognized by Bluegreen Corporation (“Bluegreen”). These other-than temporary losses, which were previously recognized in earnings, have been reclassified to accumulated other comprehensive income (loss).
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2009	2008

Net cash provided by operating activities	$25,754	41,473

Investing activities:
Proceeds from redemption of investment securites	—	14,365
Proceeds from maturities of investment securites	34,560	—
Purchase of investment securities	(59,520)	(2,792)
Proceeds from redemption of tax certificates	135,527	252,946
Purchase of tax certificates	(63,730)	(363,013)
Proceeds from sales of securities available for sale	318,779	376,070
Proceeds from maturities of securities available for sale	116,743	121,040
Purchase of securities available for sale	(75,500)	(291,241)
Decrease in restricted cash	12,971	1,393
Cash paid in settlement of Woodbridge’s subsidiary bankruptcy	(12,430)	—
Purchases of FHLB stock	(2,295)	(45,810)
Redemption of FHLB stock	8,151	42,661
Investments in unconsolidated affiliates	(973)	(66)
Distributions from unconsolidated affiliates	564	2,589
Net decrease (increase) in loans	305,467	(16,552)
Proceeds from the sale of loans receivable	5,427	10,100
Adjustment to acquisition of Pizza Fusion	3,000	—
Improvements to real estate owned	(1,018)	(19)
Proceeds from sales of real estate owned	3,715	2,533
Net additions to office properties and equipment	(3,016)	(2,237)
Net cash outflows from the sale of Central Florida branches	—	(4,491)

Net cash provided by investing activities	726,422	97,476

Financing activities:
Net increase (decrease) in deposits	39,683	(65,214)
Prepayments of FHLB advances	(1,159,463)	—
Net proceeds of FHLB advances	527,000	71,000
Decrease in securities sold under agreements to repurchase	(14,908)	(4,818)
Decrease in federal funds purchased	(235,580)	(58,975)
Repayment of notes and bonds payable	(2,612)	(31,307)
Proceeds from notes and bonds payable	132	8,382
Preferred stock dividends paid	(563)	(562)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock from non-BFC shareholders	45,377	103
Purchase and retirement of Woodbridge Class A common stock	(13)	—
Purchase and retirement of Class A common stock	—	(48)
BankAtlantic Bancorp cash dividends paid to non-BFC shareholders	(198)	(637)
Venture partnership distribution paid to non-BFC interest holder	—	(410)
Payment of Woodbridge debt issuance costs	(1,167)	(577)

Net cash used in financing activities	(802,312)	(83,063)

(Decrease) increase in cash and cash equivalents	(50,136)	55,886
Cash and cash equivalents at the beginning of period	278,937	332,155

Cash and cash equivalents at end of period	$228,801	388,041

Supplemental cash flow information:
Interest paid on borrowings and deposits	$78,149	118,649
Income tax refund	—	(29,711)
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	21,268	6,859
BFC and Woodbridge Merger related transactions:
Increase in BFC’s Class A Common Stock	448	—
Increase in additional paid-in capital	99,135	—
Decrease in BFC’s non-controlling interest in Woodbridge	(99,583)	—
Increase (decrease) in BFC accumulated other comprehensive income, net of taxes	10,919	(3,966)
Net increase in equity from the effect of subsidiaries’ capital transactions to BFC, net of income taxes	7,818	69
Net increase in shareholders’ equity resulting from the cumulative impact of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	485	—
Stifel common stock received pursuant to Stifel merger agreement	8,589	11,309
See accompanying notes to unaudited consolidated financial statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
     BFC Financial Corporation (“BFC” or the “Company”) is a diversified holding company whose principal holdings include its wholly-owned subsidiary, Woodbridge Holdings, LLC, and its subsidiaries (through which BFC holds shares of Bluegreen Corporation), and a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries (“BankAtlantic Bancorp”). BFC also holds a noncontrolling interest in Benihana, Inc. (“Benihana”), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
     On September 21, 2009, Woodbridge Holdings Corporation (formerly Levitt Corporation) merged with and into a wholly-owned subsidiary of BFC (the “Merger”). Upon consummation of the Merger, the subsidiary’s name was changed to Woodbridge Holdings, LLC, and Woodbridge Holdings, LLC continued as the surviving company of the Merger and the successor entity to Woodbridge Holdings Corporation. As a result of the Merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded. For further information about the Merger, see Note 2 Merger and Acquisitions. As used in this Quarterly Report on Form 10-Q, “Woodbridge” means Woodbridge Holdings Corporation prior to the Merger, and Woodbridge Holdings, LLC at and after the effective time of the Merger.
     Historically, Woodbridge’s operations were primarily within the real estate industry; however, Woodbridge more recently has pursued investments and acquisitions both within and outside of the real estate industry, as well as its activities associated with its master-planned communities. Woodbridge engages in business activities through its Land Division, which currently consists of the operations of Core Communities, LLC (“Core Communities” or “Core”), which has developed master-planned communities, and through its Other Operations segment (“Woodbridge Other Operations”), which currently includes the other operations of Woodbridge, the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a quick service organic restaurant franchisor, the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). An equity investment in Bluegreen Corporation (“Bluegreen”), a publicly-traded timeshare operator, and investments in securities are also included in the Woodbridge Other Operations segment.
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
     As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into on June 27, 2008. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement), was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. See Note 25 for further information regarding the bankruptcy of Levitt and Sons.
     BFC is required under generally accepted accounting principles (“GAAP”) to consolidate the financial results of the companies in which it has controlling interests. As a consequence, the financial information of BankAtlantic Bancorp is presented on a consolidated basis in BFC’s financial statements. Prior to the consummation of the Merger, BFC owned approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. Accordingly, since BFC had a controlling interest in Woodbridge prior to the Merger, the financial results of Woodbridge were and, after the Merger, continue to be consolidated in BFC’s financial statements as required under GAAP. Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and its subsidiaries and Woodbridge and its subsidiaries are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of BankAtlantic Bancorp and Woodbridge are not available to BFC, absent a dividend or distribution from BankAtlantic Bancorp and Woodbridge.
     BFC’s ownership in BankAtlantic Bancorp as of September 30, 2009 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote

Class A Common Stock	17,333,428	35.93%	19.04%
Class B Common Stock	975,225	100.00%	47.00%

Total	18,308,653	37.20%	66.04%

     BFC purchased an aggregate of 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock in BankAtlantic Bancorp’s September 2009 rights offering to its shareholders (the “Rights Offering”) for an aggregate purchase price of $29.9 million. BFC’s acquisition of the 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock upon exercise of its subscription rights increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 7.3% to 37.2% from 29.9% and increased BFC’s voting interest by approximately 6.7% to 66.0% from 59.3%. The shares acquired in the rights offering are included in the table above.
     BankAtlantic Bancorp is a unitary savings bank holding company organized under the laws of the State of Florida. BankAtlantic Bancorp’s principal asset is its investment in BankAtlantic and its subsidiaries. BankAtlantic is a federal savings bank headquartered in Fort Lauderdale, Florida.
     On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary of BankAtlantic Bancorp engaged in retail and institutional brokerage and investment banking. Under the terms of the Ryan Beck sales agreement, BankAtlantic Bancorp received additional consideration based on Ryan Beck revenues over the two-year period following the closing of the sale and BankAtlantic Bancorp also indemnified Stifel against certain losses arising out of activities of Ryan Beck prior to its sale. Included in the Company’s consolidated statement of operations in discontinued operations for the three and nine months ended September 30, 2009 and 2008 was earn-out consideration net of indemnification reserves.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s consolidated financial condition at September 30, 2009 and December 31, 2008; the consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2009 and 2008, the consolidated cash flows and the changes in consolidated equity for the nine months ended September 30, 2009. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 20, 2009, which financial statements were reissued from the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in order to reflect the implementation of the change in accounting for noncontrolling interests, which the Company adopted on January 1, 2009. All significant inter-company balances and transactions have been eliminated in consolidation.
     Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.
Revisions and Reclassifications
     On January 1, 2009, the Company adopted the change in accounting for noncontrolling interests and,

accordingly, the Company reflects the presentation of noncontrolling interests as a separate item in the equity section in the Company’s Consolidated Statements of Financial Condition. The Company also reflects the amount attributable to noncontrolling interests and the amount attributable to BFC separately in the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss and Consolidated Statement of Changes in Equity. The change in accounting for noncontrolling interests was applied prospectively with the exception of the financial statements presentation and required disclosures, which were applied retrospectively for all periods presented.
     In 2007, Core Communities began soliciting bids from several potential buyers to purchase assets associated with two of Core’s commercial leasing projects (the “Projects”). As the criteria for assets held for sale had been met in accordance with authoritative guidance, the assets were reclassified to assets held for sale and the liabilities related to those assets were reclassified to liabilities related to assets held for sale. The results of operations for these assets were reclassified as discontinued operations. During the fourth quarter of 2008, it was determined that given the difficulty in predicting the timing or probability of a sale of the assets associated with the Projects as a result of, among other things, the economic downturn and disruptions in the credit markets, the requirements were no longer met to classify these assets as held for sale and to be included in discontinued operations. Therefore, the results of operations for these Projects were reclassified back into continuing operations for prior periods to conform to the current periods’ presentation.
     A revision was recorded in the first quarter of 2009 to account for assets and non-controlling interests which Woodbridge determined were not recorded properly in connection with the initial application of purchase accounting to Woodbridge’s investment in Pizza Fusion. The adjustment resulted in an increase in cash of $3.0 million, goodwill of $1.1 million and noncontrolling interest of $4.1 million. The $3.0 million increase in cash flows from investing activities in connection with the consolidation of Pizza Fusion was included in the accompanying unaudited consolidated statements of cash flows for the nine months ended September 30, 2009. The impact of this revision was not material to our consolidated statements of financial condition at September 30, 2008 and December 31, 2008, nor was it material to our consolidated statements of cash flows for the periods then ended. The revision had no impact on our net income or loss or on our cash flows from operating activities for the three month periods ended September 30, 2008 and December 31, 2008.
2. Merger and Acquisitions
     Woodbridge Merger
     On September 21, 2009, Woodbridge Holdings Corporation and BFC consummated their previously announced merger, pursuant to which Woodbridge merged with and into a wholly-owned subsidiary of BFC. Upon the effectiveness of the Merger, the subsidiary was re-named Woodbridge Holdings, LLC, and Woodbridge Holdings, LLC continued as the surviving company of the Merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the Merger, which was approved by the shareholders of Woodbridge and BFC at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Common Stock automatically converted into the right to receive 3.47 shares of BFC’s Class A Common Stock. Shares otherwise issuable to BFC attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by BFC were canceled in connection with the Merger. In accordance with generally accepted accounting principles relating to entities having an existing controlling interest, in connection with the Merger, BFC recorded an increase in its Shareholders’ Equity of approximately $99.6 million, which was allocated between common stock and additional paid-in capital. BFC incurred approximately $841,000 in direct costs associated with the Merger which was recorded in the unaudited consolidated statements of operations in BFC Activities — other expenses.
     Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the Merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive from Woodbridge a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth, among other things, the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the Merger as determined by Woodbridge. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share; or

(ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. As of the date of this filing, one Dissenting Holder which held approximately 400,000 shares of Woodbridge’s Class A Common Stock had withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively hold approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Dissenting Holders who wish to withdraw from the appraisal process despite their return of an appraisal form may do so until November 30, 2009. If any Dissenting Holder’s demand for payment remains unsettled within 60 days after Woodbridge received the appraisal form from the Dissenting Holder rejecting Woodbridge’s offer, Woodbridge will be required to commence a proceeding to determine the fair value of the shares and accrued interest. The Company has not recorded a liability in the Company’s consolidated financial statements with respect to the amount that may be payable to the Dissenting Holders because at this time we can not determine the result of the appraisal process.
     Prior to the consummation of the Merger, BFC owned approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. Since BFC had a controlling interest in Woodbridge, the financial results of Woodbridge prior to the Merger were consolidated in BFC’s financial statements and continue to be consolidated in BFC’s financial statements. The Merger is being accounted for as an equity transaction for financial reporting and accounting purposes in accordance with recently adopted Financial Accounting Standards Board (“FASB”) authoritative guidance in connection with noncontrolling interests, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.
     BankAtlantic Bancorp — Shares Acquired by BFC
     BankAtlantic Bancorp distributed to each holder of record of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock held on August 24, 2009, 4.441 subscription rights for each share of such stock owned on that date (the “Rights Offering”). Each whole subscription right entitled the holder to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at a purchase price of $2.00 per share. The Rights Offering commenced on August 28, 2009 and was completed on September 29, 2009.
     BFC exercised its subscription rights in the Rights Offering to purchase an aggregate of 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $29.9 million. This purchase increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 7.3% to 37.2% from 29.9% and increased BFC’s voting interest by approximately 6.7% to 66.0% from 59.3%.
     BFC’s purchase of the 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock is being accounted for as an equity transaction in accordance with recently adopted FASB authoritative guidance effective on January 1, 2009, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling financial interest in its subsidiary are reported as equity transactions. Accordingly, BFC’s increase in BankAtlantic Bancorp’s ownership interest resulted in an increase to additional paid-in capital of approximately $7.0 million which represents the excess carrying value of the noncontrolling interest acquired over the consideration paid. Prior to January 1, 2009, such transactions were accounted for as step acquisitions under the purchase method of accounting.
     During August 2008, BFC purchased an aggregate of 400,000 shares of BankAtlantic Bancorp’s Class A common stock on the open market for an aggregate purchase price of $2.8 million. BFC’s acquisition of the 400,000 shares of BankAtlantic Bancorp’s Class A common stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 3.6% and increased BFC’s voting interest by approximately 2.1%.
     The acquisition of additional shares of BankAtlantic Bancorp during August 2008 was accounted for as a step acquisition under the purchase method of accounting. Accordingly, the net assets of BankAtlantic Bancorp were recognized at estimated fair value to the extent of BFC’s increase in its ownership interest at the acquisition date. The excess of the fair value over the purchase price (negative goodwill) of $16.7 million was allocated as a pro rata reduction of the amounts that would otherwise have been assigned ratably to all of the non-current and non-financial acquired assets, except assets to be disposed of by sale and deferred tax assets, until the basis of such acquired assets was zero. The remaining unallocated negative goodwill of approximately $9.1 million was recognized as an extraordinary gain.

     Acquisition of Pizza Fusion
     On September 18, 2008, Woodbridge, through a wholly-owned subsidiary, purchased for an aggregate of $3.0 million, 2,608,696 shares of Series B Convertible Preferred Stock of Pizza Fusion, together with warrants to purchase up to 1,500,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. Woodbridge also received options, exercisable on or prior to September 18, 2009, to purchase up to 521,740 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share, which, if exercised, entitled Woodbridge to receive additional warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. On July 2, 2009, Woodbridge exercised its option to purchase 521,740 shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share or an aggregate purchase price of $600,000. Upon the exercise of the option, Woodbridge was also granted warrants to purchase up to 300,000 additional shares of Series B Convertible Preferred Stock of Pizza Fusion at an exercise price of $1.44 per share. The warrants have a term of 10 years, subject to earlier expiration under certain circumstances. The purchase of the additional Pizza Fusion shares acquired in July 2009 is being accounted for as an equity transaction in accordance with FASB authoritative guidance adopted on January 1, 2009, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling financial interest in its subsidiary are reported as equity transactions.
     Pizza Fusion is a restaurant franchise which was founded in 2006 and which operates in a niche market within the quick service and organic food industries. As of September 30, 2009, Pizza Fusion had 20 restaurants, including two restaurants owned by Pizza Fusion and eighteen franchised restaurants, operating in nine states and had entered into franchise agreements for an additional 6 stores by June 2010. Additionally, Pizza Fusion has entered into international development agreements for the future development and operation of a minimum of ten restaurants in Saudi Arabia and 29 restaurants in the United Kingdom.
     During 2008, Woodbridge determined that the Pizza Fusion investment was a variable interest entity. Because Pizza Fusion is in its early stages, it will likely require additional financial support for its normal operations and further expansion of its franchise operations. Furthermore, on a fully diluted basis, the investment represents a significant interest in Pizza Fusion and, therefore, we expect to bear the majority of the variability of the risks and rewards of Pizza Fusion. Additionally, as the sole holder of the Series B Convertible Preferred Stock, we have authority under Pizza Fusion’s Amended and Restated Articles of Organization to elect a majority of the members of the Board of Directors of Pizza Fusion. Based upon these factors, it was concluded that Woodbridge is the primary beneficiary of Pizza Fusion. Accordingly, while the assets of Pizza Fusion are not available to us, the assets and liabilities of Pizza Fusion are consolidated under the accounting guidance of variable interest entities. In connection with the September 2008 acquisition of the shares of Pizza Fusion’s Series B Convertible Preferred Stock, $5.5 million of intangible assets was recorded, including $2.0 million in goodwill. The intangible assets consist primarily of the value of franchise agreements that had been executed by Pizza Fusion at the acquisition date. These intangible assets will be amortized over the length of the franchise agreements which is generally 10 years.
     During the quarter ended September 30, 2009, the Company performed its annual review of goodwill for impairment. Under the accounting guidance for intangibles, goodwill impairment is deemed to exist if the net carrying value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology. In its review of goodwill, the Company considered factors which it believed could impact the cash flows of the enterprise, including conditions within the credit and financing markets which could negatively impact the ability for potential franchisees to obtain financing. In addition, the Company also weighed recent economic indicators and the impact of the recession on discretionary income. Based on the considerations of these factors, it was determined that the discounted value of estimated cash flows was below the carrying value of Pizza Fusion, resulting in a write-off of the entire $2.0 million of goodwill relating to the investment. This write-off is included in Woodbridge Operations — impairment of goodwill in the unaudited consolidated statements of operations for the period ended September 30, 2009.

3. Liquidity
     BFC
     Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and its subsidiaries and Woodbridge and its subsidiaries are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC has incurred operating cash flow deficits which have been financed with available working capital. BFC expects to meet its liquidity requirements generally through existing cash balances and cash dividends from Benihana and Woodbridge and, if necessary with respect to its long-term liquidity requirements, through secured and unsecured indebtedness, future issuances of equity and/or debt securities and the sale of assets; however, there is no assurance that any of these alternatives will be available to BFC on attractive terms, or at all, particularly if the adverse current economic and financial market conditions continue. On September 23, 2009, BFC received a $30 million dividend from Woodbridge, which BFC used to increase its investment in BankAtlantic Bancorp through the exercise of the subscription rights granted to BFC in BankAtlantic Bancorp’s rights offering.
     Woodbridge Holdings
     Woodbridge Holdings, LLC is currently in discussions regarding a debt restructuring with a lender on a debt facility with an outstanding balance of approximately $37 million that is collateralized by a residential housing project. While negotiating the restructure, Woodbridge made the November payment on November 13, 2009. The lender has taken the position that the payment was late and accelerated the debt. We plan to vigorously contest this acceleration. Discussions are continuing to resolve the issues relating to the loan, however, there is no assurance that those negotiations will be successful.
     Core Communities
     At September 30, 2009, Core had no immediate availability under its various lines of credit. Core has made efforts to minimize its development expenditures in both Tradition, Florida and in Tradition Hilton Head; however, Core continues to incur expenses related to the development of these communities. Other sources of liquidity for Core include the receipt of payments on a note receivable held by Core at September 30, 2009 of approximately $4 million that matures in December 2009. In November 2009, Woodbridge purchased this note from Core at its $4 million face amount and will advance funds against the note in five installments through December 2009. The first $1 million installment was paid to Core on November 16, 2009.
     Core’s operations continue to be negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales of its real estate inventory and, as a consequence, Core is experiencing cash flow deficits.
     Core is currently in debt restructuring negotiations with a lender for loans approximating $113 million. While these negotiations continue, Core made the decision to suspend the required interest payments under the terms of these loans as of November 11, 2009. Further, the debt facilities governing these loans contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios, and Core is not currently in compliance with one or more of these covenants. Accordingly, Core is currently in default under these loans. As discussed above, Core is currently engaged in negotiations with the lender to restructure the debt facilities governing these loans; however, there can be no assurance that these negotiations will be successful.

     Core is also currently seeking to renegotiate the terms of an approximate $25 million loan with a second lender. Core has advised the lender that Core will no longer fund the operating expenses related to maintaining that lender’s collateral. The lender has agreed, pursuant to an amendment of the loan agreement, to fund certain of those operating expenses through December 31, 2009 out of a previously established interest reserve.
     Core also has two loans totaling approximately $13.7 million with a third lender which are secured by certain of Core’s commercial properties and mature in June and July 2010. Core has entered into discussions with the lender regarding restructuring these loans. In connection with these negotiations, the lender advised us that it has received a preliminary appraisal on the real estate securing the loans and, accordingly, any restructuring of the debt may be subject to the results of such appraisal and the current fair value of the real estate, which has been adversely impacted by the current adverse economic conditions. While Core is seeking to restructure the loans without making a re-margining payment to the lender, there is no assurance that a re-margining payment will not be required or that the negotiations regarding the debt restructuring will otherwise be successful.
     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding is scheduled in three installments: the first installment of $100,000 was due October 21, 2009; the second installment of $450,000 is due on January 1, 2010; the final installment is due on April 1, 2010. Additionally, Core is obligated to fund certain staffing costing $200,000 under the terms of this agreement. Core did not pay the initial $100,000 installment and has not funded the $200,000 payment for staffing, and on November 5, 2009, Core received a notice of default from the city for non payment. Core is in discussions with one of its lenders to fund the required payments out of an interest reserve account established under its loan agreement with that lender while it seeks to resolve this issue. However, in the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city which could result in a loss of entitlements associated with the development project.
     As discussed above, the operations of Core have been negatively impacted by the deterioration of the real estate market. Based on an ongoing evaluation of its cost structure and in light of current market conditions, Core has reduced its head count by 20 employees resulting in approximately $1.3 million in severance charges to be recorded in the fourth quarter of 2009.
     The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and as they arise. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and there is no assurance that Woodbridge will provide any funds to Core. Core’s results are reported separately for segment purposes as the Land Division segment in Note 6. Core’s financial information included in the unaudited consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the unaudited consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty.
     BankAtlantic Bancorp and BankAtlantic
     BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels, borrowing availability under its lines of credit, and Treasury and Federal Reserve lending programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow or make the terms of the borrowings and deposits less favorable. As a result, there is a risk that cost of funds will increase or that the availability of funding sources may decrease. As of September 30, 2009, BankAtlantic had $208 million of cash and available unused borrowings of approximately $706 million, consisting of $407 million of unused FHLB line of credit capacity, $191 million of unpledged securities and $108 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to periodic reviews and they may be terminated, suspended or reduced at any time.
     As of September 30, 2009, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that BankAtlantic Bancorp or BankAtlantic would be successful in raising additional capital in subsequent periods on favorable terms or at all. BankAtlantic Bancorp’s inability to raise capital, if required, could have a material adverse impact on BFC’s and BankAtlantic Bancorp’s financial condition and results.
4. Fair Value Measurement
     The accounting guidance defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also defines valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three main valuation techniques to measuring fair value of assets and liabilities: the market approach, the income approach and the cost approach. The input fair value hierarchy has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 (in thousands):

	September 30.	Fair Value Measurements at September 30, 2009
Description	2009	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$230,737	—	230,737	—
REMICS (1)	123,561	—	123,561	—
Bonds	250	—	—	250
Benihana Convertible Preferred Stock	21,284	—	—	21,284
Other equity securities (2)	17,225	17,061	—	164

Total securities available for sale at fair value	$393,057	17,061	354,298	21,698

	December 31,	Fair Value Measurements at December 31, 2008
Description	2008	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$532,873	—	532,873	—
REMICS (1)	166,351	—	166,351	—
Bonds	250	—	—	250
Benihana’s Convertible Preferred Stock	16,426	—	—	16,426
Other equity securities (2)	6,798	5,210	—	1,588

Total securities available for sale at fair value	$722,698	5,210	699,224	18,264

(1)	BankAtlantic invests in real estate mortgage investment conduits (“REMICs”) that are guaranteed by the U.S. government or its agencies.

(2)	Equity securities include Woodbridge’s investment in Office Depot’s common stock with an estimated fair value of approximately $9.5 million and $4.3 million at September 30, 2009 and December 31, 2008, respectively. (See Note 9 for further information, including information regarding the sale of 1.4 million shares of Office Depot common stock in November 2009 for $8.5 million.)
     There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements at September 30, 2009 and December 31, 2008.

     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009
		Benihana
		Convertible	Equity
	Bonds	Preferred Stock	Securities	Total

Beginning Balance	$250	20,511	210	20,971
Total gains and losses (realized/unrealized)
Included in earnings
Included in other comprehensive income	—	773	(46)	727
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$250	21,284	164	21,698

	Nine Months Ended September 30, 2009
		Benihana
		Convertible	Equity
	Bonds	Preferred Stock	Securities	Total

Beginning Balance	$250	16,426	1,588	18,264
Total gains and losses (realized/unrealized)
Included in earnings	—	—	(1,378)	(1,378)
Included in other comprehensive income	—	4,858	(46)	4,812
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$250	21,284	164	21,698

     The loss of $1.4 million associated with equity securities was included in Financial Services — securities activities, net in the Company’s statements of operations for the nine months ended September 30, 2009 and represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.
     The following table presents the changes in major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended September 30, 2008
		Stifel	Equity
	Bonds	Warrants	Securities	Total

Beginning Balance	$482	13,257	3,372	17,111
Total gains and losses (realized/unrealized)
Included in earnings	—	1,108	—	1,108
Included in other comprehensive loss	—	—	320	320
Purchases, issuances, and settlements	(200)	(14,365)	—	(14,565)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$282	—	3,692	3,974

	Nine Months Ended September 30, 2008
		Stifel	Equity
	Bonds	Warrants	Securities	Total

Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Included in earnings	—	3,704	—	3,704
Included in other comprehensive loss	1	—	(1,441)	(1,440)
Purchases, issuances, and settlements	(400)	(14,365)	—	(14,765)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$282	—	3,692	3,974

     The $1.1 million and $3.7 million of gains included in earnings for the three and nine months ended September 30, 2008, respectively, represents realized gains on the sale of Stifel warrants.
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
     Benihana’s Convertible Preferred Stock
     The fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares that BFC would acquire upon conversion of its shares of Benihana’s Convertible Preferred Stock.
     The following table presents major categories of assets measured at fair value on a non-recurring basis for the nine months ended September 30, 2009 (in thousands):

	Carrying	Fair Value			Total
Description	Amount	(Level 1)	(Level 2)	(Level 3)	Impairments
Loans measured for impairment using the fair value of the collateral	$219,173	—	—	219,173	$78,710
Impaired real estate owned	4,373	—	—	4,373	760
Impaired real estate held for development and sale	162,676	—	—	162,676	32,758
Impaired goodwill	—	—	—	—	10,542
Investment in Bluegreen	29,028	29,028	—	—	31,181

Total	$415,250	29,028	—	386,222	$153,951

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
     Impaired Real Estate
     Real estate inventory is evaluated for impairment on a project-by-project basis in accordance with the accounting guidance for the impairment or disposal of long-lived assets. In accordance with this accounting guidance, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. Using estimated future undiscounted cash flows or appraisals requires significant judgment and opinions in developing estimates. As a consequence of using these valuation methods, the fair values of the properties are considered a Level 3 valuation. Real estate may also be valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties, and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.
     Impaired Goodwill
     During the three months ended September 30, 2009, a goodwill impairment was recorded with respect to the Pizza Fusion investment. In determining the fair value of the investment, the Company used discounted cash flow valuation techniques and also considered conditions within the credit and financing markets which could negatively impact the ability for potential franchisees to obtain financing. In addition, the Company also weighed recent economic indicators and the impact of the recession on discretionary income. Based on the consideration of these factors, it was determined that the discounted value of the estimated cash flows was below the carrying value of the Pizza Fusion investment resulting in a $2.0 million goodwill impairment charge. Using estimated future discounted cash flow valuation techniques requires significant judgments in developing fair value estimates, which are considered a Level 3 valuation.
     Goodwill impairment relating to BankAtlantic Bancorp’s tax certificates and investments reporting units in the aggregate amount of $8.5 million, net of a purchase accounting adjustment from the 2008 step acquisition in the amount of approximately $0.6 million, was recorded during the nine months ended September 30, 2009. The remaining goodwill on the Company’s statement of financial condition primarily relates to BankAtlantic Bancorp’s capital services reporting unit. The goodwill associated with this reporting unit was determined not to be impaired as of September 30, 2009. In determining the fair value of the reporting units, BankAtlantic Bancorp used discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all BankAtlantic Bancorp reporting units derived from the above valuation methodology was compared to BankAtlantic Bancorp’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. BankAtlantic Bancorp used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan, tax certificates and securities growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could impact the fair value assigned to a reporting unit. Future potential changes in these assumptions may significantly impact the estimated fair value of a reporting unit and cause the fair value of a reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units are considered a Level 3 valuation.
Financial Disclosures about Fair Value of Financial Instruments

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$228,801	228,801	278,937	278,937
Restricted cash	8,317	8,317	21,288	21,288
Securities available for sale	393,057	393,057	722,698	722,698
Investment securities	36,955	38,687	12,008	12,475
Tax certificates	138,401	138,876	213,534	224,434
Federal Home Loan Bank Stock	48,751	48,751	54,607	54,607
Loans receivable including loans held for sale, net	3,838,653	3,483,788	4,317,645	3,950,557

Financial liabilities:
Deposits	$3,959,479	3,954,309	3,919,796	3,919,810
Advances from FHLB	342,132	344,337	967,491	983,582
Short term borrowings	29,238	29,238	279,726	279,777
Subordinated debentures, mortgage notes payable and mortgage-backed bonds	285,381	271,931	287,772	266,851
Junior subordinated debentures	386,947	151,995	376,104	152,470
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
     The fair value of performing loans is calculated using an income approach with Level 3 inputs by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades.
     The fair value of tax certificates was calculated using the income approach with Level 3 inputs by discounting expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.
     The fair value of FHLB stock is estimated to be its carrying amount.
     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is considered the same as book value. The fair value of certificates of deposit is calculated using an income approach with Level 3 inputs by discounting value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.
     The fair value of short term borrowings was calculated using the income approach with Level 2 inputs with contractual cash flows discounted based on current interest rates. The carrying value of these borrowings approximates fair value as maturities are generally less than thirty days.
     The fair value of FHLB advances was calculated using the income approach with Level 2 inputs with the fair value based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.
     The fair values of subordinated debentures and mortgage and notes payable were based on discounted values of contractual cash flows at a credit adjusted market discount rate.
     In connection with determining the fair value of all of BankAtlantic Bancorp’s junior subordinated debentures as of September 30, 2009, BankAtlantic Bancorp solely utilized the NASDAQ price quotes available with respect to its $60.8 million of publicly traded debentures (“public debentures”). However, $244.1 million of its outstanding debentures are not traded, but are held in pools and privately with no liquidity or readily determinable source for valuation (“private debentures”). Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at September 30, 2009, and as a practical expedient method, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or publicly traded. At September 30, 2009, the estimated fair value of Woodbridge’s outstanding junior subordinated debentures was obtained by using the income approach by discounting estimated cash flows at a market discount rate. As of December 31, 2008, the Company estimated the fair value of BankAtlantic Bancorp and Woodbridge’s outstanding junior subordinated debentures using the income approach by discounting estimated cash flows at a market discount rate.
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing market. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At September 30, 2009, BankAtlantic’s residential loan portfolio included $823.2 million of interest-only loans, which represents 53% of the residential portfolio with 29% of the principal amount of these interest-only loans secured by collateral located in California. BankAtlantic has attempted to manage this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios at origination within agency guidelines.
     BankAtlantic has a high concentration of consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated from the origination dates of the loans. If the market conditions in Florida do not improve or deteriorate further BankAtlantic may be exposed to significant additional credit losses in its portfolio.

5. Noncontrolling Interests
     The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
BankAtlantic Bancorp	$118,975	170,888
Woodbridge	—	91,389
Other subsidiaries	3,328	277

	$122,303	262,554

     The following table summarizes the noncontrolling interests loss (earnings) recognized by others with respect to the Company’s subsidiaries for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Noncontrolling Interests — Continuing Operations:
BankAtlantic Bancorp	$36,493	7,999	96,010	41,584
Woodbridge	6,467	44,446	(5,347)	59,814
Other subsidiaries	386	8	872	(54)

	$43,346	52,453	91,535	101,344

Noncontrolling Interests — Discontinued Operations:
BankAtlantic Bancorp	$351	(3,583)	(2,592)	(4,440)
Woodbridge	—	—	—	—
Other subsidiaries	—	—	—	—

	$351	(3,583)	(2,592)	(4,440)

Net Loss (Income) Attributable to Noncontrolling Interests	$43,697	48,870	88,943	96,904

     On September 21, 2009, Woodbridge and BFC consummated the previously described Merger pursuant to which Woodbridge became a wholly-owned subsidiary of BFC. Prior to consummation of the Merger, BFC owned approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. The noncontrolling interest in Woodbridge represents the noncontrolling interest results prior to consummation of the Merger. For additional information see Note 2.
6. Segment Reporting
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

     The Company continues to operate through five reportable segments, which are: BFC Activities, Land Division, Woodbridge Other Operations, BankAtlantic and BankAtlantic Bancorp Other Operations. The Company’s financial services activities include BankAtlantic Bancorp’s results of operations and consist of two reportable segments, which are: BankAtlantic and BankAtlantic Bancorp Other Operations. The activities of the Company’s Woodbridge subsidiary consist of two reportable segments, which are: Land Division and Woodbridge Other Operations.
     The Company evaluates segment performance based on income (loss) net of tax and noncontrolling interests.
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
Land Division
     The Company’s Land Division segment consists of Core Communities’ operations.
Woodbridge Other Operations
     The Woodbridge Other Operations segment consists of the operations of Woodbridge other than Core Communities’ operations, including the operations of Pizza Fusion and Carolina Oak and other investment activities through Cypress Creek Capital and Snapper Creek. The equity investment in Bluegreen and other security investments are also included in the Woodbridge Other Operations segment.
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

     The table below sets forth the Company’s segment information as of and for the three month periods ended September 30, 2009 and 2008 (in thousands):

					BankAtlantic
			Woodbridge		Bancorp
	BFC	Land	Other		Other
For the Three Months Ended September 30, 2009	Activities	Division	Operations	BankAtlantic	Operations	Eliminations	Total

Revenues:
Sales of real estate	$—	130	—	—	—	—	130
Interest and dividend income	1,071	42	142	53,668	85	(10)	54,998
Other income	873	2,443	736	35,384	61	(1,108)	38,389

Total revenues	1,944	2,615	878	89,052	146	(1,118)	93,517

Costs and Expenses:
Cost of sale of real estate	6,297	17,980	4,300	—	—	3,087	31,664
Interest expense, net	(85)	1,939	2,381	12,183	3,718	(11)	20,125
Provision for loan losses	—	—	—	52,246	11,340	—	63,586
Impairment of goodwill	(583)	—	2,001	583	—	—	2,001
Other expenses	4,477	4,868	4,908	59,449	2,176	(1,098)	74,780

Total costs and expenses	10,106	24,787	13,590	124,461	17,234	1,978	192,156

Equity in earnings from unconsolidated affiliates	21	—	11,781	108	303	—	12,213
Impairment of unconsolidated affiliates	—	—	(10,780)	—	—	—	(10,780)

Loss from continuing operations before income taxes	(8,141)	(22,172)	(11,711)	(35,301)	(16,785)	(3,096)	(97,206)
Provision for income taxes	—	—	—	3	—	—	3

Loss from continuing operations	(8,141)	(22,172)	(11,711)	(35,304)	(16,785)	(3,096)	(97,209)

Discontinued operations less income taxes	(150)	—	—	—	(500)	150	(500)

Net loss	(8,291)	(22,172)	(11,711)	(35,304)	(17,285)	(2,946)	(97,709)
Less: Net loss attributable to noncontrolling interests	9	1,511	4,469	24,735	12,109	864	43,697

Net loss attributable to BFC	$(8,282)	(20,661)	(7,242)	(10,569)	(5,176)	(2,082)	(54,012)

Total assets	$21,277	303,267	162,088	4,882,385	496,774	(446,344)	5,419,447

					BankAtlantic
			Woodbridge		Bancorp
	BFC	Land	Other		Other
For the Three Months Ended September 30, 2008	Activities	Division	Operations	BankAtlantic	Operations	Eliminations	Total

Revenues:
Sales of real estate	$—	8,450	1,847	—	—	225	10,522
Interest and dividend income	327	1,461	418	80,944	288	(1,177)	82,261
Other income	1,745	4,903	328	33,795	1,334	(175)	41,930

Total revenues	2,072	14,814	2,593	114,739	1,622	(1,127)	134,713

Costs and Expenses:
Cost of sales of real estate	48	5,029	1,906	—	—	80	7,063
Interest expense, net	(54)	758	1,745	29,749	5,066	(78)	37,186
Provision for loan losses	—	—	—	22,924	8,290	—	31,214
Other expenses	2,717	6,253	6,496	66,805	2,043	(1,241)	83,073

Total costs and expenses	2,711	12,040	10,147	119,478	15,399	(1,239)	158,536

Equity in (loss) earnings from unconsolidated affiliates	(28)	—	2,241	122	143	—	2,478
Impairment of investment in unconsolidated affiliate	4,693	—	(53,576)	—	—	—	(48,883)

(Loss) income from continuing operations before income taxes	4,026	2,774	(58,889)	(4,617)	(13,634)	112	(70,228)
Benefit for income taxes	(5,132)	—	—	(2,525)	(4,744)	—	(12,401)

(Loss) income from continuing operations	9,158	2,774	(58,889)	(2,092)	(8,890)	112	(57,827)
Discontinued operations, less income tax	1,438	—	—	—	4,919	(1,336)	5,021
Extraordinary gain, less income tax	9,145	—	—	—	—	—	9,145

Net (loss) income	19,741	2,774	(58,889)	(2,092)	(3,971)	(1,224)	(43,661)
Less: Net loss (income) attributable to noncontrolling interests	9	(2,200)	46,735	1,451	2,965	(90)	48,870

Net (loss) income attributable to BFC	$19,750	574	(12,154)	(641)	(1,006)	(1,314)	5,209

Total assets	$25,291	361,583	252,262	6,112,979	699,326	(599,560)	6,851,881

     The table below sets forth the Company’s segment information as of and for the nine month periods ended September 30, 2009 and 2008 (in thousands):

					BankAtlantic
			Woodbridge		Bancorp
	BFC	Land	Other		Other
For the Nine Months Ended September 30, 2009	Activities	Division	Operations	BankAtlantic	Operations	Eliminations	Total

Revenues:
Sales of real estate	$—	2,965	320	—	—	39	3,324
Interest and dividend income	2,183	135	481	173,068	490	(54)	176,303
Other income	2,790	7,564	2,002	100,844	(490)	(3,359)	109,351

Total revenues	4,973	10,664	2,803	273,912	—	(3,374)	288,978

Costs and Expenses:
Cost of sale of real estate	6,297	19,786	4,473	—	—	3,102	33,658
Interest expense, net	(253)	4,610	6,230	49,736	11,950	(55)	72,218
Provision for loan losses	—	—	—	131,721	19,636	—	151,357
Impairment of goodwill	(583)	—	2,001	9,124	—	—	10,542
Other expenses	10,425	16,277	14,624	183,688	5,740	(3,331)	227,423

Total costs and expenses	15,886	40,673	27,328	374,269	37,326	(284)	495,198

Equity in earnings from unconsolidated affiliates	2	—	28,831	289	341	—	29,463
Impairment of unconsolidated affiliates	—	—	(31,181)	—	—	—	(31,181)
Impairment of investments	—	—	(2,396)	—	—	—	(2,396)
Gain on settlement of investment in Woodbridge’s subsidiary	—	—	26,985	—	—	13,384	40,369

(Loss) income from continuing operations before income taxes	(10,911)	(30,009)	(2,286)	(100,068)	(36,985)	10,294	(169,965)
Provision for income taxes	—	—	—	3	—	—	3

(Loss) income from continuing operations	(10,911)	(30,009)	(2,286)	(100,071)	(36,985)	10,294	(169,968)
Discontinued operations, less income taxes	1,108	—	—	—	3,701	(1,108)	3,701

Net (loss) income	(9,803)	(30,009)	(2,286)	(100,071)	(33,284)	9,186	(166,267)
Less: Net loss (income) attributable to noncontrolling interests	21	7,692	(2,491)	70,102	23,316	(9,697)	88,943

Net loss attributable to BFC	$(9,782)	(22,317)	(4,777)	(29,969)	(9,968)	(511)	(77,324)

					BankAtlantic
			Woodbridge		Bancorp
	BFC	Land	Other		Other
For the Nine Months Ended September 30, 2008	Activities	Division	Operations	BankAtlantic	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	10,315	2,482	—	—	274	13,071
Interest and dividend income	1,089	1,785	2,195	242,383	1,177	(1,323)	247,306
Other income	4,743	11,342	2,135	104,816	3,798	(3,202)	123,632

Total revenues	5,832	23,442	6,812	347,199	4,975	(4,251)	384,009

Costs and Expenses:
Cost of sales of real estate	110	6,202	2,493	—	—	106	8,911
Interest expense, net	(221)	2,622	6,522	93,260	15,651	(1,309)	116,525
Provision for loan losses	—	—	—	103,613	17,736	—	121,349
Other expenses	10,116	17,104	21,243	207,768	5,384	(3,202)	258,413

Total costs and expenses	10,005	25,928	30,258	404,641	38,771	(4,405)	505,198

Equity in (loss) earnings from unconsolidated affiliates	(81)	—	3,978	1,382	445	—	5,724
Impairment of investment in unconsolidated affiliate	4,693	—	(53,576)	—	—	—	(48,883)

(Loss) income from continuing operations before income taxes	439	(2,486)	(73,044)	(56,060)	(33,351)	154	(164,348)
Benefit for income taxes	(12,178)	—	—	(22,928)	(11,574)	—	(46,680)

(Loss) income from continuing operations	12,617	(2,486)	(73,044)	(33,132)	(21,777)	154	(117,668)
Discontinued operations, less income tax	1,600	—	—	—	6,040	(1,600)	6,040
Extraordinary gain, less income tax	9,145	—	—	—	—	—	9,145

Net (loss) income	23,362	(2,486)	(73,044)	(33,132)	(15,737)	(1,446)	(102,483)
Less: Net loss (income) attributable to noncontrolling interests	(54)	1,973	57,964	25,183	11,961	(123)	96,904

Net (loss) income attributable to BFC	$23,308	(513)	(15,080)	(7,949)	(3,776)	(1,569)	(5,579)

7. Discontinued Operations
     On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined revenues generated by Ryan Beck during the two-year period which ended on February 28, 2009 and required BankAtlantic Bancorp to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through September 30, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. BankAtlantic Bancorp has a $0.5 million receivable from Stifel as a result of Stifel withholding $0.5 million of earn-out consideration for potential indemnification claims pending the final analysis of any related liabilities. BankAtlantic Bancorp received additional earn-out consideration of $7.6 million and $9.3 million, respectively, during the three and nine months ended September 30, 2008 and recognized $0 and $4.2 million, respectively, of additional earn-out consideration during the three and nine months ended September 30, 2009. Based on information provided by Stifel to date, management of BankAtlantic Bancorp does not believe that it is obligated to indemnify Stifel under the Ryan Beck sales agreement; however, the issue of a possible indemnification claim remains unresolved and accordingly a reserve for the receivable was established.
8. Restructuring Charges and Exit Activities
     Woodbridge
     The following table summarizes the restructuring related accruals activity recorded for the nine months ended September 30, 2009 and 2008 (in thousands):

	Severance		Independent
	Related and		Contractor
	Benefits	Facilities	Agreements	Surety Bond Accrual	Total

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges (credits)	2,250	140	(11)	(150)	2,229
Cash payments	(3,586)	(352)	(618)	(532)	(5,088)

Balance at September 30, 2008	$618	798	792	1,144	3,352

Balance at December 31, 2008	$129	704	597	1,144	2,574
Restructuring charges (adjustments)	82	—	43	(49)	76
Cash payments	(211)	(279)	(532)	(122)	(1,144)

Balance at September 30, 2009	$—	425	108	973	1,506

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
     During the three and nine months ended September 30, 2008, the Company recorded severance and benefits related restructuring charges of approximately $227,000 and $2.3 million, respectively. During the three and nine months ended September 30, 2009, the Company recorded $0 and $82,000 of these charges, respectively.
     For the three months ended September 30, 2009 and 2008, the aggregate payments in connection with severance and termination charges related to the above described employee fund, as well as severance for employees other than Levitt and Sons employees, were approximately $0 and $905,000, respectively. For the nine months ended September 30, 2009 and 2008, these payments amounted to approximately $211,000 and $3.6 million, respectively. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, dependent on a variety of factors.
     The facilities accrual as of September 30, 2009 represents expense associated with property and equipment leases that Woodbridge had entered into that are no longer providing a benefit, as well as termination fees related to contractual obligations that Woodbridge cancelled. Included in this amount are future minimum lease payments, fees and expenses which are accounted for as costs associated with exit or disposal activities. Total cash payments related to the facilities accrual were $93,000 for each of the three months ended September 30, 2009 and 2008, respectively. Total cash payments related to the facilities accrual were $279,000 and $352,000 for the nine months ended September 30, 2009 and 2008, respectively.
     The independent contractor agreements accrual relates to two consulting agreements entered into by Woodbridge with former Levitt and Sons employees. The total commitment related to these agreements as of September 30, 2009 was approximately $108,000 and will be paid monthly through December 2009. During the three months ended September 30, 2009 and 2008, Woodbridge paid $144,000 and $206,000, respectively, under these agreements. During the nine months ended September 30, 2009 and 2008, Woodbridge paid $532,000 and $618,000, respectively, under these agreements.
     As of September 30, 2009, Woodbridge had $1.0 million in surety bond accruals related to certain Levitt and Sons bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $85,000 during the three months ended September 30, 2009 in accordance with the indemnity agreement for bond claims paid during the period compared to no reimbursements during the same 2008 period. For the nine months ended September 30, 2009 and 2008, Woodbridge reimbursed the surety approximately $122,000 and $532,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.0 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. (For additional information see Note 17).
     BankAtlantic Bancorp and BankAtlantic
     The following set forth liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2008	$102	990	1,092
Expenses incurred	2,191	361	2,552
Amounts paid or amortized	(1,697)	(379)	(2,076)

Balance at September 30, 2008	$596	972	1,568

Balance at January 1, 2009	$171	1,462	1,633
Expense incurred	2,024	1,666	3,690
Amounts paid or amortized	(2,066)	(105)	(2,171)

Balance at September 30, 2009	$129	3,023	3,152

     In April 2008, BankAtlantic Bancorp reduced its workforce by approximately 124 associates, or 6%. BankAtlantic Bancorp incurred $2.1 million of employee termination costs which was included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2008.
     In March 2009, BankAtlantic Bancorp further reduced its workforce by approximately 130 associates, or 7%, impacting back-office functions as well as its community banking and commercial lending business units. Approximately $2.0 million of employee termination costs was incurred which were included in the consolidated statements of operations for the nine months ended September 30, 2009.
     During the nine months ended September 30, 2008, BankAtlantic Bancorp incurred $0.4 million of contract liabilities in connection with the termination of back-office operating leases. During the nine months ended September 30, 2009, BankAtlantic Bancorp recognized an additional $1.7 million of contract termination liabilities in connection with operating leases relating to future store expansion. The additional contract liability reflects declining commercial real estate values during the period.

9. Securities Available for Sale
     The following tables summarize securities available for sale (in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$221,075	9,662	—	230,737
Real estate mortgage investment conduits (1)	119,363	4,198	—	123,561

Total mortgage-backed securities	340,438	13,860	—	354,298

Investment Securities:
Other bonds	250	—	—	250
Investment in Benihana Convertible Preferred Stock	16,426	4,858	—	21,284
Equity and other securities (2)	9,508	7,765	48	17,225

Total investment securities	26,184	12,623	48	38,759

Total	$366,622	26,483	48	393,057

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits (1)	165,449	1,846	944	166,351

Total mortgage-backed securities	687,344	12,863	983	699,224

Investment Securities:
Other bonds	250	—	—	250
Investment in Benihana Convertible Preferred Stock	16,426	—	—	16,426
Equity and other securities (2)	6,686	112	—	6,798

Total investment securities	23,362	112	—	23,474

Total	$710,706	12,975	983	722,698

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The issuers of the securities were government agencies.

(2)	Equity and other securities include an investment in Office Depot’s common stock with an estimated fair value of approximately $9.5 million and $4.3 million at September 30, 2009 and December 31, 2008, respectively. The investment in Office Depot, including information regarding our sale of 1.4 million shares of Office Depot’s common stock during November 2009 for $8.5 million is discussed below.

     As of September 30, 2009, there were no unrealized losses in connection with debt securities available for sale. The following table shows the gross unrealized losses and fair value of debt securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 (in thousands):

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$4,736	(39)	—	—	4,736	(39)
Real estate mortgage investment conduits	—	—	27,426	(944)	27,426	(944)

Total available for sale securities:	$4,736	(39)	27,426	(944)	32,162	(983)

     Unrealized losses on securities at December 31, 2008 reflect the impact of changes in interest rates. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality, management believes that these securities may recover their losses in the foreseeable future. Further, management does not currently intend to sell these debt securities and believes it will not be required to sell these debt securities before the price recovers. Accordingly, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2008.
          The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
	Cost	Value
September 30, 2009 (1) (2)
Due within one year	$254	254
Due after one year, but within five years	32	33
Due after five years, but within ten years	32,072	32,317
Due after ten years	308,330	321,944

Total	$340,688	354,548

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.
     Included in Financial Services — securities activities, net were (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Gross gains on securities sales	$4,774	23	11,284	7,462

Gross losses on securities sales	$—	—	—	4,660

Proceeds from sales of securities	$98,115	9,609	303,821	351,199

     Management of BankAtlantic Bancorp reviews its investments portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the 2009 and 2008 nine month periods, BankAtlantic Bancorp recognized $1.4 million and $1.1 million, respectively, in other-than-temporary declines in value related to an equity investment in an unrelated financial institution.
     In April 2009, the FASB amended the guidance for the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, if BankAtlantic Bancorp does not have the intention to sell and it is more-likely-than-not BankAtlantic Bancorp will not be required to sell the debt security, the difference between fair value and amortized cost is required to be segregated into credit loss and losses related to all other factors with only the credit loss recognized in earnings and all other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is more-likely-than-not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. The new guidance also requires disclosure of the reasons for recognizing a portion of impairment in other comprehensive income and the methodology and significant inputs used to calculate the credit loss component. The new guidance was adopted effective April 1, 2009. As of the adoption date, we did not hold any debt securities where an other-than-temporary impairment was previously recognized. As a consequence, a cumulative effect adjustment was not recognized upon the adoption of this new guidance.
     BFC — Benihana Investment
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.67 per share of Convertible Preferred Stock, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximate 19% voting interest and an approximate 9% economic interest in Benihana. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price plus accumulated dividends on July 2, 2014 unless BFC elects to extend the mandatory redemption date to a date no later than July 2, 2024. At September 30, 2009, the closing price of Benihana’s Common Stock was $6.09 per share. The market value of the Convertible Preferred Stock if converted to Benihana’s Common Stock at September 30, 2009 would have been approximately $9.6 million.
     In December 2008, the Company performed an impairment evaluation of its investment in the Convertible Preferred Stock and determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value of approximately $16.4 million. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities to investment securities available for sale. At September 30, 2009, the Company’s estimated fair value of its investment in Benihana’s Convertible Preferred Stock was approximately $21.3 million which includes a gross unrealized gain of approximately $4.9 million. BFC will continue to monitor this investment to determine whether any further other-than-temporary impairment charges may be required in future periods. The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares that BFC would receive upon conversion of its shares of Benihana’s Convertible Preferred Stock. See Note 21 for additional information concerning the Benihana Convertible Preferred Stock.
     Office Depot Investment
     Impairment analyses were performed in connection with the Office Depot investment, which included an evaluation of, among other things, qualitative and quantitative factors relating to the performance of Office Depot and its stock price. As a result of these evaluations, Woodbridge determined that other-than-temporary impairment charges were required at December 31, 2008 and March 31, 2009 and accordingly, recorded $12.0 million and $2.4 million, respectively, of impairment charges relating to its investment in Office Depot.
     During November 2009, Woodbridge sold all of its 1,435,000 shares of Office Depot common stock at an average price of $5.95 per share and received total proceeds of approximately $8.5 million. As a result of the sale, Woodbridge realized a gain of approximately $6.7 million which will be recognized in the fourth quarter of 2009.

10. Loans Receivable
     The consolidated loan portfolio consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Real estate loans:
Residential	$1,622,840	1,916,562
Builder land loans	63,120	84,453
Land acquisition and development	203,255	226,484
Land acquisition, development and construction	34,682	60,730
Construction and development	203,719	229,856
Commercial	725,948	713,571
Consumer — home equity	681,285	718,950
Small business	214,098	218,694
Other loans:
Commercial business	148,956	144,554
Small business — non-mortgage	97,801	108,230
Consumer loans	13,307	16,406
Deposit overdrafts	6,775	9,730

Total gross loans	4,015,786	4,448,220

Adjustments:
Premiums, discounts and net deferred fees	2,491	3,221
Allowance for loan losses	(184,662)	(137,257)

Loans receivable — net	$3,833,615	4,314,184

Loans held for sale	$5,038	3,461

     Loans held for sale at September 30, 2009 and December 31, 2008 are loans that were originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period of ownership. Gains from the sale of loans held for sale were $134,000 and $397,000 for the three and nine months ended September 30, 2009, respectively, and were $42,000 and $247,000 for the three and nine months ended September 30, 2008, respectively.
     Undisbursed loans in process consisted of the following components (in thousands):

	September 30,	December 31,
	2009	2008
Construction and development	$42,629	124,332
Commercial	41,945	38,930

Total undisbursed loans in process	$84,574	163,262

     Allowance for Loan Losses (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$172,220	106,126	137,257	94,020
Loans charged-off	(51,506)	(23,487)	(105,767)	(102,135)
Recoveries of loans previously charged-off	362	284	1,815	903

Net (charge-offs)	(51,144)	(23,203)	(103,952)	(101,232)
Provision for loan losses	63,586	31,214	151,357	121,349

Balance, end of period	$184,662	114,137	184,662	114,137

     The following summarizes impaired loans (in thousands):

	September 30, 2009		December 31, 2008
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances

Impaired loans with specific valuation allowances	$242,796	78,752	174,710	41,192
Impaired loans without specific valuation allowances	271,224	—	138,548	—

Total	$514,020	78,752	313,258	41,192

     Impaired loans without specific valuation allowances represent loans that were charged-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loan’s effective interest rate was equal to or greater than the carrying value of the loan, or large groups of smaller-balance homogeneous loans that are collectively measured for impairment.
     Collateral dependent loans are continuously monitored and impairment analyses are performed on these loans quarterly. A full appraisal is obtained when a real estate loan becomes adversely classified and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of September 30, 2009 was $324.5 million of collateral dependent loans, of which $225.6 million were measured for impairment using current appraisals and $98.9 million were measured by adjusting appraisals to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $20.2 million to reflect current market conditions on 12 loans due to property value declines since the last appraisal dates.
     As of September 30, 2009, impaired loans with specific valuation allowances had been previously charged down by $59.5 million and impaired loans without specific valuation allowances had been previously charged down by $40.3 million. As of December 31, 2008, impaired loans with specific valuation allowances had been previously charged down by $21.9 million and impaired loans without specific valuation allowances had been previously charged down by $29.5 million.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009

Contracted interest income	$6,313	17,826
Interest income recognized	1,425	2,861

Foregone interest income	$4,888	14,965

11. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Land and land development costs	$194,053	221,684
Construction costs	442	463
Capitalized interest and other costs	37,097	38,539
Land held for sale	8,043	8,077

Total	$239,635	268,763

     Real estate held for development and sale includes the Company’s real estate assets held indirectly through Woodbridge and its subsidiaries as well as BankAtlantic’s residential construction development and BFC’s unsold land at the commercial development known as Center Port in Pompano Beach, Florida.
     Real estate inventory is reviewed for impairment on a project-by-project basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. As a result of the impairment analyses performed as of September 30, 2009, the Company determined that an impairment charge of $31.6 million, which includes a purchase accounting adjustment of $6.3 million, was required to reduce the carrying amount of inventory of real estate in the Land Division to its fair value at September 30, 2009. The $31.6 million impairment charge is included in Woodbridge Operations — cost of sales in the unaudited consolidated statements of operations.
12. Investments in Unconsolidated Affiliates
     At September 30, 2009, BFC, indirectly through Woodbridge, owned approximately 9.5 million shares of Bluegreen’s common stock representing approximately 29% of Bluegreen’s outstanding common stock. We account for this investment in Bluegreen under the equity method of accounting. The cost of the Bluegreen investment is adjusted to recognize our interest in Bluegreen’s earnings or losses. The difference between a) our ownership percentage in Bluegreen multiplied by its earnings and b) the amount of our equity in earnings of Bluegreen as reflected in our financial statements relates to the amortization or accretion of purchase accounting adjustments made at the time of the acquisition of Bluegreen’s common stock and a basis difference due to impairment charges recorded on the investment in Bluegreen, as described below.
     During 2008, Woodbridge began evaluating its investment in Bluegreen on a quarterly basis for other-than-temporary impairments in accordance with accounting guidance for investments. These evaluations generally included an analysis of various quantitative and qualitative factors relating to the performance of Bluegreen and its stock price. Bluegreen’s investment was valued using a market approach valuation technique and Level 1 valuation inputs under accounting guidance for fair value measurements. Based on the results of the quarterly evaluation of the investment in Bluegreen, other-than-temporary impairment charges of $10.8 million and $31.2 million, respectively, were recorded in the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, an other-than-temporary impairment charge of $48.9 million relating to this investment, net of purchase accounting adjustments of $4.7 million, was recorded. In the fourth quarter of 2008, a $40.8 million other-than-temporary impairment charge related to the investment was recorded.
     As a result of the impairment charges taken prior to the quarter ended September 30, 2009, a basis difference was created between the investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen will be adjusted each period to reflect the amortization of this basis difference. As such, a methodology was established to allocate the impairment loss to the relative estimates of the fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization will be calculated based on the useful lives of the underlying assets and other relevant data associated with each asset category. Amortization for the three and nine months ended September 30, 2009 of approximately $10.6 million and $24.5 million, respectively, was recorded in our pro rata share of Bluegreen’s net income.
     The following table shows the reconciliation of our pro rata share of Bluegreen’s net income to our total earnings from Bluegreen recorded in the unaudited consolidated statements of operations (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Pro rata share of Bluegreen’s net income	$1,199	4,357
Amortization of basis difference	10,582	24,474

Total earnings from Bluegreen Corporation	$11,781	28,831

     The following table shows the reconciliation of our pro rata share of the net investment in Bluegreen and the investment in Bluegreen after impairment charges (in thousands):

	September 30,	December 31,
	2009	2008

Pro rata share of investment in Bluegreen Corporation	$35,735	115,065
Purchase accounting adjustment (from the step acquisition)	—	(4,700)
Amortization of basis difference	24,474	13,850
Less: Impairment of investment in Bluegreen Corporation	(31,181)	(94,426)

Investment in Bluegreen Corporation	$29,028	29,789

     Bluegreen’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of income are as follows (in thousands):
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
Total assets	$1,160,789	1,193,507

Total liabilities	$723,905	781,522

Total Bluegreen shareholders’ equity	401,983	382,467
Noncontrolling interest	34,901	29,518

Total equity	436,884	411,985

Total liabilities and shareholders’ equity	$1,160,789	1,193,507

Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues and other income	$112,677	179,786	283,197	470,268
Cost and other expenses	103,026	165,663	260,801	446,179

Income before noncontrolling interests and provision for income taxes	9,651	14,123	22,396	24,089
Provision for income taxes	(3,071)	(4,180)	(2,713)	(7,147)

Net income	6,580	9,943	19,683	16,942
Net income attributable to noncontrolling interests	(2,647)	(3,122)	(5,383)	(5,280)

Net income attributable to Bluegreen	$3,933	6,821	14,300	11,662

     On November 16, 2009, we purchased approximately 7.4 million shares of the common stock of Bluegreen from Central Florida Investments, Inc. (“CFI”) for an aggregate purchase price of approximately $23 million. Approximately $1.0 million of the approximate $23 million purchase price will be held in escrow to be used toward the payment of any obligations that CFI is determined to have to Bluegreen in connection with a pending Section 16(b) legal action against CFI and its affiliates. Any escrow funds remaining after the payment of those obligations will be returned to us. As a result of the purchase of the Bluegreen shares, the Company now owns approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding stock. Accordingly, we may be deemed to have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results will in future periods be consolidated in our financial statements.
13. Goodwill
     Goodwill is tested for potential impairment annually or during interim periods if impairment indicators exist.
     In response to deteriorating economic and real estate market conditions and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, continued to reduce its asset balances and borrowings with a view toward improving its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of BankAtlantic Bancorp’s Class A common stock on the NYSE for the month of March 2009 was $1.57 compared to $4.23 for the month of December 2008, a decline of 63%. Management of BankAtlantic Bancorp believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amount, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009. Based on the results of this interim goodwill impairment evaluation, an impairment charge of $8.5 million, net of a purchase accounting adjustment from step acquisition of approximately $0.6 million, was recorded during the three months ended March 31, 2009, relating to BankAtlantic’s tax certificate ($4.7 million) and investment ($4.4 million) reporting units.
     Management of BankAtlantic Bancorp performed an annual goodwill impairment test as of September 30, 2009 and determined that the goodwill of $13.1 million associated with BankAtlantic’s capital services reporting unit was not impaired. If market conditions do not improve or deteriorate further, goodwill impairment charges may be recognized in future periods.
     During the three months ended September 30, 2009, the Company wrote off the $2.0 million of goodwill recorded in connection with the acquisition of Pizza Fusion. The impairment charge is included in Woodbridge Operations — impairment of goodwill in the unaudited consolidated statements of operations for the period ended September 30, 2009.
14. Notes and Mortgage Notes Payable
     The following table summarizes Woodbridge’s and Core’s outstanding notes and mortgage notes payable at September 30, 2009 and December 31, 2008. These notes accrue interest at fixed rates and variable rates tied to the Prime Rate and/or LIBOR rate (in thousands):

	September 30,	December 31,
	2009	2008	Maturity Date

Core Communities:
5.50% Commercial development mortgage note payable	$58,134	58,262	June 2012
2.00% Commercial development mortgage note payable	4,681	4,724	June 2010
2.35% Commercial development mortgage note payable	9,041	8,919	July 2010
5.00% Land development mortgage note payable	25,000	25,000	February 2012
3.30% Land acquisition mortgage note payable	22,608	23,184	October 2019
6.88% Land acquisition mortgage note payable	4,736	4,928	October 2019
2.95% Land acquisition mortgage note payable	86,074	86,922	June 2011
6.00% — 6.13% Development bonds	3,281	3,291	May 2035
7.48% Other borrowings	77	102	August 2011

	213,632	215,332

Woodbridge Other Operations:
3.25% Borrowing base facility	37,174	37,458	March 2011
5.47% Other mortgage note payable	11,660	11,831	April 2015
6.50% — 9.15% Other borrowings	177	279	December 2009 – June 2013

	49,011	49,568

Total	$262,643	264,900

     Woodbridge Holdings, LLC is currently in discussions regarding a debt restructuring with a lender on a debt facility with an outstanding balance of approximately $37 million that is collateralized by a residential housing project. While negotiating the restructure, Woodbridge made the November payment on November 13, 2009. The lender has taken the position that the payment was late and accelerated the debt. We plan to vigorously contest this acceleration. Discussions are continuing to resolve the issues relating to the loan, however, there is no assurance that those negotiations will be successful.
     Core’s operations continue to be negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales of its real estate inventory and, as a consequence, Core is experiencing cash flow deficits.
     Core is currently in debt restructuring negotiations with a lender for loans approximating $113 million. While these negotiations continue, Core made the decision to suspend the required interest payments under the terms of these loans as of November 11, 2009. Further, the debt facilities governing these loans contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios, and Core is not currently in compliance with one or more of these covenants. Accordingly, Core is currently in default under these loans. As discussed above, Core is currently engaged in negotiations with the lender to restructure the debt facilities governing these loans; however, there can be no assurance that these negotiations will be successful.
     Core is also currently seeking to renegotiate the terms of an approximate $25 million loan with a second lender. Core has advised the lender that Core will no longer fund the operating expenses related to maintaining that lender’s collateral. The lender has agreed, pursuant to an amendment of the loan agreement, to fund certain of those operating expenses through December 31, 2009 out of a previously established interest reserve.
     Core also has two loans totaling approximately $13.7 million with a third lender which are secured by certain of Core’s commercial properties and mature in June and July 2010. Core has entered into discussions with the lender regarding restructuring these loans. In connection with these negotiations, the lender advised us that it has received a preliminary appraisal on the real estate securing the loans and, accordingly, any restructuring of the debt may be subject to the results of such appraisal and the current fair value of the real estate, which has been adversely impacted by the current adverse economic conditions. While Core is seeking to restructure the loans without making a re-margining payment to the lender, there is no assurance that a re-margining payment will not be required or that the negotiations regarding the debt restructuring will otherwise be successful.
     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding is scheduled in three installments: the first installment of $100,000 was due October 21, 2009; the second installment of $450,000 is due on January 1, 2010; the final installment is due on April 1, 2010. Additionally, Core is obligated to fund certain staffing costing $200,000 under the terms of this agreement. Core did not pay the initial $100,000 installment and has not funded the $200,000 payment for staffing, and on November 5, 2009, Core received a notice of default from the city for non payment. Core is in discussions with one of its lenders to fund the required payments out of an interest reserve account established under its loan agreement with that lender while it seeks to resolve this issue. However, in the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city which could result in a loss of entitlements associated with the development project.
     Core has a credit agreement with a financial institution which provided for borrowings of up to $64.3 million. The credit agreement had an original maturity date of June 26, 2009 and a variable interest rate of 30-day LIBOR plus 170 basis points or Prime Rate. During June 2009, the loan agreement was modified to extend the maturity date to June 2012. The loan, as modified, bears interest at a fixed interest rate of 5.5%. The terms of the modification also required Core to pledge approximately 10 acres of additional collateral. The new terms of the loan also include a debt service coverage ratio covenant of 1.10:1 and the elimination of a loan to value covenant. As of September 30, 2009, the loan had an outstanding balance of $58.1 million with no availability for additional borrowing.
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

     Core’s bond financing at September 30, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $156.9 million and $130.5 million, respectively. Further, at September 30, 2009, approximately $55.1 million were available under these bonds to fund future development expenditures. Bond obligations at September 30, 2009 mature in 2035 and 2040. As of September 30, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended September 30, 2009 and 2008, Core recorded a liability of approximately $220,000 and $154,000, respectively, in assessments on property owned by it in the districts. During the nine months ended September 30, 2009 and 2008, Core recorded a liability of approximately $537,000 and $422,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     A liability was recorded for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of September 30, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of September 30, 2009 and December 31, 2008.
     In addition, see Note 3 for information regarding Core’s Development Agreement with the City of Hardeeville, SC for the building of a fire station. As discussed in further detail in Note 3, Core did not pay the initial $100,000 installment payment that was due on October 21, 2009 or a $200,000 payment for certain staffing costs, and Core has received a notice of default from the city for non payment. While Core is in discussions with one of its lenders to fund the required payments out of an interest reserve account established under Core’s loan agreement with the lender, there is no assurance that those discussions will be successful or that Core will otherwise be able to obtain the funds required to make payments under the Development Agreement, which could result in a loss of entitlements associated with the development project.
15. Interest Expense
     The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2009	2008	2009	2008
Interest expense	$20,788	40,024	75,166	125,613
Interest capitalized	(663)	(2,838)	(2,948)	(9,088)

Interest expense, net	$20,125	37,186	72,218	116,525

16. Stock Compensation and Incentive Compensation Program
     BFC’s Stock Option Plans and Restricted Stock
     BFC (without consideration or reference to BankAtlantic Bancorp) has a stock based compensation plan (the “BFC Stock Incentive Plan”) under which restricted stock, incentive stock options and non-qualifying stock options are awarded. On May 19, 2009, the shareholders of BFC approved an amendment to the Company’s BFC Stock Incentive Plan to, among other things, increase the maximum number of shares of the Company’s Class A Common Stock available for grant under the BFC Stock Incentive Plan from 3,000,000 shares to 6,000,000 shares. BFC may grant incentive stock options only to its employees (as defined in the BFC Stock Incentive Plan). BFC may grant non-qualified stock options and restricted stock awards to directors, independent contractors and agents as well as employees.
     BFC also had a stock based compensation plan (“1993 Plan”) which expired in 2004. No future grants can be made under the 1993 Plan; however, any previously issued options granted under that plan remain effective until either they expire, are forfeited, or are exercised. BFC’s 1993 Plan provided for the grant of stock options to purchase shares of BFC’s Class B Common Stock. The 1993 Plan provided for the grant of both incentive stock options and non-qualifying options and the maximum term of the options was ten years.
     On September 21, 2009, options to purchase an aggregate of approximately 1.8 million shares of Class A Common Stock, which were previously granted to and currently held by BFC’s directors and employees, were repriced to a new exercise price equal to the closing price of the Company’s Class A Common Stock as quoted on the Pink Sheets Electronic Quotation Service on September 21, 2009. The re-pricing did not impact any of the other terms, including the vesting schedules or expiration dates, of the previously granted stock options. The incremental compensation cost of re-priced vested options was approximately $157,000 which was recognized in September 2009. Both incremental cost of the re-priced unvested options was approximately $154,000, and the remaining unrecognized compensation cost which was approximately $728,000, are expected to be recognized over a weighted average period of 1.66 years. Approximately $3,000 of incremental compensation cost was recognized in September 2009 for unvested options.
     Additionally, on September 21, 2009, following the Woodbridge Merger, new options to purchase an aggregate of 753,254 shares of our Class A Common Stock at an exercise price of $0.41 per share were granted principally to Woodbridge’s directors, executive officers and employees. The weighted average estimated fair value of the options granted on September 21, 2009 was approximately $0.22 per share and the resulting compensation cost of approximately $166,000 is expected to be recognized over the requisite service period of four years. The options expire in five years and the options will vest in four equal annual installments beginning on September 21, 2010. At September 30, 2009, the unearned compensation cost associated with the cancellation of outstanding Woodbridge stock options in connection with the Woodbridge Merger was $1.5 million and will be recognized over a weighted average period of 1.86 years.
     Assumptions used in estimating the fair value of employee options granted were formulated in accordance with FASB guidance under stock compensation and the guidance provided by the SEC. As part of this assessment, management determined that volatility should be based on the Company’s Class A Common Stock and derived from historical price volatility over the estimated life of the stock options granted. The expected term of an option is an estimate as to how long the option will remain outstanding based upon management’s expectation of employee exercise and post-vesting forfeiture behavior. Because there were no recognizable patterns, the simplified guidance was used to determine the estimated term of options based on the midpoint of the vesting term and the contractual term. The estimate of a risk-free interest rate is based on the U.S. Treasury implied yield curve in effect at the time of grant with a remaining term equal to the expected term. BFC has never paid cash dividends and does not currently intend to pay cash dividends, and therefore a 0% dividend yield was assumed. Share-based compensation costs are recognized based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeitures rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award. BFC based its estimated forfeiture rate of its unvested options on its historical experience.
     The option model used to calculate the fair value of the re-priced and granted stock options was the Black-Scholes model. The table below presents the weighted average assumptions used to value the re-priced options and newly granted options to employees and non-employee directors. No options were granted to employees during the nine months ended September 30, 2008.

Weighted Average
For the Nine Months Ended
Employees	September 30, 2009
Expected volatility	87.11%
Expected dividends	0.00%
Expected term (in years)	2.97
Average risk-free interest rate	1.50%
Option value	$0.21

	Weighted Average
	For the Nine Months Ended
	September 30,
Non-Employees — Directors	2009	2008

Volatility	81.83%	50.81%
Expected dividends	0.00%	0.00%
Expected term (in years)	3.37	5.00
Average risk-free interest rate	1.73%	3.35%
Option value	$0.22	$0.40
     The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)

Outstanding at December 31, 2008	1,797,960	$4.57	6.35	$—
Exercised	—	—
Forfeited (a)	(1,777,729)	4.60
Expired	(20,231)	2.14

Granted (a)	2,530,983	0.41

Outstanding at September 30, 2009	2,530,983	$0.41	5.44	$582

Exercisable at September 30, 2009	1,127,729	$0.41	5.04	$259

Available for grant at September 30, 2009	4,104,996

(a)	The options which were re-priced during September 2009 were treated under GAAP as having been forfeited and replaced with new grants. Accordingly, these options are included as “Forfeited” and “Granted” options in the table.
     Total unearned compensation cost related to BFC’s unvested stock options was $1.0 million at September 30, 2009. The cost is expected to be recognized over a weighted average period of 2.10 years.
     The following is a summary of BFC’s restricted stock activity:

Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2008	50,200	$1.26
Granted	—	—
Vested	(50,200)	0.22
Forfeited	—	—

Outstanding at September 30, 2009	—	$—

     BFC recognized restricted stock compensation cost of approximately $0 and $100,000 for the nine months ended September 30, 2009 and 2008, respectively.
     In June 2008, the Board of Directors granted to non-employee directors 120,480 shares of restricted stock under the BFC Stock Incentive Plan. Restricted stock was granted in Class A Common Stock and vested monthly over the twelve-month service period. The fair value of the 120,480 shares of restricted stock granted on June 2, 2008 was approximately $100,000, and the cost was recognized over the 12 month service period from June 2008 through May 2009.

     Incentive Compensation Program
     On September 29, 2008, Woodbridge’s board approved the terms of an incentive program for certain employees, including certain executive officers, pursuant to which a portion of their compensation may be based on the cash returns realized on investments anticipated to be held by individual limited partnerships or other legal entities. Certain of the participants in this incentive program are employees and executive officers of BFC. This incentive program qualifies as a liability-based plan and, accordingly, the components of the program are required to be evaluated in order to determine the estimated fair value of the liability, if any, to be recorded. Based on the evaluation performed at September 30, 2009, it was determined that the liability for compensation under the executive compensation program as of September 30, 2009 was not material.
17. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
     Commitments and financial instruments with off-balance sheet risk consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
BFC Activities
Guaranty agreements	$32,000	38,000
Woodbridge Operations
Continued Agreement of Indemnity- surety bonds	12,560	19,900
Financial Services
Commitments to sell fixed rate residential loans	36,274	25,304
Commitments to originate loans held for sale	31,236	21,843
Commitments to originate loans held to maturity	29,822	16,553
Commitments to extend credit, including the undisbursed portion of loans in process	421,174	597,739
Standby letters of credit	15,296	20,558
Commercial lines of credit	94,118	66,954
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
     At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”), had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $2.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 8.5% of the current indebtedness of the property. In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as partner of the limited partnership and transferred its 10% interest to another partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee, and if the partner is unable to secure such a release, that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment.
     A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 19.2% of the current indebtedness collateralized by the commercial properties.
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
     No amounts are recorded in the Company’s financial statements for the obligations associated with the above guarantees (including the transaction associated with the transfer of BFC/CCC’s wholly-owned subsidiary’s 10% ownership interest) based on the value of the assets collateralizing the indebtedness, the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.
     Other than these guarantees, the remaining instruments indicated in the above table are direct commitments of BankAtlantic Bancorp and its subsidiaries or Woodbridge and its subsidiaries.
Woodbridge Operations
     At September 30, 2009 and December 31, 2008, Woodbridge had outstanding surety bonds of approximately $860,000 and $8.2 million, respectively, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. It is estimated that approximately $860,000 of work remains to complete these improvements and it is not currently anticipated that any outstanding surety bonds will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At September 30, 2009, Woodbridge had $1.0 million in surety bond accruals related to certain Levitt and Sons bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed approximately $85,000 during the three months ended September 30, 2009 in accordance with the indemnity agreement for bond claims paid during the period compared to no reimbursements made during the same 2008 period. For the nine months ended September 30, 2009 and 2008, Woodbridge reimbursed the surety approximately $122,000 and $532,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.0 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of its aggregate $11.7 million surety bonds exposure relating to two bonds totaling $5.4 million after a municipality made claims against the surety. We believe that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because we do not believe a loss is probable, we did not accrue any amount in connection with this claim as of September 30, 2009. As claims have been made on the bonds, the surety requested that Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality and Woodbridge has complied with that request.
     At September 30, 2009, the Company had $2.4 million in unrecognized tax benefits in accordance with the accounting for uncertainty in income taxes, which provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
Financial Services
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $9.4 million at September 30, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.9 million at September 30, 2009. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2009 and December 31, 2008 was $6,000 and $20,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
18. Certain Relationships and Related Party Transactions
     BFC is the controlling shareholder of BankAtlantic Bancorp. BFC also has a direct non-controlling interest in Benihana and an indirect ownership interest in Bluegreen. Shares representing a majority of BFC’s total voting power are owned or controlled by the Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of the Company and Bluegreen, and executive officers and directors of BankAtlantic Bancorp and BankAtlantic. Mr. Abdo is also Vice Chairman of the Board of Directors of Benihana, and since June 2009, Mr. Levan has served as a director of Benihana.
     Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, subsidiaries of BFC provide shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. During the three months ended September 30, 2009 and 2008, the aggregate costs of the shared service operations allocated to BankAtlantic Bancorp and Woodbridge were approximately $686,000 and $704,000, respectively, and during the nine months ended September 30, 2009 and 2008, the aggregate costs of the shared service operations allocated to BankAtlantic Bancorp and Woodbridge were approximately $2.1 million and $1.9 million, respectively. Amounts related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service arrangement, BFC pays Bluegreen for certain office facilities costs. During the three months ended September 30, 2009 and 2008, BFC allocated to Bluegreen approximately $127,000 and $78,000, respectively, of shared service operations, net of the office facilities costs. During the nine months ended September 30, 2009 and 2008, BFC allocated to Bluegreen approximately $369,000 and $250,000, respectively, of shared service operations, net of the office facilities costs.
     In May 2009, BFC and BFC Shared Service Corporation (“BFC Shared Service”), a wholly-owned subsidiary of BFC, amended the terms of the office lease agreements with BankAtlantic under which BFC and BFC Shared Service rent office space in BankAtlantic’s corporate headquarters. BFC’s rent expense under these lease agreements was approximately $82,000 and $86,000 for the three months ended September 30, 2009 and 2008, respectively, and $238,000 and $226,000 during the nine months ended September 20, 2009 and 2008, respectively. In May 2009, BFC also amended the terms of the office sub-lease agreement with Woodbridge for office space in BankAtlantic’s corporate headquarters pursuant to which Woodbridge subleases from BFC office space in BankAtlantic’s corporate headquarters. For the three months ended September 30, 2009 and 2008, Woodbridge paid rent expense to BFC of approximately $37,000 and $38,000, respectively. For the nine months ended September 30, 2009 and 2008, Woodbridge paid rent expense to BFC of approximately $113,000 and $63,000, respectively. All of the above mentioned lease agreements were originally entered into in May 2008. Transactions related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements.
     Woodbridge leases office space to Pizza Fusion for approximately $68,000 annually pursuant to a month-to-month lease which commenced in September 2008. During the three months ended September 30, 2009 and 2008, Pizza Fusion paid Woodbridge approximately $17,000 and $3,000, respectively, under the lease agreement. During the nine months ended September 30, 2009 and 2008, Pizza Fusion paid approximately $51,000 and $3,000, respectively.
     In March 2008, Woodbridge entered into an agreement with BankAtlantic, pursuant to which BankAtlantic agreed to house Woodbridge’s information technology servers and provide information technology support in exchange for monthly payments by Woodbridge to BankAtlantic. During the three months ended September 30, 2009 and 2008, Woodbridge paid BankAtlantic approximately $45,000 and $30,000, respectively, under this agreement. During the nine months ended September 30, 2009 and 2008, payments to BankAtlantic under this agreement totaled approximately $115,000 and $60,000, respectively.

     BFC and Woodbridge maintain money market accounts and securities sold under repurchase agreements at BankAtlantic in the aggregate of approximately $7.0 million and $4.7 million at September 30, 2009 and December 31, 2008, respectively. The aggregate interest income recognized by BFC and Woodbridge was approximately $6,000 and $30,000, for the three months ended September 30, 2009 and 2008, respectively, and $34,000 and $67,000 for the nine months ended September 30, 2009 and 2008, respectively. Amounts related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements. These transactions have similar terms as BankAtlantic’s agreements with unaffiliated parties. As of September 30, 2009, BankAtlantic facilitated the placement of $34.6 million of certificates of deposit insured by the Federal Deposit Insurance Corporation (the “FDIC”) with other insured depository institutions on Woodbridge’s behalf through the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage.
     We are currently working with Bluegreen to explore avenues available to obtain liquidity for its receivables, which may include, among other potential alternatives, the formation of a broker dealer to raise capital through private or public offerings. Bluegreen has agreed to reimburse us for certain expenses, including legal and professional fees, incurred in connection with this effort. As of September 30, 2009, we had been reimbursed approximately $1.1 million from Bluegreen and had additionally recorded a receivable of approximately $728,000.
     In prior periods, BankAtlantic Bancorp issued options to purchase shares of BankAtlantic Bancorp’s Class A common stock to employees of Woodbridge prior to the spin-off of Woodbridge to BankAtlantic Bancorp’s shareholders. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date.
     Outstanding options held by former employees consisted of the following as of September 30, 2009:

	BankAtlantic Bancorp
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options non-vested	13,610	$92.85
     In 2007 and 2006, BankAtlantic Bancorp issued to BFC employees that perform services for BankAtlantic Bancorp options to acquire 9,800 and 10,060 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. BankAtlantic Bancorp recorded $12,000 and $37,000 of service provider expense relating to these options for the three and nine months ended September 30, 2009, respectively, compared to $17,000 and $36,000 for the same periods in 2008, respectively.
     Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that the Company sponsored in 2001 and in which it holds investments.
     Florida Partners Corporation owns 133,314 shares of the Company’s Class B Common Stock and 1,270,294 shares of the Company’s Class A Common Stock. Alan B. Levan may be deemed to be the controlling shareholder of Florida Partners Corporation, and is also a member of its Board of Directors.

19. Loss Per Common Share
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
     The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company (in thousands, except for per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic (loss) earnings per common share:
Numerator:
Loss from continuing operations	$(97,209)	(57,827)	(169,968)	(117,668)
Less: Net loss from continuing operations attributable to noncontrolling interests	43,346	52,453	91,535	101,344

Loss from continuing operations attributable to BFC	(53,863)	(5,374)	(78,433)	(16,324)
Preferred stock dividends	(188)	(187)	(563)	(562)

Loss allocable to common stock	(54,051)	(5,561)	(78,996)	(16,886)

Discontinued operations, net of taxes	(500)	5,021	3,701	6,040
Less: Noncontrolling interests discontinued operations	351	(3,583)	(2,592)	(4,440)

Discontinued operations, net of taxes attributable to BFC	(149)	1,438	1,109	1,600

Extraordinary gain	—	9,145	—	9,145
Less: Noncontrolling interests extraordinary gain	—	—	—	—

Extraordinary gain, net of taxes attributable to BFC	—	9,145	—	9,145

Net (loss) income allocable to common shareholders	$(54,200)	5,022	(77,887)	(6,141)

Denominator:
Basic weighted average number of common shares outstanding	49,509	45,102	46,599	45,106

Basic (loss) earnings per common share
Loss per share from continuing operations	$(1.09)	(0.12)	(1.69)	(0.38)
Earnings per share from discontinued operations	—	0.03	0.02	0.04
Earnings per share from extraordinary gain	—	0.20	—	0.20

Basic (loss) income per share	$(1.09)	0.11	(1.67)	(0.14)

Diluted (loss) earnings per common share:
Loss allocable to common stock	$(54,051)	(5,561)	(78,996)	(16,886)
Effect of securities issuable by subsidiaries	—	—	—	—

Loss allocable to common stock after assumed dilution	$(54,051)	(5,561)	(78,996)	(16,886)

Discontinued operations, net of taxes attributable to BFC	$(149)	1,438	1,109	1,600
Effect of securities issuable by subsidiaries	—	—	—	—

	$(149)	1,438	1,109	1,600

Extraordinary gain, net of taxes attributable to BFC	$—	9,145	—	9,145
Effect of securities issuable by subsidiaries	—	—	—	—

	$—	9,145	—	9,145

Net (loss) income allocable to common shareholders	$(54,200)	5,022	(77,887)	(6,141)

Denominator:
Basic weighted average number of common shares outstanding	49,509	45,102	46,599	45,106
Effect of dilutive stock options and unvested restricted stock	—	—	—	—

Diluted weighted average number of common shares outstanding	49,509	45,102	46,599	45,106

Diluted (loss) earnings per common share:
Loss per share from continuing operations	$(1.09)	(0.12)	(1.69)	(0.38)
Earnings (loss) per share from discontinued operations	—	0.03	0.02	0.04
Extraordinary gain after assumed dilution	—	0.20	—	0.20

Diluted (loss) income per share	$(1.09)	0.11	(1.67)	(0.14)

     During the three months ended September 30, 2009 and 2008, 2,530,983 and 1,797,960, respectively, and during the nine months ended September 30, 2009 and 2008, 2,530,983 and 1,545,810 respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.
20. Parent Company Financial Information
     BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in the consolidated financial statements and footnotes included in the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2009. The Company’s investments in BankAtlantic Bancorp and the Company’s wholly-owned subsidiaries, including Woodbridge and venture partnerships, are presented in the parent company financial statements as if accounted for using the equity method of accounting.
     BFC’s parent company unaudited condensed statements of financial condition at September 30, 2009 and December 31, 2008, unaudited condensed statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and unaudited condensed statements of cash flows for nine months ended September 30, 2009 and 2008 are shown below (in thousands):
Parent Company Condensed Statements of Financial Condition
(In thousands)

	September 30,	December 31,
	2009	2008
Assets
Cash and cash equivalents	$2,633	9,218
Investment securities	22,501	16,523
Investment in venture partnerships	334	361
Investment in BankAtlantic Bancorp, Inc.	64,879	66,326
Investment in Woodbridge Holdings Corporation	79,271	35,575
Investment in and advances to wholly owned subsidiaries	2,328	2,323
Other assets	1,517	835

Total assets	$173,463	131,161

Liabilities and Shareholders’ Equity
Advances from and negative basis in wholly owned subsidiaries	$810	789
Other liabilities	7,094	6,476

Total liabilities	7,904	7,265

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	154,530	112,867

Total liabilities and shareholders’ equity	$173,463	131,161

Parent Company Condensed Statements of Operations — Unaudited
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues	$280	1,168	896	2,305
Expenses	2,669	1,900	6,704	6,713

(Loss) before earnings (loss) from subsidiaries	(2,389)	(732)	(5,808)	(4,408)
Equity loss from BankAtlantic Bancorp	(15,057)	(2,983)	(39,880)	(13,325)
Equity loss from Woodbridge	(36,491)	(6,845)	(32,720)	(10,706)
Equity in earnings (loss) from other subsidiaries	75	45	(24)	(72)

Loss from continuing operations before income taxes	(53,862)	(10,515)	(78,432)	(28,511)
Benefit from income taxes	—	5,141	—	12,187

Loss from continuing operations	(53,862)	(5,374)	(78,432)	(16,324)
Discontinued operations, net of income taxes	(150)	1,438	1,108	1,600
Extraordinary gain	—	9,145	—	9,145

Net (loss) income attributable to BFC	(54,012)	5,209	(77,324)	(5,579)
5% Preferred stock dividends	(188)	(187)	(563)	(562)

Net (loss) income allocable to common stock	$(54,200)	5,022	(77,887)	(6,141)

Parent Company Statements of Cash Flow
(In thousands)

	For the Nine Months
	Ended September 30,
	2009	2008
Operating Activities:
Net cash used in operating activities	$(5,110)	(4,661)

Investing Activities:
Proceeds from the sale of securities	—	834
Dividend from Woodbridge	30,000	—
Distribution from partnership	84	633
Additions to property and equipment	—	(8)
Purchase of securities	(1,508)	—
Sale of securities	400	—
Acquisition of BankAtlantic Bancorp Class A shares	(29,888)	(2,792)

Net cash used in investing activities	(912)	(1,333)

Financing Activities:
Purchase and retirement of the Company’s Class A common stock	—	(48)
Preferred stock dividends paid	(563)	(562)

Net cash used in financing activities	(563)	(610)

Decrease in cash and cash equivalents	(6,585)	(6,604)
Cash at beginning of period	9,218	17,999

Cash at end of period	$2,633	11,395

Supplementary disclosure of non-cash investing and financing activities
BFC and Woodbridge Merger related transactions:
Increase in BFC’s Class A Common Stock	$448	—
Increase in additional paid-in capital	99,135	—
Decrease in BFC’s non-controlling interest in Woodbridge	(99,583)	—
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	7,818	69
Increase (decrease) increase in accumulated other comprehensive income, net of taxes	10,919	(3,966)
BFC’s prorata share of the cumulative effect of accounting changes recognized by Bluegreen	485	—
     On September 21, 2009, Woodbridge and BFC consummated the Merger pursuant to which Woodbridge became a wholly-owned subsidiary of BFC. For additional information see Note 2.
     Cash dividends received from subsidiaries for the nine months ended September 30, 2009 and 2008 were $30.8 million and $208,000, respectively, which includes $30.0 million received from Woodbridge on September 23, 2009.
21. Redeemable 5% Cumulative Preferred Stock
     On June 7, 2004, the Board of Directors of the Company designated 15,000 shares of preferred stock as 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”) and set the relative rights, preferences and limitations of the 5% Preferred Stock. On June 21, 2004, the Company sold all 15,000 shares of the Preferred Stock to an investor group in a private offering. On December 17, 2008, the Company amended (the “Amendment”) certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of 5% Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana’s Convertible Preferred Stock, (ii) the Company sells any shares of Benihana’s Common Stock received upon conversion of the Benihana Convertible Preferred Stock or (iii) Benihana redeems any shares of the Benihana Convertible Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on the 5% Preferred Stock, the Amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s Common Stock received by the Company upon conversion of Benihana’s Convertible Preferred Stock.

     In December 2008, based on an analysis of the 5% Preferred Stock after giving effect to the Amendment, the Company determined that the 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the Amendment date of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock and the remaining amount of approximately $4.0 million remained classified in Additional Paid in Capital in the Company’s Consolidated Statements of Financial Condition. The fair value of the 5% Preferred Stock was obtained by using an income approach by discounting estimated cash flows at a market discount rate.
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
22. Common Stock and Preferred Stock
     On September 21, 2009, BFC adopted a rights agreement (“Rights Agreement”) designed to preserve shareholder value and protect our ability to use our net operating loss (“NOLs”) carryforwards. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BFC’s Class A Common Stock and Class B Common Stock without the prior approval of BFC’s Board of Directors. Shareholders of BFC at September 21, 2009 were not required to divest any shares. The Rights Agreement was substantially similar to the rights agreement that Woodbridge had in place prior to the consummation of the Merger.
     In connection with the Merger, on September 21, 2009, BFC’s Articles of Incorporation were amended to increase the number of authorized shares of BFC’s Class A Common Stock from 100,000,000 shares to 150,000,000 shares. BFC also amended its Articles of Incorporation on September 21, 2009 to set forth the designation and number of preferred shares as well as the relative rights, preferences and limitations of the preferred shares which may be issued under the terms and conditions of the Rights Agreement.
     On September 21, 2009, BFC’s Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. This program replaces the $10 million repurchase program that BFC’s Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. BFC previously repurchased 100,000 shares of Class A Common Stock at an aggregate cost of $54,000 under the prior program. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors.
23. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
     In December 2007, the FASB issued authoritative guidance for noncontrolling interest and for the deconsolidation of a subsidiary. Specifically, this guidance required the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. This guidance also established accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest and it also clarified that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance required that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This guidance also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption was prohibited. The Company adopted this guidance on January 1, 2009.

     In December 2007, the FASB revised its authoritative guidance for business combinations which significantly changed the accounting for business combinations. Under this guidance, subject to limited exceptions, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, due diligence and transaction costs incurred to effect a business combination are expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price. This guidance also includes a substantial number of new disclosure requirements. The adoption of this guidance for business combinations on January 1, 2009 did not impact the Company’s unaudited consolidated financial statements, but will impact the accounting for any future acquisitions.
     In May 2009, the FASB updated its authoritative guidance in connection with the accounting and disclosures of subsequent events. This guidance establishes new terminology for the “Type I” and “Type II” concepts naming them “Recognized” and “Unrecognized” subsequent events, respectively, and also requires the disclosure of the date through which subsequent events have been evaluated and whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The application of this guidance is effective for fiscal years and interim periods ending after June 15, 2009.
     In April 2009, the FASB issued three related authoritative guidance associated with (i) on how to determine the fair value of assets and liabilities in the current economic environment and reemphasized that the objective of a fair value measurement remains an exit price, and if the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate; (ii) modified the requirements for recognizing other-than-temporarily impaired debt securities and revised the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired; and (iii) enhanced the disclosure of instruments under the fair value measurement scope for both interim and annual periods. The adoption of these authoritative guidance were effective for interim and annual periods ending after June 15, 2009 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
     Effective July 1, 2009, the FASB issued authoritative guidance regarding the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC”) which became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The change to ASC as authoritative GAAP did not impact the Company’s financial statements.
     In August 2009, the FASB updated its guidance for the fair value measurement of liabilities. The update provided clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of the liability using: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, (3) an income approach, such as a present value technique , (4) a market approach such as the amount the reporting entity would pay to transfer the liability or enter into the identical liability. The update also states that a reporting entity would not adjust the fair value of a liability for restrictions that prevent the transfer of the liability. The updated liability fair value measurement guidance is effective as of September 30, 2009. This update did not have a material effect on the Company’s financial statements.
New Accounting Pronouncements
     In June 2009, the FASB issued an amended guidance related to the accounting guidance for consolidation of variable interest entities (“VIE”). This amendment will require an enterprise to perform an analysis to determine whether the enterprise’s VIE or interests has a controlling financial interest in a VIE; requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE; adds an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. This amendment becomes effective on January 1, 2010. The Company is currently evaluating the effect of this new guidance on the Company’s financial statements.

     In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance must be applied to transfers occurring on or after January 1, 2010. The Company is currently evaluating the effect this new guidance will have on its financial statements.
24. Litigation
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
Surety Bond Claim
     In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral relating to two bonds totaling $5.4 million after a municipality made claims against the surety. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because Woodbridge does not believe a loss is probable, Woodbridge did not accrue any amount related to this claim as of September 30, 2009. As claims have been made on the bonds, the surety requested Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality and Woodbridge has complied with that request.
General Litigation
     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates activities and real estate activities. Although the Company and its subsidiaries believe it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. The Company does not believe that the ultimate resolution of these claims or lawsuits will have a material adverse effect on its business, financial position, results of operations or cash flows.

25. Bankruptcy of Levitt and Sons
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
     During 2008, Woodbridge entered into a settlement agreement, as amended (the “Settlement Agreement”), with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay $8 million to the Debtors’ bankruptcy estates, establish a $4.5 million release fund to be disbursed to third party creditors in exchange for a third party release and injunction, pay an additional $300,000 to a deposit holders fund and waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (ii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. The Settlement Agreement also provided that if, within one year after the Bankruptcy Court’s confirmation of the Settlement Agreement, Section 172 of the Internal Revenue Code was amended to permit a carry back of tax losses from calendar years 2007 or 2008 to one or more years preceding calendar year 2005, then Woodbridge would share a portion of any resulting tax refund with the Debtors and the Joint Committee based on an agreed upon formula. The Settlement Agreement was subject to a number of conditions, including the approval of the Bankruptcy Court.
     As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee and approved the settlement pursuant to the Settlement Agreement. No appeal for rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the Settlement Agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement) was recognized into income in the quarter ended March 31, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. As a result, Woodbridge no longer holds an investment in this subsidiary.
26. Income Taxes
     During the quarter ended September 30, 2008, BFC eliminated its deferred tax liability of approximately $29.3 million associated with its investment in BankAtlantic Bancorp because it adopted a change in its business strategy, which is to hold its investment in BankAtlantic Bancorp indefinitely. Accordingly, based on the Company’s change in intent in 2008 as to the expected manner of recovery of its investment in BankAtlantic Bancorp, the Company reversed its deferred tax liability of $29.3 million during the quarter ended September 30, 2008.
     During the quarter ended September 30, 2008, BFC recorded a valuation allowance of approximately $27.6 million in connection with its deferred tax asset resulting from its net operating losses (“NOLs”) carryforwards because based on available evidence it was determined that the deferred tax asset will not be realized as BFC was not generating sufficient taxable income to be in a position to realize its deferred tax asset, and there was no assurance that BFC will generate sufficient income to be able to utilize its NOLs in the future. Upon consummation of the merger with Woodbridge, BFC’s ability to use its NOLs could be substantially limited because the merger may have resulted in an “ownership change,” as defined in Section 382 of the Code, which will limit BFC’s ability in the future to utilize its historic NOLs. However, although there are no assurances, BFC believes that the merger will not result in any material limitations under Section 382 of the Code with respect to the utilization of Woodbridge’s historic net operating losses if there is sufficient income generated by the combined company. Through December 31, 2008, Woodbridge had established valuation allowances against its net deferred tax asset of $154.1 million, including its NOLs, because based on available evidence it was determined that the deferred tax asset will not likely be realized.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law. The Act includes a provision that will allow most businesses an election to increase the NOL carryback period from 2 years under current law to as much as 5 years for NOLs generated in 2008 or 2009. BFC anticipates that this election will benefit the Company by allowing it to carryback Woodbridge’s NOLs that were generated in 2008 or 2009 and obtain refunds of taxes paid in the newly included carryback years. However, the amount of the potential refund and the impact on BFC’s financial condition has not yet been determined. As indicated above, a certain amount of the refund, if received, may be payable to the Levitt and Sons estate pursuant to the Settlement Agreement entered into with the Joint Committee of Unsecured Creditors in the Chapter 11 Cases.
27. Subsequent Events
     The Company has evaluated subsequent events through November 16, 2009, the issuance date of these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (and its subsidiaries) for the three and nine months ended September 30, 2009 and 2008.
     BFC Financial Corporation (“BFC”, “we”, “us”, “our” or the “Company”) is a diversified holding company whose major holdings include its wholly-owned subsidiary, Woodbridge Holdings, LLC (successor to Woodbridge Holdings Corporation) (“Woodbridge”) and its subsidiaries (through which BFC holds shares of Bluegreen), a controlling interest in BankAtlantic Bancorp, Inc. and its wholly-owned subsidiaries (“BankAtlantic Bancorp”), and a noncontrolling interest in Benihana, Inc. (“Benihana”), which operates Asian-themed restaurant chains in the United States. As a result of the Company’s position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
     On September 21, 2009, Woodbridge Holdings Corporation and BFC consummated their previously announced merger, pursuant to which Woodbridge merged with and into a wholly-owned subsidiary of BFC (the “Merger”). Upon the effectiveness of the Merger, the subsidiary changed its name to Woodbridge Holdings, LLC and continued as the surviving company of the Merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the Merger, which was approved by the shareholders of Woodbridge and BFC at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Common Stock automatically converted into the right to receive 3.47 shares of BFC’s Class A Common Stock. Shares otherwise issuable to BFC attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by BFC were canceled in connection with the Merger. As a result of the Merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded.
     Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the Merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive from Woodbridge a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth among other things the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the Merger as determined by Woodbridge. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share; or (ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. As of the date of this filing, one Dissenting Holder which held approximately 400,000 shares of Woodbridge’s Class A Common Stock withdrew its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively hold approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Dissenting Holders who wish to withdraw from the appraisal process despite their return of an appraisal form may do so until November 30, 2009. If any Dissenting Holder’s demand for payment remains unsettled within 60 days after Woodbridge received the appraisal form from the Dissenting Holder rejecting Woodbridge’s offer, Woodbridge will be required to commence a proceeding to determine the fair value of the shares and accrued interest. The Company has not recorded a liability in the Company’s consolidated financial statements with respect to the amount that may be payable to the Dissenting Holders because at this time we can not determine the result of the appraisal process.

     Prior to the consummation of the Merger, BFC owned approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. Since BFC had a controlling interest in Woodbridge prior to the Merger, the financial results of Woodbridge have historically been consolidated in BFC’s financial statements and, after the Merger, continue to be consolidated in BFC’s financial statements. The Merger is being accounted for as an equity transaction for financial reporting and accounting purposes in accordance with recently adopted Financial Accounting Standards Board (“FASB”) authoritative guidance in connection with noncontrolling interests, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.
     Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. BFC believes that the best potential for growth is likely through the growth of the companies it currently controls and its focus is to provide overall support for its subsidiaries, with a view towards improving performance of the organization as a whole.
     As part of a strategy to obtain access to alternative financing sources and to pursue opportunities within the capital markets, we have taken steps to form subsidiaries, including a broker dealer, with a goal of generating fee income from private or public offerings that will be marketed to investors through broker dealer networks. We are currently pursuing a program with Bluegreen to raise funds for investment in Bluegreen’s timeshare receivables. While the formation of this program is in the early stages, it is envisioned that a newly formed entity would acquire Bluegreen receivables and issue securities. Bluegreen has agreed to reimburse us for certain expenses, including legal and professional fees, incurred by us in connection with this effort. There is, however, no assurance that we will be successful in the venture or that the business will be profitable for the Company or enhance Bluegreen’s liquidity.
     As of September 30, 2009, BFC had total consolidated assets and liabilities of approximately $5.4 billion and $5.1 billion, respectively, including the assets and liabilities of its consolidated subsidiaries, and equity of approximately $276.8 million, which includes noncontrolling interests of approximately $122.3 million.
     We report our results of operations through five reportable segments, which are: BFC Activities, Land Division and Woodbridge Other Operations, BankAtlantic and BankAtlantic Bancorp Other Operations. Woodbridge consists of two reportable segments: Land Division and Woodbridge Other Operations. The Financial Services division includes BankAtlantic Bancorp’s results of operations and consists of two reportable segments: BankAtlantic and BankAtlantic Bancorp Other Operations.
     BFC is required under generally accepted accounting principles (“GAAP”) to consolidate the financial results of the companies in which it has controlling interests. As a consequence, the financial information of BankAtlantic Bancorp is presented on a consolidated basis in BFC’s financial statements. As indicated above, since BFC had a controlling interest in Woodbridge prior to the Merger, the financial results of Woodbridge were and continue to be consolidated in BFC’s financial statements. Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of BankAtlantic Bancorp and its subsidiaries and Woodbridge and its subsidiaries are not available to BFC, absent a dividend or distribution from BankAtlantic Bancorp and Woodbridge.
     BFC’s ownership in BankAtlantic Bancorp as of September 30, 2009 was as follows:

			Percent
	Shares	Percent of	of
	Owned	Ownership	Vote

Class A Common Stock	17,333,428	35.93%	19.04%
Class B Common Stock	975,225	100.00%	47.00%

Total	18,308,653	37.20%	66.04%

     BFC purchased an aggregate of 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock in BankAtlantic Bancorp’s September 2009 rights offering to its shareholders (the “Rights Offering”) for an aggregate purchase price of $29.9 million. BFC’s acquisition of the 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock upon the exercise of its subscription rights increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 7.3% to 37.2% from 29.9% and increased BFC’s voting interest by approximately 6.7%

to 66.0% from 59.3%. The shares acquired in the rights offering are included in the table above.
Forward Looking Statements
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report, including those discussed in the “Risk Factors” section hereof, as well as those discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and other reports filed with the Securities and Exchange Commission (“SEC”). The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance.
     Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate development, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC, including its wholly-owned Woodbridge subsidiary, include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the impact of the current economic downturn on the price and liquidity of BFC’s Class A Common Stock and on BFC’s ability to obtain additional capital;

•	BFC may need to issue debt or equity securities to fund its operations, and it may not be possible to issue any such securities on favorable terms, if at all;

•	BFC shareholders’ interests may be diluted if additional shares of BFC common stock are issued and its investment in BankAtlantic Bancorp may be diluted if BankAtlantic Bancorp issues additional shares of its common stock;

•	the performance of entities in which the Company has made investments may not be profitable or their results as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations, and currently BankAtlantic Bancorp is not paying dividends and may not pay dividends in the future, and even if paid, BFC has historically experienced and may continue to experience negative cash flow;

•	the risks associated with the merger of Woodbridge and BFC, including the uncertainty regarding the amount of cash that will be required to be paid to dissenting Woodbridge shareholders;

•	the risk that BFC may not pay Woodbridge or Core’s obligations as they become due;

•	the risks of the Company’s exposure to the real estate markets, which is continuing to deteriorate and experience significant weakness;

•	the risk that if debt restructuring negotiation are not successful and Woodbridge and /or Core do not make payments or satisfy covenants under their debt facilities with respect to which they are currently in default, then this may result in the lenders under those facilities accelerating the outstanding debt causing it to become due and payable immediately, a loss of collateral securing the indebtedness and judgments against the companies;

•	the deterioration of the market for real estate in the areas where Woodbridge and Core have developments, including the impact of market conditions on margins and the fair value of real estate inventory;

•	the risk that the value of the property held by Core Communities and Carolina Oak may decline, including as a result of the current downturn in the residential and commercial real estate and homebuilding industries, and the potential for related write-downs or impairment charges and required additional payments to lenders;

•	the impact of the factors negatively impacting the homebuilding and residential real estate industries on the market and values of commercial property;

•	the risk that the downturn in the credit markets may adversely affect Core’s commercial leasing projects, including the ability of current and potential tenants to secure financing which may, in turn, negatively impact long-term rental and occupancy;

•	the risks relating to Core’s dependence on certain key tenants in its commercial leasing projects, including the risk that current adverse conditions in the economy in general and/or adverse developments in the businesses of these tenants could have a negative impact on Core’s financial condition;

•	the risk that the development of parcels and master-planned communities will not be completed as anticipated or that Core will be obligated to make additional payments under its outstanding development bonds;

•	the effects of increases in interest rates and availability of credit to buyers of Woodbridge’s inventory;

•	the impact of the problems in financial and credit markets on the ability of buyers of Woodbridge’s inventory to obtain financing on acceptable terms, if at all, and the risk that Woodbridge will be unable to obtain financing or to renew existing credit facilities on acceptable terms, if at all;

•	the risks relating to Core’s liquidity, cash position and ability to satisfy required payments under its debt facilities, including the risk that Woodbridge may not provide funding to Core;

•	the risk that if Core is not able to meet its obligations as they become due and defaults on its loans, the lenders under the defaulted loans could foreclose on any property which serves as collateral for the defaulted loan, and Core could be forced to cease or significantly curtail its operations, which would likely result in additional impairment charges and losses at Woodbridge;

•	risks associated with the securities held by BFC, including the securities held indirectly through Woodbridge, including the risk that we may record further impairment charges with respect to such securities in the event trading prices decline in the future;

•	risks associated with Woodbridge’s business strategy, including Woodbridge’s ability to successfully make investments notwithstanding adverse conditions in the economy and the credit markets;

•	Woodbridge’s success in pursuing alternatives that could enhance liquidity for Bluegreen or be profitable for Woodbridge; and

•	Woodbridge’s success at managing the risks involved in the foregoing.
     With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment on its business generally, BankAtlantic’s regulatory capital ratios, and the ability of its borrowers to service their obligations and its customers to maintain account balances;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic’s trade area and where BankAtlantic’s collateral is located;

•	the quality of BankAtlantic’s real estate based loans including its residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans; and Commercial business loans; and conditions specifically in those market sectors;

•	the accuracy of estimates of the fair value of collateral securing BankAtlantic’s loans, including the accuracy of values estimated using automated valuation models and other methods;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic’s allowance for loan losses;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BankAtlantic Bancorp’s activities, the value of its assets and on the ability of borrowers to service their debt obligations and maintain deposits to account balances;

•	BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which justify their costs;

•	the success of BankAtlantic Bancorp’s expense reduction initiatives and the ability to achieve additional cost savings;

•	the impact of periodic valuation testing of goodwill, deferred tax assets and other assets; and

•	BankAtlantic Bancorp success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company and BankAtlantic Bancorp with the SEC including, with respect to the Merger with Woodbridge, Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company with the SEC on August 14, 2009. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of real estate held for development and sale and its impairment reserves, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of investments in unconsolidated subsidiaries, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, accounting for deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock-based compensation. The accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) the valuation of real estate held for development and sale; (vii) the valuation of unconsolidated subsidiaries; (viii) accounting for the deferred tax asset valuation allowance; (ix) accounting for contingencies; and (x) accounting for stock-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2008.

Summary of Consolidated Results of Operations by Segment
The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
BFC Activities	$(8,141)	9,158	(10,911)	12,617
Woodbridge Operations	(36,979)	(56,003)	(22,001)	(75,376)
Financial Services	(52,089)	(10,982)	(137,056)	(54,909)

Loss from continuing operations	(97,209)	(57,827)	(169,968)	(117,668)
Discontinued operations, less income tax	(500)	5,021	3,701	6,040
Extraordinary gain, net of income tax	—	9,145	—	9,145

Net loss	(97,709)	(43,661)	(166,267)	(102,483)
Less: Net loss attributable to noncontrolling interests	43,697	48,870	88,943	96,904

Net (loss) income attributable to BFC	(54,012)	5,209	(77,324)	(5,579)
5% Preferred stock dividends	(188)	(187)	(563)	(562)

Net (loss) income allocable to common stock	$(54,200)	5,022	(77,887)	(6,141)

     Consolidated net loss for the three and nine months ended September 30, 2009 was $54 million and $77.3 million, respectively, compared with net income of $5.2 million for the three months ended September 30, 2008 and net loss of $5.6 million for the nine months ended September 30, 2008. Consolidated net loss for the three and nine months ended September 30, 2009 includes loss from discontinued operations of $0.5 million and income from discontinued operations of $3.7 million, respectively. Consolidated results for the three and nine months ended September 30, 2008 includes discontinued operations, net of taxes, of $5.0 million and $6.0 million, respectively. Discontinued operations were associated with Ryan Beck, which BankAtlantic Bancorp sold to Stifel during February 2007 as disclosed in Note 7 to our unaudited consolidated financial statements under Part I Item 1 of this report. Stifel held back $0.5 million of the final earn-out consideration payable under the sales agreement against potential indemnification claims under the sales agreement and, while BankAtlantic Bancorp does not believe that is obligated to indemnify Stifel under the sales agreement, the issue remains unresolved and a reserve was recorded for the three months ended September 30, 2009. There can be no assurance that BankAtlantic Bancorp’s indemnity obligations will not exceed the amount of the reserve recorded. In 2008, the Company acquired additional shares of BankAtlantic Bancorp’s Class A Common Stock in the open market. The acquisition of these shares resulted in negative goodwill (excess of fair value of acquired net assets over purchase price of shares) of approximately $16.7 million. After ratably allocating this negative goodwill to non-current and non-financial assets, the Company recognized an extraordinary gain of $9.1 million. See Note 2 in Part I Item 1 of this report for further information.
     The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Preferred Stock (see Note 21).
     The results of operations from continuing operations of our business segments and related matters are discussed below.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total assets at September 30, 2009 and December 31, 2008 were $5.4 billion and $6.4 billion, respectively. The changes in components of total assets between September 30, 2009 and December 31, 2008 are summarized below:
•	a net decrease in cash and cash equivalents of approximately $50.1 million resulted from cash provided by operations of approximately $25.7 million, cash provided by investing activities of approximately $726.4 million and cash used in financing activities of $802.3 million;

•	a decrease in restricted cash of approximately $13.0 million primarily associated with the settlement payment made in connection with the bankruptcy of Levitt and Sons;

•	a decrease in securities available for sale reflecting BankAtlantic’s sale of $284 million of its mortgage-backed securities, as well as repayments associated with higher residential mortgage refinancing in response to low historical residential mortgage interest rates during 2009, partially offset by a $15.6 million increase associated with an increase in the fair market value of our investments in Office Depot and Benihana;

•	a decrease in BankAtlantic’s tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions during 2009;

•	a decline in BankAtlantic’s FHLB stock related to lower FHLB advance borrowings;

•	higher residential loans held for sale at BankAtlantic primarily resulting from increased originations associated with residential mortgage refinancing;

•	a decrease in BankAtlantic’s loan receivable balances associated with repayments of residential loans in the normal course of business combined with a significant decline in loan purchases and originations;

•	a decrease in BankAtlantic’s accrued interest receivable primarily resulting from lower loan balances and a significant decline in interest rates;

•	a decrease in real estate inventory mainly due to an impairment charge of approximately $31.6 million recorded in connection with Woodbridge and Core’s inventory of real estate, including a $6.3 million adjustment required by purchase accounting in connection with our purchase of additional Woodbridge shares during August 2007, which the acquisition was accounted for as a step acquisition under the purchase method of accounting;

•	an increase in real estate owned by BankAtlantic associated with commercial real estate and residential loan foreclosures; and

•	a decrease in BankAtlantic’s goodwill associated with an $8.5 million impairment charge to goodwill, net of purchase accounting adjustment in the amount of $0.6 million, and a $2.0 million impairment charge related to goodwill associated with Woodbridge’s investment in Pizza Fusion.
     The Company’s total liabilities at September 30, 2009 were $5.1 billion compared to $6.0 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to September 30, 2009 are summarized below:
•	a decrease in interest bearing deposit account balances of $28.4 million associated with $286.7 million of lower time deposits and insured money market savings accounts partially offset by $245.8 million of higher interest bearing checking account balances;

•	a $68.1 million increase in non-interest-bearing deposit balances at BankAtlantic primarily due to increased customer balances in checking accounts;

•	lower FHLB advances and short-term borrowings at BankAtlantic due to repayments using proceeds from the sale of securities, loan repayments and increases in deposit account balances;

•	an increase in BankAtlantic Bancorp’s junior subordinated debenture liability due to interest deferrals; and

•	a decrease of $52.9 million associated with the reversal into income of the loss in excess of investment in Levitt and Sons as a result of the Bankruptcy Court’s approval of the Levitt and Sons’ bankruptcy plan.
New Accounting Pronouncements
     See Note 23 to our unaudited consolidated financial statements included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

BFC Activities
BFC Activities
     The “BFC Activities” segment includes all of the operations and all of the assets owned by BFC other than BankAtlantic Bancorp and its subsidiaries and Woodbridge and its subsidiaries. Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp and Woodbridge, BFC has provided shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Woodbridge. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. This segment also includes BFC’s overhead expenses, interest income and dividend income from BFC’s investment in Benihana’s Convertible Preferred Stock, the financial results of a venture partnership that BFC controls, and financial results from our wholly-owned subsidiary, BFC/CCC, Inc. (formerly known as Cypress Creek Capital, Inc.) (“BFC/CCC”).
     As of September 30, 2009 and 2008, BFC had 9 employees dedicated to BFC operations. As of September 30, 2009 and 2008, BFC had 28 and 30 employees, respectively, providing shared services to BFC and its affiliated companies. During the second quarter of 2008, 7 employees previously employed by BFC/CCC became employees of Woodbridge.
     The discussion that follows reflects the operations and related matters of the BFC Activities segment including purchase accounting adjustments (in thousands).

	For the Three Months Ended		Change	For the Nine Months Ended		Change
	September 30,		2009 vs.	September 30,		2009 vs.
	2009	2008	2008	2009	2008	2008
Revenues
Interest and dividend income	$1,071	327	744	2,183	1,089	1,094
Securities activities, net	—	795	(795)	—	898	(898)
Other income, net	873	950	(77)	2,790	3,845	(1,055)

	1,944	2,072	(128)	4,973	5,832	(859)

Cost and Expenses
Cost of sales of real estate	6,297	48	6,249	6,297	110	6,187
Employee compensation and benefits	2,214	1,986	228	6,527	7,490	(963)
Impairment of goodwill	(583)	—	(583)	(583)	—	(583)
Other expenses	2,178	677	1,501	3,645	2,405	1,240

	10,106	2,711	7,395	15,886	10,005	5,881

Equity loss from unconsolidated subsidiaries	21	(28)	49	2	(81)	83
Impairment of investment in unconsolidated affiliate	—	4,693	(4,693)	—	4,693	(4,693)

Loss from continuing operations Before income taxes	(8,141)	4,026	(12,167)	(10,911)	439	(11,350)
Benefit for income taxes	—	(5,132)	5,132	—	(12,178)	12,178

(Loss) income from continuing operations	$(8,141)	9,158	(17,299)	(10,911)	12,617	(23,528)

     The above BFC Activities table takes into account the amortization, accretion and other purchase accounting adjustments in connection with BFC’s acquisition of BankAtlantic Bancorp shares in August 2008 and December 2008 and Woodbridge shares in August 2007. These acquisitions were accounted for as step acquisitions under the purchase method of accounting. Accordingly, the assets and liabilities deemed acquired were revalued to reflect market values at the respective dates of acquisition and the discounts and premiums relating to such revaluation are generally being accreted or amortized over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other purchase accounting adjustments increased the Company’s consolidated net loss for the three and nine months ended September 30, 2009 by approximately $5.1 million and $5.8 million, respectively, and decreased the Company’s consolidated net loss for the three and nine months ended September 30, 2008 by approximately $4.7 million and $4.9 million, respectively.
     The increase in interest and dividend income during the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily due to purchase accounting adjustments of approximately $813,000 and $1.4 million, respectively, in connection with BankAtlantic’s loans receivable. This increase was partially offset by a decrease in interest income primarily due to lower interest rates and lower average cash balances.
     The securities activities for the three and nine months ended September 30, 2009 related to gains on the sale of publicly traded equity securities; $103,000 of which was realized in 2008 by a venture partnership that BFC controls.

BFC Activities
     The decrease in other income during the nine months ended September 30, 2009 as compared to the same period in 2008 primarily related to BFC/CCC’s gain in connection with the sale of its indirect membership interests in limited liability companies during the quarter ended March 31, 2008. This decrease in other income was partially offset by an increase in shared service revenues recognized by BFC during the 2009 period. During the three and nine months ended September 30, 2009, income from shared services operations was approximately $824,000 and $2.5 million, respectively, compared with $806,000 and $2.2 million, respectively, for the same periods in 2008. Shared services operations revenue related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements. BFC also recognized similar expenses related to shared service operations.
     Cost of sales of real estate for each of the three and nine months ended September 30, 2009 was approximately $6.3 million and represents the purchase accounting adjustment in connection with Core’s impairment of real estate inventory in 2009.
     The increase in employee compensation and benefits during the three months ended September 30, 2009 as compared to the same period in 2008 was primarily due to higher stock compensation expenses which resulted from the incremental cost in connection with the re-pricing of BFC’s outstanding stock options. The incremental compensation cost was approximately $160,000 during the third quarter of 2009. The decrease in employee compensation and benefits during the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to the transfer of approximately seven employees to Woodbridge during the quarter ended June 30, 2008, as well as lower incentive bonuses accrual.
     The reversal to the impairment of goodwill for each of the three and nine months ended September 30, 2009 of approximately $583,000 represents the purchase accounting adjustment in connection with BankAtlantic Bancorp’s goodwill impairment in 2009.
     The increase in other expenses during the three and nine month periods ended September 30, 2009 compared to the same periods in 2008 was primarily due to expenses in the amount of $841,000 in connection with the BFC and Woodbridge Merger which was consummated on September 21, 2009. This increase in other expenses was partially offset by lower recruiting fees in the 2009 period.
     The reversal to the impairment of investment in unconsolidated affiliates for each of the three and nine months ended September 30, 2008 of approximately $4.7 million represents the purchase accounting adjustment in connection with the impairment of the Bluegreen investment in 2008.
     BFC Activities’ income taxes is estimated to result in a 0.0% effective tax rate in 2009 as BFC continues to record a deferred tax valuation allowance fully offsetting the income tax benefits associated with the net loss for the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, the results of BFC Activities included the benefit for income taxes associated with our equity losses in Woodbridge and the tax effect of our equity earnings (losses) in BankAtlantic Bancorp prior to BFC’s business decision to hold its BankAtlantic Bancorp Class A Common Stock indefinitely as discussed below. During the quarter ended September 30, 2008, BFC recorded a valuation allowance of approximately $27.6 million in connection with its deferred tax asset resulting from its NOLs because, based on available evidence, it was determined that the deferred tax asset would not be realized as BFC was not generating sufficient taxable income to utilize the benefit of the deferred tax asset. During the quarter ended September 30, 2008, BFC eliminated its deferred tax liability of approximately $29.3 million associated with its investment in BankAtlantic Bancorp because it adopted a change in its business strategy, pursuant to which BFC intends to hold its investment in its BankAtlantic Bancorp Class A Common Stock indefinitely. Accordingly, based on the Company’s change in intent in 2008 as to the expected manner of recovery of its investment in BankAtlantic Bancorp, the Company reversed its deferred tax liability of $29.3 million during the quarter ended September 30, 2008.
     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was signed into law. The Act includes a provision that will allow most businesses an election to increase the NOL carryback period from 2 years under current law to as much as 5 years for NOLs generated in 2008 or 2009. BFC anticipates that this election will benefit it by allowing it to carryback Woodbridge’s NOLs that were generated in 2008 or 2009 and obtain refunds of taxes paid in the newly included carryback years. However, the amount of the potential refund and the impact on BFC’s financial condition has not yet been determined. Further as previously

BFC Activities
discussed, a portion of the refund, if received, may be payable to the Levitt and Sons estate pursuant to the terms of the Settlement Agreement entered into with the Joint Committee of Unsecured Creditors in the Levitt and Sons Chapter 11 Cases.
     On September 21, 2009, BFC adopted a rights agreement (“Rights Agreement”) designed to preserve shareholder value and protect our ability to use our net operating loss carryforwards. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BFC’s Class A Common Stock and Class B Common Stock without the prior approval of BFC’s Board of Directors. Shareholders of BFC at September 21, 2009 were not required to divest any shares. The Rights Agreement was substantially similar to the rights agreement that Woodbridge had in place prior to the consummation of the Merger.
Liquidity and Capital Resources of BFC Activities Segment
     The following provides cash flow information for the BFC Activities segment (in thousands).

	For the Nine Months Ended
	September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$(4,800)	(5,125)
Investing activities	(1,089)	(1,359)
Financing activities	(571)	(626)

Decrease in cash and cash equivalents	(6,460)	(7,110)
Cash and cash equivalents at beginning of period	9,719	18,898

Cash and cash equivalents at end of period	$3,259	11,788

     BFC expects to meet its short-term liquidity requirements generally through existing cash balances and cash dividends from Benihana and its subsidiaries. The Company expects to meet its long-term liquidity requirements through the foregoing, as well as, if necessary, long-term secured and unsecured indebtedness, and future issuances of equity and/or debt securities and the sale of assets.
     The primary sources of funds to the BFC Activities segment for the nine months ended September 30, 2009 and 2008 (without consideration of Woodbridge’s and BankAtlantic Bancorp’s liquidity and capital resources, which are discussed below in Woodbridge Operations and Financial Services, respectively) were:
•	A dividend from Woodbridge following the Merger in September 2009;

•	Revenues from shared services activities for affiliated companies;

•	Dividends from Benihana’s Convertible Preferred Stock;

•	Venture partnership distributions;

•	Revenues from BFC/CCC in 2008; and

•	Dividends from BankAtlantic Bancorp until January 2009.
     Funds were primarily utilized by BFC to:
•	Purchase shares of BankAtlantic Bancorp Class A Common Stock as discussed below;

•	Pay dividends on BFC’s outstanding 5% Preferred Stock; and

•	Fund BFC’s operating and general and administrative expenses, including shared services costs.
     Cash used in operating activities during 2009 and 2008 was primarily associated with BFC’s operating and general administrative expenses. Included in investing activities during 2009 is the acquisition of BankAtlantic Bancorp Class A Common Stock for approximately $29.9 million and purchases of investments for approximately $1.5 million, partially offset by the $30 million dividend received from Woodbridge following the Merger of BFC and Woodbridge in September 2009. Financing activities in 2009 and 2008 were primarily related to the 5% Preferred Stock dividends payment of $562,500 for each period.
     On September 21, 2009, the board of directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than

BFC Activities
$10 million. This program replaces the $10 million repurchase program that BFC’s board of directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. BFC previously repurchased 100,000 shares of Class A Common Stock at an aggregate cost of $54,000 under the prior program. The current program, like the prior program, authorizes management, at its discretion, to repurchase up to $10 million of shares from time to time subject to market conditions and other factors.
     As discussed above, on September 21, 2009, BFC and Woodbridge consummated their previously announced Merger pursuant to which Woodbridge became a wholly-owned subsidiary of BFC. In connection with the Merger, shareholders holding approximately 4.2 million shares of Woodbridge’s Class A Common Stock have asserted appraisal rights (and have not subsequently withdrawn such demands) and seek to receive cash for their shares. BFC incurred approximately $841,000 in direct costs associated with the Merger which was recorded in the unaudited consolidated statements of operations in BFC Activities. We have not accrued any amounts with respect to the payment associated with the appraisal rights because at this time we can not determine the result of the appraisal process.
     Consistent with our existing business and investment strategies and operational plans, BFC intends to continue to allocate resources within the consolidated group among BFC’s investments and subsidiaries in a manner which BFC’s board of directors believes to be beneficial to BFC’s shareholders. This includes making additional investments in BankAtlantic Bancorp, Bluegreen, Benihana and Pizza Fusion.
     The Company does not expect to receive cash dividends from BankAtlantic Bancorp for the foreseeable future. On September 23, 2009, BFC received $30.0 million from Woodbridge, and these funds were used to increase our investment in BankAtlantic Bancorp through the rights offering described below.
     BankAtlantic Bancorp distributed to its shareholders 4.441 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock owned on August 24, 2009 (the “Rights Offering”). Each whole subscription right entitled the holder to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at a purchase price of $2.00 per share. BFC purchased an aggregate of 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock in the Rights Offering for an aggregate purchase price of $29.9 million. BFC’s acquisition of the 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock upon the exercise of its subscription rights increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 7.3% to 37.2% from 29.9% and increased BFC’s voting interest by approximately 6.7% to 66.0% from 59.3%.
     On June 21, 2004, the Company sold all 15,000 issued and outstanding shares of its 5% Preferred Stock to an investor group in a private offering. On December 17, 2008, the Company amended (the “Amendment”) certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana’s Convertible Preferred Stock, (ii) the Company sells any shares of Benihana’s Common Stock received upon conversion of the Benihana’s Convertible Preferred Stock or (iii) Benihana redeems any shares of its Convertible Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on its 5% Preferred Stock, the Amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s Common Stock received by the Company upon conversion of Benihana’s Convertible Preferred Stock.
     The Company’s 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices ranging from $1,030 per share for the year 2009 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid dividends on the 5% Preferred Stock of $187,500 on a quarterly basis.
     Shares of Benihana’s Convertible Preferred Stock are subject to mandatory redemption on July 2, 2014.

BFC Activities
The date may be extended by the holders of a majority of the then outstanding shares of Benihana Convertible Preferred Stock to a date no later than July 2, 2024. The Company owns 800,000 shares of Benihana’s Convertible Preferred Stock, that it purchased for $25.00 per share. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximate 19% voting interest and an approximate 9% economic interest in Benihana. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter in dividends on Benihana’s Convertible Preferred Stock (see Notes 9 and 21 to the Company’s financial statements for further information).
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
     At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”), had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $2.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 8.5% of the current indebtedness of the property, with the guarantee to be partially reduced in the future based upon the performance of the property. In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as partner of the limited partnership and transferred its 10% interest to another partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee, and if the partner is unable to secure such a release, that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment.
     A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. The BFC guarantee represents approximately 19.2% of the current indebtedness collateralized by the commercial properties.
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
     No amounts are recorded in the Company’s financial statements for the obligations associated with the above guarantees (including the transaction associated with the transfer of BFC/CCC’s wholly-owned subsidiary’s 10% ownership interest) based on the value of the assets collateralizing the indebtedness, the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Woodbridge Operations
Woodbridge Operations
     The operations of Woodbridge Holdings, LLC, BFC’s wholly-owned subsidiary, and its subsidiaries are presented in two reportable segments, which are Land Division and Woodbridge Other Operations.
     On September 21, 2009, Woodbridge and BFC consummated their previously announced merger pursuant to which Woodbridge merged with and into a wholly-owned subsidiary of BFC. BFC previously owned shares of Woodbridge’s common stock representing 59% of the total voting power of Woodbridge and, accordingly Woodbridge’s operation have historically been consolidated in BFC’s financial statements.
     Woodbridge currently engages in business activities through its Land Division, consisting of the operations of Core Communities, LLC (“Core Communities” or “Core”), which develops master-planned communities, and through our Woodbridge Other Operations segment (“Woodbridge Other Operations”). Woodbridge Other Operations includes the parent company operations of Woodbridge, the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), the consolidated operations of Carolina Oak Homes, LLC (“Carolina Oak”), which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). Also included in the Woodbridge Other Operations segment are our equity investment in Bluegreen Corporation (“Bluegreen”) and investments in securities.
Land Division Overview
     Core Communities develops master-planned communities and is currently developing Tradition, Florida, which is located in Port St. Lucie, Florida, and Tradition Hilton Head, which is located in Hardeeville, South Carolina. Tradition, Florida encompasses approximately 8,200 total acres. Core has sold approximately 1,800 acres to date and has approximately 3,800 net saleable acres remaining in inventory. As of September 30, 2009, approximately 8 acres were subject to a sales contract with a sales price which could range from $3.0 million to $3.9 million at a cost of approximately $2.2 million. The sale is contingent upon the purchaser obtaining financing and, if consummated on the contemplated terms, would not result in a loss. Tradition Hilton Head encompasses approximately 5,400 total acres, of which 178 acres have been sold to date. Approximately 2,800 net saleable acres are remaining at Tradition Hilton Head. No acres were subject to sales contracts as of September 30, 2009. Acres sold to date in Tradition Hilton Head include the intercompany sale of 150 acres to Carolina Oak.
     The overall slowdown in the real estate markets and disruptions in credit markets continue to have a negative effect on demand for residential land in our Land Division which historically was partially mitigated by increased commercial leasing revenue. Traffic at both the Tradition, Florida and Tradition Hilton Head information centers remains slow, reflecting the overall state of the real estate market. However, the overall slowdown has also impacted demand for commercial properties.
Woodbridge Other Operations Overview
     Woodbridge Other Operations consist of Woodbridge’s corporate overhead expenses, the operations of Pizza Fusion (which is a restaurant franchise operating within the quick service and organic food industries), the operations of Carolina Oak (which engaged in homebuilding activities at Tradition Hilton Head prior to the suspension of those activities in the fourth quarter of 2008), and the activities of Cypress Creek Capital and Snapper Creek. In addition, it also includes an equity investment in Bluegreen and investments in other securities.
     As of September 30, 2009, we held an equity investment in 9.5 million shares of the common stock of Bluegreen, a NYSE-listed company, which represents approximately 29% of Bluegreen’s outstanding common stock. Bluegreen is engaged in the acquisition, development, marketing and sale of ownership interests in primarily “drive-to” vacation resorts, and the development and sale of golf communities and residential land. We are currently working with Bluegreen to explore avenues available to obtain liquidity for its receivables, which may include, among other potential alternatives, the formation of a broker dealer to raise capital through private or public offerings. See Item 5. “Other Information — Investment in Bluegreen” for information regarding our purchase of additional shares of Bluegreen common stock in November 2009.
     During 2008, Woodbridge began evaluating its investment in Bluegreen on a quarterly basis for other-than-

Woodbridge Operations
temporary impairments in accordance with accounting guidance for investments. These evaluations generally included an analysis of various quantitative and qualitative factors relating to the performance of Bluegreen and its stock price. The Bluegreen investment was valued using a market approach valuation technique and Level 1 valuation inputs under accounting guidance for fair value measurements. Based on the results of quarterly impairment evaluations of the investment in Bluegreen, other-than-temporary impairment charges of $10.8 million and $31.2 million, respectively, were recorded in the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, an other-than-temporary impairment charge of $53.6 million was recorded. In the fourth quarter of 2008, a $40.8 million other-than-temporary impairment charge related to the investment was recorded.
     As of September 30, 2009, we owned 1.4 million shares of Office Depot common stock. We performed impairment analyses of our investment in Office Depot securities on a quarterly basis. The impairment analyses included an evaluation of, among other things, qualitative and quantitative factors relating to the performance of Office Depot and its stock price. As a result of these evaluations, we recorded other-than-temporary impairment charges related to our investment in Office Depot at December 31, 2008 and March 31, 2009 of $12.0 million and $2.4 million, respectively. Information regarding the investment in Office Depot, including information regarding our sale of 1.4 million shares of Office Depot’s common stock for $8.5 million during November 2009, is included in Note 9 to our unaudited consolidated financial statements under Part I Item 1 of this report.
Woodbridge Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2009	2008	Change	2009	2008	Change
Revenues
Sales of real estate	$130	10,522	(10,392)	3,324	13,071	(9,747)
Other revenues	2,965	3,155	(190)	8,901	8,863	38

Total revenues	3,095	13,677	(10,582)	12,225	21,934	(9,709)

Costs and expenses
Cost of sales of real estate	25,367	7,015	18,352	27,361	8,801	18,560
Selling, general and administrative expenses	9,776	12,598	(2,822)	30,879	38,177	(7,298)
Interest expense	4,320	2,503	1,817	10,840	8,059	2,781
Impairment of goodwill	2,001	—	2,001	2,001	—	2,001

Total costs and expenses	41,464	22,116	19,348	71,081	55,037	16,044

Earnings from Bluegreen Corporation	11,781	2,241	9,540	28,831	3,978	24,853
Impairment of investment in Bluegreen	(10,780)	(53,576)	42,796	(31,181)	(53,576)	22,395
Impairment of other investments	—	—	—	(2,396)	—	(2,396)
Gain on settlement of investment in subsidiary	—	—	—	40,369	—	40,369
Interest and other income	389	3,771	(3,382)	1,232	7,325	(6,093)

Loss before income taxes and noncontrolling interest	(36,979)	(56,003)	19,024	(22,001)	(75,376)	53,375
(Provision) benefit for income taxes	—	—	—	—	—	—

Net loss	(36,979)	(56,003)	19,024	(22,001)	(75,376)	53,375
Less: Net loss attributable to noncontrolling interest	376	—	376	850	—	850

Net loss attributable to Woodbridge	$(36,603)	(56,003)	19,400	(21,151)	(75,376)	54,225

Woodbridge Operations
For the Three Months Ended September 30, 2009 Compared to the Same 2008 Period:
     Consolidated net loss attributable to Woodbridge decreased to $36.6 million for the three months ended September 30, 2009, as compared to $56.0 million for the same 2008 period. The decrease in net loss for the three months ended September 30, 2009 was mainly due to lower impairment charges of the investment in Bluegreen in the three months ended September 30, 2009 compared to the same 2008 period and an increase in our interest in earnings from Bluegreen. Additionally, there was a decrease in selling, general and administrative expenses in the three months ended September 30, 2009 compared to the same 2008 period. These factors were offset in part by a $25.3 million impairment charge related to inventory of real estate recorded in the three months ended September 30, 2009 compared to no impairment charges of inventory of real estate in the same 2008 period. Woodbridge also experienced decreases in sales of real estate and in interest and other income, and an increase in interest expense in the three months ended September 30, 2009 compared to the same 2008 period.
Sales of real estate
     The table below summarizes sales of real estate by the Land Division and Woodbridge Other Operations segments:

	Three Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$130	8,450	(8,320)
Woodbridge Other Operations	—	1,847	(1,847)
Eliminations	—	225	(225)

	$130	10,522	(10,392)

     Revenues from sales of real estate decreased to $130,000 for the three months ended September 30, 2009 from $10.5 million for the same 2008 period. Revenues from sales of real estate for the three months ended September 30, 2008 in the Land Division were comprised of land sales, recognition of deferred revenue and revenue related to incremental revenue received from homebuilders based on the final resale price to the homebuilders’ customer (“look back revenue”) while in the three months ended September 30, 2009 it was comprised of recognition of deferred revenue. During the three months ended September 30, 2009, there were no sales in the Land Division, compared to the sale of 31 acres, which generated revenues of approximately $7.8 million, net of deferred revenue, in the same 2008 period. The Land Division recognized deferred revenue on previously sold land of approximately $130,000 for the three months ended September 30, 2009, compared to approximately $644,000 in the same 2008 period. Look back revenues for the three months ended September 30, 2008 were not significant while no look back revenues were earned in the same 2009 period. In Woodbridge Other Operations, 6 units in Carolina Oak were sold which generated $1.8 million in revenues from sales of real estate in the third quarter of 2008, compared to no sales of real estate in the same 2009 period.
Other revenues
     The table below summarizes other revenues by the Land Division and Woodbridge Other Operations segments:

	Three Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$2,352	2,879	(527)
Woodbridge Other Operations	622	276	346
Eliminations	(9)	—	(9)

	$2,965	3,155	(190)

     Other revenues decreased slightly to $3.0 million for the three months ended September 30, 2009 from $3.2 million for the same 2008 period. Other revenues in the Land Division decreased in the three months ended September 30, 2009 compared to the same 2008 period mainly as a result of a decrease in marketing fees and real estate tax revenue. These decreases were partially offset by an increase of other revenues in Woodbridge Other

Woodbridge Operations
Operations in the three months ended September 30, 2009 as franchise revenues related to Pizza Fusion were recorded in the three months ended September 30, 2009. No franchise revenues existed in the three months ended September 30, 2008 since Woodbridge acquired its interest in Pizza Fusion in September 2008.
Cost of sales of real estate
     The table below summarizes cost of sales of real estate by the Land Division and Woodbridge Other Operations segments:

	Three Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$17,980	5,029	12,951
Woodbridge Other Operations	4,300	1,906	2,394
Eliminations	3,087	80	3,007

	$25,367	7,015	18,352

     Cost of sales of real estate increased to $25.4 million for the three months ended September 30, 2009 from $7.0 million for the same 2008 period due to a $25.3 million impairment charge recorded in the three months ended September 30, 2009 associated with inventory of real estate compared to no impairment charges of inventory of real estate in the same 2008 period. The increase in cost of sales of real estate was partly offset by the absence of sales of real estate in the Land Division and Woodbridge Other Operations segments. In the Land Division, there were no sales in the three months ended September 30, 2009, compared to 31 acres sold in the same 2008 period. In Woodbridge Other Operations, we had no sales in Carolina Oak in the three months ended September 30, 2009, compared to 6 units sold in the same 2008 period.
Selling, general and administrative expenses
     The table below summarizes selling, general and administrative expenses by the Land Division and Woodbridge Other Operations segments:

	Three Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$4,868	6,253	(1,385)
Woodbridge Other Operations	4,908	6,496	(1,588)
Eliminations	—	(151)	151

	$9,776	12,598	(2,822)

     Selling, general and administrative expenses decreased to $9.8 million for the three months ended September 30, 2009 from $12.6 million for the same 2008 period. The decrease was a result of, among other things: (a) lower compensation, benefits and incentives expense, and lower office related expenses reflecting a decrease in the associate headcount from 83 employees as of September 30, 2008 to 60 employees as of September 30, 2009, (b) lower sales and marketing expenses as a result of a reduced budget, and (c) lower developer expenses related to property owner associations in Tradition Florida. These decreases were partially offset by an increase in depreciation expense in the three months ended September 30, 2009 compared to the same 2008 period as depreciation expense related to Core’s commercial assets was not recorded in the three months ended September 30, 2008 while the commercial assets were classified as discontinued operations. These commercial assets were reclassified back to continuing operations during the fourth quarter of 2008. Additionally, Woodbridge incurred higher property tax expense due to less acreage in active development and Woodbridge also incurred franchise expenses related to Pizza Fusion in the three months ended September 30, 2009, compared to no franchise expenses in the same 2008 period as Woodbridge acquired its interest in Pizza Fusion in September 2008.

Woodbridge Operations
Interest expense
     The table below summarizes interest expense by the Land Division and Woodbridge Other Operations segments:

	Three Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$1,939	758	1,181
Woodbridge Other Operations	2,381	1,745	636

	$4,320	2,503	1,817

     Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $5.0 million for the three months ended September 30, 2009 and $5.3 million for the same 2008 period. Interest capitalized totaled $663,000 for the three months ended September 30, 2009 and $2.8 million for the same 2008 period. Interest expense increased in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 primarily as a result of less qualifying assets for interest capitalization which resulted in less interest capitalized in the three months ended September 30, 2009 compared to the same 2008 period. The increase was partially offset by lower interest rates during the three months ended September 30, 2009 compared to the same 2008 period. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the three months ended September 30, 2009 did not include previously capitalized interest compared to $281,000 included in the same 2008 period.
Impairment of Goodwill
     The table below summarizes other expense by the Land Division and Woodbridge Other Operations segments:

	Three Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$—	—	—
Woodbridge Other Operations	2,001	—	2,001

	$2,001	—	2,001

     The $2.0 million in Woodbridge Other Operations for the three months ended September 30, 2009 consisted of a write-off of goodwill related to the investment in Pizza Fusion.
Earnings from Bluegreen Corporation
     Bluegreen reported net income for the three months ended September 30, 2009 of $3.9 million, as compared to $6.8 million for the same 2008 period. The interest in Bluegreen’s earnings was $11.8 million for the three months ended September 30, 2009 (after the amortization of approximately $10.6 million related to the change in the basis as a result of the impairment charges on this investment during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009) compared to $2.2 million for the three months ended September 30, 2008. The investment in Bluegreen is reviewed for impairment on a quarterly basis or as events or circumstances warrant for other-than-temporary declines in value. See Note 12 to our unaudited consolidated financial statements for further details of the impairment analysis of the investment in Bluegreen.
Interest and Other Income
     Interest and other income decreased to $389,000 for the three months ended September 30, 2009 from $3.8 million for the same 2008 period. This decrease was mainly due to a $2.5 million gain on sale of real estate assets in the three months ended September 30, 2008 compared to no gain on sale of real estate assets in the same 2009 period. In addition, interest income decreased as a result of lower interest rates as well as a decrease in our cash

Woodbridge Operations
balances for the three months ended September 30, 2009 compared to the same 2008 period.
For the Nine Months Ended September 30, 2009 Compared to the Same 2008 Period:
     Woodbridge’s consolidated net loss decreased to $21.2 million for the nine months ended September 30, 2009, as compared to $75.4 million for the same 2008 period. The decrease in net loss for the nine months ended September 30, 2009 was mainly associated with the reversal into income of the loss in excess of investment in Levitt and Sons after Levitt and Sons’ bankruptcy was finalized. The reversal resulted in a $40.4 million gain in the nine months ended September 30, 2009. Additionally, in the nine months ended September 30, 2009, there was a decrease in impairment charges related to the investment in Bluegreen and an increase in earnings from Bluegreen, as well as a decrease in selling, general and administrative expenses. These factors were offset in part by a $25.3 million impairment charge related to inventory of real estate recorded in the nine months ended September 30, 2009 compared to no impairment charges of inventory of real estate in the same 2008 period. The Company also experienced decreases in sales of real estate and in interest and other income, as well as an increase in interest expense in the nine months ended September 30, 2009 compared to the same 2008 period.
Sales of real estate
     The table below summarizes sales of real estate by the Land Division and Woodbridge Other Operations segments:

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$2,965	10,315	(7,350)
Woodbridge Other Operations	320	2,482	(2,162)
Eliminations	39	274	(235)

	$3,324	13,071	(9,747)

     Revenues from sales of real estate decreased to $3.3 million for the nine months ended September 30, 2009 from $13.1 million for the same 2008 period. Revenues from sales of real estate for the nine months ended September 30, 2009 and 2008 were comprised of land sales, recognition of deferred revenue and look back revenue. In Other Operations, revenues from sales of real estate were comprised of home sales in Carolina Oak. During the nine months ended September 30, 2009, the Land Division sold approximately 13 acres, generating revenues of approximately $1.1 million, compared to the sale of approximately 34 acres, which generated revenues of approximately $8.7 million, net of deferred revenue, in the same 2008 period. The Land Division recognized deferred revenue on previously sold land of approximately $2.0 million for the nine months ended September 30, 2009, compared to approximately $1.4 million in the same 2008 period. Look back revenues for the nine months ended September 30, 2009 and 2008 were approximately $32,000 and $145,000, respectively. In Woodbridge Other Operations, Woodbridge earned $320,000 in revenues from sales of real estate as a result of 1 unit sold in Carolina Oak, compared to revenues from sales of real estate of $2.5 million in the same 2008 period as a result of 8 units sold in Carolina Oak.
Other revenues
     The table below summarizes other revenues by the Land Division and Woodbridge Other Operations segments:

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$7,162	8,077	(915)
Woodbridge Other Operations	1,765	786	979
Eliminations	(26)	—	(26)

	$8,901	8,863	38

Woodbridge Operations
     Other revenues remained unchanged at approximately $8.9 million for each of the nine month periods ended September 30, 2009 and 2008. In the Land Division, other revenues decreased primarily due to a decrease in marketing fees collected, lower common area maintenance revenues, and straight line rent. These decreases were partially offset by an increase in rental revenues in the Land Division due to rent increases as well as the additional tenants in commercial projects. In Woodbridge Other Operations, other revenues increased in the nine months ended September 30, 2009 as franchise revenues related to Pizza Fusion were recorded in the nine months ended September 30, 2009. No franchise revenues were generated in the nine months ended September 30, 2008 as Woodbridge acquired Pizza Fusion in September 2008.
Cost of sales of real estate
     The table below summarizes cost of sales of real estate by the Land Division and Woodbridge Other Operations segments:

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$19,786	6,202	13,584
Woodbridge Other Operations	4,473	2,493	1,980
Eliminations	3,102	106	2,996

Consolidated	$27,361	8,801	18,560

     Cost of sales of real estate increased to $27.4 million for the nine months ended September 30, 2009 from $8.8 million for the same 2008 period due to a $25.3 million impairment charge recorded in the nine months ended September 30, 2009 associated with inventory of real estate compared to no impairment charges of inventory of real estate in the same 2008 period. The increase in cost of sales of real estate was partly offset by a decrease in sales of real estate in our Land Division and Woodbridge Other Operations segments. In the Land Division, approximately 13 acres were sold in the nine months ended September 30, 2009 compared to approximately 34 acres sold in the same 2008 period. In Woodbridge Other Operations, Woodbridge sold 1 unit in Carolina Oak in the nine months ended September 30, 2009, compared to 8 units sold in the same 2008 period.
Selling, general and administrative expenses
     The table below summarizes selling, general and administrative expenses by the Land Division and Woodbridge Other Operations segments:

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$16,277	17,104	(827)
Woodbridge Other Operations	14,624	21,243	(6,619)
Eliminations	(22)	(170)	148

	$30,879	38,177	(7,298)

     Selling, general and administrative expenses decreased to $30.9 million for the nine months ended September 30, 2009 from $38.2 million for the same 2008 period. The decrease was a result of, among other things: (a) lower compensation, benefits and incentives expense, and lower office related expenses reflecting a decrease in the associate headcount from 83 employees as of September 30, 2008 to 60 employees as of September 30, 2009, (b) lower severance related expenses, (c) lower insurance costs as Levitt and Sons’ related insurance costs were not incurred after June 30, 2008, (d) lower sales and marketing expenses as a result of a reduced budget, (e) lower developer expenses related to property owner associations in Tradition, Florida, and (f) lower professional services as Woodbridge incurred costs associated with its securities investments in the nine months ended September 30, 2008 while these costs were not incurred in the nine months ended September 30, 2009. These decreases were partially offset by an increase in depreciation expense in the nine months ended September 30, 2009 compared to the same 2008 period as depreciation expense related to Core’s commercial assets was not recorded in the nine months ended September 30, 2008 while the commercial assets were classified as discontinued operations. These

Woodbridge Operations
commercial assets were reclassified back to continuing operations during the fourth quarter of 2008. Additionally, Woodbridge incurred higher property tax expense due to less acreage in active development and Woodbridge also incurred franchise expenses related to Pizza Fusion in the nine months ended September 30, 2009, compared to no franchise expenses in the same 2008 period as Woodbridge acquired Pizza Fusion in September 2008.
Interest expense
     The table below summarizes interest expense by the Land Division and Woodbridge Other Operations segments:

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$4,610	2,622	1,988
Woodbridge Other Operations	6,230	6,522	(292)
Eliminations	—	(1,085)	1,085

	$10,840	8,059	2,781

     Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $13.8 million for the nine months ended September 30, 2009 and $17.1 million for the same 2008 period. Interest capitalized totaled $2.9 million for the nine months ended September 30, 2009 and $9.1 million for the same 2008 period. Interest expense increased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily as a result of less qualifying assets for interest capitalization which resulted in less interest capitalized in the nine months ended September 30, 2009 compared to the same 2008 period. The increase was partially offset by lower interest rates during the nine months ended September 30, 2009 compared to the same 2008 period. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the nine months ended September 30, 2009 and 2008 included previously capitalized interest of approximately $80,000 and $325,000, respectively.
Impairment of Goodwill
     The table below summarizes other expense by Land Division and Woodbridge Other Operations segments:

	Nine Months Ended September 30,
	2009	2008	Change
	(In thousands)
Land Division	$—	—	—
Woodbridge Other Operations	2,001	—	2,001

	$2,001	—	2,001

     The $2.0 million in Woodbridge Other Operations for the nine months ended September 30, 2009 consisted of a write-off of goodwill related to the investment in Pizza Fusion.
Earnings from Bluegreen Corporation
     Bluegreen reported net income for the nine months ended September 30, 2009 of $14.3 million, as compared to $11.7 million for the same 2008 period. Woodbridge’s interest in Bluegreen’s earnings was $28.8 million for the nine months ended September 30, 2009 (after the amortization of approximately $24.5 million related to the change in the basis as a result of the impairment charges on this investment during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009) compared to $4.0 million for the nine months ended September 30, 2008.
Interest and Other Income
     Interest and other income decreased to $1.2 million during the nine months ended September 30, 2009 from $7.3 million during the same 2008 period. This decrease was mainly due to a $2.5 million gain on sale of real estate assets and a $1.2 million gain on sale of equity securities in the nine months ended September 30, 2008 compared to

Woodbridge Operations
no gains on sales of real estate assets or equity securities in the same 2009 period. In addition, interest income decreased as a result of lower interest rates as well as a decrease in cash balances for the nine months ended September 30, 2009 compared to the same 2008 period.
     Land Division Operational Data

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2009	2008	Change	2009	2008	Change

Acres sold	—	36	(36)	13	39	(26)
Margin percentage (a) (b)	—	40.5%	(40.5)%	36.7%	39.9%	(3.2)%
Unsold saleable acres	6,626	6,641	(15)	6,626	6,641	(15)
Acres subject to sales contracts — third parties (c)	8	17	(9)	8	17	(9)
Aggregate sales price of acres subject to sales contracts to third parties (in thousands) (c)	$—	1,879	(1,879)	—	1,879	(1,879)

(a)	Includes revenues from look back provisions and recognition of deferred revenue associated with sales in prior periods. Margin percentage for the three months ended September 30, 2009 was not included as it relates to an insignificant amount of recognition of deferred revenue.

(b)	Excludes a $25.3 million impairment charge of inventory of real estate recorded in the three months ended September 30, 2009.

(c)	As of September 30, 2009, approximately 8 acres were subject to a sales contract with a sales price which could range from $3.0 million to $3.9 million at a cost of approximately $2.2 million. The sale is contingent upon the purchaser obtaining financing and, if consummated on the contemplated terms, would not result in a loss.
     Due to the nature and size of individual land transactions, the Land Division results have historically fluctuated significantly. In the current environment, any margins on land sales are expected to be low, given the downturn in the real estate markets and the significant decrease in demand. In addition to the impact of economic and market factors, the sales price and margin of land sold varies depending upon: the location; the parcel size; whether the parcel is sold as raw land, partially developed land or individually developed lots; the degree to which the land is entitled; and whether the designated use of the land is residential or commercial. The cost of sales of real estate is dependent upon the original cost of the land acquired, the timing of the acquisition of the land, the amount of land development, and interest and real estate tax costs capitalized to the particular land parcel during active development. Allocations to cost of sales involve significant management judgment and include an estimate of future costs of development, which can vary over time due to labor and material cost increases, master plan design changes and regulatory modifications. Accordingly, allocations are subject to change based on factors which are in many instances beyond management’s control. Future margins will continue to vary based on these and other market factors. If conditions in the real estate markets do not improve or deteriorate further, it may not be possible to sell land at prices above the carrying cost or even in amounts necessary to repay indebtedness.
     The value of acres subject to third party sales contracts ranged from $3.0 million to $3.9 million at September 30, 2009 compared to $1.9 million at September 30, 2008. While backlog is not an exclusive indicator of future sales activity, it provides an indication of potential future sales activity.

Woodbridge Operations
Woodbridge Liquidity and Capital Resources
     As of September 30, 2009 and December 31, 2008, Woodbridge had cash (excluding the cash and cash equivalents held at Core, as discussed below) and short-term certificates of deposits of $61.7 million and $107.3 million, respectively. The $45.6 million decrease in cash during the nine months ended September 30, 2009 was primarily due to a $30 million dividend payment to BFC, general and administrative expenses and debt service costs.
     Management assesses Woodbridge’s liquidity in terms of its cash and cash equivalent balances and its ability to generate cash to fund its operating and investment activities. Core Communities’ operations are generally financed using proceeds from sales of real estate inventory and debt financing using land or other developed assets as loan collateral. Community development districts have historically been utilized to fund development costs at Core when possible. Many of the financing agreements contain covenants at the subsidiary level. Woodbridge Holdings, LLC guarantees are provided only in limited circumstances and, when provided, are generally provided on a limited basis.
     We believe that Woodbridge’s current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for anticipated near-term liquidity needs. Woodbridge expects to meet its long-term liquidity requirements through the means described above and, as determined to be appropriate by the Company’s board of directors and management, long-term secured and unsecured indebtedness, and future issuances of debt securities. However, based on the deteriorating values of the underlying land collateral, we have commenced discussions with lenders to restructure our outstanding indebtedness. While we are currently in default under the terms of certain of our loans as a result of a failure to make payments when due or noncompliance with covenants, we are continuing to pursue the restructuring of the debt. There is no assurance that we will be successful in restructuring the debt or otherwise resolving these issues.
     While both Woodbridge and Core are currently in discussions with lenders to restructure certain of their debt facilities, including those described below, there is no assurance that they will be successful in restructuring any or all of the applicable facilities. Failure to make required payments or satisfy covenants under these facilities may result in the lender accelerating the outstanding debt, causing it to become immediately due and payable, the loss of the collateral securing the indebtedness and/or a judgment being entered against the companies. If a lender decides to exercise any of these remedies as a result of a default, our financial condition, operating results and cash position would be materially and adversely impacted.
     Woodbridge Holdings, LLC is currently in discussions regarding a debt restructuring with a lender on a debt facility with an outstanding balance of approximately $37 million that is collateralized by a residential housing project. While negotiating the restructure, Woodbridge made the November payment on November 13, 2009. The lender has taken the position that the payment was late and accelerated the debt. We plan to vigorously contest this acceleration. Discussions are continuing to resolve the issues relating to the loan, however, there is no assurance that those negotiations will be successful.
     At November 9, 2007, the date of the deconsolidation of Levitt and Sons, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and there were outstanding advances due to Woodbridge from Levitt and Sons of $67.8 million, resulting in a net negative investment of $55.2 million. During the fourth quarter of 2008, the Company identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, the Company recorded a $2.3 million reclassification in the fourth quarter of 2008 between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition which reduced the net negative investment to $52.9 million. After the filing of the Chapter 11 Cases, Woodbridge incurred certain administrative costs relating to services performed for Levitt and Sons and its employees (the “Post Petition Services”). Woodbridge did not incur Post Petition Services in the three and nine months ended September 30, 2009, compared to approximately $12,000 and $1.6 million incurred in the same periods in 2008, respectively.
     During 2008, Woodbridge entered into a settlement agreement, as amended (the “Settlement Agreement”), with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay $8 million to the Debtors’ bankruptcy estates, establish a $4.5 million release fund to be disbursed to third party creditors in exchange for a third party release and injunction, pay an additional $300,000 to a deposit holders fund and waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (ii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. The Settlement Agreement also provided that if, within one year after the Bankruptcy Court’s confirmation of the Settlement Agreement, Section 172 of the Internal Revenue Code was amended to permit a carry back of tax losses from calendar years 2007 or 2008 to one or more years preceding calendar year 2005, then Woodbridge would share a portion of any resulting tax refund with the Debtors and the Joint Committee based on an agreed upon formula. The Settlement Agreement was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons

Woodbridge Operations
and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement) was recognized into income in the nine months ended September 30, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. As discussed in Note 26 to our unaudited consolidated financial statements under Part I Item 1 of this report, Woodbridge will be allowed to increase its NOL carryback period to as much as 5 years for NOLs generated in 2008 or 2009 and obtain refunds of taxes paid in the newly included carryback years. As described above, under the terms of the Settlement Agreement, a portion of the refund, if received, may be payable to the Levitt and Sons estate.
Core Communities
     At September 30, 2009 and December 31, 2008, Core had cash and cash equivalents of $2.8 million and $16.9 million, respectively. Cash decreased $14.1 million during the nine months ended September 30, 2009 primarily as a result of cash used to fund the continued development of Core’s projects and payments of interest on its outstanding debt as well as selling, general and administrative expenses. Core’s cash balance at December 31, 2008 reflected Core’s receipt of a repayment from Woodbridge of a $40 million intercompany loan, which repayment was made during the second quarter of 2008, partially offset by a $30 million dividend payment from Core to Woodbridge during the fourth quarter of 2008.
     At September 30, 2009, Core had no immediate availability under its various lines of credit. Core has made efforts to minimize its development expenditures in both Tradition, Florida and in Tradition Hilton Head; however, Core continues to incur expenses related to the development of these communities. Other sources of liquidity for Core include the receipt of payments on a note receivable held by Core at September 30, 2009 of approximately $4 million that matures in December 2009. In November 2009, Woodbridge purchased this note from Core at its $4 million face amount and will advance funds against the note in five installments through December 2009. The first $1 million installment was paid to Core on November 16, 2009.
     Core’s operations continue to be negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales of its real estate inventory and, as a consequence, Core is experiencing cash flow deficits.
     Core is currently in debt restructuring negotiations with a lender for loans approximating $113 million. While these negotiations continue, Core made the decision to suspend the required interest payments under the terms of these loans as of November 11, 2009. Further, the debt facilities governing these loans contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios, and Core is not currently in compliance with one or more of these covenants. Accordingly, Core is currently in default under these loans. As discussed above, Core is currently engaged in negotiations with the lender to restructure the debt facilities governing these loans; however, there can be no assurance that these negotiations will be successful.
     Core is also currently seeking to renegotiate the terms of an approximate $25 million loan with a second lender. Core has advised the lender that Core will no longer fund the operating expenses related to maintaining that lender’s collateral. The lender has agreed, pursuant to an amendment of the loan agreement, to fund certain of those operating expenses through December 31, 2009 out of a previously established interest reserve.
     Core also has two loans totaling approximately $13.7 million with a third lender which are secured by certain of Core’s commercial properties and mature in June and July 2010. Core has entered into discussions with the lender regarding restructuring these loans. In connection with these negotiations, the lender advised us that it has received a preliminary appraisal on the real estate securing the loans and, accordingly, any restructuring of the debt may be subject to the results of such appraisal and the current fair value of the real estate, which has been adversely impacted by the current adverse economic conditions. While Core is seeking to restructure the loans without making a re-margining payment to the lender, there is no assurance that a re-margining payment will not be required or that the negotiations regarding the debt restructuring will otherwise be successful.

Woodbridge Operations
     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding is scheduled in three installments: the first installment of $100,000 was due October 21, 2009; the second installment of $450,000 is due on January 1, 2010; the final installment is due on April 1, 2010. Additionally, Core is obligated to fund certain staffing costing $200,000 under the terms of this agreement. Core did not pay the initial $100,000 installment and has not funded the $200,000 payment for staffing, and on November 5, 2009, Core received a notice of default from the city for non payment. Core is in discussions with one of its lenders to fund the required payments out of an interest reserve account established under its loan agreement with that lender while it seeks to resolve this issue. However, in the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city which could result in a loss of entitlements associated with the development project.
     As discussed above, the operations of Core have been negatively impacted by the deterioration of the real estate market. Based on an ongoing evaluation of its cost structure and in light of current market conditions, Core has reduced its head count by 20 employees resulting in approximately $1.3 million in severance charges to be recorded in the fourth quarter of 2009.
     The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and as they arise. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and there is no assurance that Woodbridge will provide any funds to Core. Core’s results are reported separately for segment purposes as the Land Division segment in Note 6. Core’s financial information included in the unaudited consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the unaudited consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty.
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
     Core’s bond financing at September 30, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $156.9 million and $130.5 million, respectively. Further, at September 30, 2009, approximately $55.1 million was available under these bonds to fund future development expenditures. Bond obligations at September 30, 2009 mature in 2035 and 2040. As of September 30, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended September 30, 2009 and 2008, Core recorded a liability of approximately $220,000 and $154,000, respectively, in assessments on property owned by it in the districts. During the nine months ended September 30, 2009 and 2008, Core recorded a liability approximately $537,000 and $422,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been

Woodbridge Operations
no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with accounting guidance for real estate, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of September 30, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million. This liability is included in the accompanying unaudited consolidated statements of financial condition as of September 30, 2009 and December 31, 2008.
     The following table summarizes Woodbridge’s and its subsidiaries contractual obligations as of September 30, 2009 (in thousands):

		Payments due by period
		Less than	2 - 3	4 - 5	More than
Category	Total	1 year	Years	Years	5 years

Long-term debt obligations (1) (2)	$347,695	8,305	216,128	2,510	120,752
Operating lease obligations	1,710	813	637	260	—

Total obligations	$349,405	9,118	216,765	2,770	120,752

(1)	Amounts exclude interest because terms of repayment are based on construction activity and sales volume. In addition, a large portion of the debt is based on variable rates.

(2)	These amounts represent scheduled principal payments. Some of those borrowings require the repayment of specified amounts upon a sale of portions of the property collateralizing those obligations, as well as curtailment repayments prior to scheduled maturity pursuant to re-margining requirements.
     Long-term debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Operating lease obligations consist of lease commitments. In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits in accordance with accounting guidance for uncertainty in income taxes, which provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
     At September 30, 2009 and December 31, 2008, Woodbridge had outstanding surety bonds of approximately $860,000 and $8.2 million, respectively, which were related primarily to obligations to various governmental entities to construct improvements in various communities. It is estimated that approximately $860,000 of work remains to complete these improvements and it is not anticipated that any outstanding surety bonds will likely be drawn upon.
     Levitt and Sons had approximately $33.3 million of surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $11.7 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. As of September 30, 2009, we had $1.0 million in surety bond accruals at Woodbridge related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $85,000 during the three months ended September 30, 2009 in accordance with the indemnity agreement for bond claims paid during the period compared to no reimbursements made during the same 2008 period. For the nine months ended September 30, 2009 and 2008, Woodbridge reimbursed the surety approximately $122,000 and $532,000, respectively. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $1.0 million accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post $5.4 million of collateral against a portion of the $11.7 million surety bonds exposure in connection with demands made by a municipality. We believe that the municipality does not have the right to demand payment under the bonds and we initiated a lawsuit against the municipality. We do not believe a loss is probable and accordingly have

Woodbridge Operations
not accrued any amount related to this claim. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million letter of credit as security while the matter is litigated with the municipality, and we have complied with that request.
     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. Woodbridge did not incur any severance and benefits related restructuring charges in the three months ended September 30, 2009, while Woodbridge incurred charges of approximately $227,000 during the three months ended September 30, 2008. During the nine months ended September 30, 2009 and 2008, Woodbridge incurred severance and benefits related restructuring charges of approximately $82,000 and $2.3 million, respectively. For the three months ended September 30, 2009, Woodbridge did not pay any amounts in severance and termination charges related to the above described employee fund or for employees other than Levitt and Sons employees while it paid approximately $905,000 in severance and termination charges in the same 2008 period. For the nine months ended September 30, 2009 and 2008, these payments amounted to approximately $211,000 and $3.6 million, respectively. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors.

Financial Services
(BankAtlantic Bancorp)
Financial Services
     Our Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009 filed with the Securities and Exchange Commission. Accordingly, references to the “Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2009 and 2008. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment on our business generally, our regulatory capital ratios and the ability of our borrowers to service their obligations and of our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our real estate based loans including our residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans, and Commercial business loans, and conditions specifically in those market sectors; the accuracy of our estimates of the fair value of collateral securing our loans, including the accuracy of values estimated using automated valuation models and other methods, the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances; BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense reduction initiatives and the ability to achieve additional cost savings; and the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the quarterly report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing

Financial Services
(BankAtlantic Bancorp)
the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of securities as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other long-lived assets; and (iv) the accounting for the deferred tax asset valuation allowance. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Consolidated Results of Operations
     Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2009	2008	Change
BankAtlantic	$(35,304)	(2,092)	(33,212)
Parent Company	(16,784)	(8,890)	(7,894)

Net loss	$(52,088)	(10,982)	(41,106)

For the Three Months Ended September 30, 2009 Compared to the Same 2008 Period:
     The increase in BankAtlantic’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from a $29.3 million increase in its provision for loan losses and a $9.7 million decline in net interest income. The increase in BankAtlantic’s net loss was partially offset by $6.8 million of lower non-interest expenses related primarily to management’s expense reduction initiatives and an increase in non-interest income of $1.6 million primarily related to $4.8 million of gains on the sale of securities. The substantial increase in the provision for loan losses resulted primarily from a significant increase in charge-offs and loan loss reserves in our consumer, residential and commercial real estate loan portfolios. These portfolios continued to be negatively affected by the current adverse economic environment, especially declining collateral values and rising unemployment. The substantial decline in net interest income reflects management’s decision to reduce asset balances and wholesale borrowings as well as the impact of increased levels of nonperforming assets in order to improve BankAtlantic’s liquidity position and regulatory capital ratios. As a consequence, BankAtlantic’s average earnings assets declined by $1.1 billion for the three months ended September 30, 2009 compared to the September 30, 2008 period. The increase in non-interest income associated with gains on sale of agency securities was partially offset by declines in revenues from service charges on deposit accounts mainly due to lower customer overdraft fees recognized during the 2009 quarter compared to the 2008 quarter. This overdraft fee income decline reflects, in part, management’s focus on targeting retail customers and businesses that maintain higher average deposit balances than our existing customers which results in fewer overdrafts per account. BankAtlantic incurred significantly lower non-interest expenses during the 2009 quarter compared to the same 2008 quarter. In response to adverse economic conditions, BankAtlantic, during 2008 and the nine months ended September 30, 2009, reduced expenses with a view toward increasing operating efficiencies. These operating expense initiatives included workforce reductions, consolidation of certain back-office facilities, sale of five central Florida stores, renegotiation of vendor contracts, outsourcing of certain back-office functions, reduction in marketing expenses and other targeted expense reductions these expense reductions were partially offset by higher FDIC insurance premiums, including a $2.4 million FDIC special assessment in June 2009. Also during the 2008 quarter, BankAtlantic recognized income tax benefits associated with its net loss while during the 2009 quarter, a deferred tax valuation allowance continued to be recognized, fully offsetting the income tax benefits associated with the net loss in the 2009 quarter.
     The increase in the Parent Company’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from a $3.1 million increase in the provision for loan loss, a $4.7 million reduction in income tax

Financial Services
(BankAtlantic Bancorp)
benefits and $1.1 million of lower securities gains. These items were partially offset by a $1.1 million reduction in net interest expense. The increased provision for loan losses reflects higher loan loss reserves established on non-performing loans transferred from BankAtlantic to an asset work-out subsidiary of the Parent Company in March 2008. The additional reserves were required due to declining collateral values. The lower revenues from securities activities, net reflect a $1.1 million gain on the sale of Stifel warrants during the 2008 quarter with no gains recognized on the sale of securities during the 2009 quarter. The Parent Company recognized a $4.7 million income tax benefit in the 2008 quarter while no income tax benefit was recognized during the 2009 quarter due to the increase in the deferred tax valuation allowance. The lower net interest expense reflects a decline in interest expense on junior subordinated debentures associated with a significant decrease in the three-month LIBOR interest rate from September 2008 to September 2009.

	For the Nine Months Ended September 30,
	2009	2008	Change
BankAtlantic	$(100,071)	(33,132)	(66,939)
Parent Company	(36,985)	(21,777)	(15,208)

Net loss	$(137,056)	(54,909)	(82,147)

For the Nine Months Ended September 30, 2009 Compared to the Same 2008 Period:
     The increase in BankAtlantic’s net loss during the 2009 nine month period compared to the same 2008 period primarily resulted from a $30.0 million increase in the provision for loan losses, a $25.8 million decline in net interest income, $14.6 million of lower revenues from service charges on deposits and the recognition of $22.9 million of income tax benefits in the 2008 period associated with the net loss during that period and no tax benefits recognized in the 2009 period as a result of the deferred tax valuation allowance. The increase in BankAtlantic’s net loss was partially offset by higher securities gains and lower non-interest expenses.
     The increase in the Parent Company’s net loss primarily resulted from an increase in the provision for loan losses of $1.9 million, lower revenues from securities activities of $4.3 million and the reduction in the income tax benefit of $11.6 million partially offset by a $3.0 million reduction in net interest expense.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet — Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2009			September 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$4,066,363	44,968	4.42	$4,451,976	60,785	5.46
Investments	574,604	8,700	6.06	1,318,289	20,159	6.12

Total interest earning assets	4,640,967	53,668	4.63%	5,770,265	80,944	5.61%

Goodwill and core deposit intangibles	16,297			75,029
Other non-interest earning assets	318,033			417,035

Total Assets	$4,975,297			$6,262,329

Deposits:

Savings	$431,516	367	0.34%	$471,270	963	0.81%

NOW	1,237,459	1,930	0.62	955,392	2,256	0.94
Money market	392,344	642	0.65	557,343	2,089	1.49
Certificates of deposit	1,175,821	6,480	2.19	1,138,615	10,244	3.58

Total interest bearing deposits	3,237,140	9,419	1.15	3,122,620	15,552	1.98

Short-term borrowed funds	47,186	15	0.13	92,319	378	1.63
Advances from FHLB	410,628	2,494	2.41	1,598,111	13,401	3.34
Long-term debt	22,737	255	4.45	26,088	418	6.37

Total interest bearing liabilities	3,717,691	12,183	1.30	4,839,138	29,749	2.45
Demand deposits	808,802			812,402
Non-interest bearing other liabilities	63,870			53,279

Total Liabilities	4,590,363			5,704,819
Stockholder’s equity	384,934			557,510

Total liabilities and stockholder’s equity	$4,975,297			$6,262,329

Net interest income		$41,485	3.33%		$51,195	3.16%

Margin
Interest income/interest earning assets			4.63%			5.61%
Interest expense/interest earning assets			1.04			2.05

Net interest margin (tax equivalent)			3.59%			3.56%

For the Three Months Ended September 30, 2009 Compared to the Same 2008 Period:
     The decrease in net interest income primarily resulted from a significant reduction in earning assets and an increase in non-performing assets, partially offset by an increase in the net interest margin. Interest income on earning assets declined $27.3 million in the 2009 quarter as compared to the 2008 quarter. The decline was primarily due to lower average earning assets, the impact that lower interest rates during 2009 had on our loan portfolio average yields and the impact of increased non-performing assets. The decline in investment yields resulted primarily from the reduction by the FHLB of its stock dividend during the third quarter of 2009 compared to the same 2008 period. Also contributing to the decline in investment yields was the sale of mortgage-backed securities that had higher yields than the existing portfolio. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans and to sell agency securities in an effort to enhance liquidity and improve regulatory capital ratios.
     Interest expense on interest bearing liabilities declined by $17.6 million during the 2009 quarter compared to the 2008 quarter. The decline was primarily due to a significant decline in wholesale borrowings, lower interest rates and a change in the mix of liabilities from higher cost FHLB advance borrowings and higher cost certificates of deposit accounts to lower cost deposits.

Financial Services
(BankAtlantic Bancorp)
     The net interest margin increased as rates on average interest bearing liabilities declined faster than yields on average interest-earning assets. The decline in interest rates on interest bearing liabilities reflects the lower interest rate environment generally during 2009 compared to 2008 and a change in BankAtlantic’s funding mix from higher rate FHLB advances to lower rate deposits. BankAtlantic repaid $760 million of FHLB advances during the nine months ended September 30, 2009. These FHLB advances had an average interest rate of 3.37% and were repaid to improve BankAtlantic’s net interest margin. The interest earning asset yield declines were primarily due to lower interest rates during the current period and changes in the earning asset portfolio mix from higher yielding residential loans and residential mortgage backed securities to lower yielding commercial and consumer loans. During the nine months ended September 30, 2009, interest rates on residential mortgage loans were at historical lows which resulted in increased residential loan refinancings and the associated early repayment of existing residential loans during the period. Additionally, BankAtlantic sold $283.9 million of mortgage backed securities during the nine months ended September 30, 2009. The lower interest rate environment during the 2009 quarter had a significant impact on commercial, small business and consumer loan yields, as a majority of these loans have adjustable interest rates indexed to prime or LIBOR. The prime interest rate declined from 5.00% at June 30, 2008 to 3.25% at September 30, 2009, and the average three-month LIBOR rate declined from 3.07% at September 30, 2008 to 0.30% at September 30, 2009. Yields on earning assets were also adversely affected by lower FHLB stock dividends. BankAtlantic received $0.6 million of FHLB stock dividends during the three months ended September 30, 2008 compared to $0.1 million during the same 2009 period.
     The decline in interest bearing deposit rates reflects the lower interest rate environment and an increase in NOW low cost deposit accounts. The increase in certificate accounts reflects higher average brokered deposit account balances during the 2009 quarter compared to the 2008 quarter. Deposits which BankAtlantic receives in connection with its participation in the CDARS program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits increased from $126.0 million for the three months ended September 30, 2008 to $190.4 million during the same 2009 period, representing 3.90% of total deposits as of September 30, 2009. However, average brokered deposits for the 2009 third quarter declined compared to average brokered deposits of $232.5 million for the 2009 second quarter.

	Average Balance Sheet — Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$4,215,306	142,159	4.50	$4,519,948	190,387	5.62%
Investments	736,500	30,908	5.60	1,150,224	51,996	6.03

Total interest earning assets	4,951,806	173,067	4.66%	5,670,172	242,383	5.70

Goodwill and core deposit intangibles	19,593			75,381
Other non-interest earning assets	332,853			422,172

Total Assets	$5,304,252			$6,167,725

Deposits:
Savings	$441,270	1,258	0.38%	$529,723	4,265	1.08%
NOW	1,148,733	5,155	0.60	941,297	6,837	0.97
Money market	408,656	2,089	0.68	594,338	7,674	1.72
Certificates of deposit	1,243,603	25,431	2.73	1,016,390	29,877	3.93

Total interest bearing deposits	3,242,262	33,933	1.40	3,081,748	48,653	2.11

Short-term borrowed funds	129,487	223	0.23	142,181	2,491	2.34
Advances from FHLB	644,516	14,740	3.06	1,471,029	40,780	3.70
Long-term debt	22,778	839	4.92	26,272	1,336	6.79

Total interest bearing liabilities	4,039,043	49,735	1.65	4,721,230	93,260	2.64
Demand deposits	798,390			848,558
Non-interest bearing other liabilities	62,751			49,308

Total Liabilities	4,900,184			5,619,096
Stockholder’s equity	404,068			548,629

Total liabilities and stockholder’s equity	$5,304,252			$6,167,725

Net interest income/net
interest spread		$123,332	3.01%		$149,123	3.06%

Margin
Interest income/interest earning assets			4.66%			5.70%
Interest expense/interest earning assets			1.34			2.20

Net interest margin			3.32%			3.50%

Financial Services
(BankAtlantic Bancorp)
For the Nine Months Ended September 30, 2009 Compared to the Same 2008 Period:
     Interest income on earning assets declined $69.3 million in the 2009 period compared to the same 2008 period while interest expense on interest bearing liabilities declined by $43.5 million during the 2009 period compared to the same 2008 period. The decrease in net interest income primarily resulted from a significant reduction in earning assets as well as a decline in the net interest margin. The decline in the net interest margin for the nine month period resulted primarily from the same items discussed above for the three months ended September 30, 2009 compared to the same 2008 period.
Asset Quality
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	As of
	September 30, 2009	December 31, 2008
NONPERFORMING ASSETS
Tax certificates	$3,011	1,441
Commercial real estate	189,720	161,947
Consumer	11,336	6,763
Small business	9,693	4,644
Residential real estate (1)	76,022	34,734
Commercial business	8,094	—

Total nonaccrual assets (2)	$297,876	209,529

Residential real estate owned	$5,606	2,285
Commercial real estate owned	25,011	16,500
Small business real estate owned	179	260
Other repossessed assets	13	—

Total repossessed assets	30,809	19,045

Total nonperforming assets, net	$328,685	228,574

Allowances
Allowance for loan losses	$165,975	125,572
Allowance for tax certificate losses	6,881	6,064

Total allowances	$172,856	131,636

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (3)	$439	15,721
Performing impaired loans (4)	62,330	—
Troubled debt restructured	103,305	25,843

TOTAL POTENTIAL PROBLEM LOANS	$166,074	41,564

(1)	Includes $45.5 million and $20.8 million of interest-only residential loans as of September 30, 2009 and December 31, 2008, respectively.

(2)	Includes $51.9 million and $0 of troubled debt restructured loans as of September 30, 2009 and December 31, 2008, respectively.

(3)	The majority of these loans have matured and the borrowers continue to make payments under the matured agreements.

(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
     During the nine months ended September 30, 2009, real estate values in markets where our collateral is located continued to decline and economic conditions deteriorated further. In September 2009, Florida’s unemployment rate hit a 34 year high of 11.0% and the national unemployment rate rose to 9.8%. The recession and high unemployment is adversely affecting commercial non-residential real estate markets as consumers and businesses reduce spending which in turn may cause a significant increase in delinquencies in Florida and

Financial Services
(BankAtlantic Bancorp)
nationwide on loans collateralized by shopping centers, hotels and offices. Additionally, rising national unemployment has resulted in higher delinquencies and foreclosures on jumbo residential real estate loans during 2009. These adverse economic conditions continued to adversely impact the credit quality of all of BankAtlantic’s loans resulting in higher loan delinquencies, charge-offs and classified assets. We continued to incur losses in our commercial residential real estate and consumer home equity loan portfolios. We also began experiencing higher losses during 2009 in our commercial non-residential, residential and small business loan portfolios as the deteriorating economic environment has adversely impacted these borrowers. We believe that if real estate and general economic conditions and unemployment trends in Florida do not improve, the credit quality of our loan portfolio will continue to deteriorate and additional provisions for loan losses may be required in subsequent periods. Additionally, if jumbo residential loan delinquencies and foreclosures continue to increase nationwide, additional provisions for losses in our residential loan portfolio may be required.
     Non-performing assets were substantially higher at September 30, 2009 compared to December 31, 2008 primarily resulting from higher non-performing loans and real estate owned balances.
     The increase in non-accrual tax certificates and the higher allowance for tax certificate losses primarily relate to out of state tax certificates purchased in real estate markets where home values have deteriorated since the purchase date. Management believes that adverse economic conditions in distressed areas resulted in higher tax certificate non-performing assets and charge-offs than historical trends.
     The higher non-performing loans primarily resulted from a $27.8 million and a $41.3 million increase in non-accrual commercial real estate and residential loans, respectively.
     Commercial residential loans continue to constitute the majority of non-performing loans; however, BankAtlantic is experiencing unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in future periods. BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships account for 55% of our $189.7 million of non-accrual commercial real estate loans as of September 30, 2009. The following table outlines general information about these relationships as of September 30, 2009 (in thousands):

	Carrying	Specific	Date Loan	Date Placed	Default	Collateral	Date of Last
Relationships	Amount	Reserves	Originated	on Nonaccrual	Date (3)	Type	Full Appraisal
Residential Land Developers
Relationship No. 1	$25,000	2,537	Oct-04	Q4-2008	Q4-2008	Land A&D (4)	Oct-08
Relationship No. 2 (2)	14,284	6,938	Aug-04	Q4-2008	Q1-2009	Builder Land	Nov-08
Relationship No. 3	12,500	—	Aug-06	Q1-2009	Q1-2009	Land A&D (4)	Jan-09
Relationship No. 4 (1)	12,366	9,307	Aug-04	Q3-2007	Q4-2007	Builder Land	Dec-08

Total	64,150	18,782

Commercial Land Developers
Relationship No. 5	10,897	7,637	Jul-07	Q3-2009	Q3-2009	Commercial Land	Aug-09
Relationship No. 6	10,537	—	Dec-04	Q3-2008	Q1-2009	Commercial Land	Dec-08
Relationship No. 7	18,954	5,900	Dec-06	Q4-2008	Q4-2008	Construction — Mixed use	Jan-09

Total	40,388	13,537

Total of Large Relationships	$104,538	32,319

(1)	During 2008, BankAtlantic recognized partial charge-offs on relationship No. 4 of $7.7 million.

(2)	A modification was executed, and the loan is reported as a troubled debt restructure but is currently not in default.

(3)	The default date is defined as the date of the initial missed payment prior to default.

(4)	Acquisition and development (“A&D”)
     The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on our determination of the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for relationships No. 3, 5, 6 and 7. The appraised value for relationships No. 1, 2, and 4 were reduced by an aggregate amount of $8.8 million in order to reflect declining commercial residential real estate market conditions

Financial Services
(BankAtlantic Bancorp)
since the appraisal date. BankAtlantic performs quarterly impairment analyses on these credit relationships and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, BankAtlantic’s policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A new appraisal is obtained at the date of foreclosure.
     We believe that the substantial increase in residential non-accrual loans primarily reflects the significant increase in the national unemployment rate during 2009 and the general deterioration in the national economy and in the residential real estate market as home prices throughout the country continued to decline. Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and certain of these loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Additionally, loans that were originated during 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, California, Florida, Arizona and Nevada are states that have experienced elevated foreclosures and delinquency rates.
     Our purchased residential loan portfolio includes interest-only loans. The terms of these loans provide for possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate changes and the required amortization of the principal amount begins. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses which could result in additional provisions for residential loan losses.
     At September 30, 2009, BankAtlantic’s residential loan portfolio included $823.5 million of interest-only loans. Approximately $21.7 million of these interest only residential loans became fully amortizing during the nine months ending September 30, 2009 and interest only residential loans scheduled to reset during the remaining three months of 2009 and during the year ending December 31, 2010 are $17.9 million and $53.3 million, respectively.
     The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

				FICO
	Amortizing Purchased Residential Loans			Scores	Current		Average
Year	Carrying	LTV at	Current	at	FICO	Amount	Debt Ratios
of Origination	Amount	Origination	LTV (1)	Origination	Scores (2)	Delinquent	at Origination (3)

2007	$63,989	63.99%	85.09%	744	748	$2,152	31.97%
2006	67,746	70.82%	91.81%	737	729	4,208	35.48%
2005	44,663	72.83%	85.32%	725	723	8,295	36.25%
2004	369,689	66.93%	62.31%	737	732	17,978	34.04%
Prior to 2004	198,227	67.12%	47.32%	735	736	6,189	31.38%

				FICO
	Interest Only Purchased Residential Loans			Scores	Current		Average
Year	Carrying	LTV at	Current	at	FICO	Amount	Debt Ratios
of Origination	Amount	Origination	LTV (1)	Origination	Scores (2)	Delinquent	at Origination (3)

2007	$105,178	71.88%	95.90%	750	739	$13,831	33.77%
2006	231,144	73.65%	93.69%	741	735	28,052	35.01%
2005	242,657	69.59%	84.63%	739	750	11,978	33.89%
2004	134,325	72.05%	76.86%	738	720	9,603	32.25%
Prior to 2004	109,903	59.94%	59.05%	749	748	4,621	30.25%

Financial Services
(BankAtlantic Bancorp)
     The following table presents our purchased residential loans by geographic area segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$11,650	65.53%	59.85%	734	725	$842	33.22%
California	171,681	66.82%	62.98%	742	743	8,912	34.78%
Florida	95,910	70.44%	64.05%	723	716	8,424	34.78%
Nevada	4,886	69.35%	75.10%	739	735	—	36.56%
Other States	460,187	67.35%	65.42%	736	736	20,645	33.11%

	Interest Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$26,597	71.75%	98.54%	745	728	$5,127	30.77%
California	235,686	70.49%	85.50%	739	730	31,026	34.24%
Florida	58,212	68.14%	88.71%	750	745	9,995	31.25%
Nevada	12,405	73.64%	101.75%	745	735	2,656	36.15%
Other States	490,307	70.05%	81.82%	743	744	19,281	33.47%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2009 and obtained from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the third quarter of 2009.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.
     The decline in loans contractually past due 90 days or more as of September 30, 2009 compared to December 31, 2008 primarily resulted from one $13.2 million commercial loan that had matured and was in the process of renewal as of December 31, 2008. The loan was renewed during 2009.
     In response to current market conditions, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties. During the nine months ended September 30, 2009, BankAtlantic modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties were the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period. However, there is no assurance that the modification of loans will result in increased collections from the borrower or that modified loans which return to an accruing status will not subsequently return to nonaccrual status.
     BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$38,899	83,037	—	25,843
Small business	4,029	7,572	—	—
Consumer	1,254	10,893	—	—
Residential	7,734	1,803	—	—

Total	$51,916	103,305	—	25,843

     The increase in real estate owned during the nine months ending September 30, 2009 primarily related to two commercial non-residential loan foreclosures and an increase in residential real estate loan foreclosures

Financial Services
(BankAtlantic Bancorp)
associated with the residential and home equity loan portfolios.
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

	September 30, 2009			December 31, 2008
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	Loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial business	$3,174	2.15%	3.71%	$3,173	2.22%	3.15%
Commercial real estate	88,164	7.53	29.49	75,850	5.44	30.69
Small business	9,178	2.94	7.85	8,133	2.49	7.20
Residential real estate	23,724	1.45	41.29	6,034	0.31	42.56
Consumer	41,735	5.95	17.66	32,382	4.35	16.40

Total allowance for loan losses	$165,975	4.18%	100.00%	$125,572	2.76%	100.00%

     The increase in the allowance for loan losses at September 30, 2009 compared to December 31, 2008 primarily resulted from an increase in reserves for consumer, commercial, residential and small business loans of $17.7 million, $9.4 million, $12.3 million and $1.0 million, respectively. These reserve increases reflect unfavorable delinquency trends and continued deterioration of key economic indicators during the nine months ended September 30, 2009 as discussed above.
     Included in the allowance for loan losses as of September 30, 2009 and December 31, 2008 were specific reserves by loan type as follows (in thousands):

	September 30,	December 31,
	2009	2008
Commercial	$51,670	29,208
Small business	402	625
Consumer	2,742	—
Residential	5,258	—

Total	$60,072	29,833

     Residential real estate and real estate secured consumer loans that are 120 days past due are generally written down to estimated collateral value less costs to sell. As a consequence of longer than historical timeframes to foreclose and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic, during 2009, began performing quarterly impairment evaluations on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific reserves were necessary for further estimated market value declines. BankAtlantic also may establish specific reserves on loans that are individually evaluated for impairment (generally commercial and small business loans). The significant increase in commercial loan specific reserves reflects declines in collateral values during the nine months ended September 30, 2009.

Financial Services
(BankAtlantic Bancorp)
     The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$156,821	98,424	125,572	94,020

Charge-offs
Residential	(7,174)	(1,077)	(15,685)	(2,728)
Commercial	(21,541)	(4,965)	(37,636)	(60,057)
Commercial business	—	—	(516)	—
Consumer	(12,490)	(7,684)	(31,929)	(19,745)
Small business	(2,249)	(1,471)	(7,367)	(3,131)

Total Charge-offs	(43,454)	(15,197)	(93,133)	(85,661)
Recoveries of loans previously charged-off	362	284	1,815	903

Net (charge-offs)	(43,092)	(14,913)	(91,318)	(84,758)
Transfer of specific reserves to parent company	—	—	—	(6,440)
Provision for loan losses	52,246	22,924	131,721	103,613

Balance, end of period	$165,975	106,435	165,975	106,435

     We believe that the increase in charge-offs of consumer home equity and residential loans during the three and nine months ended September 30, 2009 compared to the same 2008 periods primarily reflects the significant increase in unemployment rates and declining real estate values. These adverse economic conditions appear to have affected our borrowers’ ability to perform under their loan agreements. The increase in small business charge-offs during the three and nine months ended September 30, 2009 compared to the same 2008 periods we believe reflects the deteriorating financial condition of our borrowers’ businesses caused, in part, by the effect the current adverse economic factors have had on consumer spending and the construction industry. The majority of the increase in commercial loan charge-offs for the three months ended September 30, 2009 resulted from charge-offs related to one builder land bank loan and one shopping center loan. The reduction in commercial loan charge-offs during the nine months ended September 30, 2009 reflects lower charge-offs on builder land bank loans, land acquisition and development loans and land acquisition and construction loans due to a significant reduction in outstanding balances from December 2007 to September 2009.
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change

Service charges on deposits	$19,767	23,924	(4,157)	57,799	72,404	(14,605)
Other service charges and fees	7,355	7,309	46	22,439	21,863	576
Securities activities, net	4,774	1	4,773	11,161	2,302	8,859
Income from unconsolidated affiliates	108	122	(14)	289	1,382	(1,093)
Other	3,488	2,562	926	9,445	8,248	1,197

Non-interest income	$35,492	33,918	1,574	101,133	106,199	(5,066)

     The lower revenues from service charges on deposits during the three and nine months ended September 30, 2009 compared to the same 2008 periods primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is primarily the result of our focus on growing deposit accounts with higher balances and secondarily the result of a change in customer behavior in response to the current adverse economic conditions. Management

Financial Services
(BankAtlantic Bancorp)
believes that the frequency of overdrafts per deposit account will continue to decline during 2009; however, this decline may be partially offset by a 9% increase in the fees for overdraft transactions effective March 1, 2009. The increase in overdraft fees reflects increased costs of processing and collecting overdrafts, and we believe is in line with local competition. Additionally, proposed legislation limiting or altering our ability to assess overdraft fees may significantly reduce our overdraft fee income, if enacted.
     The higher other service charges and fees during the nine months ended September 30, 2009 compared to the same 2008 period was primarily due to lower losses from check card operations and higher incentive fees received from our third party vendor.
     During the three and nine months ended September 30, 2009, BankAtlantic sold $98.6 million and $283.9 million of agency securities available for sale for gains of $4.8 million and $11.2 million, respectively. The net proceeds of $295.1 million from the sales were used to pay down FHLB advance borrowings.
     Securities activities, net during the nine months ended September 30, 2008 resulted from a $1.0 million gain on the sale of MasterCard International common stock acquired during MasterCard’s 2006 initial public offering as well as $1.3 million of gains from the writing of covered call options on agency securities available for sale.
     Income from unconsolidated affiliates during the three and nine months ended September 30, 2009 represents equity earnings from a joint venture that engages in accounts receivable factoring. Income from unconsolidated subsidiaries for the nine months ended September 30, 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008 and equity earnings from the receivable factoring joint venture. BankAtlantic liquidated all of its investments in income-producing real estate joint ventures during 2008.
     The increase in other non-interest income for the three months ended September 30, 2009 compared to the same 2008 period was primarily the result of higher commissions earned on the sale of investment products to our customers and advertising expense reimbursements from a vendor. The increase in other non-interest income for the nine months ended September 30, 2009 was primarily due to the same item discussed for the three months ended September 30, 2009 partially offset by a decline in fee income from the outsourcing of our check clearing operation as lower short-term interest rates reduced our earnings credit on outstanding checks.
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change

Employee compensation and benefits	$23,917	30,353	(6,436)	76,980	96,714	(19,734)
Occupancy and equipment	14,553	15,993	(1,440)	44,305	48,547	(4,242)
Advertising and business promotion	1,514	3,388	(1,874)	6,141	11,813	(5,672)
Check losses	1,146	2,094	(948)	2,981	6,913	(3,932)
Professional fees	2,752	2,696	56	8,032	6,960	1,072
Supplies and postage	987	1,076	(89)	2,978	3,360	(382)
Telecommunication	348	748	(400)	1,622	3,570	(1,948)
Cost associated with debt redemption	5,431	—	5,431	7,463	2	7,461
Provision for tax certificates	(198)	2,838	(3,036)	2,702	3,645	(943)
Restructuring charges and exit activities	461	(480)	941	3,708	3,421	287
Impairment of real estate owned	137	1,002	(865)	760	1,242	(482)
Impairment of real estate held for sale	1,131	—	1,131	1,165	1,746	(581)
Impairment of goodwill	—	—	—	9,124	—	9,124
FDIC special assessment	—	—	—	2,428	—	2,428
Other	7,853	7,098	755	22,423	19,836	2,587

Total non-interest expense	$60,032	66,806	(6,774)	192,812	207,769	(14,957)
	-
     The substantial decline in employee compensation and benefits during the three and nine months ended

Financial Services
(BankAtlantic Bancorp)
September 30, 2009 compared to the same 2008 periods resulted primarily from a decline in the workforce, including workforce reductions in March 2009 and April 2008. In April 2008, BankAtlantic’s workforce was reduced by 124 associates or 6%, and in March 2009, BankAtlantic’s workforce was further reduced by 130 associates, or 7%. As a consequence of these workforce reductions and attrition, the number of full-time equivalent employees declined from 2,385 at December 31, 2007 to 1,534 at September 30, 2009. The decline in the workforce resulted in lower employee benefits, payroll taxes, recruitment advertising and incentive bonuses for the 2009 periods compared to 2008. BankAtlantic continues to operate the majority of its stores seven-days a week in support of its Florida’s most convenient bank and customer service initiatives.
     The decline in occupancy and equipment during the three and nine months ended September 30, 2009 compared to the same 2008 periods primarily resulted from the consolidation of back-office facilities and the sale of five central Florida branches to an unrelated financial institution during 2008. As a consequence of the branch sale and the reduction in back-office facilities, rent expense declined by $0.4 million, depreciation expense by $0.7 million and maintenance costs by $0.5 million for the three months ended September 30, 2009 compared to the same 2008 period, respectively. Likewise, during the nine months ended September 30, 2009 compared to the same 2008 period, back-office facilities rent expense declined by $1.4 million, depreciation expense by $1.8 million and maintenance costs declined by $1.5 million.
     Management substantially reduced advertising expenditures during the three and nine months ended September 30, 2009 compared to the same 2008 periods.
     The lower check losses for the three and nine months ended September 30, 2009 compared to the same 2008 periods were we believe primarily related to more stringent overdraft policies implemented during 2008 as well as lower volume of new account growth.
     The increase in professional fees during the three and nine months ended September 30, 2009 compared to the same 2008 periods reflects higher legal fees mainly associated with loan modifications, commercial loan work-outs, class-action securities litigation and tax certificate activities litigation.
     The lower telecommunications costs during the three and nine months ended September 30, 2009 compared to the same 2008 periods primarily resulted from switching to a new vendor on more favorable terms.
     The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $315.0 million and $841.0 million, respectively, of FHLB advances during the three and nine months ended September 30, 2009. The FHLB advances redeemed had higher interest rates than existing funding sources and were repaid to improve BankAtlantic’s net interest margin.
     The recovery in the provision for tax certificates during the three months ended September 30, 2009 reflects substantial redemptions of out-of-state tax certificates during the third quarter of 2009 as well as the legal extension of the redemption period of tax certificates in a particular market state. The provision for tax certificates for the nine months ended September 30, 2009 and 2008 reflects increases in tax certificate reserves and charge-offs associated with certain out-of-state tax certificates in distressed markets.
     The restructuring charges and recovery for the three months ended September 30, 2009 and 2008 resulted from termination of lease contracts in connection with the consolidation of back-office operations. The restructuring charges for the nine months ended September 30, 2009 primarily resulted from $2.0 million of severance costs associated with the 2009 work force reduction and $1.7 million of lease termination costs. During the nine months ended September 30, 2008, restructuring charges resulted from $0.7 million of lease termination costs, $2.2 million of employee termination benefits and a $0.5 million loss on the sale of the five Central Florida stores.
     Impairment of real estate owned during the three and nine months ended September 30, 2009 and 2008 relates primarily to foreclosed real estate acquired in connection with our tax certificate and purchased residential loan activities.
     Impairment of real estate held for sale during the three months ended September 30, 2009 primarily relates to a real estate project acquired in connection with a financial institution acquisition in 2002. The remaining impairment during the nine months ended September 30, 2009 was primarily associated with real estate held for sale

Financial Services
(BankAtlantic Bancorp)
that was originally acquired for store expansion. Impairment of real estate held for sale during the nine months ended September 30, 2008 reflects a $0.4 million impairment associated with the real estate project and $1.3 million of impairments associated with real estate held for sale that was originally acquired for store expansion.
     BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic performed its annual goodwill impairment test as of September 30, 2009 and determined that its remaining goodwill of $13.1 million in its capital services reporting unit was not impaired as the fair value of our capital services reporting unit exceeded the fair value of the net assets by $22.6 million. If market conditions do not improve or deteriorate further, BankAtlantic may recognize additional goodwill impairment charges in subsequent periods.
     In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was estimated at $2.4 million.
     The increase in other non-interest expense for the three and nine months ended September 30, 2009 compared to the same 2008 periods related to higher deposit insurance premiums. BankAtlantic deposit insurance premiums increased by $1.5 million and $4.3 million, respectively, during the three and nine months ended September 30, 2009 compared to the same 2008 periods. These higher deposit insurance premium were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.
BankAtlantic Bancorp Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change

Net interest expense	$(3,633)	(4,778)	1,145	(11,460)	(14,476)	3,016
Provision for loan losses	(11,340)	(8,290)	(3,050)	(19,636)	(17,736)	(1,900)

Net interest expense after provision for loan losses	(14,973)	(13,068)	(1,905)	(31,096)	(32,212)	1,116
Non-interest income	364	1,476	(1,112)	(149)	4,244	(4,393)
Non-interest expense	2,175	2,042	133	5,740	5,383	357

Loss before income taxes	(16,784)	(13,634)	(3,150)	(36,985)	(33,351)	(3,634)
Income tax benefit	—	(4,744)	4,744	—	(11,574)	11,574

Parent company loss	$(16,784)	(8,890)	(7,894)	(36,985)	(21,777)	(15,208)

     The decline in net interest expense during the three and nine month periods ended September 30, 2009 compared to the same 2008 periods primarily resulted from lower average interest rates during the 2009 periods. Average rates on junior subordinated debentures decreased from 6.72% during the three and nine months ended September 30, 2008 to 4.88% and 5.36%, respectively, during the same 2009 periods reflecting lower LIBOR interest rates during the 2009 periods compared to the 2008 periods. The average balances on junior subordinated debentures during the three and nine months ended September 30, 2009 were $302.0 million and $298.2 million compared to $294.2 million and $294.2 million, respectively, during the same periods during 2008. The increase in junior subordinated debenture balances resulted from the Parent Company’s decision to defer interest payments. Also included in net interest expense during the three and nine months ended September 30, 2009 was $60,000 and $294,000, respectively, of interest income on two performing loans with an aggregate outstanding balance of $3.3 million. Interest income on loans for the three and nine months ended September 30, 2008 was $58,000 and $175,000, respectively.
     The decline in non-interest income during the three and nine months ended September 30, 2009 was primarily the result of securities activities. During the three months ended September 30, 2008, the Parent Company recognized a $1.1 million gain from the sale of its entire interest in Stifel warrants compared to no gains on securities activities during the three months ended September 30, 2009. During the nine months ended September 30, 2009, the Parent Company recognized a $1.4 million other than temporary decline in value of an investment in

Financial Services
(BankAtlantic Bancorp)
an unrelated financial institution and recognized a $120,000 gain from the sale of 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck. During the nine months ended September 30, 2008, the Company recognized $3.7 million and $1.3 million of gains on the sale of Stifel warrants and private equity investments, respectively. These gains were partially offset by $0.9 million of losses on the sale of Stifel common stock and a $1.1 million other than temporary impairment on a private equity investment.
     Non-interest expenses for the three and nine months ended September 30, 2009 and 2008 consisted primarily of executive compensation, investor relations costs, professional fees and costs to service loans and real estate owned. The increase in non-interest expenses was primarily the result of higher legal fees and operating costs of the Company’s loan work-out subsidiary. The increased legal costs were associated with securities class-action lawsuits filed against the Company. The increase in the work-out subsidiary operating costs related to the cost of loan foreclosures and the maintenance of foreclosed properties.
     During the three and nine months ended September 30, 2008, the Parent Company recognized a tax benefit in connection with its operating losses for the periods. During the comparable 2009 periods, the Parent Company established a deferred tax valuation allowance associated with the 2009 operating losses for the periods. The deferred tax valuation allowance was established for the 2009 periods as management believes that it is not more-likely-than-not that these tax benefits will be realized.
     In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of September 30, 2009 and December 31, 2008 was as follows (in thousands):

	September 30,	December 31,
	2009	2008

Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$15,508	22,019
Land acquisition and development	13,981	16,759
Land acquisition, development and construction	18,454	29,163

Total commercial residential real estate	47,943	67,941
Commercial non-residential real estate	5,577	11,386

Total non-accrual loans	53,520	79,327
Allowance for loan losses — specific reserves	(18,680)	(11,685)

Non-accrual loans, net	34,840	67,642

Performing commercial non-residential loans, net of allowance for loan losses	3,255	2,259

Loans receivable, net	$38,095	69,901

     During the nine months ended September 30, 2009, the Parent Company’s work-out subsidiary received $5.8 million from loan payments and the sale of a foreclosed property, transferred a $1.0 million loan from non-accrual to performing, charged-off $12.6 million of loans and foreclosed on three properties aggregating $6.3 million.

Financial Services
(BankAtlantic Bancorp)
     The Parent Company’s non-accrual loans include large loan balance lending relationships. As a consequence, four relationships account for 50% of its $53.5 million of non-accrual loans as of September 30, 2009. The following table outlines general information about these relationships as of September 30, 2009 (in thousands):

	Carrying	Specific	Date Loan	Date Placed	Default	Collateral	Date of Last
Relationships	Amount	Reserves	Originated	on Nonaccrual	Date (4)	Type	Appraisal
Residential Land Developers
Relationship No. 1 (1)	$7,873	4,530	Sep-05	Q3-2007	Q4-2008	Builder Land	Jun-09
Relationship No. 2	7,382	2,870	Jan-06	Q1-2008	Q1-2008	Land A&D (5)	May-09
Relationship No. 3 (2)	6,188	1,067	Mar-05	Q3-2007	Q1-2008	Builder Land	Aug-09
Relationship No. 4 (3)	5,225	—	Apr-04	Q3-2007	Q4-2007	Land AD&C (5)	Aug-09

Total	$26,668	8,467

(1)	During 2008, the Company recognized partial charge-offs on relationship No. 1 of $6.9 million.

(2)	During 2008 and the third quarter of 2009, the Company recognized partial charge-offs on relationship No. 3 aggregating $13.7 million.

(3)	During 2008, BankAtlantic recognized partial charge-offs on relationship No. 4 of $4.6 million.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).
     The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for all relationships. BankAtlantic performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, BankAtlantic’s policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is obtained at the date of foreclosure.
     The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Balance, beginning of period	$15,399	7,702	11,685	—
Loans charged-off	(8,051)	(8,290)	(12,633)	(16,474)
Recoveries of loans previously charged-off	—	—	—	—

Net (charge-offs)	(8,051)	(8,290)	(12,633)	(16,474)
Reserves transferred from BankAtlantic	—	—	—	6,440
Provision for loan losses	11,340	8,290	19,636	17,736

Balance, end of period	$18,688	7,702	18,688	7,702

     During the three months ended September 30, 2009, the Parent Company’s work-out subsidiary foreclosed on one loan charging the loan down $1.6 million to the loan’s collateral fair value less cost to sell. During the nine months ended September 30, 2009, the Parent Company foreclosed on three loans charging the loans down $5.1 million.
     Additionally, during the three and nine months ended September 30, 2009 the Parent Company’s work-out subsidiary specific valuation allowance was increased $3.3 million and $7.0 million, respectively, associated with a decline in collateral values on non-performing loans.

Financial Services
(BankAtlantic Bancorp)
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is its cash, investments and funds obtained from its wholly-owned work-out subsidiary. The Company also may obtain funds through dividends from its other subsidiaries, issuance of equity and debt securities, and liquidation of its investments, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. The Company may use its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At September 30, 2009, BankAtlantic Bancorp had approximately $304.9 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest payments on this indebtedness were approximately $13.4 million based on interest rates at September 30, 2009 and are generally indexed to three-month LIBOR. In order to preserve liquidity in the current difficult economic environment, the Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009 and regularly scheduled quarterly interest payments aggregating $10.7 million that would otherwise have been paid during the nine months ended September 30, 2009 were deferred. The Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company may end the deferral by paying all accrued and unpaid interest. The Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. The Company’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.
     On August 28, 2009, the Company distributed to each record holder of its Class A Common Stock and Class B Common Stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The subscription price was $2.00 per share and the Company completed the rights offering on September 29, 2009 and issued 37,980,936 shares of its Class A Common Stock to exercising shareholders. The net proceeds from this rights offering were $75.5 million, net of offering costs. The Company used the net proceeds to contribute $75 million of capital to BankAtlantic and the remaining net proceeds will be used for general corporate purposes. During the nine months ended September 30, 2009, the Company contributed $105 million of capital to BankAtlantic.
     The Company may consider pursuing the issuance of additional securities, which could include Class A common stock, debt, preferred stock, warrants or any combination thereof. Any such financing could be obtained through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue these financings at the Parent Company level or directly at BankAtlantic or both. Any other financing involving the issuance of our Class A common stock or securities convertible or exercisable for our Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.
     During the year ended December 31, 2008, the Company received $15.0 million of dividends from BankAtlantic. The Company does not anticipate receiving dividends from BankAtlantic during the year ended December 31, 2009 or until economic conditions and the performance of BankAtlantic assets improve. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and prior approval of the Office of Thrift Supervision (“OTS”). The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic would constitute an unsafe or unsound action or practice, and there is no assurance that the OTS would approve future applications for capital distributions from BankAtlantic.

Financial Services
(BankAtlantic Bancorp)
     The sale of Ryan Beck to Stifel closed on February 28, 2007, and the sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain Ryan Beck revenues during the two-year period immediately following the closing, which ended on February 28, 2009. The Company received its final earn-out payment of $8.6 million paid in 250,233 shares of Stifel common stock in March 2009. The Stifel stock was sold for net proceeds of $8.7 million.
     The Company has the following cash and investments that it believes provide a source for potential liquidity based on values at September 30, 2009.

	As of September 30, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$16,105	—	—	16,105
Securities available for sale	219		48	171
Private investment securities	2,036	1,732		3,768

Total	$18,360	1,732	48	20,044

     The loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans, sales of real estate owned or sales of interests in the subsidiary. The balance of these loans and real estate owned, net of reserves at September 30, 2009 was $44.4 million. During the nine months ended September 30, 2009, the Parent Company received net cash of $3.7 million from its work-out subsidiary.
     The Company and BankAtlantic submitted applications for the U.S. Treasury Capital Purchase Program funds during the fourth quarter of 2008. In September 2009, the Company and BankAtlantic withdrew their applications with the Treasury upon completion of the rights offering described above.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition or an increase in interest rates may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, or which could increase its cost of funds or reduce its net interest margin. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit declined from $986 million as of December 31, 2008 to $706 million as of September 30, 2009 due to increases in FHLB line of credit collateral requirements, reduction of lines of credit with financial institutions and the treasury as well as reductions in available collateral due to the sale of mortgage-backed securities and lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that the availability of funding sources may decrease.
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

Financial Services
(BankAtlantic Bancorp)
deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses.
     The FDIC announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was originally scheduled to expire at the end of 2009; however, in August 2009, the FDIC extended the program until June 30, 2010. BankAtlantic “opted-in” to the additional coverage on the subject deposits. As a result, BankAtlantic was assessed a 10-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount. The 10-basis point surcharge will be increased to 15 basis points on January 1, 2010.
     In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates schedule was raised by 7 basis points for all depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC imposed a 5 basis point special assessment as of June 30, 2009 that was paid in September 2009. As a consequence, BankAtlantic’s FDIC insurance premium, including the special assessment, increased from $2.0 million for the nine months ended September 30, 2008 to $8.7 million during the same 2009 period. In September 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking that would require financial institutions to prepay, in December 2009, their estimated quarterly FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. BankAtlantic estimates, based on current information, that if the FDIC proposal is enacted its prepaid deposit assessment would be approximately $33 million.
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $342.0 million and to obtain a $293 million letter of credit securing public deposits as of September 30, 2009. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $407 million at September 30, 2009. An additional source of liquidity for BankAtlantic is its securities portfolio. As of September 30, 2009, BankAtlantic had $191 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $4.3 million in fundings and at September 30, 2009, BankAtlantic had $2.8 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $108 million as of September 30, 2009, with no amounts outstanding under this program at September 30, 2009. The above lines of credit are subject to periodic review, may be reduced or terminated at any time by the issuer institution. If BankAtlantic’s earnings and credit quality continue to deteriorate and if the current economic trends continue to adversely affect its performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us at all, in which case BankAtlantic’s liquidity would be materially adversely affected.
     BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity. BankAtlantic does not anticipate that its brokered deposit balances will increase significantly in the foreseeable future. At September 30, 2009, BankAtlantic had $145.4 million and $33.4 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 3.0% and 0.7% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $207.3 million as of September 30, 2009.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our

Financial Services
(BankAtlantic Bancorp)
liquidity position. BankAtlantic improved its liquidity position by utilizing an increase in deposits, proceeds from the sales of securities available for sale, and repayments of earning assets to repay borrowings, resulting in an $884.4 million reduction in borrowings as of September 30, 2009 compared to December 31, 2008. Additionally, BankAtlantic anticipates continued reductions in assets and borrowings in the foreseeable future.
     BankAtlantic’s commitments to originate and purchase loans at September 30, 2009 were $61.1 million and $0, respectively, compared to $46.3 million and $0 million, respectively, at September 30, 2008. At September 30, 2009, total loan commitments represented approximately 1.6% of net loans receivable.
     At September 30, 2009, BankAtlantic had investments and mortgage-backed securities of approximately $29.6 million pledged against securities sold under agreements to repurchase, $5.7 million pledged against public deposits, $4.2 million pledged against treasury tax and loan accounts and $107.5 million pledged at the Federal Reserve.
     BankAtlantic’s future sources of capital are primarily dependent on the Company’s ability to contribute capital to BankAtlantic, BankAtlantic’s ability to issue equity securities and BankAtlantic’s ability to generate earnings. As of September 30, 2009, BankAtlantic’s regulatory capital was in excess of all regulatory “well capitalized” levels. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Company or BankAtlantic would be successful in raising additional capital in subsequent periods. The inability of the Company to raise capital or for BankAtlantic to be deemed “well capitalized” could have a material adverse impact on the Company’s liquidity and capital resources.
     BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to its parent. The information which BankAtlantic provides to its regulators is based on estimates and assumptions made by management at the time provided which are inherently uncertain.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At September 30, 2009:
Total risk-based capital	$468,758	13.51%	8.00%	10.00%
Tier 1 risk-based capital	402,523	11.60	4.00	6.00
Tangible capital	402,523	8.31	1.50	1.50
Core capital	402,523	8.31	4.00	5.00

At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.80	4.00	6.00
Tangible capital	385,006	6.80	1.50	1.50
Core capital	385,006	6.80	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Services
(BankAtlantic Bancorp)
Contractual Obligations and Off Balance Sheet Arrangements — as of September 30, 2009 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$1,113,238	1,039,315	54,100	13,242	6,581
Long-term debt	327,682	—	22,000	11,487	294,195
Advances from FHLB (1)	342,000	342,000	—	—	—
Operating lease obligations held for sublease	29,877	1,271	3,596	2,435	22,575
Operating lease obligations held for use	70,935	7,532	17,630	7,330	38,443
Pension obligation	17,340	1,269	2,995	3,229	9,847
Other obligations	12,800	—	4,800	6,400	1,600

Total contractual cash obligations	$1,913,872	1,391,387	105,121	44,123	373,241

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
BFC
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk and interest rate risk.
     Because BankAtlantic Bancorp is consolidated in the Company’s financial statements, a significant change in the market price of its stock would not directly impact the Company’s financial results, but would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and the market prices of BankAtlantic Bancorp’s common stock are important to the valuation and financing capability of BFC. BFC also owns 800,000 shares of Benihana’s Convertible Preferred Stock for which no market is available. The ability to realize or liquidate this investment will depend on future market and economic conditions and the ability to register the shares of Benihana’s Common Stock acquired by BFC in the event it converts its shares of Benihana’s Convertible Preferred stock, all of which are subject to significant risk. At September 30, 2009, the closing price of Benihana’s Common Stock was $6.09 per share. The market value of Benihana’s Convertible Preferred Stock if converted to Benihana’s Common Stock at September 30, 2009 would have been approximately $9.6 million.
     During the quarter ended December 31, 2008, the Company performed an impairment review of its investment in Benihana’s Convertible Preferred Stock to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors, including the decline in the underlying trading value of Benihana’s Common Stock and the redemption provisions of Benihana’s Convertible Preferred Stock, the Company determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value of approximately $16.4 million. At September 30, 2009, the Company’s estimated fair value of its investments in Benihana’s Convertible Preferred Stock was approximately $21.3 million which includes gross unrealized gains of approximately $4.9 million (see Note 9 to the Company’s financial statements for further information).
     We also have a risk of loss associated with Woodbridge’s borrowings, which subjects us to interest rate risk on the long-term debt. At September 30, 2009, Woodbridge had $184.6 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rate and $163.1 million in borrowings with fixed or initially-fixed rates. Consequently, the impact on the variable rate debt from changes in interest rates may affect our earnings and cash flow but would generally not impact the fair value of such debt except to the extent of changes in credit spreads. With respect to fixed rate debt, changes in interest rates generally affect the fair market value of the debt but not earnings or cash flow.
     Assuming the variable rate debt balance of $184.6 million outstanding at September 30, 2009 (which does not include obligations that are initially fixed-rate which do not become floating rate obligations during 2009) was to remain constant, each one percentage point increase in interest rates would increase the interest incurred by approximately $1.8 million per year.
     We are also subject to equity pricing risks associated with our investment in Bluegreen and Office Depot, which we hold indirectly though Woodbridge. The value of these securities will vary based on the results of operations and financial condition of these investments, the general liquidity of Bluegreen’s and Office Depot’s common stock and general equity market conditions. The trading market for Bluegreen’s common stock may not be liquid enough to permit the sale of the shares of such stock at all or without significantly reducing the market price of the shares. During November 2009, Woodbridge sold all of its 1,435,000 shares of Office Depot common stock at an average price of $5.95 per share and received total proceeds of approximately $8.5 million. As a result of the sale, Woodbridge realized a gain on sale of approximately $6.6 million which will be recognized in the fourth quarter of 2009.

BankAtlantic Bancorp
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the nine months ended September 30, 2009. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the nine months ended September 30, 2009, see Item 2. — Financial Services “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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
D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida.
     On July 2, 2008, D.W. Hugo filed a purported class action, which was brought as a derivative action on behalf of BankAtlantic Bancorp pursuant to Florida laws, in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and the above listed officers and directors. The Complaint alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of BankAtlantic Bancorp. On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07, which attempted to assert substantially the same allegations as in the Hugo matter, but with somewhat different state law causes of action. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. On July 1, 2009, the parties reached a settlement, subject to approval by the Court and the required notice to BankAtlantic Bancorp’s shareholders. The proposed settlement provides for an exchange of mutual releases and a dismissal with prejudice of all claims against all Defendants. There is no additional consideration, monetary or otherwise, for the settlement. The Court has preliminarily approved the settlement, with a final fairness hearing scheduled for November 20, 2009. On July 8, 2009, Albert R. Feldman filed a motion to intervene in the Hugo action for the limited purpose of staying the Hugo action in favor of the prosecution of his pending state court action, which motion was denied in September 1, 2009.
Joel and Elizabeth Rothman, on behalf of themselves and all persons similarly situated vs. BankAtlantic, Case No. 09-059341 (07), Circuit Court of the 17th Judicial Circuit for Broward County, Florida.
     On November 2, 2009, Joel and Elizabeth Rothman filed a purported class action against BankAtlantic in Florida state court. The six-count Complaint asserts claims for breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, conversion, and usury. Each of these counts is related to BankAtlantic’s collection of overdraft fees. The Complaint alleges that BankAtlantic failed to adequately warn its customers about overdrafts, failed to give its customers the ability to opt out of an automatic overdraft protection program and manipulated debit card transactions. The Plaintiffs seek to represent three classes of BankAtlantic customers in the State of Florida who were assessed overdraft fees.

Item 1A. Risk Factors
Other than the risk factors described below, there have been no material changes in our risk factors from those disclosed in the “Risk Factors” section previously filed with the SEC.
BankAtlantic Bancorp’s consolidated (including BankAtlantic) nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
At September 30, 2009 and December 31, 2008, BankAtlantic Bancorp’s consolidated nonperforming loans totaled $348.4 million and $287.4 million, or 8.64% and 6.65% of BankAtlantic Bancorp’s consolidated loan portfolio, respectively. At September 30, 2009 and December 31, 2008, BankAtlantic Bancorp’s consolidated nonperforming assets (which include foreclosed real estate) were $388.5 million and $307.9 million, or 7.86% and 5.30% of total assets, respectively. In addition, BankAtlantic Bancorp had, on a consolidated basis, approximately $59.8 million and $95.3 million in accruing loans that were 30-89 days delinquent at September 30, 2009 and December 31, 2008, respectively. BankAtlantic Bancorp’s consolidated nonperforming assets adversely affect BankAtlantic Bancorp’s and the Company’s net income in various ways. Until economic and real estate market conditions improve, particularly in Florida but also nationally, BankAtlantic Bancorp and BankAtlantic expects to continue to incur additional losses relating to an increase in nonperforming loans and nonperforming assets. Interest income is not recorded on nonperforming loans or real estate owned. When the collateral is received in foreclosures and in similar proceedings, BankAtlantic Bancorp and BankAtlantic are required to mark the related collateral to the then fair market value, which often results in a loss. These loans and real estate owned also increases BankAtlantic Bancorp and BankAtlantic Bancorp risk profile and increases in the level of nonperforming loans and nonperforming assets could impact regulators’ view of appropriate capital levels in light of such risks. While BankAtlantic Bancorp and BankAtlantic seeks to manage its problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect BankAtlantic Bancorp and BankAtlantic business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that BankAtlantic Bancorp and BankAtlantic will not experience further increases in nonperforming loans in the future or that BankAtlantic Bancorp’s consolidated nonperforming assets will not result in further losses in the future.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held a Special Meeting of Shareholders on September 21, 2009. At the Special meeting, the holders of the Company’s Class A and Class B Common Stock voting together as a single class approved the merger of Woodbridge with and into a wholly-owned subsidiary of the Company pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of July 2, 2009, by and among the Company, Woodbridge and WDG Merger Sub, LLC, as well as the transactions related to the merger, including an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of Class A Common Stock from 100 million shares to 150 million shares. The votes on the proposal were as follows:

Votes	Votes	Votes
For	Against	Abstaining
135,663,962	1,587,548	30,413
Item 5. Other Information
     Woodbridge Holdings, LLC is currently in discussions regarding a debt restructuring with a lender on a debt facility with an outstanding balance of approximately $37 million that is collateralized by a residential housing project. While negotiating the restructure, Woodbridge made the November payment on November 13, 2009. The lender has taken the position that the payment was late and accelerated the debt. We plan to vigorously contest this acceleration. Discussions are continuing to resolve the issues relating to the loan, however, there is no assurance that those negotiations will be successful.
     Core’s operations continue to be negatively impacted by the downturn in the residential and commercial real-estate industries. Market conditions have adversely affected Core’s commercial leasing projects and its ability to complete sales of its real estate inventory and, as a consequence, Core is experiencing cash flow deficits.
     Core is currently in debt restructuring negotiations with a lender for loans approximating $113 million. While these negotiations continue, Core made the decision to suspend the required interest payments under the terms of these loans as of November 11, 2009. Further, the debt facilities governing these loans contain financial covenants generally requiring certain net worth, liquidity and loan to value ratios, and Core is not currently in compliance with one or more of these covenants. Accordingly, Core is currently in default under these loans. As discussed above, Core is currently engaged in negotiations with the lender to restructure the debt facilities governing these loans; however, there can be no assurance that these negotiations will be successful.

     Core is also currently seeking to renegotiate the terms of an approximate $25 million loan with a second lender. Core has advised the lender that Core will no longer fund the operating expenses related to maintaining that lender’s collateral. The lender has agreed, pursuant to an amendment of the loan agreement, to fund certain of those operating expenses through December 31, 2009 out of a previously established interest reserve.
     Core also has two loans totaling approximately $13.7 million with a third lender which are secured by certain of Core’s commercial properties and mature in June and July 2010. Core has entered into discussions with the lender regarding restructuring these loans. In connection with these negotiations, the lender advised us that it has received a preliminary appraisal on the real estate securing the loans and, accordingly, any restructuring of the debt may be subject to the results of such appraisal and the current fair value of the real estate, which has been adversely impacted by the current adverse economic conditions. While Core is seeking to restructure the loans without making a re-margining payment to the lender, there is no assurance that a re-margining payment will not be required or that the negotiations regarding the debt restructuring will otherwise be successful.
     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding is scheduled in three installments: the first installment of $100,000 was due October 21, 2009; the second installment of $450,000 is due on January 1, 2010; the final installment is due on April 1, 2010. Additionally, Core is obligated to fund certain staffing costing $200,000 under the terms of this agreement. Core did not pay the initial $100,000 installment and has not funded the $200,000 payment for staffing, and on November 5, 2009, Core received a notice of default from the city for non payment. Core is in discussions with one of its lenders to fund the required payments out of an interest reserve account established under its loan agreement with that lender while it seeks to resolve this issue. However, in the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city which could result in a loss of entitlements associated with the development project.
Investment in Bluegreen
     On November 16, 2009, we purchased approximately 7.4 million shares of the common stock of Bluegreen from Central Florida Investments, Inc. (“CFI”) for an aggregate purchase price of approximately $23 million. Approximately $1.0 million of the approximate $23 million purchase price will be held in escrow to be used toward the payment of any obligations that CFI is determined to have to Bluegreen in connection with a pending Section 16(b) legal action against CFI and its affiliates. Any escrow funds remaining after the payment of those obligations will be returned to us. As a result of the purchase of the Bluegreen shares, the Company now owns approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding stock. Accordingly, we may be deemed to have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results will in future periods be consolidated in our financial statements.
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

BFC FINANCIAL CORPORATION
Date: November 16, 2009	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 16, 2009	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: November 16, 2009	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer