Form 10-K
period 2009-12-31
BFC FINANCIAL CORP
filed 2010-04-13
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009

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
None.
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.01 par Value

Class B Common Stock, $.01 par Value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐      NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐      NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒      NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES ☐     NO ☒
On June 30, 2009, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $10.8 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.
The number of outstanding shares of each of the registrant’s classes of common stock, as of March 26, 2010 was as follows:
Class A Common Stock, $.01 par value: 68,521,497 shares outstanding
Class B Common Stock, $.01 par value: 6,854,251shares outstanding
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
The audited financial statements of Bluegreen Corporation for the three years ended December 31, 2009 are incorporated in Part II of this Form 10-K and are filed as Exhibit 99.1 to this Form 10-K.

BFC Financial Corporation
Annual Report on Form 10-K for the Year Ended December 31, 2009

PART I
ITEM 1. BUSINESS
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BFC Financial Corporation (“BFC” and, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance.
     Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC, including its wholly-owned Woodbridge Holdings, LLC subsidiary, include, but are not limited to:
•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the impact of the current economic downturn on the price and liquidity of BFC’s common stock and on BFC’s ability to obtain additional capital, including that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and BFC’s public company investments may be diluted if BankAtlantic Bancorp, Bluegreen or Benihana issue additional shares of its stock;

•	the performance of entities in which the Company has made investments may not be profitable or their results as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations, and currently BankAtlantic Bancorp is prohibited from paying dividends and may not pay dividends in the future, whether as a result of such restriction continuing in the future or otherwise, and Bluegreen has historically not paid dividends on its common stock, and even if paid, BFC has historically experienced and may continue to experience negative cash flow;

•	the risks associated with the merger of Woodbridge and BFC, including the uncertainty regarding the amount of cash that will be required to be paid to dissenting Woodbridge shareholders;

•	the risks related to the indebtedness of Woodbridge’s subsidiaries, certain of which is in default, including that such subsidiaries may not be successful in restructuring any or all of the debt on acceptable terms, if at all, and the risks related to all such defaults and the rights of the lenders as a result thereof;

•	the risks relating to Core’s liquidity, cash position and ability to continue operations, including the risk that Core will be obligated to make additional payments under its outstanding development bonds;

•	the risk that Core’s restructuring activities could cause the lenders under the defaulted loans to foreclose on any property which serves as collateral for the defaulted loans, and Core could be forced to cease or significantly curtail its operations, which would likely result in additional impairment charges and losses beyond those already incurred;

•	the risk that creditors of the Company’s subsidiaries (or subsidiaries of those companies) may seek to recover distributions previously made by those companies to their respective parent companies;

•	risks associated with the securities we hold directly or indirectly, including the risk that we may record further impairment charges with respect to such securities in the event trading prices decline in the future;

•	risks associated with the Company’s business strategy, including our ability to successfully make investments notwithstanding our current financial and cash position and adverse conditions in the economy and the credit markets;

•	the preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and our financial condition and operating results may be materially impacted in the future if our estimates, judgments or assumptions prove to be incorrect; and

•	the Company’s success at managing the risks involved in the foregoing.
     With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment on its business generally, BankAtlantic’s regulatory capital ratios, and the ability of its borrowers to service their obligations and its customers to maintain account balances;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic’s trade area and where BankAtlantic’s collateral is located;

•	the quality of BankAtlantic’s real estate based loans including its residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development and construction loans) as well as Commercial land loans, other Commercial real estate loans; and Commercial business loans; and conditions specifically in those market sectors;

•	the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin;

•	new consumer banking regulations and the effect on our service fee income;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances;

•	BankAtlantic’s initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs;

•	the success of BankAtlantic Bancorp expense reduction initiatives and the ability to achieve additional cost savings or to maintain the current lower expense structure;

•	the impact of periodic valuation testing of goodwill, deferred tax assets and other assets;

•	past performance, actual or estimated new account openings and growth may not be indicative of future results;

•	BankAtlantic Bancorp’s cash offers to purchase the outstanding Trust Preferred Securities (“TRUPS”) are subject to the risk the requisite holders of the particular series of TruPS to which each offer do not consent and tender, and that if received we are not able to obtain financing upon acceptable terms, in amounts sufficient to complete the offers, if at all; and

•	BankAtlantic Bancorp success at managing the risks involved in the foregoing.
     With respect to Bluegreen Corporation, the risks and uncertainties include, but are not limited to:
•	changes in economic conditions, generally, in areas where Bluegreen operates, or in the travel and tourism industry;

•	the availability of financing;

•	increases in interest rates;

•	changes in regulations and other factors, all of which could cause Bluegreen’s actual results, performance or achievements, or industry trends, to differ materially from any future results, performance, or achievements or trends expressed or implied herein.

     In addition to the risks and factors identified above and in PART I, Item 1A of this report, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Bluegreen with the Securities and Exchange Commission (the “SEC”). The Company cautions that the foregoing factors are not exclusive.
The Company
     We are a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), a non-controlling interest in Benihana, Inc. (“Benihana”) and an indirect interest in Core Communities, LLC (“Core” or “Core Communities”). As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”). As of December 31, 2009, we had total consolidated assets of approximately $6.0 billion and shareholders’ equity attributable to BFC of approximately $245.1 million.
     Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. BFC believes that in the short term that the Company’s and shareholders’ interests are best served by providing strategic support for its existing investments. In furtherance of this strategy, the Company took several steps in 2009 which it believes will enhance the Company’s prospects. Key actions taken in 2009 included the merger of BFC with Woodbridge Holdings; the purchase of an additional 7% interest in BankAtlantic Bancorp, increasing our economic interest in BankAtlantic Bancorp to 37% and increasing our voting interest in BankAtlantic Bancorp to 66%; and the purchase of an additional 23% interest in Bluegreen increasing our ownership in Bluegreen to 52%. The acquisition of this control position in Bluegreen resulted in a bargain purchase gain of approximately $183.1 million in the fourth quarter and net income attributable to BFC of $25.7 million for the year. In addition, we took actions to restructure Core in recognition of the continued depressed real estate market and its inability to meet its obligations to its lenders. Over the longer term and as the economy improves, we may look to increase our ownership in our affiliates or seek to make other opportunistic investments, with no pre-determined parameters as to the industry or structure of the investment.
     On September 21, 2009, we consummated our merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC (“Woodbridge”), which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by each company’s shareholders at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock automatically converted into the right to receive 3.47 shares of our Class A Common Stock. Shares otherwise issuable to us attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by us were canceled in connection with the merger. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded. See Note 3 of the “Notes to Consolidated Financial Statements” for additional information about the merger.
     On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s common stock, which increased our ownership in Bluegreen from 9.5 million shares, or 29%, to 16.9 million shares, or 52% of Bluegreen’s outstanding stock. As a result of the purchase, we now hold a controlling interest in Bluegreen and, accordingly, have consolidated Bluegreen’s results since November 16, 2009 into our financial statements. Any references to Bluegreen’s results of operations includes only 45 days of activity for Bluegreen relating to the period from November 16, 2009, the date of the share purchase, through December 31, 2009 (the “Bluegreen Interim Period”). Prior to November 16, 2009, our approximate 29% equity investment in Bluegreen was accounted for under the equity method. See Note 4 of the “Notes to Consolidated Financial Statements” of this report for additional information about the Bluegreen share acquisition on November 16, 2009.
     As a holding company with controlling positions in BankAtlantic Bancorp and Bluegreen, generally accepted accounting principles (“GAAP”) requires the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including Woodbridge, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2009, BFC owned approximately 37% of BankAtlantic Bancorp’s Class A and Class B common stock, representing approximately 66% of BankAtlantic Bancorp’s total voting power.

Available Information
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
Business Segments
     As a result of the Woodbridge merger on September 21, 2009 and the Bluegreen share acquisition on November 16, 2009, the Company reorganized its reportable segments to better align its segments with the current operations of its businesses. The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services Activities. We currently report the results of operations through six reportable segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. As a result of this reorganization, our BFC Activities segment now includes activities formerly reported in the Woodbridge Other Operations segment and our Real Estate Operations segment is comprised of what was previously identified as our Land Division.
     The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. See also Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 34 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this report for a discussion of trends, results of operations, and other relevant information on each segment.
Real Estate and Other
     Our Real Estate and Other business activities include four business segments: BFC Activities, Real Estate Operations, and Bluegreen’s two business segments; Bluegreen Resorts and Bluegreen Communities.
BFC Activities
     The “BFC Activities” segment consists of BFC operations, our investment in Benihana, and the other operations described below.
     BFC operations primarily consists of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides services in the areas of human resources, risk management, investor relations, executive office administration and other services that BFC provides to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by BFC/CCC, Inc., our wholly owned subsidiary (“BFC/CCC”).

Investment in Benihana
     Benihana is a NASDAQ-listed company with two classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). We own 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.67 per share of Convertible Preferred Stock, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximate 19% voting interest and an approximate 9% economic interest in Benihana. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption of $20 million plus accumulated dividends on July 2, 2014 unless we elect to extend the mandatory redemption date to a date no later than July 2, 2024. At December 31, 2009, the closing price of Benihana’s Common Stock was $4.20 per share. The market value of the Convertible Preferred Stock if converted to Benihana’s Common Stock at December 31, 2009 would have been approximately $6.6 million.
     In December 2008, the Company performed an impairment evaluation of its investment in the Convertible Preferred Stock and determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value at that time of approximately $16.4 million. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities to investment securities available for sale. At December 31, 2009, the Company’s estimated fair value of its investment in Benihana’s Convertible Preferred Stock was approximately $17.8 million. BFC will continue to monitor this investment to determine whether any further other-than-temporary impairment charges may be required in future periods. The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares that BFC would receive upon conversion of its shares of Benihana’s Convertible Preferred Stock. See Note 7 of the “Notes to Consolidated Financial Statements” in Item 8 of this report for further information.
Other Operations
     Other operations includes the consolidated operations of Pizza Fusion Holdings, LLC (“Pizza Fusion”) (which is a restaurant franchisor operating within the quick service and organic food industries), and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”) and other investments and joint ventures. In addition, prior to obtaining a controlling interest in Bluegreen on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting and Bluegreen’s earnings or loss was included in the BFC Activities segment. Historically, the cost of the Bluegreen investment was adjusted to recognize our interest in Bluegreen’s earnings or losses. The difference between a) our ownership percentage in Bluegreen multiplied by its earnings and b) the amount of our equity in earnings of Bluegreen as reflected in our financial statements related to the amortization or accretion of purchase accounting adjustments made at the time of the initial acquisition of Bluegreen’s common stock in 2002 and a basis difference due to impairment charges recorded on the investment in Bluegreen, as described in Note 14 of the “Notes to Consolidated Financial Statements”.
     As part of our overall strategy to diversify our business, during the third quarter of 2009, we exercised our option to purchase 521,740 shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share or an aggregate purchase price of $600,000, resulting in an ownership interest of approximately 45% in Pizza Fusion. On January 15, 2010 we participated in Pizza Fusion’s $3 million private placement by investing another $400,000. As of March 31, 2010, Pizza Fusion had 18 restaurants, including 2 restaurants owned by Pizza Fusion and 16 franchised restaurants, operating in nine states and had entered into franchise agreements for an additional 12 stores by September 2010. Pizza Fusion is in its early stages and it will likely require additional financial support. Pizza Fusion is facing several challenges, including the effect of the current economic downturn on consumer spending patterns. In addition, adding to the adverse impact of the economy on the restaurant industry, the tightening of the credit markets has made it difficult for new franchisees to obtain financing. During 2009, the Company performed its annual review of goodwill for impairment and determined that the discounted value of estimated cash flows was below the carrying value of Pizza Fusion, resulting in a write-off of the entire $2.0 million of goodwill relating to the investment.

Real Estate Operations
     The Real Estate Operations segment is comprised of the subsidiaries through which Woodbridge historically conducted its real estate business activities. It includes the operations of Core, Carolina Oak ,which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”), which engages in leasing activities. These activities are concentrated primarily in Florida and South Carolina and have included the development and sale of land, the construction and sale of single family homes and town homes and the leasing of commercial properties and office space.
     Levitt and Sons was included in the Real Estate Operations segment until November 9, 2007 at which time it filed a voluntary bankruptcy petition and was deconsolidated from our audited consolidated financial statements. Levitt Commercial was also included in this segment until it ceased development activities after it sold all of its remaining units in 2007. Levitt Commercial which is also included in this segment disposed of its last asset in 2007.
Core Communities
     Core Communities was founded in May 1996 to develop a master—planned community in Port St. Lucie, Florida now known as St. Lucie West. Historically, its activities focused on the development of a master-planned community in Port St. Lucie, Florida called Tradition, Florida and a community outside of Hardeeville, South Carolina called Tradition Hilton Head. Until 2009, Tradition, Florida was in active development as was Tradition Hilton Head, although in a much earlier stage. As a master-planned community developer, Core Communities historically was engaged in four primary activities: (i) the acquisition of large tracts of raw land; (ii) planning, entitlement and infrastructure development; (iii) the sale of entitled land and/or developed lots to homebuilders and commercial, industrial and institutional end-users; and (iv) the development and leasing of income producing commercial real estate to commercial, industrial and institutional end-users.
     During 2009, the recession continued and the demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core has severely limited its development expenditures in Tradition, Florida and has completely discontinued development activity in Tradition Hilton Head. Its assets have been impaired significantly and in an effort to bring about an orderly liquidation without a bankruptcy filing, Core commenced negotiations with all of its lenders to restructure its outstanding debt in light of its cash position. Core is currently in default under the terms of all of its outstanding debt and Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets. As of February 5, 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head had been placed under the control of a court appointed receiver. There is no assurance that Core will be successful in restructuring its debts or achieving an orderly liquidation of its assets. In consideration of the foregoing, we evaluated Core’s real estate inventory for impairment on a project-by-project basis. As a result of the impairment analyses performed, we recorded impairment charges of $63.3 million related to Core’s real estate inventory to reduce the carrying amount of Core’s real estate inventory to its fair value at December 31, 2009.
     In December 2009, Core reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. The assets are available for immediate sale in their present condition and Core determined that it is probable that it will sell the Projects in 2010. Due to this decision, the assets associated with the Projects that are for sale have been classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets. Core has accepted an offer to sell the Projects, which has been approved by the lender with substantially all of the proceeds going to satisfy its obligations to the lender. However, there can be no assurance that the transaction will close or that the lender will release Core from its obligations. See Note 22 of the “Notes to Consolidated Financial Statements” for further information.

Real Estate

Carolina Oak
     In 2007, Woodbridge acquired from Levitt and Sons all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC). The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, a deterioration in consumer confidence, overall softening of demand for new homes, a decline in the overall economy, increasing unemployment, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. Furthermore, the lender declared a default of the $37.2 million loan that is collateralized by the Carolina Oak property. Subsequently, the lender was taken over by the FDIC and accordingly, the FDIC now holds the loan. While there may be issues with respect to compliance with certain loan covenants, we do not believe that an event of default occurred. Woodbridge is negotiating with representatives of the FDIC in an effort to bring about a satisfactory resolution with regard to the debt; however, the outcome of the negotiations is currently uncertain.
     At December 31, 2009 and 2008, we reviewed inventory of real estate at Carolina Oak for impairment in accordance with the accounting guidance for the impairment or disposal of long-lived assets. As a result of the analysis, we recorded impairment charges of $16.7 million and $3.5 million in cost of sales for the years ended December 31, 2009 and 2008, respectively, which are reflected in the Real Estate Operations segment. See Note 12 of the “Notes to the Consolidated Financial Statements” for further information.
Cypress Creek Holdings
     Since 2005, Cypress Creek Holdings has owned an 80,000 square foot office building in Fort Lauderdale, Florida. The building was previously 50% occupied by an unaffiliated third party pursuant to a lease which expired in March 2010. The tenant opted not to renew the lease and vacated the space as of March 31, 2010. We intend to seek to sell the building or lease the vacant space in the building to third parties, including our affiliates, in 2010. As of December 31, 2009, we evaluated the value of the office building for impairment in accordance with the accounting guidance for the impairment or disposal of long-lived assets and determined that the carrying value exceeded the fair value. Accordingly, we recorded an impairment charge of $4.3 million in our statement of operations for the year ended December 31, 2009.
Levitt Commercial
     During 2007, the Real Estate Operations segment also included Levitt Commercial, which was formed in 2001 to develop industrial, commercial, retail and residential properties. In 2007, Levitt Commercial ceased development activities after it sold all of its remaining units. Levitt Commercial’s revenues for the year ended December 31, 2007 amounted to $6.6 million which reflected the delivery of the 17 flex warehouse units at its remaining development project.
Levitt and Sons
     Acquired in December 1999, Levitt and Sons was a developer of single family homes and town home communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the homebuilding industry. Levitt and Sons experienced decreased orders, decreased margins and increased cancellation rates on homes in backlog. Excess supply, particularly in previously strong markets like Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as buyers’ fears about the direction of the market, exerted a continuous cycle of downward cycle of pricing pressure for residential homes.
     On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”).

Real Estate

     In connection with the filing of the Chapter 11 Cases, we deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from our financial results of operations. As a result of the deconsolidation of Levitt and Sons, we recorded our interest in Levitt and Sons under the cost method of accounting. Under cost method accounting, income is recognized only to the extent of cash received or upon the release of Levitt and Sons from its bankruptcy obligations through the approval of the Bankruptcy Court, at which time any recorded loss in excess of the investment in Levitt and Sons is recognized into income. As of November 9, 2007, Woodbridge had a negative investment in Levitt and Sons of $123.0 million and outstanding advances of $67.8 million due to Woodbridge resulting in a net negative investment of $55.2 million. Included in the negative investment was approximately $15.8 million associated with deferred revenue related to intra-segment sales between Levitt and Sons and Core Communities. During the fourth quarter of 2008, we identified approximately $2.3 million of deferred revenue on intercompany sales between Core and Carolina Oak that had been misclassified against the negative investment in Levitt and Sons. As a result, we recorded a $2.3 million reclassification between inventory of real estate and the loss in excess of investment in subsidiary in the consolidated statements of financial condition. Accordingly, as of December 31, 2008, our net negative investment was $52.9 million. During the pendency of the Chapter 11 Cases, we also incurred certain administrative costs in the amount of $1.6 million and $748,000 for the years ended December 31, 2008 and 2007, respectively, relating to certain services and benefits provided by us in favor of the Debtors. These costs included the cost of maintaining employee benefit plans, providing accounting services, human resources expenses, general liability and property insurance premiums, payroll processing expenses, licensing and third-party professional fees (collectively, the “Post Petition Services”). These costs were not significant in the year ended December 31, 2009.
     As previously reported, on February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into on June 27, 2008, as amended. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement), was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with a portion of a tax refund of which the Levitt and Sons estate is entitled to pursuant to the Settlement Agreement entered into with the Joint Committee of Unsecured Creditors in the Chapter 11 Cases and, as a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was $29.7 million. See Note 25 of the “Notes to Consolidated Financial Statements” for more information regarding the tax refund.

Real Estate

Bluegreen
     On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s common stock, which increased our ownership in Bluegreen from 9.5 million shares, or 29%, to 16.9 million shares or 52% of Bluegreen’s common stock. As a result of the purchase, we hold a controlling interest in Bluegreen and, accordingly, have consolidated Bluegreen’s results since November 16, 2009 into our financial statements.
     Bluegreen is a leading provider of “Colorful Places to Live and Play™” through two divisions: Bluegreen Resorts and Bluegreen Communities. For the Bluegreen Interim Period, Bluegreen Resorts sales represented 83% of Bluegreen’s sales of real estate and Bluegreen Communities represented 17% of its sales of real estate. Bluegreen Resorts markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or developed by others. Bluegreen also earns fees from third parties for providing sales, marketing, mortgage servicing, construction management, title, and resort management services to third party resort developers and owners. Bluegreen Communities acquires, develops and subdivides property and markets residential land home sites. The majority of these home sites are sold directly to retail customers who seek to build a home, in some cases on properties featuring a golf course and related amenities. Bluegreen Communities recently began offering real estate consulting and other services to third parties.
Bluegreen Resorts
     Bluegreen Resorts has been involved in the vacation ownership industry since its inception in 1994. As of December 31, 2009, Bluegreen managed approximately 222,600 VOI owners, including approximately 168,500 members in the Bluegreen Vacation Club, and it sells VOIs in the Bluegreen Vacation Club at 21 sales offices located at resorts located in the United States and Aruba. A deeded real estate interest in a Bluegreen Vacation Club VOI in any of Bluegreen resorts entitles the buyer to an annual or biennial allotment of “points” in perpetuity. Club members may use their points to stay in one of 27 Bluegreen Vacation Club — Club Resorts and 27 other Club Associated resorts as well as for other vacation options, including cruises and stays at over 4,000 resorts offered through Resort Condominiums International, LLC (“RCI”), an external exchange network. Club members who acquired or upgraded their VOIs on or after November 1, 2007 also have access to 21 Shell Vacation Club (“Shell”) resorts, through Bluegreen’s Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer.
     Since Bluegreen’s inception, it has generated approximately 328,000 VOI sales transactions, which include 2,593 VOI sales transactions on behalf of third party developers. Bluegreen Resorts’ estimated remaining life-of-project sales at December 31, 2009, were approximately $3.3 billion, which included $1.0 billion of completed inventory. For the Bluegreen Interim Period, Bluegreen Resorts recognized Sales and Segment Operating Profit of $15.3 million and $3.2 million, respectively.
     Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs, including marketing of mini-vacations either through face-to-face contact at kiosks in retail and leisure locations or through telemarketing campaigns and marketing to current owners of VOIs.
     Bluegreen’s Bluegreen Vacation Club system permits its VOI owners to purchase a real estate timeshare interest which provides owners with an annual or biennial allotment of points, which can be redeemed for occupancy rights at Bluegreen Vacation Club and Club Associate resorts. Bluegreen believes the Bluegreen Vacation Club allows its VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. Bluegreen also offers a Sampler program. The Sampler program allows package purchasers to enjoy substantially the same amenities, activities and services offered to Bluegreen Vacation Club members during a one-year trial period. Bluegreen believes that it benefits from the Sampler program as it gives them an opportunity to market their VOIs to customers when they use their trial memberships at Bluegreen resorts and to recapture some of the costs incurred in connection with the initial marketing to prospective customers.

Real Estate

     Bluegreen’s emphasis on cash resulted in Bluegreen providing financing to approximately 68% of its vacation ownership customers in 2009. Customers are required to make a down payment of at least 10% of the VOI sales price and typically finance the balance of the sales price over a period of ten years. In 2009, Bluegreen began incentivizing its sales associates to encourage higher cash down payments, and Bluegreen has increased both the percentage of its sales that are 100% cash and its average down payment on financed sales. As of December 31, 2009, Bluegreen serviced $795.9 million of VOI receivables and its on-balance sheet vacation ownership receivables portfolio totaled approximately $348.7 million in principal amount. See “Accounting Pronouncements Not Yet Adopted” for further discussion. Historically Bluegreen has maintained vacation ownership receivables warehouse facilities and separate vacation ownership receivables purchase facilities to maintain liquidity associated with its vacation ownership receivables; however, the term securitization market had experienced significantly reduced activity and transactions that were consummated were on significantly more adverse terms. As a result of this and other factors, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of Bluegreen’s lenders, have announced that they either have or will be exiting the resort finance business or will not be entering into new financing commitments for the foreseeable future. In addition, the availability of financing for real estate acquisition and development and the capital markets for corporate debt have likewise been adversely impacted. See “Liquidity and Capital Resources” for a further discussion of Bluegreen’s vacation ownership receivables facilities and certain risks relating to such facilities.
Bluegreen Communities
     Bluegreen Communities focuses on developing and subdividing property and marketing residential home sites. The majority of sites are sold directly to retail customers who seek to build a home generally in the future (in some cases on properties featuring a golf course and other related amenities). Bluegreen Communities has historically sought to acquire and develop land near major metropolitan centers, but outside the perimeter of intense subdivision development, and in popular retirement areas. Starting in the fourth quarter of 2008 and in response to the challenging economic environment, Bluegreen began to sell home sites in only completed sections of its communities and significantly reduced its overall spending on development activities. As of December 31, 2009, Bluegreen Communities was actively engaged in marketing and selling home sites directly to retail consumers in communities primarily located in Texas, Georgia, and North Carolina. Bluegreen Communities had approximately $100.9 million of inventory at carrying value as of December 31, 2009. For the year ended December 31, 2009, Bluegreen Communities recognized sales of $3.1 million and Segment Operating Loss of $3.3 million.
     Historically Bluegreen has marketed its communities through a combination of newspaper, direct mail, television, billboard, internet and radio advertising. Bluegreen Communities also historically utilized a customer relationship management computer software system to assist it in compiling, processing, and maintaining information concerning future sales prospects. During 2009, its marketing of communities shifted to focus on internet advertising, consumer and broker outreach programs and billboards.
     Bluegreen Communities also currently owns and operates two daily fee golf courses which it believes will increase the marketability of adjacent home sites and communities.

Financial Services
(BankAtlantic Bancorp)

Financial Services
     Our Financial Services business activities are comprised of the operations of BankAtlantic Bancorp. BankAtlantic Bancorp presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1. Business regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. Accordingly, references to “the Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC , Woodbridge or Bluegreen.
     BankAtlantic Bancorp is a Florida-based bank holding company and owns BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking. The Company reports BankAtlantic Bancorp operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp Parent Company. Detailed operating financial information by segment is included in Note 34 to the Company’s consolidated financial statements. On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, BankAtlantic Bancorp exited this line of business and the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s consolidated financial statements for the year ended December 31, 2007.
     BankAtlantic Bancorp internet website address is www.bankatlanticbancorp.com. BankAtlantic Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained in or connected to our website are not incorporated into, and are not part of this Annual Report on Form 10-K.
     As of December 31, 2009, BankAtlantic Bancorp had total consolidated assets of approximately $4.8 billion and stockholders’ equity of approximately $142 million.
BankAtlantic
     BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of business banking products and related financial services through a network of 100 branches or “stores” in southeast Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas.
     BankAtlantic’s primary business activities have included:
•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate, middle market, consumer home equity and small business loans,

•	purchasing wholesale residential loans, and

•	investing in mortgage-backed securities and tax certificates.
     BankAtlantic’s business strategy
     BankAtlantic began its “Florida’s Most Convenient Bank” strategy in 2002, when it introduced seven-day banking in Florida. This banking initiative has contributed to a significant increase in core deposits (demand deposit accounts, NOW checking accounts and savings accounts). BankAtlantic’s core deposits increased from approximately $600 million as of December 31, 2001 to $2.6 billion as of December 31, 2009. Additionally, while the increase in core deposits during 2009 may reflect, in part, market conditions generally, we believe that the implementation of our local market management strategy in 2008 and our relationship marketing strategy in 2009 have enhanced our visibility in our market, increased customer loyalty and contributed significantly to the increase in core deposit balances.

Financial Services
(BankAtlantic Bancorp)

     BankAtlantic exceeded all applicable regulatory capital requirements and was considered a “well capitalized” financial institution at December 31, 2009. See “Regulation and Supervision — Capital Requirements” for an explanation of capital standards. Management has implemented initiatives with a view toward maintaining adequate capital in response to the current adverse economic environment. These initiatives primarily include the reduction of risk-based asset levels through loan and securities repayments in the ordinary course, eliminating cash dividends to BankAtlantic Bancorp Parent Company, and reducing expenses. These initiatives, while important to maintaining capital ratios, have also negatively impacted operations as the reduction in asset levels resulted in the reduction in earning assets adversely impacting our net interest income. Another source of regulatory capital for BankAtlantic was capital contributions from BankAtlantic Bancorp. During 2009 and 2008, BankAtlantic Bancorp contributed $105 million and $65 million, respectively, of capital to BankAtlantic. The $105 million capital contribution during 2009 was partially funded by the completion by BankAtlantic Bancorp of a $75 million rights offering.
     BankAtlantic structures its underwriting policies and procedures with a goal of balancing its ability to offer competitive and profitable products and services to its customers while minimizing its exposure to credit risk. However, the economic recession and the substantial decline in real estate values throughout the United States, and particularly in Florida, have had an adverse impact on the credit quality of our loan portfolio. In response, we have taken steps to attempt to address credit risk which included:
•	Focused efforts and enhanced staffing relating to loan work-outs, collection processes and valuations;

•	Substantially reduced the origination of land and residential acquisition, development and construction loans;

•	Substantially reduced home equity loan originations through new underwriting requirements based on lower market values of collateral;

•	Transferred certain non-performing commercial real estate loans to the Parent Company in March 2008 in exchange for $94.8 million; and

•	Froze certain home equity loan unused lines of credit based on declines in borrower credit scores or the value of loan collateral;
     Notwithstanding the above, there is no assurance that the above initiatives will reduce the credit risk in our loan portfolio. During 2009, our allowance for loan losses increased from $137.3 million at December 31, 2008 to $187.2 million at December 31, 2009 reflecting the continued deterioration of economic conditions in our markets.
     We also continued our initiatives to decrease operating expenses during 2009. These initiatives included lowering advertising and marketing expenditures, maintaining reduced store and call center hours and reducing back-office operations, and staffing levels, and renegotiating vendor contracts. During 2010, management intends to seek further efficiencies and to maintain its decreased expense organizational structure. BankAtlantic is also continuing to evaluate its products and services as well as its delivery systems and back-office support infrastructure with a view toward enhancing its operational efficiency.
     As part of BankAtlantic’s efforts to diversify its loan portfolio, during 2009, BankAtlantic focused on originating small business and middle market commercial loans through its retail and lending networks. BankAtlantic anticipates a continued emphasis on small business and middle market lending and expects the percentage represented by its commercial real estate and residential mortgage loan portfolio balances to decline during 2010 through the scheduled repayment of existing loans and significant reductions in commercial real estate loan originations and residential loan purchases.
     Loan Products
     BankAtlantic offers a number of lending products to its customers. Historically, primary lending products have included residential loans, commercial real estate loans, consumer loans and small and middle market business loans.

Financial Services
(BankAtlantic Bancorp)

     Residential: Historically, BankAtlantic has purchased residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans are typically purchased in bulk and are generally non-conforming loans under agency guidelines due to the size of the individual loans (“jumbo loans”). BankAtlantic set general guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation, but actual purchases will generally reflect availability and market conditions, and may vary from BankAtlantic’s general guidelines. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments and when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2009, BankAtlantic’s residential loan portfolio included $776.2 million of interest-only loans, $65.2 million of which will become fully amortizing and have interest rates reset in 2010. The credit scores and loan-to-value ratios for interest-only loans are similar to those of amortizing loans. BankAtlantic has attempted to manage the credit risk associated with these loans by limiting purchases of interest-only loans to those originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines. BankAtlantic does not purchase or originate sub-prime, option-arm, “pick-a-payment” or negative amortizing residential loans. Loans in the purchased residential loan portfolio generally do not have prepayment penalties. As part of its initiative to reduce assets with a view toward improving liquidity and regulatory capital ratios, BankAtlantic did not purchase any bulk residential loans during the year ended December 31, 2009.
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
     Commercial Real Estate: BankAtlantic provides commercial real estate loans for acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties. BankAtlantic also provides loans to acquire or refinance existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans are generally originated in amounts based upon the appraised value of the collateral or estimated cost to construct, generally have a loan to value ratio at the time of origination of less than 80%, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.
     Historically, we made three categories of commercial real estate loans that we believe have resulted in significant exposure to BankAtlantic based on declines in the Florida residential real estate market. These categories are Builder land bank loans, Land acquisition and development loans, and Land acquisition, development and construction loans. The Builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category. The Land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. We believe that the underwriting on these loans was generally more stringent than Builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. The Land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower who also might have plans to construct homes on the property. These loans generally involved property with a longer investment and development horizon, and are guaranteed by the borrower or individuals such that it is expected that the borrower will have the ability to service the debt for a longer period of time. However, based on the declines in value in the Florida real estate market, all loans collateralized by Florida real estate expose the Bank to significant risk.

Financial Services
(BankAtlantic Bancorp)

     BankAtlantic has also originated commercial non-residential land loans and commercial non-residential construction loans. These loans generally have higher credit exposure than commercial income producing commercial loans. BankAtlantic has significantly decreased the origination of these commercial land and commercial non-residential construction loans beginning in 2008.
     BankAtlantic has historically sold participations in certain commercial real estate loans that it originated, and administers the loan and provides participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loans are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally cannot significantly modify the loans without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations has the effect of reducing its exposure on individual projects and was required in some cases, in order to comply with the regulatory “loans to one borrower” limitations. BankAtlantic has also purchased commercial real estate loan participations from other financial institutions and in such cases, BankAtlantic may not be in a position to control decisions made with respect to the loans.
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
     Consumer: Consumer loans primarily consist of loans to individuals originated through BankAtlantic’s retail network. Approximately 97% of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower. Approximately 24% of home equity lines of credit balances are secured by a first mortgage on the property. Home equity lines of credit have pime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years. The credit quality of consumer loans is adversely impacted by increases in the unemployment rate and declining real estate values. During 2008 and 2009, BankAtlantic experienced higher than historical losses in this portfolio as a result of deteriorating economic conditions. In an attempt to address this issue, BankAtlantic has adopted more stringent underwriting criteria for consumer loans which have had the effect of significantly reducing consumer loan originations.
     Middle Market commercial business: BankAtlantic lends on both a secured and unsecured basis, although the majority of its loans are secured. Middle market business loans are typically secured by the receivables, inventory, equipment, real estate, and/or general corporate assets of the borrowers. These loans generally have variable interest rates that are Prime or LIBOR based and are typically originated for terms ranging from one to five years.
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

Financial Services
(BankAtlantic Bancorp)

     The composition of the loan portfolio was (in millions):

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$1,550	42.35	1,930	45.34	2,156	47.66	2,151	46.81	2,030	43.92
Consumer — home equity	670	18.31	719	16.89	676	14.94	562	12.23	514	11.12
Construction and development	223	6.09	301	7.07	416	9.20	475	10.34	785	16.99
Commercial	897	24.51	930	21.85	882	19.49	973	21.17	979	21.18
Small business	213	5.82	219	5.14	212	4.69	187	4.07	152	3.29
Other loans:
Commercial business	154	4.21	143	3.36	131	2.90	157	3.42	88	1.90
Small business — non-mortgage	99	2.70	108	2.54	106	2.34	98	2.13	83	1.80
Consumer	21	0.57	26	0.61	31	0.68	26	0.57	27	0.59
Residential loans held for sale	4	0.11	3	0.07	4	0.09	9	0.20	3	0.06

Total	3,831	104.67	4,379	102.87	4,614	101.99	4,638	100.94	4,661	100.85

Adjustments:
Unearned discounts (premiums)	(3)	-0.08	(3)	-0.07	(4)	-0.09	(1)	-0.02	(2)	-0.04
Allowance for loan losses	174	4.75	125	2.94	94	2.08	44	0.96	41	0.89

Total loans receivable, net	$3,660	100.00	4,257	100.00	4,524	100.00	4,595	100.00	4,622	100.00

     At March 31, 2008, BankAtlantic transferred $101.5 million of non-performing commercial loans to a subsidiary of BankAtlantic Bancorp Parent Company.
     Included in BankAtlantic’s commercial and construction and development loan portfolios were the following commercial residential loans (in millions):

	As of December 31,
	2009	2008	2007
Builder land bank loans	$44	62	150
Land acquisition and development loans	172	210	245
Land acquisition, development and construction loans	11	32	108

Total commercial residential loans (1)	$227	304	503

(1)	At March 31, 2008, $101.5 million of non-performing loans were transferred to a subsidiary of the BankAtlantic Bancorp Parent Company.
     Investments
     Securities Available for Sale: BankAtlantic invests in obligations of, or securities guaranteed by the U.S. government or its agencies, such as mortgage-backed securities and real estate mortgage investment conduits (REMICs), which are accounted for as securities available for sale. BankAtlantic’s securities available for sale portfolio at December 31, 2009 reflects a decision to seek high credit quality and securities guaranteed by government sponsored enterprises in an attempt to minimize credit risk in its investment portfolio to the extent possible. The available for sale securities portfolio serves as a source of liquidity as well as a means to moderate the effects of interest rate changes. The decision to purchase and sell securities from time to time is based upon a current assessment of the economy, the interest rate environment, and capital and liquidity strategies and requirements. BankAtlantic’s investment portfolio does not include credit default swaps, commercial paper, collateralized debt obligations, structured investment vehicles, auction rate securities, trust preferred securities or equity securities in Fannie Mae or Freddie Mac.

Financial Services
(BankAtlantic Bancorp)

     Tax Certificates: Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. A tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Certain municipalities bulk sale their entire tax certificates for the prior year by auctioning the portfolio to the highest bidder instead of auctioning each certificate separately. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period. During 2008, BankAtlantic discontinued acquiring tax certificates through bulk acquisitions as it experienced higher than historical losses from these types of acquisitions. During 2009 BankAtlantic purchased tax certificates primarily in Florida and expects that the majority of tax certificates it acquires in 2010 will be in Florida.
     The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

			Corporate
		Mortgage-	Bond		Weighted
	Tax	Backed	and		Average
	Certificates	Securities	Other	Total	Yield
December 31, 2009
Maturity: (1)
One year or less	$79,099	2	250	79,351	5.66%
After one through five years	33,373	123	—	33,496	5.65
After five through ten years	—	31,121	—	31,121	4.60
After ten years	—	288,046	—	288,046	3.28

Fair values (2)	$112,472	319,292	250	432,014	4.00%

Amortized cost (2)	$110,991	307,314	250	418,555	5.35%

Weighted average yield based on fair values	5.66	3.41	4.30	4.00
Weighted average maturity (yrs)	1.30	20.65	0.67	15.69

December 31, 2008
Fair values (2)	$224,434	699,224	250	923,908	5.25%

Amortized cost (2)	$213,534	687,344	250	901,128	6.00%

December 31, 2007
Fair values (2)	$188,401	788,461	681	977,543	5.90%

Amortized cost (2)	$188,401	785,682	685	974,768	6.06%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 2 years).

(2)	Equity and tax exempt securities held by BankAtlantic Bancorp Parent Company with a cost of $1.5 million, $3.6 million, and $162.6 million and a fair value of $1.5 million, $4.1 million, and $179.5 million, at December 31, 2009, 2008 and 2007, respectively, were excluded from the above table. At December 31, 2009, equities held by BankAtlantic with a cost of $0.8 million and a fair value of $0.8 million were excluded from the above table.

Financial Services
(BankAtlantic Bancorp)

     A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2009 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value
Tax certificates and investment securities:
Tax certificates:
Cost equals market	$110,991	1,481	—	112,472
Securities available for sale:
Investment securities:
Cost equals market	250	—	—	250
Market over cost	—	—	—	—
Cost over market	—	—	—	—
Mortgage-backed securities:
Cost equals market	—	—	—	—
Market over cost	285,200	11,998	—	297,198
Cost over market	22,114	—	20	22,094

Total	$418,555	13,479	20	432,014

1)	The above table excludes BankAtlantic Bancorp Parent Company equity securities with a cost and fair value of $1.5 million at December 31, 2009. At December 31, 2009, equities held by BankAtlantic with a cost and fair value of $0.8 million were excluded from the above table.
     Deposit products and borrowed funds:
     Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through marketing and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic has primarily solicited deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiative. During 2008, BankAtlantic began participating in the Certificate of Deposit Account Registry Services (“CDARS”) program. This program allows BankAtlantic to offer to its customers federally insured deposits up to $50 million. BankAtlantic has elected to participate in the FDIC’s “Transaction Account Guarantee Program” whereby the FDIC through June 30, 2010 fully insures BankAtlantic’s entire portfolio of non-interest bearing deposits, and interest-bearing deposits with rates at or below fifty basis points and, subject to applicable terms, insures up to $250,000 of other deposit accounts. See Note 17 of the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
     Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB of Atlanta and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans and its securities. In addition, BankAtlantic must maintain certain levels of FHLB stock based upon outstanding advances. See Note 18 of the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.
     Other Short-Term Borrowings: BankAtlantic’s short-term borrowings generally consist of securities sold under agreements to repurchase treasury tax and loan borrowings.
•	Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. See Note 19 of the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Securities sold under agreements to repurchase borrowings.
•	Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program. Under this program the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See Note 20 of the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s treasury tax and loan borrowings.

Financial Services
(BankAtlantic Bancorp)

     BankAtlantic’s other borrowings have floating interest rates and consist of a mortgage-backed bond and subordinated debentures. See Notes 22 and 23 of the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.
BankAtlantic Bancorp Parent Company
     BankAtlantic Bancorp Parent Company operations primarily consist of financing the capital needs of BankAtlantic and its subsidiaries and management of the asset work-out subsidiary. In March 2008, BankAtlantic Bancorp Parent Company used a portion of the proceeds obtained from the sale of Ryan Beck to Stifel to purchase from BankAtlantic $101.5 million of non-performing loans at BankAtlantic’s carrying value. These loans are held in an asset workout subsidiary wholly-owned by the BankAtlantic Bancorp Parent Company, which has entered into an agreement with BankAtlantic to service the transferred non-performing loans. BankAtlantic Bancorp Parent Company also has arrangements with BFC for BFC to provide certain human resources, insurance management, investor relations, and other administrative services to BankAtlantic Bancorp Parent Company and its subsidiaries. The largest expense of BankAtlantic Bancorp Parent Company is interest expense on junior subordinated debentures issued in connection with trust preferred securities. BankAtlantic Bancorp has the right to defer quarterly payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters without default or penalty. During all four quarters during 2009 and during the first quarter of 2010, BankAtlantic Bancorp notified the trustees under its junior subordinated debentures that it has elected to defer its quarterly interest payments. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Additionally, during the deferral period, BankAtlantic Bancorp may not pay dividends on or repurchase its common stock. BankAtlantic Bancorp Parent Company deferred the interest and dividend payments in order to preserve its liquidity in response to current economic conditions. In January 2010, BankAtlantic Bancorp commenced cash offers to purchase the outstanding trust preferred securities. See Note 23 of the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic Bancorp’s cash tender offer for its trust preferred securities.
     BankAtlantic Bancorp Parent Company had the following cash and investments as of December 31, 2009 (in thousands). There is no assurance that we would receive proceeds equal to the estimated fair value upon the liquidation of the equity securities.

	December 31, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$14,002	—	—	14,002
Equity securities	1,510	—	6	1,504

Total	$15,512	—	6	15,506

     BankAtlantic Bancorp Parent Company’s work-out subsidiary had the following loans and real estate owned as of December 31, 2009:

(in millions)	Amount
Builder land bank loans	$14
Land acquisition and development loans	10
Land acquisition, development and construction loans	15
Commercial	9

Total commercial loans	48
Real estate owned	11

Total loans and real estate owned	$59

Financial Services
(BankAtlantic Bancorp)

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

Financial Services
(BankAtlantic Bancorp)

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
     Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2009, BankAtlantic’s limit on loans to one borrower was approximately $76.6 million. At December 31, 2009, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $37.8 million and the second largest borrower had an aggregate balance of approximately $36.9 million.
     QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2009, BankAtlantic maintained approximately 74% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2009 and, therefore, was a QTL.
     Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards:
•	a tangible capital requirement for savings banks to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement:
•	for savings banks assigned the highest composite rating of 1, to have core capital in an amount equal to at least 3% of adjusted total assets; or

•	for savings banks assigned any other composite rating, to have core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings bank; and
•	a risk-based capital requirement for savings banks to have capital in an amount equal to at least 8% of risk-weighted assets.

Financial Services
(BankAtlantic Bancorp)

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
     At December 31, 2009, BankAtlantic exceeded all applicable regulatory capital requirements. See Note 35 of the “Notes to Consolidated Financial Statements” for actual capital amounts and ratios.
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
     The OTS regulates all capital distributions by BankAtlantic directly or indirectly to us, including dividend payments. BankAtlantic currently must file an application to receive the approval of the OTS for a proposed capital distribution, as the total amount of all of BankAtlantic’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds BankAtlantic’s net income for that year-to-date period plus BankAtlantic’s retained net income for the preceding two years.
     BankAtlantic may not pay dividends to BankAtlantic Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OTS notified BankAtlantic that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as BankAtlantic is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
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
     These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2009 was approximately $1.2 million.
     Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings banks to establish branches in any state or territory of the United States.

Financial Services
(BankAtlantic Bancorp)

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

Financial Services
(BankAtlantic Bancorp)

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
     Examination. A savings institution must demonstrate to the OTS its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management impacts the scope and intensity of the OTS’ examinations of the institution. Institutions with significant management oversight and monitoring of compliance will generally receive less extensive OTS examinations than institutions with less oversight.
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

Financial Services
(BankAtlantic Bancorp)

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
     The OTS categorized BankAtlantic as “well capitalized” following its last examination and BankAtlantic remained categorized “well capitalized” as of December 31, 2009. However, there is no assurance that it will continue to be deemed “well capitalized” even if current capital ratios are maintained where asset quality continues to deteriorate.
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
     On January 1, 2007, the Federal Deposit Insurance Reform Act of 2005, or the Reform Act, became effective. The Reform Act, among other things, merged the Bank Insurance Fund and the Savings Association Insurance Fund, both of which were administered by the FDIC, into a new fund administered by the FDIC known as the Deposit Insurance Fund, or DIF, and increased the coverage limit for certain retirement plan deposits to $250,000, but maintained the basic insurance coverage limit of $100,000 for other depositors. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the Stabilization Act, temporarily raised the basic insurance coverage limit to $250,000. This temporary increase in the basic insurance coverage limit will expire on December 31, 2013 and the basic insurance coverage limit will return to $100,000 on January 1, 2014.
     As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance base assessment rate depends on the risk category to which it is assigned. In April 2009, the FDIC implemented regulations to improve the way its insurance base assessment rates differentiate risk among insured institutions and make the risk-based system fairer by limiting the subsidization of riskier institutions by safer institutions. For the quarter which began January 1, 2010, insurance base assessment rates range from 12 cents per $100 (but could be as low as 7 cents per $100, after computing applicable adjustments) in assessable deposits for a savings institution in the least risk category (i.e., well capitalized and financially sound with only a few minor weaknesses) to 45 cents per $100 (but could be as high as 77.5 cents per $100, after computing applicable adjustments) in assessable deposits for a savings institution in the most risk category (i.e., undercapitalized and poses a substantial probability of loss to the DIF unless effective corrective action is taken) BankAtlantic’s FICE deposit insurance premium increased from $2.8 million for the year ended December 31, 2008 to $8.6 million for the same 2009 period.

Financial Services
(BankAtlantic Bancorp)

     The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC is also authorized to impose special assessments. The FDIC has exercised its authority to raise assessment rates and impose special assessments several times in the past, including during 2009, and could raise rates and impose special assessments in the future. Increases in deposit insurance premiums and the imposition of special assessments would have an adverse effect on our earnings. BankAtlantic paid a $2.4 million FDIC special assessment for the year ended December 31, 2009.
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
     Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankAtlantic was in compliance with this requirement with an investment in FHLB of Atlanta stock at December 31, 2009 of approximately $48.8 million. During the year ended December 31, 2009, the FHLB of Atlanta paid dividends of approximately $0.2 million on the capital stock held by BankAtlantic. The FHLB did not pay a dividend during the first six months of 2009 and in February 2009 suspended excess stock redemptions.
     Federal Reserve System. BankAtlantic is subject to provisions of the FRA and the FRB’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, federal savings banks must maintain reserves against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the FRB. BankAtlantic is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The FRB pays targeted federal funds rates on the required reserves which are lower than the yield on our traditional investments.
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
     The USA Patriot Act established the Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury Department, and is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If BankAtlantic identifies a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or reject such account or transaction, evaluate the need to file a suspicious activity report and notify the Financial Crimes Enforcement Network (“FinCEN”).
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
     As of December 31, 2009, the Company and its subsidiaries had approximately 5,368 employees, including 37 employees at BFC Parent and BFC Shared Service operations, 36 employees supporting Woodbridge, 6 employees supporting BankAtlantic Bancorp Parent Company, 1,638 employees supporting BankAtlantic (including 212 part time employees) and 3,651 employees supporting Bluegreen, of which 386 were located in Bluegreen’s headquarters in Boca Raton, Florida and 3,265 were located in regional field offices throughout the United States and Aruba. The field personnel at Bluegreen include 85 field employees supporting Bluegreen Communities and 3,180 field employees supporting Bluegreen Resorts. Several Bluegreen employees in New Jersey are represented by a collective bargaining unit.
Regulatory Matters — Real Estate
     The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. Federal, state, local and foreign environmental, zoning, consumer protection and other statutes regulate the acquisition, subdivision, marketing and sale of real estate and VOIs. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, prohibiting unfair or deceptive acts and unfair competition in interstate commerce. Vacation ownership interests are subject to various regulatory requirements including state and local approvals. The laws of most states require the filing of a detailed offering statement which provides disclosure of all material aspects of the project and sale of VOIs. Laws in each state where VOIs are sold generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period. There is also no assurance that in the future, VOIs will not be deemed to be securities subject to securities regulation. Most states also have other laws that regulate: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and, labor laws. In addition, we may be subject to the Fair Housing Act and various other federal statutes and regulations. The sales and marketing of homesites are subject to various consumer protection laws and to the Federal Interstate Land Sales Full Disclosure Act, which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce.
     There is no assurance that the cost of complying with applicable laws and regulations will not be significant. Any failure to comply with current or future laws or regulations applicable to the sale of VOIs or real estate could have a material adverse effect on us.
Competition
Real Estate
     There has been significant dislocation in the real estate markets. Land values have deteriorated significantly, and lenders who have foreclosed on properties throughout the United States and particularly in those areas where the Company and its subsidiaries operate are selling properties at significant discounts. The purchasers of such properties may have a significantly lower basis than we have and accordingly such purchasers have a competitive advantage with respect to the development or resale of those properties.
     Bluegreen Resorts competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. Bluegreen Resorts also competes with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads, prospects and service contracts, Bluegreen Resorts competes with other VOI developers for marketing, sales, and resort management personnel.
Financial Services
     The banking and financial services industry is very competitive and is in transition. The financial services industry is experiencing a severe downturn and there is increased competition in the marketplace. We expect continued consolidation in the financial service industry creating larger financial institutions. BankAtlantic’s primary method of competition is emphasis on relationship banking, customer service and convenience, including its Florida’s Most Convenient Bank initiative.
     BankAtlantic faces substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that BankAtlantic makes and the interest rates and fees that BankAtlantic receives on these loans. .BankAtlantic competes for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds, many of which are uninsured. These competitors may offer higher interest rates than BankAtlantic, which could decrease the deposits that Bank Atlantic attracts or require BankAtlantic to increase its rates to attract new deposits. Increased competition for deposits could increase BankAtlantic’s cost of funds, reduce its net interest margin and adversely affect its results of operations.

ITEM 1A. RISK FACTORS
RISKS RELATED TO BFC, GENERALLY
We have in the past incurred cash flow deficits at the BFC parent company level which we expect will continue in the future.
     BFC is engaged in making investments in operating businesses and, in the past, BFC Parent has not had revenue generating operating activities. We have in the past incurred cash flow deficits at BFC Parent and expect to continue to incur cash flow deficits in the foreseeable future. We have financed these operating cash flow deficits with available working capital, issuances of equity or debt securities, and with dividends from our subsidiaries. BFC Parent is dependent upon dividends from its subsidiaries to fund its operations. Currently, BankAtlantic Bancorp is restricted from paying dividends and these restrictions may continue in the future. In addition, Bluegreen has historically not paid dividends on its common stock. As a result, if cash flow is not sufficient to fund our operating expenses in the future, we may be forced to reduce operating expenses, to liquidate some of our investments or to seek to fund our operations from the proceeds of additional equity or debt financing. There is no assurance that any such financing would be available on commercially reasonable terms, if at all, or that we would not be forced to liquidate our investments at depressed prices.
Adverse conditions and events where our investments are currently concentrated or in the industries in which our subsidiaries operate could continue to adversely impact our results and future growth.
     BankAtlantic Bancorp’s business, the location of BankAtlantic’s branches and the real estate collateralizing its commercial real estate loans and home equity loans are concentrated in Florida. Further, our operations are concentrated in Florida and South Carolina. Economic conditions generally, and the economies of both Florida and South Carolina in particular have adversely impacted our results and operations. Further, each of these states is subject to the risks of natural disasters, such as tropical storms and hurricanes. The continued impact of the economic downturn, natural disasters or adverse changes in laws or regulations applicable to the companies could impact the credit quality of BankAtlantic’s assets, the desirability of our properties, the financial condition and performance of our customers and our overall success. In addition, Bluegreen’s operations, which are primarily conducted within the vacation ownership and real estate industry, have also been adversely impacted by the current economic downturn. The persistence or further deterioration of the current adverse economic conditions could have a material adverse effect on our business and results of operations.
We are subject to the risks faced by the companies in which we currently hold investments.
     Our primary holdings consist of our direct and indirect investments in BankAtlantic Bancorp, Bluegreen, Core, Pizza Fusion and Benihana. As a result, we are subject to the risks faced by these companies in their respective industries. Each has been adversely affected by a downturn in the economy, loss of consumer confidence and disruptions in the credit markets. Our current business plan includes a focus on providing strategic support to the companies within our consolidated group, and in which we hold investments. Such support may include further investments in those companies. Any such additional investments will further expose us to the risks faced by those companies.
We will be required to make a cash payment to shareholders of Woodbridge who exercised appraisal rights in connection with the Merger.
     Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the Woodbridge Merger and who properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the Merger was $1.10 per share. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share in cash, or (ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. As of the date of this filing, one Dissenting Holder which held approximately 400,000 shares of Woodbridge’s Class A Common Stock had withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective views of the fair value of Woodbridge’s Class A Common Stock prior to the merger. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of cash that Woodbridge will be required to pay to the Dissenting Holders and such amount may be greater than the $4.6 million that we have accrued. Any significant increase in Woodbridge’s obligation to Dissenting Holders who exercise their appraisal rights could have a material adverse effect on BFC’s and Woodbridge’s businesses.

Regulatory restrictions, BankAtlantic’ performance and the terms of indebtedness limit or restrict BankAtlantic Bancorp’s ability to pay dividends which may impact our cash flow.
     At December 31, 2009, we held approximately 37% of the outstanding common stock of BankAtlantic Bancorp. Dividends by BankAtlantic Bancorp are subject to a number of conditions, including the cash flow and profitability of BankAtlantic Bancorp, declaration of dividends by BankAtlantic Bancorp’s Board of Directors, compliance with the terms of outstanding indebtedness, and regulatory restrictions applicable to BankAtlantic.
     BankAtlantic Bancorp is a separate publicly traded company whose Board of Directors includes a majority of independent directors as required by the listing standards of the New York Stock Exchange. Decisions made by BankAtlantic Bancorp’s Board are not within our control and may not be made in our best interests.
     The declaration and payment of dividends and the ability of BankAtlantic Bancorp to meet its debt service obligations will depend upon adequate cash holdings, which are driven by the results of operations, financial condition and cash requirements of BankAtlantic Bancorp, and the ability of BankAtlantic to pay dividends to BankAtlantic Bancorp. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp is subject to regulations and prior approval of the Office of Thrift Supervision (“OTS”). The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic would constitute an unsafe or unsound action or practice, and there is no assurance that the OTS would approve future applications for capital distributions from BankAtlantic. During the first quarter of 2009, BankAtlantic suspended the payment of dividends to BankAtlantic Bancorp and BankAtlantic has indicated that it does not intend to seek to make any capital distributions for the foreseeable future. In February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that is may continue to defer such interest payments for the foreseeable future. Accordingly, BFC does not expect to receive dividends from BankAtlantic Bancorp for the foreseeable future.
The payment of dividends by Bluegreen is not within our control.
     Bluegreen is a separate publicly traded company whose Board of Directors includes a majority of independent directors as required by the listing standards of the New York Stock Exchange. Decisions made by Bluegreen’s Board are not within our control and may not be made in our best interests.
     Bluegreen has not paid cash dividends during the three years ending December 31, 2009. Future dividends from Bluegreen are subject to approval by Bluegreen’s Board of Directors (a majority of whom are independent directors) and will depend upon, among other factors, Bluegreen’s results of operations, financial condition and operating and capital needs. Bluegreen may also be limited contractually from paying dividends by the terms of its credit facilities. Accordingly, there is no assurance that Bluegreen will pay dividends for the foreseeable future.
Dividends and distributions from our subsidiaries to their respective parent companies may be subject to claims in the future from creditors of the subsidiary.
     Subsidiaries have in the past and may in the future make dividends or distributions to their parent companies. Dividend payments and other distributions by a subsidiary to its parent company, including payments or distributions from Core to Woodbridge, from BankAtlantic to BankAtlantic Bancorp, or from Woodbridge or BankAtlantic Bancorp to BFC may, in certain circumstances, be subject to claims made by creditors of the subsidiary which made the payment or distribution. Any such claim, if successful, may have a material and adverse impact on the financial condition of the parent company against which the claim was brought.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on our financial position and operating results.
     The consolidated financial statements included in the periodic reports we file with the SEC, including those included as part of this Annual Report on Form 10-K, are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including purchase accounting fair value measurements, goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization /accretion of purchase accounting fair value differences and the future value of goodwill and other intangible assets pursuant to applicable accounting guidance. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, estimates, judgments and assumptions are inherently subject to change in the future. As a result, our estimates, judgments and assumptions may prove to be incorrect and our actual results may differ from these estimates under different assumptions or conditions. If any estimates, judgments or assumptions change in the future, or our actual results differ from our estimates or assumptions, we may be required to record additional expenses or impairment charges, which would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results.
Our activities and our subsidiaries’ activities are subject to a wide range of regulatory requirements applicable to financial institutions and holding companies, and noncompliance with such regulations could have a material adverse effect on our business.
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
     In addition, unlike bank holding companies, as unitary savings and loan holding companies, BFC and BankAtlantic Bancorp are not currently subject to capital requirements. However, the OTS has indicated that it may, in the future, impose capital requirements on savings and loan holding companies. In addition, the current administration has proposed legislation which would, among other things, eliminate the status of “savings and loan holding company” and require us and BankAtlantic Bancorp to register as a bank holding company, which would subject us and BankAtlantic Bancorp to regulatory capital requirements. Further, the OTS or other regulatory bodies having authority over the Company in the future may adopt regulations in the future that would affect the Company’s operations, including BankAtlantic Bancorp’s ability to pay dividends or to engage in certain transactions or activities. See “Financial Services Regulation and Supervision — Holding Company.”

Certain members of our Board of Directors and certain of our executive officers are also directors and executive officers of our affiliates.
     Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, are also members of the Boards of Directors and/or executive officers of BankAtlantic Bancorp, BankAtlantic, Woodbridge, Bluegreen and Benihana. Neither Mr. Levan nor Mr. Abdo is obligated to allocate a specific amount of time to the management of the Company, and they may devote more time and attention to the operations of our affiliates than they devote directly to our operations. Jarett S. Levan, a member of our Board of Directors, is the President of BankAtlantic Bancorp and the Chief Executive Officer of BankAtlantic and a member of the Board of each of them, and D. Keith Cobb, a member of our Board of Directors, is a member of the Boards of Directors of BankAtlantic Bancorp and BankAtlantic.
Risks Associated with Our Investments in the Restaurant Industry
     We have an investment in preferred shares of Benihana which are convertible to shares of Benihana’s Common Stock. Benihana operates 98 restaurants in the United States, including 64 Benihana teppanyaki restaurants, nine Haru sushi restaurants and 25 RA Sushi Bar restaurants. In addition, 23 franchised Benihana teppanyaki restaurants operate in the United States, Latin America and the Caribbean. We have an investment in Pizza Fusion which has 18 restaurants, including 2 Company owned restaurants and 16 franchised restaurants, operating in 9 states and had entered into franchise agreements for an additional 12 stores by September 2010. As such, we are subject to the risks faced by these companies and the value of our investment will be influenced by the market performance and financial performance of these companies. Some of the risk factors common to the restaurant industry which might affect the performance of these companies include:
•	the current economic downturn has adversely impacted consumer spending patterns and has had negative effects on consumer discretionary spending;

•	the limited availability and high cost of credit may continue or deteriorate further;

•	higher than normal food costs may adversely impact our results of operations;

•	the failure of existing or new restaurants to perform as expected;

•	the inability to construct new restaurants and remodel existing restaurants within projected budgets and time periods;

•	increases in the minimum wage;

•	increases in unemployment;

•	intense competition in the restaurant industry;

•	the food service industry is affected by litigation and publicity concerning food quality, health and other issues, which could cause customers to avoid a particular restaurant, result in significant liabilities or litigation costs or damage reputation or brand recognition; and

•	implementing growth and renovation strategies may strain available resources.
Our portfolio of equity securities and our investments in BankAtlantic Bancorp, Benihana and Bluegreen subjects us to equity pricing risks.
     Because BankAtlantic Bancorp and Bluegreen are consolidated in the Company’s financial statements, the decline in the market price of their stock would not impact the Company’s consolidated financial statements. However, a decline in the market price of the securities of either of these companies would likely have an adverse effect on the market price of our common stock. The market price of our common stock and our equity securities are important to our valuation and ability to obtain equity or debt financing.
     We also have an investment in Benihana Series B Convertible Preferred Stock (“Benihana Preferred Stock”) for which no current market exists (unless converted into common stock). The 800,000 shares of Benihana Preferred Stock owned by the Company are convertible into 1,578,943 shares of Benihana Common Stock. At December 31, 2009, if converted, the aggregate market value of such shares would have been $6.6 million. The ability to realize or liquidate this investment will depend on future market and economic conditions and the ability to register our sale of shares of Benihana’s common stock in the event of the conversion of our shares of Benihana Convertible Preferred stock, all of which are subject to significant risk.

Our net operating loss carryforwards will be substantially limited as a result of the Merger with Woodbridge because the Merger resulted in an “ownership change” as defined in the Internal Revenue Code.
     We have experienced and continue to experience net operating losses. Under the Internal Revenue Code, we may utilize our net operating loss carryforwards in certain circumstances to offset future taxable income and to reduce federal income tax liability, subject to certain requirements and restrictions. The Woodbridge merger, which was consummated on September 21, 2009, resulted in an “ownership change”, as defined in Section 382 of the Internal Revenue Code. As a result, our ability in the future to use our historic net operating loss carryforwards will be substantially limited, which could have a negative impact on our financial position and results of operations. However, we believe that BFC may utilize Woodbridge’s net operating loss carryforwards. Accordingly, in September 2009, our Board of Directors adopted a shareholder rights plan designed to preserve shareholder value and protect our ability to use Woodbridge’s net operating loss carryforwards by providing a deterrent to holders of less than 5% of our common stock from acquiring a 5% or greater ownership interest in our common stock. However, there is no assurance that the shareholder rights plan will successfully prevent against an “ownership change” or otherwise preserve our ability to utilize our net operating loss carryforwards to offset any future taxable income, nor is there any assurance that we will be in a position to utilize our net operating loss carryforwards in the future even if we do not experience an “ownership change.”
Issuance of Additional Securities In The Future.
     There is generally no restriction on our ability to issue debt or equity securities which are pari passu or have a preference over our common stock. Authorized but unissued shares of our capital stock are available for issuance from time to time at the discretion of our Board of Directors, including issuances in connection with acquisitions, and any such issuance may be dilutive to our shareholders. There is also no restriction on the ability of BankAtlantic Bancorp or Bluegreen to issue additional capital stock or incur additional indebtedness. Any future securities issuances by BankAtlantic Bancorp or Bluegreen may dilute our economic investment or voting interest in those companies.
Our control position may adversely affect the market price of BankAtlantic Bancorp’s Class A Common Stock and Bluegreen’s common stock.
     As of December 31, 2009, we owned all of BankAtlantic Bancorp’s issued and outstanding Class B Common Stock and approximately 17.3 million shares, or approximately 36%, of BankAtlantic Bancorp’s issued and outstanding Class A Common Stock, representing approximately 66% of BankAtlantic Bancorp’s total voting power. Additionally, we own approximately 16.9 million shares, or approximately 52%, of Bluegreen’s issued and outstanding common stock. Accordingly, we hold a controlling position with respect to BankAtlantic Bancorp and Bluegreen and have the voting power to significantly influence the outcome of any shareholder vote of the companies, except with respect to BankAtlantic Bancorp in those limited circumstances where Florida law mandates separate class votes. Our control position may have an adverse effect on the market prices of BankAtlantic Bancorp’s Class A Common Stock and Bluegreen’s common stock.
Alan B. Levan And John E. Abdo’s Control Position May Adversely Affect The Market Price Of Our Common Stock.
     Alan B. Levan, our Chairman of the Board of Directors and Chief Executive Officer, and John E. Abdo, our Vice Chairman of the Board of Directors, may be deemed to beneficially own shares of our common stock representing approximately 72% of our total voting power. These shares consist of 10,694,685 shares or 15.6% of our Class A Common Stock and 6,521,228 shares, or 87.4%, of our Class B Common Stock. Additionally, Alan B. Levan and John E. Abdo have agreed to vote their shares of our Class B common stock in favor of the election of the other to our Board of Directors for so long as they are willing and able to serve as directors of the Company. Further, John E. Abdo has agreed, subject to certain exceptions, not to transfer certain of his shares of our Class B common stock and to obtain the consent of Alan B. Levan prior to the conversion of certain of his shares of our Class B common stock into shares of our Class A common stock. Since our Class A common stock and Class B common stock vote as a single class on most matters, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote (except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class) and to elect the members of our Board of Directors. Alan B. Levan and John E. Abdo’s control position may have an adverse effect on the market price of our common stock. Alan B. Levan’s and John E. Abdo’s interests may conflict with the interests of our other shareholders.

The terms of our articles of incorporation, which establish fixed relative voting percentages between our Class A Common Stock and Class B Common Stock, may not be well accepted by the market.
     Our Class A Common Stock and Class B Common Stock generally vote together as a single class. The Class A Common Stock possesses in the aggregate 22% of the total voting power of all our common stock and the Class B Common Stock possesses in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, at which time the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, at which time the fixed voting percentages will be eliminated. These changes in the relative voting power represented by each class of our common stock are based only on the number of shares of Class B Common Stock outstanding. Thus issuances of Class A Common Stock will have no effect on these provisions. If additional shares of Class A Common Stock are issued, it is likely that the disparity between the equity interest represented by the Class B Common Stock and its voting power will widen. While the amendment creating this capital structure was approved by our shareholders, the fixed voting percentage provisions are somewhat unique. If the market does not view this structure favorably, the trading price and market for our Class A Common Stock would be adversely affected.
The loss of the services of our key management and personnel could adversely affect our business.
     Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. There is no assurance that we will be successful in attracting and retaining key management personnel.

RISKS RELATED TO WOODBRIDGE
The defaults by Woodbridge and its subsidiaries under the terms of their outstanding indebtedness have resulted in acceleration of the debt and may result in judgments against the obligors.
     Lenders with respect to approximately $37.2 million of debt owed by Woodbridge and all of the approximately $209.9 million of debt owed by Core have declared the debt to be in default. While Woodbridge is disputing the fact that an event of default occurred under the terms of its indebtedness and is currently in negotiations with respect to the purported default with the FDIC (which holds the debt as a result of the failure of the lender), Core is currently pursuing all options with its lenders, including offering deeds in lieu of foreclosure with respect to the property collateralizing its loans. If these negotiations and efforts are not successful, the lenders may exercise remedies available to them as a result of the defaults, which may result in judgments against the obligors, the loss of the collateral and related losses beyond those previously incurred. This would be expected to materially and adversely impact our financial condition and operating results.
Core has ceased substantially all development operations and may not be successful in achieving an orderly liquidation of its assets.
     As discussed throughout this report, Core is experiencing cash flow deficits. The significant decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core has severely limited its development expenditures in Tradition, Florida and has completely discontinued development activity in Tradition Hilton Head. The value of Core’s assets has decreased, resulting in $78.0 million of impairment charges, including $13.6 million of impairment charges related to assets held for sale during 2009. Further, as described above, Core is currently in default under the terms of all of its loans. Core has commenced negotiations with its lenders in an effort to achieve an orderly liquidation of its operations without a bankruptcy filing, but there is no assurance that Core will be successful in its negotiations. If Core is not successful in its efforts to liquidate its assets or otherwise renegotiate its debt with its lenders, Core may need to pursue a bankruptcy filing and may be required to record additional impairment charges and losses beyond those previously incurred, which would likely have a material and adverse impact on our financial condition and operating results.
Core utilized community development district and special assessment district bonds to fund development costs, and Core will be responsible for assessments until the underlying property is sold or otherwise transferred.
     Core established community development district and special assessment district bonds to access tax-exempt bond financing to fund infrastructure development at Core’s master-planned communities. Core is responsible for any assessed amounts until the underlying property is sold. Accordingly, if Core continues to hold certain of its properties longer than originally projected (as a result of a continued downturn in the real estate markets or otherwise), Core may be required to pay a higher portion of annual assessments on such properties. In addition, Core could be required to pay down a portion of the bonds in the event its entitlements were to decrease as to the number of residential units and/or commercial space that can be built on the properties encumbered by the bonds. Moreover, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds.
It may be difficult and costly to rent vacant space and space which may become vacant in future periods.
     We may not be able to maintain our overall occupancy levels in the commercial property we own. Our ability to continue to lease or re-lease vacant space in our commercial properties will be affected by many factors, including our properties’ locations, current market conditions and the provisions of the leases we enter into with the tenants at our properties. In fact, many of the factors which could cause our current tenants to vacate their space could also make it more difficult for us to re-lease that space. If we are able to re-lease vacated space, there is no assurance that rental rates will be equal to or in excess of current rental rates. In addition, we may incur substantial costs in obtaining new tenants, including brokerage commission fees paid by us in connection with new leases or lease renewals, and the cost of leasehold improvements. The failure to lease or to re-lease vacant space on satisfactory terms will have an adverse effect on our operating results.

If prospective purchasers of assets and tenants are not able to obtain suitable financing, our results of operations may further decline.
     Our results of operations are dependent in part on the ability of prospective purchasers of our real estate inventory and prospective commercial tenants to secure financing. The deterioration of the credit markets and the related tightening of credit standards may impact the ability of prospective purchasers and tenants to secure financing on acceptable terms, if at all. This may, in turn, negatively impact long-term rental and occupancy rates as well as the value of our commercial properties.
Product liability litigation and claims that arise in the ordinary course of business may be costly.
     Our real estate operations are subject to construction defect and product liability claims arising in the ordinary course of business. These claims are particularly common in the commercial real estate industry and can be costly. We have, and many of our subcontractors have, general liability, property, errors and omissions, workers compensation and other business insurance. However, these insurance policies only protect us against a portion of our risk of loss from claims. In addition, because of the uncertainties inherent in these matters, we cannot provide reasonable assurance that our insurance coverage or our subcontractor arrangements will be adequate to address all warranty, construction defect and liability claims in the future. In addition, the costs of insuring against construction defect and product liability claims, if applicable, are substantial and the amount of coverage offered by insurance companies is also currently limited. There can be no assurance that this coverage will not be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could negatively impact our operating results.
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
     We may also at times not be in compliance with all regulatory requirements. If we are not in compliance with regulatory requirements, we may be subject to penalties, lose our entitlement or be forced to incur significant expenses to cure any noncompliance.
We are subject to environmental laws and the cost of compliance could adversely affect our business.
     As a current or previous owner or operator of real property, we may be liable under federal, state, and local environmental laws, ordinances and regulations for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of investigating, remediation or removing such hazardous or toxic substances may be substantial. The presence of any such substance, or the failure to promptly remediate any such substance, may adversely affect our ability to sell or lease the property or to use the property for its intended purpose.

Levitt and Sons had surety bonds on most of their projects, some of which were subject to indemnity by Woodbridge.
     Levitt and Sons had $33.3 million in surety bonds relating to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $8.0 million plus costs and expenses in accordance with the surety indemnity agreements it executed. At December 31, 2009, we had a $0.5 million in surety bonds accrual related to certain Levitt and Sons bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amount it may be required to pay. If losses on additional surety bonds are identified, we will need to take additional charges associated with our exposure under our indemnities, and this may have a material adverse effect on our results of operations and financial condition.

RISKS RELATED TO BLUEGREEN
     Bluegreen presents its results in two reportable segments. Bluegreen’s results of operations for the Bluegreen Interim Period are consolidated in BFC Financial Corporation’s financial statements. Bluegreen is a separate public company and its management prepared the following discussion regarding Bluegreen which was included in Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission on March 31, 2010. Accordingly, references to “we”, “us” or “our” in this section are references to Bluegreen and its subsidiaries, and are not references to BFC, Woodbridge, or BankAtlantic Bancorp.
We are subject to various risks and uncertainties relating to or arising out of the nature of our business and general business, economic, financing, legal and other factors or conditions that may affect us. Moreover, we operate in a very competitive, highly regulated and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to either predict all risk factors, or assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. These risks and uncertainties include, but are not limited, to the risk factors set forth below and those identified elsewhere in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Investors should also refer to our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (available on our website and the SEC’s website) in future periods for information relating to risks and uncertainties with respect to us and our business.
The state of the economy, generally, interest rates and the availability of financing affect our ability to market VOIs and residential homesites.
Our business has been adversely affected by unfavorable general economic and industry conditions, including effects of weak domestic and world economies, rising unemployment and job insecurity, a decrease in discretionary spending, a decline in housing values, limited availability of financing, and geopolitical conflicts. If such conditions continue, or deteriorate further, our business and results may continue to be adversely impacted, particularly if the availability of financing for us or for our customers continues to be limited or if changes in general economic conditions adversely affect our customers ability to pay amounts owed under our notes receivable. Further, because our operations are conducted mainly within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, continued disruptions in the credit markets and unavailability of financing, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business.
We would incur substantial losses if the customers we finance default on their obligations, and new credit underwriting standards may not have the anticipated favorable impact on performance.
Historically, we did not perform credit checks of the purchasers of our VOIs at the time of sale in connection with our financing of their purchases. From time to time, however, we obtained FICO® scores on the overall VOI portfolio originated by us. Based on a review conducted in October 2008, approximately 30.4% of VOI borrowers in our serviced loan portfolio had a FICO® score below 620. Effective December 15, 2008, we implemented a formal FICO® score based credit underwriting program. However, there is no assurance that any of these FICO® score-based underwriting standards will result in decreased default rates or otherwise improve the performance of our receivables. Conditions in the mortgage industry, including both credit sources as well as borrowers’ financial profiles, have deteriorated in recent years. As of December 31, 2009, approximately 5.4% of our vacation ownership receivables and approximately 22.5% of residential land receivables which we held or which third parties held under sales transactions were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. In the case of our VOI receivables, if we are unable to collect the defaulted amount due, we traditionally have terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale, and we would have to incur such costs again to resell the VOI or home site. If default rates for our borrowers increase further, it may require an increase in the provision for loan losses and an impairment of the value of our retained interests in notes receivable sold. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.
Under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions i.) require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables and ii.) include provisions that in the event of defaults by customers in excess of stated thresholds would require substantially all of our cash flow from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us.

Further, if defaults and other performance criteria adversely differ from estimates used to value our retained interests in notes receivable sold in the securitization transactions, we may be required to write down these assets, which could have a material adverse effect on our results of operations. Accordingly, we bear some risks of delinquencies and defaults by buyers who finance the purchase of their VOIs or residential land through us, regardless of whether or not we sell or pledge the buyer’s loan to a third party.
Our business plan historically has depended on our ability to sell or borrow against our notes receivable to support our liquidity and profitability.
We offer financing of up to 90% of the purchase price to purchasers of our VOIs and homesites. Approximately 68% of our VOI customers and approximately 6% of our home site customers utilized our in-house financing during the year ended December 31, 2009. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers has been a critical factor in our continued liquidity.
We have also been a party to a number of customary securitization-type transactions under which we sell receivables to a wholly-owned special purpose entity which, in turn, sells the receivables to a trust established for the transaction. We typically recognized gains on the sale of receivables and such gains have historically comprised a significant portion of our income. In recent years, the markets for notes receivable facilities and receivable securitization transactions were negatively impacted by problems in the residential mortgage markets and credit markets in general and an associated reduction in liquidity which resulted in reduced availability of financing and less favorable pricing. If our pledged receivables facilities terminate or expire and we are unable to replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions on acceptable terms, our liquidity, cash flow, and profitability would be materially and adversely affected. If any of our current facilities terminate or expire, there is no assurance that we will be able to negotiate the pledge or sale of our notes receivable at favorable rates, or at all.
While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.
We have historically depended on funds from our credit facilities and securitization transactions to finance our operations. In recent years, there have been unprecedented disruptions in the credit markets, which has made obtaining additional and replacement external sources of liquidity more difficult and more costly. The term securitization market has experienced significantly reduced volumes in recent years and, as a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of our lenders, have announced that they will be either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future, although such lenders continue to honor existing commitments. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been generally unavailable. In response to these conditions, we adopted strategic initiatives in an attempt to conserve cash. Further, because we had debt facilities maturing or requiring partial repayment in 2009 and 2010, as well as facilities for which the advance period has or will expire, the implementation of our strategic initiatives was needed to address these matters with our lenders. However, there is no assurance that our implementation of these strategic initiatives will enhance our financial position or otherwise be successful. If these initiatives do not have their intended results, our financial condition may be materially and adversely impacted.
In addition, notwithstanding our implementation of the strategic initiatives described above, we anticipate that we will continue to finance our future business activities, in part, with funds that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements. Moreover, we are, and will be, required to seek continued external sources of liquidity to:
•	support our operations;

•	finance the acquisition and development of VOI inventory and residential land;

•	finance a substantial percentage of our sales; and

•	satisfy our debt and other obligations.

Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future notes receivable securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including the success of our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions and perceptions about the residential land and vacation ownership industries. We have approximately $87.5 million of indebtedness which becomes due during 2010. While we have received a non-binding term sheet to refinance $40.2 million of this amount which would reduce our contractual obligations less than one year by $26.6 million, there can be no assurances that this transaction will close on favorable terms, if at all. Historically, much of Bluegreen’s debt has been renewed or refinanced in the ordinary course of business. But there is no assurance that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt. Any of these occurrences may have a material and adverse impact on our liquidity and financial condition.
Our results of operations and financial condition could be adversely impacted if our estimates concerning our notes receivable are incorrect.
A portion of our revenue historically has been comprised of gains on sales of notes receivable in off-balance sheet arrangements. The amount of any gains recognized and the fair value of the retained interests recorded were based in part on management’s best estimates of future prepayment, default and loss severity rates, discount rates and other considerations in light of then-current conditions. Our results of operations and financial condition could be adversely affected if, among other things:
•	actual prepayments with respect to loans sold occur more quickly than was projected;

•	actual defaults and/or loss severity rates with respect to loans sold are greater than estimated;

•	the portfolio of receivables sold fails to satisfy specified performance criteria; or

•	conditions in the securitization market continue to result in a widening of interest spreads, causing the discount rates used to value our retained interest in notes receivable sold to increase.
If any of these situations were to occur, it could cause a decline in the fair value of the retained interests and a charge to earnings currently. Further, in certain events the cash flow on the retained interests in notes receivable sold could be reduced, in some cases, until the outside investors are paid or the regular payment formula was resumed.
Our future success depends on our ability to market our products successfully and efficiently.
We compete for customers with other hotel and resort properties and vacation ownership resorts. While in the short term we have made a decision to limit sales and reduce cash requirements, in the long run, the identification of sales prospects and leads, and the marketing of our products to them are essential to our success. We have incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to a sufficient number of sales, we may be unable to recover the expense of our marketing programs and systems and our business would be adversely affected.
We are subject to the risks of the real estate market and the risks associated with real estate development, including the declines in real estate values and the deterioration of real estate sales.
Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:
•	levels of unemployment;

•	levels of discretionary disposable income;

•	levels of consumer confidence;

•	the availability of financing;

•	overbuilding or decreases in demand;

•	interest rates; and,

•	federal, state and local taxation methods.

The real estate market is currently experiencing a significant correction, the depth and duration of which are as yet unknown and many economists and financial analysts, as well as the media in general, believe that we are in the midst of a general economic recession. These circumstances have exerted pressure upon our Bluegreen Communities and Bluegreen Resorts divisions. Further, a continued deterioration of the economy in general or the market for residential land or VOIs would have a material adverse effect on our business.
The availability of land at favorable prices for the development of our Bluegreen Resorts and Bluegreen Communities real estate projects by the time we will need more real estate inventory to sell is critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. While we believe that the property we have purchased at our adjusted carrying amounts will generate appropriate margins, land prices have fallen significantly and the projects we bought in the last several years may have been bought at higher price levels than available in the current market. If we are unable to acquire such land or, in the case of Bluegreen Resorts, resort properties, at a favorable cost, it could have an adverse impact on our results of operations.
The profitability of our real estate development activities is also impacted by the cost of construction materials and services. Should the cost of construction materials and services rise, the ultimate cost of our Bluegreen Resorts’ and Bluegreen Communities’ inventories when developed could increase and have a material, adverse impact on our results of operations.
Our adoption on January 1, 2010, of recently issued accounting guidance will have a material adverse impact on our net worth, leverage, and book value per share.
The initial adoption of FASB ASC 860-10 and FASB ASC 810-10 in our 2010 first quarter will require us to consolidate our existing qualifying special purpose entities associated with past securitization transactions. As such, we will record a one-time non-cash after-tax charge directly to shareholders’ equity of approximately $35.0 million to $55.0 million, representing the cumulative effect of a change in accounting principle, in the first quarter of 2010. The cumulative effect will consist primarily of the reestablishment of notes receivable (net of reserves) associated with those securitization transactions, the elimination of residual interests that we initially recorded in connection with those transactions, the impact of recording debt obligations associated with third party interests held in the special purpose entities and related adjustments to deferred financing costs and inventory balances. We anticipate that our adoption of these standards will have the following impacts on our balance sheet: (1) assets will increase by approximately $335.0 million to $345.0 million primarily related to the consolidation of notes receivable; (2) liabilities will increase by approximately $380.0 million to $390.0 million, primarily representing the consolidation of debt obligations associated with third party interests; and (3) shareholders’ equity will decrease by approximately $35.0 million to $55.0 million. There can be no assurances that this change in accounting principle will not adversely affect the market value of our common stock or the assessment of our financial position by investors and lenders.
Claims for development-related defects could adversely affect our financial condition and operating results.
We engage third-party contractors to construct our resorts and to develop our communities. However, our customers may assert claims against us for construction defects or other perceived development defects, including, without limitation, structural integrity, the presence of mold as a result of leaks or other defects, water intrusion, asbestos, electrical issues, plumbing issues, road construction, water and sewer defects and defects in the engineering of amenities. In addition, certain state and local laws may impose liability on property developers with respect to development defects discovered in the future. We could have to accrue a significant portion of the cost to repair such defects in the quarter when such defects arise or when the repair costs are reasonably estimable. A significant number of claims for development-related defects could adversely affect our liquidity, financial condition and operating results.
The resale market for VOIs could adversely affect our business.
Based on our experience at our resorts and at destination resorts owned by third parties, we believe that resales of VOIs generally are made at net sales prices below their original customer purchase prices. The relatively lower sales prices are partly attributable to the high marketing and sales costs associated with the initial sales of such VOIs. Accordingly, the initial purchase of a VOI may be less attractive to prospective buyers. Also, buyers who seek to resell their VOIs compete with our efforts to sell our VOIs. While VOI resale clearing houses or brokers currently do not have a material impact on our business, if a secondary market for VOIs were to become more organized and liquid, the resulting availability of resale VOIs at lower prices could adversely affect our sales prices and the number of sales we can close, which in turn would adversely affect our business and results of operations.

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations.
The federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. Many states, including Florida and South Carolina, where some of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina. In June 2006, South Carolina enacted the “Time Sharing Transaction Procedures Act” which, among other things, further clarified the process that must be followed in the sale and purchase of timeshare interests. Most states also have other laws that regulate our activities, such as:
•	timeshare project registration laws;

•	real estate licensure laws;

•	mortgage licensure laws;

•	sellers of travel licensure laws;

•	anti-fraud laws;

•	consumer protection laws;

•	telemarketing laws;

•	prize, gift and sweepstakes laws; and

•	consumer credit laws.
We currently are authorized to market and sell VOIs and homesites in all states in which our operations are currently conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, render our sales contracts void or voidable, or impose fines on us based on past activities. See “Item 3 — Legal Proceedings”.
In addition, the federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations relating to direct marketing and telemarketing generally, including the federal government’s national “Do Not Call” list. The regulations have impacted our marketing of VOIs, and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted now or in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against the Company by individuals claiming that they received calls in violation of the regulation.
Currently, most states have taxed VOIs as real estate, imposing property taxes that are billed to the respective property owners’ associations that maintain the related resorts and have not sought to impose sales tax upon the sale of the VOI or accommodations tax upon the use of the VOI. From time to time, however, various states have attempted to promulgate new laws or apply existing laws impacting the taxation of vacation ownership interests to require that sales or accommodations taxes be collected. Should new state or local laws be implemented or interpreted to impose sales or accommodations taxes on VOIs, our resorts business could be materially adversely affected.
We believe we are in material compliance with applicable federal, state, and local laws and regulations relating to the sale and marketing of VOIs and homesites. From time to time, however, consumers file complaints against us in the ordinary course of our business. We could be required to incur significant costs to resolve these complaints. There is no assurance that we will remain in material compliance with all applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for us, including negative public relations, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.

Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on our business.
Under various federal, state and local laws, ordinances and regulations, as well as common law, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances, including mold, located on, in or emanating from property that we own, lease or operate, as well as related costs of investigation and property damage at such property. These laws often impose liability without regard to whether we knew of, or were responsible for, the presence of the hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease our property or to borrow money using such real property or receivables generated from the sale of such real property as collateral. Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties.
The ratings of third-party rating agencies could adversely impact our ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital.
Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. During the third quarter of 2009, we were informed that one of the rating agencies downgraded its original ratings on certain bond classes in our prior securitizations. As a result of this or any future downgrades, holders of such bonds may be required to sell bonds in the market place and such sales could occur at a discount, which could impact the perceived value of such bonds and our ability to sell future securitization bonds at favorable terms, if at all.
In addition, if rating agencies were to downgrade our corporate credit ratings, our ability to raise capital and/or issue debt at favorable terms or at all could be adversely impacted. Such a downgrade could materially adversely affect our liquidity, financial condition and results of operations.
The loss of the services of our key management and personnel could adversely affect our business.
Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. There is no assurance that we will be successful in attracting and retaining key management personnel.

Financial Services Risk Factors
     Our Financial Services activities consist of BankAtlantic Bancorp (and its federal savings bank subsidiary, BankAtlantic), whose results of operations are consolidated with BFC. The only assets available to BFC from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 200,9 which was filed with the Securities and Exchange Commission on March 19, 2010. Accordingly, references to “we”, “us” or “our” in this section under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation, Bluegreen Corporation or Woodbridge.
BankAtlantic Bancorp has incurred significant losses during the last three years and if BankAtlantic Bancorp continues to incur significant losses BankAtlantic Bancorp will need to raise additional capital, which may not be available on attractive terms, if at all.
     BankAtlantic Bancorp has incurred losses of $22.2 million, $202.6 million and $185.8 million during the years ended December 31, 2007, December 31, 2008 and December 31, 2009, respectively. As part of its efforts to maintain regulatory capital ratios, BankAtlantic has reduced its assets and repaid borrowings. However, the reduction of earning asset balances has resulted in reduced income while at the same time BankAtlantic has experienced significant credit losses.
     BankAtlantic Bancorp contributed $65 million and $105 million to the capital of BankAtlantic during the years ended December 31, 2008 and December 31, 2009, respectively. At December 31, 2009, BankAtlantic Bancorp had $14 million of liquid assets. While a wholly-owned work-out subsidiary of BankAtlantic Bancorp also holds a portfolio of approximately $31.3 million of nonperforming loans, net of reserves, $3.1 million of performing loans and $10.5 million of real estate owned which it could seek to liquidate, BankAtlantic Bancorp’s sources of funds to continue to support BankAtlantic are limited.
     If BankAtlantic Bancorp and BankAtlantic continue to experience losses and BankAtlantic’s capital ratios decline, we may become subject to regulatory actions with respect to BankAtlantic, including the requirement to raise capital, and there is no assurance that at that time BankAtlantic Bancorp would have sufficient funds in order to provide BankAtlantic capital, or that BankAtlantic Bancorp or BankAtlantic would have access to capital or that capital would be available without significant cost or without resulting in significant dilution to BankAtlantic Bancorp’s shareholders.
Continued capital and credit market volatility may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.
     In light of the current challenging economic environment and the desire for BankAtlantic Bancorp to be in a position to provide capital to BankAtlantic, BankAtlantic Bancorp has and will continue to evaluate the advisability of raising additional funds through the issuance of securities. Any such financing could be obtained through additional public offerings, private offerings, in privately negotiated transactions or otherwise. We could also pursue these financings at the BankAtlantic Bancorp level or directly at BankAtlantic or both. Issuances of equity directly at BankAtlantic would dilute BankAtlantic Bancorp’s interest in BankAtlantic. During February 2010, we filed a shelf registration statement with the SEC pursuant to which we may issue up to $75 million of our Class A common stock and/or other securities in the future. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our shareholders bear the risk of future offerings at the BankAtlantic Bancorp level reducing the price of our Class A common stock and future offerings directly at BankAtlantic diluting BankAtlantic Bancorp’s interest in BankAtlantic.

     BankAtlantic’s capital levels at December 31, 2009 exceeded “well capitalized” regulatory capital levels. BankAtlantic Bancorp during the years ended December 31, 2009 and 2008 contributed $105 million and $65 million, respectively, of capital to BankAtlantic and at December 31, 2009 BankAtlantic Bancorp had $14 million of liquid assets. BankAtlantic Bancorp’s ability to contribute additional capital to BankAtlantic will depend on its ability to raise capital in the secondary markets and on its ability to liquidate its portfolio of non-performing loans. The OTS has the right to impose additional capital requirements on banks at its discretion and could impose additional capital requirements on BankAtlantic. Our ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, and our financial condition, results of operations and prospects. The ongoing liquidity crisis and the loss of confidence in financial institutions may make it more difficult or more costly to obtain financing. There is no assurance that such capital will be available to us on acceptable terms or at all. The terms and pricing of any future transaction by BankAtlantic Bancorp or BankAtlantic could result in additional substantial dilution to our existing shareholders and could adversely impact the price of our Class A common stock. If BankAtlantic sustains additional operating losses or if the OTS imposes more stringent capital requirements, there is no assurance that BankAtlantic Bancorp will be able to provide additional capital, if needed, in order for BankAtlantic to meet its capital requirements in future periods.
BankAtlantic Bancorp has deferred interest on its outstanding junior subordinated debentures and anticipates that it will continue to defer this interest for the foreseeable future which could adversely affect its financial condition and liquidity.
     BankAtlantic Bancorp began deferring interest on all of its $294 million of junior subordinated debentures as of March 2009 which resulted in the deferral and accrual of $14.1 million of regularly scheduled quarterly interest payments that would otherwise have been paid during the year ended December 31, 2009. The terms of the junior subordinated debentures allow BankAtlantic Bancorp to defer interest payments for up to 20 consecutive quarterly periods, and BankAtlantic Bancorp anticipates that it will continue to defer such interest for the foreseeable future. During the deferral period, interest continues to accrue on the junior subordinated debentures, as well as on the deferred interest, at the relevant stated coupon rate, and at the end of the deferral period BankAtlantic Bancorp will be required to pay all interest accrued during the deferral period. In the event that BankAtlantic Bancorp elects to defer interest on its junior subordinated debentures for the full 20 consecutive quarterly periods permitted under the terms of the junior subordinated debentures, BankAtlantic Bancorp would owe approximately $72 million of accrued interest as of December 31, 2013 (based on average interest rates applicable at December 31, 2009, which were at historically low interest rate levels). As most of the outstanding junior subordinated debentures bear interest at rates that are indexed to LIBOR, if LIBOR rates increase the interest that would accrue during the deferral period would be significantly higher and likewise increase the amount BankAtlantic Bancorp would owe at the conclusion of the deferral period.
BankAtlantic Bancorp’s cash offers to purchase $230 million of trust preferred securities issued by statutory business trusts formed by BankAtlantic Bancorp may not be consummated.
     During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the cash offer with respect to the approximate $55 million of publicly traded trust preferred securities expired without any such trust preferred securities being repurchased, while the expiration date for the offers relating to the remaining $230 million of trust preferred securities was extended until March 22, 2010. BankAtlantic Bancorp’s ability to complete the offers to purchase $230 million of BankAtlantic Bancorp’s trust preferred securities is contingent upon the completion of a financing transaction sufficient to pay the purchase price, and the receipt of tenders and consents from Holders of the requisite amount of the relevant series of trusts preferred securities. The structure of the ownership of the trust preferred securities (the majority of which are held in pools with the securities of other issuers as collateral for collateralized debt obligations) has made it very difficult to communicate with the beneficial owners or negotiate the repurchase or modification of the terms of the outstanding securities. Accordingly, there is no assurance that BankAtlantic Bancorp will be able to repurchase or redeem any or a significant portion of the trust preferred securities. Further, as noted above, BankAtlantic Bancorp has deferred making interest payments on the trust preferred securities and BankAtlantic Bancorp financial condition would be adversely affected if interest payments on the trust preferred securities were deferred for a prolonged period of time. While BankAtlantic Bancorp anticipates that it will continue to defer interest payments for the foreseeable future, in the event that BankAtlantic Bancorp completes offers to purchase for less than all of its series of trust preferred securities, BankAtlantic Bancorp expects that it may cease the deferral of interest on the series of trust preferred securities which will not be repurchased prior to completing the repurchase of the other series and immediately thereafter once again commence the deferral of interest with respect to all remaining series of trust preferred securities not repurchased. Any issuance of our Class A common stock to raise funds to finance the purchase of any or all of the trust preferred securities subject to these offers could be extremely dilutive to existing shareholders.

Historically BankAtlantic Bancorp has relied on dividends from BankAtlantic to service its debt and pay dividends, but no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future.
     Generally, a financial institution is permitted to make capital distributions without prior OTS approval in an amount equal to its net income for the current calendar year to date, plus retained net income for the previous two years, provided that the financial institution would not become under-capitalized as a result of the distribution. At December 31, 2009, BankAtlantic had a retained net deficit and therefore is required to obtain approval from the OTS in order to make capital distributions to BankAtlantic Bancorp. BankAtlantic does not intend to seek to make any capital distribution for the foreseeable future.
     For a further discussion refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources”.
The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.
     The continued deterioration of economic conditions in the Florida residential real estate market, including the continued decline in median home prices year-over-year in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in a substantial increase in BankAtlantic’s non-performing assets and provision for loan losses over the past three years. The housing industry is in the midst of a substantial and prolonged downturn reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory and increased foreclosure rates. Additionally, the deteriorating condition of the Florida economy and these adverse market conditions have negatively impacted the commercial non-residential real estate market. BankAtlantic’s earnings and financial condition were adversely impacted over the past three years as the majority of its loans are secured by real estate in Florida. We expect that our earnings and financial condition will continue to be unfavorably impacted if market conditions do not improve or deteriorate further in Florida. At December 31, 2009, BankAtlantic’s loan portfolio included $263 million of non-accrual loans concentrated in Florida.
BankAtlantic’s loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us very susceptible to credit losses given the current depressed real estate market.
     Conditions in the United States real estate market have deteriorated significantly beginning in 2007, particularly in Florida, BankAtlantic’s primary lending area. BankAtlantic’s loan portfolio is concentrated in commercial real estate loans (most of which are located in Florida and many of which involve residential land development), residential mortgages (nationwide), and consumer home-equity loans (throughout BankAtlantic’s markets in Florida). BankAtlantic has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2009, BankAtlantic’s loan portfolio included $2.5 billion of loans concentrated in Florida, which represented approximately 62% of its loan portfolio.
     We believe that BankAtlantic’s commercial residential loan portfolio has significant exposure to further declines in the Florida residential real estate market. The “Builder land bank loan” category held by BankAtlantic consists of 7 loans and aggregates $43.7 million of which six loans totaling $42.6 million were on non-accrual as of December 31, 2009. The “Land acquisition and development loan” category held by BankAtlantic consists of 27 loans and aggregates $171.9 million of which ten loans totaling $60.2 million were on non-accrual as of December 31, 2009. The “Land acquisition, development and construction loan” category held by BankAtlantic consists of 6 loans and aggregates $11.3 million of which one loan totaling $3.8 million was on non-accrual as of December 31, 2009.
     In addition to the loans described above, during 2008, the Company formed an asset workout subsidiary which acquired non-performing commercial residential real estate loans from BankAtlantic. The balance of these non-performing loans as of December 31, 2009 was $39.4 million with $14.1 million, $10.4 million and $14.9 million of “builder land bank loans”, “land acquisition and development loans”, and “land acquisition, development and construction loans”, respectively.

     Market conditions have and may in the future result in our commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in residential construction loan delinquencies and non-accrual balances. Additionally, if the current depressed economic environment continues or deteriorates further, collateral values may decline further which likely would result in increased credit losses in these loans.
     Included in the commercial and construction and development real estate loans are approximately $638.4 million of commercial non-residential and commercial land loans. A borrower’s ability to repay these loans is dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space are expected to continue to rise in 2010. Increased vacancies could result in rents falling further over the next several quarters. The combination of these factors could result in further deterioration in real estate market conditions and BankAtlantic may recognize higher credit losses on these loans, which would adversely affect our results of operations and financial condition.
     BankAtlantic’s commercial real estate loan portfolio includes 16 large lending relationships totaling $429.0 million, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $20 million. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where BankAtlantic operates its store network.
     The decline in residential real estate prices and higher unemployment throughout Florida has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in BankAtlantic’s home equity loan portfolio and it does not currently appear that these conditions will improve in the near term. Approximately 76% of the loans in BankAtlantic’s home equity portfolio are residential second mortgages and BankAtlantic experienced higher delinquencies and credit losses in this portfolio during 2009. If current economic conditions do not improve and home prices continue to fall, BankAtlantic may continue to experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that BankAtlantic will be successful in recovering all or any portion of its loan proceeds in the event of a default unless BankAtlantic is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.
An increase in BankAtlantic’s allowance for loan losses will result in reduced earnings.
     As a lender, BankAtlantic is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. BankAtlantic’s management evaluates the collectability of BankAtlantic’s loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:
•	the risk characteristics of various classifications of loans;

•	previous loan loss experience;

•	specific loans that have probable loss potential;

•	delinquency trends;

•	estimated fair value of the collateral;

•	current economic conditions;

•	the views of its regulators; and

•	geographic and industry loan concentrations.

     Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in BankAtlantic’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect BankAtlantic’s ability to estimate the losses which may be incurred in its loan portfolio. If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans or if BankAtlantic perceives adverse trends that require it to significantly increase its allowance for loan losses in the future, our earnings could be significantly and adversely affected.
     Increases in the allowance for loan losses with respect to the loans held by our asset workout subsidiary, or losses in that portfolio which exceed the current allowance assigned to that portfolio, would similarly adversely affect us.
Adverse events in Florida, where BankAtlantic Bancorp business is currently concentrated, could adversely impact our results and future growth.
     BankAtlantic’s business, the location of its stores, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans (and the loans held by BankAtlantic Bancorp asset workout subsidiary) and its home equity loans are primarily concentrated in Florida. As a result, BankAtlantic Bancorp is exposed to geographic risks as increasing unemployment, declines in the housing industry and declines in the real estate market are more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a greater negative impact on our revenues, financial condition and business than on similar institutions in markets outside of Florida. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans and the value of any collateral held by us or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are difficult to predict and may be exacerbated by global climate change.
BankAtlantic’s interest-only residential loans expose it to greater credit risks.
     Approximately $776 million of BankAtlantic’s purchased residential loan portfolio consists of interest-only loans which represent approximately 50% of the total purchased residential loan portfolio. While these loans are not considered sub-prime or negative amortizing loans, they are loans with reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages which also increase our exposure to loss.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
     At December 31, 2009 and 2008, BankAtlantic Bancorp’s consolidated nonperforming loans totaled $331 million and $287.4 million, or 8.96% and 6.65% of its loan portfolio, respectively. At December 31, 2009 and 2008, BankAtlantic Bancorp’s consolidated nonperforming assets (which include nonperforming loans and foreclosed real estate) were $379.7 million and $307.9 million, or 7.88% and 5.30% of our total assets, respectively. In addition, the Company had, on a consolidated basis, approximately $72.9 million and $95.3 million in accruing loans that were 30-89 days delinquent at December 31, 2009 and 2008, respectively. BankAtlantic Bancorp’s consolidated nonperforming assets adversely affect our net income in various ways. Until economic and real estate market conditions improve, particularly in Florida but also nationally, we expect to continue to incur additional losses relating to an increase in nonperforming loans and nonperforming assets. BankAtlantic Bancorp does not record interest income on nonperforming loans or real estate owned. When BankAtlantic Bancorp receives the collateral in foreclosures or similar proceedings, BankAtlantic Bancorp is required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us which often results in an additional loss. These loans and real estate owned also increase our risk profile, and increases in the level of nonperforming loans and nonperforming assets could impact our regulators’ view of appropriate capital levels in light of such risks. While BankAtlantic Bancorp seeks to manage its problem assets through loan sales, workouts, restructurings and other alternatives, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities.

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
     Changes in interest rates can have differing effects on BankAtlantic’s net interest income. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, there is no assurance that BankAtlantic will be successful in doing so.
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

     BankAtlantic uses a computer model using standard industry software to assist it in its efforts to quantify BankAtlantic’s interest rate risk. The model measures the potential impact of gradual and abrupt changes in interest rates on BankAtlantic’s net interest income. While management would attempt to respond to the projected impact on net interest income, there is no assurance that management’s efforts will be successful.
BankAtlantic obtains a significant portion of its non-interest income through service charges on core deposit accounts, and recent legislation designed to limit service charges could reduce our fee income.
     BankAtlantic’s deposit account growth has generated a substantial amount of service charge income. The largest component of this service charge income is overdraft fees. Changes in banking regulations, in particular the Federal Reserve’s new rules prohibiting banks from automatically enrolling customers in overdraft protection programs which will become effective July 1, 2010, may have a significant adverse impact on BankAtlantic’s service charge income and overall results. Additionally, changes in customer behavior as well as increased competition from other financial institutions could result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. Further, the downturn in the Florida economy could result in the inability to collect overdraft fees. A reduction in deposit account fee income could have an adverse impact on our earnings.
The cost and outcome of pending legal proceedings may impact our results of operations.
     BankAtlantic Bancorp, BankAtlantic and their subsidiaries are currently parties in ongoing litigation and legal proceedings which have resulted in a significant increase in non-interest expense relating to legal and other professional fees. Pending proceedings include class action securities litigation and an SEC investigation as well as litigation arising out of our banking operations, including workouts and foreclosures, potential class actions by customers relating to their accounts and service and overdraft fees and legal proceedings associated with our tax certificate business and relationships with third party tax certificate ventures. While we believe that we have meritorious defenses in these proceedings and that the outcomes should not materially impact us, we anticipate continued elevated legal and related costs as parties to the actions and the ultimate outcomes of the matters are uncertain.
BankAtlantic has significantly reduced operating expenses over the past three years and BankAtlantic may not be able to continue to reduce expenses without adversely impacting its operations.
     BankAtlantic’s operating expenses have declined from $313.9 million for the year ended December 31, 2007 to $258.8 million for the year ended December 31, 2009. BankAtlantic reorganized its operations during this period and significantly reduced operating expenses while focusing on its core businesses and seeking to maintain quality customer service. While management is focused on reducing overall expenses, there is no assurance that BankAtlantic will be successful in efforts to further reduce expenses or that the current expense reductions can be maintained in the current environment. BankAtlantic’s inability to reduce or maintain its current expense structure may have an adverse impact on our results.
Deposit insurance premium assessments may increase substantially, which would adversely affect expenses.
     BankAtlantic’s FDIC deposit insurance expense for the year ended December 31, 2009 was $11.0 million, including a $2.4 million special assessment. In September 2009, the FDIC issued a rule requiring institutions to prepay their insurance premiums for all of 2010, 2011 and 2012, and increased annual insurance rates uniformly by three basis points in 2011. BankAtlantic’s prepaid insurance assessment was $31.3 million at December 31, 2009. If the economy worsens and the number of bank failures significantly increase or if the FDIC otherwise determines that action is necessary, BankAtlantic may be required to pay additional FDIC specific assessments or incur increased annual insurance rates which would increase our expenses and adversely impact our results.
Further reductions in BankAtlantic’s assets may adversely affect our earnings and/or operations.
     BankAtlantic has reduced its assets and repaid borrowings in order to improve its liquidity and regulatory capital ratios. The reduction of earning asset balances has reduced our net interest income. BankAtlantic Bancorp consolidated net interest income was $193.6 million for the year ended December 31, 2008 and $163.3 million for the year ended December 31, 2009. The reduction in net interest income from earning asset reductions has previously been offset by lower operating expenses in prior periods. BankAtlantic Bancorp abilities to further reduce expenses without adversely affecting our operations may be limited and as a result further reductions in BankAtlantic Bancorp consolidated earning asset balances in future periods, may adversely affect earnings and/or operations.

Adverse market conditions have affected and may continue to affect the financial services industry as well as our business and results of operations.
     Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing market and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments at all financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions including BankAtlantic. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition and results of operations. Further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on BankAtlantic and others in the financial services industry. In particular, we may face the following risks in connection with these events:
•	BankAtlantic’s borrowers may be unable to make timely repayments of their loans, or the value of real estate collateral securing the payment of such loans may continue to decrease which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which would increase levels of non-performing loans resulting in significant credit losses, and increased expenses and could have a material adverse effect on our operating results.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions or government entities.

•	Increased regulation of the industry may increase costs, decrease fee income and limit BankAtlantic’s activities and operations.

•	Increased competition among financial services companies based on the recent consolidation of competing financial institutions and the conversion of investment banks into bank holding companies, may adversely affect BankAtlantic’s ability to competitively market its products and services.

•	BankAtlantic may be required to pay significantly higher FDIC deposit premiums and assessments.

•	Continued asset valuation declines could adversely impact our credit losses and result in additional impairments of goodwill and other assets.
Legislative and regulatory actions taken now or in the future may have a significant adverse effect on our financial statements.
     During 2009, the U.S. Treasury implemented various initiatives in response to the financial crises affecting the banking system and financial markets. These initiatives include the U.S. Treasury’s Capital Purchase Program (the “CPP”), the guarantee of certain financial institution indebtedness, purchasing certain legacy loans and assets from financial institutions, the purchase of mortgage securitizations, homeowner relief that encourages loan restructuring and modification, the establishment of significant liquidity and credit facilities for financial institutions and investment banks, the lowering of the federal funds rate, emergency action against short selling practices, a temporary guaranty program for money market funds, the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers, coordinated international efforts to address illiquidity and other weaknesses in the banking sector and other programs being developed. There can be no assurance as to the actual impact that the initiatives that have been adopted or may be adopted in the future will have on the financial markets. The initiatives could have a material and adverse affect on BankAtlantic’s business, financial condition, results of operations and access to credit.

     Further, recent events in the financial services industry and, more generally, in the financial markets and the economy, have led to various proposals for changes in the regulation of the financial services industry. Earlier in 2009, legislation proposing significant structural reforms to the financial services industry was introduced in the U.S. Congress. Among other things, the legislation proposes the establishment of a Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. Additional legislative proposals call for heightened scrutiny and regulation of any financial firm whose combination of size, leverage, and interconnectedness could, if it failed, pose a threat to the country’s financial stability, including the power to restrict the activities of such firms and even require the break-up of such firms at the behest of the relevant regulator. New rules have also been proposed for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization.
     Other recent initiatives also include:
•	The Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations and the FDIC’s proposed rules tying employee compensation to assessments for deposit insurance;

•	Proposals to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home;

•	Proposed legislation concerning the comprehensive regulation of the “over-the-counter” derivatives market, including robust and comprehensive prudential supervision (including strict capital and margin requirements) for all “over-the-counter” derivative dealers and major market participants and central clearing of standardized “over-the-counter” derivatives; and

•	Proposal which would prohibit banks and bank holding companies from engaging in proprietary trading or owning, investing or sponsoring a hedge fund or private equity fund.
     The proposed legislation contains several provisions that would have a direct impact on us. Under the proposed legislation, the federal savings association charter would be eliminated and the Office of Thrift Supervision would be consolidated with the Comptroller of the Currency into a new regulator, the National Bank Supervisor. The proposed legislation would also require BankAtlantic to convert to a national bank.
     While there can be no assurance that any or all of the proposed regulatory or legislative changes will ultimately be adopted, these changes or any future changes, if enacted or adopted, may impact our business activities, require us to change certain of our business practices, materially affect our business model or affect retention of key personnel, and could expose us to additional costs (including increased compliance costs). These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business and operations.
     There can be no assurance as to the actual impact that the initiatives that have been adopted or may be adopted in the future will have on banks or the financial markets. These government initiatives could potentially have a material and adverse affect on BankAtlantic’s business, financial condition, results of operations and access to credit.
BankAtlantic Bancorp and BankAtlantic are each subject to significant regulation and BankAtlantic Bancorp’s activities and the activities of BankAtlantic Bancorp’s subsidiaries, including BankAtlantic, are subject to regulatory requirements that could have a material adverse effect on BankAtlantic Bancorp’s business.
     The banking industry is an industry subject to multiple layers of regulation. Failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans and/or limitations on dividend payments. As a holding company, BankAtlantic Bancorp is also subject to significant regulation. For a description of the primary regulations applicable to BankAtlantic and BankAtlantic Bancorp, see “Regulations and Supervision”. Changes in the regulation or capital requirements associated with holding companies generally or BankAtlantic Bancorp in particular could also have an adverse impact on our business and operating results.

     BankAtlantic Bancorp is a “grandfathered” unitary savings and loan holding company and has broad authority to engage in various types of business activities. The OTS can prevent BankAtlantic Bancorp from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of BankAtlantic. The OTS can also:
•	prohibit the payment of dividends by BankAtlantic to BankAtlantic Bancorp;

•	limit transactions between BankAtlantic Bancorp, BankAtlantic and the subsidiaries or affiliates of either;

•	limit BankAtlantic Bancorp’s activities and the activities of BankAtlantic; or

•	Impose capital requirements on BankAtlantic Bancorp or additional capital requirements on BankAtlantic.
     Unlike bank holding companies, as a unitary savings and loan holding company BankAtlantic Bancorp has not historically been subject to capital requirements. However, the OTS has indicated that it may, in the future, impose capital requirements on savings and loan holding companies. In addition, as noted above, the current administration has proposed legislation which would, among other things, eliminate the status of “savings and loan holding company” and require BankAtlantic Bancorp to register as a bank holding company, which would subject BankAtlantic Bancorp to regulatory capital requirements. Further, the OTS or other regulatory bodies having authority over BankAtlantic Bancorp in the future may adopt regulations in the future that would affect the Company’s operations, including BankAtlantic Bancorp’s ability to pay dividends or to engage in certain transactions or activities. See “Regulation and Supervision — Holding Company.”
BankAtlantic is subject to liquidity risk as its loans are funded by its deposits.
     Like all financial institutions, BankAtlantic’s assets are primarily funded through its customer deposits and changes in interest rates, availability of alternative investment opportunities, a loss of confidence in financial institutions in general or BankAtlantic in particular, and other factors may make deposit gathering more difficult. If BankAtlantic experiences decreases in deposit levels, it may need to increase its borrowings or liquidate a portion of its assets which may not be readily saleable. Additionally, interest rate changes or further disruptions in the capital markets may make the terms of borrowings and deposits less favorable. For a further discussion on liquidity, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”
Our loan portfolio subjects BankAtlantic Bancorp to high levels of credit and counterparty risk.
     BankAtlantic is exposed to the risk that its borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit, and financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, we seek to establish policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk.
     BankAtlantic reviews the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party, however, such limits may not have the effect of adequately limiting credit exposure. In addition, when deciding whether to extend credit or enter into other transactions with customers and counterparties, we often rely on information furnished to us by such customers and counterparties, including financial statements and other financial information, and representations of the customers and counterparties that relates to the accuracy and completeness of the information. While we take all actions we deem necessary to ensure the accuracy of the information provided to us, there is no assurance that all information provided to us will be accurate or that we will successfully identify all information needed to fully assess the risk which may expose us to increased credit risk and counterparty risk.
     BankAtlantic also enters into participation agreements with or acquires participation interests from other lenders to limit its credit risk, but will continue to be subject to risks with respect to its interest in the loan, as well as not being in a position to make independent determinations with respect to its interest. Further, the majority of BankAtlantic’s residential loans are serviced by others. The servicing agreements may restrict BankAtlantic’s ability to initiate work-out and modification arrangements with borrowers which could adversely impact BankAtlantic’s ability to minimize losses on non-performing loans.

     BankAtlantic Bancorp is also exposed to credit and counterparty risks with respect to loans held in its asset workout subsidiary.
BankAtlantic Bancorp is controlled by BFC Financial Corporation and its controlling shareholders and this control position may adversely affect the market price of BankAtlantic Bancorp’s Class A common stock.
     As of December 31, 2009, BFC owned all of BankAtlantic Bancorp’s issued and outstanding Class B common stock and 17,333,428 shares, or approximately 35.9%, of BankAtlantic Bancorp’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 66% of BankAtlantic Bancorp’s total voting power. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own shares of BFC’s Class A and Class B common stock representing approximately 71.6% of BFC’s total voting power. BankAtlantic Bancorp’s Class A common stock and Class B common stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control BankAtlantic Bancorp, elect BankAtlantic Bancorp’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of BankAtlantic Bancorp’s Class A common stock vote as a separate class. This control position may have an adverse effect on the market price of BankAtlantic Bancorp’s Class A common stock.
BFC can reduce its economic interest in us and still maintain voting control.
     BankAtlantic Bancorp’s Class A common stock and Class B common stock generally vote together as a single class, with BankAtlantic Bancorp Class A common stock possessing a fixed 53% of the aggregate voting power of all of BankAtlantic Bancorp common stock and BankAtlantic Bancorp Class B common stock possessing a fixed 47% of such aggregate voting power. BankAtlantic Bancorp Class B common stock currently represents approximately 2% of our common equity and 47% of the total voting power. As a result, the voting power of BankAtlantic Bancorp Class B common stock does not bear a direct relationship to the economic interest represented by the shares. Any issuance of shares of BankAtlantic Bancorp Class A common stock will further dilute the relative economic interest of BankAtlantic Bancorp Class B common stock, but will not decrease the voting power represented by its Class B common stock. Further, BankAtlantic Bancorp’s Restated Articles of Incorporation provide that these relative voting percentages will remain fixed until such time as BFC and its affiliates own less than 487,613 shares of BankAtlantic Bancorp Class B common stock, which is approximately 50% of the number of shares of BankAtlantic Bancorp Class B common stock that BFC now owns, even if additional shares of BankAtlantic Bancorp Class A common stock are issued. Therefore, BFC may sell up to approximately 50% of its shares of BankAtlantic Bancorp Class B common stock (after converting those shares to Class A common stock), and significantly reduce its economic interest in BankAtlantic Bancorp, while still maintaining its voting power. If BFC were to take this action, it would widen the disparity between the equity interest represented by BankAtlantic Bancorp Class B common stock and its voting power. Any conversion of shares of BankAtlantic Bancorp Class B common stock into shares of BankAtlantic Bancorp Class A common stock would further dilute the voting interests of the holders of BankAtlantic Bancorp Class A common stock.
Provisions in BankAtlantic Bancorp charter documents may make it difficult for a third party to acquire BankAtlantic Bancorp and could depress the price of its Class A Common Stock.
     BankAtlantic Bancorp Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BankAtlantic Bancorp Class A common stock. These provisions include:
•	the provisions in BankAtlantic Bancorp Restated Articles of Incorporation regarding the voting rights of BankAtlantic Bancorp Class B common stock;

•	the authority of BankAtlantic Bancorp board of directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without additional shareholder approval;

•	the division of BankAtlantic Bancorp board of directors into three classes of directors with three-year staggered terms; and

•	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

A sustained decline in BankAtlantic Bancorp’s Class A common stock price may result in the delisting of its Class A common stock from the New York Stock Exchange.
     BankAtlantic Bancorp’s Class A common stock currently trades on the New York Stock Exchange. Like many other companies involved in the financial services industry, the trading price of BankAtlantic Bancorp’s Class A common stock has experienced a substantial decline. A listed company would be deemed to be below compliance with the continued listing standards of the New York Stock Exchange if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or the listed company’s average market capitalization was less than $15 million over a consecutive 30 trading day period. As of February 25, 2010, the average market price of BankAtlantic Bancorp’s Class A common stock over the prior 30 trading day period was $1.41, and BankAtlantic Bancorp’s average market capitalization over that period was $69.3 million. However, the market price of BankAtlantic Bancorp’s Class A common stock is subject to significant volatility and there is no assurance that it will not decrease in the future so as to cause BankAtlantic Bancorp not to comply with the New York Stock Exchange’s requirement for continued listing.
     If BankAtlantic Bancorp does not meet the requirements for continued listing, then BankAtlantic Bancorp’s Class A common stock will be delisted from the New York Stock Exchange. In such case, BankAtlantic Bancorp would attempt to cause its Class A common stock to be eligible for quotation on the OTC Bulletin Board. However, in such event, the trading price of BankAtlantic Bancorp’s Class A common stock would likely be adversely impacted, it may become more difficult for the holders of BankAtlantic Bancorp’s Class A common stock to sell or purchase shares of BankAtlantic Bancorp’s Class A common stock, and it may become more difficult for BankAtlantic Bancorp to raise capital, which could materially and adversely impact our business, prospects, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None

ITEM 2. PROPERTIES
     The principal and executive offices of BFC, Woodbridge and BankAtlantic are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309. In May 2008, BFC and BFC Shared Service Corporation (“BFC Shared Service”), a wholly-owned subsidiary of BFC, entered into office lease agreements with BankAtlantic for office space in BankAtlantic’s corporate headquarters which is owned by BankAtlantic. Also, in May 2008, BFC entered into an office sub-lease agreement with Woodbridge pursuant to which Woodbridge leases from BFC office space in BankAtlantic’s corporate headquarters.
     We own an office building located at 2200 West Cypress Creek Road, Fort Lauderdale, Florida 33309. Two floors of this office building were previously leased to a third party pursuant to a lease which expired in March 2010. The tenant has opted not to renew the lease and has vacated the space. We will continue to seek to sell the building or lease the vacant space available at this office building to third parties, including to affiliates. In addition to Woodbridge’s properties used for offices, we additionally own commercial space in Florida that is leased to third parties. Because of the nature of Woodbridge’s real estate operations, significant amounts of property are held as inventory and property and equipment in the ordinary course of business.
     Bluegreen’s principal executive office is located in Boca Raton, Florida in approximately 158,838 square feet of leased space. At December 31, 2009, Bluegreen also maintained sales offices at 21 of its resorts. In addition, Bluegreen maintains four regional sales/administrative offices for its Communities division.
     The following table sets forth BankAtlantic owned and leased stores by region at December 31, 2009:

	Miami -		Palm	Tampa
	Dade	Broward	Beach	Bay
Owned full-service stores	9	13	25	7
Leased full-service stores	11	11	5	5
Ground leased full-service stores (1)	3	3	1	7

Total full-service stores	23	27	31	19

Lease expiration dates	2010-2018	2010-2015	2011-2014	2010-2023

Ground lease expiration dates	2026-2027	2017-2072	2026	2026-2032

(1)	Stores in which BankAtlantic owns the building and leases the land.
     The following table sets forth BankAtlantic leased drive-through facilities and leased back-office facilities by region at December 31, 2009:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Leased drive-through facilities	1	2	—	—	—

Leased drive through expiration dates	2010	2011-2014	—	—	—

Leased back-office facilities	—	—	—	2	1

Leased back-office expiration dates	—	—	—	2014	2013

     As of December 31, 2009, BankAtlantic was seeking to sublease or terminate eight operating leases and was a party under two ground leases for the construction of new stores. BankAtlantic also has six parcels of land held for sale with an estimated market value of $6.0 million.

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Executed leases for new stores	—	1	1	—	—

Executed lease expiration dates	—	2030	2028	—	—

Executed leases held for sublease	—	1	—	5	2

Executed lease expiration dates	—	2013	—	2010-2048	2028-2029

Land held for sale	—	—	1	1	4

ITEM 3. LEGAL PROCEEDINGS
BFC and its Wholly Owned Subsidiaries
     Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. As of the date of this filing, one Dissenting Holder which held approximately 400,000 shares of Woodbridge’s Class A Common Stock had withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Woodbridge is currently in litigation in connection with the Dissenting Holders appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital which is reflected in our consolidated financial statements representing in the aggregate Woodbridge’s offer to the Dissenting Holders. There is no assurance as to the amount of the cash payment that will be required to be made to the Dissenting Holders, which amount may exceed the $4.6 million that we have accrued related to this matter.
National Bank of South Carolina v. Core Communities of South Carolina, LLC, et al., South Carolina Court of Common Pleas, Fourteenth Judicial Circuit
     On January 13, 2010, National Bank of South Carolina filed a complaint with the South Carolina Court of Common Pleas, Fourteenth Judicial Circuit, to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral under a note and mortgage executed and delivered by Core Communities of South Carolina in favor of the lender. With Core’s concurrence, the property was subsequently placed under the control of a receiver appointed by the court. Core is secondarily liable to the lender as a guarantor but is not currently a party to the action.
In re: Levitt and Sons, LLC, et al., No. 07-19845-BKC-RBR, U.S. Bankruptcy Court Southern District of Florida
     On November 9, 2007, Levitt and Sons and the Debtors (“the Debtors”) filed voluntary petitions for relief under the Chapter 11 Cases in the Bankruptcy Court. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. On November 27, 2007, the Office of the United States Trustee (the “U.S. Trustee), appointed an official committee of unsecured creditors in the Chapter 11 Cases (the “Creditors’ Committee”). On January 22, 2008, the U.S. Trustee appointed a Joint Home Purchase Deposit Creditors Committee of Creditors Holding Unsecured Claims (the “Deposit Holders Committee”, and together with the Creditors Committee, the “Committees”) The Committees have a right to appear and be heard in the Chapter 11 Cases.
     In 2008, the Debtors asserted certain claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses incurred at Levitt and Sons in prior periods. However, on June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee entered into an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court.

     As previously reported, on February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time, payment was made in accordance with the terms and conditions of the Settlement Agreement.
Robert D. Dance, individually and on behalf of all others similarly situated v. Woodbridge Holdings Corp. (formerly known as Levitt Corp.), Alan B. Levan, and George P. Scanlon, Case No. 08-60111-Civ-Graham/O’Sullivan, Southern District of Florida
     On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of our securities against us and certain of our officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of our securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning our financial results, prospects and condition.
Westchester Fire Insurance Company vs. City of Brooksville, United States District Court, Middle District of Florida, Tampa Division, Case No. 8:09 CV 00062-T23 TBM
     This litigation arises from a dispute regarding liability under two performance bonds issued in connection with a plat issued by the City of Brooksville for a single family housing project that was not commenced and was abandoned prior to the bankruptcy of Levitt and Sons. Although the property was deeded over to the lender as part of the bankruptcy, Levitt’s parent company was a guarantor on the bonds. The City of Brooksville contends that, notwithstanding that the single family project was never commenced for which utilities were to be provided, it has a right to collect the cash sum of the bonds in the amount of approximately $5.4 million. Following Levitt and Son’s failure, Key Bank acquired the property and conveyed it to a buyer who negotiated a new agreement eliminating any requirement for completing the planned utilities. Nonetheless, the City continued to assert rights against the bonds. Woodbridge has fully secured the obligations of the surety under the bonds and will be liable if the City’s position is found to be correct.
Bluegreen Corporation
Kelly Fair Labor Standards Act Lawsuit
     In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought a lawsuit on July 28, 2008 in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by Bluegreen as sales associates and compensated on a commission-only basis. Plaintiffs alleged that Bluegreen violated the Fair Labor Standards Act (“FLSA”) and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and were entitled to minimum wage and overtime pay consistent with the FLSA. On July 10, 2009, the parties settled the case and Bluegreen agreed to pay approximately $1.5 million (including attorney’s fees and costs) without admitting any wrongdoing. As of December 31, 2009, the settlement was paid and the case dismissed.

Pennsylvania Attorney General Lawsuit
     On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit seeks civil penalties against Bluegreen and restitution on behalf of Pennsylvania consumers who may have suffered losses as a result of the alleged unlawful sales and marketing methods and practices. The lawsuit does not seek to permanently restrain Bluegreen or any of its affiliates from doing business in the Commonwealth of Pennsylvania. The parties have reached settlement on this matter and on March 15, 2010 Bluegreen signed a consent petition and forwarded it to the Attorney General’s office for counter-signature and filing with the appropriate court offices. As of December 31, 2009, Bluegreen had accrued $225,000 in connection with anticipated payments to resolve this matter.
Destin, Florida Deposit Dispute Lawsuit
     In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.,; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both Bluegreen and the seller have brought cross-claims for breach of the underlying purchase and sale contract. The seller alleges Bluegreen failed to perform under the terms of the purchase and sale contract and alleges fraud. Bluegreen maintains that its decision not to close on the purchase of the subject real property was in accordance with the terms of the purchase and sale contract and therefore Bluegreen is entitled to a return of the full escrow deposit.
Mountain Lakes Mineral Rights
     Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. As a result of this decision, no damages or attorneys’ fees are owed to the plaintiffs. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. No information is available as to when the Texas Supreme Court will render a decision as to whether or not it will take the appeal.

     Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of home sites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation described above as well as in Cause No. 067-223662-07, Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al., in the 67th Judicial District Court of Tarrant County, Texas. This case has been settled and the $3.4 million that was accrued related to this matter as of December 31, 2009 was paid in March of 2010. Additional claims may be pursued in the future in connection with these matters, but it is not possible at this time to estimate the likelihood of loss.
Marshall, et al. Lawsuit regarding Community Amenities
     On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v. Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs brought suit against Bluegreen alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision Bluegreen developed in Montgomery County, Texas. More specifically, the Plaintiffs allege misrepresentation concerning the usability of the lakes within the community for fishing and sporting and the general level of quality at which the community would be developed and thereafter maintained. The lawsuit seeks material damages and the estimated cost to remediate the lake is $500,000. Bluegreen intends to vigorously defend the lawsuit.
Schwarz, et al. Lawsuit regarding Community Amenities
     On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, Plaintiffs brought suit against Bluegreen alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. Plaintiff subsequently withdrew the fraud and misrepresentation counts and replaced them with a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, Plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action representing more than 100 persons who were harmed by the alleged racketeering activities in a similar manner as Plaintiffs. No decision has yet been made by the Court as to whether a class will be certified. Bluegreen denies the allegations and intends to vigorously defend the lawsuit.
     In the ordinary course of Bluegreen’s business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale or financing of VOIs and real estate. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.
BankAtlantic Bancorp
In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
     On October 29, 2007, Joseph C. Hubbard filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and four of its current or former officers. The Defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.

D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida
     On July 2, 2008, D.W. Hugo filed a purported class action which was brought as a derivative action on behalf of BankAtlantic Bancorp pursuant to Florida laws in the United States District Court, Southern District of Florida against BankAtlantic Bancorp and the above listed officers and directors. The Complaint alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of BankAtlantic Bancorp.
     On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
Wilmine Almonor, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., Steven M. Coldren, Mary E. Ginestra, Willis N. Holcombe, Jarett S. Levan, John E. Abdo, David A. Lieberman, Charlie C. Winningham II, D. Keith Cobb, Bruno L. DiGiulian, Alan B. Levan, James A. White, the Security Plus Plan Committee, and Unknown Fiduciary Defendants 1-50, No. 0:07-cv-61862- DMM, United States District Court, Southern District of Florida.
     On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and the above-listed officers, directors, employees, and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, BankAtlantic Bancorp and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in BankAtlantic Bancorp’s Class A common stock in light of the facts alleged in the Hubbard securities lawsuit. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. On February 18, 2009, the Plaintiff filed a Second Amended Complaint, which, for the first time, identified by name the following additional Defendants that Plaintiff had previously attempted to identify by position: Anne B. Chervony, Lewis F. Sarrica, Susan D. McGregor, Jeff Callan, Patricia Lefebvre, Jeffrey Mindling, Tim Watson, Gino Martone, Jose Valle, Juan Carlos Ortigosa, Gerry Lachnicht, Victoria Bloomenfeld, Rita McManus, and Kathleen Youlden.
     On July 14, 2009, the Court granted in part Defendants’ motion to dismiss the Second Amended Complaint, dismissing the following individual Defendants from Count II: Lewis Sarrica, Susan McGregor, Patricia Lefebvre, Jeffrey Mindling and Gerry Lachnicht. On July 28, 2009, the Court denied Plaintiff’s motion for class certification. On January 13, 2010, the Court ruled that the Plaintiff’s status as a Plan representative threatens the interests of the Plan, and in turn other Plan participants, and threatens the integrity of the judicial process. The court denied the Plaintiff’s request to proceed as a Plan representative and accordingly, the case is currently proceeding solely on the basis of the Plaintiff’s individual claim. BankAtlantic Bancorp believes the claim to be without merit and intends to vigorously defend the action.
SEC Investigation
     BankAtlantic Bancorp has received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, BankAtlantic Bancorp’s recently formed asset workout subsidiary and any purchases or sales of BankAtlantic Bancorp’s common stock by officers or directors of BankAtlantic Bancorp. Various current and former employees have also received subpoenas for documents and testimony. BankAtlantic Bancorp is fully cooperating with the SEC.

Lashelle Farrington, individually and on behalf of all others similarly situated, v. BankAtlantic, a Federal Savings Bank, Case No. 09-006210 (11), in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.
     The original Farrington complaint was filed on February 2, 2009 against BankAtlantic and several of BankAtlantic’s affiliates (namely, BA Financial Services, LLC, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and Joe Does 1-10), and the Plaintiff subsequently amended the complaint to drop the non-BankAtlantic defendants. The Amended Complaint alleges that BankAtlantic breached its Personal Account Depositor’s Agreement by charging overdraft fees for certain debit card purchases when the customer allegedly had sufficient funds in her account at the time that the items were paid even though the account was overdrawn at the close of business. The Plaintiff seeks to establish a class comprised of all persons or entities with accounts that incurred these allegedly improper overdraft fees on debit card transactions in the previous 5 years. The Plaintiff has not yet moved to certify a class. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the action
Joel and Elizabeth Rothman, on behalf of themselves and all persons similarly situated vs. BankAtlantic, Case No. 09-059341 (07), Circuit Court of the 17th Judicial Circuit for Broward County, Florida.
     On November 2, 2009, Joel and Elizabeth Rothman filed a purported class action against BankAtlantic in Florida state court. The Complaint asserts claims for breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, conversion, and usury. Each of these counts is related to BankAtlantic’s collection of overdraft fees. The Complaint alleges that BankAtlantic failed to adequately warn its customers about overdrafts, failed to give its customers the ability to opt out of an automatic overdraft protection program and improperly manipulated debit card transactions. The Plaintiffs seek to represent three classes of BankAtlantic customers in the State of Florida who were assessed overdraft fees. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the action.
     In the ordinary course of business, the Company and its subsidiaries are also parties to lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates activities and real estate activities. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. Although the Company believes it has meritorious defenses in the pending legal actions and that the outcomes of these pending legal matters should not materially impact us, the ultimate outcomes of these matters are uncertain.
ITEM 4. REMOVED AND RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:
•	Each share of Class A Common Stock is entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 500,000, the fixed voting percentages will be eliminated.

•	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.
     In addition to any other approval required by Florida law, the foregoing voting structure may not be amended without the approval of holders of a majority of the outstanding shares of the Company’s Class B Common Stock, voting as a separate class.
Market Information
     Since, December 9, 2008, our Class A Common Stock has been quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the ticker symbol “BFCF.PK.” Prior to that time, our Class A Common Stock traded on NYSE Arca (after the previously trading on the NASDAQ National Market). Our Class B Common Stock is quoted on the OTC Bulletin Board under the symbol “BFCFB.OB.”
     The following table sets forth, for the indicated periods, (i) the high and low trading prices for our Class A Common Stock as reported by NYSE Arca from January 1, 2008 through December 8, 2008 and as quoted on the Pink Sheets from December 9, 2008 through December 31, 2009 and (ii) the high and low trading prices for our Class B Common Stock as reported by the National Association of Securities Dealers Automated Quotation System. The over-the-counter stock prices do not include retail mark-ups, mark-downs or commissions.

Class A Common Stock:	High	Low
2008
First Quarter	$1.56	$0.50
Second Quarter	1.26	0.57
Third Quarter	1.04	0.45
Fourth Quarter	0.68	0.12
2009
First Quarter	$0.32	$0.06
Second Quarter	0.51	0.16
Third Quarter	0.70	0.26
Fourth Quarter	0.74	0.31

Class B Common Stock:	High	Low
2008
First Quarter	$1.50	$1.08
Second Quarter	1.20	0.65
Third Quarter	0.75	0.52
Fourth Quarter	0.55	0.25
2009
First Quarter	$0.25	$0.25
Second Quarter	0.51	0.25
Third Quarter	0.40	0.30
Fourth Quarter	1.24	0.31
Holders
     On March 26, 2010, there were approximately 684 record holders of our Class A Common Stock and approximately 452 record holders of our Class B Common Stock.
Dividends
     While there are no restrictions on our payment of cash dividends we have never paid cash dividends on our common stock.
     There are restrictions on the payment of dividends by BankAtlantic to BankAtlantic Bancorp and in certain circumstances on the payment of dividends by BankAtlantic Bancorp to holders of its common stock, including BFC. BankAtlantic Bancorp does not expect to receive dividend payments from BankAtlantic, and BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock due to its decision to defer interest payments on its junior subordinated debentures. See Financial Services Risk Factors and Financial Services — Regulation and Supervision — “Limitation on Capital Distributions” and Note 23 of the “Notes to Consolidated Financial Statements” for additional information.
Issuer Purchases of Equity Securities
     On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. In 2008, we repurchased 100,000 shares of Class A Common Stock at an aggregate cost of $54,000 under the prior program. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA
     The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2005 through 2009. Certain selected financial data presented below is derived from our consolidated financial statements. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto which are included elsewhere in this report.
(Dollars in thousands, except for per share data)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data (e):
Revenues
Real Estate and Other	$39,726	16,870	415,881	573,574	564,697
Financial Services	354,087	449,571	520,793	507,746	445,537

	393,813	466,441	936,674	1,081,320	1,010,234

Costs and Expenses
Real Estate and Other	206,892	76,470	711,073	617,211	507,948
Financial Services	573,467	634,970	579,458	474,311	381,916

	780,359	711,440	1,290,531	1,091,522	889,864

Gain on bargain purchase of Bluegreen	183,138	—	—	—	—
Gain on settlement of investment in Woodbridge’s subsidiary	29,679	—	—	—	—
Equity in earnings from unconsolidated affiliates	33,381	15,064	12,724	10,935	13,404
Impairment of unconsolidated affiliates	(31,181)	(96,579)	—	—	—
Investments gains (losses), interest and other income	19,549	(5,722)	17,183	11,479	13,033

(Loss) income from continuing operations before income taxes	(151,980)	(332,236)	(323,950)	12,212	146,807
(Benefit) provision for income taxes	(67,218)	15,763	(70,246)	(516)	59,672

(Loss) income from continuing operations	(84,762)	(347,999)	(253,704)	12,728	87,135
Discontinued operations, net of income tax	(11,931)	19,388	8,799	(10,554)	17,926
Extraordinary gain, net of income tax	—	9,145	2,403	—	—

Net (loss) income	(96,693)	(319,466)	(242,502)	2,174	105,061
Less: Net (loss) income attributable to noncontrolling interests	(122,414)	(260,567)	(212,043)	4,395	92,287

Net income (loss) attributable to BFC	25,721	(58,899)	(30,459)	(2,221)	12,774
Preferred Stock dividends	(750)	(750)	(750)	(750)	(750)

Net income (loss) allocable to common stock	$24,971	(59,649)	(31,209)	(2,971)	12,024

Common Share Data (a), (b), (c)
Basic earnings (loss) per share of common stock from:
continuing operations	$0.68	(1.63)	(0.90)	(0.04)	0.24
discontinued operations	(0.24)	0.11	0.03	(0.05)	0.18
extraordinary items	—	0.20	0.06	—	—

Basic earnings (loss) per share of common stock	$0.44	(1.32)	(0.81)	(0.09)	0.42

Diluted earnings (loss) per share of common stock from:
continuing operations	$0.68	(1.63)	(0.90)	(0.05)	0.22
discontinued operations	(0.24)	0.11	0.03	(0.05)	0.15
extraordinary items	—	0.20	0.06	—	—

Diluted earnings (loss) per share of common stock	$0.44	(1.32)	(0.81)	(0.10)	0.37

Basic weighted average number of common shares outstanding	57,235	45,097	38,778	33,249	28,952
Diluted weighted average number of common shares outstanding	57,235	45,097	38,778	33,249	31,219

Item 6. Selected Financial Data — continued
(Dollars in thousands)

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet (at period end)
Loans, loans held for sale and notes receivable, net	$3,960,715	4,317,645	4,528,538	4,603,505	4,628,744
Real estate inventory	$494,291	268,763	270,229	847,492	632,597
Securities	$467,520	979,417	1,191,173	1,081,980	1,064,857
Total assets	$6,047,037	6,395,582	7,114,433	7,605,766	7,395,755
Deposits	$3,948,818	3,919,796	3,953,405	3,867,036	3,752,676
Securities sold under agreements to repurchase and federal funds purchased	$27,271	279,726	159,905	128,411	249,263
Other borrowings (d)	$1,362,000	1,556,362	1,992,718	2,398,662	2,121,315
BFC shareholders’ equity	$245,059	112,867	184,037	177,585	183,080
Noncontrolling interests	$158,852	262,554	558,950	698,323	696,522
Total equity	$403,911	375,421	742,987	875,908	879,602

(a)	Since its inception, BFC has not paid any cash dividends on its common stock.

(b)	While the Company has two classes of common stock outstanding, the two-class method is not presented because the company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

(c)	Prior to the merger of I.R.E. Realty Advisory Group, Inc. (“I.R.E. RAG”) in November 2007, the 4,764,285 shares of the Company’s Class A Common Stock and 500,000 shares of the Company’s Class B Common Stock that were owned by I.R.E. RAG were considered outstanding,. However, because the Company owned 45.5% of the outstanding common stock of I.R.E. RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock were eliminated from the number of shares outstanding for purposes of computing earnings per share.

(d)	Other borrowings include advances from FHLB, notes and mortgage notes payable, receivable-backed notes payable and junior subordinated debentures.

(e)	Reclassified to reflect the reporting of discontinued operations, and to conform to the 2009 presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Overview
     BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we” “us” “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), a non-controlling interest in Benihana, Inc. (“Benihana”) and a controlling interest in Core Communities, LLC (“Core” or “Core Communities”). As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”). As of December 31, 2009, BFC and its subsidiaries had total consolidated assets and liabilities of approximately $6.0 billion and $5.6 billion, respectively (including the assets and liabilities of its consolidated subsidiaries, noncontrolling interests of $158.9 million) and BFC’s shareholders’ equity of approximately $245.1 million.
     Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. BFC believes that in the short term that the Company’s and shareholders’ interests are best served by providing strategic support for its existing investments. In furtherance of this strategy, the Company took several steps in 2009 which it believes will enhance the Company’s prospects. Key actions taken in 2009 included the merger of BFC with Woodbridge Holdings; the purchase of an additional 7% interest in BankAtlantic Bancorp, increasing our economic interest in BankAtlantic Bancorp to 37% and increasing our voting interest in BankAtlantic Bancorp to 66%; and the purchase of an additional 23% interest in Bluegreen increasing our ownership in Bluegreen to 52%. The acquisition of this control position in Bluegreen resulted in a bargain purchase gain of approximately $183.1 million in the fourth quarter and net income attributable to BFC of $25.7 million for the year. In addition, we took actions to restructure Core in recognition of the continued depressed real estate market and its inability to meet its obligations to its lenders. Over the longer term and as the economy improves, we may look to increase our ownership in our affiliates or seek to make other opportunistic investments, with no pre-determined parameters as to the industry or structure of the investment.
     As a holding company with controlling positions in BankAtlantic Bancorp and Bluegreen, generally accepted accounting principles (“GAAP”) requires the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including Woodbridge, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2009, BFC owned approximately 37% of BankAtlantic Bancorp’s Class A and Class B common stock representing approximately 66% of BankAtlantic Bancorp total voting power. At December 31, 2009, we owned approximately 52% of Bluegreen’s common stock.
     The following had significant financial impact on us during 2009:
     BFC and Woodbridge Merger - On September 21, 2009, we consummated our merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC, our wholly-owned subsidiary which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by each company’s shareholders at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock (other than Dissenting Holders, as defined below) automatically converted into the right to receive 3.47 shares of our Class A Common Stock. Shares otherwise issuable to us attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by us were canceled in connection with the merger. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded. The merger resulted in a net increase in BFC’s shareholders’ equity of approximately $95.0 million, an increase in common stock and additional paid-in capital of approximately $303,000 and $94.7 million, respectively, and a corresponding decrease to noncontrolling interest of approximately $99.6 million.

     Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In connection with Woodbridge’s offer to the Dissenting Holders, the Company accrued a $4.6 million liability with a corresponding decrease to additional paid-in capital, representing in the aggregate Woodbridge’s offer to the Dissenting Holders. Woodbridge is currently in litigation with the Dissenting Holders, and the outcome of such litigation is uncertain. There is no assurance that the actual payment required to be made to the Dissenting Holders will not exceed the amount accrued. See Note 3 of the “Notes to Consolidated Financial Statements” for additional information about the merger.
     Acquisition of Bluegreen shares - On November 16, 2009, we purchased approximately 7.4 million additional shares of the common stock of Bluegreen for an aggregate purchase price of approximately $23 million. As a result of such share purchase, we increased our ownership interest in Bluegreen from 29% of Bluegreen’s outstanding common stock to approximately 52%. Accordingly, we now have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results are consolidated in our financial statements since November 16, 2009. Prior to November 16, 2009, the approximate 29% equity investment in Bluegreen was accounted under the equity method. See Note 4 of the “Notes to Consolidated Financial Statements” of this report for additional information about the Bluegreen share acquisition on November 16, 2009.
     Acquisition of BankAtlantic Bancorp shares - During the third quarter of 2009, BankAtlantic Bancorp distributed to its shareholders 4.441 subscription rights for each share of its Class A Common Stock and Class B Common Stock held on August 24, 2009. Each whole subscription right entitled the holder to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at a purchase price of $2.00 per share. BFC exercised its subscription rights in the rights offering to purchase an aggregate of 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $29.9 million. This purchase increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 7.3% to approximately 37.2% and increased BFC’s voting interest by approximately 6.7% to 66.0%. BFC’s purchase of the 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock was accounted for as an equity transaction in accordance with recently adopted FASB authoritative guidance effective on January 1, 2009, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling financial interest in its subsidiary are reported as equity transactions. Accordingly, BFC’s increase in BankAtlantic Bancorp’s ownership interest resulted in an increase to additional paid-in capital of approximately $7.0 million, which represents the excess carrying value of the noncontrolling interest acquired over the consideration paid.
     Levitt and Sons Bankruptcy Settlement - On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. Pursuant to the settlement agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund that we will be required to pay to the Debtors Estate pursuant to the settlement agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was $29.7 million. See Note 25 of the “Notes to Consolidated Financial Statements” for more information regarding the tax refund.

     Reclassification of Discontinued Operations - In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (“the Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. The assets are available for immediate sale in their present condition and Core determined that it is probable that it will sell the Projects in 2010. Due to this decision, the assets associated with the Projects that are for sale have been classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets.
     The assets were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the audited consolidated statements of financial condition. Additionally, the results of operations for the projects were reclassified to income from discontinued operations. Depreciation related to these assets held for sale ceased in December 2009. The Company has elected not to separate these assets in the audited consolidated statements of cash flows for the periods presented. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that an impairment charge was necessary to write down the carrying value of the Projects to their fair value less the costs to sell and, accordingly, recorded an impairment charge of approximately $13.6 million for the year ended December 31, 2009. For a discussion of negotiations with respect to the Projects, see “Core’s Liquidity and Capital Resources”.
     Additional recent developments and related financial matters are discussed below.
BFC Financial Corporation Summary of Consolidated Results of Operations
The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Real Estate and Other	$104,758	(128,755)	(223,692)
Financial Services	(189,520)	(219,244)	(30,012)

Loss from continuing operations	(84,762)	(347,999)	(253,704)
Discontinued operations, net of income tax	(11,931)	19,388	8,799
Extraordinary gain, net of income tax	—	9,145	2,403

Net loss	(96,693)	(319,466)	(242,502)
Less: Net loss attributable to noncontrolling interests	(122,414)	(260,567)	(212,043)

Net income (loss) attributable to BFC	25,721	(58,899)	(30,459)
5% Preferred stock dividends	(750)	(750)	(750)

Net income (loss) allocable to common stock	$24,971	(59,649)	(31,209)

     The Company reported net income attributable to BFC of $25.7 million in 2009 as compared to a net loss attributable to BFC of $58.9 million in 2008 and a net loss of $30.5 million in 2007. Results for the years ended December 31, 2009, 2008 and 2007 included an $11.9 million loss, $19.4 million of income and $8.8 million of income from discontinued operations, net of income tax, respectively. The results from discontinued operations related to financial results associated with Ryan Beck and Core Communities commercial leasing projects, as discussed further in Note 5 of the “Notes to Consolidated Financial Statements”. Real Estate and Other includes an approximately $183.1 million bargain purchase gain associated with Bluegreen’s share acquisition on November 16, 2009. See Note 4 of the “Notes to Consolidated Financial Statements”.
     In 2009, the Company acquired additional shares of BankAtlantic Bancorp Class A Common Stock. Effective on January 1, 2009, the FASB adopted authoritative guidance which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling financial interest in its subsidiary are reported as equity transactions. Accordingly, BFC’s increase in its ownership interest in BankAtlantic Bancorp resulted in an increase to additional paid-in capital of approximately $7.0 million, which represents the excess carrying value of the noncontrolling interest acquired over the consideration paid.

     In 2008, the Company acquired additional shares of BankAtlantic Bancorp’s Class A Common Stock in the open market, and in 2007 the Company acquired shares of Woodbridge’s Class A Common Stock in Woodbridge’s rights offerings to its shareholders, including the Company. The acquisition of these shares resulted in negative goodwill (based on the excess of fair value of acquired net assets over the purchase price of the shares) of approximately $19.6 million in connection with the 2008 acquisition of shares of BankAtlantic Bancorp and $11 million in connection with the 2007 acquisition of shares of Woodbridge. After ratably allocating this negative goodwill to non-current and non-financial assets, the Company recognized in 2008 and 2007 an extraordinary gain, net of tax, of $9.1 million and $2.4 million, respectively.
     As a result of the Woodbridge merger on September 21, 2009 and the Bluegreen share acquisition on November 16, 2009, in each case as described above, the Company reorganized its reportable segments to better align its segment reporting with the current operations of its businesses. The Company’s business activities currently consist of (i) Real Estate and Other activities and (ii) Financial Services activities, which are reported through six segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. As a result of this reorganization, our BFC Activities segment now includes, in addition to other activities historically included in the segment, Woodbridge Other Operations (which was previously a segment). Our Real Estate Operations segment is now comprised of what was previously identified as our Land Division, including the real estate business activities of Woodbridge and its subsidiaries, Core Communities and Carolina Oak Homes, LLC (“Carolina Oak”). In 2007, the Real Estate Operations segment also included the operations of Levitt and Sons, which was deconsolidated as of November 9, 2007 in connection with the filing of its Chapter 11 Cases, and Levitt Commercial.
     The Company’s Real Estate and Other business activities are reported in four segments which are i) BFC Activities ii) Real Estate Operations, iii) Bluegreen Communities and iv) Bluegreen Resorts. BFC’s consolidated financial statements include the results of operations of Bluegreen from November 16, 2009 (when we acquired a controlling interest in Bluegreen) through December 31, 2009. Accordingly, Bluegreen’s results of operations since November 16, 2009 are reported through the Bluegreen Resorts and Bluegreen Communities segments. Prior to November 16, 2009, when we owned approximately 9.5 million shares of Bluegreen common stock representing approximately 29% of such stock, the investment in Bluegreen was accounted for under the equity method of accounting. In prior years, the investment in Bluegreen was included in Woodbridge other operations, and our interest in Bluegreen’s earnings and losses prior to November 16, 2009 are included in our BFC Activities segment. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and are reported in two segments: BankAtlantic and BankAtlantic Bancorp Parent Company.
     The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segments might differ but, in management’s view, the relative trends in segments would not likely be impacted.
     The results of our business segments and other information on each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. See also Note 34 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this report.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total assets at December 31, 2009 and December 31, 2008 were $6.0 billion and $6.4 billion, respectively. The changes in components of total assets between December 31, 2008 and December 31, 2009 are summarized below. The acquisition of a controlling interest in Bluegreen in November 2009 resulted in increases in cash and cash equivalents, notes receivable, inventory of real estate, retained interest in notes receivable sold and intangible assets of $70.5 million, $277.3 million, $322.9 million $26.3 million and $63.0 million respectively. Other than such increases, the change in total assets primarily resulted from:
•	an increase in cash and cash equivalents primarily reflecting BankAtlantic Bancorp $116.7 million of higher cash balances at the Federal Reserve Bank associated with daily cash management activities. This contributed to the net increase in cash and cash equivalents of approximately $37.1 million and cash provided by operations of approximately $6.0 million. Cash provided by investing activities was approximately $919.4 million and cash used in financing activities was $888.3 million;

•	a decrease in securities available for sale reflecting BankAtlantic’s sale of $284.0 million of residential mortgage-backed securities as well as prepayments by borrowers associated with residential mortgage refinancing of $59 million in response to low historical residential mortgage interest rates during 2009;

•	an increase in current income tax receivable reflecting BankAtlantic Bancorp’s and Woodbridge’s receivable of approximately $31.8 million and $34.6 million, respectively, from the Department of the Treasury associated with a change in the income tax net operating loss carry-back laws;

•	a decrease in BankAtlantic’s tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions during 2009;

•	a decrease in BankAtlantic’s loan receivable balances associated with $185.9 million of loan charge-offs, $50.0 million increase in the allowance for loan losses, as well as refinancing of residential loans in the normal course of business combined with a significant decline in loan purchases and originations;

•	an increase in real estate inventory mainly due to the consolidation of Bluegreen and partially offset by an impairment charge of approximately $101.9 million recorded in connection with Core Communities and Carolina Oak’s inventory of real estate, including purchase accounting adjustment of $8.9 million;

•	an increase in real estate owned associated with BankAtlantic’s commercial real estate and residential loan foreclosures;

•	a decrease in BankAtlantic’s goodwill associated with an $8.5 million impairment charge to goodwill, net of purchase accounting adjustment in the amount of $0.8 million, and a $2.0 million impairment charge related to goodwill associated with Woodbridge’s investment in Pizza Fusion;

•	a decrease in assets held for sale resulting from the decrease in value of Core Communities’ assets from discontinued operations; and

•	an increase in other assets due in part to $31.3 million prepaid FDIC insurance assessments for the three years ended December 31, 2012.
     The Company’s total liabilities at December 31, 2009 were $5.6 billion compared to $6.0 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to December 31, 2009 are summarized below. The acquisition of a controlling interest in Bluegreen in November 2009 resulted in increases in long term debt and deferred income taxes of $479.6 million and $30.3 million, respectively. Other than such increases, the change in total liabilities primarily resulted from:
•	a decrease in BankAtlantic’s interest bearing deposit account balances of $36 million associated with $445.2 million of lower time deposits and insured money market savings accounts partially offset by $416.4 million of higher interest bearing checking account balances reflecting higher NOW account balances combined with intercompany eliminations of $8.7 million;

•	a $85.9 million increase in non-interest-bearing deposit balances at BankAtlantic primarily due to increased customer balances combined with intercompany eliminations of $12.2 million;

•	lower FHLB advances and short term borrowings at BankAtlantic due to repayments using proceeds from the sales of securities, loan repayments and increases in deposit account balances;

•	an increase in BankAtlantic Bancorp’s junior subordinated debentures liability due to interest deferrals;

•	the reversal of the loss in excess of investment in Levitt and Sons as a result of the Bankruptcy Court’s approval of the Levitt and Sons’ bankruptcy plan; and

•	a decrease in other liabilities primarily reflecting a significant decline in accrued interest payable due to lower FHLB advance and short term borrowing balances as well as a substantial decline in the cost of funds for 2009 compared to 2008. The decrease in other liabilities was partially offset with an accrual recorded in the fourth quarter of 2009 of approximately $10.7 million in connection with a portion of the tax refund, that will be payable to the Levitt and Sons estate upon receipt.
Redeemable 5% Cumulative Preferred Stock
     On June 7, 2004, the Board of Directors of the Company designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”). On June 21, 2004, the Company sold all 15,000 shares of the Preferred Stock to an investor group in a private offering.
     The 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices (the “Redemption Price”) ranging from $1,025 per share for the year 2010 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid quarterly dividends on the 5% Preferred Stock of $187,500. The 5% Preferred Stock has no voting rights except as required by Florida law.
     On December 17, 2008, the Company amended its Articles of Incorporation (the “Amendment”) to change certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of 5% Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana Series B Convertible Preferred Stock (the “Convertible Preferred Stock”), (ii) the Company sells any shares of Benihana’s common stock received upon conversion of Benihana’s Convertible Preferred Stock or (iii) Benihana redeems any shares of Benihana’s Convertible Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on the 5% Preferred Stock, the Amendment entitles the holders of BFC’s 5% Preferred Stock, to receive directly from Benihana certain payments on the shares of Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s common stock received by the Company upon conversion of Benihana’s Convertible Preferred Stock.
     In December 2008, based on an analysis of the 5% Preferred Stock after giving effect to the Amendment, the Company determined that the 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the Amendment date of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock. The remaining amount of approximately $4.0 million continues to be classified in Additional Paid in Capital in the Company’s Consolidated Statements of Financial Condition. The fair value of the 5% Preferred Stock was calculated by using an income approach by discounting estimated cash flows at a market discount rate.
Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	December 31,
	2009	2008
BankAtlantic Bancorp	$88,910	170,888
Woodbridge	—	91,389
Bluegreen	41,905	—
Joint ventures	28,037	277

	$158,852	262,554

Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of real estate held for development and sale and its impairment reserves, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of investments in unconsolidated subsidiaries, the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting, accounting for deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses and notes receivables; (ii) the valuation of retained interests in notes receivable sold; (iii) impairment of goodwill and long-lived assets; (iv) valuation of securities as well as the determination of other-than-temporary declines in value; (v) accounting for business combinations; (vi) the valuation of real estate; (vii) revenue and cost recognition on percent complete projects; (viii) estimated cost to complete construction; (ix) the valuation of equity method investments; (x) accounting for deferred tax asset valuation allowance; and (xi) accounting for contingencies. See also Note 1, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” included in Item 8 of this report for a detailed discussion of our significant accounting policies.
Business Combinations
     The Company accounts for its acquisitions in accordance with the accounting guidance for business combinations. If the Company makes a “bargain purchase”, the Company recognizes a gain in the income statement on the acquisition date. A bargain purchase is a business combination in which the acquisition date amounts of the identifiable net assets acquired and the liabilities assumed, as measured in accordance with the accounting guidance for business combinations exceeds the aggregate of (i) the consideration transferred, as measured in accordance with the accounting guidance, which generally require acquisition date fair value; (ii) the fair value of any non-controlling interest in the acquiree, and (iii) in a business combination achieved in stages, the acquisition date fair value of the Company’s previously held equity interest in the acquiree. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The Company may utilize independent third parties to assist the Company in assessing market conditions. The Company is also required to periodically review these judgments and estimates and adjust them accordingly. If conditions change from those expected, it is possible that the results could change in future periods. Certain identifiable intangible assets, such as management contracts, are not amortized, but instead are reviewed for impairment on at least an annual basis, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Accordingly, the acquisition cost allocation of Bluegreen has had, and will continue to have, a significant impact on the Company’s operating results.
Fair Value Measurements
     We are required to disclose the fair value of our investments under accounting guidance for fair value measurements. Based on this accounting guidance, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, this accounting guidance establishes a three-tier fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The three-tier fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs, when there is little or no market data, which require the reporting entity to develop its own assumptions.
     In determining fair value, we are sometimes required to use various valuation techniques. When valuation techniques other than those described as Level 1 are utilized, management must make estimates and judgments in determining the fair value for its investments. The degree to which management’s estimates and judgments is required is generally dependent upon the market pricing available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If we make different judgments regarding unobservable inputs, we could potentially reach different conclusions regarding the fair value of our investments.
Intangible Assets
     We evaluate our intangible assets when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings that they are expected to generate. If cash flows decrease significantly, intangible assets may be impaired and would be written down to their fair value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to outside factors.
     Intangible assets which consisted of management contracts in the amount of $63 million originated from the November 16, 2009 acquisition of a controlling interest in Bluegreen. Such management contracts, are not amortized, but instead are reviewed for impairment on at least an annual basis, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
     At December 31, 2009 and 2008, we also held intangible assets of approximately $18.7 million and $24.2 million, respectively, which are being amortized over the average life of the respective assets, ranging from 7 years to 10 years.
Revenue Recognition and Inventory Cost Allocation
     Revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when we do not have a substantial continuing involvement in accordance with accounting guidance for sales of real estate. In order to properly match revenues with expenses, we estimate construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. To the extent the estimated costs to complete have significantly changed, we will adjust cost of sales in the current period for the impact on cost of sales of previously sold homes and land to ensure a consistent margin of sales is maintained.
     Revenue is recognized for certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of accounting guidance for sales of real estate, if the seller has a continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit is recognized based on the nature and extent of the seller’s continuing involvement. In the case of our land sales, this involvement typically consists of final development activities. We recognize revenue and related costs as work progresses using the percentage-of-completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from our current estimates. If our estimates of development costs remaining to be completed are significantly different from actual amounts, then our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

     In accordance with the requirements of the accounting guidance for real estate time-sharing activities regarding vacation ownership interests (“VOI”) sales, Bluegreen recognizes revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold. Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold. See the further discussion of policies regarding the estimation of credit losses on Bluegreen’s notes receivable below. Should Bluegreen become unable to reasonably estimate the collectibility of its receivables, the recognition of sales may have to be deferred and our results of operations could be negatively impacted. Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of Bluegreen VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that Bluegreen provides to buyers of its VOIs may result in additional VOI sales being deferred, which could materially adversely impact our results of operations.
     In cases where all development has not been completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing Bluegreen Resorts’ or Bluegreen Communities’ projects increase, Bluegreen may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which could materially adversely impact our results of operations.
     The timeshare accounting rules define a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory, generally as a result of the default of the related receivable. For Communities real estate projects, costs are allocated to individual homesites in the Communities’ projects based on the relative estimated sales value of each homesite without regards to defaults or repossessed inventory. Under this method, the allocated cost of a homesite is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Should Bluegreen’s estimates of the sales values of its VOI and homesite inventories differ materially from their ultimate selling prices, our gross profit could be adversely impacted. Bluegreen’s completed timeshare and homesite inventory is carried at the lower of cost or market.
Allowance for Loan Losses on VOI Notes Receivables
     Bluegreen estimates uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. Bluegreen uses a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes. Bluegreen also considers whether the historical economic conditions are comparable to current economic conditions. Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. If defaults increase, our results of operations could be materially adversely impacted.
Transfers of Financial Assets and Valuation of Retained Interests
     When Bluegreen transfers financial assets to third parties, such as when it sells VOI notes receivable pursuant to its vacation ownership receivables purchase facilities, Bluegreen evaluates whether or not such transfer should be accounted for as a sale pursuant to accounting rules in place at the time of the transaction. The evaluation of sale treatment involves legal assessments of the transactions, which includes determining whether the transferred assets have been isolated from Bluegreen (i.e., put presumptively beyond Bluegreen’s reach or the reach of Bluegreen’s creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that Bluegreen does not maintain effective control over the transferred assets through either (1) an agreement that both entitles and obligates Bluegreen to repurchase or redeem them before their maturity or (2) the ability to unilaterally cause the holder to return specific assets (other than through a cleanup call). Bluegreen believes that it has obtained appropriate legal opinions and other guidance deemed necessary to properly account for its transfers of financial assets as sales. As indicated below in “Recent Accounting Pronouncements Not Yet Adopted”, should Bluegreen be successful in selling additional notes receivable in the future, such transactions will be evaluated under new rules which become effective on January 1, 2010. Accordingly, Bluegreen does not expect to recognize any future gains on the sale of notes receivable.

     In connection with the sales of notes receivable referred to above, Bluegreen retains subordinated tranches and rights to excess interest spread, which are retained interests in the notes receivable sold. Gain or loss on the sale of the notes receivable has depended in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer. Bluegreen initially and periodically estimates the fair value of its retained interest in notes receivable sold based on the present value of future expected cash flows using management’s best estimates of the key assumptions — prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Should Bluegreen’s estimates of these key assumptions change or should the portfolios sold fail to satisfy specified performance criteria and therefore trigger provisions whereby outside investors in the portfolios are paid on an accelerated basis, there could be a reduction in the fair value of the retained interests and Bluegreen results of operations and financial condition could be materially and adversely impacted.
Allowance for loan losses
     The allowance for loan losses is maintained at an amount that BankAtlantic Bancorp believes to be a reasonable estimate of probable losses inherent in its loan portfolio. BankAtlantic Bancorp has developed policies and procedures for evaluating its allowance for loan losses which considers all information available to BankAtlantic Bancorp. However, BankAtlantic Bancorp relies on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from its estimates and judgments, the allowance for loan losses may decrease or increase significantly.
     The calculation of BankAtlantic Bancorp’s allowance for loan losses consists of two components. The first component requires identifying impaired loans based on BankAtlantic Bancorp’s management classification and, if necessary, assigning a valuation allowance to the impaired loans. Valuation allowances are established using BankAtlantic Bancorp’s management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows discounted at the loans effective interest rate. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of BankAtlantic Bancorp’s loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that materially different results would be obtained if different assumptions or conditions were to prevail. As a consequence of the estimates and assumptions required to calculate the first component of the allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.
     The second component of the allowance for loan losses requires BankAtlantic Bancorp to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. BankAtlantic Bancorp’s management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences. BankAtlantic Bancorp’s management uses its judgment to determine the length of the time used in the historical loss experience. During each of the years in the two year period ended December 31, 2008, management used a 2 year loss experience to calculate the loss experience. However, due to the rapid decline in economic conditions and real estate values, during 2009, management shortened its historical loss experience by portfolio to between six months and one year, in order to reflect the current heighted loss experience in the quantitative allowance. The historical loss period is selected based on management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance. BankAtlantic Bancorp’s management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, actual loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, problem loan trends and external factors. In deriving the qualitative allowance BankAtlantic Bancorp’s management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

     Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2009, BankAtlantic Bancorp’s allowance for loan losses was $187.2 million. See “Provision for Loan Losses” for a discussion of the amounts of BankAtlantic Bancorp’s allowance assigned to each loan product. The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which BankAtlantic Bancorp holds loans, especially in Florida. These factors are beyond management’s control. Accordingly, there is no assurance that BankAtlantic Bancorp will not incur credit losses in excess of the amounts estimated by its allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review its allowance for loan losses. Such agencies may require BankAtlantic Bancorp to recognize additions to the allowance based on its judgments and information available to them at the time of their examination and such judgments may differ from management’s judgment.
     BankAtlantic Bancorp analyzes its loan portfolio quarterly by monitoring the loan mix, credit quality, loan-to-value ratios, concentration by geographical area, vintage, historical trends and economic conditions. As a consequence, the allowance for loan losses estimates will change from period to period. During the three year period ended December 31, 2006, real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. Additionally, based on historical loss experience during that time, BankAtlantic Bancorp’s credit policies focused its loan production on collateral based loans and the discontinuation of certain loan products. These factors, other internal metrics and external market factors favorably impacted their provision for loan losses and allowance for loan losses during the years ended December 31, 2006. Conversely, during the three years ended December 31, 2009, the residential real estate market and general economic conditions, both nationally and in Florida, rapidly deteriorated with significant reductions in the sales prices and volume of residential real estate sold, plummeting collateral values, dramatic increases in unemployment and severe tightening of credit availability to borrowers. The impact of these rapidly deteriorating real estate market conditions and adverse economic conditions on our loan portfolios resulted in a significant increase in the ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 4.83% at December 31, 2009. We believe that our earnings in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the length of the current downturn in real estate valuation, availability of mortgage financing and the severity of unemployment in Florida and nationally. If the current negative real estate and economic conditions continue or deteriorate further BankAtlantic Bancorp is likely to experience significantly increased credit losses.
Valuation of investment securities
     We record our securities available for sale and derivative instruments in our statement of financial condition at fair value. We also disclose fair value estimates in our statement of financial condition for investment securities at cost. We generally use market and income approach valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. Our policy is to use quoted market prices (Level 1 inputs) when available. However quoted market prices are not available for BankAtlantic Bancorp’s mortgage-backed securities, REMIC’s, other securities and certain equity securities requiring BankAtlantic Bancorp to use Level 2 and Level 3 inputs. The classification of assumptions as Level 2 or Level 3 inputs is based on judgment and the classification of the inputs could change based on the availability of observable market data.
     BankAtlantic Bancorp subscribes to a third-party service to assist it in determining the fair value of their mortgage-backed securities and real estate mortgage conduits. The estimated fair value of these securities at December 31, 2009 was $319.3 million. Matrix pricing are used to value these securities as identical securities that they own are not traded on active markets. Matrix pricing computes the fair value of mortgage-backed securities and real estate mortgage conduits based on the coupon rate, maturity date and estimates of future prepayment rates obtained from trades of securities with similar characteristic and from market data obtained from brokers. BankAtlantic Bancorp considers the above inputs Level 2. Upon the sale of securities, BankAtlantic Bancorp back-tests the values obtained from matrix pricing for reasonableness. The valuations obtained from matrix pricing are not actual transactions and may not reflect the actual amount that would be realized upon sale. While the interest rate and prepayment assumptions used in matrix pricing are representative of assumptions that BankAtlantic Bancorp believes market participants would use in valuing these securities, different assumptions may result in significantly different results. Additionally, current observable data may not be available in subsequent periods which would cause BankAtlantic Bancorp to utilize Level 3 inputs to value these securities. The mortgage-backed and REMIC securities that BankAtlantic owns are government agency guaranteed with minimal credit risk. These securities are of high credit quality and BankAtlantic believes could be liquidated in the near future; however, the price obtained upon sale could be higher or lower than the fair value obtained through matrix pricing. In light of the current volatility and uncertainty in credit markets, it is difficult to estimate with accuracy the price that could be obtained for these securities and the time that it could take to sell them in an orderly transaction.

Other-than-Temporary Impairment of Securities
     We perform an evaluation on a quarterly basis to determine if any of our equity investments and debt securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial condition of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. If an equity security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period. If a debt security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income if we intend to sell the securities before they recover or if we do not expect to recover the securities historical cost due to credit loss. Management exercises significant judgment in determining the amount of credit loss in an impairment which is generally based on the present value of expected cash flows. As of December 31, 2009, BankAtlantic Bancorp had $22.1 million of impaired securities with an unrealized loss of $26,000 and $298.2 million of securities that were determined not to be impaired. However, in light of the current market uncertainties, and the challenging economic and credit market conditions, there is no assurance that future events will not cause us to have additional impaired securities in the foreseeable future.
Impairment of Goodwill and Long Lived Assets
Goodwill Impairment
     We test goodwill for impairment annually or when events or circumstances occur that may result in goodwill impairment during interim periods. On the BankAtlantic Bancorp level, the test requires BankAtlantic Bancorp to determine the fair value of its reporting units and compare the reporting units’ fair value to its carrying value. BankAtlantic Bancorp’s reporting units are comprised of Community Banking, Commercial Lending, Tax Certificate Operations, Capital Services and Investment Operations. The fair values of the reporting units are estimated using discounted cash flow present value valuation models and market multiple techniques.
     While management of BankAtlantic Bancorp believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. If the fair value of a reporting unit is below the carrying amount, a second step of the goodwill impairment test is performed. This second step requires BankAtlantic Bancorp to determine the fair value of all assets (recognized and unrecognized) and liabilities in a manner similar to a business combination purchase price allocation. Since there is no active market for many of BankAtlantic Bancorp’s assets, management derives the fair value of the majority of these assets using net present value models. As a consequence, BankAtlantic Bancorp’s management estimates rely on assumptions and judgments regarding issues where the outcome is unknown and, as a result, actual results or values may differ significantly from these estimates. Additionally, declines in the market capitalization of BankAtlantic Bancorp’s common stock affect the aggregate fair value of the reporting units. Changes in management’s valuation of BankAtlantic Bancorp reporting units and the underlying assets as well as declines in BankAtlantic Bancorp’s market capitalization may affect future earnings through the recognition of additional goodwill impairment charges.
     During the year ended December 31, 2009, BankAtlantic Bancorp recognized goodwill impairment charges of $10.5 million. As of December 31, 2009 our remaining goodwill was $12.2 million.

     In determining the fair value of the reporting units, BankAtlantic Bancorp used a combination of discounted cash flow techniques and market multiple methodologies. These methods utilize assumptions for expected cash flows, discount rates, and comparable financial institutions to determine market multiples. The aggregate fair value of all reporting units derived from the above valuation techniques was compared to BankAtlantic Bancorp’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the subject company. The values separately derived from each valuation technique (i.e., discounted cash flow and market multiples) were used to develop an overall estimate of a reporting unit’s fair value. Different weighting of the various fair value techniques could result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. BankAtlantic Bancorp used financial projections over a period of time, considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan and deposit growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions. Minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value.
     When the estimated fair value of a reporting unit is below the carrying value, goodwill may be impaired, and the second step of the goodwill impairment evaluation is performed. The second step involves calculating the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as it is determined in a business combination. The fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets, is individually determined. The excess fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied goodwill. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit.
     The value of the implied goodwill is highly sensitive to the estimated fair value of the reporting unit’s net assets. The fair value of the reporting unit’s net assets is estimated using a variety of valuation techniques including the following:
•	recent data observed in the market, including for similar assets,

•	cash flow modeling based on projected cash flows and market discount rates, and

•	estimated fair value of the underlying loan collateral.
     The estimated fair values reflect assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk premiums that are indicative of the current environment. If the implied fair value of the goodwill for the reporting unit exceeds the carrying value of the goodwill for the respective reporting unit, no goodwill impairment is recorded. Changes in the estimated fair value of the individual assets and liabilities may result in a different amount of implied goodwill, and the amount of goodwill impairment, if any. Future changes in the fair value of the reporting unit’s net assets may result in future goodwill impairment.
Impairment of Long-lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially change depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, BankAtlantic Bancorp is required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Real estate inventory and other long-lived real estate assets are evaluated for impairment on a project-by-project basis. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs. Long-lived assets subject to the above impairment analysis included property and equipment, internal-use software, real estate inventory and real estate owned.

     We generally utilize broker price opinions, third party offers to purchase, discounted cash flows or third party appraisals to assist us in determining the fair value of real estate inventory, operating lease contracts and real estate owned. The appraiser or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The amount ultimately realized upon the sale of these properties or the termination of operating leases may be significantly different than the recorded amounts. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results. BankAtlantic Bancorp also validates its assumptions by comparing completed transactions with its prior period fair value estimates and may check its assumptions against multiple valuation sources. The outstanding balance of real estate owned and real estate inventory was $46.5 million and $494.6 million, respectively, as of December 31, 2009. The minimum lease payments of operating lease contracts executed for BankAtlantic’s branch expansion were $23.4 million at December 31, 2009. There is no assurance that future events including declines in real estate values will not cause us to have additional impairments of long-lived assets or operating leases in the foreseeable future.
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
     In evaluating the available evidence, management considers historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives. Changes in existing tax laws and future results differing from expectations may result in significant changes in the deferred tax assets valuation allowance.
     Based on our evaluation as of December 31, 2009 and 2008, a net deferred tax asset valuation allowance was established for the entire amount of the Company’s net deferred tax assets as the realization of these assets did not meet the more-likely-than-not criteria of the Accounting Standards Codification (“ASC”). During the fourth quarter of 2008, market conditions in the financial services industry significantly deteriorated with the bankruptcies and government bail-outs of large financial services entities. This market turmoil led to a tightening of credit, lack of consumer confidence, increased market volatility and widespread reduction in business activity. These economic conditions as well as the continued deterioration in local real estate markets adversely effected BankAtlantic’s profitable lines of business. As a consequence of the worsening economic conditions during the fourth quarter of 2008, it appeared more-likely-than-not that the Company would not realize its deferred tax assets resulting in a deferred tax asset valuation allowance for the entire amount of the Company’s net deferred tax assets. During the year ended December 31, 2009, the Company recognized significant losses and the economic conditions did not improve, resulting in the Company maintaining its deferred tax valuation allowance for the entire amount of its deferred tax asset. However, significant judgment is required in evaluating the positive and negative evidence for the establishment of the deferred tax asset valuation allowance, and if future events differ from expectations or if there are changes in the tax laws, a substantial portion or the entire deferred tax asset benefit may be realized in the future. The Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. In November 2009, net operating loss tax laws changed enabling the Company’s subsidiaries to recognize a benefit in the aggregate of approximately $66.3 million associated with the Company’s 2009 taxable loss.

Recent Accounting Pronouncements Not Yet Adopted
     In June 2009, the FASB issued an amendment to the accounting guidance for transfers of financial assets, which became effective for us on January 1, 2010. This amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”) and changes the requirements for derecognizing financial assets. It also requires the disclosure of more information about transfers of financial assets, including securitization transactions and transactions where companies have continuing exposure to the risks related to the transferred financial assets. See discussion of the amended guidance related to variable interest entities (“VIEs”) below, for the anticipated impact of the adoption of this accounting guidance for transfers of financial assets.
     In June 2009, the FASB issued an amendment to the accounting guidance for consolidation of VIEs, which became effective for Bluegreen on January 1, 2010. The initial adoption of this amendment in the first quarter of 2010 will require Bluegreen to consolidate its existing qualifying special purpose entities associated with past securitization transactions. As such, it is expected that Bluegreen will record a one-time non-cash after-tax adjustment to shareholders’ equity of approximately $35.0 million to $55.0 million, representing the cumulative effect of a change in accounting principle, in the first quarter of 2010. The cumulative effect will consist primarily of the reestablishment of notes receivable (net of reserves) associated with those securitization transactions, the elimination of residual interests that were initially recorded in connection with those transactions, the impact of recording debt obligations associated with third party interests held in the special purpose entities and related adjustments to deferred financing costs and inventory balances. The Company anticipates that its adoption of these standards will have the following impacts on its balance sheet: (1) assets will increase by approximately $380 million to $400 million primarily related to the consolidation of notes receivable; (2) liabilities will increase by approximately $390 million to $410 million, primarily representing the consolidation of debt obligations associated with third party interests; (3) equity will decrease by approximately $5 million to $12 million.
Impact of Inflation
     The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.
     Unlike most industrial companies, virtually all of the Company’s and its subsidiaries’ assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. Inflation could also have a long-term impact on us because any increase in the cost of land, materials and labor would result in a need to increase the sales prices of land which may not be possible. Furthermore, as it relates to Bluegreen, increases in Bluegreen’s construction and development costs would result in increases in the sales price of its VOIs. There is no assurance that Bluegreen will be able to increase or maintain the current level of its sales prices or that increased construction costs will not have a material adverse impact on Bluegreen’s gross margin. In addition, inflation is often accompanied by higher interest rates which could have a negative impact on consumer demand and the costs of financing activities. Rising interest rates as well as increased materials and labor costs may reduce margins.

BFC Activities

BFC Activities
     “BFC Activities” consists primarily of (i) BFC operations, (ii) our investment in Benihana and (iii) Woodbridge other operations.
     BFC operations primarily consists of our and Woodbridge’s corporate overhead and general and administrative expenses, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services that BFC provides to BankAtlantic Bancorp, Woodbridge and Bluegreen. BFC operations also includes investments made by BFC/CCC, Inc. Woodbridge other operations consist of the operations of Pizza Fusion Holdings, LLC (“Pizza Fusion”) (which is a restaurant franchisor operating within the quick service and organic food industries), and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). Prior to November 16, 2009, when we acquired additional shares of Bluegreen’s common stock giving us a controlling interest in Bluegreen, Woodbridge other operations included an equity investment in Bluegreen. Woodbridge other operations also includes investments in other securities.
     The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

				Change	Change
	For the Years Ended December 31,			2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Revenues
Sale of real estate	$—	—	—	—	—
Other revenues	1,296	—	—	1,296	—

	1,296	—	—	1,296	—

Cost and Expenses
Cost of sales of real estate	7,749	59	11,047	7,690	(10,988)
Interest expense, net	6,511	7,641	903	(1,130)	6,738
Selling, general and administrative expenses	30,388	36,886	45,840	(6,498)	(8,954)
Impairment of goodwill	2,001	—	—	2,001	—
Other expenses	—	—	2,363	—	(2,363)

	46,649	44,586	60,153	2,063	(15,567)
Gain on bargain purchase of Bluegreen	183,138	—	—	183,138	—
Gain on settlement of investment in Woodbridge’s subsidiary	16,296	—	—	16,296	—
Equity in earnings from unconsolidated affiliates	32,276	8,844	10,224	23,432	(1,380)
Impairment of unconsolidated affiliates	(31,181)	(94,426)	—	63,245	(94,426)
Impairment of investments	(2,396)	(17,694)	—	15,298	(17,694)
Investment gains	6,654	2,076	1,295	4,578	781
Interest, dividend and other income	5,775	8,963	14,688	(3,188)	(5,725)

Income (loss) from continuing operations before income taxes	165,209	(136,823)	(33,946)	302,032	(102,877)
Less: Benefit for income taxes	(34,986)	(14,887)	(53,965)	(20,099)	39,078

Income (loss) from continuing operations	200,195	(121,936)	20,019	322,131	(141,955)
Extraordinary gain, net of income tax of $0 in 2008 and $1,509 in 2007	—	9,145	2,403	(9,145)	6,742

Net income (loss)	$200,195	(112,791)	22,422	312,986	(135,213)

     Other revenues for the year ended December 31, 2009 related to franchise revenues generated by Pizza Fusion totaling $1.3 million.
     Cost of sales of real estate for the year ended December 31, 2009 increased to $7.7 million as a result of a capitalized interest write-off in the amount of $7.7 million recorded in connection with the impairment charges of inventory of real estate recorded in Core and Carolina Oak. Cost of sales of real estate for the year ended December 31, 2008 was $59,000 and related to the expensing of interest previously capitalized as a result of sales at Core and Carolina Oak.

BFC Activities

     General and administrative expenses decreased $6.5 million to $30.4 million for the year ended December 31, 2009 compared to $36.9 million for 2008. The decrease was attributable to lower professional services as we incurred costs associated with certain of our securities investments in the year ended December 31, 2008 while these costs were not incurred in the year ended December 31, 2009, and lower severance charges related to the reductions in workforce associated with the bankruptcy filing of Levitt and Sons. In addition, we also had lower insurance costs, as Levitt and Sons’ related insurance costs were not incurred after June 30, 2008, and lower incentive expenses. These decreases were offset in part by incurred franchise expenses related to Pizza Fusion in the year ended December 31, 2009, compared to no franchise expenses in 2008 period as we acquired Pizza Fusion in September 2008.
     Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $7.4 million and $8.6 million for the years ended December 31, 2009 and 2008, respectively, while interest capitalized totaled $931,000 for the year ended December 31, 2009 and $927,000 for 2008. This resulted in interest expense of $6.5 million in the year ended December 31, 2009, compared to $7.6 million in 2008. The decrease in interest expense was mainly due to the repayment of an intersegment loan in June 2008, which resulted in lower interest expense in 2009, and lower interest rates in 2009 compared to 2008.
     During the year ended December 31, 2009, we experienced a write-off in goodwill related to our investment in Pizza Fusion in the amount of $2.0 million.
     Prior to the consolidation of Bluegreen into our consolidated financial statements on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting. Our interest in Bluegreen’s earnings during the period from January 1 through November 16, 2009 was $32.7 million (after the amortization of approximately $28.4 million related to the change in the basis as a result of the impairment charges on this investment during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009. For the year ended December 31, 2008, our interest in Bluegreen’s earnings was $9.0 million (after the amortization of approximately $9.2 million related to the change in the basis as a result of the impairment charge on this investment at September 30, 2008). We reviewed our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warranted for other-than-temporary declines in value. Based on the results of the evaluations of the investment in Bluegreen, other-than-temporary impairment charges of approximately $31.2 million and $94.4 million were recorded during the years ended December 31, 2009 and 2008, respectively. In the year ended December 31, 2007, no other-than-temporary charges related to the investment in Bluegreen were recorded.
     Investment gains were approximately $6.7 million for the year ended December 31, 2009 compared to $2.1 million in 2008. This increase was primarily due to a gain related to the sale of our shares in Office Depot during 2009. This was offset by a realized gain on the sale of publicly traded equity securities in 2008 of approximately $796,000 by venture partnership that BFC controls.
     Interest income was approximately $1.6 million for the year ended December 31, 2009 compared to $3.8 million in 2008. This decrease was primarily due to lower cash balances and lower interest rates in 2009 compared to 2008.
     Income tax benefit includes the amount of the expected refund from the Department of the Treasury of approximately $34.6 million. In November 2009, the Workers, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. The Act includes a provision that allows most businesses to elect to increase the net operating loss (“NOLs”) carryback period from two years under current law to as much as five years for NOLs generated in either 2008 or 2009 (but not both). BFC anticipates that this election will benefit the Company by allowing it to carryback Woodbridge’s NOLs that were generated in 2008 and obtain refunds of taxes paid in the carryback years.

BFC Activities

For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     Cost of sales of real estate decreased to $59,000 for the year ended December 31, 2008 from $11.0 million in the same 2007 period. Cost of sales of real estate was comprised of the expensing of interest previously capitalized in 2008 and 2007 and also included in 2007 capitalized interest impairment charges related to the cessation of development on certain Levitt and Sons’ projects in the third quarter of 2007.
     General and administrative expenses decreased $8.9 million to $36.9 million for the year ended December 31, 2008 compared to $45.8 million for the same 2007 period. The decrease was attributable to decreased compensation and benefits expenses, decreased office related expenses and decreased severance charges related to the reductions in workforce associated with the bankruptcy filing of Levitt and Sons in 2007. The decrease in compensation, benefits and office related expenses was attributable to lower headcount. These decreases were offset in part by increases in professional fees associated with our securities investments and the bankruptcy filing of Levitt and Sons, and increased insurance costs due to the absorption of certain of Levitt and Sons’ insurance costs.
     Interest incurred totaled $8.6 million and $10.2 million for the years ended December 31, 2008 and 2007, respectively, while interest capitalized totaled $927,000 for the year ended December 31, 2008 and $9.3 million for the same 2007 period. This resulted in interest expense of $7.6 million in the year ended December 31, 2008, compared to $903,000 in the same 2007 period. The increase in interest expense was due to the completion of certain phases of development associated with our real estate inventory late in 2007, which resulted in a decreased amount of assets which qualified for interest capitalization and, therefore, the expensing of the related interest was only recorded in the fourth quarter of 2007 compared to the full year of 2008. The increase in interest incurred was attributable to higher average debt balances for the year ended December 31, 2008 compared to 2007, offset in part by lower average interest rates.
     We did not incur other expenses in the year ended December 31, 2008. Other expenses for the year ended December 31, 2007 were $2.4 million and consisted of a surety bonds accrual and a write-off of leasehold improvements. In 2007, we recorded $1.8 million in surety bonds accrual related to certain bonds where management considered it probable that reimbursement of the surety under the applicable indemnity agreement would be required. In addition to the surety bond accrual, we also recorded a write-off of leasehold improvements as we vacated certain leased space as part of our workforce reductions and the Levitt and Sons bankruptcy. Leasehold improvements in the amount of $564,000 related to this vacated space will not be recovered and were written off in the year ended December 31, 2007.
     Bluegreen reported a net loss for the year ended December 31, 2008 of $516,000, compared to net income of $31.9 million in 2007. For the year ended December 31, 2008, our interest in Bluegreen’s earnings was $9.0 million (after the amortization of approximately $9.2 million related to the change in the basis as a result of the impairment charge on this investment at September 30, 2008), compared to $10.3 million in 2007. We reviewed our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warranted for other-than-temporary declines in value. Based on the evaluations performed, we recorded an other-than-temporary impairment charge of $53.6 million at September 30, 2008 and an additional other-than-temporary impairment charge of $40.8 million at December 31, 2008. See Note 14 of the “Notes to Consolidated Financial Statements” included in Item 8 for further details of the impairment analysis of our investment in Bluegreen.

BFC Activities

2008 and 2007 Step acquisitions — Purchase Accounting
     The acquisitions in 2008 and 2007 of additional shares of BankAtlantic Bancorp’s and Woodbridge’s Class A Common Stock, respectively, were accounted for as step acquisitions under the purchase method of accounting. Accordingly, the assets and liabilities acquired have been revalued to reflect market values at the respective dates of acquisition. For further information see Note 4 of the “Notes to Consolidated Financial Statements”. The discounts and premiums arising as a result of such revaluations are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting increased our consolidated net loss during 2009 by approximately $5.9 million, comprised primarily of an approximately $8.9 million purchase accounting associated with Core’s real estate impairment, partially offset by the effect of purchase accounting associated with property and equipment of approximately $1.2 million, loans receivable of approximately $2.2 million and goodwill of approximately $583,000. In 2008, the net impact of purchase accounting decreased our consolidated net loss by approximately $8.4 million, of which approximately $4.7 million and $1.7 million was due to effects of purchase accounting associated with the investment in Bluegreen and goodwill, respectively. There were no purchase accounting adjustments in 2007.
BFC Activities- Liquidity and Capital Resources
     As of December 31, 2009 and 2008, we had cash, cash equivalents and a short term investment in certificates of deposit totaling approximately $45.1 million and $117.2 million, respectively. During the third quarter of 2009, funds were used to purchase 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock through participation in BankAtlantic Bancorp’s rights offering for an aggregate purchase price of $29.9 million. The remaining decrease in cash and equivalents during the year ended December 31, 2009 primarily related to the purchase of 7.4 million shares of the common stock of Bluegreen for an aggregate purchase price of approximately $23 million on November 16, 2009 and general and administrative expenses.
     BFC’s acquisition of 14.9 million additional shares of BankAtlantic Bancorp’s Class A Common Stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 7% to 37% and increased BFC’s voting interest in BankAtlantic Bancorp by approximately 7% to 66%. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock, and BFC does not expect to receive cash dividends from BankAtlantic Bancorp for the foreseeable future.
     On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s common stock, which increased our ownership in Bluegreen’s common stock from 9.5 million shares, or 29% of Bluegreen outstanding common stock, to 16.9 million shares, or 52%. As a result of the purchase, we have a controlling interest in Bluegreen and, accordingly, since November 16, 2009 have consolidated Bluegreen’s results into our financial statements.
     BFC’s principal source of liquidity is our available cash, short-term investments, dividends or distributions from Woodbridge, dividends from Benihana and other investments, as well as amounts paid by affiliates relating to our shared service operations from our affiliated companies. We may use these funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments or to otherwise fund operations.
     We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, which may include proceeds from the disposition of certain properties or investments, will provide for anticipated near-term liquidity needs. We expect to meet our long-term liquidity requirements through the foregoing, as well as, if necessary, long-term secured and unsecured indebtedness, future issuances of equity and/or debt securities or the sale of assets, as determined to be appropriate by the Company’s board of directors and management.

BFC Activities

     Woodbridge has been declared in default of its loan in the amount of $37.2 million that is collateralized by the Carolina Oak property. Subsequently, the lender was taken over by the FDIC and accordingly, the FDIC now holds the loan. While there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge is negotiating with representatives of the FDIC in an effort to bring about a satisfactory conclusion with regard to that debt. However, the outcome of the negotiation is uncertain.
     During 2008, Woodbridge entered into a settlement agreement, as amended (the “Settlement Agreement”), with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay $8 million to the Debtors’ bankruptcy estates, establish a $4.5 million release fund to be disbursed to third party creditors in exchange for a third party release and injunction, pay an additional $300,000 to a deposit holders fund and waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (ii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. The Settlement Agreement also provided that if, within one year after the Bankruptcy Court’s confirmation of the Settlement Agreement, Section 172 of the Internal Revenue Code was amended to permit a carry back of tax losses from calendar years 2007 or 2008 to one or more years preceding calendar year 2005, then Woodbridge would share a portion of any resulting tax refund with the Debtors and the Joint Committee based on an agreed upon formula. The Settlement Agreement was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement) was recognized into income in year ended December 31, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. As discussed above we will be allowed to increase our NOL carryback period to as much as five years for NOLs generated in 2008 or 2009 and obtain refunds of taxes paid in the newly included carryback years of approximately $34.6 million. As described above, under the terms of the Settlement Agreement, a portion of the refund, upon receipt, will be payable to the Levitt and Sons estate. Accordingly, in the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund pursuant to the Settlement Agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was $29.7 million.
     On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. In 2008, we repurchased 100,000 shares of Class A Common Stock at an aggregate cost of $54,000 under the prior program. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the year ended December 31, 2009.
     As discussed above, on September 21, 2009, BFC and Woodbridge consummated their previously announced merger pursuant to which Woodbridge merged with and into a wholly-owned subsidiary of BFC. In connection with the merger, Dissenting Holders who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock exercised their appraisal rights and are entitled to receive an amount equal to the fair value of their shares calculated in accordance with Florida law. Since these Dissenting Holders have not withdrawn their demands, the Company canceled and retired the 14,524,557 shares of the Company’s Class A Common which the Dissenting Holders would have been entitled to receive in exchange for their shares of Woodbridge’s Class A Common Stock. During the fourth quarter of 2009, the Company recorded a liability of approximately $4.6 million, which represented, in the aggregate, Woodbridge’s offer of $1.10 per share to the Dissenting Holders with a corresponding reduction to the Company’s additional paid-in capital. Each Dissenting Holder rejected Woodbridge’s offer of $1.10 per share. The appraisal rights litigation is ongoing and the results are uncertain, and there is no assurance that the actual payment that we may be required to make will not exceed the amount accrued.

BFC Activities

     On June 21, 2004, the Company sold 15,000 of its 5% Preferred Stock to an investor group in a private offering. The Company’s 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices ranging from $1,025 per share for the year 2010 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. Since June 2004, the Company has paid quarterly dividends on the 5% Preferred Stock of $187,500. On December 17, 2008, the Company amended (the “Amendment”) certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana’s Convertible Preferred Stock, (ii) the Company sells any shares of Benihana’s Common Stock received upon conversion of Benihana’s Convertible Preferred Stock or (iii) Benihana redeems any shares of its Convertible Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on its 5% Preferred Stock, the Amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s Common Stock received by the Company upon conversion of Benihana’s Convertible Preferred Stock.
     The Company owns 800,000 shares of Benihana’s Convertible Preferred Stock, which it purchased for $25.00 per share. The Convertible Preferred Stock is convertible into Benihana’s common stock. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximate 19% voting interest and an approximate 9% economic interest in Benihana’s capital stock. The Company has the right to receive cumulative quarterly dividends at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter in dividends on Benihana’s Convertible Preferred Stock. The Convertible Preferred Stock is subject to mandatory redemption of $20 million plus accumulated dividends on July 2, 2014 unless we elect to extend the mandatory redemption date to a date no later than July 2, 2024.
     On March 31, 2008, the membership interests of two of the Company’s indirect subsidiaries which owned two South Florida shopping centers were sold to an unaffiliated third party. The Company received proceeds of approximately $1.3 million in connection with the sale and BFC was relieved of its guarantee related to the loans collateralized by the shopping centers. BFC believes that any possible remaining obligations are both remote and immaterial.
     At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”) had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $2.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 8.5% of the current indebtedness of the property. In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as partner of the limited partnership and transferred its 10% interest to another unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. If the partner is unable to secure such a release, that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts on our financial statements at December 31, 2009 for this joint venture.
     A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. At December 31, 2009 and 2008, the carrying amount of this investment was approximately $690,000 and $743,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.

BFC Activities

     A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At December 31, 2009 and 2008, the carrying amount of this investment was approximately $319,000 and $485,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
     No amounts are recorded in the Company’s financial statements for the obligations associated with the above guarantees (including the transaction associated with the transfer of BFC/CCC’s wholly-owned subsidiary’s 10% ownership interest) based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Real Estate

Real Estate Operations Segment
     The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities are concentrated in Florida and South Carolina and have included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties and office space, and include the operations of Core, the operations of Carolina Oak, which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings, which engages in leasing activities.
     Levitt and Sons was also included in the Real Estate Operations segment prior to November 9, 2007 at which time it filed a voluntary bankruptcy petition and was deconsolidated from our audited consolidated financial statements. Levitt Commercial was also included in this segment until it ceased development activities after it sold all of its remaining units in 2007.
Executive Overview
     Woodbridge’s operations historically were concentrated in the real estate industry which is cyclical in nature. In 2009, the real estate markets continued to experience a significant downturn. Demand for residential and commercial inventory in Florida and South Carolina remained weak and land sales continued to decline. Sales of real estate at Core for the years ended December 31, 2009, 2008 and 2007were $6.3 million, $11.3 million and $16.6 million, respectively. The decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core severely limited its development expenditures in Tradition, Florida and completely discontinued development activity in Tradition Hilton Head. The value of Core’s assets were significantly impaired, resulting in impairment charges relating to those assets of $78.0 million, which includes $13.6 million of impairment charges related to assets held for sale during 2009. Core is currently in default under the terms of all of its loans which have an aggregate outstanding principal amount of $209.9 million, including $71.6 million of loans attributable to assets held for sale. Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets in return for a release. As of February 5, 2010, a significant portion of the land in Tradition Hilton Head had been placed under the control of a court appointed receiver. Further, Core has accepted an offer to sell its commercial leasing projects, which has been approved by the lender with substantially all of the proceeds going to satisfy its obligations to the lender. Negotiations continue on all of Core’s obligations, however, there is no assurance that Core will be successful in restructuring any or all of its outstanding debt.
     The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, a further deterioration in consumer confidence, an overall softening of demand for new homes, a decline in the overall economy, increasing unemployment, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. As previously described in this document, the $37.2 million loan that is collateralized by the Carolina Oak property was declared to be in default by the lender. Subsequently, the lender was taken over by the FDIC and accordingly, the FDIC now holds the loan.. Woodbridge is negotiating with representatives of the FDIC in an effort to bring about a satisfactory resolution with regard to that debt; however, the outcome of the negotiation is uncertain.
     See Note 22 of the “Notes to Consolidated Financial Statements” included in Item 8 of this report for a detailed description of Core’s and Woodbridge’s indebtedness.
     In conjunction with the reduced activity at Core and in light of current market conditions, management made the decision to further reduce Core’s headcount by 41 employees in 2009 and recorded severance charges of approximately $1.3 million in the fourth quarter of 2009.
     On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s common stock for an aggregate purchase price of approximately $23 million, which increased our ownership in Bluegreen from 9.5 million shares, or 29%, to 16.9 million shares or 52%. As a result of the purchase, we have a controlling interest in Bluegreen and, accordingly, have consolidated Bluegreen’s results since November 16, 2009 into our financial statements.

Real Estate

Financial and Non-Financial Metrics
     Performance and prospects are evaluated using a variety of financial and non-financial metrics. The key financial metrics utilized to evaluate historical operating performance include revenues from sales of real estate, margin (which we measure as revenues from sales of real estate minus cost of sales of real estate), margin percentage (which we measure as margin divided by revenues from sales of real estate), net (loss) income and return on equity. We also continue to evaluate and monitor selling, general and administrative expenses as a percentage of revenue, our ratios of debt to total capitalization and our cash requirements. Non-financial metrics used to evaluate historical performance include saleable acres in Core and the number of acres in our backlog. In evaluating future prospects, management considers financial results as well as non-financial information such as acres in backlog (measured as land subject to an executed sales contract). Cash requirements are also considered when evaluating future prospects, as are general economic factors and interest rate trends. These metrics are not an exhaustive list, and management may from time to time utilize different financial and non-financial information or may not use all of the metrics mentioned above.
Real Estate Operations

	Year Ended December 31,			2009	2008
				vs. 2008	vs. 2007
	2009	2008	2007	Change	Change
	(Dollars in thousands)
Revenues
Sales of real estate	$6,605	13,752	410,849	(7,147)	(397,097)
Other revenues	2,312	3,033	6,088	(721)	(3,055)

Total revenues	8,917	16,785	416,937	(7,868)	(400,152)

Costs and expenses
Cost of sales of real estate	82,105	22,724	565,759	59,381	(543,035)
Selling, general and administrative expenses	16,343	20,648	85,758	(4,305)	(65,110)
Interest expense	5,822	2,075	10,208	3,747	(8,133)
Other expenses	5,433	—	1,566	5,433	(1,566)

Total costs and expenses	109,703	45,447	663,291	64,256	(617,844)

Interest income	141	1,938	4,520	(1,797)	(2,582)
Other income	385	1,403	6,971	(1,018)	(5,568)

Loss from continuing operations before income taxes	(100,260)	(25,321)	(234,863)	(74,939)	209,542
Provision for income taxes	—	—	(5,377)	—	5,377

Loss income from continuing operations	(100,260)	(25,321)	(240,240)	(74,939)	214,919

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(15,632)	2,783	1,765	(18,415)	1,018

Net loss	$(115,892)	(22,538)	(238,475)	(93,354)	215,937

     As of November 9, 2007, the accounts of Levitt and Sons were deconsolidated from our consolidated statements of financial condition and statements of operations. Therefore, the financial data in the preceding table related to Levitt and Sons reflected operations through November 9, 2007, and no results of operations or financial metrics related to Levitt and Sons were included for the years ended December 31, 2009 or 2008.

Real Estate

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
     Revenues from sales of real estate decreased to $6.6 million for the year ended December 31, 2009 from $13.8 million for 2008. Revenues from sales of real estate for the years ended December 31, 2009 and 2008 were comprised of land and home sales, recognition of deferred revenue and look back revenue. During the year ended December 31, 2009, Core sold approximately 13 acres, generating revenues of approximately $1.1 million, compared to the sale of approximately 35 acres, which generated revenues of approximately $9.1 million, net of deferred revenue, in 2008. Core recognized deferred revenue on previously sold land of approximately $5.3 million for the year ended December 31, 2009, compared to approximately $1.9 million in 2008. Look back revenues for the years ended December 31, 2009 and 2008 were approximately $32,000 and $145,000, respectively. We also earned $320,000 in revenues in 2009 from sales of real estate as a result of 1 unit sold in Carolina Oak, compared to revenues from sales of real estate of $2.5 million in 2008 as a result of 8 units sold in Carolina Oak.
     Other revenues decreased to $2.3 million for the year ended December 31, 2009 compared to $3.0 million for 2008. The decrease in other revenues was primarily due to a decrease in marketing fees collected at Core Communities and fewer impact fees earned in 2009 compared to 2008.
     Cost of sales of real estate increased to $82.1 million for the year ended December 31, 2009 from $22.7 million for 2008 due to impairment charges of $80.3 million associated with inventory of real estate recorded in 2009 compared to $13.7 million in impairment charges of inventory of real estate in 2008. Costs of sales of real estate before impairment charges for the years ended December 31, 2009 and 2008 were $1.8 million and $9.0 million, respectively. The decrease in cost of sales of real estate excluding impairment charges was due to a decrease in sales of real estate at Core and Carolina Oak in 2009 compared to 2008.
     Selling, general and administrative expenses decreased to $16.3 million for the year ended December 31, 2009 from $20.6 million for 2008. The decrease was a result of, among other things, lower sales and marketing expenses as a result of a reduced marketing budget, lower developer expenses related to property owner associations in Tradition, Florida, lower compensation and benefits expense, and lower office related expenses. These decreases were partially offset by an increase in severance charges as a result of reductions in force at Core in 2009 and an increase in property tax expense.
     Interest incurred totaled $7.8 million for the year ended December 31, 2009 and $11.0 million for 2008. Interest capitalized totaled $2.0 million for the year ended December 31, 2009 and $8.9 million for 2008. Net interest expense increased in the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of the Company’s decision to stop the capitalization of interest in light of the significantly reduced development activities in Florida and the ceasing of development activities in South Carolina. The increase was partially offset by lower interest rates during the year ended December 31, 2009 compared to 2008. Historically, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2009 and 2008 included previously capitalized interest of approximately $64,000 and $268,000, respectively.
     Other expense for the year ended December 31, 2009 related to $5.4 million of impairment charges recorded to reduce the carrying value of Core and Carolina Oak’s property and equipment to their respective fair value.
     Interest income decreased to $141,000 during year ended December 31, 2009 from $1.9 million during 2008. This decrease was mainly due to the repayment of an intersegment loan in June 2008, of which the related interest was eliminated in consolidation, lower interest rates as well as a decrease in cash balances for the year ended December 31, 2009 compared to 2008.
     Other income decreased to $385,000 during the year ended December 31, 2009 from $1.4 million during 2008. This decrease was mainly due to less forfeited deposits in 2009 compared to 2008.

Real Estate

     Income from discontinued operations, which relates to the income generated by Core’s Projects, decreased to a loss of $15.6 million in the year ended December 31, 2009 from income of $2.8 million in 2008. The decrease was mainly due to impairment charges in the amount of $13.6 million recorded in the year ended December 31, 2009 compared to no impairment charges recorded in 2008. In addition, three ground lease parcels comprised of approximately 5 acres were sold in 2008 and were accounted for as discontinued operations and resulted in a $2.5 million gain on sale of real estate assets for the year ended December 31, 2008, compared to no comparable sales in discontinued operations in 2009.
For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
     Revenues from sales of real estate decreased to $13.8 million for the year ended December 31, 2008 from $410.8 million for the year ended December 31, 2007. This decrease was primarily attributable to the deconsolidation of Levitt and Sons at November 9, 2007 as well as a decrease in sales of real estate at Core and Levitt Commercial. Levitt and Sons’ revenues from sales of real estate amounted to $387.7 million in 2007. Revenues from sales of real estate for the year ended December 31, 2008 at Core decreased to $11.3 million, from $16.6 million in 2007 reflecting the sale of approximately 35 acres in 2008 compared to 40 acres in 2007. For the year ended December 31, 2008, we earned revenues from sales of real estate at Carolina Oak of $2.5 million reflecting the delivery of 8 units, while revenues from sales of real estate at Levitt Commercial for the year ended December 31, 2007 were $6.6 million reflecting the delivery of 17 units in 2007. Levitt Commercial completed the sale of all remaining flex warehouse units in inventory in 2007 and ceased development activities thereafter.
     Other revenues decreased $3.1 million to $3.0 million for the year ended December 31, 2008, compared to $6.1 million during the year ended December 31, 2007. The decrease was primarily due to decreased title and mortgage operations revenues associated with Levitt and Sons as it was not included in the consolidated results of operations for the year ended December 31, 2008. In addition, there was decreased marketing income associated with Tradition, Florida.
     Cost of sales of real estate increased to $22.7 million during the year ended December 31, 2008, as compared to $13.2 million (excluding cost of sales, which included impairment provisions, associated with Levitt and Sons) for the year ended December 31, 2007 primarily as a result of impairment charges related to Carolina Oak’s inventory of real estate recorded in 2008 compared to no impairment charges recorded at Carolina Oak in 2007. The increase was offset in part by a decrease in sales of real estate at Core and Levitt Commercial. Cost of sales of real estate at Core decreased as we sold approximately 35 acres in the year ended December 31, 2008, compared to approximately 40 acres in 2007. We delivered 8 units at Carolina Oak in the year ended December 31, 2008, compared to the delivery of 17 units at Levitt Commercial in 2007.
     Selling, general and administrative expenses decreased $65.1 million to $20.6 million during the year ended December 31, 2008 compared to $85.8 million during the year ended December 31, 2007. This decrease was primarily related to the deconsolidation of Levitt and Sons at November 9, 2007. Selling, general and administrative expenses attributable to Levitt and Sons in the year ended December 31, 2007 were $66.6 million. Selling, general and administrative expenses, excluding those attributable to Levitt and Sons, increased slightly in 2008 compared to 2007 totaling $20.6 million in the year ended December 31, 2008, and $19.2 million in 2007. We incurred higher property tax expense due to less acreage in active development and higher expenses related to the support of community and commercial associations in our master-planned communities at Core as well as higher other administrative expenses associated with marketing activities in South Carolina in 2008 compared to 2007. In addition, insurance costs were higher due to the absorption of certain of Levitt and Sons’ insurance costs. The above increases were offset by lower office related expenses, decreased severance charges and decreased employee compensation, benefits and incentives expense reflecting a lower associate headcount in the year ended December 31, 2008 compared to 2007 as a result of staff reductions.
     Interest expense consists of interest incurred minus interest capitalized. Interest incurred for the years ended December 31, 2008 and 2007 totaled $11.0 million and $44.1 million, respectively, while interest capitalized totaled $8.9 million for the year ended December 31, 2008 compared to $33.9 million in 2007. Interest expense for the year ended December 31, 2008 was $2.1 million compared to $10.2 million in 2007. The decrease in interest expense was primarily the result of interest expense related to intersegment loans recorded in the year ended December 31, 2007, which was eliminated in consolidation, whereas no comparable interest expense related to intersegment loans existed in 2008. This decrease in interest expense was partly offset by the completion of certain phases of development associated with our real estate inventory late in 2007, which resulted in a decreased amount of assets which qualified for interest capitalization and, therefore, the expensing of the related interest was only recorded in the fourth quarter of 2007 compared to the full year of 2008. Interest incurred was lower mainly due to decreases in the average interest rates on our debt and lower outstanding balances of notes and mortgage notes payable primarily due to the deconsolidation of Levitt and Sons at November 9, 2007. At the time of land or home sales, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2008 and 2007 included previously capitalized interest of approximately $268,000 and $16.1 million, respectively.

Real Estate

     We did not incur other expenses in the year ended December 31, 2008. Other expenses of $1.6 million for the year ended December 31, 2007 mostly related to title and mortgage expenses in Levitt and Sons for closing costs and title insurance costs for closings processed internally.
     Interest income decreased to $1.9 million in the year ended December 31, 2008, from $4.5 million in 2007. This decrease was mainly related to lower intersegment interest income, which was eliminated in consolidation, related to an intersegment loan which was repaid in 2008 resulting in less intersegment interest income recorded in 2008 compared to the full year of 2007.
     Other income decreased to $1.4 million in the year ended December 31, 2008, from $7.0 million in 2007. This decrease was mainly related to a $5.8 million decrease in forfeited deposits in 2008 due to the deconsolidation of Levitt and Sons at November 9, 2007. This decrease was partly offset by higher forfeited deposits at Core.
     Income from discontinued operations, which relates to the income generated by Core’s Projects, increased to $2.8 million in the year ended December 31, 2008 from $1.8 million in the same 2007 period. The increase was mainly due to the sale of three ground lease parcels comprised of approximately 5 acres which resulted in a $2.5 million gain on sale of real estate assets accounted for as discontinued operations and increased commercial lease activity as a result of the opening of the Landing at Tradition retail power center in late 2007. These increases were partly offset by an increase in selling, general and administrative expenses in 2008 compared to 2007 mainly as a result of a depreciation recapture recorded in the fourth quarter of 2008.
     The following table shows Core’s operational data for the years ended December 31, 2009, 2008 and 2007:

	Twelve Months
	Ended December 31,			2009 vs.	2008 vs.
	2009	2008	2007	2008	2007
Acres sold (a)	28	40	40	12	—
Margin percentage (b) (c)	N/A	41.1%	55.0%	N/A	(13.9)%
Unsold saleable acres	6,611	6,639	6,679	(28)	(40)
Acres subject to sales contracts — third parties (d)	8	10	259	(2)	(249)
Aggregate sales price of acres subject to sales contracts to third parties (in thousands) (d)	$—	1,050	77,888	(1,050)	(76,838)

(a)	Includes 15 acres donated to the City of Port St. Lucie in the fourth quarter of 2009.

(b)	Includes revenues from lot sales, look back provisions and recognition of deferred revenue associated with sales in prior periods.

(c)	Margin percentage for the year ended December 31, 2009 was not a meaningful measure since $63.3 million of impairment charges were recorded in Core’s cost of sales of real estate.

(d)	As of December 31, 2009, approximately 8 acres were subject to a sales contract with a sales price of approximately $2.5 million at a cost of approximately $2.2 million. The sale is contingent upon the purchaser obtaining financing and, if consummated on the contemplated terms, would not result in a loss.
     The value of acres subject to third party sales contracts was approximately $2.5 million at December 31, 2009 compared to $1.1 million at December 31, 2008. While backlog is not an exclusive indicator of future sales activity, it provides an indication of potential future sales activity.

Real Estate

Core’s Liquidity and Capital Resources
     At December 31, 2009 and December 31, 2008, Core had cash and cash equivalents of $2.9 million and $16.9 million, respectively. Cash decreased $14.0 million during the year ended December 31, 2009 primarily as a result of cash used to fund the development of Core’s projects and payments of interest on its outstanding debt as well as selling, general and administrative expenses. Core’s cash balance at December 31, 2008 reflected Core’s receipt of a repayment from Woodbridge of a $40 million intercompany loan during the second quarter of 2008, partially offset by a $30 million dividend payment from Core to Woodbridge during the fourth quarter of 2008. At December 31, 2009, Core had no immediate availability under its various lines of credit.
     During 2009, the recession continued and the demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core has severely limited its development expenditures in Tradition, Florida and has completely discontinued development activity in Tradition Hilton Head. Its assets have been impaired significantly and in an effort to bring about an orderly liquidation without a bankruptcy filing, Core commenced negotiations with all of its lenders to restructure its outstanding debt in light of its cash position and to liquidate its assets in an orderly way. Core is currently in default under the terms of all of its outstanding debt totaling approximately $209.9 million (including loans associated with assets held for sale). Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets. As of February 5, 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head had been placed under the control of a court appointed receiver. While negotiations with the lender continue, there is no assurance that Core will be successful in restructuring any or all of its outstanding debt. In consideration of the foregoing, we evaluated Core’s real estate inventory for impairment on a project-by-project basis. As a result of the impairment analyses performed, we recorded impairment charges of $63.3 million to reduce the carrying amount of Core’s inventory to its fair value at December 31, 2009.
     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding is scheduled in three installments: the first installment of $100,000 was due October 21, 2009; the second installment of $450,000 was due on January 1, 2010; and the final installment was due on April 1, 2010. Additionally, Core is obligated to fund certain staffing costing $200,000 under the terms of this agreement. Core did not pay any of the required installments and has not funded the $200,000 payment for staffing. On November 5, 2009, Core received a notice of default from the city for non payment. Core is in discussions with one of its lenders to fund the required payments out of an interest reserve account established under its loan agreement with the lender while it seeks to resolve this issue. However, in the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city which could result in a loss of entitlements associated with the development project.
     In December 2009, Core reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. The assets are available for immediate sale in their present condition and Core determined that it is probable that it will sell the Projects in 2010. Due to this decision, the assets associated with the Projects that are for sale have been classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets Core has accepted an offer to sell the Projects, which has been approved by the lender with substantially all of the proceeds going to satisfy its obligations to the lender. However, there can be no assurance that the transaction will close or that the lender will release Core from its obligations. See Note 12 of the “Notes to Consolidated Financial Statements” for further information.
     Based on an ongoing evaluation of its cost structure and in light of current market conditions, Core reduced its head count by 41 employees during 2009, resulting in approximately $1.3 million in severance charges which were recorded during the fourth quarter of 2009.

Real Estate

     The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and as they arise. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and there is no assurance that Woodbridge will provide any funds to Core. Core’s results are reported in the Real Estate Operations segment in Note 34 of the “Notes to Consolidated Financial Statements” included in Item 8 of this report. Core’s financial information included in the consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty.
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
     Core’s bond financing at December 31, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $170.8 million and $130.5 million, respectively. Bond obligations at December 31, 2009 mature in 2035 and 2040. As of December 31, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the years ended December 31, 2009, 2008 and 2007, Core recorded a liability of approximately $693,000, $584,000 and $1.3 million, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. Based on Core’s approximate 91% ownership of property within the special assessment district as of December 31, 2009, it will be responsible for the payment of approximately $10 million in assessments by March 2011. If Core sells land within the special assessment district and reduces its ownership percentage, the potential payment of approximately $10 million would decrease in relation to the decrease in the ownership percentage. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with accounting guidance for real estate, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of December 31, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million, of which $3.1 million is included in the liabilities related to assets held for sale in the accompanying consolidated statements of financial condition as of December 31, 2009 and December 31, 2008.

Real Estate

     The following table summarizes our Real Estate and Other contractual obligations (excluding Bluegreen) as of December 31, 2009 (in thousands):

	Payments due by period
		Less than	13 - 36	37 - 60	More than
Category (1)	Total	12 Months	Months	Months	60 Months
Long-term debt obligations (2)	$272,400	175,757	501	546	95,596
Interest payable on long-term debt (3)	191,294	7,883	15,755	15,699	151,957
Operating lease obligations	1,131	865	207	59	—
Long-term debt obligations associated with assets held for sale	74,748	71,698	110	124	2,816
Severance related termination obligations	1,114	1,114	—	—	—

Total obligations	$540,687	257,317	16,573	16,428	250,369

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Interest payable on these long-term debt obligations is the interest that will be incurred related to the outstanding debt. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion. Long-term debt obligations and long-term debt obligations associated with assets held for sale include defaulted loans totaling approximately $247.0 million as of December 31, 2009 of which repayment of the outstanding debt was accelerated by the lender and is currently being shown as immediately due and payable in less than 12 months. See Note 2 of the “Notes to Consolidated Financial Statements” included in Item 8 of this report for more information regarding the defaulted loans.

(2)	These amounts represent scheduled principal payments.

(3)	Excludes interest payable associated with defaulted loans as of December 31, 2009 mentioned above.
     In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits in accordance with accounting guidance for uncertainty in income taxes, which provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
     Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), had advertising agreements pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. The advertising agreement was terminated during the first quarter of 2010 based on TDC’s default for non-payment. TDC is contractually obligated to pay all amounts due under the agreement at the time of termination which is estimated to be approximately $250,000.
     We have future obligations relating to the termination of facilities associated with property and equipment leases that we had entered into that are no longer providing a benefit to us, as well as termination fees related to contractual obligations we cancelled. As of December 31, 2009, these obligations amounted to $240,000 and are included under “Operating lease obligations” in the table above.
     At December 31, 2009 and 2008, Woodbridge had outstanding surety bonds of approximately $860,000 and $8.2 million, respectively, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. It is estimated that approximately $495,000 of work remains to complete these improvements and it is not currently anticipated that any outstanding surety bonds will likely be drawn upon.
     In the ordinary course of business, Core sells land to third parties where obligations exist to complete site development and infrastructure improvements subsequent to the sale date. Future development and construction obligations amounted to $2.1 million at December 31, 2009. The timing of future development will depend on factors such as the timing of future sales, demographic growth rates in the areas in which these obligations occur and the impact of any future deterioration or improvement in the local real estate market.

Real Estate

     Levitt and Sons had approximately $33.3 million of surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $8.0 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. As of December 31, 2009 and 2008, Woodbridge had $527,000 and $1.1 million, respectively, in surety bond accruals at Woodbridge related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $348,000 and $532,000 during the years ended December 31, 2009 and 2008, respectively, in accordance with the indemnity agreement for bond claims paid during the period, while no reimbursements were made in 2007. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $527,000 accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and Woodbridge initiated a lawsuit against the municipality. Woodbridge does not believe a loss is probable and accordingly have not accrued any amount related to this claim. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit as security while the matter is litigated with the municipality, and Woodbridge has complied with that request.
     On November 9, 2007, Woodbridge put in place an employee fund and offered up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits paid by Levitt and Sons to those employees. Levitt and Sons was restricted in the payment of termination benefits to its former employees by virtue of the Chapter 11 Cases. In 2009, Core reduced its workforce by approximately 41 employees mainly as a result of the challenging conditions in the real estate market and the negative impact it has had on Core’s liquidity. Woodbridge incurred severance and benefits related restructuring charges in the year ended December 31, 2009 of approximately $1.4 million, while Woodbridge incurred charges of approximately $2.2 million during the year ended December 31, 2008. For the year ended December 31, 2009, Woodbridge paid approximately $415,000 in severance and termination charges related to the above described employee fund or for employees other than Levitt and Sons employees while it paid approximately $4.1 million in severance and termination charges in the same 2008 period. Employees entitled to participate in the fund either received a payment stream, which in certain cases extends over two years, or a lump sum payment, dependent on a variety of factors.

Real Estate

Bluegreen
The Company’s consolidated financial statements for the year ended December 31, 2009 include the results of operations of Bluegreen from November 16, 2009, the date on which the Company acquired additional shares of Bluegreen’s common stock resulting in the Company having a controlling interest in Bluegreen, through December 31, 2009. Bluegreen’s results of operations for the Bluegreen Interim Period are reported through two reportable segments which are Bluegreen Resorts and Bluegreen Communities. In prior periods, our earnings attributable to Bluegreen were reported as part of Woodbridge other operations, which is currently included in the BFC Activities segment.
     In response to conditions in the economy and real estate and credit markets, Bluegreen’s focus has been on efforts to improve its cash flows from operations by deliberately reducing the number of VOI sales transactions for which it provides financing and to increase its selling and marketing efficiencies in the Bluegreen Resorts segment. Bluegreen also made a decision to pursue opportunities to grow its cash fee-based service businesses. While Bluegreen cash flows from operations and the Bluegreen Resorts segment operating margin reflects the success of these efforts, the Bluegreen Communities segment continued to struggle given the low consumer demand for homesites.
     The following table details the contribution to consolidated sales of real estate by the reportable segments for the Bluegreen Interim Period (in thousands, except percentage amounts):

	Bluegreen Interim Period
	Sales of real estate	% of total sales
Bluegreen Resorts	$15,251	83%
Bluegreen Communities	3,139	17%

Total	$18,390	100%

     As discussed further under “Liquidity and Capital Resources”, Bluegreen Resorts sales operations are materially dependent on the availability of liquidity in the credit markets. Historically, Bluegreen has provided financing to a significant portion of its Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, with the balance being financed over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, Bluegreen has historically maintained credit facilities pursuant to which Bluegreen pledged or sold its consumer note receivables. Furthermore, Bluegreen also engaged in private placement term securitization transactions to periodically pay down all or a portion of its note receivable credit facilities.
     There has been and continues to be an unprecedented disruption in the credit markets that has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more expensive. For most of 2009, the term securitization market was severely limited and, as a result, financial institutions have been and continue to be reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of Bluegreen’s lenders, have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable to Bluegreen.

Real Estate

     While Bluegreen believes that the market for its Resorts product remains relatively strong, Bluegreen is continuing to deemphasize sales to conserve cash because of the uncertainties in the credit markets. In an effort to conserve cash and availability under Bluegreen receivables credit facilities, Bluegreen implemented strategic initiatives which have included closing certain sales offices; eliminating what they identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as pursuing other cash-based services; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards; and increasing interest rates on new sales transactions for which Bluegreen provides financing. Bluegreen’s goal is to reduce the number of sales while increasing the ultimate profitability of the sales it makes. Additional information on Bluegreen’s strategic initiatives is provided in “Liquidity and Capital Resources” below. Bluegreen believes that it has adequate timeshare inventory to satisfy its projected sales for 2010 and based on anticipated sales levels, for a number of years thereafter.
     Bluegreen continues to actively pursue additional credit facility capacity, capital markets transactions, and alternative financing solutions, and hopes that the steps being taken will position Bluegreen to maintain its existing credit relationships as well as attract new sources of capital. Regardless of the state of the credit markets, Bluegreen believes that its resorts management and finance operations will continue to represent recurring cash-generating sources of income which do not require material liquidity support from the credit markets.
     While the vacation ownership business has historically been capital intensive, Bluegreen’s goal is to leverage its sales and marketing, mortgage servicing, resort management, title and construction expertise to generate fee-based-service relationships with third parties that produce strong cash flows and require less capital investment. During 2009, Bluegreen began providing resort management services to four resorts under these agreements. In addition, for the Bluegreen Interim Period, Bluegreen sold $8.9 million of outside developer inventory and earned sales and marketing commissions of approximately $5.4 million, as well as title fees on such transactions. Bluegreen has also begun providing resort design and development services and mortgage services under certain of these arrangements. Bluegreen intends to pursue additional fee-based services relationships and believes that these activities will become an increasing portion of its business over time.
     Bluegreen has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and results of operations. This seasonality may result in fluctuations in its quarterly operating results. Although Bluegreen expects to see more potential customers at its sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to complex down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that Bluegreen uses the percentage-of-completion method of accounting.
     To the extent that inflation in general or increased prices for Bluegreen’s VOIs and homesites adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted. Also, to the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen’s debt service costs may increase. There is no assurance that Bluegreen will be able to increase or maintain the current level of its sales prices or that increased construction costs will not have a material adverse impact on its gross margin.
     Bluegreen Communities business is being adversely impacted by the deterioration in the real estate markets. Demand for its homesites has decreased as well as sales volume and such reductions have adversely impacted the carrying costs of Bluegreen Communities’ inventories. There can be no assurances that future changes in Bluegreen’s intentions or pricing will not result in future material inventory valuation adjustments.
     Bluegreen has historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that Bluegreen reduces sales of VOIs by its estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries. The allowance for loan losses for the Bluegreen Interim Period was approximately $4.0 million and was mainly associated with Bluegreen Resorts. The allowance for loan losses attributable to Bluegreen Communities was not significant.
     Bluegreen believes that rising unemployment in the United States and adverse economic conditions in general have adversely impacted the performance of Bluegreen’s notes receivable portfolio. However, Bluegreen anticipates that credit underwriting standards on new loan originations and increasing customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time.

Real Estate

     Substantially all defaulted vacation ownership notes receivable result in the holder of the note receivable recovering the related VOI that secured the note receivable, typically soon after default and at little or no cost. In cases where Bluegreen has retained ownership of the vacation ownership note receivable, the VOI is recovered and resold in the normal course of business. In most cases the resales of the VOI’s partially mitigate the loss from the default, as these recoveries generally range from approximately 40% to 100% of the defaulted principal balance depending on the age of the defaulted receivable. Bluegreen may also remarket VOI’s relating to defaulted receivables on behalf of note holders in exchange for a remarketing fee designed to approximate its sales and marketing costs. From time to time, Bluegreen will reacquire a defaulted note receivable from one of its off-balance sheet term securitization or purchase facility transactions by substituting the defaulted receivable for a performing receivable. The related VOI that secured the defaulted note receivable is reacquired at a price equal to the defaulted principal amount, which typically is in excess of Bluegreen’s historical cost of product. The reacquisition of inventory in this manner has resulted in an increase in Bluegreen Resort’s cost of sales.
     Recent economic events have resulted in further constrictions in the financial markets to unprecedented low levels. There can be no assurance that Bluegreen will be able to secure financing for its VOI notes receivable on acceptable terms, if at all.
     Bluegreen is in the process of negotiating a significant debt extension on one of its credit facilities (See the “Liquidity and Capital Resources” section for further information). In connection with debt renewals and extensions, Bluegreen may, in certain cases, agree to pay higher interest rates and fees. In addition, conditions in the commercial credit markets are expected to increase interest rates on new debt Bluegreen may obtain from time to time in the future. Any such increased interest rates would increase Bluegreen’s expenses and adversely impact its results of operations.

Real Estate

Bluegreen Segments Financial Results
     The following tables include Bluegreen’s financial results for the Bluegreen Interim Period. No comparative analysis was performed as Bluegreen’s results prior to November 16, 2009 are not included in the financial results below, but rather our earnings attributable to Bluegreen were reported in our BFC Activities segment.

	Bluegreen Resorts		Bluegreen Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	of Sales
	(dollars in thousands)
Bluegreen Interim Period:

System-wide sales (2)	$27,167		$3,139		$30,306
Estimated uncollectible VOI notes receivable	(3,041)		—		(3,041)

System-wide sales, net	24,126	100%	3,139	100%	27,265	100%

Sales of third-party VOIs	(8,875)	(37)	—	—	(8,875)	(33)

Sales of real estate	15,251	63	3,139	100%	18,390	67
Cost of real estate sales	(3,294)	(22) *	(1,788)	(57)	(5,082)	(28) *

Gross profit	11,957	78 *	1,351	43	13,308	72 *
Fee-based sales commission revenue	5,354	22	—	—	5,354	20
Other resort and communities operations revenues	5,239	22	593	19	5,832	21
Cost of other resort and communities operations	(3,538)	(15)	(1,480)	(47)	(5,018)	(18)
Segment selling, general and administrative expenses (1)	(15,775)	(65)	(3,738)	(119)	(19,513)	(72)

Segment operating profit (loss)	$3,237	13%	($3,274)	(104)%	($37)	(0.14)%

*	Bluegreen Resorts cost of sales and Gross profit are calculated as a percentage of sales of real estate

(1)	General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $4.0 million for the Bluegreen Interim Period. (See “Corporate General and Administrative Expenses” below for further discussion).

(2)	Includes sales of VOI’s made on behalf of third parties, which are effected through the same process as the sale of Bluegreen’s vacation ownership inventory, and involve similar selling and marketing costs.

Real Estate

Bluegreen Resorts
Bluegreen Resorts — Resort Sales and Marketing
     The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of outside developers for a fee for the periods indicated. The information is provided before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules:

Bluegreen Interim Period
Number of Bluegreen VOI sales transactions	1,625

Number of sales made on behalf of outside developers for a fee	694
Total VOI sales transactions	2,319
Average sales price per transaction	$11,703
Number of total prospects tours	16,140
Sale-to-tour conversion ratio— total prospects	14.4%
Number of new prospects tours	5,974
Sale-to-tour conversion ratio— new prospects	10.9%
Resort Management and Other Services
     The following table sets forth pre-tax profit generated by Bluegreen’s resort management and other services (in thousands):

Bluegreen Interim Period
Resort Management Operations	$2,725
Title Operations	442
Net Carrying Cost of Developer Inventory	(392)
Other	(313)

Total	$2,462

Bluegreen Communities
     The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

Bluegreen Interim
Period
Number of homesites sold	50
Average sales price per homesite	$66,004

Real Estate

     The tables below set forth information with respect to contracts to sell homesites at December 31, 2009 (in thousands):

Contracts to Sell Property at
Projects Not Substantially Sold
Out at December 31, 2009
Project
Vintage Oaks at the Vineyard	$4,547
Havenwood at Hunter’s Crossing	1,291
Lake Ridge at Joe Pool Lake	1,696
King Oaks	1,451
Chapel Ridge	792
The Bridges at Preston Crossings	394
Sugar Tree on the Brazos	790

Total	$10,961

Contracts to Sell Property at Projects
Substantially Sold Out at
December 31, 2009
Project
Mystic Shores	$1,519
Saddle Creek Forest	1,890
Miscellaneous	1,147
Total	$4,556

Total Contracts	$15,517

Finance Operations
     Bluegreen’s finance operations include the ongoing excess interest spread earned on its on-balance sheet notes receivable, as well as continued earnings on its off-balance sheet notes receivable, realized through its retained interests in those notes. In addition, finance operations include providing mortgage servicing for the off-balance sheet notes receivable and for other third parties all on a cash fee-for-service basis.
Interest Income
     The following table details the sources of Bluegreen’s interest income (in thousands):

Bluegreen Interim
Period
VOI notes receivable	$10,169
Retained interest in notes receivable sold	2,027
Other	(14)

Total	$12,182

Interest Expense
     Interest expense was $5.3 million for the Bluegreen Interim Period.

Real Estate

     Bluegreen believes that the adoption of new accounting standards related to the consolidation of variable interest entities in January 2010 (See “Accounting Pronouncements Not-Yet Adopted) will significantly increase both interest income and interest expense due to the recognition of approximately $453.6 million of notes receivable and $411.4 million of non-recourse receivable-backed debt, which are currently accounted for off-balance sheet, and which Bluegreen expects will be consolidated and included on-balance sheet, on a prospective basis, beginning in 2010.
     Total interest expense capitalized to construction in progress was approximately $110,000 for the Bluegreen Interim Period.
Mortgage Servicing Operations
     Bluegreen’s mortgage servicing operations include recording and processing payments, and performing collections of its owned notes receivable, as well as collect payments on notes receivable sold to or owned by third parties. In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of its VOI notes receivable through its various credit facilities, as well as perform monthly reporting activities for its lenders and receivable investors. Bluegreen earns a fee for servicing loans that have been sold to off-balance sheet qualified special purpose entities and for providing loan services to other third-party portfolio owners, on a cash-fee basis. The following is a summary of the results of its mortgage servicing operations (in thousands):

Bluegreen Interim
Period
Servicing fee income	$867
Cost of mortgage servicing operations	104

Gross profit from mortgage servicing operations	$971

     Effective January 2010, the adoption of new accounting standards requires consolidation of Bluegreen’s qualified special purpose entities and as a result, the servicing fees earned on servicing the off-balance sheet notes receivable will no longer be separately recognized as such but will instead be accounted for as a component of interest income (See “Accounting Pronouncements Not-Yet Adopted).
Corporate General and Administrative Expenses
     Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Corporate general and administrative expenses, excluding mortgage servicing operations, were $4.0 million for the Bluegreen Interim Period.
Non-controlling Interests in Income of Consolidated Subsidiary
     We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), Bluegreen’s 51%-owned subsidiary, in our consolidated financial statements (See Note 1 of the Notes to Consolidated Financial Statements for further information). Non-controlling interests in income of consolidated subsidiary was approximately $1.0 million for the Bluegreen Interim Period.
Bluegreen’s Liquidity and Capital Resources
     Bluegreen’s primary source of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from its retained interests in notes receivable sold, (iv) cash from its finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from its sales and marketing fee-based services and other resort services, including its resorts management operations, and other communities operations.

Real Estate

     Historically Bluegreen’s business model has depended on the availability of credit in the commercial markets. Resorts sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers is a critical factor in its continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses and exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required in the incurrence of debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of its residential land communities.
     Since 2008, there have been unprecedented disruptions in the credit markets, which have made obtaining additional and replacement external sources of liquidity more difficult and more costly in the term securitization market. There is significantly reduced activity and transactions that have been consummated have been on dramatically more adverse terms. As a result, financial institutions are reluctant to enter into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of Bluegreen’s lenders, have announced that they either have or will be exiting the resort finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable on reasonable terms, if at all.
     Bluegreen has certain strategic initiatives in place with a view to better position its operations in light of the downturn in the commercial credit markets. Bluegreen intends to continue to monitor its results as well as the external environment in order to attempt to adjust its business to existing conditions. The ongoing goals of its strategic initiatives are designed to conserve cash and enhance its financial position, to the extent possible by:
•	Significantly reducing its Resorts sales operations in an effort to match its sales pace to its liquidity and known receivable capacity;

•	Emphasizing cash-based business in its sales, resort management and finance operations, with particular focus on growing its fee-based service business;

•	Minimizing the cash requirements of Bluegreen Communities;

•	Reducing overhead and increasing efficiency;

•	Minimizing capital spending;

•	Working with its lenders to renew, extend, or refinance its credit facilities;

•	Maintaining compliance under its outstanding indebtedness; and

•	Continuing to provide what Bluegreen believes to be a high level of quality vacation experiences and customer service to its VOI owners.
     While Bluegreen believes that it has realized initial success with its strategic initiatives, there is no assurance that Bluegreen will be successful in achieving its goals.
     While the vacation ownership business has historically been capital intensive, one of Bluegreen’s principal goals is to leverage its sales and marketing, mortgage servicing, resort management, title and construction expertise to pursue low-capital requirement, fee-based-service business relationships that produce strong cash flows for its business.
     Bluegreen has a material amount of debt maturing or requiring partial repayment in 2010, as well as facilities for which the advance period has or will expire. Bluegreen intends to seek to renew, extend or refinance certain of its debt issuances and credit facilities and Bluegreen believes that the implementation of its strategic initiatives has positioned them to address these matters with its existing and future lenders. However, there is no assurance that Bluegreen will be successful in its efforts to renew, extend or refinance its debt, and if Bluegreen is not successful, its liquidity would be significantly adversely impacted. Further, while Bluegreen may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to them on favorable terms or at all. In light of the current trading price of Bluegreen’s common stock, financing involving the issuance of its common stock or securities convertible into its common stock would be highly dilutive to its existing shareholders.

Real Estate

     Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) its significant cash requirements to service debt reduces the funds available for operations and future business opportunities and increase its vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) its leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to its indebtedness requires Bluegreen to meet certain financial tests and restricts its ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase common stock (although Bluegreen does not currently believe that any such transactions are likely to be structured so as to materially limit its ability to pay cash dividends on its common stock, if its board were to choose to do so, or its ability to repurchase shares in the near term; although there is no assurance that this will remain true in the future); and (iv) its leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than they do.
Credit Facilities
     The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of its liquidity as of December 31, 2009. These facilities do not constitute all of its outstanding indebtedness as of December 31, 2009. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.
Credit Facilities for Bluegreen Receivables with Future Availability
     Bluegreen maintains various credit facilities with financial institutions that provide receivable financing for its operations. Bluegreen had the following credit facilities with future availability as of December 31, 2009 (in thousands):

				Advance
		Outstanding	Availability	Period	Borrowing
	Revolving	Balance as	as of	Expiration;	Rate; Rate as
	Borrowing	of December	December	Borrowing	of December
	Limit	31, 2009	31, 2009	Maturity	31, 2009
BB&T Purchase Facility(1)	$150,000	$131,302	$18,698	June 29, 2010; June 5, 2022	Prime + 2.50%; 5.75%
Liberty Bank Facility(1)	75,000	59,055	15,945	Aug. 27, 2010; Aug. 27, 2014	30 day LIBOR+2.50%; 5.75% (2)

Total	$225,000	$190,357	$34,643

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	Interest charged on this facility is variable, subject to a floor of 5.75%.

Real Estate

BB&T Purchase Facility
     The amended and restated timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) provides for the sale of Bluegreen’s timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. The BB&T Purchase Facility revolving advance period under the facility will end on June 29, 2010. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010, the facility limit will either remain at the current facility limit of $150.0 million or decrease to $100.0 million, under certain circumstances. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and was not guaranteed by Bluegreen.
     As of December 31, 2009, the outstanding balance of the BB&T Purchase Facility reflected an advance of 80.7% on the receivables transferred to BB&T under the facility; however, Bluegreen will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables decreases to 67.5% as the outstanding balance amortizes. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.
     For the Bluegreen Interim Period, Bluegreen pledged $9.5 million of VOI notes receivable to this facility and received cash proceeds of $2.0 million. Bluegreen also made repayments of $4.9 million on the facility during the same period.
Liberty Bank Facility
     Bluegreen has a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (the “Liberty Bank Facility”). The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, due on August 27, 2014. The facility bears interest at a rate equal to the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. As the Liberty Bank facility is revolving, availability under the facility increases up to the $75.0 million facility limit as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid through the expiration of the advance period, pursuant to the terms of the facility.
     For the Bluegreen Interim Period, Bluegreen pledged $7.6 million of VOI notes receivable to this facility and received cash proceeds of $729,000. Bluegreen also made repayments of $2.8 million under the facility during the same period.
Other Effective Receivable Capacity
     Pursuant to the terms of certain of Bluegreen’s prior term securitizations and similar type transactions, Bluegreen has the ability to substitute new eligible VOI notes receivable into such facilities in the event receivables that were previously sold in such transactions are defaulted or are the subject of an owner upgrade transaction, subject to certain limitations. These substitutions result in Bluegreen receiving additional cash through its monthly distribution on its retained interest in notes receivable sold. Bluegreen intends to continue to use this other effective receivable capacity, subject to the terms and conditions of the applicable facilities. As of December 31, 2009, the aggregate remaining substitution capacity under all of such existing facilities would allow Bluegreen to substitute approximately $120.5 million of eligible VOI notes receivable in the future, subject to the terms and conditions of the applicable facilities.

Real Estate

Credit Facilities for Bluegreen Receivables without Future Availability
     Bluegreen has outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. Bluegreen had the following outstanding balances under such credit facilities as of December 31, 2009 (in thousands):

	Balance as		Borrowing Rate;
	of December	Borrowing	Rate as of December
	31, 2009	Maturity	31, 2009
The GE Bluegreen/Big Cedar Facility	$32,834	April 16, 2016	30 day LIBOR+1.75%; 1.98%
Foothill Facility	14,409	Dec. 31, 2010	Prime + 0.25-0.50%; 4.00% (1)]
The GMAC Receivables Facility	5,228	Feb. 15, 2015	30 day LIBOR+4.00%; 4.23%

Total	$52,471

(1)	Interest charged on this facility is variable and may be subject to a 4.00% floor under certain circumstances.
The GE Bluegreen/Big Cedar Facility
     The Bluegreen/Big Cedar Joint Venture has a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%.
     For the Bluegreen Interim Period, Bluegreen repaid $1.7 million under this facility.
The Wells Fargo Facility
     Bluegreen has a credit facility with Wells Fargo Foothill, LLC (“Wells Fargo”). Historically, Bluegreen has primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been Bluegreen’s one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The advance rate ranges from 85% to 90% of certain VOI receivables. Borrowings under this facility are subject to eligible collateral and customary terms and conditions. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.
     For the Bluegreen Interim Period, Bluegreen pledged $7.0 million of notes receivable to this facility and received cash proceeds of $6.2 million. Bluegreen also made repayments of $4.2 million during the same period.

Real Estate

Credit Facilities for Bluegreen Inventories without Existing Future Availability
     Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by its resorts or communities inventories. As of December 31, 2009 these included the following significant items (in thousands):

	Balance as of
	December 31,	Borrowing	Borrowing Rate; Rate as of
	2009	Maturity (1)	December 31, 2009
The GMAC AD&C Facility	$87,415	June 30, 2012	30 day LIBOR+4.50%; 4.73%
The GMAC Communities Facility	38,479	December 31, 2012	Prime + 2.00%; 10.00%
Wachovia Notes Payable	24,497	Varies by loan (2)	30 day LIBOR + 2.00%-2.35%; 2.23% - 2.58%
The Textron Facility	12,757	Varies by loan (3)	Prime + 1.25% - 1.50%; 4.50% - 4.75%

Total	$163,148

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2009 and maturity.

(2)	The maturity dates vary by loan. The maturity date associated with Bluegreen’s Williamsburg Patrick Henry loan, which had an outstanding balance of $10.5 million as of December 31, 2009, is April 30, 2010. The maturity date associated with Bluegreen’s Williamsburg Liberty Inn loan, which had an outstanding balance of $6.5 million as of December 31, 2009, is July 31, 2010. The maturity date associated with Bluegreen’s Club La Pension loan, which had an outstanding balance of $3.7 million as of December 31, 2009, is June 10, 2012. The maturity date associated with Bluegreen’s Rocky River Preview Center loan, which had an outstanding balance of $3.8 million as of December 31, 2009, is May 1, 2026. See discussion of a term sheet Bluegreen received to extend the maturities on the Wachovia Notes Payable, below.

(3)	The maturity date for this facility varies by loan. The maturity date associated with Bluegreen’s Odyssey Dells Resort loan, which had an outstanding balance of $7.0 million as of December 31, 2009, is December 31, 2011. The maturity date associated with Bluegreen’s Atlantic Palace Resort, which had an outstanding balance of $5.8 million as of December 31, 2009, is April 2013.
The GMAC AD&C Facility
     This facility was used to finance the acquisition and development of certain of Bluegreen resorts and currently has three outstanding project loans. The maturity date for the project loan collateralized by Bluegreen’s Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”), is June 30, 2012. Approximately $70.1 million was outstanding on this loan as of December 31, 2009. Maturity dates for two project loans related to Bluegreen’s Fountains resort in Orlando, Florida (the “Fountains Loans”) are September 2010 and March 2011, with $10.6 million and $6.7 million, respectively, outstanding as of December 31, 2009. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. The facility bears interest at a rate equal to the 30-day LIBOR plus 4.50%. For the Bluegreen Interim Period, Bluegreen repaid $5.5 million of the outstanding balance under this facility. As of December 31, 2009, Bluegreen had no availability under this facility.

Real Estate

The GMAC Communities Facility
     Bluegreen has an outstanding balance under a credit facility (the “GMAC Communities Facility”) historically used to finance its Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by certain of Bluegreen’s golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia). The period during which Bluegreen can add additional projects to the GMAC Communities Facility has expired.
     Bluegreen will start making minimum quarterly cumulative payments commencing in January 2010 with the final maturity of December 31, 2012, according to the agreement. Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to the minimum required amortization discussed above. The interest rate on the GMAC Communities Facility is the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan has been reduced by a total of $25 million from the closing date balance, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter.
     In connection with the previously discussed sale of Bluegreen’s golf courses at Carolina National (Southport, North Carolina), the Preserve at Jordan Lake (Chapel Hill, North Carolina), Brickshire (New Kent, Virginia), and Chapel Ridge (Pittsboro, NC) during December 2009, Bluegreen repaid $7.1 million under this facility as a release payment for the sold courses which had been part of the collateral for the GMAC Communities Facility. For the Bluegreen Interim Period, Bluegreen repaid a total of $7.8 million under this facility.
The Wachovia Notes Payable
     As of December 31, 2009, Bluegreen had approximately $24.5 million of outstanding debt to Wachovia Bank, N.A. (“Wachovia”) under various notes payable collateralized by certain of its timeshare resorts or sales offices (the “Wachovia Notes Payable”). The maturity date of a $10.5 million note payable collateralized by Bluegreen’s Williamsburg resort will expire on April 30, 2010. Bluegreen has a non-binding term sheet with Wachovia to refinance the Wachovia Notes Payable, extending the maturity to 24 months after the closing of the extension. The term sheet also includes the Wachovia Line-of-credit (See section below — Unsecured Credit Facility — Wachovia Line-of-Credit) which had a balance of $15.7 million as of December 31, 2009. The term sheet and subsequent discussions required that Bluegreen makes release principal payments as the VOIs which will collateralize the extended loan are sold, subject to a minimum monthly amortization. The extended loan would consolidate the Wachovia Notes Payable and the Wachovia Line-of-Credit into one term loan which bears interest at the 3-month LIBOR + 6.87%. The term sheet contemplates Bluegreen providing additional collateral for this facility and amending covenants, other terms and conditions. There is no assurance that the transactions contemplated by the term sheet will occur on these terms, if at all.
Textron AD&C Facility
     Bluegreen Vacations Unlimited, Inc. (“BVU”), Bluegreen’s wholly-owned subsidiary, has a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. Bluegreen has guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the prime rate plus 1.25% — 1.50% and is due monthly. The Textron AD&C Facility has no remaining availability for additional borrowings under the facility.

Real Estate

     Bluegreen has a sub-loan under the Textron AD&C Facility which was used to fund the acquisition and development of its Odyssey Dells Resort (the “Odyssey Sub-Loan”). The outstanding borrowings under the Odyssey Sub-Loan mature on December 31, 2011. The Sub-Loan requires a periodic minimum required principal amortization. The first minimum required principal payment in March 2010 was approximately $0.4 million with additional minimum required principal payments of $1.0 million per quarter thereafter through maturity. Bluegreen will continue to pay Textron principal payments as Bluegreen sells timeshare interests that collateralize the Odyssey Sub-Loan, and these payments will count towards the minimum required principal payments. As of December 31, 2009, Bluegreen’s outstanding borrowings under the Sub-Loan totaled approximately $7.0 million.
     The maturity date of the other outstanding sub-loan under the Textron AD&C Facility, subject to minimum required amortization during the periods prior to maturity, is April 2013. Bluegreen’s outstanding balance on the sub-loan used to acquire its Atlantic Palace Resort in Atlantic City, New Jersey was $5.8 million as of December 31, 2009.
Unsecured Credit Facility — Wachovia Line-of-Credit
     Bluegreen currently has an unsecured line-of-credit with Wachovia. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (1.98 % at December 31, 2009). Interest is due monthly. The line-of-credit agreement contains certain covenants and conditions typical of arrangements of this type.
     The current maturity of this line-of-credit is April 30, 2010; however Bluegreen has received a non-binding term sheet from Wachovia to extend the maturity for an additional 24 months from the closing of the extension, subject to required monthly amortization. As contemplated in the term sheet, the extended loan would consolidate the Wachovia Notes Payable and the Wachovia Line-of-Credit into one term loan, which would bear interest at the 3-month LIBOR + 6.87%. The term sheet contemplates Bluegreen providing additional collateral for this facility and amending covenants, other terms and conditions. There can be no assurances that such refinancing will be obtained on the terms contemplated in the term sheet, if at all.
     There is no availability under the Wachovia Line-of-Credit.
Commitments
     Bluegreen’s material commitments as of December 31, 2009 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its Bluegreen Resorts and Communities projects based on its sales contracts with customers and commitments under noncancelable operating leases.
     Bluegreen estimates that the cash required to complete Bluegreen resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $1.9 million as of December 31, 2009. Bluegreen estimates that the cash required to complete communities in which sales have occurred was approximately $7.7 million. These amounts assume that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made in a sales contract with a customer; however, Bluegreen anticipates that it will incur such obligations in the future. Bluegreen plans to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There is no assurance that Bluegreen will be able to generate the cash from operations necessary to complete the foregoing commitments or that actual costs will not exceed those estimated.

Real Estate

     The following table summarizes the contractual minimum principal and interest payments, respectively, required on all of Bluegreen’s outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases by period date, as of December 31, 2009, which excludes the extension contemplated by the Wachovia loan term sheet previously discussed (in thousands):

		Purchase
		Accounting	Less than	13 - 36	37 - 60	More than
Category	Total	Adjustments	12 Months	Months	Months	60 Months
Long-term debt obligations	$479,576	(59,860)	87,480	102,679	63,890	285,387
Interest payable on long-term debt	287,212	—	30,162	45,364	34,319	177,367
Noncancelable operating leases	70,135	—	11,747	17,176	10,225	30,987

Total obligations	$836,923	(59,860)	129,389	165,219	108,434	493,741

Vacation Ownership Receivables Purchase Facilities — Off-Balance Sheet Arrangements
     Bluegreen historically chose to monetize its receivables through various facilities and through periodic term securitization transactions, as these arrangements provided them with cash inflows both currently and in the future at what they believe to be competitive rates without adding leverage to its financial condition or retaining recourse for losses on the receivables sold. In addition, these sale transactions have historically generated gains on its financial results on a periodic basis, which would not be realized under a traditional financing arrangement. Bluegreen made the decision to structure future sales of its notes receivable so that they are accounted for as on-balance sheet borrowings. Recently, the term securitization market has had minimal activity and there is no assurance that these types of transactions will be available in the future at acceptable cost, if at all.
     Historically, Bluegreen has been a party to a number of securitization-type transactions, all of which in its opinion utilize customary structures and terms for transactions of this type. In each securitization-type transaction, Bluegreen sold receivables to a wholly-owned special purpose entity which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. The receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties) and the special purpose entity retained residual interest in the receivables sold. Bluegreen has acted as servicer of the receivables pools in each transaction for a fee, with the servicing obligations specified under the applicable transaction documents. Under the terms of the applicable transaction documents, the cash payments received from obligors on the receivables sold are distributed to the investors (which, depending on the transaction, may acquire the receivables directly or purchase an interest in, or make loans secured by the receivables to, a trust that owns the receivables), parties providing services in connection with the facility, and its special purpose subsidiary as the holder of the retained interest in the receivables according to specified formulas. In general, available funds are applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, and pay distributions in respect of the retained interests in the receivables, pursuant to the terms of the transaction documents. However, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. In effect, during a period in which the accelerated payment formula is applicable, funds are paid to outside investors until they receive the full amount owed to them and only then are payments made to Bluegreen’s subsidiary in its capacity as the holder of the retained interests. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. If the accelerated payment formula were to become applicable, the cash flow on the retained interests in the receivables would be reduced until the outside investors were paid or the regular payment formula was resumed. Such a reduction in cash flow could cause a decline in the fair value of Bluegreen’s retained interests in the receivables sold. Declines in fair value that are determined to be other than temporary are charged to operations in the current period. In each facility, the failure of the pool of receivables to comply with specified portfolio covenants can create a trigger event, which results in the utilization of the accelerated payment formula (in certain circumstances until the trigger event is cured and in other circumstances permanently) and, to the extent of any remaining commitment to purchase receivables from Bluegreen’s special purpose subsidiary, the suspension or termination of that commitment. In addition, in each securitization-type facility, certain breaches of Bluegreen’s obligations as servicer or other events allow the indenture trustee to cause the servicing to be transferred to a substitute third party servicer. In that case, Bluegreen’s obligation to service the receivables would terminate and they would cease to receive a servicing fee.

Real Estate

     The following is a summary of significant financial information related to Bluegreen’s off-balance sheet facilities and securitizations and the related on-balance sheet retained interests during the periods presented below (in thousands):

As of
December 31, 2009
On-Balance Sheet:
Retained interests in notes receivable sold	$26,340

Off-Balance Sheet:
Notes receivable sold without recourse	453,591
Principal balance owed to note receivable purchasers	411,369

Bluegreen Interim
Period
Income Statement:
Gain on sales of notes receivable	$—
Interest accretion on retained interests in notes receivable sold	2,065
Servicing fee income	867
     See Note 11 in Item 8 of this Report for additional information relating to Bluegreen’s off-balance sheet arrangements.
     In June 2009, the FASB issued an amendment to the accounting guidance for transfers of financial assets, which became effective for us on January 1, 2010. This amendment addresses the effects of eliminating the QSPE concept and responds to concerns about the application of certain key provisions of previous accounting rules, including concerns over the transparency of an enterprise’s involvement with VIEs. As a result of the adoption of this amendment on January 1, 2010, Bluegreen expects that it will be required to consolidate its QSPEs described in Note 4 to our consolidated financial statements. See Note 1 of the “Notes to Consolidated Financial Statements” included in Item 8 of this report for additional information relating to the effects of this accounting pronouncement.

Financial Services
(BankAtlantic Bancorp)

Financial Services
     Our Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp in 2009 presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. Accordingly, references to “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
Introduction
     BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2009, BankAtlantic Bancorp had total consolidated assets of approximately $4.8 billion, deposits of approximately $4.0 billion and shareholders’ equity of approximately $141.6 million. BankAtlantic Bancorp operates through two primary business segments: BankAtlantic and BankAtlantic Bancorp Parent Company.
     On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the consolidated financial statements for the year ended December 31, 2007.
Consolidated Results of Operations
     Loss from continuing operations from each of BankAtlantic Bancorp’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
BankAtlantic	$(148,708)	(166,144)	(19,440)
BankAtlantic Bancorp Parent Co.	(40,812)	(53,100)	(10,572)

Net loss	$(189,520)	(219,244)	(30,012)

     The lower loss from continuing operations at BankAtlantic during 2009 compared to the same 2008 period primarily resulted from BankAtlantic recognizing a $31.7 million income tax benefit during 2009 in connection with a change in tax regulations which enabled BankAtlantic to utilize additional net operating losses, while during 2008, BankAtlantic established a deferred tax valuation allowance on its entire amount of net deferred tax assets resulting in a tax provision of $31.1 million. BankAtlantic’s 2009 loss before income taxes increased by $45.4 million compared to 2008. The higher 2009 loss primarily resulted from a $78.9 million increase in the provision for loan losses, a $30.3 million reduction in net interest income and $8.0 million of lower non-interest income. The increase in BankAtlantic’s loss before income taxes was partially offset by $71.8 million of lower non-interest expenses.
     The substantial increase in the provision for loan losses resulted primarily from a significant increase in charge-offs and loan loss reserves in our consumer, residential and commercial real estate loan portfolios. These portfolios continued to be negatively affected by the current adverse economic environment, especially declining collateral values and rising unemployment. If economic and real estate market conditions do not improve, we believe that additional provisions for loan losses may be required in future periods.
     The reduction in BankAtlantic’s net interest income was primarily due to a decline in earning assets. BankAtlantic reduced its assets in order to improve its liquidity and regulatory capital ratios. BankAtlantic’s average earnings assets declined by $790.6 million during 2009 compared to 2008.

Financial Services
(BankAtlantic Bancorp)

     The reduction in non-interest income primarily relates to a decline in overdraft fees. Overdraft fees represented approximately 54% of our non-interest income during 2009. This overdraft fee income decline reflects, in part, management’s focus on targeting retail customers and businesses that maintain higher average deposit balances which generally will result in fewer overdrafts per account. We believe that this trend of declining overdraft fees will continue and could be accelerated by recent overdraft rules adopted by the Federal Reserve effective July 1, 2010. Congress has also proposed additional legislation to further limit the assessment of overdraft fees. These events could significantly reduce our overdraft fee income in subsequent periods.
     In response to adverse economic conditions, BankAtlantic during 2009 continued to reduce expenses with a view towards increasing operating efficiencies. These operating expense initiatives included workforce reductions, consolidation of certain back-office facilities, renegotiation of vendor contracts, outsourcing of certain back-office functions, reduction in marketing expenses and other targeted expense reductions. Also, restructuring charges and other impairments declined by $33.0 million. These expense reductions were partially offset by $8.2 million of additional FDIC insurance premiums, including a $2.4 million FDIC special assessment in June 2009.
     The significant decline in BankAtlantic’s performance during the year ended December 31, 2008 compared to the same 2007 period primarily resulted from a $48.3 million goodwill impairment charge, the establishment of a $66.9 million deferred tax valuation allowance, a $64.5 million increase in the provision for loan losses and a decline in non-interest income. These items were partially offset by lower non-interest expenses, excluding the goodwill impairment charge. The substantial increase in BankAtlantic’s provision for loan losses for 2008 compared to 2007 reflects net charge-offs for 2008 of $97.4 million compared to $20.4 million for 2007 and a $31.6 million increase in the allowance for loan losses during 2008. The charge-offs and loan reserve increases were primarily related to commercial real estate and consumer loans. The decline in BankAtlantic’s non-interest income was primarily due to lower net assessments of overdraft fees. BankAtlantic non-interest expenses, excluding the goodwill impairment charge, declined by $31.6 million primarily due to management’s expense reduction initiatives.
     The decrease in BankAtlantic Bancorp Parent Company segment loss during 2009 compared to 2008 reflects a $6.0 million reduction in the provision for loan losses and $4.9 million of reduced net interest expense. The provision for loan losses for both years was associated with non-performing loans acquired from BankAtlantic in March 2008. The 2009 provision for loan losses represents additional charge-offs and specific reserves associated with these loans due to declining real estate collateral values. The improvement in net interest expense reflects historically low LIBOR interest rates during 2009. The majority of BankAtlantic Bancorp Parent Company’s debt is indexed to the three-month LIBOR interest rate. The decline in interest rates was partially offset by interest accrued on the junior subordinated debentures deferred interest. BankAtlantic Bancorp Parent Company operating expenses were higher by $0.3 million during 2009 compared to 2008. Lower property management costs associated with non-performing loans during 2009 were offset by higher compensation expenses.
     The increase in BankAtlantic Bancorp Parent Company segment loss during 2008 compared to 2007 reflects a provision for loan losses of $24.4 million as well as the establishment of a $20.9 million deferred tax valuation allowance. BankAtlantic Bancorp Parent Company had no provision for loan losses during the comparable 2007 period as it held no loans during that period. Additionally, gains from securities activities declined from $6.1 million during 2007 to a loss of $0.4 million during 2008 as BankAtlantic Bancorp Parent Company liquidated its managed fund investment portfolio and sold its entire investment in Stifel securities acquired by it in connection with the 2007 sale of Ryan Beck. BankAtlantic Bancorp Parent Company operating expenses were higher by $4.5 million during 2008 compared to 2007. The increase reflects property management costs associated with non-performing loans and an increase in professional fees in 2008 compared to 2007.
     During 2009 and 2008, BankAtlantic Bancorp Parent Company recognized in discontinued operations $3.7 million and $16.6 million, respectively, of additional proceeds from the sale of Ryan Beck in connection with contingent earn-out payments under the Ryan Beck merger agreement with Stifel. Included in discontinued operations during 2007 relating to the Ryan Beck segment was income of $7.8 million. Ryan Beck’s 2007 segment income reflects a $16.4 million gain from the sale of Ryan Beck to Stifel partially offset by an $8.6 million loss from operations during the two months ended February 28, 2007, the closing date of the sale to Stifel.

Financial Services
(BankAtlantic Bancorp)

BankAtlantic Results of Operations
Summary
     The following events over the past several years have had a significant impact on BankAtlantic’s results of operations:
     In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts). Since inception of this campaign, BankAtlantic has increased core deposit balances from $600 million at December 31, 2001 to approximately $2.7 billion at December 31, 2009. These core deposits represented 67% of BankAtlantic’s total deposits at December 31, 2009, compared to 26% of total deposits at December 31, 2001.
     In 2004, BankAtlantic announced its de novo store expansion strategy and had opened 32 stores as of December 31, 2009 in connection with this strategy. BankAtlantic’s non-interest expenses substantially increased as a result of the hiring of additional personnel, increased marketing to support new stores, increased leasing and operating costs for the new stores and expenditures for back-office technologies to support a larger institution.
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
     During the latter half of 2007, the real estate markets deteriorated rapidly throughout the United States, and particularly in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated. In response to these market conditions, BankAtlantic significantly increased its allowance for loan losses for commercial loans collateralized by real estate property and to a lesser extent home equity consumer loans.
     During the fourth quarter of 2007, the decision was made to delay BankAtlantic’s retail network expansion, consolidate certain back-office facilities and implement other initiatives to reduce non-interest expenses.
     As economic conditions deteriorated in late 2007 and 2008, real estate property values continued to decline. The adverse economic and real estate market conditions severely impacted the credit quality of BankAtlantic’s loan portfolio. In March 2008, BankAtlantic Bancorp Parent Company purchased $101.5 million of non-performing loans from BankAtlantic and during the year contributed $65 million of capital to BankAtlantic. During the fourth quarter of 2008, financial and credit markets further experienced rapid deterioration, investor confidence in financial institutions was significantly and adversely affected and the market capitalization of BankAtlantic Bancorp’s Class A common stock declined materially. As BankAtlantic’s non-performing loans increased, additional loan loss reserves were established, impairments of long-lived assets were recognized and earnings were adversely affected. As a consequence of the substantial losses during 2007 and 2008, the deterioration in the price of BankAtlantic Bancorp’s Class A common stock and the unprecedented economic and market uncertainty, BankAtlantic recognized a $48.3 million non-cash goodwill impairment charge and established $66.9 million non-cash deferred tax valuation allowance.
     During 2009, in response to the continued deteriorating economic conditions including falling real estate collateral values and rising unemployment, and the significant adverse impact on the credit quality of our assets and our results of operations, BankAtlantic reduced its assets, repaid its wholesale borrowings and increased core deposits with a view towards strengthening its liquidity and regulatory capital ratios. However, the credit quality of its loans continued to deteriorate in 2009, and BankAtlantic’s losses increased. As a result BankAtlantic Bancorp, Inc. contributed an additional $105 million of capital to BankAtlantic. Additionally, as a consequence of the adverse economic environment, an additional $22.5 million of restructuring charges and asset impairments were recognized during 2009.

Financial Services
(BankAtlantic Bancorp)

     The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2009 vs	2008 vs
	2009	2008	2007	2008	2007
Net interest income	$163,324	193,648	199,510	(30,324)	(5,862)
Provision for loan losses	(214,244)	(135,383)	(70,842)	(78,861)	(64,541)

Net interest income (loss) after provision for loan losses	(50,920)	58,265	128,668	(109,185)	(70,403)
Non-interest income	129,292	137,308	144,412	(8,016)	(7,104)
Non-interest expense	(258,799)	(330,623)	(313,898)	71,824	(16,725)
BankAtlantic (loss) income before income taxes	(180,427)	(135,050)	(40,818)	(45,377)	(94,232)
Benefit/(provision) for income taxes	31,719	(31,094)	21,378	62,813	(52,472)

BankAtlantic net loss	$(148,708)	(166,144)	(19,440)	17,436	(146,704)

BankAtlantic’s Net Interest Income
     The following table summarizes net interest income:

		For the Years Ended
		December 31, 2009			December 31, 2008			December 31, 2007
(Dollars are in thousands)		Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Interest earning assets		Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans: (a)
Residential real estate		$1,758,188	89,836	5.11	2,053,645	111,691	5.44	2,209,832	120,768	5.47
Commercial real estate		1,204,005	46,746	3.88	1,238,307	69,642	5.62	1,367,095	108,931	7.97
Consumer		723,135	21,104	2.92	743,863	33,950	4.56	650,764	47,625	7.32
Commercial business		143,224	7,461	5.21	132,565	9,516	7.18	142,455	12,720	8.93
Small business		316,328	20,010	6.33	320,853	22,162	6.91	298,774	23,954	8.02

Total loans		4,144,880	185,157	4.47	4,489,233	246,961	5.50	4,668,920	313,998	6.73

Tax exempt securities		—	—	—	—	—	—	328,583	19,272	5.87
Taxable investment securities (b)		661,216	37,857	5.73	1,078,189	65,570	6.08	689,263	42,849	6.22
Federal funds sold		14,760	33	0.22	44,031	754	1.71	3,638	195	5.36

Total investment securities		675,976	37,890	5.61	1,122,220	66,324	5.91	1,021,484	62,316	6.10

Total interest earning assets		4,820,856	223,047	4.63	5,611,453	313,285	5.58	5,690,404	376,314	6.61

Total non-interest earning assets		365,257			503,028			510,173

Total assets		$5,186,113			6,114,481			6,200,577

Interest bearing liabilities
Deposits:
Savings		$436,169	1,612	0.37	503,464	4,994	0.99	584,542	12,559	2.15
NOW, money funds and checking		1,589,340	9,961	0.63	1,506,479	17,784	1.18	1,450,960	26,031	1.79
Certificate accounts		1,192,012	30,311	2.54	1,088,170	41,485	3.81	992,043	45,886	4.63

Total interest bearing deposits		3,217,521	41,884	1.30	3,098,113	64,263	2.07	3,027,545	84,476	2.79

Securities sold under agreements to repurchase and federal funds purchased		108,248	237	0.22	141,654	2,699	1.91	194,222	9,829	5.06
Advances from FHLB		553,146	16,522	2.99	1,417,718	50,942	3.59	1,379,106	73,256	5.31
Subordinated debentures and notes payable		22,757	1,080	4.75	26,004	1,733	6.66	28,946	2,498	8.63

Total interest bearing liabilities		3,901,672	59,723	1.53	4,683,489	119,637	2.55	4,629,819	170,059	3.67

Non-interest bearing liabilities
Demand deposit and escrow accounts		809,900			828,825			946,356
Other liabilities		62,343			50,584			55,683

Total non-interest bearing liabilities		872,243			879,409			1,002,039

Stockholders’ equity		412,198			551,583			568,719

Total liabilities and stockholder’s equity		$5,186,113			6,114,481			6,200,577

Net interest income/net interest spread			163,324	3.10		193,648	3.03		206,255	2.94

Tax equivalent adjustment (c)			—			—			(6,745)

Net interest income			163,324			193,648			199,510

Margin
Interest income/interest earning assets	%			4.63			5.58			6.61
Interest expense/interest earning assets				1.24			2.13			2.99

Tax equivalent net interest margin	%			3.39			3.45			3.62

(a)	Includes non-accruing loans, and as such, the average yield on loans reflects the impact of these non-interest earning assets.

(b)	Average balances were based on amortized cost.

(c)	The tax equivalent basis is computed using a 35% tax rate.

Financial Services
(BankAtlantic Bancorp)

     For the Year Ended December 31, 2009 Compared to the Same 2008 Period
     The decrease in net interest income primarily resulted from a significant reduction in earning assets and an increase in non-performing assets partially offset by an improvement in the net interest spread.
     The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. During 2009, BankAtlantic slowed the origination of commercial and consumer loans and ceased the purchase of jumbo residential loan portfolios. BankAtlantic concentrated its loan originations in small business and middle market loans. As a consequence, average loans during 2009 declined by $344.4 million compared to 2008 with $295.5 million of the average loan decline associated with the purchased residential loan portfolio. BankAtlantic experienced significant residential loan repayments due to the large volume of loan refinancings associated with historically low residential mortgage interest rates during 2009. Taxable investment securities primarily consisted of agency mortgage-backed securities and tax certificates. During 2009, BankAtlantic reduced the purchase of tax certificates from $368.4 million during 2008 to $65.7 million during 2009 and sold $284 million of mortgage-backed securities.
     The net interest spread improved due to a change in our funding mix. BankAtlantic used the funds from deposit growth and the reduction in assets to repay FHLB advances and short term wholesale borrowings. BankAtlantic repaid $760 million of FHLB advances during 2009 with an average interest rate of 3.37%. As a consequence, BankAtlantic’s funding mix changed from higher rate FHLB advances to lower rate deposits. The interest earning asset yield declines were primarily due to lower interest rates during 2009 compared to 2008, changes in the earning asset portfolio mix and a significant increase in non-performing loans. The lower interest rate environment during 2009 compared to 2008 had a significant impact on commercial, small business and consumer loan yields, as a majority of these loans have adjustable interest rates indexed to prime or LIBOR. The average prime interest rate declined from 8.05% at December 31, 2007 to 3.25% at December 31, 2009, and the average three-month LIBOR interest rate declined from 5.30% at December 31, 2007 to 0.69% at December 31, 2009. Additionally, average earning loan yields were adversely affected by a significant increase in non-performing loans. Non-performing loans were $178.6 million at December 31, 2007 compared to $286.1 million at December 31, 2009.
     The decline in interest bearing deposit rates reflects the lower interest rate environment and an increase in NOW deposit accounts. The higher NOW accounts reflects a migration of retail time deposits to NOW accounts as we believe the interest rates on NOW accounts were competitive with time deposits for a significant portion of 2009. The increase in certificate accounts reflects higher average brokered deposit account balances during 2009 compared to 2008. Deposits which BankAtlantic receives in connection with its participation in the CDARS program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits increased from $81.5 million during 2008 to $189.5 million during 2009, of which approximately 45% of average brokered deposits during 2009 consisted of CDARS related deposits.
     Management believes that the historically low interest rates during 2009 had a favorable impact on our net interest margin. Conversely, increases in interest rates or continued reductions in earning assets may result in further declines in our net interest margin.
For the Year Ended December 31, 2008 Compared to the Same 2007 Period
     The decrease in tax equivalent net interest income primarily resulted from a 17 basis point decline in the net interest margin and secondarily from a shift in the deposit mix resulting in lower non-interest bearing liabilities balances.

     The decline in the tax equivalent net interest margin primarily resulted from a decline in average non-interest bearing demand deposit balances partially offset by an improvement in the tax equivalent net interest spread. The increase in the tax equivalent net interest spread primarily resulted from rates on interest-bearing liabilities adjusting to the decline in short-term interest rates faster than interest-earning asset yields. The majority of our loans adjust to LIBOR or prime interest rates indices. The average prime interest rate declined from 8.05% during the year ended December 31, 2007 to 5.30% during the 2008 year and the average three-month LIBOR rate declined from 5.04% during the 2007 year to 2.92% during the 2008 year. The majority of interest-bearing liabilities adjust to current market rates faster than a significant portion of our assets, which includes residential loans and mortgage-backed securities that only adjust periodically to current market rates. The additional net interest income associated with the improvement of the net interest spread was partially offset by average interest bearing liabilities increasing while average interest-earning assets declined. Average interest earning assets were $79.0 million lower, and while overall average interest-bearing liabilities were $53.7 million higher, non-interest bearing demand deposit accounts were $117.5 million lower. The decline in average non-interest bearing demand deposit accounts reflected the competitive banking environment in Florida during 2008 and the migration of demand deposit accounts to interest-bearing NOW accounts.
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
     In response to the slowing economy and declining real estate market, we slowed the origination of commercial real estate loans and the purchase of residential loans during 2008. As a consequence, average balances in our residential and commercial real estate loan portfolios declined from $3.6 billion during 2007 to $3.3 billion during 2008. These declines in loan balances were partially offset by an increase in our taxable securities, and small business loan and consumer home equity loan average balances. Aggregate average balances in our consumer home equity and small business loan portfolios increased due primarily to funding on existing lines of credit for home equity loans and from the origination of small business loans. The higher average taxable securities balances reflects a $57.5 million increase in tax certificate average balances as 2008 tax certificate acquisitions were higher than 2007 acquisitions.
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
     Rates on wholesale borrowings during 2008 were significantly lower than 2007 reflecting a significant decline in the federal funds rates during 2008. The average federal funds rate declined from 5.04% during 2007 to 2.09% during 2008. Additionally, we were able to borrow at historically low interest rates due to programs implemented by the Treasury to stimulate the economy through increased funding to financial institutions.
     In order to improve the net interest margin and lower borrowing costs in subsequent periods, BankAtlantic prepaid $692 million of FHLB advances during the fourth quarter of 2008. BankAtlantic funded the advance repayments with short term borrowings that were at significantly lower interest rates than the repaid advances.

Financial Services
(BankAtlantic Bancorp)

     The following table summarizes the changes in tax equivalent net interest income (in thousands):

		Year Ended			Year Ended
	December 31, 2009			December 31, 2008
	Compared to Year Ended			Compared to Year Ended
	December 31, 2008			December 31, 2007
	Volume (a)	Rate	Total	Volume (a)	Rate	Total
Increase (decrease) due to:
Loans	$(15,383)	(46,421)	(61,804)	(9,885)	(57,152)	(67,037)
Tax exempt securities	—	—	—	—	(19,272)	(19,272)
Taxable investment securities (b)	(23,872)	(3,841)	(27,713)	23,652	(931)	22,721
Federal funds sold	(65)	(656)	(721)	692	(133)	559

Total earning assets	(39,320)	(50,918)	(90,238)	14,459	(77,488)	(63,029)

Deposits:
Savings	(249)	(3,133)	(3,382)	(804)	(6,761)	(7,565)
NOW, money funds, and checking	519	(8,342)	(7,823)	655	(8,902)	(8,247)
Certificate accounts	2,641	(13,815)	(11,174)	3,665	(8,066)	(4,401)

Total deposits	2,911	(25,290)	(22,379)	3,516	(23,729)	(20,213)

Securities sold under agreements to repurchase	(73)	(2,389)	(2,462)	(1,002)	(6,128)	(7,130)
Advances from FHLB	(25,824)	(8,596)	(34,420)	1,387	(23,701)	(22,314)
Subordinated debentures	(154)	(499)	(653)	(196)	(569)	(765)

	(26,051)	(11,484)	(37,535)	189	(30,398)	(30,209)

Total interest bearing liabilities	(23,140)	(36,774)	(59,914)	3,705	(54,127)	(50,422)

Change in tax equivalent interest income	$(16,180)	(14,144)	(30,324)	10,754	(23,361)	(12,607)

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.
     The decline in net interest income during 2009 was primarily due to the decline in average earning assets and secondarily due to the decline in average yields on earning assets. Average earning assets declined by $790.6 million, reducing net income by $39.3 million. Average interest-bearing liabilities declined by $781.8 million, reducing interest expense by $23.1 million. The lower yields on total earning assets reduced interest income by $50.9 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $36.8 million. As discussed above, the lower yields on interest earning assets reflect the effect on our loan portfolio interest income of the significant decline during 2009 of LIBOR and prime interest rate indices.
     The decline in tax equivalent net interest income during 2008 was largely due to yields on interest earning assets declining faster than interest rates on interest-bearing liabilities. The lower yields on total earning assets reduced interest income by $77.5 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $54.1 million. As discussed above, the lower yields on interest earning assets reflect the effect on our loan portfolio interest income of the significant decline during 2008 of LIBOR and prime interest rate indices. The decline in federal funds rates and the programs implemented by the Treasury to promote lending by financial institutions significantly lowered wholesale borrowing interest rates. However, interest rate declines on our deposits were less than our earning asset yield declines as interest rates on our low cost deposits are not as sensitive to interest rate changes as our loan portfolio rates. Further competition from other financial institutions resulted in only a gradual decline in certificate account interest rates.

Financial Services
(BankAtlantic Bancorp)

     BankAtlantic’s Asset Quality
     Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Balance, beginning of period	$125,572	94,020	43,602	41,192	46,010
Charge-offs:
Commercial business loans	(516)	—	—	—	—
Commercial real estate loans	(96,300)	(60,057)	(12,562)	(7,000)	—
Small business	(9,105)	(4,886)	(2,554)	(951)	(764)
Consumer loans	(40,223)	(28,942)	(7,065)	(681)	(259)
Residential real estate loans	(23,264)	(4,816)	(461)	(239)	(453)

Continuing loan products	(169,408)	(98,701)	(22,642)	(8,871)	(1,476)
Discontinued loan products	(13)	—	—	(34)	(1,218)

Total charge-offs	(169,421)	(98,701)	(22,642)	(8,905)	(2,694)

Recoveries:
Commercial business loans	492	7	96	291	18
Commercial real estate loans	700	—	304	419	1,471
Small business	494	428	417	566	899
Consumer loans	561	365	578	536	401
Residential real estate loans	912	397	15	348	65

Continuing loan products	3,159	1,197	1,410	2,160	2,854
Discontinued loan products	34	113	808	581	1,637

Total recoveries	3,193	1,310	2,218	2,741	4,491

Net (charge-offs) recoveries	(166,228)	(97,391)	(20,424)	(6,164)	1,797
Provision for (recovery from) loan losses	214,244	135,383	70,842	8,574	(6,615)
Transfer specific reserves to BankAtlantic Bancorp Parent Company	—	(6,440)	—	—	—

Balance, end of period	$173,588	125,572	94,020	43,602	41,192

     The year-over-year increases in the provision for loan losses and charge-offs for 2007, 2008 and 2009 compared to the prior periods resulted primarily from the rapid decline in real estate values nationally and in Florida, the substantial downturn in the homebuilding industry and the deteriorating economic environment that began in 2007. BankAtlantic has a high concentration of commercial borrowers in the homebuilding industry and the majority of its residential and consumer home equity loans are to retail customers. The ability of these retail customers to repay their loans is adversely affected by rising unemployment rates. In December 2009, the national unemployment rate rose to 10% and the Florida unemployment rate more than doubled from 4.1% at December 31, 2007 to 7.6% at December 31, 2008 to 11.8% at December 31, 2009. Rising national unemployment has resulted in higher delinquencies and foreclosures on residential real estate loans, including the jumbo residential loans which comprise the majority of our residential loan portfolio. We believe rising unemployment and declining property values have resulted in higher credit losses. The declines in the value of real estate, which initially involved primarily residential real estate but are now being experienced in the commercial non-residential real estate markets, have exacerbated our credit losses as the underlying collateral values of our loans have continued to decline throughout the three year period. The recession, falling real estate values and high unemployment are adversely affecting residential and commercial non-residential real estate markets. BankAtlantic believes that its commercial borrowers are experiencing difficulties selling real estate inventory or maintaining current cash flow levels on rental real estate properties. We believe that if real estate and general economic conditions and unemployment trends in Florida do not improve, the credit quality of our loan portfolio will continue to deteriorate and we would expect an increase in loan delinquencies and non-accrual loan balances as well as additional provisions for loan losses in future periods. Additionally, if jumbo residential loan delinquencies and foreclosures continue to increase nationwide, additional provisions for losses in our residential loan portfolio may be required.

Financial Services
(BankAtlantic Bancorp)

     We continued to incur losses in our commercial residential real estate and consumer home equity loan portfolios. We also began experiencing higher losses during 2009 in our commercial non-residential, residential and small business loan portfolios as the deteriorating economic environment has adversely impacted these borrowers. In response to these trends, we have significantly reduced purchases of residential loans and tightened consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ current credit scores were significantly lower than at the date of loan origination or where current collateral values were substantially lower than at loan origination.
     We believe that the increase in charge-offs trends of commercial real estate, consumer home equity and residential loans during the three year period ending December 31, 2009 primarily reflects the significant increase in unemployment and declining real estate values. The significant increase in commercial real estate loan charge-offs primarily resulted from our commercial residential development loans and secondarily from our commercial non-residential real estate loans. The majority of the commercial residential development loan charge-offs during 2009 were from updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. We are hopeful that charge-offs and non-performing commercial residential loans may have peaked and may decline in future periods due to significant reductions in outstanding balances from December 2008 to December 2009; however, this may not be the case and there is no assurance that we will not experience the same or higher levels of charge-offs and non-accrual loans in this category. With respect to commercial nonresidential loans we expect that charge-offs in commercial non-residential loans may escalate if market conditions do not improve or deteriorate further. The increasing levels of small business charge-offs during the three year period ended December 31, 2009, we believe, reflects the deteriorating financial condition of our borrowers’ businesses caused, in part, by reduced consumer spending and the depressed real estate industry.

Financial Services
(BankAtlantic Bancorp)

     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	December 31,
	2009	2008	2007	2006	2005
NONPERFORMING ASSETS
Tax certificates	$2,161	1,441	2,094	632	388
Residential real estate (1)	76,401	34,734	8,678	2,629	5,981
Commercial real estate (2)	167,867	161,947	165,818	—	340
Commercial business	18,063	—	—	—	—
Small business	9,338	4,644	877	244	9
Consumer	14,451	6,763	3,218	1,563	471

Total non-accrual assets (3)	288,281	209,529	180,685	5,068	7,189

Residential real estate owned	9,607	2,285	413	617	86
Commercial real estate owned	25,442	16,500	16,763	21,130	881
Small business real estate owned	580	260	—	—	—
Consumer real estate owned	306	—	40	—	—
Other repossessed assets	10	—	—	—	—

Total repossessed assets	35,945	19,045	17,216	21,747	967

Total nonperforming assets	$324,226	228,574	197,901	26,815	8,156

Total nonperforming assets as a percentage of:
Total assets	6.82	4.00	3.21	0.43	0.13

Loans, tax certificates and real estate owned	8.13	4.95	4.10	0.55	0.17

TOTAL ASSETS	$4,755,122	5,713,690	6,161,962	6,187,122	6,109,330

TOTAL LOANS, TAX CERTIFICATES AND REAL ESTATE OWNED	$3,987,248	4,620,956	4,827,114	4,907,660	4,833,539

Allowance for loan losses	$173,588	125,572	94,020	43,602	41,192

Tax certificates	$110,991	213,534	188,401	199,090	166,697

Allowance for tax certificate losses	$6,781	6,064	3,289	3,699	3,271

OTHER POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (4)	$9,960	15,721	—	—	—
Performing impaired loans (5)	6,150	—	—	163	193
Troubled debt restructured loans	107,642	25,843	2,488	—	77

TOTAL POTENTIAL PROBLEM LOANS	$123,752	41,564	2,488	163	270

(1)	Includes $41.3 million and $20.8 million of interest-only residential loans as of December 31, 2009 and December 31, 2008, respectively.

(2)	Excluded from the above table as of December 31, 2009 and 2008 were $44.9 million and $79.3 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of BankAtlantic Bancorp Parent Company in March 2008.

(3)	Includes $45.7 million and $2.3 million of troubled debt restructured loans as of December 31, 2009 and December 31, 2008, respectively.

(4)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral to prevent a loss.

(5)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
     Non-performing assets were substantially higher at December 31, 2009, 2008 and 2007 compared to the prior two years. The increase in non-performing assets during 2006 compared to 2005 resulted from a repossessed commercial real estate property during 2006. This property was further impaired by $7.2 million during 2007 and $3.1 million during 2009.

Financial Services
(BankAtlantic Bancorp)

     The increase in non-accrual loans during the three year period ended December 31, 2009 reflects the general deterioration in the national and Florida economy, high unemployment, and the depressed residential real estate market as home prices throughout the country and in Florida continued to decline and it is taking longer than historical time-frames to foreclose on and sell homes. Residential mortgage delinquencies were at record highs nationally during the fourth quarter of 2009. Non-accrual commercial and small business loans increased primarily due to the deteriorating financial condition of certain of our borrowers which we believe is the result of Florida’s depressed economy and a reduction in consumer spending associated with high unemployment. The increase in commercial real estate non-accrual loans during the three year period ended December 31, 2009 reflects the migration of commercial residential loans to a non-accrual classification as well as weaknesses in the commercial non-residential market during 2009 resulting in an increase in troubled shopping center and office building loans. Commercial non-accrual loans at December 31, 2009 and 2008 were favorably impacted by transferring $101.5 million of non-accrual commercial loans to a work-out subsidiary of BankAtlantic Bancorp Parent Company in March 2008.
     The higher repossessed assets balances at December 31, 2009 compared to prior periods reflect increased foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent resulting in BankAtlantic having few viable alternatives other than initiating the foreclosure process. We also initiate the foreclosure process on non-accrual residential loans upon unsuccessful loan modification attempts. As a consequence of the increasing non-accrual loans, we expect repossessed assets to significantly increase in the foreseeable future.
     BankAtlantic’s potential problem loans at December 31, 2009 have significantly increased compared to prior periods primarily due to an increase in troubled debt restructured loans. In response to current market conditions, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties. During the year ended December 31, 2009, BankAtlantic modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties were the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period. However, there is no assurance that the modification of loans will result in increased collections from the borrower or that modified loans which return to an accruing status will not subsequently return to nonaccrual status.
     BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2009		2008		2007
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$32,225	83,768	—	25,843	—	2,488
Small business	4,520	7,325	2,289	—	—	—
Consumer	1,774	12,969	—	—	—	—
Residential	7,178	3,580	—	—	—	—

Total	$45,697	107,642	2,289	25,843	—	2,488

Financial Services
(BankAtlantic Bancorp)

     Commercial residential loans continue to constitute the majority of non-performing commercial real estate loans; however, BankAtlantic is experiencing unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in future periods. BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships account for 50% of our $167.9 million of non-accrual commercial real estate loans as of December 31, 2009. The following table outlines general information about these relationships as of December 31, 2009 (in thousands):

	Unpaid
	Principal	Book	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Value	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal
Residential Land Developers
Relationship No. 1 (2)	25,000	19,200	2,232	Q4-2004	Q4-2008	Q4-2008	Land A&D (5)	Q4-2009
Relationship No. 2	12,949	12,949	3,624	Q4-2005	Q4-2009	Q4-2009	Land A&D (5)	Q1-2009
Relationship No. 3 (1)	20,016	12,366	10,856	Q3-2004	Q3-2007	Q4-2007	Builder Land	Q4-2009
Relationship No. 4 (2), (3)	13,996	10,867	7,303	Q3-2004	Q4-2008	Q1-2009	Builder Land	Q4-2009
Relationship No. 5 (2)	12,360	10,064	4,500	Q3-2006	Q1-2009	Q1-2009	Land A&D (5)	Q4-2009

Total	84,321	65,446	28,515

Commercial Land Developers
Relationship No. 6	10,779	10,779	—	Q3-2007	Q4-2009	Q3-2009	Commercial Land	Q4-2009
Relationship No. 7 (2)	10,537	8,137	3,964	Q4-2004	Q3-2008	Q1-2009	Commercial Land	Q4-2009

Total	21,316	18,916	3,964

Total of Large Relationships	105,637	84,362	32,479

(1)	During 2008, BankAtlantic recognized partial charge-offs on relationship No. 3 of $7.7 million.

(2)	During 2009, BankAtlantic recognized partial charge-offs on relationship Nos. 1, 4, 5 and 7 aggregating $13.6 million

(3)	A modification was executed, and the loan is reported as a troubled debt restructured loan and is currently not in default.

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
     Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and certain of these loans could potentially have outstanding loan balances significantly higher than related collateral values as a result of real estate value declines in the housing markets. Additionally, loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, California, Florida, Arizona and Nevada are states that have experienced especially elevated foreclosures and delinquency rates.
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

Financial Services
(BankAtlantic Bancorp)

     At December 31, 2009, BankAtlantic’s residential loan portfolio included $776.2 million of interest-only loans. Approximately $33.3 million of interest only residential loans became fully amortizing during the year ending December 31, 2009 and $65.2 million interest only residential loans are scheduled to reset during the year ending December 31, 2010.
     The following table presents relevant data regarding our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
							Average
Year of	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
2007	$63,320	64.08%	85.37%	744	747	$2,508	31.99%
2006	61,894	71.07%	93.61%	738	727	4,739	35.65%
2005	41,624	72.75%	86.24%	724	719	8,469	36.61%
2004	352,473	67.00%	62.60%	737	731	21,031	34.28%
Prior to 2004	184,003	67.23%	47.19%	731	737	7,939	31.98%

	Interest Only Purchased Residential Loans
							Average
Year of	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
2007	$99,068	71.93%	95.23%	752	739	$14,169	33.74%
2006	217,884	73.81%	94.12%	741	735	29,332	35.08%
2005	230,171	70.00%	84.80%	741	749	12,692	34.11%
2004	125,738	72.07%	76.94%	741	718	10,312	31.96%
Prior to 2004	103,325	60.04%	59.28%	743	748	2,335	31.47%

     The following table presents relevant data regarding our purchased residential loans by geographic area segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
							Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
Arizona	$10,824	64.16%	59.24%	733	733	$598	32.97%
California	162,817	66.77%	63.46%	741	744	11,471	34.59%
Florida	92,965	70.28%	64.57%	722	713	10,911	35.15%
Nevada	4,818	69.40%	75.14%	739	732	—	36.56%
Other States	431,889	67.46%	65.92%	735	734	21,705	33.48%

	Interest Only Purchased Residential Loans
							Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
Arizona	$23,370	71.19%	95.47%	750	740	$3,298	32.41%
California	223,454	70.71%	86.10%	740	730	31,322	34.10%
Florida	54,095	68.21%	88.57%	750	741	7,721	31.99%
Nevada	11,529	73.26%	99.64%	745	735	3,951	35.46%
Other States	463,738	70.32%	82.21%	743	744	22,547	33.72%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2009 from

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

	December 31, 2009			December 31, 2008			December 31, 2007
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial business	$4,515	2.94%	3.94%	3,173	2.22%	3.15%	2,668	2.04%	2.65%
Commercial real estate	91,658	7.71	30.49	75,850	5.44	30.69	72,948	4.51	32.78
Small business	7,998	2.56	8.02	8,133	2.49	7.20	4,576	1.44	6.43
Residential real estate	27,000	1.74	39.85	6,034	0.31	42.56	4,177	0.19	43.82
Consumer	42,417	6.14	17.70	32,382	4.35	16.40	9,651	1.37	14.32
Discontinued loan products	—	—	—	—	—	—	—	—	—

Total assigned	173,588			125,572			94,020
Unassigned	—	N/A	N/A	—	N/A	N/A	—	N/A	N/A

	$173,588	4.45	100.00	125,572	2.76	100.00	94,020	1.90	100.00

	December 31, 2006			December 31, 2005
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial business	$2,359	1.50%	3.07%	1,988	2.30%	1.63%
Commercial real estate	24,632	1.28	37.54	17,984	0.75	45.20
Small business	4,495	1.58	5.57	2,640	1.12	4.43
Residential real estate	4,242	0.20	42.33	2,592	0.13	38.53
Consumer	7,874	1.34	11.49	6,354	1.17	10.19
Discontinued loan products	—	—	—	156	12.92	0.02

Total assigned	43,602			31,714
Unassigned	—	N/A	N/A	9,478	N/A	N/A

	$43,602	0.85	100.00	41,192	0.78	100.00

     Included in allowance for loan losses in the above table were specific reserves. BankAtlantic’s specific reserves by loan type were as follows (in thousands):

	As of December 31,
	2009	2008	2007	2006	2005
Commercial	$42,697	29,208	17,609	—	—
Small business	753	300	200	—	—
Consumer	4,621	—	—	—	—
Residential	8,784	—	—	—	—

Total	$56,855	29,508	17,809	—	—

Financial Services
(BankAtlantic Bancorp)

     Residential real estate and home equity consumer loans that are 120 days past due were generally written down to estimated collateral value less costs to sell. As a consequence of longer than historical timeframes to foreclose and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic began performing quarterly impairment evaluations during 2009 on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific reserves were necessary for further estimated market value declines. BankAtlantic also may establish specific reserves on loans that are individually evaluated for impairment (generally commercial and small business loans). The significant increase in commercial loan specific reserves reflects declines in collateral values as of December 31, 2009.
     Commercial real estate loans account for the majority of the allowance for loan losses for each of the years in the five year period ended December 31, 2009. The commercial real estate loan allowance as of December 31, 2005 primarily reflected allowance for loan losses based on increases or decreases in high balance loans. The increase in the allowance for commercial real estate loans during 2006 was associated with a slow-down in the homebuilding industry. The substantial increase in the commercial real estate allowance for loan losses during 2007, 2008 and 2009 resulted in large part from a rapid and prolonged deterioration in the Florida real estate market, generally and the significant downturn in the residential real estate market nationally. During 2008 and 2007, home sales and median home prices declined significantly on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the fourth quarter of 2008 in response to the overall loss of confidence in the financial markets. The housing industry was experiencing a dramatic downturn and market conditions in the housing industry continued to worsen throughout 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory, and increased foreclosure rates. During 2009, the decline in median home prices slowed and medium to low priced home sales began to recover from the 2008 lows. However, we believe that a portion of the increased sales and slow down of price declines may have been attributable to low mortgage interest rates and the impact of the first-time home buyer tax credits and may not be sustainable. Also, during 2009 we began experiencing higher levels of commercial non-residential real estate classified assets and charge-offs resulting from declining real estate values and financial difficulties of our borrowers who experienced reduced cash flows from declining rental income. Accordingly, the allowance for loan losses for commercial real estate loans was increased to reflect higher estimated losses for this loan product as the current economic and market conditions have resulted in unfavorable delinquency trends. We believe that the loss severities associated with these loans may be less significant than our commercial residential development loans as the underlying collateral associated with these loans is generally income producing. However, if economic conditions do not improve, there is no assurance that we will not experience significantly increased delinquencies and charge-offs in our commercial non-residential loan portfolio.
     There are three categories of loans in our commercial residential development loan portfolio that have resulted in the majority of losses in our commercial real estate loan portfolio. The loan balance in these categories aggregated $226.9 million at December 31, 2009. These categories are as follows:
     The “builder land bank loan” category consists of 7 loans and aggregates $43.7 million at December 31, 2009. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category. The number of homebuilders who have publicly announced that they are, or are contemplating, terminating these options or seeking bankruptcy protection substantially increases the risk that the lots will not be acquired as contemplated. Six loans in this category totaling $42.6 million were on non-accrual at December 31, 2009. BankAtlantic established $23.2 million of specific reserves on these loans as of December 31, 2009.
     The “land acquisition and development loan” category consists of 27 loans and aggregates $171.9 million and generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Ten loans in this category totaling $60.2 million were on non-accrual at December 31, 2009. BankAtlantic established $7.1 million of specifics reserves on these loans as of December 31, 2009.

Financial Services
(BankAtlantic Bancorp)

     The “land acquisition, development and construction loan” category consists of 6 loans and aggregates $11.3 million. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. One loan in this category totaling $3.8 million was on non-accrual at December 31, 2009.
     BankAtlantic during 2009 experienced heightened delinquencies and charge-offs associated with commercial non-residential land loans and commercial non-residential loans. At December 31, 2009, BankAtlantic had 30 commercial land loans totaling $88.5 million with 7 non-accrual loans totaling $32.2 million, and 158 commercial non-residential loans totaling $549.9 million at December 31, 2009 with 12 loans on non-accrual totaling $27.8 million. Commercial land loans consist of loans to acquire non-residential land or loans to acquire and develop a site for non-residential commercial construction. The borrower generally sells the developed site to developers or obtains permanent financing from other lenders to complete the development of the property. Commercial non-residential loans generally represent permanent financing for income producing properties and financing for the construction of income producing properties.
     The allowance for consumer loans has increased for each of the years in the five year period ended December 31, 2009. This increase during 2005 and 2006 was largely associated with the growth in outstanding home equity loans throughout the period and the change in policy during 2004 to permit higher loan-to-value ratio loans based on Beacon scores. The increase in the allowance for loan losses for consumer loans during 2007 compared to 2006 reflects unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007. The significant increase in the allowance for consumer loan losses during 2008 compared to 2007 was primarily due to a significant increase in consumer home equity loan charge-offs, higher non-performing loans and adverse delinquency trends. The adverse delinquency trends continued during 2009 as residential property values in Florida continued to decline.
     The allowance for residential loan losses increased during 2006 compared to 2005 primarily associated with higher loan balances. During 2007, the allowance was maintained at 2006 levels as the portfolio experienced minimal credit losses and no adverse delinquency trends. During 2008, as property values nationwide declined and unemployment rates increased, our residential loan portfolio began experiencing unfavorable delinquency trends and increased charge-offs. These unfavorable delinquency trends accelerated throughout 2009. Jumbo residential loan credit trends for loans originated in 2005, 2006 and 2007 significantly deteriorated during 2009 and losses on prime credit quality jumbo residential loans out-paced losses on other prime based loans. As a consequence of these adverse trends, the residential allowance for loan losses significantly increased at December 31, 2009 compared to the same 2008 and 2007 periods. During 2009, residential loan delinquencies continued to increase and modified residential loans are expected to re-default at a high rate, which should result in continued high foreclosure rates. The anticipated resetting during 2010 of option adjustable rate mortgages held by other institutions is also expected to increase foreclosure rates. Residential home prices are forecasted to decline in most markets during 2010 with the worst forecasted declines in the Arizona, California, Florida and Nevada markets. A decline in residential home prices during 2010 may also result in additional delinquencies and losses in our commercial residential real estate portfolio in subsequent periods.
     The allowance for small business loan losses increased during 2006 compared to 2005 primarily associated with higher loan balances. During 2007, the allowance was maintained at 2006 levels as delinquency trends and credit losses remained at 2006 levels. As economic conditions worsened during the latter half of 2008, we began experiencing adverse trends and higher credit losses in our small business loan portfolio. In response to these adverse trends we increased the small business allowance for loan losses by 78% at December 31, 2008 compared to December 31, 2007. During 2009, the small business allowance for loan losses was maintained at 2008 levels as we have seen a recent stabilization of delinquencies and charge-offs trends; however, there is no assurance that these trends will continue.
     As discussed in Item 1A. Risk Factors under Financial Services and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a sustained slowdown in the economy in general, we may experience further deterioration in the credit quality and performance of our loan portfolio. As a consequence, if conditions do not improve, we will experience an increase in levels of non-performing assets and these increases will likely be experienced across various loan categories.

Financial Services
(BankAtlantic Bancorp)

BankAtlantic’s Non- Interest Income
     The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	December 31,			2009 vs	2008 vs
	2009	2008	2007	2008	2007
Service charges on deposits	$75,739	93,905	102,639	(18,166)	(8,734)
Other service charges and fees	29,542	28,959	28,950	583	9
Securities activities, net	11,161	2,395	2,307	8,766	88
Income from unconsolidated subsidiaries	479	1,509	1,219	(1,030)	290
Gains on sales of loans	467	265	494	202	(229)
Other	11,904	10,275	8,803	1,629	1,472

Non-interest income	$129,292	137,308	144,412	(8,016)	(7,104)

     The lower revenues from service charges on deposits during the year ended December 31, 2009 compared to the same 2008 period primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is primarily the result of our focus on targeting customers who maintain deposit accounts with higher balances and secondarily the result of a change in customer behavior in response to the current adverse economic environment. The Federal Reserve has recently adopted new overdraft rules effective July 1, 2010 prohibiting banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has proposed legislation to further limit the assessment of overdraft fees. This legislation and current public focus on overdraft fees may alter customer behavior and further reduce our overdraft fee income in subsequent periods.
     The lower revenue from service charges on deposits during 2008 compared to 2007 was primarily due to lower overdraft fee income. This decline in overdraft fees primarily resulted from lower net overdraft assessments and more stringent criteria for allowing customer overdrafts in response to increasing check losses. Also contributing to reduced fee income during 2008 was a decline in new deposit account openings resulting, in part, from a management decision to reduce overall marketing and advertising expenses and the competitive deposit gathering environment.
     The slight increase in other service charges and fees during 2009 compared to 2008 was primarily due to higher fees associated with a new vendor contract and an increase in cruise ship surcharge income associated with an increased number of automated teller machines (“ATM”) on cruise ships.
     Other service charges and fees during 2008 remained at 2007 levels as higher ATM fees from cruise ships was offset by lower debit card transaction volume. Also, the decline in the number of new deposit account openings during 2008 resulted in lower service charge fees.
     Securities activities, net during the year ended December 31, 2009 includes $11.2 million of gains from the sales of $284.0 million of agency securities. The net proceeds from the sales of securities were used to pay down FHLB advances.
     Securities activities, net during the year ended December 31, 2008 includes $1.0 million of gains from the sale of MasterCard International stock obtained in MasterCard’s initial public offering in September 2006. Additionally, BankAtlantic sold $210.4 million of agency securities and realized gains of $0.9 million. BankAtlantic also recognized gains of $0.4 million in connection with the execution of covered calls on its agency securities portfolio.
     Securities activities, net during the year ended December 31, 2007 includes $3.4 million of gains from the sale of MasterCard International stock. This gain was partially offset by $1.6 million of realized losses from the sale of $399.2 million of municipal securities and $105.8 million of agency securities available for sale. The municipal securities were sold because the lower tax-free returns on these securities were not beneficial to BankAtlantic Bancorp Parent Company in light of the losses incurred during 2007 and the agency securities were sold in response to changes in market interest rates and related changes in the securities’ prepayment risk.

Financial Services
(BankAtlantic Bancorp)

     Income from unconsolidated subsidiaries for 2009, 2008 and 2007 represents $0.5 million, $0.5 million and $0.2 million, respectively, of equity earnings in a joint venture that factors receivables. Income from unconsolidated subsidiaries for 2008 and 2007 also includes $1.0 million and $1.6 million, respectively, of equity earnings from joint ventures that manage income producing rental real estate properties.
     Loss on the disposition of property and equipment during the year ended December 31, 2008 and 2007 primarily represents the write-off of leasehold improvements associated with the relocation of stores and the consolidation of back-office facilities.
     Gains on loan sales during each of the years in the three year period ended December 31, 2009 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers.
     The increase in other non-interest income for the year ended December 31, 2009 compared to the same 2008 period was primarily the result of higher commissions earned on the sale of investment products to BankAtlantic’s customers. Commissions from the sales of investment products for the year ended December 31, 2009, 2008 and 2007 were $4.0 million, $2.1 million and $0.7 million, respectively.
     The increase in other non-interest income for 2008 compared to 2007 was primarily the result of $1.4 million of higher commissions earned on the sale of investment products to customers and a $1.1 million write-off of leasehold improvements associated with the relocation of stores and the consolidation of back-office facilities. This increase in other non-interest income was partially offset by a $1.1 million decline in fee income from the outsourcing of our check clearing operation as low short-term interest rates reduced our earnings credit on outstanding checks.
BankAtlantic’s Non- Interest Expense
     The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	December 31,			2009 vs	2008 vs
	2009	2008	2007	2008	2007
Employee compensation and benefits	$103,209	125,851	148,758	(22,642)	(22,907)
Occupancy and equipment	58,574	64,774	65,840	(6,200)	(1,066)
Professional fees	12,574	10,979	8,266	1,595	2,713
Advertising and promotion	8,395	16,056	19,684	(7,661)	(3,628)
Check losses	4,188	8,767	11,476	(4,579)	(2,709)
Supplies and postage	4,084	4,580	6,078	(496)	(1,498)
Telecommunication	2,464	4,430	5,552	(1,966)	(1,122)
Amortization of intangible assets	1,303	1,359	1,437	(56)	(78)
Cost associated with debt redemption	7,463	1,238	—	6,225	1,238
Provision for tax certificates	3,388	7,286	300	(3,898)	6,986
Restructuring charges, impairments and exit activities	5,338	7,395	8,351	(2,057)	(956)
Impairment of real estate held for sale	3,871	1,169	5,240	2,702	(4,071)
Impairment of real estate owned	4,124	1,465	7,299	2,659	(5,834)
Impairment of goodwill	9,124	48,284	—	(39,160)	48,284
FDIC special assessment	2,428	—	—	2,428	—
Other	28,272	26,990	25,617	1,282	1,373

Total non-interest expense	$258,799	330,623	313,898	(71,824)	16,725

Financial Services
(BankAtlantic Bancorp)

     BankAtlantic’s non-interest expense for 2009, 2008 and 2007 was $258.8 million, $330.6 million and $313.9 million, respectively. Excluding $29.9 million, $59.6 million and $20.9 million of impairments, restructuring charges and costs associated with debt redemptions, BankAtlantic’s non-interest expense would have been $228.9 million, $271.1 million and $293.0 million, for 2009, 2008 and 2007, respectively. The reduction in non-interest expense during the three year period reflects management’s efforts to reduce expenses and increase operating efficiencies. In response to the adverse economic environment, we delayed our store expansion program, consolidated certain back-office facilities, sold five central Florida stores, renegotiated vendor contracts, continued staff reductions, out-sourced certain back-office functions and initiated other targeted expense reduction programs. Management is continuing to explore opportunities to further reduce operating expenses and increase operating efficiencies; however, there is no assurance that we will be successful in these efforts.
     The substantial decline in employee compensation and benefits during each of the years in the three year period ended December 31, 2009 resulted primarily from workforce reductions in March 2007, April 2008 and March 2009, normal attrition, as well as declines in personnel related to the implementation in December 2007 of reduced store lobby and call center hours. In March 2007, BankAtlantic reduced its work force by 225 associates, or 8%; in April 2008, BankAtlantic reduced its work force by 124 associates, or 6%; and in March 2009, BankAtlantic’s workforce was further reduced by 130 associates, or 7%. As a consequence of the work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 1,538 at December 31, 2009, or 41%, while the store network expanded from 88 stores at December 31, 2006 to 100 stores at December 31, 2009. The decline in the work force resulted in lower employee benefits, payroll taxes and recruitment advertising. Also contributing to the decline in compensation, was the discontinuation of the 401(k) Plan employer match and the employee profit sharing plan. Costs associated with these benefit Plans were $0.7 million, $4.9 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The substantial reduction in the workforce as well as the related decrease in employee benefits was partially offset during 2009 by higher pension costs associated with BankAtlantic’s frozen defined benefit plan. BankAtlantic recognized pension income of $0.2 million for each of the years in the two years ended December 31, 2008 and pension expense of $2.0 million for the year ended December 31, 2009. Share-based compensation expense was $2.0 million, $1.2 million and $3.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. BankAtlantic Bancorp did not grant share based awards to employees during 2009 and 2008 and reversed prior period share based compensation expense as the forfeiture rate on outstanding options was increased from 18% to 40% reflecting the significant reduction in the workforce throughout the three year period.
     The decline in occupancy and equipment during the year ended December 31, 2009 compared to the 2008 year primarily resulted from the consolidation of back-office facilities, the renegotiation of vendor contracts and the sale of five central Florida branches during the second quarter of 2008. As a consequence of these actions, rent expense declined by $1.8 million, depreciation expense by $2.4 million and maintenance costs by $2.1 million for the year ended December 31, 2009 compared to the 2008 year.
     Occupancy and equipment expenses for 2008 declined slightly from 2007. During the year ended December 31, 2008, BankAtlantic consolidated two call center operations into one call center in Orlando, Florida, sold five central Florida stores to an unrelated financial institution, terminated certain back-office lease agreements and renegotiated various vendor contracts. The above expense reduction actions were partially offset by higher depreciation and real estate tax expenses associated with the 2007 store network expansion initiatives.
     The higher professional fees for 2009 compared to 2008 were mainly associated with legal costs in connection with loan modifications, commercial loan work-outs, class-action securities litigation and tax certificate activities litigation. Management believes that these matters will continue during 2010 and may result in elevated legal costs in future periods.
     The higher professional fees for 2008 compared to 2007 primarily resulted from increased legal fees as well as higher supervisory and examination fees. The supervisory and exam fees related to consulting fees in connection with a review of our commercial loan portfolio.
     During the year ended December 31, 2009, BankAtlantic changed its advertising focus from growing deposit account volume to enhancing BankAtlantic’s relationship with customers. As a result, BankAtlantic significantly reduced direct mail advertising and reduced gifts to customers upon the opening of deposit accounts. Direct mail advertising and customer gift expenses declined from $10.1 million for the year ended December 31, 2008 to $3.2 million during the same 2009 period.

Financial Services
(BankAtlantic Bancorp)

     The decline in advertising expenses for 2008 compared to 2007 primarily resulted from lower promotional costs for store grand openings and a management decision to reduce overall marketing as part of expense reduction initiatives. BankAtlantic opened 15 stores during 2007, 3 stores during 2008 and BankAtlantic did not open any stores during 2009.
     We believe that the substantial decline in check losses during each of the years in the three year period ended December 31, 2009 primarily related to more stringent overdraft policies implemented during 2008 as well as lower volume of new account growth.
     The lower telecommunication costs for each of the years in the three year period ended December 31, 2009 primarily resulted from switching to a new vendor on more favorable terms during 2008.
     Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.
     The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $760 million and $692 million of FHLB advances in 2009 and 2008. The prepayments in 2009 and 2008 were part of an initiative to improve our liquidity and net interest margin as short term borrowing interest rates were at historical lows.
     The significant increase in the provision for tax certificate losses during 2009 and 2008 compared to 2007 reflects higher charge-offs and increases in the allowance for tax certificate losses primarily related to certificates acquired through bulk purchases in markets which are now distressed. We ceased the bulk acquisition of tax certificates and our out-of-state tax certificate portfolio has been reduced through redemptions.
     Restructuring charges, impairments and exit activities during 2009 reflect a $2.1 million severance charge in connection with the March 2009 workforce reduction, and $2.5 million of asset impairments and lease obligation costs associated with the decision to sell properties or terminate leases in connection with the delay of our store expansion initiative.
     Restructuring charges, impairments and exit activities during 2008 reflect a $2.2 million severance charge in connection with the April 2008 workforce reduction and $5.0 million of asset impairments and lease obligation costs. Also included in restructuring charges is a $0.3 million loss on the sale of five central Florida stores to an unrelated financial institution.
     The restructuring charges, impairments and exit activities during 2007 reflect the March 2007 workforce reduction and impairment and lease obligation costs associated with our decision to delay store expansion.
     Real estate held for sale consists of land acquired for branch expansion and a real estate development acquired in connection with the acquisition of a financial institution during 2002. During the year ended December 31, 2009, 2008 and 2007, BankAtlantic recognized impairments on the real estate development of $3.9 million, $1.2 million and $5.2 million, respectively. During 2008, BankAtlantic sold all vertical construction associated with the real estate development, and the remaining real estate inventory consists of developed and undeveloped lots. During 2009 BankAtlantic recognized $0.8 million of impairments on land acquired for branch expansion.
     Real estate owned impairments during 2009 resulted primarily from a $3.1 million write-down associated with a real estate development acquired during the fourth quarter of 2006 when BankAtlantic took possession of the collateral securing a land acquisition and development loan and secondarily, from write-downs of residential and tax certificate real estate owned. Impairment of real estate owned during 2008 was primarily associated with properties in distressed markets acquired through tax certificate activities. Real estate owned impairments during 2007 resulted from the repossession of the land acquisition and development loan mentioned above.
     BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic performed its annual goodwill impairment test as of September 30, 2009 and determined that its remaining goodwill of $13.1 million in its capital services reporting unit was not impaired, as the fair value of our capital services reporting unit exceeded the fair value of the net assets by $22.6 million. If market conditions do not improve or deteriorate further, BankAtlantic may recognize additional goodwill impairment charges in future periods.

Financial Services
(BankAtlantic Bancorp)

     Based on the results of a goodwill impairment evaluation during 2008, BankAtlantic recorded an impairment charge of $48.3 million. All goodwill in the amount of $31.0 million relating to BankAtlantic’s commercial lending and all goodwill in the amount of $17.3 million relating to BankAtlantic’s community banking reporting units was determined to be impaired. The impairments in the community banking and commercial lending business units reflect the on-going negative trends in the financial services industry affecting BankAtlantic Bancorp’s market capitalization and the credit quality of BankAtlantic’s loan portfolios.
     In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.
     The increase in other non-interest expense for the year ended December 31, 2009 compared to the same 2008 period relates to higher deposit insurance premiums. BankAtlantic’s deposit insurance premium was $8.6 million, $2.8 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. These higher deposit insurance premiums were partially offset by lower general operating expenses during 2009 and 2008 related to management’s expense reduction initiatives.
     The higher other expenses during 2008 compared to 2007 resulted primarily from a $2.3 million increase in BankAtlantic’s deposit premium assessments as the credit held by BankAtlantic against its deposit premium assessments relating back to the early 1990’s was exhausted and BankAtlantic began paying the full deposit premium during the second quarter of 2008. BankAtlantic also incurred $3.3 million of increased property maintenance costs associated with real estate owned and non-performing loans. These increases in other expenses were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.
BankAtlantic’s Provision for Income Taxes

	For the Years Ended			Change	Change
	December 31,			2009 vs	2008 vs
($ in thousands)	2009	2008	2007	2008	2007
Loss before income taxes	$(180,427)	(135,050)	(40,818)	(45,377)	(94,232)
Benefit/(provision) for income taxes	31,719	(31,094)	21,378	62,813	(52,472)

BankAtlantic net loss	$(148,708)	(166,144)	(19,440)	17,436	(146,704)

Effective tax rate	17.58%	-23.02%	52.37%

     The difference between the effective tax rate and the expected federal income tax rate of 35% during 2009 was due primarily to a change in tax laws in November 2009 that extended the net operating loss carry back period for 2009 taxable losses from two years to five years resulting in BankAtlantic recognizing a $31.7 million income tax benefit. Due to BankAtlantic’s recent history of losses and the sustained deterioration in economic conditions, BankAtlantic maintains a deferred tax valuation allowance for its entire amount of net deferred tax assets.
     The difference between the effective tax rate and the expected federal income tax rate of 35% during 2008 was primarily due to the disallowance of tax benefits associated with the current year losses and net deferred tax assets as a result of the establishment of a deferred tax valuation allowance.
     The difference in the effective tax rate and the expected federal income tax rate during 2007 was primarily due to tax exempt income from municipal securities and benefits for state taxes due to allocations of earnings or losses among various state tax jurisdictions. BankAtlantic’s entire portfolio of tax-exempt securities was sold during the fourth quarter of 2007.

Financial Services
(BankAtlantic Bancorp)

BankAtlantic Bancorp Parent Company Results of Operations
     The following table is a condensed income statement summarizing BankAtlantic Bancorp Parent Company’s segment results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2009 vs	2008 vs
	2009	2008	2007	2008	2007
Net interest income (expense):
Interest income on loans	$352	261	—	91	261
Interest and dividend income on investments	221	1,184	2,320	(963)	(1,136)
Interest expense on junior subordinated debentures	(15,535)	(21,262)	(23,054)	5,727	1,792

Net interest expense	(14,962)	(19,817)	(20,734)	4,855	917
Provision for loan losses	(18,414)	(24,418)	—	6,004	(24,418)

Net interest expense after provision for loan losses	(33,376)	(44,235)	(20,734)	10,859	(23,501)

Non-interest income:
Income from unconsolidated subsidiaries	487	600	1,281	(113)	(681)
Securities activities, net	19	(356)	6,105	375	(6,461)
Other income	1,058	1,027	824	31	203

Non-interest income	1,564	1,271	8,210	293	(6,939)

Non-interest expense:
Employee compensation and benefits	5,036	3,046	2,421	1,990	625
Professional fees	2,055	1,782	424	273	1,358
Advertising and promotion	251	279	317	(28)	(38)
Other	1,658	3,634	1,080	(1,976)	2,554

Non-interest expense	9,000	8,741	4,242	259	4,499

Loss before income taxes	(40,812)	(51,705)	(16,766)	10,893	(34,939)
(Provision) benefit for income taxes	—	(1,395)	6,194	1,395	(7,589)

BankAtlantic Bancorp Parent Company loss	$(40,812)	(53,100)	(10,572)	12,288	(42,528)

     BankAtlantic Bancorp Parent Company interest on loans during 2009 and 2008 represented interest income of $3.1 million and $2.3 million, respectively, on commercial business loans acquired in a March 2008 loan transfer from BankAtlantic. These loans were returned to an accrual status during 2008 as the borrowers’ cash flow improved upon obtaining tenants for properties serving as collateral.
     Interest and dividend income on investments during the year ended December 31, 2009 was comprised primarily of earnings from a BankAtlantic reverse repurchase agreement account and dividends from an equity investment. Interest and dividend income on investments during each of the years in the two year period ended December 31, 2008 was comprised primarily of interest and dividends associated with a portfolio of debt and equity securities managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $28,000, $0.2 million and $0.3 million, respectively, during the years ended December 31, 2009, 2008 and 2007. The significant decline in interest and dividends on investments during 2008 and 2009 compared to 2007 resulted from the liquidation of the $54.2 million managed investment portfolio during the first quarter of 2008.

Financial Services
(BankAtlantic Bancorp)

     Interest expense for the years ended December 31, 2009, 2008 and 2007 represents interest expense recognized on BankAtlantic Bancorp Parent Company’s junior subordinated debentures. The decline in interest expense during 2009 compared to 2008 reflects the historically low three month LIBOR interest rates during 2009. The decline in interest rates was partially offset by interest accrued on the junior subordinated debentures’ deferred interest. As previously discussed, BankAtlantic Bancorp Parent Company has elected to defer the payment of interest on all of its junior subordinated debentures, commencing with the first quarter of 2009. BankAtlantic Bancorp is permitted under the terms of its obligations to defer interest payments for up to 20 consecutive quarterly periods. During the deferral period, interest will continue to accrue on the debentures and on the accrued interest, and BankAtlantic Bancorp will continue to recognize such deferred interest as interest expense in its financial statements. As a consequence, BankAtlantic Bancorp Parent Company’s junior subordinated debentures average balances increased from $294.2 million during 2008 to $300.0 million during 2009. Average interest rates on junior subordinated debentures decreased from 7.14% during the year ended December 31, 2008 to 5.18% during the same 2009 period due to a decrease in LIBOR.
     The decline in interest expense during 2008 compared to 2007 resulted from lower average interest rates in 2008 partially offset by higher average borrowings. Average interest rates on outstanding junior subordinated debentures decreased from 8.29% during the year ended December 31, 2007 to 7.14% during the same 2008 period as a result of lower short-term interest rates during 2008 compared to 2007. BankAtlantic Bancorp Parent Company’s junior subordinated debentures average balances were $294.2 million during 2008 compared to $277.9 million during the same 2007 period reflecting the issuance of $30.9 million of junior subordinated debentures during 2007.
     Income from unconsolidated subsidiaries during 2009, 2008 and 2007 represents $0.5 million, $0.6 million and $0.7 million, respectively, of equity earnings from trusts formed to issue trust preferred securities and $0.6 million of equity earnings in income producing real estate joint ventures during the years ended December 31, 2007. The business purpose of the joint ventures was to manage certain rental properties with the intent to sell the properties in the foreseeable future. BankAtlantic Bancorp Parent Company’s joint ventures were liquidated and it does not currently hold any interests in joint ventures.
     During the year ended December 31, 2009, BankAtlantic Bancorp Parent Company redeemed its investment in a private equity security for a $1.5 million gain and sold shares of Stifel common stock received from the sale of Ryan Beck for a $0.1 million gain. Also, during 2009 BankAtlantic Bancorp Parent Company recognized a $1.6 million other-than-temporary decline in value from an equity investment in an unrelated financial institution.
     During 2008, BankAtlantic Bancorp Parent Company sold $54.2 million of equity securities from its managed investment portfolio, $108.4 million of Stifel common stock and warrants to acquire 722,586 shares of Stifel common stock for a net gain of $4.2 million. The majority of the $181.8 million of proceeds from the sale of securities and warrants was used to purchase $94.5 million of non-performing loans from BankAtlantic and to contribute $65 million of capital to BankAtlantic. BankAtlantic Bancorp Parent Company also recognized other-than-temporary impairment charges of $4.6 million associated with an investment in a private limited partnership and an equity investment in a private placement.
     During 2007, BankAtlantic Bancorp Parent Company sold $49.5 million of equity securities from its managed investment portfolio for gains of $9.1 million. The majority of the proceeds from the sale of equity securities was used to purchase and retire BankAtlantic Bancorp’s Class A common stock. BankAtlantic Bancorp Parent Company recognized $0.3 million of unrealized gains from market appreciation of Stifel warrants and recorded an other-than-temporary impairment of $3.3 million associated with an investment in a private limited partnership.
     Other income during the year ended December 31, 2009, 2008 and 2007 primarily represent fees charged to BankAtlantic for executive management services. These fees are eliminated in BankAtlantic Bancorp’s consolidated financial statements.
     BankAtlantic Bancorp Parent Company’s compensation expense during the years ended December 31, 2009, 2008 and 2007 represents salaries, benefits and incentives for executive officers and administrative personnel. The higher compensation expense during 2009 compared to 2008 and 2007 primarily reflects higher incentive performance bonuses during 2009. Compensation expense during 2008 also included a $0.6 million reduction in share-based compensation as the forfeiture rate was increased from 18% to 40% to reflect updated historical forfeiture experience. Share-based compensation expense was $1.2 million for the year ended December 31, 2007 compared to $0.4 million and $0.6 million during the years ended December 31, 2009 and 2008. Incentive performance bonuses based on specific performance criteria were $2.9 million, $0.6 million and $0.5 million during the year ended December 31, 2009, 2008 and 2007, respectively.

Financial Services
(BankAtlantic Bancorp)

     During 2009 and 2008, BankAtlantic Bancorp Parent Company incurred higher professional fees associated with the Securities and Exchange Commission formal investigation, the class-action lawsuits and consulting fees associated with the recapitalization efforts. Also included in professional fees during 2009 and 2008 were legal costs associated with servicing the non-performing loans held in a work-out subsidiary of BankAtlantic Bancorp Parent Company. Professional fees during 2007 were primarily legal costs for general corporate matters.
     Advertising costs during each of the years in the three year period ended December 31, 2009 represents investor relations expenditures, the cost of shareholder correspondence and the annual meeting of shareholders.
     The increase in other expenses during the years ended December 31, 2009 and 2008 compared to the same 2007 period reflects $0.9 million and $2.5 million, respectively, for property maintenance costs for non-performing loans in the process of foreclosure. BankAtlantic Bancorp Parent Company also incurred $0.2 million of loan servicing fees paid to BankAtlantic for each of the years in the two year period ended December 31, 2009 related to the loans held by its asset workout subsidiary. Also included in other expenses for the years ended December 31, 2009, 2008 and 2007 were $0.3 million, $0.3 million and $0.4 million, respectively, of fees paid to BFC for investor relations, risk management and human resources services provided to BankAtlantic Bancorp by BFC.
     BankAtlantic Bancorp Parent Company did not recognize a tax benefit in connection with its 2009 loss. BankAtlantic Bancorp Parent Company recognized a provision for income taxes of $1.4 million in 2008 and an income tax benefit of $6.2 million in 2007. These amounts represent effective tax rates of 0%, 2.65% and 36.94% for 2009, 2008 and 2007, respectively. The change in BankAtlantic Bancorp Parent Company’s effective tax rate during the periods was primarily due to the disallowance of tax benefits associated with its 2009 and 2008 losses as a result of a deferred tax valuation allowance established during 2008 on its net deferred tax assets.
Credit Quality
     To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, BankAtlantic Bancorp Parent Company formed an asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for $94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to BankAtlantic Bancorp Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. The work-out subsidiary of BankAtlantic Bancorp Parent Company entered into a servicing arrangement with BankAtlantic with respect to these loans.
     The composition of non-performing loans acquired from BankAtlantic as of March 31, 2008 was as follows (in thousands):

Amount
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and construction	34,915

Total commercial residential real estate	86,763
Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	(6,440)

Non-accrual loans, net	$95,054

Financial Services
(BankAtlantic Bancorp)

     The composition of the transferred non-performing loans at the indicated dates was as follows (in thousands):

	December 31,	December 31,
	2009	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$14,060	22,019
Land acquisition and development	10,376	16,759
Land acquisition, development and construction	14,903	29,163

Total commercial residential real estate	39,339	67,941
Commercial non-residential real estate	5,558	11,386

Total non-accrual loans	44,897	79,327
Allowance for loan losses — specific reserves	(13,630)	(11,685)

Non-accrual loans, net	31,267	67,642
Performing commercial non-residential loans, net of allowance for loan losses	3,116	2,259

Loans receivable, net	$34,383	69,901

     During the year ended December 31, 2009, BankAtlantic Bancorp Parent Company’s work-out subsidiary received proceeds of $6.3 million from loan payments and the sale of a foreclosed property, transferred a $1.0 million loan from non-accrual to performing, charged-down $16.5 million of loans and foreclosed on five properties aggregating $10.5 million.
     During the year ended December 31, 2008, $2.3 million of loans held by the asset work-out subsidiary were changed to accrual status, BankAtlantic Bancorp Parent Company received $1.1 million of loan repayments and charged-down $19.2 million of loans.
     BankAtlantic Bancorp Parent Company’s non-accrual loans include large loan balance lending relationships. Four relationships account for 59% of its $44.9 million of non-accrual loans as of December 31, 2009. The following table outlines general information about these relationships as of December 31, 2009 (in thousands):

	Unpaid
	Principal	Book	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Value	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal
Residential Land Developers
Relationship No. 1 (1)	14,746	7,873	4,530	Q3-2005	Q3-2007	Q4-2008	Builder Land	Q2-2009
Relationship No. 2	7,382	7,382	2,870	Q1-2006	Q1-2008	Q1-2008	Land A&D (5)	Q2-2009
Relationship No. 3 (2)	19,881	6,188	—	Q1-2005	Q3-2007	Q1-2008	Builder Land	Q3-2009
Relationship No. 4 (3)	9,833	5,225	—	Q2-2004	Q3-2007	Q4-2007	Land AD&C	Q3-2009

	51,842	26,668	7,400

(1)	During 2008, BankAtlantic Bancorp Parent Company recognized partial charge-offs on relationship No. 1 of $6.9 million.

(2)	During 2008 and 2009, BankAtlantic Bancorp Parent Company recognized partial charge-offs on relationship No. 3 aggregating $13.7 million.

(3)	During 2008 and 2009, BankAtlantic recognized partial charge-offs on relationship No. 4 aggregating $4.6 million.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).

Financial Services
(BankAtlantic Bancorp)

     The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is obtained at the date of foreclosure (in thousands).

	For the Years
	Ended December 31,
	2009	2008
Balance, beginning of period	$11,685	—
Loans charged-off	(16,469)	(19,173)
Recoveries of loans previously charged-off	—	—

Net (charge-offs)	(16,469)	(19,173)
Reserves transferred from BankAtlantic	—	6,440
Provision for loan losses	18,414	24,418

Balance, end of period	$13,630	11,685

     The provision for loan losses during the year ended December 31, 2009 and 2008 resulted from additional impairments on nonperforming commercial residential real estate loans and were due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. As previously stated, if market conditions do not improve in the Florida real estate market, additional provisions for loan losses and charge-offs may be required in subsequent periods.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
     Currently, BankAtlantic Bancorp Parent Company’s principal source of liquidity is its cash, investments and funds obtained from its wholly-owned work-out subsidiary. BankAtlantic Bancorp Parent Company also may obtain funds through dividends from its other subsidiaries, issuance of equity and debt securities, and liquidation of its investments, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. BankAtlantic Bancorp Parent Company has historically used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At December 31, 2009, BankAtlantic Bancorp had approximately $308.3 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $13.4 million based on interest rates at December 31, 2009 and are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, BankAtlantic Bancorp Parent Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow BankAtlantic Bancorp Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009 and regularly scheduled quarterly interest payments aggregating $14.1 million that would otherwise have been paid during the year ended December 31, 2009 were deferred. BankAtlantic Bancorp Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BankAtlantic Bancorp Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, BankAtlantic Bancorp may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp Parent Company may end the deferral by paying all accrued and unpaid interest. BankAtlantic Bancorp Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If BankAtlantic Bancorp Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $72 million of unpaid interest based on average interest rates as of December 31, 2009. BankAtlantic Bancorp’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.

Financial Services
(BankAtlantic Bancorp)

     During the year ended December 31, 2009, BankAtlantic Bancorp Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp Parent Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to BankAtlantic Bancorp. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and BankAtlantic Bancorp does not expect to receive cash dividends from BankAtlantic during 2010, and possibly longer. However, BankAtlantic Bancorp may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. Management can give no assurance that it will be able to monetize the loans in the foreseeable future.
     During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended until March 22, 2010. The offers to purchase are conditioned upon acceptance of the offers by holders of a sufficient amount of trust preferred securities and upon BankAtlantic Bancorp’s receipt of proceeds from a financing transaction in amounts sufficient to purchase the trust preferred securities tendered. There is no assurance that holders of a sufficient amount of trust preferred securities will accept BankAtlantic Bancorp’s offers to purchase or that BankAtlantic Bancorp will purchase all or any of the trust preferred securities.
     On August 28, 2009, BankAtlantic Bancorp distributed to each record holder of its Class A common stock and Class B common stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A common stock for each share of Class A and Class B common stock owned on that date. The subscription price was $2.00 per share and BankAtlantic Bancorp completed the rights offering on September 29, 2009 and issued 37,980,936 shares of its Class A common stock to exercising shareholders. The net proceeds from this rights offering were $75.5 million, net of offering costs. It used the net proceeds to contribute $75 million of capital to BankAtlantic. While BankAtlantic Bancorp Parent Company and BankAtlantic had submitted applications for the U.S. Treasury Capital Purchase Program funds during the fourth quarter of 2008, upon the completion of the rights offering in September 2009, BankAtlantic Bancorp and BankAtlantic withdrew their applications with the Treasury. During the year ended December 31, 2009, BankAtlantic Bancorp Parent Company contributed $105 million of capital to BankAtlantic.
     BankAtlantic Bancorp Parent Company may consider pursuing the issuance of additional securities which could include Class A common stock, debt, preferred stock, warrants or any combination thereof, to raise funds for the purchase of trusts preferred securities which may be tendered to BankAtlantic Bancorp in the offers to purchase discussed above or for general corporate purposes, including to provide capital to BankAtlantic and to fund operations. BankAtlantic Bancorp Parent Company’s operating expenses were $7.6 million, $5.6 million and $4.2 million, respectively, during the years ended December 31, 2009, 2008 and 2007 and its non-interest income was $1.5 million, $1.2 million and $8.2 million, respectively. BankAtlantic Bancorp Parent Company is required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards. Any such financing would be sought through public or private offerings, in privately negotiated transactions or otherwise. Additionally, financings could be pursued at the BankAtlantic Bancorp level or directly at BankAtlantic or both. Any financing involving the issuance of BankAtlantic Bancorp Class A common stock or securities convertible or exercisable for BankAtlantic Bancorp’s Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.

Financial Services
(BankAtlantic Bancorp)

     BankAtlantic Bancorp Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at December 31, 2009.

	As of December 31, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$14,002	—	—	14,002
Debt securities	10	—	6	4
Private investment securities	1,500	—	—	1,500

Total	$15,512	—	6	15,506

     The loans transferred to the wholly-owned work-out subsidiary of BankAtlantic Bancorp may also provide a potential source of liquidity through workouts, repayments of the loans, sales of real estate owned or sales of interests in the subsidiary. The balance of these loans and real estate owned, net of reserves at December 31, 2009 was $44.9 million. During the year ended December 31, 2009, BankAtlantic Bancorp Parent Company received net cash of $3.7 million from its work-out subsidiary.
     The sale of Ryan Beck to Stifel closed on February 28, 2007, and the sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain Ryan Beck revenues during the two-year period which ended on February 28, 2009. BankAtlantic Bancorp received its final earn-out payment of $8.6 million paid in 250,233 shares of Stifel common stock in March 2009. The Stifel stock was sold for net proceeds of $8.7 million.
BankAtlantic
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from BankAtlantic Bancorp Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition or an increase in interest rates may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, or which could increase its cost of funds or reduce its net interest income. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit declined from $986 million as of December 31, 2008 to $760 million as of December 31, 2009 due to increases in FHLB line of credit collateral requirements, reduction of lines of credit with financial institutions and the treasury as well as reductions in available collateral due to the sale of mortgage-backed securities and lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that borrowing capacity from funding sources may decrease.
     The FDIC has announced that participating depository institutions may provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was originally scheduled to expire at the end of 2009; however, in August 2009, the FDIC extended the program until June 30, 2010. BankAtlantic “opted-in” to the additional coverage on the subject deposits. As a result, BankAtlantic was assessed a 10-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount. The 10-basis point surcharge was increased to 15 basis points on January 1, 2010.

Financial Services
(BankAtlantic Bancorp)

     In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates schedule was raised by 7 basis points for all depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC imposed a 5 basis point special assessment as of June 30, 2009 that was paid in September 2009. As a consequence, BankAtlantic’s FDIC insurance premium, including the special assessment, increased from $2.8 million during the year ended December 31, 2008 to $11.0 million during the year ended December 31, 2009. In September 2009, the FDIC required financial institutions to prepay, in December 2009, their estimated quarterly FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. BankAtlantic’s prepaid FDIC deposit assessment at December 31, 2009 was $31.3 million.
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $282.0 million and to obtain a $252.1 million letter of credit securing public deposits as of December 31, 2009. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $494.6 million at December 31, 2009. An additional source of liquidity for BankAtlantic is its securities portfolio. As of December 31, 2009, BankAtlantic had $169 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $4.3 million in funding and at December 31, 2009, BankAtlantic had $2.8 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $96 million as of December 31, 2009, with no amounts outstanding under this program at December 31, 2009. The above lines of credit are subject to periodic review, may be reduced or terminated at any time by the issuer institution. If BankAtlantic’s earnings and credit quality continue to deteriorate and if the current economic trends continue to adversely affect its performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us at all, in which case BankAtlantic’s liquidity would be materially adversely affected.
     BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity. BankAtlantic does not anticipate that its brokered deposit balances will increase significantly in the foreseeable future. At December 31, 2009, BankAtlantic had $72.9 million and $24.5 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 1.5% and 0.5% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $234.8 million as of December 31, 2009.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. BankAtlantic improved its liquidity position by utilizing an increase in deposits, proceeds from the sales of securities available for sale, and repayments of earning assets to repay borrowings, resulting in a $942.3 million reduction in borrowings as of December 31, 2009 compared to December 31, 2008.
     BankAtlantic’s commitments to originate loans was $62.6 million at December 31, 2009 and $38.4 million at December 31, 2008. At December 31, 2009, total loan commitments represented approximately 1.69% of net loans receivable. BankAtlantic had no commitments to purchase loans at December 31, 2009 or December 31, 2008.

Financial Services
(BankAtlantic Bancorp)

     At December 31, 2009, BankAtlantic had mortgage-backed securities of approximately $34.4 million pledged to secure securities sold under agreements to repurchase, $41.5 million pledged to secure public deposits, and $98.1 million pledged to secure treasury tax and loan accounts and potential borrowings at the Federal Reserve discount window.
     A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2009. The total amount of principal repayments on loans and securities contractually due after December 31, 2010 was $3.3 billion, of which $1.2 billion have fixed interest rates and $2.1 billion have floating or adjustable interest rates. The table below represents the amounts due based on the contractual terms of the loans or securities and actual principal repayments may differ from information shown below (in thousands):

	Outstanding at
	December 31,	For the Period Ending December 31,
	2009	2010	2011-2012	2013-2017	2018-2022	2023-2027	>2028
Commercial real estate	$1,333,479	679,595	243,603	265,597	97,926	44,931	1,827
Residential real estate	1,554,338	22,399	5,278	21,924	205,735	63,661	1,235,341
Consumer	690,441	1,663	8,235	420,003	238,158	22,382	—
Commercial business	252,803	120,068	57,891	69,175	5,669	—	—

Total loans	$3,831,061	823,725	315,007	776,699	547,488	130,974	1,237,168

available for sale (1)	$319,542	252	1	581	82,940	33,426	202,342

(1)	Does not include $0.8 million of equity securities.
     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2009 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total
One year or less	$204,106	212,881	416,987
Over one year, but less than five years	42,626	9,875	52,501
Over five years	6,071	334	6,405

	$252,803	223,090	475,893

Due After One Year:
Pre-determined interest rate	$48,697	10,209	58,906
Floating or adjustable interest rate	—	—	—

	$48,697	10,209	58,906

     BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2009 was:

Florida	62%
Eastern U.S.A.	20%
Western U.S.A.	14%
Central U.S.A.	4%

100%

     The loan concentration for loans BankAtlantic originated is primarily in Florida. The concentration in locations other than Florida relates primarily to purchased wholesale residential real estate loans.

Financial Services
(BankAtlantic Bancorp)

     At December 31, 2009, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2009:
Total risk-based capital	$422,724	12.56%	8.00%	10.00%
Tier 1 risk-based capital	357,660	10.63	4.00	6.00
Tangible capital	357,660	7.58	1.50	1.50
Core capital	357,660	7.58	4.00	5.00

At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.80	4.00	6.00
Tangible capital	385,006	6.80	1.50	1.50
Core capital	385,006	6.80	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.
     The OTS at its discretion can require an institution to maintain capital amounts and ratios significantly above the “well capitalized” requirements based on the risk profile of the specific institution. If higher capital requirements are imposed by the OTS, BankAtlantic could be required to raise additional capital. There is no assurance that BankAtlantic would be successful in raising additional capital in subsequent periods if required to do so.
     BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to BankAtlantic Bancorp Parent Company. The information which BankAtlantic provides to its regulators is based on estimates and assumptions made by management at the time provided, which are inherently uncertain and actual results may be materially different than that estimated or projected.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
     The table below summarizes BankAtlantic Bancorp’s loan commitments at December 31, 2009 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Commercial Commitments	Committed	1 year	1-3 years	4-5 years	years
Lines of credit	$402,340	78,847	—	—	323,493
Standby letters of credit	13,573	13,573	—	—	—
Other commercial commitments	62,550	62,550	—	—	—

Total commercial commitments	$478,463	154,970	—	—	323,493

     Lines of credit are primarily revolving lines to home equity and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.

Financial Services
(BankAtlantic Bancorp)

     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $10.3 million at December 31, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $3.3 million at December 31, 2009. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.
     Other commercial commitments are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     At December 31, 2009, BankAtlantic Bancorp did not have off balance sheet arrangements that would have a material effect on its consolidated financial statements.
     The table below summarizes BankAtlantic Bancorp’s contractual obligations at December 31, 2009 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$960,559	835,832	108,430	16,294	3
Long-term debt	331,031	—	22,000	14,836	294,195
Advances from FHLB (1)	282,012	282,012	—	—	—
Operating lease obligations held for sublease	23,434	1,010	2,826	1,892	17,706
Operating lease obligations held for use	69,278	7,483	17,372	6,968	37,455
Pension obligation	17,884	1,473	3,040	3,342	10,029
Other obligations	13,006	206	4,800	6,400	1,600

Total contractual cash obligations	$1,697,204	1,128,016	158,468	49,732	360,988

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
     Long-term debt primarily consists of the junior subordinated debentures issued by BankAtlantic Bancorp as well as BankAtlantic’s subordinated debentures and mortgage backed bonds.
     Operating lease obligations held for sublease represent minimum future lease payments on executed leases that BankAtlantic Bancorp intends to sublease or terminate. These lease agreements were primarily initiated in connection with BankAtlantic’s store expansion program.
     Operating lease obligations held for use represent minimum future lease payments in which BankAtlantic Bancorp is the lessee for real estate and equipment leases.
     The pension obligation represents the accumulated benefit obligation of BankAtlantic Bancorp’s defined benefit plan at December 31, 2009. The payments represent the estimated benefit payments through 2019, the majority of which are anticipated to be funded through plan assets. The table does not include estimated benefit payments after 2019. The actuarial present value of the projected accumulated benefit obligation was $31.4 million at December 31, 2009. The plan was underfunded by $9.4 million as of December 31, 2009. BankAtlantic Bancorp is required to fund plan deficits over a seven year period which would include a contribution of $1.6 million to the pension plan for the year ended December 31, 2010. BankAtlantic Bancorp’s future cash contribution may increase or decrease depending on the performance of the plan assets and the increase or decrease of the projected benefit obligation in subsequent periods.

Financial Services
(BankAtlantic Bancorp)

     Other obligations are primarily legally binding agreements with vendors for advertising, marketing and sponsorship services as well as unrecognized tax benefits.
     Pursuant to the agreement for the sale of Ryan Beck to Stifel, BankAtlantic Bancorp agreed to indemnify Stifel and its affiliates against third party claims attributable to the conduct or activities of Ryan Beck prior to the merger. This indemnification is subject to specified thresholds and time periods and to a cap of $20 million. The indemnification period for claims asserted ended on August 31, 2009. While discussions with Stifel with respect to this issue are ongoing, based on the information provided by Stifel to date, management does not believe that it is obligated to indemnify Stifel under the Ryan Beck sales agreement. BankAtlantic Bancorp also agreed to indemnify Stifel against federal tax liabilities and claims relating to the ownership interests in Ryan Beck subject to the $20 million indemnification cap.
     BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2009, BankAtlantic was secondarily liable for $10.7 million of lease payments under leases that were assigned to third parties. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans.
     Dividends
     In February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. During the deferral period, BankAtlantic Bancorp is not permitted to pay dividends to its common shareholders. BankAtlantic Bancorp can end the TruPs deferral period by paying all accrued and unpaid interest; however, it currently expects to continue to defer interest for the foreseeable future. Further, the availability of funds for dividend payments generally depends upon BankAtlantic’s ability to pay cash dividends to BankAtlantic Bancorp. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. BankAtlantic Bancorp does not expect to receive cash dividends from BankAtlantic during 2010, or for the foreseeable future. See Risk Factors — “Financial Services” and Regulation and Supervision — “Limitation on Capital Distributions.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
BFC
     Market risk is defined as the risk of loss arising from adverse changes in market valuations that arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk and interest rate risk.
     Because BankAtlantic Bancorp and Bluegreen are consolidated in the Company’s financial statements, a significant change in the market price of the stock of those companies would not directly impact the Company’s financial results, but would likely have an effect on the market price of our common stock. The market price of BFC’s common stock and the market prices of BankAtlantic Bancorp’s and Bluegreen’s common stock are important to the valuation and financing capability of BFC. BFC also owns 800,000 shares of Benihana’s Convertible Preferred Stock for which no market is available. The ability to realize or liquidate this investment will depend on future market and economic conditions and the ability to register the shares of Benihana’s Common Stock acquired by BFC in the event it converts its shares of Benihana’s Convertible Preferred stock, all of which are subject to significant risk. At December 31, 2009, the closing price of Benihana’s Common Stock was $4.20 per share. The market value of Benihana’s Convertible Preferred Stock if converted to Benihana’s Common Stock at December 31, 2009 would have been approximately $6.6 million.
     During the quarter ended December 31, 2008, the Company performed an impairment review of its investment in Benihana’s Convertible Preferred Stock to determine if an impairment adjustment was needed. Based on the evaluation and the review of various qualitative and quantitative factors, including the decline in the underlying trading value of Benihana’s Common Stock and the redemption provisions of Benihana’s Convertible Preferred Stock, the Company determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value of approximately $16.4 million. At December 31, 2009, the Company’s estimated fair value of its investments in Benihana’s Convertible Preferred Stock was approximately $17.8 million, which includes gross unrealized gains of approximately $1.3 million (see Note 7 of the “Notes to Consolidated Financial Statements” for further information).
Woodbridge
     Woodbridge may be subject to interest rate risk on its and its subsidiaries long-term debt. However, all of Woodbridge’s and its subsidiaries’ borrowings with adjustable rates, which related to Core and Carolina Oak, are in default as of December 31, 2009, and principal and interest payments have been suspended. At December 31, 2009, Woodbridge and its subsidiaries had $170.7 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR rates and $101.7 million in borrowings with fixed or initially-fixed rates.
Bluegreen
     For the year ended December 31, 2009, Bluegreen’s total revenues and net assets denominated in a currency other than U.S. dollars represented an insignificant amount of our consolidated revenues and our consolidated assets. Sales generated by Bluegreen Properties, N.V., Bluegreen’s subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to Bluegreen’s operations or net assets.
     As of December 31, 2009, Bluegreen had fixed interest rate debt before purchase accounting adjustments of approximately $151.3 million and floating interest rate debt before purchase accounting adjustments of approximately $388.2 million. In addition, the majority of Bluegreen notes receivable were comprised of fixed rate loans. The floating interest rates are based either upon the prevailing prime or LIBOR interest rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.
     If interest rates increased or decreased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be approximately $3.1 million. A similar change in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount. These analyses do not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a change in interest rates, Bluegreen would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in Bluegreen’s financial structure.

BankAtlantic Bancorp
     BankAtlantic Bancorp’s primary market risk is interest rate risk. The amount of BankAtlantic’s interest earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of December 31, 2009
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$165,479	98,815	61,653	197,496	523,443
Hybrids ARM less than 5 years	37,760	13,029	84	200	51,073
Hybrids ARM more than 5 years	340,379	291,558	200,368	151,165	983,470
Commercial loans	884,202	104,962	88,030	15,471	1,092,665
Small business loans	286,848	108,136	47,083	40,986	483,053
Consumer	678,464	6,399	3,789	11,175	699,827

Total loans	2,393,132	622,899	401,007	416,493	3,833,531

Investment securities
Mortgage backed securities	89,530	102,466	51,839	63,479	307,314
Other investment securities	49,082	—	—	12,760	61,842
Tax certificates	110,991	—	—	—	110,991

Total investment securities	249,603	102,466	51,839	76,239	480,147

Total interest earning assets	2,642,735	725,365	452,846	492,732	4,313,678

Total non-earning assets	—	—	—	441,444	441,444

Total assets	$2,642,735	725,365	452,846	934,176	4,755,122

Total interest bearing liabilities	$3,512,266	330,576	160,618	324,196	4,327,656
Non-interest bearing liabilities	—	—	—	427,466	427,466

Total non-interest bearing liabilities and equity	$3,512,266	330,576	160,618	751,662	4,755,122

GAP (repricing difference)	$(869,531)	394,789	292,228	168,536
Cumulative GAP	$(869,531)	(474,742)	(182,514)	(13,978)
Repricing Percentage	-18.29%	8.30%	6.15%	3.54%

Cumulative Percentage	-18.29%	-9.98%	-3.84%	-0.29%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.

     BankAtlantic’s residential loan portfolio includes interest-only loans. These loans are scheduled to reprice as follows (in thousands):

Year Ending December 31,	Amount (1)
2010	$65,227
2011	63,542
2012	65,988
2013	130,249
2014	54,787
Thereafter	396,393

Total interest only loans	$776,186

(1)	The above table assumes no prepayments.
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
     In assessing the interest rate risk during 2009 certain assumptions were utilized in preparing the following table. These assumptions related to:

•	Interest rates,
•	Loan prepayment rates,
•	Deposit decay rates,
•	Re-pricing of certain borrowings, and
•	Reinvestment in earning assets.
     The prepayment assumptions used in the model were:

•	Fixed rate mortgages	30%
•	Fixed rate securities	26%
•	Tax certificates	70%
•	Adjustable rate mortgages	16%
•	Adjustable rate securities	25%

Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%
     Presented below is an analysis of BankAtlantic’s estimated net interest income over a twelve month period calculated utilizing its model (dollars are in thousands):

As of December 31, 2009
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$166,800	1.93%
+100 bp	164,645	0.62%
0	163,634	—
-100 bp	164,519	0.54%
-200 bp	162,552	-0.66%

As of December 31, 2008
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$191,139	-3.99%
+100 bp	198,441	-0.32%
0	199,086	—
-100 bp	196,893	-1.10%
-200 bp	193,138	-2.99%
     BankAtlantic Bancorp has $308.3 million of outstanding junior subordinated debentures of which $246.2 million bear interest at variable interest rates and adjust quarterly and $62.1 million bear interest at an 8.5% fixed rate. As of December 31, 2009, $276.6 million of the junior subordinated debentures are callable and $31.7 million callable in 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BFC FINANCIAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Bluegreen Corporation
On November 16, 2009, BFC Financial Corporation purchased approximately 7.4 million additional shares of Bluegreen Corporation’s common stock. As a result of such share purchase, BFC Financial Corporation currently owns 52% of Bluegreen Corporation’s common stock. Accordingly, BFC has a controlling interest in Bluegreen Corporation and, under generally accepted accounting principles (“GAAP”), Bluegreen Corporation’s results from the November 16, 2009 acquisition date through December 31, 2009 are consolidated in BFC’s financial statements for the year ended December 31, 2009. Prior to November 16, 2009, BFC, owned approximately 9.5 million shares, representing approximately 29%, of Bluegreen Corporation’s common stock. The approximately 29% investment in Bluegreen Corporation was accounted for under the equity method of accounting and, under GAAP, BFC Financial Corporation reported in its consolidated financial statements its interest in Bluegreen Corporation’s earnings or losses. In accordance with Rule 3-09 of Regulation S-X, BFC Financial Corporation is required to include herein unaudited financial statements of Bluegreen Corporation as of November 16, 2009 and for the related interim period from January 1, 2009 through November 16, 2009. However, in lieu of such interim unaudited financial statements of Bluegreen Corporation and after receiving the approval of the SEC, BFC Financial Corporation has included as Exhibit 99.1 to this report, the financial statements of Bluegreen Corporation for the three years in the period ended December 31, 2009, including the Report of Bluegreen Corporation’s Independent Registered Public Accounting Firm, Ernst & Young LLP.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of
     BFC Financial Corporation
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income (loss), of change in equity and of cash flows present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Bluegreen Corporation, an approximately 52 percent-owned consolidated subsidiary of the Company at December 31, 2009, which statements were prepared on a historical basis and reflect total assets of $1,131.3 million (subsequently adjusted by the Company to $894.2 million for the application of purchase accounting, net of amortization of basis difference) as of December 31, 2009. Additionally, we did not audit the financial statements of Bluegreen Corporation, an approximately 29 percent-owned equity investment of the Company as of and for the years ended December 31, 2008 and 2007, which statements represent a net investment by the Company totaling $115.1 million at December 31, 2008 (prior to an other-than-temporary impairment recorded by the Company, as discussed in Note 14, net of amortization of basis difference, of $85.3 million), and equity in the net gain (loss) of approximately ($154,000) (prior to the amortization of basis difference of $13.9 million) and $10.3 million for the years ended December 31, 2008 and 2007, respectively. We audited the adjustments necessary to convert the historical basis balance sheet of Bluegreen Corporation to the basis reflected in the Company’s 2009 consolidated financial statements, as well as the other-than-temporary impairment recorded in the Company’s 2008 financial statements. The financial statements of Bluegreen Corporation were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Bluegreen Corporation, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.
As discussed in Note 1, on November 16, 2009, the Company purchased a controlling interest in Bluegreen Corporation, and effective that date, consolidated the financial statements of Bluegreen Corporation in the Company’s consolidated financial statements. As discussed in Note 1, the Company changed the manner in which it accounts for business combinations and noncontrolling interests in 2009.

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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Bluegreen Corporation from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009. We have also excluded Bluegreen from our audit of internal control over financial reporting. Bluegreen Corporation is an approximately 52 percent-owned consolidated subsidiary, whose total assets and total revenues represent $894.2 million and $29.6 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.
/s/ PricewaterhouseCoopers LLP
Miami, Florida
April 12, 2010

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents and due from depository institutions	$315,580	247,760
Federal funds sold and other short-term investments	500	31,177
Restricted cash	24,020	21,288
Securities available for sale at fair value	346,375	722,698
Investment securities at cost or amortized cost (fair value: $9,654 in 2009 and $12,475 in 2008)	9,654	12,008
Current income tax receivable	64,006	—
Tax certificates, net of allowance of $6,781 in 2009 and $6,064 in 2008	110,991	213,534
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	48,751	54,607
Residential loans held for sale	4,547	3,461
Loans receivable, net of allowance for loan losses of $187,218 in 2009 and $137,257 in 2008	3,678,894	4,314,184
Notes receivable, net of allowance of $3,986	277,274	—
Retained interest in notes receivable sold	26,340	—
Accrued interest receivable	32,279	41,817
Real estate inventory	494,291	268,763
Real estate owned and other repossessed assets	46,477	19,045
Investments in unconsolidated affiliates	15,272	41,386
Properties and equipment, net	289,209	237,625
Goodwill	12,241	20,782
Intangible assets, net	81,686	24,204
Assets held for sale	71,900	89,809
Other assets	96,750	31,434

Total assets	$6,047,037	6,395,582

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$3,133,360	3,178,105
Non-interest bearing deposits	815,458	741,691

Total deposits	3,948,818	3,919,796
Advances from FHLB	282,012	967,491
Securities sold under agreements to repurchase	24,468	41,387
Federal funds purchased and other short term borrowings	2,803	238,339
Receivable-backed notes payable	237,416	—
Notes and mortgage notes payable and other borrowings	395,361	212,767
Junior subordinated debentures	447,211	376,104
Loss in excess of investment in Woodbridge’s subsidiary	—	52,887
Deferred income taxes	31,204	—
Liabilities related to assets held for sale	76,351	76,221
Other liabilities	186,453	124,140

Total liabilities	5,632,097	6,009,132

Commitments and contingencies

Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares; issued and outstanding 15,000 shares with a redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 68,521,497 in 2009 and 38,254,389 in 2008	685	382
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,854,251 in 2009 and 6,875,104 in 2008	69	69
Additional paid-in capital	227,934	123,562
Retained earnings (deficit)	16,608	(8,848)
Accumulated other comprehensive income (loss)	(237)	(2,298)

Total BFC Financial Corporation (“BFC”) shareholders’ equity	245,059	112,867
Noncontrolling interests	158,852	262,554

Total equity	403,911	375,421

Total liabilities and equity	$6,047,037	6,395,582

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Revenues
Real Estate and Other:
Sales of real estate	$25,035	13,837	410,115
Other resorts and communities operations revenue	5,832	—	—
Other revenues	8,859	3,033	5,766

	39,726	16,870	415,881

Financial Services:
Interest income	225,762	314,538	371,633
Service charges on deposits	75,739	93,905	102,639
Other service charges and fees	29,542	28,959	28,950
Securities activities, net	11,180	2,039	8,412
Other non-interest income	11,864	10,130	9,159

	354,087	449,571	520,793

Total revenues	393,813	466,441	936,674

Costs and Expenses
Real Estate and Other:
Cost of sales of real estate	108,837	12,838	573,241
Cost of sales of other resorts and communities operations	5,018	—	—
Interest expense, net of interest capitalized	17,660	8,431	3,807
Selling, general and administrative expenses	66,927	55,201	130,096
Impairment of goodwill	2,001	—	—
Other expenses	6,449	—	3,929

	206,892	76,470	711,073

Financial Services:
Interest expense	74,852	140,502	192,672
Provision for loan losses	232,658	159,801	70,842
Employee compensation and benefits	108,245	128,897	151,178
Occupancy and equipment	58,576	64,782	65,851
Advertising and promotion	8,646	16,335	20,002
Check losses	4,188	8,767	11,476
Professional fees	14,629	12,761	8,690
Supplies and postage	4,173	4,662	6,146
Telecommunication	2,481	4,452	5,571
Cost associated with debt redemption	7,463	1,238	—
Provision for tax certificates	3,388	7,286	300
Restructuring charges and exit activities	5,338	7,395	8,351
Impairment of goodwill	8,541	46,564	—
Impairment of real estate held for sale	3,871	1,169	5,240
Impairment of real estate owned	4,124	1,465	7,299
FDIC special assessment	2,428	—	—
Other expenses	29,866	28,894	25,840

	573,467	634,970	579,458

Total costs and expenses	780,359	711,440	1,290,531

Gain on bargain purchase of Bluegreen	183,138	—	—
Gain on settlement of investment in Woodbridge’s subsidiary	29,679	—	—
Equity in earnings from unconsolidated affiliates	33,381	15,064	12,724
Impairment of unconsolidated affiliates	(31,181)	(96,579)	—
Impairment of investments	(2,396)	(15,548)	—
Investment gains	6,654	2,076	1,295
Interest, dividend and other income	15,291	7,750	15,888

Loss from continuing operations before income taxes	(151,980)	(332,236)	(323,950)
Less: (Benefit) provision for income taxes	(67,218)	15,763	(70,246)

Loss from continuing operations	(84,762)	(347,999)	(253,704)
Discontinued operations, net of income tax benefit of $0 in 2009, $0 in 2008 and $(2,238) in 2007	(11,931)	19,388	8,799
Extraordinary gain, net of income tax of $0 in 2008 and $1,509 in 2007	—	9,145	2,403

Net loss	(96,693)	(319,466)	(242,502)
Less: Net loss attributable to noncontrolling interests	(122,414)	(260,567)	(212,043)

Net income (loss) attributable to BFC	25,721	(58,899)	(30,459)
Preferred stock dividends	(750)	(750)	(750)

Net income (loss) allocable to common stock	$24,971	(59,649)	(31,209)

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Basic and Diluted Earnings (Loss) Per Common Share Attributable to BFC (Note 39):
Basic Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations	$0.68	(1.63)	(0.90)
(Loss) earnings per share from discontinued operations	(0.24)	0.11	0.03
Earnings per share from extraordinary gain	—	0.20	0.06

Net income (loss) per common share	$0.44	(1.32)	(0.81)

Diluted Earnings (Loss) Per Common Share
Earnings (loss) per share from continuing operations	$0.68	(1.63)	(0.90)
(Loss) earnings per share from discontinued operations	(0.24)	0.11	0.03
Earnings per share from extraordinary gain	—	0.20	0.06

Net income (loss) per common share	$0.44	(1.32)	(0.81)

Basic weighted average number of common shares outstanding	57,235	45,097	38,778

Diluted weighted average number of common and common equivalent shares outstanding	57,235	45,097	38,778

Amount attributable to BFC common shareholders:
Income (loss) from continuing operations, net of tax	$38,833	(73,752)	(34,851)
Discontinued operations, net of tax	(13,862)	4,958	1,239
Extraordinary gain, net of tax	—	9,145	2,403

Net income (loss)	$24,971	(59,649)	(31,209)

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Net loss	$(96,693)	(319,466)	(242,502)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale	13,876	(14,576)	17,754
(Benefit) provision for income taxes	—	(6,647)	7,599

Unrealized gains (loss) on securities available for sale, net of tax	13,876	(7,929)	10,155

Unfunded pension liability	7,765	(13,911)	702
Provision for income taxes	—	2,112	310

Unfunded pension liability, net of tax	7,765	(16,023)	392

Unrealized losses associated with retained interests in notes receivables sold	(1,513)	—	—
Benefit for income taxes	(588)	—	—

Unrealized losses associated with retained interests in notes receivables sold, net of tax	(925)	—	—

Unrealized gains (losses) associated with investment in unconsolidated affiliates	29	(2,021)	(771)
Benefit for income taxes	—	(184)	(340)

Unrealized gains (losses) associated with investment in unconsolidated affiliates, net of tax	29	(1,837)	(431)

Reclassification adjustments:
Realized net periodic pension (costs) income	(2,005)	248	239
Provision for income taxes	—	—	105

Realized net periodic pension (costs) income, net of tax	(2,005)	248	134

Realized (gains) loss reclassified into net loss	(12,435)	10,502	(8,814)
Benefit for income taxes	—	—	(3,710)

Net realized (gains) loss reclassified into net loss, net of tax	(12,435)	10,502	(5,104)

Other comprehensive income (loss), net of tax	6,305	(15,039)	5,146

Comprehensive loss	(90,388)	(334,505)	(237,356)
Less: Comprehensive loss attributable to noncontrolling interest	(118,170)	(271,712)	(207,042)

Total comprehensive income (loss) attributable to BFC	$27,782	(62,793)	(30,314)

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Changes in Equity
For each of the years in the three year period ended December 31, 2009
(In thousands)

							Accumulated
							Other
						(Accumulated	Compre-	Total	Non-
	Shares of Common		Class A	Class B	Additional	Deficit)	hensive	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	Retained	Income	Shareholders’	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Equity	Subsidiaries	Equity

Balance, December 31, 2006	28,756	7,091	$266	$69	$93,910	$81,889	$1,451	$177,585	$698,323	$875,908
Cumulative effect of a change in accounting principle	—	—	—	—	—	121	—	121	—	121
Net loss	—	—	—	—	—	(30,459)	—	(30,459)	(212,043)	(242,502)
Other comprehensive income, net of taxes	—	—	—	—	—	—	145	145	5,001	5,146
Issuance of common stock, net of issuance costs	11,500	—	115	—	36,006	—	—	36,121	—	36,121
Issuance of common stock upon exercise of stock options and restricted stock	152	—	1	—	187	—	—	188	—	188
Cancelled shares of common stock upon merger	(2,163)	(227)	—	—	—	—	—	—	—	—
Net effect of subsidiaries’ capital transactions attributable to BFC, net of taxes	—	—	—	—	(101)	—	—	(101)	—	(101)
Noncontrolling interests net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	67,669	67,669
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,187	—	—	1,187	—	1,187
Transfer of shares of Common Stock	(12)	12	—	—	—	—	—	—	—	—

Balance, December 31, 2007	38,233	6,876	382	69	131,189	50,801	1,596	184,037	558,950	742,987
Net loss	—	—	—	—	—	(58,899)	—	(58,899)	(260,567)	(319,466)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(3,894)	(3,894)	(11,145)	(15,039)
Issuance of restricted Class A Common Stock	120	—	—	—	—	—	—	—	—	—
Transfer of shares of Common Stock	1	(1)	—	—	—		—	—	—	—
Purchase and retirement of Class A Common Stock	(100)	—	—	—	(54)	—	—	(54)	—	(54)
Net effect of subsidiaries’ capital transactions attributable to BFC, net of taxes	—	—	—	—	2,398	—	—	2,398	—	2,398
Noncontrolling interests net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(24,684)	(24,684)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Re-classification of the 5% Preferred Stock to Redeemable Preferred stock	—	—	—	—	(11,029)	—	—	(11,029)	—	(11,029)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,058	—	—	1,058	—	1,058

Balance, December 31, 2008	38,254	6,875	$382	$69	$123,562	$(8,848)	$(2,298)	$112,867	$262,554	$375,421
Net income (loss)	—	—	—	—	—	25,721	—	25,721	(122,414)	(96,693)
Noncontrolling interests from acquisitions	—	—	—	—	—	—	—	—	71,444	71,444
Other comprehensive income, net of taxes	—	—	—	—	—	—	2,061	2,061	4,244	6,305
Merger transaction (Note 3)	30,246	—	303	—	94,676	—	—	94,979	(99,583)	(4,604)
Transfer of shares of Common Stock	21	(21)	—	—	—	—	—	—	—	—
Pro rata share of the cumulative effect of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	—	—	—	—	—	485	—	485	1,575	2,060
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	8,333	—	—	8,333	—	8,333
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	41,032	41,032
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,363	—	—	1,363	—	1,363

Balance, December 31, 2009	68,521	6,854	$685	$69	$227,934	$16,608	$(237)	$245,059	$158,852	$403,911

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Operating activities:
Net loss	$(96,693)	(319,466)	(242,502)
Adjustment to reconcile net loss to net cash used in operating activities:
Extraordinary gain, net of taxes	—	(9,145)	(2,403)
Discontinued operations attributable to noncontrolling interest	—	(12,144)	(6,122)
Provision for loan valuation allowances, net	240,169	168,552	78,441
Provision for notes receivable allowances, net	3,986	—	—
Restructuring charges, impairments and exit activities	9,209	8,564	13,591
Depreciation, amortization and accretion, net	24,016	28,389	23,693
Share-based compensation expense	4,724	3,821	9,386
Tax benefits from share-based compensation	—	—	(1,265)
Securities activities, net	(17,834)	(4,116)	(9,707)
Net (gains) losses on sales of real estate owned, real estate, loans held for sale and office properties and equipment	(515)	(2,448)	201
Net gain on sale of Ryan Beck Holdings, Inc.	—	—	(2,175)
Stifel stock received as earn-out consideration pursuant to the Ryan Beck sales agreement	(8,589)	(11,309)	—
Gain on bargain purchase of Bluegreen	(183,138)	—	—
Gain on settlement of investment in Woodbridge’s subsidiary	(29,679)	—	—
Originations of loans held for sale, net	(74,764)	(59,323)	(90,745)
Proceeds from sales of loans held for sale	74,325	53,564	96,470
Equity in earnings from unconsolidated affiliates	(33,339)	(14,019)	(10,390)
Impairment of unconsolidated affiliates	31,181	96,579	—
Impairment of investments	2,396	15,548
Impairment of real estate inventory and long lived assets	94,212	3,605	227,412
Impairment of goodwill	10,542	46,564	—
Impairment of fixed assets	20,698	—	—
Deferred income tax provision (benefit)	—	50,260	(44,024)
Increase in income tax receivable	(66,386)	—	—
Deferred interest on junior subordinated debentures	14,139	—	—
Interest accretion on retained interests in notes receivable sold	2,065	—	—
Net losses associated with debt redemption	7,463	1,238	—
Increase in forgivable notes receivable, net	—	—	(673)
(Increase) decrease in real estate inventory	(5,119)	(8,582)	27,006
Increase in securities owned, net	(103)	—	(23,855)
Increase in securities sold but not yet purchased	—	—	28,419
Decrease in accrued interest receivable	9,538	4,454	1,405
Decrease (increase) in other assets	(25,119)	15,584	(12,204)
Decrease in notes receivable	5,802	—	—
Increase in due to clearing agent	—	—	9,657
Decrease in customer deposits	—	(123)	(23,974)
Decrease in other liabilities	(7,202)	(30,858)	(45,012)

Net cash provided by operating activities	5,985	25,189	630

(continued)
See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Investing activities:
Proceeds from redemption and maturity of investment securities and tax certificates	228,522	349,397	208,345
Purchase of investment securities and tax certificates	(125,228)	(377,983)	(211,402)
Purchase of securities available for sale	(91,141)	(288,241)	(682,231)
Proceeds from sales of securities available for sale	341,426	395,771	626,095
Proceeds from maturities of securities available for sale	146,543	145,610	93,803
Decrease (increase) in restricted cash	20,057	(19,081)	(1,576)
Cash paid in settlement of Woodbridge subsidiary’s bankruptcy	(12,430)	—	—
Purchases of FHLB stock	(2,295)	(47,655)	(22,725)
Redemption of FHLB stock	8,151	67,051	28,939
Investments in unconsolidated affiliates	(1,629)	(66)	(6,863)
Distributions from unconsolidated affiliates	334	3,189	8,186
Net repayments (purchases and originations) of loans	351,811	23,285	(2,173)
Proceeds from the sale of loans receivable	14,483	10,100	—
Improvements to real estate owned	(1,373)	(19)	(2,011)
Proceeds from sales of real estate owned	6,073	3,810	2,252
Proceeds from sales of property and equipment	9,555	6,693	969
Purchases of office property and equipment, net	(5,121)	(12,648)	(103,033)
Net cash outflows from the sale of central Florida stores	—	(4,491)	—
Deconsolidation of Woodbridge’s subsidiary cash balance	—	—	(6,387)
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	—	2,628
Net cash from consolidation of Bluegreen	28,682	—	—
Acquisition of Pizza Fusion	3,000	(3,000)	—
Acquisition of BankAtlantic Bancorp Class A shares	—	(3,925)	—
Acquisition of Woodbridge Class A shares	—	—	(33,205)

Net cash provided by (used in) investing activities	919,420	247,797	(100,389)

Financing activities:
Net increase (decrease) in deposits	29,022	(3,482)	86,369
Prepayments of FHLB advances	(1,159,463)	(694,363)	—
Net proceeds (repayments) of FHLB advances	467,000	262,808	(120,000)
Net decrease in securities sold under agreements to repurchase	(16,919)	(9,543)	(45,456)
Net (decrease) increase in federal funds purchased	(235,536)	129,364	76,949
Prepayment of bonds payable	—	(2,751)	—
Repayment of notes, mortgage notes and bonds payable	(26,377)	(32,055)	(162,213)
Proceeds from notes, mortgage notes and bonds payable	10,576	27,522	236,839
Issuance of junior subordinated debentures	—	—	30,929
Payments for debt issuance costs	(1,167)	(518)	(1,695)
Excess tax benefits from share-based compensation	—	—	1,265
Net proceeds from the issuance of BFC’s Class A common stock	—	—	36,121
Proceeds from the exercise of stock options	—	—	187
Preferred stock dividends paid	(750)	(750)	(750)
Purchase and retirement of BFC Class A common stock	—	(54)	—
Purchase and retirement of Woodbridge common stock	(13)	(1,439)	—
Purchase and retirement of BankAtlantic Bancorp Class A common stock	—	—	(53,769)
Proceeds from the issuance of Woodbridge Class A common stock, net of issuance costs	—	—	152,651
Proceeds from issuance of BankAtlantic Bancorp Class A common stock from non-BFC shareholders	45,563	103	2,449
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	(198)	(636)	(5,746)
Woodbridge common stock dividends paid to non-BFC shareholders	—	—	(330)
Distribution from venture partnership to minority holders	—	(410)	—

Net cash (used in) provided by financing activities	(888,262)	(326,204)	233,800

Increase (decrease) in cash and cash equivalents	37,143	(53,218)	134,041
Cash and cash equivalents at beginning of period	278,937	332,155	201,123
Cash and cash equivalents of discontinued assets held for sale at disposal date	—	—	(6,294)
Cash and cash equivalents of discontinued assets held for sale	—	—	3,285

Cash and cash equivalents at end of period	$316,080	278,937	332,155

(continued)
See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Supplemental cash flow information:
Interest paid on borrowings and deposits	$86,170	153,168	197,157
Income taxes (refunded) paid	(2,379)	(44,100)	5,409
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	35,914	7,208	2,528
BFC and Woodbridge merger related transactions (see Note 3):
Increase in other liabilities	4,604	—	—
Increase in BFC’s Class A Common Stock	303	—	—
Increase in additional paid-in capital	94,676	—	—
Decrease in BFC’s non-controlling interest in Woodbridge	(99,583)	—	—
Securities held-to-maturity transferred to securities available for sale	—	—	203,004
Long-lived assets held-for-use transferred to assets held for sale	—	—	13,704
Securities purchased pending settlement	2,018	—	18,926
Decrease in additional paid in capital from the re-classification of the 5% Preferred Stock to Redeemable Preferred stock	—	11,029	—
Decrease in inventory from the reclassification to to property and equipment	—	—	2,859
Increase (decrease) in BFC accumulated other comprehensive income, net of taxes	2,061	(3,894)	145
Net increase (decrease) in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	8,333	2,398	(101)
Net increase in shareholders’ equity resulting from the cumulative effect of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	485	—	—
Increase in deferred tax liability due to cumulative effect of change in accounting for uncertainties in income taxes	—	—	121
See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
1. Organization and Summary of Significant Accounting Policies
Organization and Business
     BFC Financial Corporation (“BFC”, or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), a non-controlling interest in Benihana, Inc. (“Benihana”), and through its wholly-owned Woodbridge Holdings subsidiary, a controlling interest in Core Communities, LLC (“Core” or “Core Communities”). As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
     On September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC (“Woodbridge”), BFC’s wholly-owned subsidiary which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by each company’s shareholders at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock automatically converted into the right to receive 3.47 shares of the Company’s Class A Common Stock. Shares otherwise issuable to BFC attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by BFC were canceled in connection with the merger. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded. See Note 3 for additional information about the Merger.
     BFC previously had an ownership interest of approximately 29% of Bluegreen’s outstanding common stock. On November 16, 2009, BFC purchased approximately 7.4 million additional shares of the common stock of Bluegreen for an aggregate purchase price of approximately $23 million. As a result of such share purchase, BFC now owns approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding stock. Accordingly, BFC has a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results since November 16, 2009, the date of the share purchase, are and will be consolidated in BFC’s financial statements. Any references to Bluegreen’s results of operations includes only 45 days of activity for Bluegreen relating to the period from November 16, 2009, the date of the share purchase, through December 31, 2009 (the “Bluegreen Interim Period”). Prior to November 16, 2009, the approximate 29% equity investment in Bluegreen was accounted under the equity method. See Note 4 of the “Notes to Consolidated Financial Statements” of this report for additional information about the Bluegreen share acquisition on November 16, 2009.
     As a holding company with controlling positions in BankAtlantic Bancorp and Bluegreen, GAAP requires the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including Woodbridge, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution and, in the case of Bluegreen, a subsequent distribution by Woodbridge. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2009, BFC owned approximately 37% of BankAtlantic Bancorp’s Class A and Class B common stock, representing approximately 66% of BankAtlantic Bancorp’s total voting power. At December 31, 2009, BFC owned approximately 52% of Bluegreen’s common stock.
Summary of Significant Accounting Policies
     The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.
     The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is

BFC Financial Corporation
Notes to Consolidated Financial Statements
considered non-authoritative. The adoption of ASC did not change GAAP and had no effect on the Company’s financial statements.
     Use of Estimates — In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of assets and liabilities acquired in business combinations, the allowance for loan losses, evaluation of goodwill, intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue recognition on percent complete projects, determination of the valuation of real estate assets and impairment, estimated costs to complete construction, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, contingencies and litigation, and accounting for share-based compensation.
     Consolidation Policy — The consolidated financial statements include the accounts of all the Company’s wholly-owned subsidiaries, all of the accounts of BankAtlantic Bancorp and Bluegreen because BFC has a controlling voting interest, as well as other entities in which the Company and its subsidiaries hold controlling financial interest and variable interest entities (“VIEs”) if the Company is deemed the primary beneficiary of the entity. All significant inter-company accounts and transactions have been eliminated among consolidated entities.
     The results of operations of Bluegreen have been consolidated since November 16, 2009, the date of additional share acquisition described above. The Company consolidates all of Bluegreen’s wholly-owned subsidiaries and entities in which Bluegreen holds a controlling financial interest. The Company also consolidates Bluegreen’s non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as Bluegreen holds a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, has an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and has majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee.
     In 2008, Woodbridge, indirectly through a wholly-owned subsidiary, made a $3.0 million investment in Pizza Fusion. Pizza Fusion was determined to be a VIE under the provisions of the accounting guidance for consolidation of variable interest entities and Woodbridge’s wholly-owned subsidiary was determined to be the primary beneficiary. Therefore, the Company consolidated Pizza Fusion into its consolidated financial statements as of September 18, 2008.
     Reclassifications — Certain amounts for prior years have been reclassified to conform to revised financial statement presentation for 2009.
     As a result of the Woodbridge merger on September 21, 2009 and the Bluegreen share acquisition on November 16, 2009, in each case as described above, the Company reorganized its reportable segments to better align its segments with the current operations of its businesses. The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services Activities. The Company currently reports the results of operations of its business activities through six reportable segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. As a result of this reorganization, our BFC Activities segment now includes activities formerly reported in the Woodbridge Other Operations segment and our Real Estate Operations segment is comprised of what was previously identified as the Land Division.
     In December 2009, Core reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. The assets are available for immediate sale in their present condition and Core determined that it is probable that it will sell the Projects in 2010. Due to this decision, the assets associated with the Projects that are for sale have been classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets. See Note 5 of the “Notes to Consolidated Financial Statements” for further information.
     Gain on settlement of investment in Woodbridge’s Subsidiary – Under the accounting guidance for consolidation, consolidation of a majority-owned subsidiary is precluded where control does not rest with the

BFC Financial Corporation
Notes to Consolidated Financial Statements
majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the bankruptcy court, rather than the majority owner. As described elsewhere in this report, Levitt and Sons declared bankruptcy on November 9, 2007. Therefore, in accordance with the accounting guidance for consolidation, Levitt and Sons was deconsolidated as of November 9, 2007, eliminating all future operations of Levitt and Sons from the Company’s financial results of operations, and the Company followed the cost method of accounting to record its interest in Levitt and Sons. Under cost method accounting, income may be recognized to the extent of cash received or when Levitt and Sons is legally released from its bankruptcy obligations through the approval of the Bankruptcy Court.
     On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. Pursuant to the settlement agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. In the fourth quarter of 2009, the Company accrued approximately $10.7 million in connection with the portion of the tax refund that we will be required to pay to the Debtors Estate pursuant to the settlement agreement. As a result, the gain on settlement of investment in Woodbridge’s subsidiary for the year ended December 31, 2009 was $29.7 million. See Note 25 for more information regarding the tax refund.
     Cash and Cash Equivalents — Cash equivalents consist of cash, demand deposits at financial institutions (other than BankAtlantic), federal funds sold, securities purchased under resell agreements, money market funds and other short-term investments with original maturities at the date of purchase of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days. Cash and cash equivalents are held at various financial institutions located throughout the United States, Canada and Aruba and exceed federally insured amounts. However, the Company has not experienced any losses on such accounts and periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and mitigate, if necessary, credit risk.
     Restricted Cash — Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other agreements and includes customer deposits held in escrow accounts. Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries. Restricted cash as of December 31, 2008 included the amounts reserved under the Levitt and Sons Settlement Agreement.
     Investment Securities at Cost or Amortized Costs — The Company designates its securities as held to maturity, available for sale, or trading, depending on the Company’s intent with regard to its investments at the time of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts. Certificate of deposits investments with original maturities of greater than three months and remaining maturities of less than one year are included in Investment Securities in the Company’s consolidated statements of financial condition.
     Debt securities not held to maturity and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, resulting from changes in fair value are recorded as a component of other comprehensive income (loss).
     Declines in the value of individual equity securities that are considered other than temporary result in write-downs to the individual securities to their fair value and the write-downs are included in the consolidated statements of operations. Declines in debt securities held to maturity and available for sale that are considered other than temporary result in write-downs when it is more likely than not the Company will sell the securities before it

BFC Financial Corporation
Notes to Consolidated Financial Statements
recovers its cost. If the Company does not intend to sell an impaired debt security but does not expect to recover its cost, the Company determines whether a credit loss exists, and if so, the credit loss is recognized in the consolidated statements of operations and any remaining impairment is recognized in other comprehensive income. The review for other-than-temporary declines takes into account the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
     Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in Financial Services securities activities, net.
     Equity securities that do not have readily determinable fair values are carried at historical cost. These securities are evaluated for other-than-temporary declines in value, and, if impaired, the historical cost of the securities is reduced to its estimated fair value and the impairment is recognized in the consolidated statements of operations.
     Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in securities activities.
     Financial instruments and derivatives — All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net in the consolidated statement of operations. If the Company elects hedge accounting, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s consolidated statements of operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. There were no derivatives outstanding as of December 31, 2009.
     Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are acquired from municipalities generally by public auction. Tax certificates are carried at cost less an allowance for tax certificate losses.
     Allowance for Tax Certificate Losses — The allowance represents management’s estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months delinquent, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued. The provision to record the allowance is included in Financial Services — other expenses.
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
     Loans Held for Sale — Loans held for sale are reported at the lower of aggregate cost or estimated fair value. Loan origination fees and related direct loan origination costs on originated loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.
     Impaired Loans — Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan

BFC Financial Corporation
Notes to Consolidated Financial Statements
agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.
     Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists well secured collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan may be placed on non-accrual status due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, a loan may be placed on non-accrual status even when payments of principal or interest are not currently in default. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis and the cost-recovery method is used for cash receipts on non-accrual loans without specific reserves. Interest income on non-accrual loans with specific reserves is recognized on a cash basis.
     Consumer non-mortgage loans that are 120 days past due are charged off. Secured consumer and residential loans that are 120 days past due are charged down or a specific reserve is established based on the collateral’s fair value less estimated selling costs.
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
     The allowance consists of two components. The first component of the allowance is for “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific reserve needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.
     The second component of the allowance is for “homogenous” loans in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Management segregates homogenous loans into groups with certain common characteristics so as to form a basis for estimating losses as it relates to the group. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on charge-off history by loan type adjusted by an expected recovery rate. A reasonable time frame is selected for charge-off history in order to estimate the inherent loss in the portfolio. The methodology for the qualitative component is determined by considering the following factors: (1) delinquency and charge-off levels and trends; (2) problem loans and non-accrual levels and trends; (3) lending policy and underwriting procedures; (4) lending management and staff; (5) nature and volume of portfolio; (6) economic and business conditions; (7) concentration of credit; (8) quality of loan review system; and (9) external factors. Based on an analysis of the above factors, a qualitative amount is assigned to each loan product. BankAtlantic may also assign specific reserves on residential real estate and real estate secured consumer loans that were written down in prior periods to reflect further estimated market value declines in the collateral.
     Notes Receivable – Bluegreen’s notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. Notes receivable are generally charged off as uncollectible when they have become approximately 120 days past due.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Uncollectibles for vacation ownership interests (“VOI”) notes receivable are estimated in accordance with timeshare accounting rules. Under these rules, the estimate of uncollectibles is based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. Bluegreen uses a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes. Bluegreen also considers whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards. Additionally, under timeshare accounting rules no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. Bluegreen reviews its reserve for loan losses on at least a quarterly basis. Bluegreen estimates credit losses on its notes receivable portfolios generated in connection with the sale of homesites in accordance with the accounting rules for contingencies, as its notes receivable portfolios consist of large groups of smaller-balance, homogeneous loans. Under these accounting rules, the amount of loss is reduced by the estimated value of the defaulted inventory to be recovered.
     Retained Interest in Notes Receivable Sold - When Bluegreen sells its notes receivable either pursuant to its vacation ownership receivables purchase facilities (more fully described in Note 11) or through term securitizations, Bluegreen evaluates whether or not such transfers should be accounted for as a sale pursuant to the accounting rules under the accounting guidance for the transfers and servicing of financial assets and extinguishments of liabilities. The evaluation of sale treatment under the accounting guidance mentioned above involves legal assessments of the transactions, which include determining whether the transferred assets have been isolated from Bluegreen (i.e., put presumptively beyond Bluegreen’s reach and the reach of its creditors, even in bankruptcy or other receivership), determining whether each transferee has the right to pledge or exchange the assets it received, and ensuring that Bluegreen does not maintain effective control over the transferred assets through either an agreement that either: (1) entitles and obligates Bluegreen to repurchase or redeem the assets before their maturity; or (2) provides Bluegreen with the ability to unilaterally cause the holder to return the assets (other than through a cleanup call).
     In connection with such transactions, Bluegreen retains subordinated tranches and rights to excess interest spread which are retained interests in the notes receivable sold. Bluegreen also continues to service the notes for a fee. Historically Bluegreen has structured the majority of such transactions to be accounted for as “off-balance sheet” sales. Gain or loss on the sale of the receivables depends in part on the allocation of the previous carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair value at the date of transfer.
     The Company considers its retained interests in notes receivable sold as available-for-sale investments and, accordingly, carries them at fair value. Unrealized gains or losses on its retained interests in notes receivable sold are included in the Company’s shareholders’ equity as accumulated other comprehensive income, net of income taxes. The portion of other-than-temporary declines in fair value that represent credit losses are charged to operations.
     The Company measures the fair value of the retained interests in the notes receivable sold initially and on a quarterly basis based on the present value of estimated future expected cash flows using its best estimates of the key assumptions – prepayment rates, loss severity rates, default rates and discount rates commensurate with the risks involved. Interest on the retained interests in notes receivable sold is accreted using the effective yield method.
     Real Estate Owned (“REO”) — REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired. Write-downs required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates losses. Expenditures for capital improvements are generally capitalized. Real estate acquired in settlement of loans or tax certificates is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.
     Real Estate Inventory — The Company’s inventory is stated at the lower of cost or estimated fair value.
     The Company’s inventory in the Real Estate Operations segment consists of land, land development costs, interest costs and other construction costs. Due to the large acreage of certain land holdings and the nature of the Company’s project development life cycles, disposition of inventory in the normal course of business is expected to extend over a significant number of years. Costs of development are analyzed to determine the appropriate allocation factors to charge to cost of sales when such inventory is sold. During the long term project development

BFC Financial Corporation
Notes to Consolidated Financial Statements
cycles, which can generally approximate 12-15 years, development costs are subject to volatility. Any future costs to complete infrastructure will be influenced by changes in direct costs associated with labor and materials, as well as changes in development orders and regulatory compliance.
     The Company’s inventory in Bluegreen is comprised of (i) in the Bluegreen Resorts segment, completed real estate-based VOIs, VOIs under construction and land held for future vacation ownership development and (ii) in the Bluegreen Communities segment, residential land acquired or developed for sale. VOI inventory and cost of sales is accounted for under the provisions of timeshare accounting rules, which defines a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under timeshare accounting rules relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). Bluegreen Communities focuses on developing and sub-dividing property and markets residential home sites. For Bluegreen Communities real estate projects, costs are allocated to individual home sites in the Bluegreen Communities projects based on the relative estimated sales value of each home site in accordance with the accounting guidance for real estate, which defines the accounting for costs of real estate projects. Under this method, the allocated cost of a unit is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Home sites reacquired upon default of the related receivable are considered held for sale and are recorded at fair value less costs to sell.
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
     Impairment of Long Lived Assets – Long-lived assets consist of real estate inventory, property and equipment and other amortizable intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. Using estimated future undiscounted cash flows or appraisals requires significant judgment and opinions in developing estimates. Real estate may also be valued using third party offers to purchase, discounted cash flows or broker price opinions. Appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties, and the Company may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. As a consequence of using discounted cash flows, broker price opinions, offers to purchase and adjustments to appraisals, the fair values of the properties use Level 3 inputs in the determination of fair value.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Investments in Unconsolidated Affiliates — The Company follows the equity method of accounting to record its interests in entities in which it does not own the majority of the voting stock and to record its investment in VIEs in which it is not the primary beneficiary. Under the equity method, the initial investment in the entity is recorded at cost and is subsequently adjusted to recognize the Company’s share of the joint venture’s earnings or losses. Distributions received and other-than temporary impairments reduce the carrying amount of the investment.
     The Company reviews its equity and cost method investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of the investments, general market conditions, the duration and extent to which the fair value of the investment is less than cost, and the Company’s intent and ability to hold the investment until it recovers. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, rating agency actions, changes in operational and financing cash flow factors. If a decline in the fair value of the investment is determined to be other-than-temporary, an impairment charge is recorded to reduce the investment to its fair value and a new cost basis in the investment is established.
     Properties and Equipment — Properties and equipment consists primarily of office properties, leasehold improvements, furniture and fixtures, equipment and computer software, golf course land and water treatment and irrigation facilities, and are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range from 35 to 50 years for water and irrigation facilities, up to 40 years for buildings, from 3 to 11 years for office equipment, furniture and fixtures and up to 39 years for golf course land improvements. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Interest expense associated with the construction of certain fixed assets is capitalized as incurred and relieved to expense through depreciation once the asset is put into use. Direct costs associated with development of internal-use software are capitalized and amortized over 3 to 5 years. In cases where the Company determines that land and the related development costs are to be used as fixed assets, these costs are transferred from inventory of real estate to property and equipment.
     Expenditures for new properties, leasehold improvements and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.
     Goodwill and Intangible Assets – Goodwill is recorded at the acquisition date of a business. Goodwill is not amortized, but instead tested for impairment at least annually or at interim periods if events occur subsequent to the annual test date that would result in a decline in the fair value of the reporting unit.
     Goodwill testing is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the second step of the test is used to measure the amount of goodwill impairment, if any, in the reporting unit. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, impairment is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.
     Intangible assets consisting of management contracts that originated from the November 16, 2009 Bluegreen acquisition totaled approximately $63 million. Such management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
     At December 31, 2009 and 2008, intangible assets (excluding the management contracts of $63 million as discussed above) of approximately $18.7 million and $24.2 million, respectively, are amortized over the average life of the respective assets, ranging from 7 years to 10 years.
     The Company evaluates its intangible assets when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying

BFC Financial Corporation
Notes to Consolidated Financial Statements
amounts. The carrying value of these assets is dependent upon estimates of future earnings that are expected to generate. If cash flows decrease significantly, intangible assets may be impaired and would be written down to their fair value. The estimates of useful lives and expected cash flows require the Company to make significant judgments regarding future periods that are subject to outside factors.
Revenue Recognition and Contracts Receivable
Real Estate Operations segment
     The Company’s revenue and all related costs and expenses from house and land sales are recognized at the time that closing has occurred, when title and possession of the property and the risks and rewards of ownership transfer to the buyer, and when the Company does not have a substantial continuing involvement in accordance with the accounting guidance for sales of real estate. In order to properly match revenues with expenses, the Company estimates construction and land development costs incurred and to be incurred, but not paid at the time of closing. Estimated costs to complete are determined for each closed home and land sale based upon historical data with respect to similar product types and geographical areas and allocated to closings along with actual costs incurred based on a relative sales value approach. To the extent the estimated costs to complete have significantly changed, the Company will adjust cost of sales in the current period for the impact on cost of sales of previously sold homes and land to ensure a consistent margin of sales is maintained.
     Revenue is recognized for certain land sales on the percentage-of-completion method when the land sale takes place prior to all contracted work being completed. Pursuant to the requirements of the accounting guidance for sales of real estate, if the seller has some continuing involvement with the property and does not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of the seller’s continuing involvement. In the case of land sales, this involvement typically consists of final development activities. The Company recognizes revenue and related costs as work progresses using the percentage of completion method, which relies on estimates of total expected costs to complete required work. Revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs at the time of sale. Actual revenues and costs to complete construction in the future could differ from current estimates. If the estimates of development costs remaining to be completed are significantly different from actual amounts, then the revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
     The Company’s other revenues consist primarily of rental property income, marketing revenues, irrigation service fees, and title and mortgage revenue. Irrigation service connection fees are deferred and recognized systematically over the life of the irrigation plant. Irrigation usage fees are recognized when billed as the service is performed. Rental property income consists of rent revenue from long-term leases of commercial property. The Company reviews all new leases in accordance with the accounting guidance for leases. If the lease contains fixed escalations for rent, free-rent periods or upfront incentives, rental revenue is recognized on a straight-line basis over the life of the lease.
Bluegreen segments
     In accordance with the requirements of the accounting guidance for real estate time-sharing activities, Bluegreen recognizes revenue on VOI and home site sales when a minimum of 10% of the sales price has been received in cash (demonstrating the buyer’s commitment), the legal rescission period has expired, collectability of the receivable representing the remainder of the sales price is reasonably assured and Bluegreen has completed substantially all of its obligations with respect to any development related to the real estate sold. Bluegreen believes that it uses a reasonably reliable methodology to estimate the collectability of the receivables representing the remainder of the sales price of real estate sold. See further discussion of Bluegreen’s policies regarding the estimation of credit losses on its notes receivable above. Should Bluegreen’s estimates regarding the collectability of its receivables change adversely, it may have to defer the recognition of sales and its results of operations could be negatively impacted. Under the provisions of timeshare accounting rules the calculation of the adequacy of a buyer’s commitment for the sale of VOIs requires that cash received towards the purchase of Bluegreen’s VOIs be reduced by the value of certain incentives provided to the buyer at the time of sale. If after considering the value of the incentive the 10% requirement is not met, the VOI sale, and the related cost and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage

BFC Financial Corporation
Notes to Consolidated Financial Statements
payments. Changes to the quantity, type, or value of sales incentives that Bluegreen provides to buyers of its VOIs may result in additional VOI sales being deferred, and thus its results of operations could be materially adversely impacted.
     In cases where all development has not been completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing one of its Bluegreen Resorts’ or Bluegreen Communities’ projects increase, it may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, and thus its results of operations could be materially adversely impacted.
     Contracts receivable included in other assets in the Company’s consolidated statement of financial condition consists of: (1) amounts receivable from customers on recent sales of VOIs pending recording of the customers’ notes receivable in Bluegreen’s loan servicing system; (2) receivables related to unclosed home site sales; and, (3) receivables from third-party escrow agents on recently closed home site sales.
     Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s Sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are charged to expense as incurred. Conversely, incremental revenue in excess of incremental carrying costs is recorded as a reduction to VOI inventory. Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees. During the year ended December 31, 2009, all of Bluegreen’s rental revenue and Sampler revenue earned in the Bluegreen Resorts segment was recorded as an off-set to cost of other resort and communities operations as such amounts were less than the incremental carrying cost.
     Bluegreen also generates revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized as:
Resort title fees	Escrow amounts are released and title documents are completed.

Resort Management and service fees	Management services are rendered.

Fee-based sales commission	Sales of third party VOI are completed.

Rental and Sampler program	Guests complete stays at the resorts. Rental and Sampler program proceeds are classified as a reduction to “Cost of other resort and communities operations”.

Realty commissions	Sales of third-party-owned real estate are completed.

Golf course and ski hill daily fees	Services are provided.
     The cost of other resort and communities operations consists of the costs associated with the various revenues described above as well as developer subsidies and maintenance fees on Bluegreen’s unsold VOIs.
     Deferred Financing Costs — Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized to interest expense over the terms of the related financing arrangements.
     Business Combinations — In December 2007, the FASB revised its authoritative guidance for business combinations which significantly changed the accounting for business combinations. Under this guidance, subject to limited exceptions, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, due diligence and transaction costs incurred to effect a

BFC Financial Corporation
Notes to Consolidated Financial Statements
business combination are expensed as incurred, as opposed to being capitalized as part of the acquisition purchase price. This guidance also includes a substantial number of new disclosure requirements. The Company adopted this guidance on January 1, 2009.
     The Company accounts for its acquisitions in accordance with the accounting guidance for business combinations. If the Company makes a “bargain purchase”, the Company recognizes a gain in the income statement on the acquisition date. A bargain purchase is a business combination in which the acquisition date amounts of the identifiable net assets acquired and the liabilities assumed, as measured in accordance with the accounting guidance for business combinations exceeds the aggregate of (i) the consideration transferred, as measured in accordance with the accounting guidance, which generally require acquisition date fair value; (ii) the fair value of any non-controlling interest in the acquiree, and (iii) in a business combination achieved in stages, the acquisition date fair value of the Company’s previously held equity interest in the acquiree. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The Company may utilize independent third parties to assist the Company in assessing market conditions when appropriate. The Company is also required to periodically review these judgments and estimates and adjust them accordingly. If conditions change from those expected, it is possible that the results could change in future periods. Certain identifiable intangible assets, such as management contracts, are not amortized, but instead are reviewed for impairment on at least an annual basis, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company accounted for the acquisition of a controlling interest in Bluegreen in November 2009, as a bargain purchase and accordingly, the acquisition cost allocation of Bluegreen has had, and will continue to have, a significant impact on the Company’s operating results.
     Accounting for Costs Associated with Exit or Disposal Activities — Costs to terminate a lease contract before the end of its term are recognized and measured when the Company gives notice to the counterparty in accordance with the contract’s contractual terms or has negotiated a termination of the contract with the counterparty. Contracts that have not been terminated and have no economic benefit to the Company are measured at fair value.
     Advertising — Advertising expenditures are expensed as incurred.
     Income Taxes — BFC and its subsidiaries in which it owns more than 80% of its outstanding equity file a consolidated U.S. federal and Florida income tax return. Subsidiaries, in which the Company owns less than 80% of the outstanding common stock are not included in the Company’s consolidated U.S. federal income tax return. Other than Florida, the Company and its subsidiaries file separate state income tax returns for each jurisdiction.
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
     The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.
     Noncontrolling Interests — In December 2007, the FASB issued guidance for noncontrolling interest and for the deconsolidation of a subsidiary. Specifically, this guidance required the recognition of a noncontrolling

BFC Financial Corporation
Notes to Consolidated Financial Statements
interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. This guidance also established accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest and it also clarified that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance required that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This guidance also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009. Noncontrolling interests reflects third parties’ ownership interests in entities that are consolidated and less than 100% owned.
     Accounting for Contingencies — Accrued liabilities are recorded when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.
     Brokered Deposits — Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the effective interest method over the term of the deposit.
     Earnings (Loss) Per Share — Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) allocable to common stock (after deducting preferred stock dividends) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to acquire common shares of the Company were exercised. Common stock options, if dilutive, are considered in the weighted average number of dilutive common shares outstanding. The options or restricted stock are included in the weighted average number of dilutive common shares outstanding based on the treasury stock method, if dilutive. Diluted (loss) earnings per share is computed in the same manner as basic (loss) earnings per share, but it also takes into consideration the potential dilution from securities issued by subsidiaries that enable their holders to obtain the subsidiary’s common stock. The resulting net income (loss) amount is divided by the weighted average number of dilutive common shares outstanding, when dilutive.
     Stock-Based Compensation Plans — Effective January 1, 2006, the Company adopted the new guidance issued by the FASB for share-based payments using the modified prospective transition method. Under this transition method, share-based compensation expense for each of the years in the three year period ended December 31, 2009, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the guidance that existed from share-based payment on the grant date. Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provision of the new guidance. The Company recognizes these compensation costs generally on a straight-line basis over the requisite service period of the award. Compensation cost associated with awards of liability instruments is based on the current fair value of the awards. The fair value of that award is remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
New Accounting Standards
     In June 2009, the FASB issued an amendment to the accounting guidance for transfers of financial assets which became effective for us on January 1, 2010. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; including securitization transactions and transactions where companies have continuing exposure to the risks related to the transferred financial assets, the effects of a transfer on its statement of financial condition, financial performance and cash flows; and any continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities (“QSPE”). See discussion of the amended guidance related to variable interest entities (“VIEs”) below, for the anticipated impact of the adoption of this accounting guidance for transfers of financial assets.
     In June 2009, the FASB issued an amendment to the accounting guidance for consolidation of VIEs, which became effective for Bluegreen on January 1, 2010. The initial adoption of this amendment in the first quarter of

BFC Financial Corporation
Notes to Consolidated Financial Statements
2010 will require Bluegreen to consolidate its existing qualifying special purpose entities associated with past securitization transactions. As such, it is expected that Bluegreen will record a one-time non-cash after-tax adjustment to shareholders’ equity of approximately $35 million to $55 million, representing the cumulative effect of a change in accounting principle, in the first quarter of 2010. The cumulative effect will consist primarily of the reestablishment of notes receivable (net of reserves) associated with those securitization transactions, the elimination of residual interests that were initially recorded in connection with those transactions, the impact of recording debt obligations associated with third party interests held in the special purpose entities and related adjustments to deferred financing costs and inventory balances. The Company anticipates that its adoption of these standards will have the following impacts on its balance sheet: (1) assets will increase by approximately $380 million to $400 million primarily related to the consolidation of notes receivable; (2) liabilities will increase by approximately $390 million to $410 million, primarily representing the consolidation of debt obligations associated with third party interests; (3) equity will decrease by approximately $5 million to $12 million.
     In January 2010, the FASB issued an update to ASC that provides additional guidance to improve disclosures regarding fair value measurements. Fair value measurements and disclosures were enhanced to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The amendment also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The amendment would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The amendment became effective for us for the quarter ending March 31, 2009, except for the gross presentation of the Level 3 roll forward information, which will become effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Management believes that the additional disclosures required for fair value measurements will not have a material effect on the Company’s financial statements.
2. Liquidity
     BFC
     Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. We expect to meet our liquidity requirements generally through existing cash balances, short-term investments, dividends or distributions from Woodbridge, dividends from Benihana and other investments, as well as amounts paid by affiliates relating to our shared service operations from our affiliated companies. Additionally, if necessary with respect to our long-term liquidity requirements, BFC may seek to incur secured and unsecured indebtedness, future issuances of equity and/or debt securities and the sale of assets; however, there is no assurance that any of these alternatives will be available to BFC on attractive terms, or at all, particularly if the adverse current economic and financial market conditions continue.
     Core Communities
     During 2009, the recession continued and the demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core severely limited its development expenditures in Tradition, Florida and discontinued development activity in Tradition Hilton Head. The value of Core’s assets decreased significantly and Core is currently in default under the terms of all of its outstanding indebtedness totaling approximately $209.9 million (including loans secured by assets held for sale). In an effort to bring about an orderly liquidation without a bankruptcy filing, Core commenced negotiations with all of its lenders and is pursuing all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets. As of February 5, 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head had been placed under the control of a court appointed receiver. There is no assurance, however, that Core will be successful in its efforts. In consideration of the foregoing, the Company evaluated Core’s real estate inventory for impairment on a project-by-project basis. As a result of the impairment analyses performed, the Company recorded impairment charges of $63.3 million to reduce the carrying amount of Core’s inventory to its fair value at December 31, 2009.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Additional impairment charges may be required in the future if Core is not successful in its efforts to liquidate its obligations in an orderly manner or otherwise resolve the outstanding issues with its lenders.
     In December 2009, Core reinitiated efforts to sell the Projects and began soliciting bids from several potential buyers to purchase assets associated with the Projects. The assets are available for immediate sale in their present condition and Core determined that it is probable that it will sell the Projects in 2010. Core has accepted an offer to sell the Projects, which has been approved by the lender with substantially all of the proceeds going to satisfy its obligations to the lender. However, there can be no assurance that the transaction will close and that the lender will release Core from its obligations. See Note 5 of the “Notes to Consolidated Financial Statements” for further information regarding the Projects.
     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding is scheduled in three installments: the first installment of $100,000 was due October 21, 2009; the second installment of $450,000 was due on January 1, 2010; the final installment is due on April 1, 2010. Additionally, Core is obligated to fund certain staffing costing $200,000 under the terms of this agreement. Core did not pay the initial $100,000 installment and has not funded the $200,000 payment for staffing, and on November 5, 2009, Core received a notice of default from the city for non payment. Core is in discussions with one of its lenders to fund the required payments out of an interest reserve account established under its loan agreement with that lender while it seeks to resolve this issue. However, in the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city which could result in a loss of entitlements associated with the development project.
     In light of current market conditions, and cessation of its activities, Core reduced its head count by 41 employees during 2009, resulting in approximately $1.3 million in severance charges which were recorded during the fourth quarter of 2009.
     The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and as they arise. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and there is no assurance that Woodbridge will provide any funds to Core. Core’s results are reported in the Real Estate Operations segment in Note 34. Core’s financial information included in the consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty.
Carolina Oak
     The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, a deterioration in consumer confidence, overall softening of demand for new homes, a decline in the overall economy, increasing unemployment, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. Furthermore, the lender declared a default of the $37.2 million loan that is collateralized by the Carolina Oak property. Subsequently, the lender was taken over by the FDIC and accordingly, the FDIC now holds the loan. While there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged by the lender. Woodbridge is currently negotiating with representatives of the FDIC in an effort to bring about a satisfactory conclusion with regard to the debt. However, the outcome of the negotiation is uncertain.
     At December 31, 2009 and 2008, Carolina Oak’s project inventory of real estate was evaluated for impairment in accordance with the accounting guidance for the impairment or disposal of long-lived assets. As a result of the analysis, the Company recorded impairment charges of $16.7 million and $3.5 million in cost of sales for the year ended December 31, 2009 and 2008, respectively, which are reflected in the Real Estate Operations segment. See Note 12 of the “Notes to the Consolidated Financial Statements” for further information

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BankAtlantic Bancorp and BankAtlantic
     Both BankAtlantic Bancorp Parent Company and BankAtlantic actively manage liquidity and cash flow needs. BankAtlantic Bancorp Parent Company had cash of $14.0 million as of December 31, 2009, does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013. BankAtlantic Bancorp Parent Company’s operating expenses for the years ended December 31, 2009, 2008 and 2007 were $7.6 million, $5.6 million and $4.2 million, respectively and its non-interest income was $1.5 million, $1.2 million and $8.2 million, respectively. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of borrowings under its lines of credit and Treasury and Federal Reserve lending programs. As of December 31, 2009, BankAtlantic had $235 million of cash and available unused borrowings of approximately $760 million, consisting of $495 million of unused FHLB line of credit capacity, $169 million of unpledged securities, and $96 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to periodic reviews and may be terminated, suspended or reduced at any time. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow or make terms of the borrowings and deposits less favorable. As a result, there is a risk that the cost of funds will increase or that the availability of funding sources may decrease.
     The substantial uncertainties throughout the Florida and national economies and U.S. banking industry coupled with current market conditions have adversely affected BankAtlantic Bancorp’s and BankAtlantic’s 2009 results. As of December 31, 2009, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. BankAtlantic’s communications with the OTS include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to BankAtlantic Bancorp Parent Company. If higher capital requirements are imposed by its regulators, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that BankAtlantic Bancorp Parent Company or BankAtlantic would be successful in raising additional capital on favorable terms or at all. Although BankAtlantic Bancorp and BankAtlantic have experienced operating losses in each of the years in the three-year period ended December 31, 2009, BankAtlantic remains a “well capitalized” financial institution and both BankAtlantic Bancorp Parent Company and BankAtlantic anticipate maintaining sufficient liquidity to fund operations at least through December 31, 2010. However, if unanticipated market factors emerge and/or BankAtlantic Bancorp is unable to execute its plans or if BankAtlantic requires capital and BankAtlantic Bancorp is unable to raise capital, it could have a material adverse impact on BankAtlantic Bancorp’s business, results of operations and financial condition.

BFC Financial Corporation
Notes to Consolidated Financial Statements
3. Woodbridge Merger
     On September 21, 2009, Woodbridge Holdings Corporation and BFC consummated their previously announced merger, pursuant to which Woodbridge merged with and into a wholly-owned subsidiary of BFC. Upon the effectiveness of the merger, the subsidiary was re-named Woodbridge Holdings, LLC, and Woodbridge Holdings, LLC continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by the shareholders of Woodbridge and BFC at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock automatically converted into the right to receive 3.47 shares of BFC’s Class A Common Stock. Shares otherwise issuable to BFC attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by BFC were canceled in connection with the merger. The merger resulted in a net increase to BFC’s shareholders’ equity of approximately $95 million, comprised of an increase in common stock and additional paid-in capital of approximately $303,000 and $94.7 million, respectively, and a corresponding decrease to noncontrolling interest of approximately $99.6 million.
     Prior to the consummation of the merger, BFC owned approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. Since BFC had a controlling interest in Woodbridge, the financial results of Woodbridge prior to the merger were consolidated in BFC’s financial statements and continue to be consolidated in BFC’s financial statements. The merger was accounted for as an equity transaction for financial reporting and accounting purposes in accordance with recently adopted FASB authoritative guidance in connection with noncontrolling interests, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.
     Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. As of the date of this filing, one Dissenting Holder which held approximately 400,000 shares of Woodbridge’s Class A Common Stock had withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Woodbridge is currently a party to legal proceedings relating to the Dissenting Holders appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital which is reflected in the Company’s consolidated financial statements representing in the aggregate Woodbridge’s offer to the Dissenting Holders. There is no assurance as to the amount of the cash payment that will be required to be made to the Dissenting Holders, and such amount may exceed the $4.6 million that we have accrued related to this matter.
4. Acquisitions and Business Combinations
     Bluegreen Share Acquisition
     On November 16, 2009, the Company purchased approximately 7.4 million shares of the common stock of Bluegreen for an aggregate purchase price of approximately $23 million, increasing its interest from 29% to 52%, and resulting in the Company owning a controlling interest in Bluegreen. As a result of the purchase of the Bluegreen shares, the Company now owns approximately 16.9 million shares. The Company previously accounted for its 29% equity interest in Bluegreen as an equity method investment. The fair value of the Company’s investment in Bluegreen immediately before the acquisition was $25.1 million after recognizing a loss resulting from the remeasurement of its investment in Bluegreen of $8.1 million, which is included in the gain on bargain purchase of Bluegreen in the Company’s consolidated statements of operations. Bluegreen’s results for the Bluegreen Interim

BFC Financial Corporation
Notes to Consolidated Financial Statements
Period are consolidated into the Company’s financial statements. The Company consolidates all of Bluegreen’s wholly-owned subsidiaries and entities in which Bluegreen holds a controlling financial interest. The Company also consolidates Bluegreen’s non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as Bluegreen holds a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, has an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and has majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee. The Company’s purchase of additional shares of Bluegreen common stock is part of BFC’s strategy to maximize shareholder value by providing strategic support to companies in which it holds investments. While BFC has held a substantial equity position in Bluegreen for a number of years, BFC was given the opportunity to expand its ownership by purchasing shares of Bluegreen held by a competitor who desired to dispose of the shares. The purchase which increased BFC’s ownership to a control level was made at what the Company believes was an attractive price and resulted in a bargain gain under GAAP.
     Included in the Company’s consolidated statement of operations is revenue related to Bluegreen before purchase accounting adjustments of $31.1 million for the Bluegreen Interim Period. The operating results of Bluegreen are included in the Company’s Bluegreen Resorts and Bluegreen Communities segments. The Company did not incur any significant costs in connection with the share acquisition for the year ended December 31, 2009.
     The following table summarizes the aggregate purchase price allocation and fair value of the non-controlling interest in Bluegreen as of November 16, 2009 (in thousands):

		Fair Value
		Hierarchy
Cash and cash equivalents	$51,621	Level 1
Restricted cash	25,079	Level 1
Property and equipment	83,083	Level 3
Management contracts	63,000	Level 3
Real estate inventory	313,869	Level 3
Notes receivable	285,000	Level 3
Retained interests in notes receivable sold	29,250	Level 3
Other assets	40,983	Level 3

Fair value of assets	891,885

Accounts payable and other liabilities	50,764	Level 3
Deferred income	10,996	Level 3
Deferred income taxes	29,784	Level 3
Lines of credit and notes payable	198,947	Level 2
Junior subordinated debentures	56,783	Level 2
Receivable-backed notes payable	236,359	Level 2

Fair value of liabilities	583,633

Non-controlling interest (Big Cedar Joint Venture)	26,200	Level 3

Net assets acquired	282,052

Less: Cash consideration on acquisition of additional 23% interest	(22,939)
Less: Fair value of previously held equity interest	(25,126)	Level 1
Less: Fair value of non-controlling interest	(41,254)	Level 1
Less: Loss on previously held equity interest	(8,074)
Less: Loss on accumulated other comprehensive income attributable to previously held equity interest	(1,521)

Bargain purchase gain	$183,138

     The aggregate value of (a) the purchase price paid for the acquisition of the Bluegreen shares (b) the fair value of non-controlling interest in Bluegreen and (c) the fair value of our previously held equity interest in Bluegreen before the additional share acquisition, was less than the fair value of the net assets acquired, which

BFC Financial Corporation
Notes to Consolidated Financial Statements
resulted in a bargain purchase gain, which has been recognized in the Company’s consolidated statements of operations.
     As a result of the Company obtaining control over Bluegreen, the Company’s previously held 29% interest was re-measured to fair value. The fair value of the non-controlling interest was based on a market approach valuation technique and inputs categorized as Level 1 inputs under the accounting guidance for fair value measurements.
     The fair value of the assets acquired includes: notes receivable which were fair valued using an income approach and application of a discounted cash flow method; real estate inventory, including resorts and communities inventory which was valued using a combination of the income approach for the resorts inventory and independent appraisals for the communities real estate projects; retained interest in notes receivable sold represents Bluegreen’s economic interest in the notes receivable it sold in a structured financing and was fair valued using an income approach and a discount of the expected cash flows available to be distributed to investors; and intangible assets represented by management contracts which consist of Bluegreen’s contracts with various homeowners associations to manage, service, staff and maintain the properties. The management contracts were fair valued using an income approach and excess earnings method whereby the revenues and costs attributable to the management contracts less charges for use of the contributory assets are used to determined excess earnings. Such management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
     Management is evaluating the fair value of the inventory and certain contracts, and as such, amounts presented are estimates and are subject to revision as more detailed analyses are completed and additional information becomes available. Any change resulting from the final evaluation of the inventory of Bluegreen as of the acquisition date may change the amount of the bargain purchase gain recorded at December 31, 2009.
     The fair value of the liabilities includes: receivable-backed notes payable, notes payable and lines of credit, which were valued based on the underlying terms, including maturity dates; junior subordinated debentures which were valued based on a discounted cash flow analysis; and non-controlling interest in a joint venture with Big Cedar LLC, which was valued using a methodology consistent with the methodology used for the valuation of Bluegreen’s underlying assets and liabilities.
     Shares Purchased in BankAtlantic Bancorp and Woodbridge
     During the third quarter of 2009, BankAtlantic Bancorp distributed to its shareholders 4.441 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock held on August 24, 2009 (the “BBX Rights Offering”). Each whole subscription right entitled the holder to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at a purchase price of $2.00 per share. The BBX Rights Offering commenced on August 28, 2009 and was completed on September 29, 2009. BFC exercised its subscription rights in the BBX Rights Offering to purchase an aggregate of 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $29.9 million. This purchase increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 7.3% to 37.2% and increased BFC’s voting interest in BankAtlantic Bancorp by approximately 6.7% to 66.0%. BFC’s purchase of the 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock was accounted for as an equity transaction in accordance with recently adopted FASB guidance effective January 1, 2009, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling financial interest in its subsidiary are reported as equity transactions. Accordingly, BFC’s increase in BankAtlantic Bancorp’s ownership interest resulted in an increase to additional paid-in capital of approximately $7.0 million, which represents the excess carrying value of the noncontrolling interest acquired over the consideration paid.
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
     From December 2, 2008 through December 11, 2008, BFC purchased an aggregate of 323,848 additional shares of BankAtlantic Bancorp’s Class A common stock on the open market for an aggregate purchase price of $1.1 million. BFC’s acquisition of the 323,848 shares of BankAtlantic Bancorp’s Class A common stock increased

BFC Financial Corporation
Notes to Consolidated Financial Statements
BFC’s ownership interest in BankAtlantic Bancorp by approximately 2.9%. The excess of the fair value over the purchase price (negative goodwill) of $2.9 million was allocated ratably to all of the non-current and non-financial acquired assets, except assets to be disposed of by sale and deferred tax assets.
     Effective August 29, 2007, Woodbridge distributed to its shareholders 5.0414 subscription rights for each share of Woodbridge’s Class A common stock and Class B common stock held on August 27, 2007 (the “Woodbridge Rights Offering”). Each whole subscription right entitled the holder to purchase one share of Woodbridge’s Class A Common Stock at a subscription price of $2.00 per share. BFC purchased an aggregate of 3,320,543 shares of Woodbridge’s Class A common stock in the Woodbridge Rights Offering for an aggregate purchase price of $33.2 million, which increased BFC’s economic ownership interest in Woodbridge by approximately 4.1%. The acquisition of the additional interest in Woodbridge resulted in negative goodwill (excess of fair value of acquired net assets over purchase price of shares) of approximately $11 million. After ratably allocating this negative goodwill to non-current and non-financial assets, the Company recognized an extraordinary gain, net of tax, of $2.4 million for the year ended December 31, 2007.
     The acquisition of additional shares of Class A Common Stock of BankAtlantic Bancorp in August 2008 and December 2008 and of Woodbridge in October 2007 were accounted for as step acquisitions under the purchase method of accounting in effect prior to January 1, 2009.
5. Discontinued Operations
Real Estate
     Core Communities
     In December 2009, Core Communities reinitiated efforts to sell the Projects and began soliciting bids from several potential buyers to purchase assets associated with the Projects. The assets are available for immediate sale in their present condition and Core determined that it is probable that it will sell the Projects in 2010. Due to this decision, the assets associated with the Projects that are for sale have been classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets.
     The assets were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the audited consolidated statements of financial condition. Additionally, the results of operations for the Projects were reclassified to income from discontinued operations. Depreciation related to these assets held for sale ceased in December 2009. The Company has elected not to separate these assets in the audited consolidated statements of cash flows for the periods presented. Management has reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that an impairment charge was necessary to write down the aggregate carrying value of the Projects to its fair value less the estimated costs to sell and, accordingly, recorded an impairment charge of approximately $13.6 million for the year ended December 31, 2009.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the Projects as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Restricted cash	$538	—
Property and equipment, net	61,588	77,722
Other assets	9,774	12,087

Assets held for sale	$71,900	89,809

Accounts payable, accrued liabilities and other	$1,602	1,216
Notes and mortgage payable	74,749	75,005

Liabilities related to assets held for sale	$76,351	76,221

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table summarizes the results of operations for the Projects (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Revenue and other income (a)	$8,497	11,203	4,710
Costs and expenses (b)	24,129	8,420	1,837

(Loss) income before income taxes	(15,632)	2,783	2,873
Provision for income taxes	—	—	1,234

Income (loss) from discontinued operations	$(15,632)	2,783	1,639

(a)	Core received proceeds of approximately $5.6 million from the sale of three ground lease parcels during the year ended December 31, 2008. As a result of these sales, Core realized a gain on sale of property and equipment for the year ended December 31, 2008 of approximately $2.5 million, which is included in the preceding table in revenue and other income for the year ended December 31, 2008.

(b)	Includes a $13.6 million impairment charge recorded in the year ended December 31, 2009.
     Core is the obligor under $71.6 million of loans as of December 31, 2009 which are collateralized by its two commercial leasing projects classified as assets held for sale and are currently in default. Core has accepted an offer to sell the Projects, which has been approved by the lender. Substantially all of the proceeds from the sale will be used to satisfy its obligations to the lender.
Financial Services
     BankAtlantic Bancorp
     On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary of BankAtlantic Bancorp engaged in retail and institutional brokerage and investment banking. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations”. Discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 include earn-out consideration paid in accordance with the terms of the acquisition agreement.
     Under the terms of the sales agreement, BankAtlantic Bancorp and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 3,701,400 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 750,000 shares of Stifel common stock at an exercise price of $24.00 per share (the “Warrants”). Of the total Ryan Beck sales proceeds, BankAtlantic Bancorp’s portion was 3,566,031 shares of Stifel common stock, cash of $2.6 million and Warrants to acquire an aggregate of 722,586 shares of Stifel common stock. BankAtlantic Bancorp sold its entire investment in 3,566,031 shares of Stifel common stock and warrants to acquire 722,586 shares of Stifel common stock during the year ended December 31, 2008 and recognized a gain of $2.8 million.
     The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceeded $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale.
     Included in the Company’s consolidated statement of operations in discontinued operations during the years ended December 31, 2009 and 2008 was $4.2 million and $16.6 million, respectively, of earn-out consideration. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale and BankAtlantic Bancorp received additional consideration of 55,016 shares of Stifel common stock valued at $1.7 million during the year ended December 31, 2008. BankAtlantic Bancorp did not receive additional consideration associated with investment banking activities during the year ended December 31, 2009, as Ryan Beck’s investment banking revenues did not exceed $25 million. BankAtlantic Bancorp recognized additional earn-out consideration of

BFC Financial Corporation
Notes to Consolidated Financial Statements
$4.2 million and $14.9 million as private client revenues exceeded the defined amounts as of December 31, 2009 and 2008, respectively. The additional consideration associated with the private client revenues was pursuant to the parties’ agreement for payment by April 15, 2009 in cash or Stifel stock. However, during 2008, BankAtlantic Bancorp and Stifel entered into an amendment to the merger agreement whereby Stifel agreed to prepay $10.0 million of the Ryan Beck private client group earn-out payment for a discounted payment of $9.6 million. BankAtlantic Bancorp received 233,500 shares of Stifel common stock in consideration for the $9.6 million advance earn-out payment.
     The Stifel sales agreement also required BankAtlantic Bancorp to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through August 31, 2009. Accordingly, a $0.5 million indemnification expense was recognized which is included in the Company’s consolidated statement of operations in discontinued operations for the year ended December 31, 2009.
     BankAtlantic Bancorp sold 250,233 and 288,516 shares of Stifel common stock received in connection with the investment banking earn-out agreement and the private client earn-out advance payment during the year ended December 31, 2009 and 2008, respectively. Included in other assets in the Company’s statement of financial condition as of December 31, 2009 and 2008 was a $0 and $5.1 million, respectively, receivable from Stifel associated with the private client revenue earn-out payment.
     The gain on the sale of Ryan Beck included in the consolidated statement of operations in “Discontinued Operations” for the year December 31, 2007 was as follows (in thousands):

Consideration received:
Stifel common stock and Warrants	$107,445
Cash	2,628

Total consideration received	110,073

Net assets disposed:
Discontinued operations assets held for sale at disposal date	206,763
Discontinued operations liabilities held for sale at disposal date	(117,364)

Net assets available for sale at disposal date	89,399
Transaction cost	2,709

Gain on disposal of Ryan Beck before income taxes	17,965
Provision for income taxes	2,959

Net gain on sale of Ryan Beck	$15,006

     The (loss) income from operations of Ryan Beck included in the consolidated statements of operations in “Discontinued Operations” for the year ended December 31, 2007 was as follows (in thousands):

Financial Services:
Investment banking revenue	$37,836

Expenses:
Employee compensation and benefits	27,532
Occupancy and equipment	2,984
Advertising and promotion	740
Transaction related costs (1)	14,263
Other expenses:
Professional fees	1,106
Communications	2,255
Floor broker and clearing fees	1,162
Interest expense	985
Other	1,086

Total expenses	52,113

Loss from Ryan Beck discontinued operations before income taxes	(14,277)
Income tax benefit	(6,431)

Loss from Ryan Beck discontinued operations, net of income taxes	$(7,846)

BFC Financial Corporation
Notes to Consolidated Financial Statements

(1)	Ryan Beck sale related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
6. Federal Funds Sold and Other Short Term Investments
     The following table provides information on Federal Funds Sold (in thousands):

	For the Years Ended December 31,
	2009		2008	2007
Ending Balance		$—	20,825	484
Maximum outstanding at any month end within period		$61,000	362,360	21,555
Average amount invested during period		$14,030	44,031	3,638
Average yield during period	%	0.45	1.92	4.77
     As of December 31, 2009 and 2008, BankAtlantic Bancorp had $0.5 million and $10.4 million, respectively, invested in money market accounts with unrelated brokers.
7. Securities Available for Sale
The following tables summarize securities available-for-sale (in thousands):

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
Real estate mortgage investment conduits (1)	104,329	3,037	19	107,347

Total mortgage-backed securities	307,314	11,998	20	319,292

Investment Securities:
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,426	1,340	—	17,766
Equity and other securities	8,947	126	6	9,067

Total investment securities	25,623	1,466	6	27,083

Total	$332,937	13,464	26	346,375

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits (1)	165,449	1,846	944	166,351

Total mortgage-backed securities	687,344	12,863	983	699,224

Investment Securities:
Tax-exempt securities	—	—	—	—
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,426	—	—	16,426
Equity securities	6,686	112	—	6,798

Total investment securities	23,362	112	—	23,474

Total	$710,706	12,975	983	722,698

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans, and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$—	—	159	(1)	159	(1)
Real estate mortgage investment conduits	—	—	21,934	(19)	21,934	(19)
Equity securities	4	(6)	—	—	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$4,736	(39)	—	—	4,736	(39)
Real estate mortgage investment conduits	—	—	27,426	(944)	27,426	(944)

Total available for sale securities:	$4,736	(39)	27,426	(944)	32,162	(983)

     Unrealized losses on debt securities outstanding greater than twelve months at December 31, 2009 primarily reflect interest rate changes. The cash flows of these securities are guaranteed by government sponsored enterprises. These securities are of high credit quality, the unrealized loss is not significant and management of BankAtlantic has the intent and ability to hold the securities until the price recovers and expects that the securities would be settled at a price not less than the carrying amount. The unrealized loss on equity securities is not significant. Accordingly, the Company did not consider these investments other-than-temporarily impaired at December 31, 2009.
     Unrealized losses on debt securities outstanding less than twelve months at December 31, 2009 also reflect interest rate changes. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future and BankAtlantic management has the intent and ability to hold securities until the price recovers. Accordingly, the Company did not consider these investments other-than-temporarily impaired at December 31, 2009.
     At December 31, 2009, the scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
December 31, 2009 (1) (2)	Cost	Value
Due within one year	$252	252
Due after one year, but within five years	44	45
Due after five years, but within ten years	31,190	31,199
Due after ten years	276,078	288,046

Total	$307,564	319,542

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Included in Financial Services securities activities, net were (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Gross gains on securities sales	$11,238	6,302	15,731

Gross losses on securities sales	$—	(5,103)	(4,341)

Proceed from sales of securities	$303,825	375,900	623,800

Other-than-temporary impairments	$(1,587)	(3,413)	—

     Management reviews its securities available for sale portfolio for other-than-temporary declines in value quarterly. As a consequence of BankAtlantic Bancorp’s review during the year ended December 31, 2009 and 2008, the Company recognized a $1.6 million and a $3.4 million, other-than-temporary decline in value related to an equity investment in an unrelated financial institution.
     BFC – Benihana Investment
     The Company owns 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.67, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 19% voting interest and an approximately 9% economic interest in Benihana.
     The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana on June 8, 2004 to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price of $20 million plus accumulated dividends on July 2, 2014 unless BFC elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. At December 31, 2009, the closing price of Benihana’s Common Stock was $4.20 per share. The market value of the Convertible Preferred Stock if converted at December 31, 2009 would have been approximately $6.6 million.
     In December 2008, the Company performed an impairment evaluation of its investment in the Convertible Preferred Stock and determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value of approximately $16.4 million. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities to investment securities available for sale. At December 31, 2009, the Company’s estimated fair value of its investment in Benihana’s Convertible Preferred Stock was approximately $17.8 million, which includes a gross unrealized gain of approximately $1.3 million for the year ended December 31, 2009. BFC will continue to monitor this investment to determine whether any further other-than-temporary impairment charges may be required in future periods. The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s Common Stock that BFC would receive upon conversion of its shares of Benihana’s Convertible Preferred Stock. See Note 30 for additional information concerning the Benihana Convertible Preferred Stock.
     Office Depot Investment
     During March 2008, Woodbridge purchased 3,000,200 shares of Office Depot common stock at an average price of $11.33 per share for an aggregate purchase price of approximately $34.0 million.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     During June 2008, Woodbridge sold 1,565,200 shares of its shares of Office Depot common stock at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million and realized a gain of approximately $1.2 million as a result of the sale.
     In prior periods, impairment analyses were performed in connection with the Office Depot investment, which included an evaluation of, among other things, qualitative and quantitative factors relating to the performance of Office Depot and its stock price. As a result of these evaluations, Woodbridge determined that other-than-temporary impairment charges were required at December 31, 2008 and March 31, 2009 and accordingly, recorded impairment charges of $12.0 million and $2.4 million, respectively, relating to the investment in Office Depot.
     During November 2009, the remaining 1,435,000 shares of Office Depot common stock held were sold at an average price of $5.95 per share, or total proceeds of approximately $8.5 million. As a result of the sale, a gain was realized of approximately $6.7 million in the fourth quarter of 2009.
     The table below shows the amount of gains and other-than-temporary loss reclassified out of accumulated other comprehensive loss into net loss for the period (in thousands):

	December 31,	December 31,
	2009	2008

Unrealized holding gain (loss) arising during the period	$4,257	(10,796)
Less: Reclassification adjustment for gains included in net loss	(6,653)	(1,178)
Less: Reclassification adjustment for other-than-temporary loss	2,396	11,974

Net unrealized holding gain (loss)	$—	—

8. Tax Certificates
     The following table summarizes tax certificates (in thousands):

	As of December 31, 2009		As of December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Tax certificates (1) —
Net of allowance of $6,781 and $6,064, respectively	$110,991	112,472	213,534	224,434

(1)	The estimated fair value was calculated at December 31, 2009 and 2008 based on an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments.
     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$6,064	3,289	3,699

Charge-offs	(2,965)	(4,668)	(867)
Recoveries	294	157	157

Net charge-offs	(2,671)	(4,511)	(710)
Provision charged to non-interest expense	3,388	7,286	300

Balance, end of period	$6,781	6,064	3,289

BFC Financial Corporation
Notes to Consolidated Financial Statements
9. Loans Receivable and Loans Held for Sale
The loan portfolio consisted of the following components (in thousands):

	December 31,
	2009	2008
Real estate loans:
Residential	$1,538,906	1,916,562
Builder land loans	57,807	84,453
Land acquisition and development	182,235	226,484
Land acquisition, development and construction	26,184	60,730
Construction and development	211,809	229,856
Commercial	688,386	713,571
Consumer — home equity	669,690	718,950
Small business	213,591	218,694
Other loans:
Commercial business	155,226	144,554
Small business — non-mortgage	99,113	108,230
Consumer loans	15,935	16,406
Deposit overdrafts	4,816	9,730

Total gross loans	3,863,698	4,448,220

Adjustments:
Premiums, discounts and net deferred fees	2,414	3,221
Allowance for loan losses	(187,218)	(137,257)

Loans receivable — net	$3,678,894	4,314,184

Loans held for sale	$4,547	3,461

     Loans held for sale at December 31, 2009 and 2008 are loans that were originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period of ownership. The sales price is negotiated quarterly for all loans sold during the quarter based on the originated loan balance. Gains from the sale of loans held for sale were $0.5 million, $0.3 million and $0.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007.
     Undisbursed loans in process consisted of the following components (in thousands):

	December 31,
	2009	2008
Construction and development	$43,432	124,332
Commercial	25,696	38,930

Total undisbursed loans in process	$69,128	163,262

     BankAtlantic’s loan portfolio had the following geographic concentration based on outstanding loan balances at December 31, 2009:

Florida	62%
Eastern U.S.A.	20%
Western U.S.A.	14%
Central U.S.A	4%

100%

BFC Financial Corporation
Notes to Consolidated Financial Statements
Allowance for Loan Losses (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$137,257	94,020	44,173

Loans charged-off	(185,890)	(117,874)	(23,213)
Recoveries of loans previously charged-off	3,193	1,310	2,218

Net charge-offs	(182,697)	(116,564)	(20,995)
Provision for loan losses	232,658	159,801	70,842

Balance, end of period	$187,218	137,257	94,020

The following summarizes impaired loans receivable (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances

Impaired loans with specific valuation allowances	$249,477	70,485	174,710	41,192
Impaired loans without specific valuation allowances	196,018	—	138,548	—

Total	$445,495	70,485	313,258	41,192

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
     BankAtlantic Bancorp continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan becomes adversely classified and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of December 31, 2009 was $258.4 million of collateral dependent loans, of which $221.9 million were measured for impairment using current appraisals and $36.5 million were measured by adjusting appraisals to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $12.1 million to reflect current market conditions on 13 loans due to property value declines since the last appraisal dates.
     As of December 31, 2009, impaired loans with specific valuation allowances had been previously charged down by $38.6 million and impaired loans without specific valuation allowances had been previously charged down by $34.1 million. As of December 31, 2008, impaired loans with specific valuation allowances had been previously charged down by $21.9 million and impaired loans without specific valuation allowances had been previously charged down by $29.5 million.
     The average gross recorded investment in impaired loans was $416.5 million, $192.8 million and $76.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. BankAtlantic generally measures non-homogenous loans for impairment using the fair value of collateral less cost to sell method.
     Interest income which would have been recorded under the contractual terms of impaired loans and the

BFC Financial Corporation
Notes to Consolidated Financial Statements
interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Contracted interest income	$22,417	14,276	15,042
Interest income recognized	(9,881)	(3,368)	(10,071)

Foregone interest income	$12,536	10,908	4,971

     Non-performing assets consist of non-accrual loans, non-accrual tax certificates, and real estate owned. Non-accrual loans are loans on which interest recognition has been suspended because of doubts regarding the borrower’s ability to repay principal or interest. Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate or deed.
Non-performing assets (in thousands):

	As of December 31,
	2009	2008	2007
Non-accrual — tax certificates	$2,161	1,441	2,094

Non-accrual — loans
Residential	76,401	34,734	8,678
Commercial real estate and business	230,827	241,274	165,818
Small business	9,338	4,644	877
Consumer	14,451	6,763	3,218

Total non-accrual loans	331,017	287,415	178,591
Real estate owned	46,467	19,045	17,216
Other repossessed assets	10	—	—

Total non-performing assets	$379,655	307,901	197,901

     Included in non-accrual loans at December 31, 2009 and 2008 were $45.7 million and $4.8 million, respectively, of troubled debt restructured loans. There were no troubled debt restructured loans included in non-accrual loans at December 31, 2007.
Other potential problem loans (in thousands):

	As of December 31,
	2009	2008	2007
Performing impaired loans	$6,150	—	—
Loans 90 days past due and still accruing	9,960	15,721	—
Troubled debt restructured	107,642	28,173	2,488

Total potential problem loans	$123,752	43,894	2,488

     Performing impaired loans represent loans where BankAtlantic Bancorp anticipates collecting all of the principal and interest on the loans; but where the timing of the payments may not be in accordance with the contractual terms of the loan agreement. Loans 90 days past due and still accruing are primarily loans that matured and are in the process of renewal, where the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral to prevent a loss to BankAtlantic Bancorp. Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. BankAtlantic Bancorp had commitments to lend $4.0 million of additional funds on non-performing and potential problem loans as of December 31, 2009.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(1,355)	$(1,243)	$(243)
Impairment of REO	(4,124)	(1,465)	(7,299)
Net gains (losses) on sales	341	(124)	427

Net real estate owned activity	$(5,138)	$(2,832)	$(7,115)

10. Notes Receivable
     The table below sets forth additional information relative to Bluegreen notes receivable (in thousands).

Unpaid principal balance at November 16, 2009	$364,000
Discount on notes receivable	(79,000)

Purchase price at November 16, 2009	285,000
Net activity for the Bluegreen Interim Period	(7,867)
Allowance for loan losses (a)	(3,986)
Accretion of discount on notes receivable	4,127

Notes receivable at December 31, 2009	$277,274

Allowance as a % of gross notes receivable	1%

(a)	Allowance for loan losses represents amount attributable to new loan originations subsequent to the acquisition date (November 16, 2009).
     The weighted-average interest rate on Bluegreen notes receivable was 14.8% at December 31, 2009. Bluegreen notes receivables are secured by VOIs and by homesites. All of its VOI loans, which comprise the majority of the notes receivable, bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 14.9% at December 31, 2009. Approximately 84% of Bluegreen notes receivable secured by home sites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted-average interest rate charged on loans secured by home sites was 8.8% at December 31, 2009.
     Bluegreen VOI loans are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.
     Installments due on Bluegreen notes receivable during each of the five years subsequent to December 31, 2009, and thereafter are set forth below (in thousands):

As of December 31, 2009
Due in 1 year	$44,969
Due in 2 years	26,793
Due in 3 years	30,447
Due in 4 years	34,416
Due in 5 years	38,374
Thereafter	181,134

356,133
Allowance for loan losses	(3,986)

Notes receivable, net of allowance	352,147
Purchase accounting adjustments	(74,873)

Total	$277,274

BFC Financial Corporation
Notes to Consolidated Financial Statements
11. Retained Interest in Notes Receivable Sold
     Bluegreen’s retained interests in notes receivable sold classified as available-for-sale investments and their associated unrealized loss are set forth below (in thousands):

		Gross
	Amortized	Unrealized	Fair
As of December 31, 2009:	Cost	Loss	Value
2004 Term Securitization	$5,230	$(300)	$4,930
2004 GE Purchase Facility	1,750	(210)	1,540
2005 Term Securitization	5,410	(570)	4,840
2006 GE Purchase Facility	5,020	(850)	4,170
2006 Term Securitization	3,120	(230)	2,890
2007 Term Securitization	6,020	(460)	5,560
2008 Term Securitization	2,700	(290)	2,410

Total	$29,250	$(2,910)	$26,340

     The following assumptions (which are classified as Level 3 inputs under the accounting guidance for fair value measurements) were used to measure the fair value of the above retained interests as of December 31, 2009:

As of December 31,
2009
Prepayment rates	3.0% - 5.5%
Loss severity rates	57.0% - 38.0%
Default rates	16.5% - 1.2%
Discount rates	25.0%
     These assumptions take into account Bluegreen’s intended actions, which can change from time to time, relating to its right to either acquire or substitute for defaulted loans, pursuant to the terms of each transaction.
     The net unrealized loss on Bluegreen’s retained interests in notes receivable sold, which is presented as a separate component of shareholders’ equity net of income taxes and non-controlling interest, was approximately $925,000 as of December 31, 2009. Bluegreen’s maximum exposure to loss as a result of its involvement with these special purpose entities is the value of its retained interest.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table shows the hypothetical fair value of Bluegreen’s retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests (dollars in thousands):

Hypothetical Fair Value at December 31, 2009
	Prepayment Rate		Loss Severity Rate		Default Rate		Discount Rate
Adverse Change Percentage	10%	20%	10%	20%	10%	20%	10%	20%
2004 Term Securitization	4,930	4,930	4,720	4,510	4,690	4,450	4,700	4,480
2004 GE Purchase Facility	1,540	1,540	1,440	1,340	1,410	1,290	1,440	1,350
2005 Term Securitization	4,840	4,830	4,090	3,350	4,060	3,450	4,460	4,110
2006 GE Purchase Facility	4,150	4,120	3,430	2,750	3,340	2,620	3,810	3,490
2006 Term Securitization	2,890	2,890	2,170	1,490	2,480	2,090	2,650	2,430
2007 Term Securitization	5,560	5,560	4,130	2,800	4,650	3,790	5,080	4,640
2008 Term Securitization	2,390	2,370	1,870	1,480	1,750	1,210	2,260	2,120
     The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries (in thousands):

Bluegreen Interim Period
Collections on previously sold receivables	$(16,623)
Servicing fees received	867
Resales of foreclosed assets	(1,405)
Remarketing fees received	672
Cash received on retained interests in notes receivable sold	5,572
     In addition to the cash paid for the purchase of defaulted receivables, Bluegreen also acquires delinquent or defaulted receivables from its qualifying special purpose finance subsidiaries in exchange for unencumbered receivables (a process known as substitution). During the Bluegreen Interim Period, Bluegreen acquired notes receivable totaling $4.6 million through substitutions. Although Bluegreen is not obligated to repurchase or substitute for delinquent or defaulted notes receivable from its qualifying special purpose finance subsidiaries, it may do so from time to time. The VOIs securing the delinquent and defaulted receivables that Bluegreen received in this manner are typically recovered and put back in VOI inventory and resold in the normal course of business.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Quantitative information about the portfolios of VOI notes receivable previously sold without recourse in which Bluegreen holds the above retained interests is as follows (in thousands):

	As of December 31, 2009
		Principal
	Total Outstanding	Amount
	Principal	of Sold Loans
	Amount of	60 or More	Balance Owed to
	Sold Loans	Days Past Due	Note Holders
2004 Term Securitization	$28,552	$869	$26,765
2004 GE Purchase Facility	13,870	400	12,072
2005 Term Securitization	81,261	2,389	74,822
2006 GE Purchase Facility	69,003	2,353	61,433
2006 Term Securitization	71,450	2,502	66,206
2007 Term Securitization	137,645	4,251	123,935
2008 Term Securitization	51,810	1,530	46,136

Total	$453,591		$411,369

12. Real Estate Inventory
     Real estate inventory consisted of the following (in thousands):

	December 31,
	2009	2008
Land and land development costs	$264,454	259,448
Bluegreen Resorts	222,026	—
Other costs	552	1,238
Land and facilities held for sale	7,259	8,077

Total	$494,291	268,763

     Inventory consisted of the combined real estate assets of Core Communities, Carolina Oak, and BankAtlantic’s residential construction development acquired in 2002 and BankAtlantic land facilities held for sale. In addition, inventory at December 31, 2009 included the real estate assets of Bluegreen Resorts and Bluegreen Communities. Amounts included for Bluegreen Resorts inventory as of December 31, 2009 consisted of $55.8 million of real estate for future development and construction-in-progress and $166.2 million of completed VOI units.
     Real estate inventory is reviewed for impairment on a project-by-project basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. As a result of the impairment analyses performed throughout 2009, 2008 and 2007, the Company recorded impairment charges of inventory of real estate in the aggregate amount of approximately $101.9 million (including the effect of purchase accounting of $8.9 million), $3.5 million and $226.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Impairment charges of inventory of real estate are included in cost of sales in the Company’s consolidated statements of operations.
     The impairment charges recorded in 2009 related to Core Communities and Carolina Oak and were mainly the result of the continued downturn in the real estate markets which continued to negatively affect real estate

BFC Financial Corporation
Notes to Consolidated Financial Statements
values. The impairment charge in 2008 of approximately $3.5 million related to Carolina Oak. During the fourth quarter of 2008, the Company made the decision to suspend the development activities of Carolina Oak. The impairment charges recorded in 2007 related to Levitt and Sons’ inventory of real estate.
     Included in land and land held for sale is land BankAtlantic acquired for its store expansion program. In December 2007, BankAtlantic decided to sell this land and transferred the properties from properties held for use to land and facilities held for sale. BankAtlantic evaluates these properties based on updated indicators of value periodically and recognized $0.8 million, $2.8 million and $1.1 million of impairments during the years ended December 31, 2009, 2008 and 2007, respectively.
     Included in land and land development costs at December 31, 2009 and 2008 is real estate inventory from a residential construction development acquired in 2002. BankAtlantic Bancorp evaluates the underlying real estate inventory in the development for impairment periodically. During the years ended December 31, 2009, 2008 and 2007, $3.9 million, $1.2 million and $5.2 million, respectively, of impairments were recorded associated with declining fair values with this residential real estate.
13. Capitalized Interest
     The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Interest incurred	$95,570	158,785	239,391
Interest capitalized	(3,058)	(9,852)	(42,912)

Interest expense	$92,512	148,933	196,479

14. Investments in Unconsolidated Affiliates
     The consolidated statements of financial condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	December 31,
	2009	2008
Equity method investment in Bluegreen	$—	29,789
Investments in joint ventures	4,265	2,973
Investment in statutory business trusts	11,007	8,624

	$15,272	41,386

     The consolidated statements of operations include the following amounts for equity (loss) earnings from unconsolidated affiliates (in thousands):

	For the Years Ended
	December 31,
	2009	2008	2007
Earnings from Bluegreen (a)	$32,672	13,696	10,275
Earnings (loss) from joint ventures	(396)	(152)	(78)
Earnings from statutory trusts	1,105	1,520	2,527

	$33,381	15,064	12,724

(a)	2009 earnings from Bluegreen are for the interim period from January 1, 2009 to November 15, 2009.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Investment in Bluegreen Corporation
     As previously discussed, on November 16, 2009, the Company purchased approximately 7.4 million additional shares of Bluegreen’s common stock, resulting in an increase in its ownership in Bluegreen from 9.5 million shares, or 29%, to 16.9 million shares, or 52%. As a result of the purchase, the Company has a controlling interest in Bluegreen and, accordingly, has consolidated Bluegreen’s results since November 16, 2009 into the Company’s financial statements.
     Prior to November 16, 2009, the investment in Bluegreen was accounted for under the equity method of accounting. The cost of the Bluegreen investment was adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements related to the amortization or accretion of purchase accounting made at the time of the initial acquisition of Bluegreen’s common stock and a basis difference due to impairment charges recorded on the investment in Bluegreen, as described below.
     During 2008, the Company began evaluating its investment in Bluegreen on a quarterly basis for other-than-temporary impairments in accordance with accounting guidance for investments. These evaluations generally included an analysis of various quantitative and qualitative factors relating to the performance of Bluegreen and its stock price. Bluegreen’s investment was valued using a market approach valuation technique and Level 1 valuation inputs under accounting guidance for fair value measurements. Based on the results of the evaluations of the investment in Bluegreen, other-than-temporary impairment charges of approximately $31.2 million and $94.4 million were recorded during the years ended December 31, 2009 and 2008, respectively. In the year ended December 31, 2007, no other-than-temporary charges related to the investment in Bluegreen were recorded.
     As a result of the impairment charges taken, a basis difference was created between the investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen were adjusted each period to reflect the amortization of this basis difference. As such, a methodology was established to allocate the impairment loss to the relative estimates of the fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization was calculated based on the useful lives of the underlying assets and other relevant data associated with each asset category. Amortization for the interim period from January 1, 2009 to November 16, 2009 and for the year ended December 31, 2008 of approximately $29.0 million and $13.9 million, respectively, was recorded in the Company’s pro rata share of Bluegreen’s net income.
     The following table shows the reconciliation of earnings in Bluegreen Corporation (in thousands):

	For the Year Ended December 31,
	2009	2008
Pro rata share of Bluegreen’s net loss	$3,715	(154)
Amortization of basis difference (a)	28,957	13,850

Total earnings from Bluegreen Corporation	$32,672	13,696

(a)	The $29.0 million amortization of basis difference for 2009 represents amortization for the interim period from January 1, 2009.
     Statutory Business Trusts
     Woodbridge Holdings has investments in four statutory business trusts which were formed for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures. During the fourth quarter of 2008, Woodbridge determined that the fair value of its investment in its unconsolidated trusts, which consists of its common interests in subordinated trust debt securities of approximately $406,000, was less than the carrying value of this investment of $2.6 million primarily due to the deterioration of the market for these instruments and overall economic conditions. Accordingly, it was determined that an impairment charge of approximately $2.2 million was required at December 31, 2008.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BankAtlantic Bancorp has investments in thirteen statutory business trusts which were solely formed in connection with BankAtlantic Bancorp’s issuance of its trust preferred securities. For the years ended December 31, 2009, 2008 and 2007, BankAtlantic Bancorp received dividends from unconsolidated affiliates of $0.4 million, $0.6 million and $1.2 million, respectively. See Note 23 for additional information about the junior subordinated debentures.
15. Properties and Equipment
     Properties and equipment was comprised of (in thousands):

	December 31,
	2009	2008
Land, buildings and building improvements	$265,901	213,899
Golf course land improvements	6,177	—
Office equipment, furniture and fixtures	114,005	99,961
Water irrigation facilities	10,223	12,346

Total	396,306	326,206
Less accumulated depreciation	(107,097)	(88,581)

Properties and equipment — net	$289,209	237,625

     Included in selling, general and administrative expense in the Company’s consolidated statements of operations was approximately $3.3 million, $2.4 million and $2.9 million of depreciation expense for the years ended December 31, 2009, 2008 and 2007, respectively.
     During 2009, the Company recorded impairment charges of $6.5 million based on its evaluation of an office building located in Fort Lauderdale, Florida and the irrigation facility in South Carolina in accordance with the accounting guidance of the impairment of long lived assets. The impairment charges are included in our Real Estate and Other activities in other expenses in the Company’s consolidated statement of operations for the year ended December 31, 2009.
     In 2007, the Company performed a review of its fixed assets and determined that certain leasehold improvements were no longer appropriately valued as we vacated the leased space associated with those improvements. Therefore, the leasehold improvements in the amount of $564,000 related to this vacated space were written off in the year ended December 31, 2007.
     Included in Financial Services occupancy and equipment expense in the Company’s consolidated statements of operations was $18.2 million, $20.7 million and $19.8 million of depreciation expense for the years ended December 31, 2009, 2008 and 2007, respectively. Also included in depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $2.4 million, $3.1 million and $3.0 million, respectively, of software cost amortization. At December 31, 2009 and 2008, unamortized software costs were $2.6 million and $4.8 million, respectively. During the year ended December 31, 2007, BankAtlantic exchanged branch facilities properties with unrelated third parties. The transactions were real estate for real estate exchanges with no cash payments received. The transactions were accounted for at the fair value of the branch facilities transferred and BankAtlantic recognized a $0.5 million gain in connection with the exchange.

BFC Financial Corporation
Notes to Consolidated Financial Statements
16. Goodwill
     Goodwill is tested for potential impairment annually or during interim periods if impairment indicators exist.
     The process of evaluating goodwill for impairment involves the determination of the fair value of the reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s view of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ materially from the estimates.
     In performing its impairment analysis, BankAtlantic Bancorp used a combination of the discounted cash flow methodology and a market multiple methodology to determine the fair value of each reporting unit. The aggregate fair value of BankAtlantic Bancorp’s reporting units was compared to its market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.
     The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. A five year period is generally used in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows.
     The market multiple methodology establishes fair value by comparing BankAtlantic Bancorp’s reporting units to other similar publicly traded companies. The market multiples that BankAtlantic Bancorp used in the determination of the fair value of the reporting units were its market capitalization to its tangible stockholders’ equity.
     In response to deteriorating economic and real estate market conditions and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, continued to reduce its asset balances and borrowings with a view toward improving its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of BankAtlantic Bancorp’s Class A common stock on the New York Stock Exchange for the month of March 2009 was $1.57 compared to $4.23 for the month of December 2008, a decline of 63%. Management of BankAtlantic Bancorp believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amount, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009. Based on the results of this interim goodwill impairment evaluation, an impairment charge of $8.5 million, net of a purchase accounting adjustment from step acquisition of approximately $0.6 million, was recorded during the three months ended March 31, 2009, relating to BankAtlantic’s tax certificate ($4.7 million) and investments ($4.5 million) reporting units.
     BankAtlantic Bancorp’s management performed an annual goodwill impairment test as of September 30, 2009 and determined that the goodwill of $13.1 million associated with BankAtlantic’s capital services reporting unit was not impaired. If market conditions do not improve or deteriorate further, goodwill impairment charges may be recognized in future periods.
     Based on the results of the goodwill impairment evaluation during 2008, an impairment charge relating to BankAtlantic Bancorp of $46.6 million was recorded, net of BFC’s purchase accounting adjustment from step acquisition of approximately $1.7 million. The entire amount of goodwill, relating to BankAtlantic Bancorp’s commercial lending and community banking reporting units of $31.0 million and $17.3 million, respectively, was determined to be impaired. The goodwill impairment recognized during 2008 generally reflected the adverse conditions in the financial services industry, BankAtlantic Bancorp’s market capitalization declining significantly below its tangible book value and the effect that the continued deterioration in the general economy as well as the Florida real estate markets had on the credit quality of BankAtlantic’s loan portfolio.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     During 2009, we determined that $2.0 million of previously recorded goodwill related to Pizza Fusion was impaired. As a result, the Company recorded an impairment charge of $2.0 million which is included in the Company’s Real Estate and Other activities as impairment of goodwill in the Company’s consolidated statements of operations for the year ended December 31, 2009.
17. Deposits
     The weighted average nominal interest rate payable on deposit accounts at December 31, 2009 and 2008 was 0.95% and 1.41%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	As of December 31,
	2009		2008
	Amount	Percent	Amount	Percent
Interest free checking	$815,458	20.65%	741,691	18.92%
Insured money fund savings
0.68% at December 31, 2009	351,303	8.90%	427,762	10.91%
0.70% at December 31, 2008
NOW accounts
0.63% at December 31, 2009	1,409,138	35.69%	992,762	25.33%
0.50% at December 31, 2008
Savings accounts
0.33% at December 31, 2009	412,360	10.44%	419,494	10.70%
0.50% at December 31, 2008

Total non-certificate accounts	2,988,259	75.67%	2,581,709	65.86%

Certificate accounts:
Less than 2.00%	654,445	16.57%	189,439	4.83%
2.01% to 3.00%	211,590	5.36%	145,188	3.70%
3.01% to 4.00%	15,965	0.40%	598,461	15.27%
4.01% to 5.00%	51,699	1.31%	337,885	8.62%
5.01% to 6.00%	26,840	0.68%	67,108	1.72%
6.01% to 7.00%	20	—	6	—

Total certificate accounts	960,559	24.33%	1,338,087	34.14%

Total deposit accounts	$3,948,818	100.00%	3,919,796	100.00%

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Money fund savings and NOW accounts	$9,961	17,783	26,031
Savings accounts	1,612	4,994	12,559
Certificate accounts — below $100,000	16,184	21,195	25,512
Certificate accounts, $100,000 and above	14,470	20,856	21,002
Less early withdrawal penalty	(343)	(565)	(628)

Total	$41,884	64,263	84,476

BFC Financial Corporation
Notes to Consolidated Financial Statements
     At December 31, 2009, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ended December 31,
Interest Rate	2010	2011	2012	2013	2014	Thereafter
0.00% to 2.00%	$611,768	39,243	1,922	132	1,380	—
2.01% to 3.00%	179,450	18,759	9,442	870	3,069	—
3.01% to 4.00%	6,431	3,084	2,389	2,744	1,314	3
4.01% to 5.00%	12,723	6,218	25,973	6,785	—	—
5.01% to 6.00%	25,440	916	484	—	—	—
6.01% and greater	20	—	—	—	—	—

Total	$835,832	68,220	40,210	10,531	5,763	3

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2009
3 months or less	$164,422
4 to 6 months	105,211
7 to 12 months	115,156
More than 12 months	68,633

Total	$453,422

     Included in deposits at December 31, was (in thousands):

	2009	2008
Brokered deposits	$72,904	239,888
Public deposits	223,554	243,745

Total institutional deposits	$296,458	483,633

     As of December 31, 2009, BankAtlantic pledged securities available for sale against public deposits with a fair value of $41.5 million and established a letter of credit with the FHLB for $230 million securing public deposits.
18. Advances from Federal Home Loan Bank
     At December 31, 2009, BankAtlantic had $282.0 million of FHLB advances outstanding of which $280.0 mature during the three months ending March 31, 2010 and $2.0 million mature in September 2010. These advances had a weighted average interest rate of 2.48% as of December 31, 2009. The average balance and average interest rate of FHLB advances outstanding during the year ended December 31, 2009 was $553.1 million and 2.99%, respectively. BankAtlantic also has a $252.1 million letter of credit outstanding with the FHLB securing deposits.
     BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years. At December 31, 2009, $811.4 million of 1-4 family residential loans, $52.4 million of commercial real estate loans and $218.4 million of consumer loans were pledged against FHLB advances. In addition, $48.8 million of FHLB stock is pledged as collateral for the letter of credit and outstanding FHLB advances. BankAtlantic’s available borrowings under the FHLB line of credit were $494.6 million as of December 31, 2009.
     During the year ended December 31, 2009, BankAtlantic incurred prepayment penalties of $7.5 million upon the repayment of $760 million of FHLB advances. During the year ended December 31, 2008, BankAtlantic incurred prepayment penalties of $1.6 million upon the repayment of $692 million of FHLB advances.

BFC Financial Corporation
Notes to Consolidated Financial Statements
19. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions where BankAtlantic sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale. Customer repurchase agreements are not insured by the FDIC. At December 31, 2009 and 2008, the outstanding balances of customer repurchase agreements were $24.5 million and $41.4 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2009 and 2008. BankAtlantic had $169 million of securities that could be sold or pledged for additional repurchase agreement borrowings.
     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2009		2008	2007
Maximum borrowing at any month-end within the period		$39,286	55,179	109,430
Average borrowing during the period		$30,732	63,529	73,848
Average interest cost during the period	%	0.12	2.23	4.88
Average interest cost at end of the period	%	0.12	0.12	3.46
     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate

December 31, 2009 (1)
Mortgage-backed securities	$32,706	34,403	24,468	0.12%

December 31, 2008 (1)
Mortgage-backed securities	$46,689	47,896	41,387	0.12%

(1)	At December 31, 2009 and 2008, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
     All repurchase agreements existing at December 31, 2009 matured and were repaid in January 2010. These securities were held by unrelated broker dealers.
20. Federal Funds Purchased and Treasury Borrowings
     BankAtlantic participated in federal funds lines of credit with other financial institutions, treasury tax and loan program (“TTL”) with the Department of Treasury (the “Treasury”), the term auction facilities program (“TAF”) and the discount window with the Federal Reserve Board. Under the Treasury program, the Treasury, at its option, can invest up to $4.3 million with BankAtlantic at the federal funds rate less 25 basis points.
     At December 31, 2009, BankAtlantic had pledged $94.1 million and $4.0 million of agency securities available for sale as collateral for the Federal Reserve discount window and the TTL program, respectively. At December 31, 2009, BankAtlantic had $2.8 million outstanding under the TTL program and had no borrowings outstanding under the federal funds purchased, discount window programs. At December 31, 2008, BankAtlantic had $236.0 million and $2.3 million of borrowings outstanding under the TAF and TTL programs, respectively, and no borrowings outstanding under the federal funds purchased or discount window programs.
     BankAtlantic’s available borrowings from lines of credit with other banking institutions, access to Treasury

BFC Financial Corporation
Notes to Consolidated Financial Statements
borrowings and the Federal Reserve discount window were $96.3 million as of December 31, 2009.
     The following table provides information on federal funds purchased, TAF and TTL borrowings (dollars in thousands):

	As of December 31,
	2009		2008	2007
Ending balance		$2,803	238,339	108,975
Maximum outstanding at any month end within period		$301,891	238,339	175,000
Average amount outstanding during period		$58,865	78,125	115,334
Average cost during period	%	0.29	2.23	5.17
21. Receivable-Backed Notes Payable
     The table below sets forth the balances of Bluegreen’s receivable-backed notes payable facilities (in thousands):

	As of December 31, 2009
			Balance of
			Pledged /
	Debt	Interest	Secured
	Balance	Rate	Receivables
BB&T Purchase Facility (nonrecourse)	$131,302	5.75%	$166,562
Liberty Bank Facility	59,055	5.75%	68,175
GE Bluegreen/Big Cedar Receivables Facility	32,834	1.98%	35,935
The Wells Fargo Facility	14,409	4.00%	15,926
GMAC Receivables Facility	5,228	4.23%	6,331

	242,828		292,929
Purchase accounting adjustments	(5,412)		(61,585)

Total	$237,416		$231,344

     BB&T Purchase Facility. The amended and restated timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) provides for the sale of Bluegreen’s timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. The BB&T Purchase Facility revolving advance period under the facility will end on June 29, 2010. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010 then the facility limit will either remain at the current facility limit of $150.0 million or decrease to $100.0 million, under certain circumstances. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables will continue to be reflected as assets and the associated obligations will be reflected as liabilities on the balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.
     As of December 31, 2009, the outstanding balance of the BB&T Purchase Facility reflected an advance of 80.7% on the receivables transferred to BB&T under the facility; however, Bluegreen will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables decreases to 67.5% as the outstanding balance amortizes. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.
     For the Bluegreen Interim Period, Bluegreen pledged $9.5 million of VOI notes receivable to this facility and received cash proceeds of $2.0 million. Bluegreen also made repayments of $4.9 million on the facility for the same period.
     Liberty Bank Facility. During August 2008, Bluegreen entered into a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington

BFC Financial Corporation
Notes to Consolidated Financial Statements
Financial. The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to customary terms and conditions. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, due on August 27, 2014. The facility bears interest at a rate equal to the one-month LIBOR plus 2.5%, subject to a floor of 5.75%. As the Liberty Bank facility is revolving, availability under the facility increases up to the $75.0 million facility limit as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid through the expiration of the advance period, pursuant to the terms of the facility.
     For the Bluegreen Interim Period, Bluegreen pledged $7.6 million of VOI notes receivable to this facility and received cash proceeds of $729,000. In addition to these borrowings Bluegreen also had repayments of $2.8 million for the same period.
     The GE Bluegreen/Big Cedar Receivables Facility. The Bluegreen/Big Cedar Joint Venture has a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at the 30 day LIBOR rate plus 1.75%. For the Bluegreen Interim Period, Bluegreen repaid $1.7 million under this facility.
     The Wells Fargo Facility. Bluegreen has a credit facility with Wells Fargo Foothill, LLC (“Wells Fargo”). Historically, Bluegreen has primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been its one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The advance rate ranges from 85% to 90% of certain VOI receivables. Borrowings under this facility are subject to eligible collateral and customary terms and conditions. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility.
     For the Bluegreen Interim Period, Bluegreen pledged $7.0 million of notes receivable to this facility and received cash proceeds of $6.2 million. Bluegreen also made repayments of $4.2 million during the same period.
     Annual maturities of debt outstanding at December 31, 2009 are as follows (in thousands):

Year ended December 31,
2010	$14,409
2011	—
2012	—
2013	—
2014	59,055
Thereafter	169,364

242,828
Purchase accounting adjustments	(5,412)

Total	$237,416

BFC Financial Corporation
Notes to Consolidated Financial Statements
22. Notes and Mortgage Notes Payable and Other Borrowings
     The following debt facilities were outstanding at December 31, 2009 and 2008 (dollars in thousands):

	December 31,		Interest	Maturity
	2009	2008	Rate	Date
Core Communities
Land development mortgage note payable	$25,000	25,000	5.00%	February 2012 (5)
Land acquisition mortgage note payable	22,536	23,184	3.04% - 3.19%	October 2019 (5)
Land acquisition mortgage note payable	4,712	4,928	6.88%	October 2019 (5)
Land acquisition mortgage note payable	85,968	86,922	2.74% - 3.06%	June 2011 (5)
Development bonds	181	191	6% to 6.13%	May 2035
Other borrowings	68	102	7.48%	August 2011

Carolina Oak
Borrowing base facility	37,174	37,458	3.25%	March 2011 (5)

Cypress Creek Holdings
Mortgage note payable	11,607	11,831	5.47%	April 2015

Bluegreen
The GMAC AD&C Facility	87,415	—	4.73%	June 2012
The GMAC Communities Facility	38,479	—	10.00%	December 2012
Wachovia Notes Payable	24,497	—	2.23% - 2.58%	Varies by loan (3)
Wachovia Line-of-Credit	15,700	—	1.98%	April 2010
Textron AD&C Facility	12,757	—	4.50% - 4.75%	Varies by loan (4)
Fifth Third Bank Note Payable	3,381	—	3.23%	April 2023
Other	3,552	—	4.25% - 12.50%	From September 2010 to February 2023

BankAtlantic
Subordinated debentures (1)	22,000	22,000	LIBOR + 3.45%	November 2012
Mortgage-Backed Bond	697	864	(2)	September 2013

Other
Other borrowings	102	287	6.50%	June 2013

	395,826	212,767
Purchase accounting adjustments	(465)	—

Total	$395,361	212,767

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

(3)	The maturity dates vary by loan. The maturity date associated with the Williamsburg Patrick Henry loan, which had an outstanding balance of $10.5 million as of December 31, 2009, is April 30, 2010. The maturity date associated with Bluegreen’s Williamsburg Liberty Inn loan, which had an outstanding balance of $6.5 million as of December 31, 2009, is July 31, 2010. The maturity date associated with the Club La Pension loan, which had an outstanding balance of $3.7 million as of December 31, 2009, is June 10, 2012. The maturity date associated with the Rocky River Preview Center loan, which had an outstanding balance of $3.8 million as of December 31, 2009, is May 1, 2026. See discussion of a term sheet Bluegreen received to extend the maturities on the Wachovia Notes Payable, below.

(4)	The maturity date for this facility varies by loan. The maturity date associated with the Odyssey Dells Resort loan, which had an outstanding balance of $7.0 million as of December 31, 2009, is December 31, 2011. The maturity date associated with the Atlantic Palace Resort, which had an outstanding balance of $5.8 million as of December 31, 2009, is April 2013.

(5)	Represents original maturity dates. However, these loans are currently in default and repayment of the entire amounts outstanding under the notes has been accelerated. Therefore, these notes are currently due.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Annual maturities of debt outstanding at December 31, 2009 are as follows (in thousands):

Year ended December 31,
2010 (a)	$248,827
2011	52,085
2012	73,096
2013	5,113
2014	965
Thereafter	15,740

395,826
Purchase accounting adjustments	(465)

Total	$395,361

(a)	Includes defaulted loans totaling approximately $175.4 million as of December 31, 2009 of which repayment of the outstanding debt was accelerated by the lender and is currently being shown as immediately due and payable in 2010.
     Core Communities and its subsidiaries
     Core Communities’ land acquisition and development mortgage notes payable are collateralized by inventory of real estate with approximate net carrying values aggregating $116.9 million as of December 31, 2009. Core’s credit agreements had no availability as of December 31, 2009.
     Core is currently in default under the terms of all of its outstanding debt totaling approximately $209.9 million (including loans secured by assets held for sale). Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets. As of February 5, 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head had been placed under the control of a court appointed receiver. There is no assurance that Core will be successful in restructuring any or all of its debt.
     Carolina Oak
     The Carolina Oak Loan is collateralized by a first mortgage on the 150 acre parcel in Tradition, Hilton Head with approximate net carrying values aggregating $10.8 million as of December 31, 2009. The lender declared Woodbridge to be in default under the terms of the loan. Subsequently, the lender was taken over by the FDIC and, accordingly, the FDIC now holds the loan. While there may have been an issue with respect to compliance with certain covenants in the loan agreement, the Company does not believe that an event of default had occurred as was alleged. Woodbridge is negotiating with representatives of the FDIC in an effort to bring about a satisfactory conclusion with regard to the debt. However, the outcome of the negotiation is uncertain. See Note 2 for further discussion regarding this loan.
     Cypress Creek Holding
     This note payable is collateralized by the office building owned by Cypress Creek Holdings, with approximate net carrying values aggregating $11.4 million as of December 31, 2009.
     Bluegreen
     Bluegreen’s pledged assets under its facilities and notes payable as of December 31, 2009 had a carrying amount of $343.9 million.
     Bluegreen has a non-binding term sheet with Wachovia to consolidate and refinance the Wachovia Notes Payable, making the maturity 24 months after the closing of the extension. The term sheet would also consolidate and refinance the Wachovia Line-of-credit which had a balance of $15.7 million as of December 31, 2009, and which is currently due on April 30, 2010. The term sheet contemplates that Bluegreen would make release principal payments as the VOIs which collateralize the extended loan are sold, subject to a minimum monthly

BFC Financial Corporation
Notes to Consolidated Financial Statements
amortization. The extended loan would bear interest at the 3-month LIBOR + 6.87%. The term sheet contemplates Bluegreen providing additional collateral for this facility and amending covenants, other terms and conditions. There are no assurances that the transactions contemplated by the term sheet will occur on these terms, if at all.
     Bank Atlantic
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
     During the year ended December 31, 2008, the holder of a mortgage-backed bond issued by a financial institution acquired by BankAtlantic agreed to accept a $2.8 million payment for the retirement of $3.1 million in mortgage-backed bonds. Included in the Company’s Consolidated Statement of Operations in Financial Services — cost associated with debt redemption is a $0.3 million gain from the early extinguishment of the mortgage-backed bond. BankAtlantic pledged $3.3 million of residential loans as collateral for the outstanding balance of the mortgage-backed bond as of December 31, 2009.

BFC Financial Corporation
Notes to Consolidated Financial Statements
23. Junior Subordinated Debentures
     Junior subordinated debentures outstanding at December 31, 2009 and 2008 were as follows (in thousands):

		December 31,				Beginning
		2009	2008			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate (1)	Date	Date
Unsecured junior subordinated debentures — Levitt Capital Trust I (“LCT I”)	03/15/2005	$23,196	23,196	From fixed 8.11% to LIBOR + 3.85%	03/30/2035	3/30/2010
Unsecured junior subordinated debentures — Levitt Capital Trust II (“LCT II”)	05/04/2005	30,928	30,928	From fixed 8.09% to LIBOR + 3.80%	07/30/2035	07/30/2010
Unsecured junior subordinated debentures — Levitt Capital Trust III (“LCT III”)	06/01/2006	15,464	15,464	From fixed 9.25% to LIBOR + 3.80%	06/30/2036	06/30/2011
Unsecured junior subordinated debentures — Levitt Capital Trust IV (“LCT IV”)	07/18/2006	15,464	15,464	From fixed 9.35% to LIBOR + 3.80%	09/30/2036	09/30/2011

Total Woodbridge Holdings		85,052	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	—	From fixed 9.16% to LIBOR + 4.90%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	—	From fixed 9.16% to LIBOR + 4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	—	From fixed 9.19% to LIBOR + 4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	—	From fixed 10.13% to LIBOR + 4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	—	From fixed 10.28% to LIBOR + 4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	—	From fixed 9.84% to LIBOR + 4.80%	4/30/2037	04/30/2012

Total Bluegreen Corporation		110,827	—

BBX Capital Trust I(A)	06/26/2007	26,436	25,774	LIBOR + 1.45%	09/15/2037	09/15/2012
BBX Capital Trust II(A)	09/20/2007	5,290	5,155	LIBOR + 1.50%	12/15/2037	12/15/2012
BBX Capital Trust II	03/05/2002	62,097	57,088	Fixed 8.50%	03/31/2032	03/31/2007
BBX Capital Trust III	06/26/2002	26,928	25,774	LIBOR + 3.45%	06/26/2032	06/26/2007
BBX Capital Trust IV	09/26/2002	26,914	25,774	LIBOR + 3.40%	09/26/2032	09/26/2007
BBX Capital Trust V	09/27/2002	10,766	10,310	LIBOR + 3.40%	09/30/2032	09/27/2007
BBX Capital Trust VI	12/10/2002	16,125	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
BBX Capital Trust VII	12/19/2002	26,874	25,774	LIBOR + 3.25%	12/26/2032	12/19/2007
BBX Capital Trust VIII	12/19/2002	15,969	15,464	LIBOR + 3.35%	01/07/2033	12/19/2007
BBX Capital Trust IX	12/19/2002	10,647	10,310	LIBOR + 3.35%	01/07/2033	12/19/2007
BBX Capital Trust X	03/26/2003	53,694	51,548	LIBOR + 3.15%	03/26/2033	03/26/2008
BBX Capital Trust XI	04/10/2003	10,637	10,310	LIBOR + 3.25%	04/24/2033	04/24/2008
BBX Capital Trust XII	03/27/2003	15,957	15,464	LIBOR + 3.25%	04/07/2033	04/07/2008

Total BankAtlantic Bancorp (2)		308,334	294,195

Purchase accounting adjustments		(57,002)	(3,143)

Total Junior Subordinated Debentures		$447,211	376,104

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

(2)	Included in the outstanding balances at December 31, 2009 was $14.1 million of deferred interest. Interest can be deferred for 20 consecutive quarters with the entire amount of deferred interest due at the end of the deferral period. BankAtlantic Bancorp may end the deferral by paying all accrued and unpaid interest.
     These business trusts are variable interest entities in which Woodbridge, Bluegreen and BankAtlantic Bancorp are not the primary beneficiaries as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, the Company and its subsidiaries do not consolidate the operations of these business trusts; instead, they are accounted for under the equity method of accounting.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Woodbridge Junior Subordinated Debentures
     Woodbridge formed four statutory business trusts which issued trust preferred securities to third parties and trust common securities to Woodbridge and used the proceeds to purchase an identical amount of junior subordinated debentures from Woodbridge. Interest on the junior subordinated debentures and distributions on these trust preferred securities are payable quarterly in arrears at the fixed rates as described in the above table until the optional redemption date and thereafter at the floating rates specified in the above table until the corresponding scheduled maturity date. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable, in whole or in part, at Woodbridge’s option at any time after five years from the issue date or sooner following certain specified events.
     Bluegreen Junior Subordinated Debentures
     Bluegreen formed statutory business trusts and each issued trust preferred securities and invested the proceeds thereof in its junior subordinated debentures. In each of these transactions, the applicable Trust issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Bluegreen trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from Bluegreen. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the fixed rates as described in the above table until the optional redemption date and thereafter at the floating rates specified in the above table until the corresponding scheduled maturity date. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at Bluegreen’s option at any time after five years from the issue date or sooner following certain specified events. In addition, Bluegreen made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by Bluegreen, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from Bluegreen. The terms of each trust’s common securities are nearly identical to the trust preferred securities.
     BankAtlantic Bancorp Junior Subordinated Debentures
     BankAtlantic Bancorp has formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of BankAtlantic Bancorp. The trust preferred securities are fully and unconditionally guaranteed by BankAtlantic Bancorp. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BankAtlantic Bancorp to purchase junior subordinated debentures from BankAtlantic Bancorp. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. BankAtlantic Bancorp has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. Beginning in February and March 2009 BankAtlantic Bancorp notified the trustees of the junior subordinated debentures that it has elected to defer interest payments for the next regularly scheduled quarterly interest payment dates and BankAtlantic Bancorp has continued to elect to defer interest payments for each succeeding quarterly interest payment date. BankAtlantic Bancorp has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and make a decision each quarter as to whether to continue the deferral of interest. BankAtlantic Bancorp currently expects to continue to defer interest payments on the junior subordinated debentures for the foreseeable future. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BankAtlantic Bancorp will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, BankAtlantic Bancorp may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp may

BFC Financial Corporation
Notes to Consolidated Financial Statements
end the deferral by paying all accrued and unpaid interest. Deferred interest on junior subordinated debentures was $14.1 million as of December 31, 2009. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. BankAtlantic Bancorp has the right to redeem the junior subordinated debentures after five years from issuance and in some instances sooner. The redemption of the subordinated debentures is subject to BankAtlantic Bancorp having received regulatory approval, if required under applicable capital guidelines or regulatory policies.
     During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the cash offer with respect to the approximate $55 million of publicly traded trust preferred securities expired without any such trust preferred securities being repurchased, while the expiration date for the offers relating to the remaining $230 million of trust preferred securities was extended until April 21, 2010. BankAtlantic Bancorp’s ability to complete the offers to purchase $230 million of BankAtlantic Bancorp’s trust preferred securities is subject to the completion of a financing transaction sufficient to pay the purchase price and the receipt of consents and tenders from Holders of the trusts preferred securities sufficient to approve the proposed amendments to the applicable indenture governing the note underlying the relevant series of trusts preferred securities. Accordingly, there is no assurance that BankAtlantic Bancorp will repurchase any or a significant portion of the trust preferred securities.
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
24. Development Bonds Payable
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
     Core’s bond financing at December 31, 2009 and December 31, 2008 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $170.8 million and $130.5 million, respectively. Bond obligations at December 31, 2009 mature in 2035 and 2040. As of December 31, 2009, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the years ended December 31, 2009, 2008 and 2007, Core recorded a liability of approximately $693,000, $584,000 and $1.3 million, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. Based on Core’s approximate 91% ownership of property within the special assessment district as of December 31, 2009, it will be responsible for the payment of approximately $10 million in assessments by March 2011. If Core sells land within the special assessment district and reduces its ownership percentage, the potential payment of approximately $10 million would decrease in relation to the decrease in the ownership percentage. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future

BFC Financial Corporation
Notes to Consolidated Financial Statements
assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     A liability was recorded for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of December 31, 2009 and December 31, 2008, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million, of which $3.1 million is included in the liabilities related to assets held for sale in the accompanying consolidated statements of financial condition.
25. Income Taxes
The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Continuing operations	$(67,218)	15,763	(70,246)
Discontinued operations	—	—	(2,238)
Extraordinary items	—	—	1,509

Total (benefit) provision for income taxes	$(67,218)	15,763	(70,975)

Continuing operations:
Current:
Federal	$(67,215)	(2,880)	(34,503)
State	—	(1)	3

	(67,215)	(2,881)	(34,500)

Deferred:
Federal	1,086	14,308	(28,778)
State	(1,089)	4,336	(6,968)

	(3)	18,644	(35,746)

(Benefit) provision for income taxes	$(67,218)	15,763	(70,246)

     The Company’s actual provision (benefit) for income taxes from continuing operations differs from the expected Federal income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2009 (1)		2008 (1)		2007 (1)

Income tax provision at expected federal income tax rate of 35%	$(53,193)	(35.00)%	$(116,283)	(35.00)%	$(113,383)	(35.00)%
Increase (decrease) resulting from:
Provision (benefit) for state taxes, net of federal effect	(13,847)	(9.11)	(11,975)	(3.60)	(14,624)	(4.51)
Taxes related to subsidiaries not consolidated for income tax purposes	2,101	1.38	(43,000)	(12.94)	(16,378)	(5.06)
Gain on bargain purchase of Bluegreen	(64,099)	(42.18)	—	—	—	—
Increase in valuation allowance	47,414	31.20	190,516	57.34	77,586	23.95
Expired NOLs	—	—	1,281	0.39	1,595	0.49
Gain on Levitt and Sons settlement	10,182	6.70	(20,981)	(6.32)	—	—
Goodwill impairment adjustment	4,361	2.87	16,899	5.09	—	—
Tax-exempt interest income	(3)	—	(152)	(0.05)	(4,180)	(1.29)
Other — net	(134)	(0.09)	(542)	(0.16)	(863)	(0.27)

(Benefit) provision for income taxes	$(67,218)	(44.23)%	$15,763	4.74%	$(70,246)	(21.68)%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interest.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31,
	2009	2008	2007
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and other reserves, for financial statement purposes	$66,846	49,642	38,786
Federal and State net operating loss carryforward	284,784	141,113	51,645
Capital loss carryover	2,978	—	—
Investment in Levitt and Sons	33,082	46,393	68,339
Compensation expensed for books and deferred for tax purposes	194	779	410
Real estate inventory capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	72,626	1,204	2,358
Real estate valuation	49,259	1,295	—
Accumulated other comprehensive income	2,409	2,906	—
Share based compensation	9,164	3,982	3,073
Income recognized for tax purposes and deferred for financial statement purposes	10,334	7,510	7,228
Investment in securities	825	5,965	—
Investment in unconsolidated affiliates	828	11,135	—
Property and equipment	2,731	—	—
Other	24,197	10,337	8,715

Total gross deferred tax assets	560,257	282,261	180,554
Valuation allowance	(318,081)	(272,765)	(84,028)

Total deferred tax assets	242,176	9,496	96,526

Deferred tax liabilities:
Installment sales treatment of notes	224,941	—	—
Subsidiaries not consolidated for income tax purposes	—	—	39,592
Investment in Bluegreen	—	—	21,768
Intangible assets	22,556	—	—
Junior subordinate notes	20,979	—	—
Deferred loan income	1,188	1,468	1,993
Purchase accounting adjustments	—	—	1,866
Accumulated other comprehensive income	—	—	3,618
Prepaid pension expense	1,852	2,625	2,530
Property and equipment	—	3,073	3,789
Other	1,864	2,330	5,039

Total gross deferred tax liabilities	273,380	9,496	80,196

Net deferred tax (liability) asset	(31,204)	—	16,331
Less net deferred tax asset at beginning of period	—	(16,331)	(5,766)
Net deferred tax liability acquired due to purchase accounting	—	(39)	1,866
Acquisition of control of Bluegreen	31,120	—	—
Effect of a change in accounting principle	—	—	(1,798)
Increase in deferred tax liability from capital transactions	87	2,011	14
Reduction in deferred tax asset associated with Stifel Ryan Beck merger	—	—	16,593
(Decrease) increase in BFC’s accumulated other comprehensive income	—	(981)	95
Increase in Woodbridge’s accumulated other comprehensive income	—	—	894
(Decrease) increase in BankAtlantic Bancorp’s accumulated other comprehensive income	—	(3,304)	4,200

Benefit (provision) for deferred income taxes	3	(18,644)	32,428
Less: Provision (benefit) for deferred income taxes — discontinued operations	—	—	1,809
Less: Provision (benefit) for deferred income taxes — extraordinary income	—	—	1,509

Benefit (provision) for deferred income taxes — continuing operations	$3	(18,644)	35,746

     Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$272,765	84,028	5,035
Other comprehensive loss	(1,985)	(2,538)	—
Increase in valuation allowance	47,414	190,516	77,586
Increase in valuation allowance-discontinued operations	6,029	—	—
Acquisition of control of Bluegreen	(4,704)	—	—
Increase in valuation allowance — paid in capital	(1,438)	759	1,407

Balance, end of period	$318,081	272,765	84,028

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BFC and its subsidiaries evaluate their deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances should be established based on the consideration of all available evidence using a more likely than not standard. Based on evaluations, deferred tax valuation allowances of $48.7 million, $190.5 million and $77.6 million were established for the years ended December 31, 2009, 2008 and 2007, respectively.
     The deferred tax asset valuation allowance may be reversed when each of the companies and their respective subsidiaries generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets. The majority of the benefits of the net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. The deferred tax asset valuation allowance will be reversed if and when it becomes more likely than not that BFC and its subsidiaries will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.
     In November 2009, the Workers, Homeownership, and Business Assistance Act of 2009 was enacted. The Act extended the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 or the 2009 tax years. Included in the Company’s statement of financial condition is a current income tax receivable of $31.7 million resulting from BankAtlantic’s election to carryback its 2009 NOL for five years and a current income tax receivable of $34.6 million resulting from Woodbridge’s election to carryback its 2008 NOL for five years. Under the terms of the Woodbridge Settlement Agreement entered into with the Joint Committee of Unsecured Creditors in the Chapter 11 Cases, the bankruptcy estate is entitled to be paid 50% of the tax refund resulting from Woodbridge’s election to carryback its 2008 NOLs for five years that is attributed to Levitt and Sons. Accordingly, Woodbridge has established a liability of $10.7 million, which is the amount estimated to be due under this agreement, and the “Gain on settlement of investment in Woodbridge’s subsidiary” was reduced by such amount.
     On January 1, 2007, the Company adopted the accounting guidance on uncertain income tax positions (ASC 740). As a result of the adoption of ASC 740, the Company (without consideration of BankAtlantic Bancorp and Woodbridge) had no significant adjustment upon the adoption of this interpretation. The Company’s interest in cumulative adjustments associated with the implementation of ASC 740 by BankAtlantic Bancorp and Woodbridge increased the Company’s retained earnings opening balance and decreased liabilities in the aggregate amount of $121,000. These cumulative-effect adjustments represent the difference between the amount of tax benefits required to be recognized based on the application of ASC 740 and the amount of tax benefits recognized prior to the application of ASC 740. A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

	For the Years Ended
	December 31,
	2009	2008	2007
Balance as of beginning of period	$2,571	2,559	2,185
Additions based on tax positions related to current year	284	542	1,322
Additions based on tax positions related to prior year	—	74	88
Lapse of Statute of Limitations	—	(575)	—
Reductions of tax positions for prior years	(272)	(29)	(1,036)

Balance as of end of period	$2,583	2,571	2,559

     The recognition of these unrecognized tax benefits would result in a negligible impact to the Company’s consolidated effective tax rates for the years ended December 31, 2009, 2008 and 2007. Neither Bluegreen nor Pizza Fusion had unrecognized tax benefits at December 31, 2009. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     BFC and its wholly-owned subsidiaries file consolidated U.S. federal and Florida income tax returns. Subsidiaries, in which BFC owns less than 80% of the outstanding common stock are not included in BFC’s consolidated U.S. federal income tax return. BFC and its subsidiaries file separate state income tax returns for each jurisdiction, other than Florida. Accordingly, upon consummation of the merger on September 21, 2009, Woodbridge became a wholly-owned subsidiary of BFC and its activities are included in the Company’s consolidated tax return from the date of the merger. Prior to the merger, Woodbridge was not included in the Company’s consolidated tax return. As BFC owns less than 80% of BankAtlantic Bancorp, Bluegreen and Pizza Fusion, those companies accordingly are not included in BFC’s consolidated tax return. BFC’s deferred tax assets and liabilities, including net operating loss (“NOLs”) carryforwards are specific to BFC and may not be utilized by BankAtlantic Bancorp, Bluegreen or Pizza Fusion.
     At December 31, 2009, BFC (excluding BankAtlantic Bancorp, pre-merger Woodbridge, Bluegreen and Pizza Fusion) had estimated state and federal net operating loss carryforwards of approximately $85.4 million which expire from 2011 through 2029. A valuation allowance was established at December 31, 2009 for these NOLs. BFC’s NOL carryforwards include approximately $12.3 million that are attributed to the exercise of stock options, and the tax benefits will be recognized in the financial statements until such deductions are utilized to reduce taxes payable. As a result of the merger of Woodbridge into BFC in September of 2009, BFC has likely undergone a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership will result in a significant limitation of the amount of net operating losses that can be utilized by BFC annually. However, Woodbridge’s pre-merger NOL’s are available to be used by BFC and are not subject to this limitation. On September 21, 2009, BFC adopted the rights agreement described elsewhere in this Report in an attempt to protect our ability to use available NOLs to offset future taxable income.
     BFC’s shift in business strategy, coupled with more recent economic developments, caused BFC to reconsider its previously disclosed tax planning strategy wherein BFC had intended to sell BankAtlantic Bancorp’s Class A Common Stock in order to generate sufficient taxable income to utilize expiring NOLs. Because BFC believes that its best long term potential is more likely to occur through the growth of the companies it controls, BFC’s current business strategy is to hold its investment in BankAtlantic Bancorp indefinitely and no longer intends to pursue such a tax planning strategy. Accordingly, based on BFC’s change in intent as to the expected manner of recovery of its investment in BankAtlantic Bancorp, BFC reversed its deferred tax liability of $29.3 million during the quarter ended September 30, 2008. BFC has the ability and intent to increase its ownership in BankAtlantic Bancorp to a level sufficient to effectuate a tax-free transaction. BFC also concluded that a valuation allowance was required because based on available evidence it was determined that it is more likely than not that all or some portion of the deferred tax asset will not be realized, and BFC is not generating sufficient taxable income to utilize the benefit of the deferred tax asset. Therefore, BFC established a valuation allowance of approximately $28.3 million in 2008.
     As of September 21, 2009, the date on which its merger with BFC was consummated, Woodbridge had federal and Florida NOL carryforwards of approximately $109.2 million and $201.0 million, respectively which expire beginning in 2027 through 2029. Woodbridge had established a valuation allowance for its entire deferred tax assets, net of the deferred tax liabilities. Of the total net operating loss carryforwards, approximately $66.2 million were generated by Levitt and Sons after filing for Bankruptcy protection. In August of 2008, Woodbridge received $29.7 million from the Internal Revenue Service (IRS) in connection with the filing of a refund claim for the carry back to 2005 and 2006 of tax losses incurred in 2007.
     Prior to the merger, Woodbridge was subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Woodbridge is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years before 2005. On January 8, 2009, Woodbridge received a letter from the IRS that Woodbridge and its subsidiaries has been selected for an examination of the tax periods ending December 31, 2005, 2006 and 2007 in connection with its 2007 tax refund claim. The examination was concluded in December of 2009. However, the refund claim is subject to review by the Joint Committee on Taxation.
     Bluegreen and its subsidiaries file income tax return in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, Bluegreen is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years before 2004. As of December 31, 2009, Bluegreen’s federal NOL carryforwards were $230 million, which expire beginning in 2022 through 2029, and alternative

BFC Financial Corporation
Notes to Consolidated Financial Statements
minimum tax credit carryforwards of $35 million, which never expire. Additionally, as of December 31, 2009, Bluegreen’s had state operating loss carryforwards of $535 million, which expire beginning in 2012 through 2029.
     Pizza Fusion files separate Federal and Florida income tax returns and is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2006. As of December 31, 2009, Pizza Fusion’s Federal and state NOL carryforwards was approximately $4 million which expire from 2027 through 2029.
     BankAtlantic Bancorp and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. BankAtlantic Bancorp’s state NOL carryforwards were $521.2 million as of December 31, 2009 and expire from 2016 through 2029. BankAtlantic Bancorp’s income tax returns for all years subsequent to the 2004 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. BankAtlantic Bancorp’s 2005, 2007 and 2008 federal income tax returns are currently under examination by the Internal Revenue Service. No other income tax filings are under examination by any other taxing authority.
     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2009, BankAtlantic Bancorp had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.
     As of December 31, 2009, deferred tax assets included $136.9 million, the amount of BankAtlantic Bancorp’s federal income tax NOL carry-forwards of which $69.6 million expire in 2028 and $67.3 million expire in 2029. BankAtlantic Bancorp federal tax credit carry-forwards were $2.1 million at December 31, 2009 and expire from 2025 to 2029.
26. Restructuring Charges, Impairments and Exit Activities
Real Estate
Woodbridge
     The following table provides a summary of Woodbridge’s restructuring related accrual activity recorded for the years ended December 31, 2009, 2008 and 2007 (in thousands):

			Independent
	Severance Related		Contractor	Surety Bond
	and Benefits	Facilities	Agreements	Accrual	Total

Balance at December 31, 2006	$—	—	—	—	—
Restructuring charges	4,864	1,010	1,497	1,826	9,197
Cash payments	(2,910)	—	(76)	—	(2,986)

Balance at December 31, 2007	$1,954	1,010	1,421	1,826	6,211
Restructuring charges	2,238	140	—	(150)	2,228
Cash payments	(4,063)	(446)	(824)	(532)	(5,865)

Balance at December 31, 2008	$129	704	597	1,144	2,574

Restructuring charges	1,400	—	43	(269)	1,174
Cash payments	(415)	(460)	(640)	(348)	(1,863)

Balance at December 31, 2009	$1,114	244	—	527	1,885

     In the third and fourth quarters of 2007, substantially all of Levitt and Sons’ employees were terminated and 22 employees were terminated at Woodbridge primarily as a result of the Chapter 11 Cases. On November 9, 2007, Woodbridge implemented an employee fund and indicated that it would pay up to $5 million of severance benefits to terminated Levitt and Sons employees to supplement the limited termination benefits which Levitt and Sons was permitted to pay to those employees. Levitt and Sons is restricted in the amount of termination benefits it can pay to its former employees by virtue of the Chapter 11 Cases. In 2009, Core reduced its workforce by

BFC Financial Corporation
Notes to Consolidated Financial Statements
approximately 41 employees mainly as a result of the challenging conditions in the real estate market and the negative impact it has had on Core’s liquidity.
     Severance and benefits related restructuring charges for the years ended December 31, 2009, 2008 and 2007 were approximately $1.4 million, $2.2 million and $4.9 million, respectively.
     For the years ended December 31, 2009, 2008 and 2007, the aggregate payments in connection with severance and termination charges related to the above described employee fund, as well as severance for employees other than Levitt and Sons employees, were approximately $415,000, $4.1 million and $2.9 million, respectively. Employees entitled to participate in the fund either received a payment stream, which in certain cases extended over two years, or a lump sum payment, depending on a variety of factors.
     The facilities accrual as of December 31, 2009 represents expense associated with property and equipment leases that Woodbridge had entered into that are no longer providing a benefit, as well as termination fees related to contractual obligations that Woodbridge cancelled. Included in this amount are future minimum lease payments, fees and expenses which are accounted for as costs associated with exit or disposal activities. Total cash payments related to the facilities accrual were $460,000 and $446,000 for the years ended December 31, 2009 and 2008, respectively.
     The independent contractor agreements accrual related to two consulting agreements entered into by Woodbridge with former Levitt and Sons employees. During the years ended December 31, 2009, 2008 and 2007, Woodbridge paid $640,000, $824,000 and $76,000, respectively, under these agreements.
Bluegreen
     Restructuring charges at Bluegreen relate to lease termination obligations and the write down of certain fixed assets related to the closing of certain offices. The remaining unpaid liability of approximately $1.7 million as of December 31, 2009 is included as a component of accrued liabilities on the Company’s consolidated statements of financial condition.
     Activity for the Bluegreen Interim Period related to the restructuring liability was as follows (in thousands):

	Lease
	Termination
	Obligations (1) (2)	Other	Total

Balance at November 16, 2009	$2,000	99	2,099
Charges (adjustments)	(4)	(99)	(103)
Cash payments	(276)	—	(276)

Balance at December, 31 2009	$1,720	—	1,720

(1)	Includes costs associated with non-cancelable property and equipment leases that Bluegreen has ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations. Included in this amount are future minimum lease payments in excess of estimated sublease income, fees and expenses for which the provisions of the accounting guidance for exit or disposal cost obligations were satisfied.

(2)	Continuing lease obligations will be paid monthly through November 2012.

BFC Financial Corporation
Notes to Consolidated Financial Statements
   Financial Services
     The following provides a summary of BankAtlantic Bancorp’s change in restructuring and exit activities liabilities at December 31, 2007, 2008 and 2009 (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2007	$—	—	—
Expenses incurred	2,527	1,016	3,543
Amounts paid or amortized	(2,425)	(26)	(2,451)

Balance at December, 31 2007	$102	990	1,092

Balance at January 1, 2008	$102	990	1,092
Expenses incurred	2,171	2,385	4,556
Amounts paid or amortized	(2,102)	(1,913)	(4,015)

Balance at December, 31 2008	$171	1,462	1,633

Balance at January 1, 2009	$171	1,462	1,633
Expenses incurred	2,024	2,479	4,503
Amounts paid or amortized	(2,185)	(260)	(2,445)

Balance at December, 31 2009	$10	3,681	3,691

     Included in Financial Services in the Company’s consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 were the following restructuring charges, impairments and exit activities (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Asset impairment	$1,158	4,758	4,808
Employee termination costs	2,024	2,171	2,527
Lease termination, net	2,479	2,385	1,016
Reversal of deferred rent upon lease termination	(323)	(2,186)	—
Loss on central Florida branch sale	—	267	—

Total Financial Services restructuring charges, impairment and exit activities	$5,338	7,395	8,351

     In December 2007, BankAtlantic decided to sell certain properties that it acquired for its future store expansion program and to terminate or sublease certain back-office operating leases. As a consequence, BankAtlantic recorded a $1.5 million impairment charge for back-office facilities and land acquired for store expansion, incurred a $3.3 million impairment charge for engineering and architectural fees associated with obtaining permits for store sites and recorded lease termination liabilities of $1.0 million associated with executed lease contracts. Sales prices or annual rental rates for similar properties were used to determine fair value.
     During the years ended December 31, 2009 and 2008, BankAtlantic incurred $1.2 million and $4.8 million of additional impairment charges for back-office facilities and land acquired for store expansion and recorded additional lease termination liabilities of $2.2 million and $0.2 million associated with executed lease contracts net of deferred rent reversals, respectively.
     In March 2007, BankAtlantic Bancorp reduced its workforce by approximately 225 associates, or 8%. The reduction in the workforce impacted every BankAtlantic Bancorp’s operating segment and was completed on March 27, 2007. Included in the Company’s consolidated statement of operations for the year ended December 31, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits included $0.3 million of share-based compensation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     In April 2008, BankAtlantic Bancorp reduced its workforce by approximately 6% primarily in the community banking and commercial lending business units and incurred $2.2 million of employee termination costs which was included in the Company’s consolidated statement of operations for the year ended December 31, 2008.
     In March 2009, BankAtlantic Bancorp further reduced its workforce by approximately 7% impacting back office functions as well as our community banking and commercial lending business units. BankAtlantic Bancorp incurred $2.0 million of employee termination costs which was included in the Company’s consolidated statement of operations for the year ended December 31, 2009.
     In June 2008, BankAtlantic sold five stores in Central Florida to an unrelated financial institution. The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the stores sold (in thousands):

Amount
Assets sold:
Loans	$6,470
Property and equipment	13,373

Total assets sold	19,843

Liabilities transferred:
Deposits	(24,477)
Other liabilities	(346)

Total liabilities transferred	(24,823)

Net liabilities transferred	(4,980)
Deposit premium	654
Purchase transaction costs	(165)

Net cash outflows from sales of stores	$(4,491)

27. Commitments and Contingencies
     The Company (including its subsidiaries) is a lessee under various operating leases for real estate and equipment extending to the year 2072. At December 31, 2009, the approximate minimum future rentals under such leases, from continuing operations, for the periods shown are (in thousands, inclusive of terminated leases as a result of the restructurings):

Year Ending December 31,	Amount

2010	$21,104
2011	17,085
2012	14,418
2013	11,379
2014	9,732
Thereafter	90,260

Total	$163,978

     The Company and its subsidiaries incurred rent expense from continuing operations, for the periods shown (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Rental expense for premises and equipment	$14,388	$14,407	$16,191

     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving their respective operations, including bank operations, lending, tax certificates and real estate activities. Additionally, from time to time, the Company and its subsidiaries have and may continue to become involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. Although the Company and its subsidiaries believe it has meritorious defenses in all current legal actions and the outcomes of these pending legal matters should not materially impact us, the ultimate outcomes of these matters are uncertain. Management of BankAtlantic Bancorp, based on discussions with legal counsel, has recognized legal

BFC Financial Corporation
Notes to Consolidated Financial Statements
reserves of $1.0 million and believes its results of operations or financial condition will not be materially impacted by the resolution of these matters. A $4.6 million liability was also recognized in connection with a cash payment that will be required to be paid to Woodbridge’s shareholders that exercised appraisal rights in connection with the Woodbridge merger (see Note 3 for additional information). However, there is no assurance that losses will not be incurred in excess of reserved amounts or in amounts that will be material to the Company’s results of operations or financial condition. Bluegreen’s legal reserves are described in more detail in Note 37.
     In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk. BankAtlantic’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
BFC
     On March 31, 2008, the membership interests of two of the Company’s indirect subsidiaries which owned two South Florida shopping centers were sold to an unaffiliated third party. The Company received proceeds of approximately $1.3 million in connection with the sale and BFC was relieved of its guarantee related to the loans collateralized by the shopping centers. BFC believes that any possible remaining obligations are both remote and immaterial.
     At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”), had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $2.0 million (which is shared on a joint and several basis with the managing general partner), representing approximately 8.5% of the current indebtedness of the property. In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as partner of the limited partnership and transferred its 10% interest to another unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee, and if the partner is unable to secure such a release, that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts on our financial statements at December 31, 2009 for this joint venture.
     A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. At December 31, 2009 and 2008, the carrying amount of this investment was approximately $690,000 and $743,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
     A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At December 31, 2009 and 2008, the carrying amount of this investment was approximately $319,000 and $485,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     No amounts are recorded in the Company’s financial statements for the obligations associated with the above guarantees (including the transaction associated with the transfer of BFC/CCC’s wholly-owned subsidiary’s 10% ownership interest) based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.
Real Estate
     Woodbridge
     Tradition Development Company, LLC, a wholly-owned subsidiary of Core Communities (“TDC”), had advertising agreements pursuant to which, among other advertising rights, TDC obtained a royalty-free license to use, among others, the trademark “Tradition Field” at the sports complex located in Port St. Lucie and the naming rights to that complex. The advertising agreement was terminated during the first quarter of 2010 based on TDC’s default for non-payment. TDC is subject to all amounts due under the agreement at the time of termination which is estimated to be approximately $250,000.
     At December 31, 2009 and December 31, 2008, Woodbridge had outstanding surety bonds of approximately $860,000 and $8.2 million, respectively, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. It is estimated that approximately $495,000 of work remains to complete these improvements and it is not currently anticipated that any outstanding surety bonds will likely be drawn upon.
     Levitt and Sons had $33.3 million in surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $8.0 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. As of December 31, 2009 and 2008, Woodbridge had $527,000 and $1.1 million, respectively, in surety bond accruals related to certain Levitt and Sons bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed approximately $348,000 during the year ended December 31, 2009 in accordance with the indemnity agreement for bond claims paid during the period compared to $532,000 in reimbursements made during the same 2008 period. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $527,000 accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of its surety bonds exposure in connection with demands made by a municipality. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and initiated a lawsuit against the municipality. Because Woodbridge does not believe a loss is probable, Woodbridge did not accrue any amount in connection with this claim as of December 31, 2009. As claims have been made on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit as security while the matter is litigated with the municipality and Woodbridge has complied with that request.
Bluegreen
     At December 31, 2009, Bluegreen’s estimated cost to complete development work in subdivisions or resorts from which homesites or VOIs have been sold totaled $9.6 million. Development is estimated to be completed as follows: 2010 — $1.8 million; 2011 — $1.4 million; 2012 — $2.8 million; thereafter — $3.6 million.
     Bluegreen entered into a separation agreement with its former CEO, George Donovan. Under the terms of this agreement, Mr. Donovan will be paid a total of $3.0 million over a seven year period ending December 31, 2013 in exchange for his services to be available on a when and if needed basis. As of December 31, 2009, the remaining amount due to Mr. Donovan was $1.5 million, the present value of which is recorded as a liability on the consolidated balance sheet.
     In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other

BFC Financial Corporation
Notes to Consolidated Financial Statements
parties. Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business. (See Note 37 Litigation).
Financial Services
Financial instruments with off-balance sheet risk were (in thousands):

	December 31,
	2009	2008
Commitments to sell fixed rate residential loans	$23,255	$25,304
Commitments to originate loans held for sale	18,708	21,843
Commitments to originate loans held to maturity	43,842	16,553
Commitments to extend credit, including the undisbursed portion of loans in process	396,627	597,739
Standby letters of credit	13,573	20,558
Commercial lines of credit	74,841	66,954
     Commitments to extend credit are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements at December 31, 2009. BankAtlantic has $45.7 million of commitments to extend credit at a fixed interest rate and $413.5 million of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $10.3 million at December 31, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $3.3 million at December 31, 2009. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2009 was $5,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $25.9 million and $68.1 million at December 31, 2009 and 2008, respectively.
     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2009 BankAtlantic was in compliance with this requirement, with an investment of approximately $48.8 million in stock of the FHLB of Atlanta. The FHLB suspended the purchase of its shares in February 2009 until economic conditions improve. The FHLB did not pay a dividend during the first six months of 2009.
     Pursuant to the Ryan Beck sale agreement, BankAtlantic Bancorp agreed to indemnify Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $3 million with a $20 million limitation on the indemnity. The indemnified losses include federal taxes and litigation claims. The indemnification period for claims asserted ended on August 31, 2009. Based on information provided

BFC Financial Corporation
Notes to Consolidated Financial Statements
by Stifel to date, management of BankAtlantic Bancorp does not believe that it is obligated to indemnify Stifel under the Ryan Beck sales agreement, in any amounts greater than $0.5 million that is included in discontinued operations in the Company’s consolidated statement of operations for the year 2009.
     BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2009, BankAtlantic was secondarily liable for $10.7 million of lease payments associated with lease assignments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans. BankAtlantic recognized a lease guarantee obligation upon the execution of the lease assignment and included in other liabilities at December 31, 2009 was $0.2 million of unamortized lease guarantee obligations.
     The FDIC is authorized to raise the deposit assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. In April 2009, the FDIC raised its assessment rates based on the risk rating of each financial institution and in June 2009 the FDIC imposed a 5 basis point special assessment. In September 2009, the FDIC required financial institutions to prepay, on December 31, 2009, their estimated FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Included in Financial Services in the Company’s consolidated statement of operations for the year ended December 31, 2009 was a $2.4 million FDIC special assessment and in other expenses was FDIC insurance assessments of $8.6 million, $2.8 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in other assets in the Company’s statement of financial condition as of December 31, 2009 were prepaid FDIC assessments of $31.3 million. Continued increases in deposit insurance premiums would have an adverse effect on our earnings.
     In October 2007, BankAtlantic Bancorp and current or former officers of BankAtlantic Bancorp were named in a lawsuit which alleges that during the period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
     In December 2007, BankAtlantic Bancorp, certain officers and Directors were named in a lawsuit which alleges that during the period of November 9, 2005 to present, BankAtlantic Bancorp and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in BankAtlantic Bancorp’s Class A common stock. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. BankAtlantic Bancorp believes the claim to be without merit and intends to vigorously defend the action.
     In July 2008, BankAtlantic Bancorp, certain officers and Directors were named in a lawsuit which alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of BankAtlantic Bancorp. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
     In February 2009 a complaint was filed against BankAtlantic alleging that BankAtlantic breached its Personal Account Depositor’s Agreement by charging overdraft fees for certain debit card purchases when the customer allegedly had sufficient funds in her account at the time that the items were paid even though the account was overdrawn at the close of business. The Plaintiff seeks to establish a class comprised of all persons or entities with accounts that incurred these allegedly improper overdraft fees on debit card transactions in the previous 5 years. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the action
     In November 2009, a purported class action against BankAtlantic was filed alleging breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, conversion, and usury. Each of these counts is related to BankAtlantic’s collection of overdraft fees. The Complaint alleges that BankAtlantic failed to adequately

BFC Financial Corporation
Notes to Consolidated Financial Statements
warn its customers about overdrafts, failed to give its customers the ability to opt out of an automatic overdraft protection program and improperly manipulated debit card transactions. The Plaintiffs seek to represent BankAtlantic customers in the State of Florida who were assessed overdraft fees. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the action.
     BankAtlantic Bancorp has received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic Bancorp’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, BankAtlantic Bancorp’s recently formed asset workout subsidiary and any purchases or sales of BankAtlantic Bancorp’s common stock by officers or directors of BankAtlantic Bancorp. Various current and former employees have also received subpoenas for documents and testimony. BankAtlantic Bancorp is fully cooperating with the SEC.
28. Stock Option Plans
     BFC has a share based compensation plan (the “2005 Stock Incentive Plan”) under which restricted stock, incentive stock options and non-qualifying stock options are awarded. On May 19, 2009, the shareholders of BFC approved an amendment to the Company’s 2005 Stock Incentive Plan to, among other things, increase the maximum number of shares of the Company’s Class A Common Stock available for grant under the BFC Stock Incentive Plan from 3,000,000 shares to 6,000,000 shares. BFC may grant incentive stock options only to its employees. BFC may grant non-qualified stock options and restricted stock awards to its directors, independent contractors and agents as well as employees.
     BFC also had a stock-based compensation plan (“1993 Plan”) which expired in 2004. No future grants can be made under the 1993 Plan; however, any previously issued options granted under that plan remain effective until either they expire, are forfeited, or are exercised. BFC’s 1993 Plan provided for the grant of stock options to purchase shares of BFC’s Class B Common Stock. The 1993 Plan provided for the grant of both incentive stock options and non-qualifying options and the maximum term of the options was ten years.
     On September 21, 2009, options to purchase an aggregate of approximately 1.8 million shares of common stock, which were previously granted to and held by BFC’s directors and employees, were re-priced to a new exercise price equal to the closing price of the Company’s Class A Common Stock as quoted on the Pink Sheets Electronic Quotation Service on September 21, 2009. The re-pricing did not impact any of the other terms, including the vesting schedules or expiration dates, of the previously granted stock options. The incremental compensation cost of the re-priced vested options was approximately $157,000 which was recognized in September 2009. At December 31, 2009, the remaining incremental cost for the re-priced options that were unvested at the re-pricing date was approximately $125,000 and is expected to be recognized over a weighted average period of 1.42 years. The incremental compensation cost associated with the unvested options recognized through December 31, 2009 was approximately $32,000.
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
     Assumptions used in estimating the fair value of employee options granted were formulated in accordance with FASB guidance under stock compensation and the guidance provided by the SEC. As part of this assessment, management determined that volatility should be based on the Company’s Class A Common Stock and derived from historical price volatility over the estimated life of the stock options granted. The expected term of an option is an estimate as to how long the option will remain outstanding based upon management’s expectation of employee exercise and post-vesting forfeiture behavior. Because there were no recognizable patterns, the simplified guidance was used to determine the estimated term of options based on the midpoint of the vesting term and the contractual term. The estimate of a risk-free interest rate is based on the U.S. Treasury implied yield curve in effect at the time

BFC Financial Corporation
Notes to Consolidated Financial Statements
of grant with a remaining term equal to the expected term. BFC has never paid cash dividends and does not currently intend to pay cash dividends on its common stock, and therefore a 0% dividend yield was assumed. Share-based compensation costs are recognized based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeitures rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award. BFC based its estimated forfeiture rate of its unvested options on its historical experience.
     The option model used to calculate the fair value of the re-priced and granted stock options was the Black-Scholes model. The table below presents the weighted average assumptions used to value the re-priced options and newly granted options to employees and non-employee directors. No options were granted to employees for the year ended December 31, 2008.

	Weighted Average
	For the Twelve Months Ended
	December 31,
Employees	2009	2008	2007
Expected volatility	87.11%	—%	43.05%
Expected dividends	—%	—%	—%
Expected term (in years)	2.97	—	7.5
Average risk-free interest rate	1.50%	—%	4.94%
Option value	$0.21	$—	$2.43

	Weighted Average
	For the Twelve Months Ended
	December 31,
Non-Employee Directors	2009	2008	2007
Expected volatility	81.83%	50.81%	43.05%
Expected dividends	—%	—%	—%
Expected term (in years)	3.37	5.00	5.00
Average risk-free interest rate	1.73%	3.35%	4.89%
Option value	$0.22	$0.40	$1.99
     The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)

Outstanding at December 31, 2006	1,607,087	$4.88	6.25	$—
Exercised	(129,769)	1.45
Forfeited	(18,397)	4.99
Expired	—	0.00
Granted	264,296	4.44

Outstanding at December 31, 2007	1,723,217	$5.07	6.31	$—
Exercised	—	0.00
Forfeited	(30,000)	6.04
Expired	(147,407)	3.68
Granted	252,150	0.83

Outstanding at December 31, 2008	1,797,960	$4.57	6.35	$—
Exercised	—	0.00
Forfeited (a)	(1,777,729)	4.60
Expired	(20,231)	2.14
Granted (a)	2,530,983	0.41

Outstanding at December 31, 2009	2,530,983	$0.41	5.19	$—

Exercisable at December 31, 2009	1,133,979	$0.41	4.79	$—

Available for grant at December 31, 2009	4,104,996

(a)	The options, which were re-priced during September 2009, were treated under GAAP as having been forfeited and replaced with new grants. Accordingly, these options are included as “Forfeited” and “Granted” options in the table.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The weighted average grant date fair value of options granted during 2009, 2008 and 2007 was $0.22, $0.40 and $2.34, respectively. Total unearned compensation cost related to BFC’s unvested stock options was $867,000 at December 31, 2009. The cost is expected to be recognized over a weighted average period of 1.95 years. At December 31, 2009, the unearned compensation cost associated with the cancellation of outstanding Woodbridge stock options in connection with the Woodbridge merger was $803,000 and will be recognized over a weighted average period of 1.69 years.
     In 2007, BFC received net proceeds of approximately $188,000 upon the exercise of stock options. The total intrinsic value of options exercised during the year ended December 31, 2007 was $328,000. There were no option exercises during the years ended December 31, 2009 or 2008.
     The following is a summary of BFC’s restricted stock activity:

		Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2006	15,014	$6.65
Granted	22,522	4.44
Vested	(28,152)	3.71
Forfeited	—	—

Outstanding at December 31, 2007	9,384	$5.62
Granted	120,480	0.83
Vested	(79,664)	0.60
Forfeited	—	—

Outstanding at December 31, 2008	50,200	$1.26
Granted	—
Vested	(50,200)	0.22
Forfeited	—	—

Outstanding at December 31, 2009	—	$—

     BFC recognized restricted stock compensation cost of approximately $42,000, $100,000 and $158,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
     In June 2008, the Board of Directors granted to non-employee directors an aggregate of 120,480 shares of restricted stock under the BFC Stock Incentive Plan. Restricted stock was granted in Class A Common Stock and vested monthly over the twelve-month service period. The fair value of the 120,480 shares of restricted stock was approximately $100,000, and the cost was recognized over the 12 month service period from June 2008 through May 2009.
     Woodbridge Restricted Stock and Stock Option Plan Prior to the Merger
     Prior to the merger, Woodbridge had in place a stock compensation plan. The maximum term of options granted under the plan was 10 years. The vesting period for each grant was established by the Compensation Committee of Woodbridge’s Board of Directors. The vesting period for employees was generally five years utilizing cliff vesting. All options granted to directors vested immediately. Option awards issued became exercisable based solely on fulfilling a service condition. As of the date of the merger, no stock options granted under the plan had expired.
     Upon consummation of the merger on September 21, 2009, all options to purchase shares of Woodbridge’s Class A Common Stock outstanding at the effective time of the merger were canceled and the holders did not receive any consideration as a result of the cancellation. Restricted shares of Woodbridge’s Class A Common Stock were converted to restricted shares of BFC’s Class A Common Stock at the merger exchange ratio of 3.47 shares of BFC’s Class A Common Stock for each share of Woodbridge’s Class A Common Stock. Some of the directors, executive officers and employees of Woodbridge were also granted BFC stock options following the merger.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table sets forth information regarding stock option activity under Woodbridge’s stock compensation plan:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2006	378,521	$103.65		$—
Granted	150,489	45.92		—
Exercised	—	—		—
Forfeited	156,478	88.56		—

Options outstanding at December 31, 2007	372,532	$86.66	8.00 years	$—
Granted	36,398	6.70		—
Exercised	—	—		—
Forfeited	90,459	81.85		—

Options outstanding at December 31, 2008	318,471	$78.89	7.19 years	—
Granted	—	—		—
Exercised	—	—		—
Cancelled	318,471	$78.89		—

Options outstanding at December 31, 2009	—	$—	—	$—

Options exercisable at December 31, 2009	—	$—	—	$—

Stock options available for equity compensation grants at December 31, 2009	—

     The fair value for these options was estimated at the date of the grant using the following assumptions:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Expected volatility	—	65.47%	40.05% - 52.59%
Expected dividend yield	—	0.00%	0.00% - 0.83%
Risk-free interest rate	—	4.16%	4.58% - 5.14%
Expected life	—	5 years	5 – 7.5 years
Forfeiture rate – executives	—	5%	5%
Forfeiture rate – non-executives	—	—	10%
     Expected volatility was based on the historical volatility of Woodbridge’s stock. Due to the short period of time that Woodbridge’s stock was publicly traded, the historical volatilities of similar publicly traded entities were reviewed to validate Woodbridge’s expected volatility assumption. The expected dividend yield was based on an expected quarterly dividend. Historically, forfeiture rates were estimated based on historical employee turnover rates. In 2007 and 2008, there were substantial pre-vesting forfeitures as a result of the reductions in force related to the bankruptcy of Levitt and Sons and Woodbridge’s restructurings. See Note 26 for further information regarding restructuring charges. As a result, Woodbridge adjusted its stock compensation to reflect actual forfeitures. In accordance with the accounting guidance for stock compensation, pre-vesting forfeitures result in a reversal of compensation cost whereas a post-vesting cancellation would not.
     Non-cash stock compensation expense for the years ended December 31, 2009, 2008 and 2007 related to unvested stock options in the aggregate amount of $991,000, $840,000 and $1.9 million, respectively. Non-cash stock compensation expense for the years ended December 31, 2009, 2008 and 2007 included $1.5 million, $2.1 million and $3.5 million, respectively, of amortization of stock option compensation, offset by $458,000, $1.3

BFC Financial Corporation
Notes to Consolidated Financial Statements
million and $1.6 million, respectively, of a reversal of stock compensation previously expensed related to forfeited options.
     Non-cash stock compensation expense for the years ended December 31, 2009, 2008 and 2007 related to restricted stock awards in the aggregate amount of $88,000, $152,000 and $81,000, respectively.
Bluegreen
     Under Bluegreen’s employee stock option plans, options can be granted with various vesting periods. Options granted to employees subsequent to December 31, 2002 vest 100% on the five-year anniversary of the date of grant. Bluegreen options are granted at exercise prices that either equal or exceed the quoted market price of its common stock at the respective dates of grant. All of Bluegreen options expire ten years from the date of grant.
     All options granted to non-employee directors subsequent to December 31, 2002 vested either immediately upon grant or on the five-year anniversary of the date of grant, subject to accelerated vesting pursuant to change in control provisions included in the terms of certain grants. All non-employee director stock options are nonqualified and expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances. There were no grants of stock options or restricted stock for the Bluegreen Interim Period.
     The following table represents certain information related to Bluegreen’s unrecognized compensation for its stock-based awards as of December 31, 2009:

	Weighted
	Average
	Remaining
	Recognition	Unrecognized
As of December 31, 2009	Period	Compensation
	(in years)	(000’s)
Stock Option Awards	2.4	$4,261
Restricted Stock Awards	3.1	$8,050
     Changes in Bluegreen’s outstanding stock option plans are presented below (outstanding options in thousands).

Weighted
Average
		Exercise	Number	Aggregate
	Outstanding	Price Per	of Shares	Intrinsic
	Options	Share	Exercisable	Value
Balance at November 16, 2009	2,795	$9.64	956	$7

Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Exercised	—	$—

Balance at December 31, 2009	2,795	$9.64	956	$7

     The aggregate intrinsic value of Bluegreen stock options outstanding and exercisable was $7,300 as of December 31, 2009. No stock options were exercised during the Bluegreen Interim Period.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     A summary of the status of Bluegreen’s unvested restricted stock awards and activity during the Bluegreen Interim Period are as follows (in thousands, except per option data):

		Weighted-Average Grant-
Non-vested Restricted Shares	Number of Shares	Date Fair Value per Share
	(In 000’s)
Unvested at November 16, 2009	1,441	$7.89

Granted	—	—
Vested	(15)	2.75
Forfeited	—	—

Unvested at December 31, 2009	1,426	$7.94

BankAtlantic Bancorp Restricted Stock and Stock Option Plan

	Stock Option Plans
	Maximum	Shares	Class of	Vesting	Type of
	Term	Authorized (3)	Stock	Requirements	Options (2)
1996 Stock Option Plan	10 years	449,219	Class A	5 Years (1)	ISO, NQ
1999 Stock Option Plan	10 years	172,500	Class A	(1)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	340,830	Class A	immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	783,778	Class A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	9,375,000	Class A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option

NQ — Non-qualifying Stock Option

(3)	During 2001, all BankAtlantic Bancorp’s shares remaining available for grant under all its stock options plans except the 2001 stock option plan were canceled. During 2005, all BankAtlantic Bancorp shares remaining available for grant under its 2001 stock option plan were canceled.

(4)	The Plan provides that up to 9,375,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan. The Plan was amended by the Board of Directors in May 2009 increasing the allowable shares issued from 1,200,000 to 9,375,000.
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
     BankAtlantic Bancorp formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance provided by the SEC. As part of this assessment, management determined that the historical volatility of BankAtlantic Bancorp’s stock should be adjusted to reflect the spin-off of Levitt Corporation (which was subsequently renamed Woodbridge Holdings Corporation) on December 31, 2003 because BankAtlantic Bancorp’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed BankAtlantic Bancorp’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that BankAtlantic Bancorp’s stock volatility was similar to its peer group subsequent to the spin-off. As a consequence, management estimates BankAtlantic Bancorp’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of BankAtlantic Bancorp’s historical data for the years ended December 31, 2007. During the year ended December 31, 2008, BankAtlantic Bancorp’s stock price

BFC Financial Corporation
Notes to Consolidated Financial Statements
exhibited higher volatility than its peer group. As a consequence, management began using its historical volatility as an indicator of future volatility. As part of its adoption of new accounting guidance on January 1, 2006, BankAtlantic Bancorp examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, BankAtlantic Bancorp could not identify any employee population patterns in the exercise of its options. As such, BankAtlantic Bancorp used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption new accounting guidance. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
     The table below presents the weighted average assumptions used to value options granted to employees and directors. There were no options granted to employees or directors in 2009.

	Weighted Average
	2008	2007

Volatility	46.09%	29.44%
Expected dividends	1.03%	1.75%
Expected term (in years)	5.00	7.23
Risk-free rate	3.29%	4.92%
     The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity:

			Weighted
		Weighted	Average
	Class A	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)
Outstanding at December 31, 2006	1,047,782	56.45	6.4
Exercised	(88,227)	27.75
Forfeited	(75,486)	67.95
Expired	(15,820)	59.25
Granted	196,249	46.79

Outstanding at December 31, 2007	1,064,498	56.17	6.2
Exercised	(6,630)	15.60
Forfeited	(126,678)	74.81
Expired	(111,526)	30.50
Granted	75,954	9.70

Outstanding at December 31, 2008	895,618	53.09	5.8
Exercised	—	—
Forfeited	(38,337)	72.56
Expired	(77,062)	28.10
Granted	—	—

Outstanding at December 31, 2009	780,219	54.61	5.2	$—

Exercisable at December 31, 2009	446,915	43.46	4.1	$—

Available for grant at December 31, 2009	8,911,811

     The weighted average grant date fair value of options granted during the years 2008 and 2007 was $3.95 and $16.00, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007, was $25,000 and $2.1 million respectively. There were no options granted or exercised in 2009.
     Total unearned compensation cost related to BankAtlantic Bancorp’s nonvested Class A common stock options was $2.1 million at December 31, 2009. The cost is expected to be recognized over a weighted average period of 1.7 years.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Included in BankAtlantic Bancorp’s statement of operations in compensation expense was $2.4 million, $1.8 million and $4.5 million of share-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively. The recognized tax benefit associated with the compensation expense was $0, $0, and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
The following is a summary of BankAtlantic Bancorp’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted Common	Grant date
	Stock	Fair Value
Outstanding at December 31, 2006	25,840	$43.95
Vested	(7,583)	48.93
Forfeited	—	—
Granted	12,432	42.18

Outstanding at December 31, 2007	30,689	42.01

Vested	(10,295)	33.77
Forfeited	—	—
Granted	5,455	9.70

Outstanding at December 31, 2008	25,849	38.47

Vested	(6,049)	26.56
Forfeited	—	—
Granted	—	—

Outstanding at December 31, 2009	19,800	$42.11

     As of December 31, 2009, approximately $0.4 million of total unrecognized compensation cost related to non-vested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 1 year. The fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $19,000, $90,000, and $0.4 million, respectively.
29. Employee Benefit Plans and Incentive Compensation Program
BFC and Woodbridge
     Defined Contribution 401(k) Plan
     During 2006, the BFC 401(k) Plan was merged into the BankAtlantic Security Plus 401(k) Plan. The Security Plus 401(k) Plan is a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed 90 days of service and have reached the age of 18 are eligible to participate. During 2008 and through April 18, 2009, employer match was 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. After April 18, 2009, the employer match was suspended due to economic conditions. During the years ended December 31, 2009, 2008 and 2007, BFC’s contributions amounted to $49,000, $118,000 and $146,000, respectively.
     During the first quarter of 2010, Woodbridge’s 401(k) Plan merged into the BankAtlantic Security Plus 401 (k) Plan. Employees who have completed three months of service and have reached the age of 18 are eligible to participate. During the years ended December 31, 2009, 2008, and 2007, Woodbridge’s contributions to the plan amounted to $163,000, $302,000, and $1.1 million, respectively.
     BFC Deferred Retirement Agreement
     On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of $5,672 beginning January 1, 2010, regardless of his actual retirement date. Mr. Gilbert retired as Chief Financial Officer on March 29, 2007. On September 13, 2005, as actuarially determined, BFC recorded the present value of the retirement benefit payment in the amount of $482,444, payable as a life annuity with 120 payments at 6.5% interest. The interest on the retirement benefit is recognized monthly as compensation expense. At December 31,

BFC Financial Corporation
Notes to Consolidated Financial Statements
2009 and 2008, the deferred retirement obligation balance was approximately $635,000 and $599,000, respectively, which represents the present value of accumulated benefit obligation and is included in other liabilities in the Company’s consolidated statements of financial condition. The compensation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $37,000, $38,000 and $35,000, respectively.
     Incentive Compensation Program
     On September 29, 2008, Woodbridge’s board approved the terms of an incentive program for certain employees, including certain executive officers, pursuant to which a portion of their compensation may be based on the cash returns realized on investments anticipated to be held by individual limited partnerships or other legal entities. Certain of the participants in this incentive program are employees and executive officers of BFC. This incentive program qualifies as a liability-based plan and, accordingly, the components of the program are required to be evaluated in order to determine the estimated fair value of the liability, if any, to be recorded. Based on the evaluation performed at December 31, 2009, it was determined that the liability for compensation under the executive compensation program as of December 31, 2009 was not material.
Bluegreen
     Bluegreen’s Employee Retirement Plan is an Internal Revenue Code section 401(k) Retirement Savings Plan (the “Bluegreen Plan”). All U.S.-based employees at least 21 years of age with one year of employment with Bluegreen and 1,000 work hours are eligible to participate in the Bluegreen Plan. The Bluegreen Plan provides an annual employer discretionary matching contribution. During the Bluegreen Interim Period, Bluegreen did not make any contributions to the Bluegreen Plan.
     Less than five of Bluegreen employees in New Jersey, which comprise less than 1% of its total workforce, are subject to the terms of collective bargaining agreements.
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
     The following tables set forth the Plan’s change in benefit obligation and change in plan assets at December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Change in benefit obligation
Benefit obligation at the beginning of the year	$31,150	28,918
Interest cost	1,832	1,720
Actuarial loss (gains)	(510)	1,549
Benefits paid	(1,097)	(1,037)

Projected benefit obligation at end of year	31,375	31,150

Change in plan assets
Fair value of Plan assets at the beginning of year	17,921	29,104
Actual return on Plan assets	5,122	(10,146)
Employer contribution	—	—
Benefits paid	(1,097)	(1,037)

Fair value of Plan assets as of actuarial date	21,946	17,921

Funded status at end of year	$(9,429)	(13,229)

     Included in the Company’s statement of financial condition in other liabilities as of December 31, 2009 and 2008 was $9.4 million and $13.2 million representing the under-funded pension plan amount as of that date.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Amounts recognized in accumulated other comprehensive income consisted of (in thousands):

	As of December 31,
	2009	2008	2007
Net comprehensive loss	$13,929	19,690	3,915

     Other information about the pension plan is as follows (in thousands):

	As of December 31,
	2009	2008
Other information
Projected benefit obligation	$31,375	31,150
Accumulated benefit obligation	31,375	31,150
Fair value of plan assets	21,946	17,921
Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (in thousands):

	For the Years Ended
	2009	2008	2007
Interest cost on projected benefit obligation	$1,832	1,719	1,656
Expected return on plan assets	(1,475)	(2,430)	(2,396)
Amortization of unrecognized net gains and losses	1,648	463	501

Net periodic pension (income) expense (1)	$2,005	(248)	(239)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Change in accumulated benefit obligations	3,755	(13,415)	1,180
Change in deferred tax assets	—	(2,112)	(363)

Total recognized net periodic benefit cost and other comprehensive income	$5,760	(15,775)	578

(1)	The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.3 million.
     The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended December 31,
	2009	2008	2007
Weighted average discount rate used to determine benefit obligation	6.00%	6.00	6.00
Weighted average discount rate used to to determine net periodic benefit cost	6.00%	6.00	5.75
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50	8.50
     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds. The interest rates of high quality corporate bonds remained unchanged from December 31, 2007. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2009. BankAtlantic Bancorp did not make any contributions to the BankAtlantic Plan during the years ended December 31, 2009, 2008 and 2007. BankAtlantic Bancorp will be required to contribute $1.6 million to the BankAtlantic Plan for the year ended December 31, 2010.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2009, 2.4% of the Plan’s assets were invested in the aggressive growth category.
     The Plan’s targeted asset allocation was 72% equity securities, 25% debt securities and 3% cash during the year ended December 31, 2009. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.
     The fair values of the pension plan’s assets by asset category are as follows (in thousands):

Quoted Prices
In Active
Markets
for Identical
Assets
Asset Category	(Level 1)
Cash	$357
Mutual Funds: (1)
US Large Cap Growth	1,743
US Large Cap Value	950
US Large Cap Blend	2,203
US Mid-Cap Growth	686
US Mid-Cap Value	1,081
US Mid-Cap Blend	806
International Equity	3,124
Balanced	10,475
Common Stock (2)	521

Total pension assets	$21,946

(1)	The plan maintains diversified mutual funds in order to diversify risks and reduce volatility while achieving the targeted asset mix.

(2)	This category invests in aggressive growth common stocks.
     The pension assets were measured using the market valuation technique with level 1 input. Quoted market prices are available for identical securities for the mutual funds and common stock and all the pension assets trade in active markets.
The following benefit payments are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2010	$1,473
2011	1,494
2012	1,546
2013	1,632
2014	1,710
Years 2015-2019	10,029

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Defined Contribution 401(k) Plan:
The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Employee salary contribution limit (1)	$16.5	15.5	15.0
Percentage of salary limitation	% 75	75	75
Total match contribution (2)	$771	2,551	2,930
Vesting of employer match	Immediate	Immediate	Immediate

(1)	For the years ended December 31, 2009, 2008 and 2007, employees over the age of 50 were entitled to contribute $22,000, $20,500 and $20,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company discontinued the employer match on April 1, 2009.
   Profit Sharing Plan and 2008 Expense Reduction Initiative
     BankAtlantic Bancorp established the Profit Sharing Stretch Plan for all employees of the Company and its subsidiaries. The profit sharing awards were paid in cash quarterly during the year ended December 31, 2007 and these awards were subject to achieving specific performance goals. During the year ended December 31, 2008, BankAtlantic Bancorp replaced the profit sharing plan with the 2008 Expense Reduction Initiative for all non-executive employees of BankAtlantic Bancorp and its subsidiaries. The awards were subject to achieving certain expense reduction targets. The 2008 Expense Reduction Initiative was discontinued during the year ended December 31, 2009. Included in employee compensation and benefits in the consolidated statement of operations during the years ended December 31, 2009, 2008 and 2007 was $0, $2.2 million and $2.0 million, respectively, of expenses associated with these plans.
30. Redeemable 5% Cumulative Preferred Stock
     On June 7, 2004, the Board of Directors of the Company designated 15,000 shares of its authorized preferred stock as 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”). On June 21, 2004, the Company sold all 15,000 shares of the Preferred Stock to an investor group in a private offering.
     The 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices (the “Redemption Price”) ranging from $1,025 per share for the year 2010 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid quarterly dividends on the 5% Preferred Stock of $187,500. The 5% Preferred Stock has no voting rights except as required by Florida law.
     On December 17, 2008, the Company amended its Articles of Incorporation (the “Amendment”) to change certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of 5% Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana Series B Convertible Preferred Stock (the “Benihana Preferred Stock”), (ii) the Company sells any shares of Benihana’s common stock received upon conversion of the Benihana Preferred Stock or (iii) Benihana redeems any shares of the Benihana Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on its 5% Preferred Stock, the Amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana Preferred Stock owned by the Company or on the shares of Benihana’s common stock received by the Company upon conversion of the Benihana Preferred Stock.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     In December 2008, based on an analysis of BFC 5% Preferred Stock after giving effect to the Amendment, the Company determined that BFC 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the Amendment date of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock. The remaining amount of approximately $4.0 million continued to be classified as Additional Paid in Capital in the Company’s Consolidated Statements of Financial Condition. The fair value of the 5% Preferred Stock was calculated by using an income approach by discounting estimated cash flows at a market discount rate.
31. Common Stock, Preferred Stock and Dividends
Common Stock
     On September 21, 2009, BFC adopted a rights agreement (“Rights Agreement”) designed to preserve shareholder value and protect our ability to use available net operating loss (“NOLs”) carryforwards. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BFC’s Class A Common Stock and Class B Common Stock without the prior approval of BFC’s Board of Directors. Shareholders of BFC at September 21, 2009 were not required to divest any shares. The Rights Agreement was substantially similar to the rights agreement that Woodbridge had in place prior to the consummation of the merger.
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
     The Company’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. On May 22, 2002, the Company’s Articles of Incorporation were amended to, among other things, grant holders of the Company’s Class A Common Stock one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Prior to the amendment, the Class A Common Stock had no voting rights except under limited circumstances provided by Florida law. The amendment provided for the holders of Class B Common Stock to have the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares or less, at which time the fixed voting percentages will be eliminated. Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.
Preferred Stock
     The Company’s authorized capital stock includes 10 million shares of preferred stock at a par value of $.01 per share. See Note 30 for further information.

BFC Financial Corporation
Notes to Consolidated Financial Statements
ByLaw Amendments
     On December 3, 2007, the Board of Directors of BFC amended the Company’s Bylaws to allow for the issuance of uncertificated shares of the Company’s capital stock. The Board of Directors adopted this amendment, which became effective on December 3, 2007, in response to applicable rules and regulations which required securities listed on the NYSE Arca, including, at that time, BFC’s Class A Common Stock, to be eligible for a direct registration system by January 2008.
     On February 11, 2008, our Board of Directors amended our By-laws to include advance notice procedures requiring, among other things, that a shareholder wishing to properly bring business before an annual meeting of the Company’s shareholders or nominate a candidate to serve on the Board of Directors of the Company must deliver written notice of such business or nomination to the Company’s Secretary (i) not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of the Company’s shareholders or (ii) in the event that the annual meeting of the Company’s shareholders is called for a date that is not within 30 days before or after the anniversary date of the immediately preceding annual meeting of the Company’s shareholders, not later than the close of business on the tenth day after the earlier of notice of the date of the annual meeting of shareholders is mailed or public disclosure of the date of the annual meeting of shareholders is made.
     On September 21, 2009, in connection with the consummation of the Woodbridge merger, our Bylaws were further amended to increase the maximum size of the Board from 12 to 15 directors and to provide that each director thereafter elected or appointed to the Board would serve for a term expiring at our next Annual Meeting of Shareholders. As a result of the latter amendment, following our 2012 Annual Meeting of Shareholders, we will no longer have a staggered Board.
Dividends
     While there are no restrictions on the payment of cash dividends by BFC, BFC has never paid cash dividends on its common stock.
32. Noncontrolling Interest
     The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
BankAtlantic Bancorp	$88,910	170,888
Woodbridge	—	91,389
Bluegreen	41,905	—
Joint ventures	28,037	277

	$158,852	262,554

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table summarizes the noncontrolling interests (loss) earnings recognized by others with respect to the Company’s subsidiaries for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Noncontrolling interest - Continuing Operations
BankAtlantic Bancorp	$(128,959)	(161,416)	(22,806)
Woodbridge	6,008	(113,593)	(196,763)
Bluegreen	1,343	—	—
Joint ventures	(2,737)	12	(34)

	$(124,345)	(274,997)	(219,603)

Noncontrolling interest - Discontinued Operations:
BankAtlantic Bancorp	$2,592	12,144	6,122
Woodbridge	(661)	2,286	1,438

	1,931	14,430	7,560

	$(122,414)	(260,567)	(212,043)

33. Fair Value Measurement
     Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three main valuation techniques to measuring fair value of assets and liabilities: the market approach, the income approach and the cost approach. The accounting literature defines an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$211,945	—	211,945	—
REMICS	107,347	—	107,347	—
Bonds	250	—	—	250
Benihana Convertible Preferred Stock	17,766	—	—	17,766
Other equity securities	9,067	9,067	—	—

Total securities available for sale at fair value	346,375	9,067	319,292	18,016
Retained interest in notes receivable sold	26,340	—	—	26,340

Total assets measured at fair value on a recurring basis	$372,715	9,067	319,292	44,356

     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

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

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 and 2009 (in thousands):

	Retained
	Interests in			Benihana
	Notes		Stifel	Convertible	Equity
	Receivable Sold	Bonds	Warrants	Preferred Stock	Securities	Total

Beginning Balance	$—	681	10,661	20,000	5,133	36,475
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	—	3,704	(3,574)	(3,412)	(3,282)
Included in other comprehensive Income	—	1	—	—	(133)	(132)
Purchases, issuances, and settlements	—	(432)	(14,365)	—	—	(14,797)
Transfers in and/or out of Level 3		—	—	—	—	—

Balance at December 31, 2008	—	250	—	16,426	1,588	18,264
Total gains and losses (realized/unrealized)	(2,910)	—	—	—	—	(2,910)
Included in earnings (or changes in net assets)	—	—	—	—	(1,588)	(1,588)
Included in other comprehensive Income	—	—	—	1,340	—	1,340
Purchases, issuances, and settlements	29,250	—	—	—	—	29,250
Transfers in and/or out of Level 3	—	—	—	—	—	—

Balance at December 31, 2009	$26,340	250	—	17,766	—	44,356

     The $1.6 million equity securities loss for the year ended December 31, 2009 represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.
     The $3.7 million of gains for the year ended December 31, 2008 represents realized gains relating to the sale of Stifel warrants. The $3.4 million equity securities loss for the year ended December 31, 2008 represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution. The Company also recorded in 2008 a $3.6 million other-than-temporary impairment of our investment in Benihana’s Convertible Preferred Stock. See Note 7.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
Benihana Convertible Preferred Stock
     The estimated fair value of the Company’s investment in Benihana Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares that BFC would receive upon conversion of its shares of Benihana Convertible Preferred Stock.
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments
Loans measured for impairment using the fair value of the collateral	$259,392	—	—	259,392	$189,193
Impaired real estate owned	16,980	—	—	16,980	4,124
Impaired inventory of real estate	145,586	—	—	145,586	106,632
Impaired property and equipment	14,260	—	—	14,260	6,450
Impaired goodwill	—	—	—	—	10,542
Investment in Bluegreen	—	—	—	—	31,181

Total	$436,218	—	—	436,218	$348,122

     The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2008 (in thousands):

		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2008	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the collateral	$209,012	—	—	209,012	103,193
Investment in Bluegreen	29,789	29,789	—	—	94,433
Woodbridge’s investment in unconsolidated trusts	406	—	—	406	2,159
Private equity investments	536			536	1,148

Total	$239,743	29,789	—	209,954	200,933

Loans Measured for Impairment
     Impaired loans are generally valued based on the fair value of the underlying collateral. Third party appraisals are primarily used to assist in non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of

BFC Financial Corporation
Notes to Consolidated Financial Statements
the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and BankAtlantic may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BankAtlantic uses judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral uses Level 3 inputs. Third party brokered price options or an automated valuation service are generally use to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-downs when these loans become 120 days delinquent. These third party valuations from real estate professionals use Level 3 inputs in the determination of the fair values.
Private Equity Investments
     Private investment securities represented investments in limited partnerships that invest in equity securities based on proprietary investment strategies. The underlying equity investments in these limited partnerships are generally publicly traded equity securities and the fair values of these securities are obtained from the general partner. As the fair values of the underlying securities in the limited partnership were obtained from the general partner and the inputs used are proprietary to the limited partnership and not known to the Company, the fair value assigned to these investments is considered Level 3.
Investment in Bluegreen
     The Company previously held an approximate 29% interest in Bluegreen’s common stock. On November 16, 2009, the Company obtained additional shares of Bluegreen which resulted in the Company having a controlling interest in Bluegreen. Accordingly Bluegreen’s results since November 16, 2009 are consolidated in the Company’s financial statements. See Note 4 for further information. Prior to that time, the Bluegreen investment was accounted for under the equity method. At December 31, 2008, the fair value of the Bluegreen investment was assessed using Level 1 inputs by using the closing price of Bluegreen’s common stock on the New York Stock Exchange.
Investment in Unconsolidated Trusts
     The fair value was assessed using Level 3 inputs by using then current rates and spreads that were used to value the underlying subordinated trust debt securities which is primarily based upon similarly rated corporate bonds.
Impaired Real Estate Inventory and Real Estate Owned
     Real estate inventory and other long-lived real estate assets are evaluated for impairment on a project-by-project basis in accordance with the accounting guidance for the impairment or disposal of long-lived assets. In accordance with this accounting guidance, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. Using estimated future undiscounted cash flows or appraisals requires significant judgment and opinions in developing estimates. Real estate may also be valued using third party offers to purchase, discounted cash flows or broker price opinions. Appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties, and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. As a consequence of using discounted cash flows, broker price opinions, offers to purchase and adjustments to appraisals, the fair values of the properties use Level 3 inputs in the determination of fair value.
Impaired Goodwill
     In 2009, a goodwill impairment was recorded with respect to the Pizza Fusion investment. In determining the fair value of the investment, discounted cash flow valuation techniques were used and conditions within the

BFC Financial Corporation
Notes to Consolidated Financial Statements
credit and financing markets which could negatively impact the ability for potential franchisees to obtain financing were also considered. In addition, recent economic indicators and the impact of the recession on discretionary income were weighed. Using estimated future discounted cash flow valuation techniques requires significant judgments in developing fair value estimates, which are considered a Level 3 valuation.
     BankAtlantic Bancorp used discounted cash flow valuation techniques in determining the fair value of its reporting units in the test of goodwill for impairment. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to BankAtlantic Bancorp’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. BankAtlantic Bancorp used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan, tax certificates and securities growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units use Level 3 inputs in the determination of fair value.
Financial Disclosures about Fair Value of Financial Instruments
     The following table presents information for financial instruments at December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$315,580	315,580	247,760	247,760
Federal funds sold and short-term investments	500	500	31,177	31,177
Restricted cash	24,020	24,020	21,288	21,288
Securities available for sale	346,375	346,375	722,698	722,698
Investment securities	9,654	9,654	12,008	12,475
Tax Certificates	110,991	112,472	213,534	224,434
Federal Home Loan Bank stock	48,751	48,751	54,607	54,607
Retained interest in notes receivable sold	26,340	26,340	—	—
Loans receivable including loans held for sale, net	3,683,441	3,381,796	4,317,645	3,950,557
Notes receivable	277,274	277,274	—	—

Financial liabilities:
Deposits	$3,948,818	3,950,840	3,919,796	3,919,810
Advances from FHLB	282,012	282,912	967,491	983,582
Short term borrowings (1)	27,271	27,271	279,726	279,777
Receivable-backed notes payable	237,416	237,416	—	—
Notes and mortgage notes payable and other borrowings	395,361	392,047	212,767	195,934
Mortgage payables associated with assets held for sale	74,749	74,749	75,005	70,917
Junior subordinated debentures	447,211	170,598	376,104	152,470

(1)	Short term borrowings includes federal funds purchased and other short term borrowings and securities sold under agreements to repurchase.
     Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income and market approach techniques with Level 3 unobservable inputs,

BFC Financial Corporation
Notes to Consolidated Financial Statements
there is no assurance that the Company or its subsidiaries would receive the estimated value upon sale or disposition of the asset. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
     The fair value of tax certificates was calculated using the income approach with Level 3 inputs. The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.
     The fair value of FHLB stock is its carrying amount.
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
     The estimated fair value of Bluegreen notes receivable was based on discounted future cash flows using current rates at which similar loans with similar maturities would be made to borrowers with similar credit risk.
     Bluegreen’s retained interests in VOI notes receivable sold are carried at fair value as of December 31, 2009. See Note 11 for additional information on the methods and assumptions used to estimate the fair value of these financial instruments.
     As permitted by the accounting guidance the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above table at book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated by the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.
     The fair value of short-term borrowings is calculated using the income approach with Level 2 inputs. Contractual cash flows are discounted based on current interest rates. The carrying value of these borrowings approximates fair value as maturities are generally less than thirty days.
     The fair value of FHLB advances was calculated using the income approach with Level 2 inputs. The fair value was based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.
     The estimated fair values of notes and mortgage notes payable and other borrowings, including receivable-backed notes payable were based upon current rates and spreads it would pay to obtain similar borrowings and also used discounted values of contractual cash flows at a market discount rate .
     The fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2008 was based on a December 2008 trade with an unrelated financial institution. The fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate.
     BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $62.1 million of publicly traded trust preferred securities junior subordinated debentures (“public debentures”). However, $246.2 million of its outstanding debentures are not traded, but are privately held in pools with no liquidity or readily determinable source for valuation (“private debentures”). Based on the deferral status and the lack of liquidity and ability of a

BFC Financial Corporation
Notes to Consolidated Financial Statements
holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at December 31, 2009, and as a practical expedient, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded. As of December 31, 2008, BankAtlantic Bancorp obtained the fair value on a $57.1 million of junior subordinated debentures from NASDAQ price quotes of the related trust preferred securities. The fair value of the remaining junior subordinated debentures was obtained using the income approach by discounting estimated cash flows at a market discount rate adjusted for non-performance risk.
     The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures as of December 31, 2009 were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 27 for the contractual amounts of BankAtlantic’s financial instrument commitments).
Derivatives
     Commitments to originate residential loans held for sale and to sell residential loans are derivatives. The fair value of these derivatives was not included in the Company’s financial statements as the amount was not considered significant. These derivatives relate to a loan origination program with an independent mortgage company where the mortgage company purchases the originated loans from BankAtlantic generally within fourteen days after the funding date at a price negotiated quarterly for all loans sold during the quarter.
     Included in the proceeds received from the February 2007 sale of Ryan Beck to Stifel were warrants to acquire 722,586 shares of Stifel common stock at $24.00 per share. During the year ended December 31, 2008, all of the Stifel warrants were sold for a gain of $3.7 million. BankAtlantic Bancorp received gross proceeds of $14.4 million from the sale of the warrants.
     Depending on market conditions, BankAtlantic may write call options on purchased agency securities (“covered calls”). Included in the consolidated statement of operations in Financial Services securities activities – net during the years ended December 31, 2008 was covered call transaction gains of $0.4 million. BankAtlantic Bancorp had no call options outstanding as of December 31, 2009.
Concentration of Credit Risk
     BankAtlantic has in the past purchased residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These purchased loans could potentially now have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible future increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At December 31, 2009, BankAtlantic’s residential loan portfolio included $776.2 million of interest-only loans, which represents 53.0% of the residential portfolio with 29% of the principal amount of these interest-only loans secured by collateral located in California. BankAtlantic has attempted to manage the credit risk associated with purchasing interest-only loans by purchasing loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios at origination within agency guidelines.
     BankAtlantic has a high concentration of consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated from the origination dates of the loans. If the market conditions in Florida do not improve or deteriorate further, BankAtlantic may be exposed to significant credit losses in this portfolio.

BFC Financial Corporation
Notes to Consolidated Financial Statements
34. Segment Reporting
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
     As a result of the Woodbridge merger on September 21, 2009 and the Bluegreen share acquisition on November 16, 2009, in each case as described above, the Company reorganized its reportable segments to better align its segment reporting with the current operations of its businesses. The Company’s business activities currently consist of (i) Real Estate and Other activities and (ii) Financial Services activities, which are reported through six segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. As a result of this reorganization, our BFC Activities segment now includes, in addition to other activities historically included in this segment, Woodbridge Other Operations (which was previously a separate segment). Our Real Estate Operations segment is now comprised of what was previously identified as our Land Division, including the real estate business activities of Woodbridge and its subsidiaries, including Core Communities and Carolina Oak. In 2007, the Real Estate Operations segment also included the operations of Levitt and Sons, which was deconsolidated as of November 9, 2007 in connection with the filing of its Chapter 11 Cases, and Levitt Commercial.
     The Company’s Real Estate and Other business activities are reported in four segments which are i) BFC Activities ii) Real Estate Operations, iii) Bluegreen Communities and iv) Bluegreen Resorts. BFC’s consolidated financial statements include the results of operations of Bluegreen from November 16, 2009 (when we acquired a controlling interest in Bluegreen) through December 31, 2009. Accordingly, Bluegreen’s results of operations since November 16, 2009 are reported through the Bluegreen Resorts and Bluegreen Communities segments. Prior to November 16, 2009, we owned approximately 9.5 million shares of Bluegreen common stock representing approximately 29% of such stock, the investment in Bluegreen was accounted for under the equity method of accounting. In prior years, the investment in Bluegreen was included in Woodbridge other operations, and our interest in Bluegreen’s earnings and losses prior to November 16, 2009 are included in our BFC Activities segment. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and are reported in two segments: BankAtlantic and BankAtlantic Bancorp Parent Company.
     The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted.
     The Company evaluates segment performance based on its segment net income (loss).
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

BFC Financial Corporation
Notes to Consolidated Financial Statements
BFC Activities
     The BFC Activities segment consists of BFC operations, our investment in Benihana, and other operations of Woodbridge described below. BFC operations primarily consists of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides services in the areas of human resources, risk management, investor relations, executive office administration and other services that BFC provides to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by BFC/CCC, Inc., our wholly owned subsidiary (“BFC/CCC”). Other operations includes the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”) (which is a restaurant franchisor operating within the quick service and organic food industries), and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”) and other investments and joint ventures. In addition, prior to obtaining a controlling interest in Bluegreen on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting and Bluegreen’s earnings or loss was included in the BFC Activities segment.
Real Estate Operations
     The Company’s Real Estate Operations segment consists of the operations of Core Communities, Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings which engages in leasing activities. Levitt and Sons was included in the Real Estate Operations segment until November 9, 2007 at which time it filed a voluntary bankruptcy petition and was deconsolidated from our consolidated financial statements. Levitt Commercial was also included in this segment until it ceased development activities after it sold all of its remaining units in 2007.
Bluegreen Communities
     Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites.
Bluegreen Resorts
     Bluegreen Resorts develops markets and sells VOIs in its resorts, through the Bluegreen Vacation Club, and provides resort management services to resort property owners associations.
BankAtlantic
     The Company’s BankAtlantic segment consists of the banking operations of BankAtlantic.
BankAtlantic Bancorp Parent Company
     BankAtlantic Bancorp Parent Company segment consists of the operations of BankAtlantic Bancorp Parent Company, including cost of acquisitions, asset and capital management and financing activities.

BFC Financial Corporation
Notes to Consolidated Financial Statements
The following tables present segment information for the years ended December 31, 2009, 2008 and 2007 (in thousands):

						BankAtlantic
						Bancorp	Adjustments
	BFC	Real estate	Bluegreen	Bluegreen		Other	and	Segment
2009	Activities	Operations	Resorts	Communities	BankAtlantic	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	6,605	15,251	3,139	—	—	40	25,035
Other resorts and communities operations revenue	—	—	5,239	593	—	—	—	5,832
Other real estate revenues	1,296	2,312	5,354	—	—	—	(103)	8,859
Financial Services – total interest income	—	—	—	—	223,048	573	2,141	225,762
Financial Services – non-interest income	—	—	—	—	128,813	1,077	(1,565)	128,325

Total revenues	1,296	8,917	25,844	3,732	351,861	1,650	513	393,813

Costs and Expenses:
Cost of sale of real estate	7,749	82,105	3,294	1,788	—	—	13,901	108,837
Cost of sale of other revenues	—	—	3,538	1,480	—	—	—	5,018
Interest expense	6,511	5,822	—	—	59,724	15,535	4,920	92,512
Provision for loan losses	—	—	—	—	214,244	18,414	—	232,658
Selling, general and administrative	30,388	16,343	15,775	3,738	—	—	683	66,927
Other expenses	2,001	5,433	—	—	258,799	9,000	(826)	274,407

Total costs and expenses	46,649	109,703	22,607	7,006	532,767	42,949	18,678	780,359

Gain on bargain purchase of Bluegreen	183,138	—	—	—	—	—	—	183,138
Gain on settlement of investment in Woodbridge’s subsidiary	16,296	—	—	—	—	—	13,383	29,679
Earnings from unconsolidated affiliates	32,276	—	—	—	479	487	139	33,381
Impairment of unconsolidated affiliates	(31,181)	—	—	—	—	—	—	(31,181)
Investment gains (losses), interest and other income	10,033	526	—	—	—	—	8,990	19,549

Loss from continuing operations before income taxes	165,209	(100,260)	3,237	(3,274)	(180,427)	(40,812)	4,347	(151,980)
Less: Provision (benefit) for income taxes	(34,986)	—	—	—	(31,719)	—	(513)	(67,218)

(Loss) income from continuing operations	200,195	(100,260)	3,237	(3,274)	(148,708)	(40,812)	4,860	(84,762)
Discontinued operations	—	(15,632)	—	—	—	3,701	—	(11,931)

Net income (loss)	$200,195	(115,892)	3,237	(3,274)	(148,708)	(37,111)	4,860	(96,693)

Less: Net loss attributable to noncontrolling interests							(122,414)	(122,414)

Net income (loss) attributable to BFC							$127,274	25,721

Total assets	$122,070	257,390	553,275	110,997	4,755,122	456,860	(208,677)	6,047,037

BFC Financial Corporation
Notes to Consolidated Financial Statements

				BankAtlantic
				Bancorp	Adjustments
	BFC	Real estate		Other	and	Segment
2008	Activities	Operations	BankAtlantic	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	13,752	—	—	85	13,837
Other real estate revenues	—	3,033	—	—	—	3,033
Financial Services – total interest income	—	—	313,285	1,445	(192)	314,538
Financial Services – non-interest income	—	—	135,799	671	(1,437)	135,033

Total revenues	—	16,785	449,084	2,116	(1,544)	466,441

Costs and Expenses:
Cost of sale of real estate	59	22,724	—	—	(9,945)	12,838
Interest expense	7,641	2,075	119,637	21,262	(1,682)	148,933
Provision for loan losses	—	—	135,383	24,418	—	159,801
Selling, general and administrative	36,886	20,648	—	—	(2,333)	55,201
Other expenses	—	—	330,623	8,741	(4,697)	334,667

Total costs and expenses	44,586	45,447	585,643	54,421	(18,657)	711,440

Equity earnings from unconsolidated affiliates	8,844	—	1,509	600	4,111	15,064
Impairment of unconsolidated affiliates	(96,579)	—	—	—	—	(96,579)
Investment gains (losses), interest and other income	(4,502)	3,341	—	—	(4,561)	(5,722)

Loss from continuing operations before income taxes	(136,823)	(25,321)	(135,050)	(51,705)	16,663	(332,236)
Less: Provision (benefit) for income taxes	(14,887)	—	31,094	1,395	(1,839)	15,763

Loss from continuing operations	(121,936)	(25,321)	(166,144)	(53,100)	18,502	(347,999)
Discontinued operations less income taxes	—	2,783	—	16,605	—	19,388
Extraordinary gain, less income tax	9,145	—	—	—	—	9,145

Net loss	$(112,791)	(22,538)	(166,144)	(36,495)	18,502	(319,466)

Less: Net loss attributable to noncontrolling interests					(260,567)	(260,567)

Net loss attributable to BFC					$279,069	(58,899)

Total assets	$218,167	384,261	5,713,690	542,478	(463,014)	6,395,582

BFC Financial Corporation
Notes to Consolidated Financial Statements

				BankAtlantic
				Bancorp	Adjustments
	BFC	Real estate		Other	and	Segment
2007	Activities	Operations	BankAtlantic	Operations	Eliminations	Total
Revenues:
Sales of real estate	$—	410,849	—	—	(734)	410,115
Other real estate revenues	—	6,088	—	—	(322)	5,766
Financial Services — total interest income	—	—	369,570	2,320	(257)	371,633
Financial Services — non-interest income	—	—	143,193	6,969	(1,002)	149,160

Total revenues	—	416,937	512,763	9,289	(2,315)	936,674

Costs and Expenses:
Cost of sale of real estate	11,047	565,759	—	—	(3,565)	573,241
Interest expense	903	10,208	170,060	23,054	(7,746)	196,479
Provision for loan losses	—	—	70,842	—	—	70,842
Selling, general and administrative	45,839	85,758	—	—	(1,501)	130,096
Other expenses	2,363	1,566	313,898	4,282	(2,236)	319,873

Total costs and expenses	60,152	663,291	554,800	27,336	(15,048)	1,290,531

Equity earnings from unconsolidated affiliates	10,224	—	1,219	1,281	—	12,724
Investment gains (losses), interest and other income	15,982	11,491	—	—	(10,290)	17,183

Loss from continuing operations before income taxes	(33,946)	(234,863)	(40,818)	(16,766)	2,443	(323,950)
Less: Provision (benefit) for income taxes	(53,965)	5,377	(21,378)	(6,194)	5,914	(70,246)

Loss from continuing operations	20,019	(240,240)	(19,440)	(10,572)	(3,471)	(253,704)
Discontinued operations less income taxes	—	1,765	—	7,812	(778)	8,799
Extraordinary gain, less income tax	2,403	—	—	—	—	2,403

Net loss	$22,422	(238,475)	(19,440)	(2,760)	(4,249)	(242,502)

Less: Net loss attributable to noncontrolling interests					(212,043)	(212,043)

Net loss attributable to BFC					$207,794	(30,459)

Total assets	$351,009	399,096	6,161,962	758,372	(556,006)	7,114,433

BFC Financial Corporation
Notes to Consolidated Financial Statements
35. Regulatory Matters
Real Estate
     The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. Federal, state, local and foreign environmental, zoning, consumer protection and other statutes regulate the acquisition, subdivision, marketing and sale of real estate and VOIs. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, prohibiting unfair or deceptive acts and unfair competition in interstate commerce. Vacation ownership interests are subject to various regulatory requirements including state and local approvals. The laws of most states require the filing of a detailed offering statement which provides disclosure of all material aspects of the project and sale of VOIs. Laws in each state where VOIs are sold generally grant the purchaser of a VOI the right to cancel a purchase contract at any time within a specified rescission period. There is also no assurance that in the future, VOIs will not be deemed to be securities subject to securities regulation. Most states also have other laws that regulate: real estate licensure; sellers of travel licensure; anti-fraud laws; telemarketing laws; prize, gift and sweepstakes laws; and, labor laws. In addition, the Company may be subject to the Fair Housing Act and various other federal statutes and regulations. The sales and marketing of homesites are subject to various consumer protection laws and to the Federal Interstate Land Sales Full Disclosure Act, which establishes strict guidelines with respect to the marketing and sale of land in interstate commerce.
     There is no assurance that the cost of complying with applicable laws and regulations will not be significant. Any failure to comply with current or future laws or regulations applicable to the sale of VOIs or real estate could have a material adverse effect on the Company.
Financial Services
     BFC is a unitary savings bank holding company that owns approximately 36% of the outstanding shares of BankAtlantic Bancorp’s Class A Common Stock and all of BankAtlantic Bancorp’s Class B common stock, which in the aggregate represent approximately 37% of BankAtlantic Bancorp’s common stock and 66% of the total voting power of BankAtlantic Bancorp’s common stock. BankAtlantic Bancorp is the holding company for BankAtlantic by virtue of its ownership of 100% of the outstanding BankAtlantic common stock. BFC is subject to regulatory oversight and examination by the OTS as discussed herein with respect to BankAtlantic Bancorp. BankAtlantic Bancorp is a unitary savings bank holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. The Company, BankAtlantic Bancorp and Bluegreen are each subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).
     BankAtlantic’s deposits are insured by the FDIC for up to $250,000 for each insured account holder through December 31, 2013 and $100,000 thereafter, the maximum amount currently permitted by law. BankAtlantic has opted to insure its non-interest bearing and interest bearing deposits up to 50 basis point in an unlimited amount pursuant to the FDIC transaction account guarantee program. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a material adverse effect on BFC’s, BankAtlantic Bancorp’s, and BankAtlantic’s financial condition and results of operations. At December 31, 2009, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a “well capitalized” institution.
     The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp in subsequent periods is subject to regulations and OTS approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to BankAtlantic Bancorp. The OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice. BankAtlantic Bancorp does not anticipate receiving dividends from BankAtlantic during the year ended December 31, 2010 or until economic conditions and the performance of BankAtlantic’s assets improve. During the years ended December 31, 2009, 2008 and 2007, BankAtlantic paid $0, $15 million and $20 million, respectively, of dividends to BankAtlantic Bancorp. During the years ended December 31, 2009, 2008 and 2007, BFC recognized approximately $84,000, $208,000 and $1.7 million, respectively, of dividends from BankAtlantic Bancorp. BFC does not anticipate receiving dividends from BankAtlantic Bancorp during the year ended December 31, 2010. There are no restrictions on the payment of cash dividends by BFC. However, the Company has never paid cash dividends.
     BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to the prompt corrective action (“PCA”) “well capitalized” and “adequately capitalized” ratios. The OTS at its discretion may require BankAtlantic to maintain ratios greater than the PCA standards (dollars in thousands):

			PCA Capital		PCA
	Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total risk-based capital	$422,724	12.56%	$269,173	8.00%	$336,466	10.00%
Tier I risk-based capital	$357,660	10.63%	$134,586	4.00%	$201,880	6.00%
Tangible capital	$357,660	7.58%	$70,814	1.50%	$70,814	1.50%
Core capital	$357,660	7.58%	$188,837	4.00%	$236,046	5.00%
As of December 31, 2008:
Total risk-based capital	$456,776	11.63%	$314,339	8.00%	$392,923	10.00%
Tier I risk-based capital	$385,006	9.80%	$157,169	4.00%	$235,754	6.00%
Tangible capital	$385,006	6.80%	$84,929	1.50%	$84,929	1.50%
Core capital	$385,006	6.80%	$226,478	4.00%	$283,098	5.00%

BFC Financial Corporation
Notes to Consolidated Financial Statements
36. Parent Company Financial Information
     The accounting policies of the parent company are generally the same as those described in the summary of significant accounting policies in Note 1. The Parent Company Condensed Statements of Financial Condition at December 31, 2009 and 2008 and Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2009 is shown below:
Parent Company Condensed Statements of Financial Condition
(In thousands)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$1,308	9,218
Securities available for sale	18,981	16,523
Investment in Woodbridge Holdings, LLC	197,264	35,575
Investment in BankAtlantic Bancorp, Inc.	47,555	66,326
Investment in and advances in other subsidiaries	2,218	2,684
Other assets	1,279	835

Total assets	$268,605	131,161

Liabilities and Shareholders’ Equity
Advances from and negative basis in wholly owned subsidiaries	$818	789
Other liabilities	11,699	6,476

Total liabilities	12,517	7,265

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	245,059	112,867

Total liabilities and shareholders’ equity	$268,605	131,161

Parent Company Condensed Statements of Operations
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
Revenues	$1,202	2,489	3,977
Expenses	8,567	11,405	9,565

(Loss) before earnings (loss) from subsidiaries	(7,365)	(8,916)	(5,588)
Equity in earnings (loss) in Woodbridge Holdings, LLC	106,327	(22,758)	(39,949)
Equity in loss in BankAtlantic Bancorp	(58,912)	(56,230)	(7,206)
Equity in (loss) earnings in other subsidiaries	(467)	15	(1,083)

Income (loss) before income taxes	39,583	(87,889)	(53,826)
Benefit for income taxes	—	(14,887)	(19,725)

Income (loss) from continuing operations	39,583	(73,002)	(34,101)
Equity in subsidiaries’ discontinued operations, net of tax	(13,862)	4,958	1,239
Extraordinary gain, net of tax	—	9,145	2,403

Net income (loss) attributable to BFC	25,721	(58,899)	(30,459)
5% Preferred Stock dividends	(750)	(750)	(750)

Net income (loss) allocable to common stock	$24,971	(59,649)	(31,209)

BFC Financial Corporation
Notes to Consolidated Financial Statements
Parent Company Statements of Cash Flow
(In thousands)

	For the Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net cash used in operating activities	$(6,245)	(5,508)	(4,505)

Investing Activities:
Proceeds from sale of investment in real estate limited partnership	—	—	1,000
Proceeds from the sale of securities	—	834	1,336
Dividends from Woodbridge	30,000	—	—
Distribution from partnership	84	633	—
Additions to property and equipment	—	(11)	—
Acquisition of Woodbridge Class A shares	—	—	(33,205)
Purchase of securities	(1,111)	—	—
Acquisition of BankAtlantic Bancorp Class A shares	(29,888)	(3,925)	—

Net cash used in investing activities	(915)	(2,469)	(30,869)

Financing Activities:
Proceeds from issuance of Class A Common Stock net of issuance costs	—	—	36,121
Proceeds from issuance of Common Stock upon exercise of stock option	—	—	187
Purchase and retirement of the Company’s Class A common stock	—	(54)	—
Preferred stock dividends paid	(750)	(750)	(750)

Net cash provided by (used in) financing activities	(750)	(804)	35,558

(Decrease) increase in cash and cash equivalents	(7,910)	(8,781)	184
Cash at beginning of period	9,218	17,999	17,815

Cash at end of period	$1,308	9,218	17,999

Supplementary disclosure of non-cash investing and financing activities
BFC and Woodbridge merger related transactions:
Increase in other liabilities	$4,604	—	—
Increase in BFC’s Class A Common Stock	303	—	—
Increase in additional paid-in capital	94,676	—	—
Decrease in BFC’s non-controlling interest in Woodbridge	(99,583)	—	—
Net increase (decrease) in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	8,333	2,398	(101)
Increase (decrease) in accumulated other comprehensive income, net of taxes	2,061	(3,894)	145
Decrease in additional paid in capital from the re-classification of the 5% Preferred Stock to Redeemable Preferred stock	—	11,029	—
BFC’s pro rata share of the cumulative effect of accounting changes recognized by Bluegreen	485	—	—
Cumulative effect adjustment change in accounting principle	—	—	121
     On September 21, 2009, we consummated our merger with Woodbridge, pursuant to which Woodbridge became a wholly-owned subsidiary of BFC. For additional information see Note 3.
     During the year ended December 31, 2009, 2008 and 2007, BFC received dividends from BankAtlantic Bancorp for approximately $84,000, $208,000 and $1.7 million, respectively. These dividends are included in operating activities in the Parent Company Condensed Statements of Cash Flow.
     In June 2008, BFC (the parent company) increased its investment in a wholly-owned subsidiary by converting a $3.7 million note receivable that was due from the subsidiary into equity in that subsidiary.
     In December 2008, BFC (the parent company) recorded an other-than-temporary impairment charge of $3.6 million on its investment in Benihana Convertible Preferred which is included in expenses in the Parent Company Condensed Statements of Operations. See Note 7 for further information.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     Approximately $4.7 million and $4.8 million is included in other liabilities at December 31, 2009 and 2008, respectively, representing amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC. During the years ended December 31, 2009, 2008 and 2007, the Company paid claims of approximately $59,000, $10,300 and $17,900, respectively, related to this obligation.
37. Litigation
BFC and its Wholly Owned Subsidiaries
Appraisal Rights
     Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the Woodbridge merger and who properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share or (ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. As of the date of this filing, one Dissenting Holder which held approximately 400,000 shares of Woodbridge’s Class A Common Stock had withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of cash that we will be required to pay to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
National Bank of South Carolina v. Core Communities of South Carolina, LLC, et al., South Carolina Court of Common Pleas, Fourteenth Judicial Circuit
     On January 13, 2010, National Bank of South Carolina filed a complaint with the South Carolina Court of Common Pleas, Fourteenth Judicial Circuit, to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral under a note and mortgage executed and delivered by Core Communities of South Carolina in favor of the lender. With Core’s concurrence, the property was subsequently placed under the control of a receiver appointed by the court. Core is secondarily liable to the lender as a guarantor but is not currently a party to the action.
Bankruptcy of Levitt and Sons
     On November 9, 2007, Levitt and Sons and substantially all of its subsidiaries collectively, (“the Debtors”) filed voluntary petitions for relief under the Chapter 11 Cases in the Bankruptcy Court. The Debtors commenced the Chapter 11 Cases in order to preserve the value of their assets and to facilitate an orderly wind-down of their businesses and disposition of their assets in a manner intended to maximize the recoveries of all constituents. On November 27, 2007, the Office of the United States Trustee (the “U.S. Trustee), appointed an official committee of unsecured creditors in the Chapter 11 Cases (the “Creditors’ Committee”). On January 22, 2008, the U.S. Trustee appointed a Joint Home Purchase Deposit Creditors Committee of Creditors Holding Unsecured Claims (the “Deposit Holders Committee”, and together with the Creditors Committee, the “Committees”) The Committees have a right to appear and be heard in the Chapter 11 Cases.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     In 2008, the Debtors asserted certain claims against Woodbridge, including an entitlement to a portion of the $29.7 million federal tax refund which Woodbridge received as a consequence of losses incurred at Levitt and Sons in prior periods. However, on June 27, 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 Cases. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay to the Debtors’ bankruptcy estates the sum of $12.5 million plus accrued interest from May 22, 2008 through the date of payment, (ii) Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (iii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. After certain of Levitt and Sons’ creditors indicated that they objected to the terms of the Settlement Agreement and stated a desire to pursue claims against Woodbridge, Woodbridge, the Debtors and the Joint Committee entered into an amendment to the Settlement Agreement, pursuant to which Woodbridge would, in lieu of the $12.5 million payment previously agreed to, pay $8 million to the Debtors’ bankruptcy estates and place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction. The amendment also provided for an additional $300,000 payment by Woodbridge to a deposit holders fund. The Settlement Agreement, as amended, was subject to a number of conditions, including the approval of the Bankruptcy Court.
     As previously reported, on February 20, 2009, the Bankruptcy Court presiding over Levitt and Sons’ Chapter 11 bankruptcy case entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement.
Class Action Litigation
     On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of our securities against us and certain of our officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of our securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements concerning our financial results, prospects and condition.
Surety Bond Claim
     This litigation arises from a dispute regarding liability under two performance bonds issued in connections with a plat issued by the City of Brooksville for a single family housing project that was not commenced and was abandoned prior to the bankruptcy of Levitt and Sons. Although the property was deeded over to the lender as part of the bankruptcy, Woodbridge was a guarantor on the bonds. The City of Brooksville contends that, notwithstanding that the single family project was never commenced for which utilities were to be provided, it has a right to collect the cash sum of the bonds in the amount of approximately $5.4 million. Following Levitt and Sons’ failure, Key Bank acquired the property and conveyed it to a buyer who negotiated a new agreement eliminating any requirement for completing the planned utilities. Nonetheless, the City continued to assert rights against the bonds. Woodbridge has fully secured the obligations of the surety under the bonds and will be liable if the City’s position is found to be correct.
Bluegreen Corporation
Tennessee Tax Audit
     In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the

BFC Financial Corporation
Notes to Consolidated Financial Statements
purchase of non-Tennessee property. We believe the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed, and intend to continue to vigorously oppose, such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has to date been initiated by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that we will be successful in contesting the current assessment.
Kelly Fair Labor Standards Act Lawsuit
     In Cause No. 08-cv-401-bbc, styled Steven Craig Kelly and Jack Clark, individually and on behalf of others similarly situated v. Bluegreen Corporation, in the United States District Court for the Western District of Wisconsin, two former sales representatives brought a lawsuit on July 28, 2008 in the Western District of Wisconsin on behalf of themselves and putative class members who are or were employed by Bluegreen as sales associates and compensated on a commission-only basis. Plaintiffs alleged that Bluegreen violated the Fair Labor Standards Act (“FLSA”) and that they and the collective class are or were covered, non-exempt employees under federal wage and hour laws, and were entitled to minimum wage and overtime pay consistent with the FLSA. On July 10, 2009, the parties settled the case and Bluegreen agreed to pay approximately $1.5 million (including attorney’s fees and costs) without admitting any wrongdoing. As of December 31, 2009, the settlement was paid and the case dismissed.
Pennsylvania Attorney General Lawsuit
     On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit seeks civil penalties against Bluegreen and restitution on behalf of Pennsylvania consumers who may have suffered losses as a result of the alleged unlawful sales and marketing methods and practices. The lawsuit does not seek to permanently restrain Bluegreen or any of its affiliates from doing business in the Commonwealth of Pennsylvania. The parties have reached settlement on this matter and on March 15, 2010 Bluegreen signed a consent petition and forwarded it to the Attorney General’s office for counter-signature and filing with the appropriate court offices. As of December 31, 2009, Bluegreen had accrued $225,000 in connection with anticipated payments to resolve this matter.
Destin, Florida Deposit Dispute Lawsuit
     In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.,; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both Bluegreen and the seller have brought cross-claims for breach of the underlying purchase and sale contract. The seller alleges Bluegreen failed to perform under the terms of the purchase and sale contract and alleges fraud. Bluegreen maintains that its decision not to close on the purchase of the subject real property was proper under the purchase and sale contract and therefore Bluegreen is entitled to a return of the full escrow deposit. The seller has amended its complaint to include a fraud count.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Mountain Lakes Mineral Rights
     Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. As a result of this decision, no damages or attorneys’ fees are owed to the plaintiffs. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. No information is available as to when the Texas Supreme Court will render a decision as to whether or not it will take the appeal.
     Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of home sites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation described above as well as in Cause No. 067-223662-07, Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al., in the 67th Judicial District Court of Tarrant County, Texas. This case has been settled and the $3.4 million that was accrued related to this matter as of December 31, 2009 was paid in March of 2010. Additional claims may be pursued in the future in connection with these matters, but it is not possible at this time to estimate the likelihood of loss.
Catawba Falls Preserve Homeowner’s Association Demand Letter
     By letter dated October 2, 2008, the Catawba Falls Preserve Homeowners Association demanded payment for (i) construction of pedestrian pathways and certain equestrian stables allegedly promised by Bluegreen but never constructed, (ii) repairs to roads and culverts within the community, and (iii) landscaping improvements to the community’s gated entrance. The parties have reached tentative settlement of the matter but several details remain to be resolved before the matter will be concluded. As such, the parties have executed a tolling agreement which is effective until June 30, 2010. As of December 31, 2009, Bluegreen has accrued approximately $340,000 covering cash payments and conveyance of two (2) vacant parcels within the community to the homeowners association. There is no assurance that this matter will be settled on the contemplated terms, or at all, or that the amounts which Bluegreen may ultimately owe with respect to this matter will not be in excess of the amounts which Bluegreen has accrued.
Marshall, et al. Lawsuit regarding Community Amenities
     On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v. Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs brought suit against Bluegreen alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision Bluegreen developed in Montgomery County, Texas. More specifically, the Plaintiffs allege misrepresentation concerning the usability of the lakes within the community for fishing and sporting and the general level of quality at which the community would be developed and thereafter maintained. The lawsuit seeks material damages and the estimated cost to remediate the lake is $500,000. Bluegreen intends to vigorously defend the lawsuit.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Schwarz, et al. Lawsuit regarding Community Amenities
     On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, Plaintiffs brought suit against Bluegreen alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. Plaintiff subsequently withdrew the fraud and misrepresentation counts and replaced them with a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, Plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action representing more than 100 persons who were harmed by the alleged racketeering activities in a similar manner as Plaintiffs. No decision has yet been made by the Court as to whether a class will be certified. Bluegreen denies the allegations and intends to vigorously defend the lawsuit.
     In the ordinary course of Bluegreen’s business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, sale or financing of VOIs and real estate. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.
38. Certain Relationships and Related Party Transactions
     BFC is the controlling shareholder of BankAtlantic Bancorp and Bluegreen. Woodbridge Holdings Corporation (formerly Levitt Corporation) became a wholly-owned subsidiary of BFC upon consummation of the merger described throughout this report on September 21, 2009. Prior to the merger, BFC held an approximately 59% voting interest in Woodbridge. BFC also has a direct non-controlling interest in Benihana. Shares of BFC’s Class A and Class B common stock representing a majority of BFC’s total voting power are owned or controlled by the Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of Bluegreen and Benihana, and executive officers and directors of BankAtlantic Bancorp and BankAtlantic.
     Pursuant to the terms of shared service agreements between BFC, BankAtlantic Bancorp, and Woodbridge, subsidiaries of BFC provide shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp, Woodbridge and Bluegreen. During the years ended December 31, 2009, 2008 and 2007, the aggregate costs of the shared service operations allocated to BankAtlantic Bancorp and Woodbridge were approximately $2.9 million, $2.7 million and $2.4 million, respectively. Amounts related to BankAtlantic Bancorp and Woodbridge were eliminated in the Company’s consolidated financial statements. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service arrangement, BFC pays Bluegreen for certain office facilities costs. During the years ended December 31, 2009, 2008 and 2007, BFC allocated to Bluegreen approximately $483,000, $354,000 and $391,000, respectively, of shared service operations, net of the office facilities costs. Amounts related to services provided to Bluegreen during the Bluegreen Interim Period were eliminated in consolidation.
     During 2009, BFC and BFC Shared Service Corporation (“BFC Shared Service”), a wholly-owned subsidiary of BFC, amended the terms of the office lease agreements with BankAtlantic under which BFC and BFC Shared Service rent office space in BankAtlantic’s corporate headquarters. The amendment increased the aggregate monthly rent that BFC and BFC Shared Service pay BankAtlantic under these leases to $25,357, effective April 1, 2009. Prior to April 1, 2009, the aggregate monthly rent was $24,490. BFC and BFC Shared Service total rent expense under these lease agreements was approximately $319,000, $271,000 and $220,000 for the years ended December 31, 2009, 2008 and 2007, respectively. In May 2009, BFC also amended the terms of the office sub-lease agreement with Woodbridge (which was initially entered into in May 2008) pursuant to which Woodbridge subleases from BFC office space in BankAtlantic’s corporate headquarters. For the years ended December 31, 2009 and 2008, Woodbridge paid rent expense to BFC of approximately $150,000 and $101,000, respectively. The above inter-company transactions were eliminated in the Company’s consolidated financial statements.
     In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support in exchange for monthly payments by Woodbridge to BankAtlantic of $10,000 and a one-time set-up charge of approximately $20,000. Monthly payments were increased to $15,000 effective July 1, 2009.

BFC Financial Corporation
Notes to Consolidated Financial Statements
During the years ended December 31, 2009 and 2008, Woodbridge paid BankAtlantic approximately $160,000 and $90,000, respectively, under this agreement.
     Woodbridge leases office space to Pizza Fusion for approximately $68,000 annually pursuant to a month-to-month lease which commenced in September 2008. During the years ended December 31, 2009 and 2008, Pizza Fusion paid Woodbridge approximately $68,000 and $20,000, respectively, under the lease agreement.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Woodbridge and BFC in the aggregate of $4.7 million as of December 31, 2008. These transactions had the same general terms as BankAtlantic repurchase agreements with unaffiliated third parties. BankAtlantic did not have any securities sold under agreements to repurchase with Woodbridge or BFC at December 31, 2009. Additionally, Woodbridge and BFC had deposits at BankAtlantic totaling $20.9 million as of December 31, 2009. These deposits were on the same general terms as offered to unaffiliated third parties. Neither Woodbridge nor BFC had any deposits at BankAtlantic as of December 31, 2008. The aggregate interest income recognized by the Company in connection with these funds held at BankAtlantic was approximately $39,000, $80,000 and $185,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These inter-company transactions were eliminated in the Company’s consolidated financial statements.
     During 2009, Woodbridge had invested funds through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. At December 31, 2009, Woodbridge had $7.7 million invested through the CDARS program at BankAtlantic. BankAtlantic received $28.4 million of deposits from other participating CDARS financial institutions’ customers in connection with this program, and these amounts are included in deposits in the Company’s statement of financial condition.
     We were reimbursed approximately $3.1 million from Bluegreen for our efforts with respect to this endeavor, which we and Bluegreen subsequently mutually agreed to cease. At December 31, 2009, we had additionally recorded a receivable of approximately $663,000.
     In prior periods, BankAtlantic Bancorp issued options to purchase shares of BankAtlantic Bancorp’s Class A common stock to employees of Woodbridge prior to the spin-off of Woodbridge to BankAtlantic Bancorp’s shareholders on December 31, 2003. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. During the year ended December 31, 2007, former employees exercised 2,613 options to acquire BankAtlantic Bancorp’s Class A common stock at a weighted average exercise price of $42.80. There were no options exercised by former employees during the years ended December 31, 2009 or 2008.
     Outstanding options held by former employees consisted of the following as of December 31, 2009:

	BankAtlantic Bancorp
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	45,476	$53.57
Options non-vested	6,181	$95.10
     In 2007, BankAtlantic Bancorp issued to BFC employees that perform services for BankAtlantic Bancorp options to acquire 9,800 of BankAtlantic Bancorp’s Class A common stock at an exercise price of $46.90. These options vest in five years and expire ten years from the grant date. BankAtlantic Bancorp recorded $50,000, $26,000 and $13,000 of service provider expense relating to these options for the years ended December 31, 2009, 2008 and 2007, respectively.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”). Bruno Di Giulian, a director of BankAtlantic Bancorp, was of counsel at Ruden McClosky prior to his retirement in 2006. Fees aggregating $55,000, $75,000 and $274,000 were paid by

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp to Ruden, McClosky during the years ended December 31, 2009, 2008 and 2007, respectively.
     In prior years, up to and including 2007, Levitt and Sons utilized the services of Conrad & Scherer, P.A. William R. Scherer, a former member of Woodbridge’s Board of Directors and current member of BFC’s Board of Directors, is a partner at Conrad & Scherer, and Bruno Di Giulian joined Conrad & Scherer as an attorney during 2009. Levitt and Sons related party information for the year ended December 31, 2008 was not included in Woodbridge’s consolidated statements of operations due to the deconsolidation of Levitt and Sons as of November 9, 2007. Levitt and Sons paid fees aggregating $22,000 to this firm during the year ended December 31, 2007.
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
     On November 19, 2007, BFC’s shareholders approved the merger of I.R.E Realty Advisory Group, Inc. (“I.R.E. RAG”), a 45.5% owned subsidiary of BFC, with and into BFC. The sole assets of I.R.E. RAG were 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock. In connection with the merger, the shareholders of I.R.E. RAG, other than BFC, received an aggregate of approximately 2,601,300 shares of BFC Class A Common Stock and 273,000 shares of BFC Class B Common Stock, representing their respective pro rata beneficial ownership interests in the BFC shares owned by I.R.E. RAG. The 4,764,285 shares of BFC Class A Common Stock and 500,000 shares of BFC Class B Common Stock that were held by I.R.E. RAG were canceled in the merger. The shareholders of I.R.E. RAG, other than BFC, were Levan Enterprises, Ltd. and I.R.E. Properties, Inc., each of which is an affiliate of Alan B. Levan, Chief Executive Officer, President and Chairman of the Board of Directors of BFC. The transaction was consummated on November 30, 2007.
39. Earnings (Loss) per Share
     The Company has two classes of common stock outstanding. The two-class method is not presented in the table below because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes. The number of options considered outstanding shares for diluted earnings per share is based upon application of the treasury stock method to the options outstanding as of the end of the period.
     As discussed above, during November 2007, I.R.E. RAG, an approximately 45.5% owned subsidiary of the Company, was merged with and into the Company. Prior to the merger, I.R.E. RAG owned 4,764,285 shares of our Class A Common Stock and 500,000 shares of our Class B Common Stock, all of which were considered outstanding. However, because the Company owned 45.5% of the outstanding common stock of I.R.E. RAG, 2,165,367 shares of our Class A Common Stock and 227,250 shares of our Class B Common Stock were eliminated from the number of shares outstanding for purposes of computing earnings per share. As a result, the merger with I.R.E. RAG neither increased the number of shares of BFC Class A Common Stock or Class B Common Stock outstanding nor changed the outstanding shares for calculating earnings (loss) per share.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31,
(In thousands, except per share data)	2009	2008	2007
Basic (loss) earnings per common share
Numerator:
Income (loss) from continuing operations	$(84,762)	(347,999)	(253,704)
Less: Noncontrolling interests (loss) income from continuing operations	(124,345)	(274,997)	(219,603)

Income (loss) attributable to BFC	39,583	(73,002)	(34,101)
Preferred stock dividends	(750)	(750)	(750)

Income (loss) allocable to common stock	38,833	(73,752)	(34,851)

Discontinued operations, net of taxes	(11,931)	19,388	8,799
Less: Noncontrolling interests (loss) income — discontinued operations	1,931	14,430	7,560

Discontinued operations, net of taxes attributable to BFC	(13,862)	4,958	1,239

Extraordinary gain, net of taxes	—	9,145	2,403

Noncontrolling interests — extraordinary gain	—	—	—

Extraordinary gain, net of taxes attributable to BFC	—	9,145	2,403

Net income (loss) allocable to common shareholders	$24,971	(59,649)	(31,209)

Denominator:

Basic weighted average number of common shares outstanding	57,235	45,097	38,778

Basic (loss) earnings per common share:
Earnings (loss) per share from continuing operations	$0.68	(1.63)	(0.90)
Earnings (loss) per share from discontinued operations	(0.24)	0.11	0.03
Earnings per share from extraordinary gain	—	0.20	0.06

Basic earnings (loss) per share	$0.44	(1.32)	(0.81)

Diluted earnings (loss) per common share:
Numerator:
Income (loss) allocable to common stock	$38,833	(73,752)	(34,851)
Effect of securities issuable by subsidiaries	—	—	—

Income (loss) allocable to common stock after assumed dilution	38,833	(73,752)	(34,851)

Discontinued operations allocable to common stock after assumed dilution	(13,862)	4,958	1,239

Extraordinary gain allocable to common stock after assumed dilution	—	9,145	2,403

Net income (loss) allocable to common stock after assumed dilution	$24,971	(59,649)	(31,209)

Denominator
Basic weighted average number of common shares outstanding	57,235	45,097	38,778
Effect of dilutive stock options and unvested restricted stock	—	—	—

Diluted weighted average number of common shares outstanding	57,235	45,097	38,778

Diluted (loss) earnings per share
Earnings (loss) per share from continuing operations	$0.68	(1.63)	(0.90)
Earnings (loss) per share from discontinued operations	(0.24)	0.11	0.03
Earnings per share from extraordinary gain	—	0.20	0.06

Diluted earnings (loss) per share	$0.44	(1.32)	(0.81)

     Options to acquire 2,530,983, 1,797,960 and 1,286,499 shares of common stock were anti-dilutive for the years ended December 31, 2009, 2008 and 2007, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
40.	Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands except for per share data):

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$97,135	90,623	89,745	116,310	393,813
Costs and expenses	155,504	142,706	189,128	293,021	780,359

	(58,369)	(52,083)	(99,383)	(176,711)	(386,546)
Gain on bargain purchase of Bluegreen	—	—	—	183,138	183,138
Gain on settlement of investment in Woodbridge’s subsidiary	40,369	—	—	(10,690)	29,679
Equity in earnings from unconsolidated affiliates	6,495	10,755	12,213	3,918	33,381
Impairment of unconsolidated affiliates	(20,401)	—	(10,780)	—	(31,181)
Impairment of investment	(2,396)	—	—	—	(2,396)
Investment gains	—	—	—	6,654	6,654
Interest, dividend and other income	1,873	1,663	1,611	10,144	15,291

(Loss) income from continuing operations before income taxes	(32,429)	(39,665)	(96,339)	16,453	(151,980)
Less: Provision (benefit) for income taxes	—	—	3	(67,221)	(67,218)

(Loss) income from continuing operations	(32,429)	(39,665)	(96,342)	83,674	(84,762)
Discontinued operations, net of income taxes	3,397	139	(1,367)	(14,100)	(11,931)

Net (loss) income	(29,032)	(39,526)	(97,709)	69,574	(96,693)
Less: Net loss attributable to noncontrolling interests	(18,629)	(26,617)	(43,697)	(33,471)	(122,414)

Net (loss) income attributable to BFC	(10,403)	(12,909)	(54,012)	103,045	25,721
Preferred stock dividends	(188)	(187)	(188)	(187)	(750)

Net (loss) income allocable to common stock	$(10,591)	(13,096)	(54,200)	102,858	24,971

Basic Earnings (Loss) per Common Share
(Loss) earnings per share from continuing operations	$(0.26)	(0.29)	(1.08)	1.32	0.68
Earnings (loss) per share from discontinued operations	0.03	0.00	(0.01)	(0.16)	(0.24)

Net (loss) income per common share	$(0.23)	(0.29)	(1.09)	1.16	0.44

Diluted Earnings (Loss) per Common Share
(Loss) earnings per share from continuing operations	$(0.26)	(0.29)	(1.08)	1.30	0.68
Earnings (loss) per share from discontinued operations	0.03	0.00	(0.01)	(0.16)	(0.24)

Net (loss) income per common share	$(0.23)	(0.29)	(1.09)	1.14	0.44

Basic weighted average number of common shares outstanding	45,114	45,126	49,509	88,795	57,235

Diluted weighted average number of common and common equivalent shares outstanding	45,119	45,126	49,509	89,929	57,235

     On November 16, 2009, BFC purchased approximately 7.4 million additional shares of Bluegreen’s common stock for an aggregate purchase price of approximately $23 million. As a result of the share purchase, BFC currently owns 52% of Bluegreen’s common stock and accordingly has a controlling interest in Bluegreen. As such, the Bluegreen acquisition has been accounted for as a business combination using the acquisition method of accounting in accordance with the guidance issued by FASB which became effective on January 1, 2009. See Note 4 for additional information about the methods used in valuing the net assets of Bluegreen and the approximately $183.1 million gain from the purchase.
     During the fourth quarter of 2009 BankAtlantic Bancorp’s provision for loan losses increased to $81.3 million primarily due to commercial real estate charge-offs and increased allowance for commercial real estate loan losses. During the fourth quarter of 2009, we also recorded additional impairment charges of approximately $67.7 million and $6.5 million associated with Core and Carolina Oak’s real estate inventory, and property and equipment, respectively. The Company also recorded approximately $13.6 million of impairment charges related to Core’s commercial leasing projects for sale in the fourth quarter of 2009. Fourth quarter results were also impacted by $7.7 million of impairments charges associated with real estate owned and unfavorable lease contracts.

BFC Financial Corporation
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$113,197	124,365	126,507	102,372	466,441
Costs and expenses	172,412	172,493	156,643	209,892	711,440

	(59,215)	(48,128)	(30,136)	(107,520)	(244,999)
Equity in earnings from unconsolidated affiliates	1,803	1,443	7,178	4,640	15,064
Impairment of unconsolidated affiliates	—	—	(53,583)	(42,996)	(96,579)
Impairment of investments	—	—	—	(15,548)	(15,548)
Investment gains	—	1,281	795	—	2,076
Interest, dividend and other income	3,995	2,297	2,494	(1,036)	7,750

Loss from continuing operations before income taxes	(53,417)	(43,107)	(73,252)	(162,460)	(332,236)
Provision (benefit) for income taxes	(19,062)	(15,409)	(12,641)	62,875	15,763

Loss from continuing operations	(34,355)	(27,698)	(60,611)	(225,335)	(347,999)
Discontinued operations, less income tax provision	2,276	955	7,805	8,352	19,388
Extraordinary gain, less income tax	—	—	9,145	—	9,145

Net loss	(32,079)	(26,743)	(43,661)	(216,983)	(319,466)
Net loss attributable to noncontrolling interests	(26,208)	(21,826)	(48,870)	(163,663)	(260,567)

Net (loss) income attributable to BFC	(5,871)	(4,917)	5,209	(53,320)	(58,899)
Preferred Stock dividends	(188)	(187)	(187)	(188)	(750)

Net (loss) income allocable to common stock	$(6,059)	(5,104)	5,022	(53,508)	(59,649)

Basic Earnings (Loss) per Common Share
Loss per share from continuing operations	$(0.14)	(0.11)	(0.13)	(1.25)	(1.63)
Earnings per share from discontinued operations	0.01	0.00	0.04	0.06	0.11
Earnings per share from extraordinary gain	—	—	0.20	—	0.20

Net (loss) income per common share	$(0.13)	(0.11)	0.11	(1.19)	(1.32)

Diluted Earnings (Loss) per Common Share
Loss per share from continuing operations	$(0.14)	(0.11)	(0.13)	(1.25)	(1.63)
Earnings per share from discontinued operations	0.01	0.00	0.04	0.06	0.11
Earnings per share from extraordinary gain	—	—	0.20	—	0.20

Net (loss) income per common share	$(0.13)	(0.11)	0.11	(1.19)	(1.32)

Basic weighted average number of common shares outstanding	45,103	45,112	45,102	45,069	45,097

Diluted weighted average number of common and common equivalent shares outstanding	45,103	45,112	45,102	45,069	45,097

     During the fourth quarter of 2008, a goodwill impairment charge of approximately $46.6 million (net of purchase accounting) was recognized and an $81.3 million deferred tax valuation allowance was established. The deterioration in real estate values and the general economy resulted in a $38.5 million provision for loan losses. Additionally, during the fourth quarter of 2008, Woodbridge established an additional impairment on its investment in Bluegreen and its investment in unconsolidated trusts of approximately $40.8 million and $2.1 million, respectively, as well as an impairment charge on its investment in Office Depot of approximately $12.0 million. Also, in December 2008, BFC recorded an other-than-temporary impairment charge of $3.6 million on its investment in Benihana Convertible Preferred Stock (see Note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
     None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2009, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting includes controls over the preparation of financial statements in accordance with the instruction to the consolidated financial statements for savings and loan holding companies (OTS Form H-(b) 11) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2009, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In addition, see “Scope of Management’s Report on Internal Control over Financial Reporting” below.
     PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009 as stated in its report which appears in this Annual Report on Form 10-K. See Item 8 “Financial Statements and Supplementary Data.”

Scope of Management’s Report on Internal Control over Financial Reporting
     As described throughout this Annual Report on Form 10-K, on November 16, 2009, we acquired additional shares of Bluegreen’s common stock. As a result of such share acquisition, we currently have a controlling interest in Bluegreen after previously holding approximately 29% of Bluegreen’s common stock. While our financial statements for the year ended December 31, 2009 include the results of Bluegreen from the November 16, 2009 acquisition date through December 31, 2009, as permitted by the rules and regulations of the Securities and Exchange Commission, our management’s assessment of our internal control over financial reporting did not include an evaluation of Bluegreen’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2009 does not extend to Bluegreen’s internal control over financial reporting.
     Our $6.0 billion of consolidated assets at December 31, 2009 included Bluegreen’s total assets of approximately $894.2 million as of that date. In addition, our $393.8 million of consolidated revenues for the year ended December 31, 2009 included revenues of approximately $29.6 million generated by Bluegreen during the period from the November 16, 2009 acquisition date through December 31, 2009, and our net loss of $96.7 million for the year ended December 31, 2009 included net income of $1.0 million recognized by Bluegreen from November 16, 2009 through December 31, 2009.
Changes in Internal Control over Financial Reporting
     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     None.
PART III
     Information required by Item 12 relating to our equity compensation plans is set forth below. The remaining information required by Items 10 through 14 will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, no later than 120 days after the end of the year covered by this Annual Report on Form 10-K or, alternatively, by amendment to this Annual Report on Form 10-K under cover of Form 10-K/A no later than the end of such 120 day period.
     The following table lists all securities authorized for issuance and outstanding under our equity compensation plans at December 31, 2009:

Number of securities
Remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options	of outstanding options	(excluding outstanding
Plan category	warrants or rights	warrants or rights	options)

Equity compensation plans approved by security holders	2,530,983	$0.41	4,104,996

Equity compensation plans not approved by security holders	—	—	—

Total	2,530,983	$0.41	4,104,996

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.
Report of Independent Registered Certified Public Accounting Firm.
Consolidated Statements of Financial Condition as of December 31, 2009 and 2008.
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2009.
Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2009.
Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2009.
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2009.
Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules

Audited Financial Statements of Bluegreen Corporation for the three years ended December 31, 2009 (See Exhibit 99.1)

Schedules not listed above are omitted as the required information is either not applicable or is presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K, filed June 27, 2002

3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003

3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005

3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008

3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009

3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of Registrant’s Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registration Statement on Form S-4 filed August 14, 2009

3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009

3.9	By-laws, as amended, effective September 21, 2009	Annex E of Registrant’s Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registration Statement on Form S-4 filed August 14, 2009

10.1	BFC Financial Corporation 2005 Stock Incentive Plan, as amended on May 19, 2009	Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2009

10.2	BFC Financial Corporation Stock Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 31, 1996.

21.1	Subsidiaries of the Registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

99.1	Audited financial statements of Bluegreen Corporation for the three years ended December 31, 2009	Filed with this Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
April 12, 2010	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		April 12, 2010

Alan B. Levan	Chairman of the Board, President and Chief Executive Officer

/s/ John E. Abdo		April 12, 2010

John E. Abdo	Vice Chairman of the Board

/s/ Seth M. Wise		April 12, 2010

Seth M. Wise	Executive Vice President and Director

/s/ John K. Grelle		April 12, 2010

John K. Grelle	Chief Financial Officer

/s/ Maria R. Scheker		April 12, 2010

Maria R. Scheker	Chief Accounting Officer

/s/ James Blosser		April 12, 2010

James Blosser	Director

/s/ D. Keith Cobb		April 12, 2010

D. Keith Cobb	Director

/s/ Darwin Dornbush		April 12, 2010

Darwin Dornbush	Director

/s/ Oscar J. Holzmann		April 12, 2010

Oscar J. Holzmann	Director

/s/ Jarett Levan		April 12, 2010

Jarett Levan	Director

/s/ Alan Levy		April 12, 2010

Alan Levy	Director

/s/ Joel Levy		April 12, 2010

Joel Levy	Director

/s/ William Nicholson		April 12, 2010

William Nicholson	Director

/s/ William Scherer		April 12, 2010

William Scherer	Director

/s/ Neil A. Sterling		April 12, 2010

Neil A. Sterling	Director