Form 10-K/A
period 2009-12-31
BFC FINANCIAL CORP
filed 2010-04-30
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2009

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
Class A Common Stock, $0.01 par value
Class B Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
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
The number of outstanding shares of each of the registrant’s classes of common stock, as of April 20, 2010 was as follows:
Class A Common Stock, $.01 par value: 68,521,497 shares outstanding
Class B Common Stock, $.01 par value: 6,854,251 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
BFC Financial Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 to include the remaining information required by Items 10-14 of Part III of Form 10-K.

BFC FINANCIAL CORPORATION
Amendment No. 1 to
Annual Report on Form 10-K
for the year ended December 31, 2009

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table sets forth information with respect to the Company’s executive officers and directors as of April 20, 2010.

Name	Age	Position
Alan B. Levan	65	Chairman, Chief Executive Officer and President
John E. Abdo	66	Vice Chairman
Seth M. Wise	40	Executive Vice President and Director
John K. Grelle	66	Executive Vice President and Chief Financial Officer
Maria R. Scheker	52	Chief Accounting Officer
James Blosser	72	Director
D. Keith Cobb	69	Director
Darwin Dornbush	80	Director
Oscar Holzmann	67	Director
Jarett S. Levan	36	Director
Alan J. Levy	70	Director
Joel Levy	70	Director
William Nicholson	64	Director
William Scherer	62	Director
Neil Sterling	58	Director
The following additional information is provided for each of the above-named individuals, including, with respect to each director, the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of the Company’s Board of Directors, qualifies him to serve as a director and are likely to enhance the Board of Directors’ ability to manage and direct the Company’s business and affairs. Officers serve at the discretion of the Board of Directors. Except as set forth below, there is no family relationship between any of the directors or executive officers, and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.
Alan B. Levan formed the I.R.E. Group (predecessor to the Company) in 1972. Since 1978, he has been Chairman of the Board, President and Chief Executive Officer of the Company or its predecessors. Since 1994, he has been Chairman of the Board and Chief Executive Officer of BankAtlantic Bancorp, Inc. (“BankAtlantic Bancorp”) and, since 1987, he has served as Chairman of the Board of BankAtlantic, BankAtlantic Bancorp’s bank subsidiary. The Company owns shares of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock representing approximately 65% of the total voting power of BankAtlantic Bancorp. Since 2002, Mr. Levan has also served as Chairman of the Board of Bluegreen Corporation, a New York Stock Exchange listed company in which the Company currently owns an approximately 52% voting interest (“Bluegreen”), and since June 2009, he has served as a director of Benihana, Inc., a NASDAQ listed company in which the Company holds a significant investment (“Benihana”). He was Chairman of the Board and Chief Executive Officer of Woodbridge Holdings Corporation (currently, Woodbridge Holdings, LLC) (“Woodbridge”) from 1985 until September 2009 when Woodbridge merged with a wholly owned subsidiary of the Company (the “Woodbridge Merger”). The Board believes that Mr. Levan is a strong operating executive and that his proven leadership skills enhance the Board and the Company. The Board also believes that Mr. Levan’s management positions and directorship positions at the Company, BankAtlantic Bancorp and BankAtlantic and his directorship positions at Bluegreen and Benihana provides the Board with critical insight regarding the business and prospects of each company. Alan B. Levan is the father of Jarett S. Levan.

John E. Abdo has been a director of the Company since 1988 and Vice Chairman of the Board of the Company since 1993. He has been Vice Chairman of the Board of BankAtlantic since April 1987, Chairman of the Executive Committee of BankAtlantic since October 1985 and a director and Vice Chairman of the Board of BankAtlantic Bancorp since 1994. Mr. Abdo has served on the Board of Directors of Benihana since 1990 and currently serves as its Vice Chairman. He has also served as Vice Chairman of the Board of Bluegreen since 2002. Mr. Abdo is also President of Abdo Companies, Inc., a member of the Board of Directors and Finance Committee of the Performing Arts Center Authority (PACA) and former President and current director and Chairman of the Investment Committee of the Broward Performing Arts Foundation. Mr. Abdo served as Vice Chairman of Woodbridge from 2001 until the consummation of the Woodbridge Merger during September 2009. The Board believes that it benefits greatly from Mr. Abdo’s contributions to the Board, many of which are the result of his extensive knowledge of the Florida business community and the business and affairs of the Company, BankAtlantic Bancorp, BankAtlantic, Bluegreen and Benihana, based on his long history of service on behalf of those entities. The Board also believes Mr. Abdo’s real estate background provides additional perspective to the Board.
Seth M. Wise has served as a director and Executive Vice President of the Company since he was appointed to such positions in connection with the consummation of the Woodbridge Merger during September 2009. From July 2005 until September 2009, Mr. Wise served as President of Woodbridge after serving as its Executive Vice President since September 2003. At the request of Woodbridge, Mr. Wise served as President of Levitt and Sons, LLC, the former wholly owned homebuilding subsidiary of Woodbridge, prior to its filing for bankruptcy on November 9, 2007. He also previously was Vice President of Abdo Companies, Inc. The Board believes that Mr. Wise’s experience and background in the real estate industry gained from his executive positions at Woodbridge and Abdo Companies enhance the Board’s knowledge and insight relating to the Company’s operations and the real estate industry.
John K. Grelle joined the Company as acting Chief Financial Officer on January 11, 2008 and was appointed Executive Vice President and Chief Financial Officer of the Company on May 20, 2008. From May 2008 until the consummation of the Woodbridge Merger during September 2009, Mr. Grelle also served as Executive Vice President, Chief Financial Officer and principal accounting officer of Woodbridge. Prior to joining the Company, Mr. Grelle served as a Partner of Tatum, LLC, an executive services firm. From 2003 through October 2007, when Mr. Grelle joined Tatum, LLC, Mr. Grelle was the founder and principal of a business formation and strategic development consulting firm. From 1996 through 2003, Mr. Grelle served as Senior Vice President and Chief Financial Officer of ULLICO Inc. and, from 1993 through 1995, he served as Managing Director of DCG Consulting. Mr. Grelle has also been employed in various other executive and financial positions throughout his career, including Chairman and Chief Executive Officer of Old American Insurance Company; Controller of the financial services division of American Can Company (later known as Primerica); Chairman, President and Chief Executive Officer of National Benefit Life, a subsidiary of Primerica; President of Bell National Life; Senior Vice President and Chief Financial Officer of American Health and Life; Controller of Sun Life America; and Director of Strategic Planning and Budgeting for ITT Hamilton Life. Mr. Grelle is a former member of the Board of Directors of the N.Y. Council of Life Insurers.
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
James Blosser was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge since 2001. Mr. Blosser has been an attorney with the law firm of Blosser & Sayfie since 2002. Since 2009, Mr. Blosser has served as a director of the Broward Performing Arts Foundation. He also previously served as a member of the Board of Directors of Mellon United National Bank. The Board believes that Mr. Blosser provides meaningful insight to the Board as a result of his extensive legal and business experience gained during his career as a practicing attorney.
D. Keith Cobb has served as a director of the Company since 2004. Since 1996, he has served as business consultant and strategic advisor to a number of companies. In addition, Mr. Cobb completed a six-year term on the Board of the Federal Reserve Bank of Miami in 2002. Mr. Cobb spent thirty-two years as a practicing Certified Public Accountant at KPMG LLP, and was Vice Chairman and Chief Executive Officer of Alamo Rent A Car, Inc. from 1995 until its sale in 1996. Mr. Cobb also serves on the Boards of Directors of BankAtlantic Bancorp and Alliance Data Systems Corporation, in each case since 2003, and he served on the Board of Directors of RHR International, Inc. from 1998 through 2008. The Board believes that it benefits from Mr. Cobb’s extensive banking, financial and Board service background and that Mr. Cobb brings insight to the Board with respect to the Company’s business, financial condition and strategic development.

Darwin Dornbush was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge since 2003. Mr. Dornbush has been a partner in the law firm of Dornbush Schaeffer Strongin & Venaglia, LLP since 1964. He also serves as Secretary, and, until 2009, he served as a director, of Cantel Medical Corp., a healthcare company. In addition, during February 2009, Mr. Dornbush rejoined the Board of Directors of Benihana, as Non-Executive Chairman of the Board, after serving as a director of Benihana from 1995 through 2005. From 1983 until 2008, he also served as Secretary of Benihana and its predecessor. The Board believes that it benefits from Mr. Dornbush’s experience in legal and business matters gained from his career as a practicing attorney and his previous and current memberships on public company Boards.
Oscar Holzmann has served as a director of the Company since 2002. Since 1980, he has been an Associate Professor of Accounting at the University of Miami. He received his Ph.D. in Business Administration from Pennsylvania State University in 1974. The Board believes that Mr. Holzmann’s background gives him a unique perspective and position to contribute to the Board. His accounting and financial knowledge also make him a valuable member of the Audit Committee.
Jarett S. Levan is the President of BankAtlantic Bancorp and the Chief Executive Officer and President of BankAtlantic and has served in various capacities at BankAtlantic, including as Executive Vice President and Chief Marketing Officer; President, Alternative Delivery; President, BankAtlantic.com; and Manager of Investor Relations. He joined BankAtlantic as an attorney in the Legal Department in January 1998. Mr. Levan was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger. He has also served as a director of BankAtlantic Bancorp since 1999, the Broward Center for the Performing Arts since 2009, the Fort Lauderdale Museum of Art from 2003 through 2008 and again since 2009 and the Museum of Discovery and Science (Fort Lauderdale) since 2008. The Board believes that Mr. Levan’s management and directorship positions at BankAtlantic Bancorp and BankAtlantic allows him to provide insight to the Board with respect to the business and affairs of those entities. Jarett S. Levan is the son of Alan B. Levan.
Alan J. Levy was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge since 2005. Mr. Levy is the founder and, since 1980, has served as the President and Chief Executive Officer of Great American Farms, Inc., an agricultural company involved in the farming, marketing and distribution of a variety of fresh fruits and vegetables. The Board believes that Mr. Levy’s leadership skills and business experience gained from his service as the President and Chief Executive Officer of Great American Farms enhances the Board.
Joel Levy was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge since 2003. Mr. Levy is currently the Vice Chairman of Adler Group, Inc., a commercial real estate company, and he served as President and Chief Operating Officer of Adler Group from 1984 through 2007. Mr. Levy also serves as President and Chief Executive Officer of JLRE Consulting, Inc. Mr. Levy is a Certified Public Accountant with vast experience in public accounting. The Board believes that Mr. Levy’s experience relating to the real estate industry gained from his executive positions at Adler Group and JLRE Consulting and his previous directorship at Woodbridge provide meaningful insight to the Board and that, based on his finance and accounting background, Mr. Levy makes important contributions to the Audit Committee.
William Nicholson was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge since 2003. Mr. Nicholson has been a principal with Heritage Capital Group since 2003. Since 2004, Mr. Nicholson has also served as President of WRN Financial Corporation and, since 2008, he has been a principal with EXP Loan Services LLC. He is also the Managing Director of BSE Management, LLC. The Board believes that, because of Mr. Nicholson’s extensive knowledge of the capital and financial markets and broad experience working with the investment community, Mr. Nicholson can provide important insight to the Board on financial issues.

William Scherer was appointed to the Company’s Board of Directors during September 2009 in connection with the consummation of the Woodbridge Merger after previously serving as a director of Woodbridge since 2001. Mr. Scherer has been an attorney in the law firm of Conrad & Scherer, LLP or its predecessors since 1974. The Board believes that it benefits from Mr. Scherer’s extensive legal and business acumen.
Neil Sterling has served as a director of the Company since 2003. Since 1998, he has been the principal of The Sterling Resources Group, Inc., a business development consulting firm in Fort Lauderdale, Florida. As a successful business consultant, the Board believes that Mr. Sterling brings strategic insight to the Board, both with respect to the Company’s business and investments as well as emerging business models.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that, except as set forth below, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis during the year ended December 31, 2009. Alan B. Levan filed a Form 4 in December 2009 to report the sale of 351 shares of the Company’s Class A Common Stock (“Class A Stock”) during September 2009. The shares were held by Mr. Alan Levan through BankAtlantic’s 401(k) Plan and were sold by the Trustee for such plan in connection with Mr. Alan Levan’s participation in BankAtlantic Bancorp’s rights offering to its shareholders.
Code of Ethics
The Company has a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.bfcfinancial.com. The Company will post amendments to or waivers from the Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website.
Audit Committee Members and Financial Expert
The Company’s Board of Directors has established an Audit Committee. From January 1, 2009 through September 20, 2009, the Audit Committee consisted of Oscar Holzmann, Chairman, D. Keith Cobb and Neil Sterling. In addition, Earl Pertnoy, who served as a member of the Board of Directors of the Company or its predecessors since 1978, served on the Audit Committee until he passed away in January 2009. In connection with the consummation of the Woodbridge Merger during September 2009, eight new directors were appointed to the Board, and the composition of the Audit Committee was reconstituted to consist of, and the Audit Committee currently consists of, Joel Levy, Chairman, Oscar Holzmann and William Nicholson. The Board has determined that all of the members of the Audit Committee are “financially literate” and “independent” within the meaning of the listing standards of the NYSE Arca and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Mr. Joel Levy, the Chairman of the Audit Committee, and Mr. Holzmann are both qualified as “audit committee financial experts” within the meaning of SEC rules and regulations.

Item 11. Executive Compensation.
Summary Compensation Table
The following table sets forth certain summary information concerning compensation which, during the fiscal years ended December 31, 2009 and 2008, the Company (including compensation paid by Woodbridge prior to the Woodbridge Merger), BankAtlantic Bancorp (including BankAtlantic) and Bluegreen paid to or accrued on behalf of Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President, and John E. Abdo and Seth M. Wise, who, other than Mr. Alan Levan, were the Company’s two most highly compensated executive officers during the fiscal year ended December 31, 2009. Messrs. Alan Levan, Abdo and Wise are sometimes hereinafter collectively referred to as the “Named Executive Officers.”

										Change in
										Pension Value
										and
										Nonqualified
									Non-equity	Deferred
					Stock		Option		Incentive Plan	Compensation	All Other
Name and				Bonus	Awards		Awards		Compensation	Earnings	Compensation
Principal Position	Source (1)	Year	Salary($)	($)(2)	($)(3)		($)(3)		($)(6)	($)(7)	($)(8)	Total($)
Alan B. Levan,	BFC	2009	1,026,420	400,000	—		126,782	(4)	—	—	258,550	1,811,752
Chairman of the	BBX	2009	540,859	377,511	—		—		901,111	73,151	26,450	1,919,082
Board, President and	BXG	2009	—	—	—		—		—	—	—	—
Chief Executive Officer

			1,567,279	777,511	—		126,782		901,111	73,151	285,000	3,730,834

	BFC	2008	828,593	500,000	—		—		267,956	—	229,363	1,825,912
	BBX	2008	541,828	—	—		—		283,055	20,934	21,771	867,588
	BXG	2008	—	—	495,580	(5)	370,700	(5)	—	—	—	866,280

			1,370,421	500,000	495,580		370,700		551,011	20,934	251,134	3,559,780

John E. Abdo,	BFC	2009	1,026,420	400,000	—		134,427	(4)	—	—	307,740	1,868,587
Vice Chairman	BBX	2009	540,859	377,511	—		—		901,111	(8,274)	8,444	1,819,651
of the Board	BXG	2009	—	—	—		—		—	—	6,433	6,433

			1,567,279	777,511	—		134,427		901,111	(8,274)	322,617	3,694,670

	BFC	2008	811,957	500,000	—		—		223,219	—	307,740	1,842,916
	BBX	2008	509,274	—	—		—		281,785	12,147	9,240	812,446
	BXG	2008	—	—	495,580	(5)	370,700	(5)	—	—	5,634	871,914

			1,321,231	500,000	495,580		370,700		505,004	12,147	322,614	3,527,276

Seth M. Wise,	BFC	2009	350,007	175,000	—		17,585	(4)	—	—	17,000	559,592
Executive	BBX	2009	—	—	—		—		—	—	40	40
Vice President (9)	BXG	2009	—	—	—		—		—	—	—	—

			350,007	175,000	—		17,585		—	—	17,040	559,632

(1)	Amounts identified as BFC represent amounts paid or accrued by the Company and compensation paid or accrued by Woodbridge prior to the Woodbridge Merger. Amounts identified as BBX represent amounts paid or accrued by BankAtlantic Bancorp and BankAtlantic. Amounts identified as BXG represent amounts paid or accrued by Bluegreen.

(2)	Represent discretionary cash bonuses paid to each of the Named Executive Officers based on a subjective evaluation of their overall performance in areas outside those that are objectively measured from financial results.

(3)	In accordance with a recent SEC rule amendment, amounts for stock and options awards reflect the aggregate grant date fair value of the awards rather than the dollar amount recognized for financial statement purposes for the fiscal year, as previously required.

(4)	Represent option awards granted by the Company to the Named Executive Officers during 2009 and, with respect to Messrs. Alan Levan and Abdo, option awards previously granted by the Company which were re-priced during September 2009. Additional information regarding these option awards is set forth under “Option Grants and Re-Pricings — 2009” below. Assumptions used in the calculation of the grant date fair value of these option awards are included in footnote 28 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on April 13, 2010.

(5)	Messrs. Levan and Abdo are not officers of Bluegreen; however, they serve as Chairman and Vice Chairman, respectively, of Bluegreen’s Board of Directors and have in the past and may in the future receive compensation from Bluegreen in consideration for their service in such capacities. During 2008, each of Messrs. Alan Levan and Abdo received options to acquire 50,000 shares of Bluegreen’s common stock at an exercise price of $9.31 per share, which options are scheduled to vest on May 21, 2013 and expire on May 21, 2018. During 2008, each of Messrs. Alan Levan and Abdo were also granted 71,000 shares of restricted common stock of Bluegreen and options to purchase an additional 71,000 shares of Bluegreen’s common stock at an exercise price of $7.50 per share. These additional options and restricted shares are scheduled to vest on May 21, 2013 (and the options are scheduled to expire on May 21, 2015); however, in the event of a change-in-control of Bluegreen at a price of at least $12.50 per share of common stock, a percentage (of up to 100%) of the options and restricted shares will vest depending on both the timing of the change-in-control and the actual price for a share of Bluegreen’s common stock in the transaction which results in the change-in-control. Assumptions used in the calculation of the grant date fair value of these stock and option awards are included in footnote 1 to Bluegreen’s consolidated financial statements included in Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

(6)	Each of the Company and BankAtlantic Bancorp have in place an annual incentive program, which is a cash bonus plan intended to promote achievement of certain corporate strategic goals and initiatives. The 2008 amounts relating to the Company represent cash bonuses granted to each of Messrs. Alan Levan and Abdo under the formula-based component of the Company’s 2008 annual incentive program based on the achievement of pre-established, objective individual and company-wide annual financial performance goals. The 2009 amounts relating to BankAtlantic Bancorp represent cash bonuses paid to each of Messrs. Alan Levan and Abdo under the formula-based component of BankAtlantic Bancorp’s 2009 annual incentive plan as a result of the achievement of objectives related to reductions in core non-interest expense and targets for core earnings during the first three quarters of 2009 and for the year ended December 31, 2009. The 2008 amounts relating to BankAtlantic Bancorp represent (i) cash bonuses paid to each of Messrs. Alan Levan and Abdo under the formula-based component of BankAtlantic Bancorp’s 2008 annual incentive program as a result of the achievement during the first three quarters of 2008 of the quarterly financial performance objectives of such program related to core non-interest expense reductions and (ii) cash bonuses of $4,462 and $3,192 payable to Messrs. Alan Levan and Abdo, respectively, under the BankAtlantic Profit Sharing Stretch Plan with respect to the fourth quarter of 2007, but paid to Messrs. Alan Levan and Abdo during the first quarter of 2008.

(7)	Represents the increase (decrease) in the actuarial present value of accumulated benefits under the Retirement Plan for Employees of BankAtlantic (the “BankAtlantic Retirement Plan”). Additional information regarding the BankAtlantic Retirement Plan is set forth in the narrative accompanying the table entitled “Pension Benefits — 2009” below.

(8)	Items included under “All Other Compensation” for 2009 for each of the Named Executive Officers are set forth in the table below:

	Levan	Abdo	Wise
BFC
Perquisites and other benefits	$106,171	$—	$—
Amounts paid for life and disability insurance premiums	135,567	—	—
Amounts paid for other insurance premiums	1,500	1,500	—
Contributions to 401(k) plan	—	—	9,800
Management fees paid to Abdo Companies, Inc.	—	306,240	—
Amounts paid for automobile expenses	15,312	—	7,200

All other compensation	$258,550	$307,740	$17,000

BBX
Perquisites and other benefits	$7,155	$1,747	$—
Amounts paid for insurance premiums	14,262	—	—
Contributions to retirement and 401(k) plans	4,993	6,657	—
Dividends on restricted stock, REIT shares	40	40	40

All other compensation	$26,450	$8,444	$40

BXG

Perquisites and other benefits	$—	$6,433	$—

The value of perquisites and other benefits included in the rows entitled “Perquisites and other benefits” in the table above is calculated based on their incremental cost to the respective company, which is determined based on the actual cost of providing these perquisites and other benefits. All perquisites and other benefits received in 2009 by Mr. Alan Levan from the Company related to his personal use of the Company’s tickets to entertainment and sporting events. Mr. Abdo is the principal shareholder and Chief Executive Officer of Abdo Companies, Inc.

(9)	Mr. Wise was appointed to serve as Executive Vice President of the Company during September 2009 in connection with the consummation of the Woodbridge Merger. Because Mr. Wise was not a named executive officer of the Company for 2008, no compensation information with respect to Mr. Wise is provided for 2008.
Option Grants and Re-Pricings — 2009
On September 21, 2009, the Company granted options to purchase an aggregate of 753,254 shares of the Company’s Class A Stock principally to individuals who were directors, executive officers and employees of Woodbridge prior to the Woodbridge Merger, including Messrs. Alan Levan, Abdo and Wise who received options to purchase 152,680 shares, 187,380 shares and 79,824 shares of the Company’s Class A Stock, respectively. The options have an exercise price of $0.41 per share (the closing price of the Company’s Class A Stock as quoted on the Pink Sheets Electronic Quotation Service on September 21, 2009), will expire on the September 21, 2014 and will vest in four equal annual installments beginning on September 21, 2010.
In addition, on September 21, 2009, the exercise price of options to purchase an aggregate of approximately 1,778,000 shares of the Company’s common stock, which were previously granted to and currently held by the Company’s directors and employees, was re-priced to $0.41 per share (the closing price of the Company’s Class A Stock as quoted on the Pink Sheets Electronic Quotation Service on September 21, 2009). The Compensation Committee approved the re-pricing based on its review of the Company’s outstanding stock options and a presentation by Mercer LLC, a third party compensation consultant. Prior to the re-pricing, the Company disclosed that the Compensation Committee intended to review the terms of outstanding options with a view to re-pricing the options because, given the trading price of the Company’s common stock and in light of adverse economic conditions, the Compensation Committee believed that the previously granted awards no longer provided appropriate incentives to optionholders. Included in the re-priced options were options to purchase an aggregate of 529,329 shares held by each of Messrs. Alan Levan and Abdo, which previously had exercise prices ranging from $1.84 per share to $8.92 per share. The re-pricings did not impact any of the other terms, including the vesting schedules or expiration dates, of the previously granted stock options.

Outstanding Equity Awards at Fiscal Year-End — 2009
The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2009.

	Option Awards
					Equity
					Incentive
					Plan Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option		Option
	Options		Options		Unearned	Exercise		Expiration
Name	Exercisable		Unexercisable		Options	Price		Date
Alan B. Levan	210,579	(1) (3)	—		N/A	$0.41	(9)	2/7/2013
	93,750	(1) (4)	—			$0.41	(9)	7/28/2014
			75,000	(2) (5)		$0.41	(9)	7/11/2015
			75,000	(2) (6)		$0.41	(9)	6/5/2016
			75,000	(2) (7)		$0.41	(9)	6/4/2017
			152,680	(2) (8)		$0.41		9/21/2014

John E. Abdo	210,579	(1) (3)	—		N/A	$0.41	(9)	2/7/2013
	93,750	(1) (4)	—			$0.41	(9)	7/28/2014
			75,000	(2) (5)		$0.41	(9)	7/11/2015
			75,000	(2) (6)		$0.41	(9)	6/5/2016
			75,000	(2) (7)		$0.41	(9)	6/4/2017
			187,380	(2) (8)		$0.41		9/21/2014

Seth M. Wise			79,824	(2) (8)		$0.41		9/21/2014

(1)	Represents options to purchase shares of the Company’s Class B Common Stock (“Class B Stock”).

(2)	Represents options to purchase shares of the Company’s Class A Stock.

(3)	Vested on February 7, 2008.

(4)	Vested on July 28, 2009.

(5)	Vests on July 11, 2010.

(6)	Vests on June 5, 2011.

(7)	Vests on June 4, 2012.

(8)	Vests in four equal annual installments beginning on September 21, 2010.

(9)	As described above, options were re-priced on September 21, 2009 to $0.41 per share (the closing price of the Company’s Class A Stock as quoted on the Pink Sheets Electronic Quotation Service on September 21, 2009).

The following table sets forth certain information regarding equity-based awards of BankAtlantic Bancorp held by Messrs. Alan Levan and Abdo as of December 31, 2009. Mr. Wise does not currently hold, and as of December 31, 2009 did not hold, any equity-based awards of BankAtlantic Bancorp.

	Option Awards
					Equity
					Incentive
					Plan Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option	Option
	Options(1)		Options(1)		Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable		Options	Price	Date
Alan B. Levan	15,676	(2)			N/A	$42.79	3/4/2012
	15,676	(3)				$37.05	3/31/2013
	12,000	(4)				$91.00	7/5/2014
			12,000	(5)		$95.10	7/11/2015
			12,000	(6)		$74.05	7/10/2016
			12,000	(7)		$46.90	6/4/2017

John E. Abdo	10,451	(2)			N/A	$42.79	3/4/2012
	10,451	(3)				$37.05	3/31/2013
	8,000	(4)				$91.00	7/5/2014
			8,000	(5)		$95.10	7/11/2015
			8,000	(6)		$74.05	7/10/2016
			8,000	(7)		$46.90	6/4/2017

(1)	All options are to purchase shares of BankAtlantic Bancorp’s Class A Common Stock.

(2)	Vested on March 4, 2007.

(3)	Vested on March 31, 2008.

(4)	Vested on July 6, 2009.

(5)	Vests on July 12, 2010.

(6)	Vests on July 11, 2011.

(7)	Vests on June 5, 2012.

The following table sets forth certain information regarding equity-based awards of Bluegreen held by Messrs. Alan Levan and Abdo as of December 31, 2009. Mr. Wise does not currently hold, and as of December 31, 2009 did not hold, any equity-based awards of Bluegreen.

	Option Awards							Stock Awards
												Equity
					Equity						Equity	Incentive
					Incentive						Incentive	Plan Awards:
					Plan						Plan Awards:	Market or
					Awards:					Market	Number of	Payout Value
	Number of		Number of		Number of			Number of		Value of	Unearned	of Unearned
	Securities		Securities		Securities			Shares or		Shares or	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Units of		Units of	or Other	or Other
	Unexercised		Unexercised		Unexercised	Exercise	Option	Stock That		Stock That	Rights That	Rights That
	Options(1)		Options(1)		Unearned	Option	Expiration	Have Not		Have Not	Have Not	Have Not
Name	Exercisable		Unexercisable		Options	Price	Date	Vested		Vested	Vested	Vested
Alan B. Levan	50,000	(1)			—	$18.36	7/20/2015	—		—	—	—
			50,000	(2)	—	$12.07	7/19/2016	—		—	—	—
			50,000	(3)	—	$11.98	7/18/2017	—		—	—	—
			71,000	(4)	—	$7.50	5/21/2015	—		—	—	—
			50,000	(5)	—	$9.31	5/21/2018	—		—	—	—
					—	—	—	71,000	(4)	$171,820	—	—

John E. Abdo	50,000	(1)			—	$18.36	7/20/2015	—		—	—	—
			50,000	(2)	—	$12.07	7/19/2016	—		—	—	—
			50,000	(3)	—	$11.98	7/18/2017	—		—	—	—
			71,000	(4)	—	$7.50	5/21/2015	—		—	—	—
			50,000	(5)	—	$9.31	5/21/2018	—		—	—	—
					—	—	—	71,000	(4)	$171,820	—	—

(1)	Vested on July 20, 2005.

(2)	Vests on July 19, 2011.

(3)	Vests on July 18, 2012.

(4)	Scheduled to vest on May 21, 2013; however, in the event of a change-in-control of Bluegreen at a price of at least $12.50 per share of common stock, a percentage (of up to 100%) of the options and restricted shares will vest depending on both the timing of the change-in-control and the actual price for a share of Bluegreen’s common stock in the transaction which results in the change-in-control.

(5)	Vests on May 21, 2013.
Pension Benefits — 2009
The following table sets forth certain information with respect to accumulated benefits as of December 31, 2009 under any BankAtlantic Bancorp plan that provides for payments or other benefits to Messrs. Alan Levan and Abdo at, following, or in connection with, retirement. Mr. Wise is not entitled to receive any payment or other benefit at, following, or in connection with, retirement under any BankAtlantic Bancorp plan.

			Present Value
		Number of Years	of Accumulated	Payments During
Name	Plan Name	Credited Service	Benefit(1)	Last Fiscal Year
Alan B. Levan	Retirement Plan for Employees of BankAtlantic	26	$1,061,527	$0
John E. Abdo	Retirement Plan for Employees of BankAtlantic	14	441,236	0

(1)	Assumptions used in the calculation of these amounts are included in footnote 19 to BankAtlantic Bancorp’s consolidated financial statements included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 19, 2010, except that retirement age was assumed to be 65, the normal retirement age as defined in the BankAtlantic Retirement Plan.

BankAtlantic Retirement Plan
Messrs. Alan Levan and Abdo are participants in the BankAtlantic Retirement Plan, which is a defined benefit plan. Effective December 31, 1998, BankAtlantic Bancorp froze the benefits under the BankAtlantic Retirement Plan. Participants who were employed at December 1, 1998 became fully vested in their benefits under the BankAtlantic Retirement Plan. While the BankAtlantic Retirement Plan is frozen, there will be no future benefit accruals. The BankAtlantic Retirement Plan was designed to provide retirement income based on an employee’s salary and years of active service, determined as of December 31, 1998. The cost of the BankAtlantic Retirement Plan is paid by BankAtlantic and all contributions are actuarially determined.
In general, the BankAtlantic Retirement Plan provides for monthly payments to or on behalf of each covered employee upon such employee’s retirement (with provisions for early or postponed retirement), death or disability. As a result of the freezing of future benefit accruals, the amount of the monthly payments is based generally upon two factors: (i) the employee’s average regular monthly compensation for the five consecutive years out of the last ten years ended December 31, 1998, or prior retirement, death or disability, that produces the highest average monthly rate of regular compensation; and (ii) the employee’s years of service with BankAtlantic at December 31, 1998. Benefits are payable for the retiree’s life, with ten years’ worth of payments guaranteed. The benefits are not subject to any reduction for Social Security or any other external benefits.
In 1996, BankAtlantic amended the BankAtlantic Retirement Plan and adopted a supplemental benefit for certain executives, as permitted by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (the “Code”). This was done because of a change in the Code that operated to restrict the amount of the executive’s compensation that may be taken into account for BankAtlantic Retirement Plan purposes, regardless of the executive’s actual compensation. The intent of the supplemental benefit, when added to the regular BankAtlantic Retirement Plan benefit, was to provide to certain executives the same retirement benefits that they would have received had the Code limits not been enacted, subject to other requirements of the Code. The approximate targeted percentage of pre-retirement compensation for which Mr. Alan Levan will be eligible under the BankAtlantic Retirement Plan as a result of the supplemental benefit at age 65 is 33%. Mr. Abdo is not entitled to the supplemental benefit. The supplemental benefit also was frozen as of December 31, 1998. Because the percentage of pre-retirement compensation payable from the BankAtlantic Retirement Plan to Mr. Alan Levan, including the BankAtlantic Retirement Plan’s supplemental benefit, fell short of the benefit that he would have received under the BankAtlantic Retirement Plan absent the Code limits, BankAtlantic adopted the Split-Dollar Life Insurance Plan (the “BankAtlantic Split-Dollar Plan”) described below.
The following table illustrates annual pension benefits at age 65 for various levels of compensation and years of service at December 31, 1998, the date on which BankAtlantic Retirement Plan benefits were frozen.

	Estimated Annual Benefits
	Years of Credited Service at December 31, 1998
Average Five Year Compensation at December 31, 1998	5 Years	10 Years	20 Years	30 Years	40 Years

$120,000	$10,380	$20,760	$41,520	$62,280	$83,160
$150,000	13,005	26,010	52,020	78,030	104,160
$160,000 and above	13,880	27,760	55,520	83,280	111,160

BankAtlantic Split-Dollar Plan
BankAtlantic adopted the BankAtlantic Split-Dollar Plan in 1996 to provide additional retirement benefits to Mr. Alan Levan, whose monthly benefits under the BankAtlantic Retirement Plan were limited by changes to the Code. Under the BankAtlantic Split-Dollar Plan and its accompanying agreement with Mr. Alan Levan, BankAtlantic arranged for the purchase of an insurance policy (the “Policy”) insuring the life of Mr. Alan Levan. The Policy is anticipated to accumulate significant cash value over time, which cash value is expected to supplement Mr. Alan Levan’s retirement benefit payable from the BankAtlantic Retirement Plan. Under the terms and conditions of the agreement between BankAtlantic and Mr. Alan Levan, Mr. Alan Levan owns the Policy, but BankAtlantic agreed to make premium payments for the Policy until Mr. Alan Levan reached the retirement age of 65 or his death, if earlier (the “triggering event”). Pursuant to the agreement, following the triggering event, BankAtlantic is entitled to be reimbursed for the amount of all premiums previously paid by it for the Policy. As Mr. Levan reached the retirement age of 65 during September 2009, BankAtlantic will be reimbursed for the premiums previously paid by it for the Policy (which totaled $3,367,410 in the aggregate) and will no longer make premium payments for the Policy. The portion of the amount paid in prior years attributable to the 2009 premium for the Policy that is considered compensation to Mr. Alan Levan is included under “All Other Compensation” in the row entitled “BBX” in the “Summary Compensation Table” above. The BankAtlantic Split-Dollar Plan was not included in the freezing of the BankAtlantic Retirement Plan, and BankAtlantic made premium payments for the Policy from 1998 through 2009.
Compensation of Directors
The Company’s Compensation Committee recommends director compensation to the Board based on factors it considers appropriate and based on the recommendations of management. Previously, each director of the Company who was not also an employee of the Company, BankAtlantic Bancorp, BankAtlantic or Bluegreen (each, a “non-employee director”) received compensation valued at $100,000 annually for service on the Board of Directors, payable in cash, restricted stock or non-qualified stock options, in such combinations as the director elected, provided that no more than $50,000 was payable in cash. Effective July 1, 2009, the Compensation Committee approved a change to the Company’s director compensation policy. As a result of the change, each non-employee director currently receives an annual cash retainer of $70,000 annually for his service on the Board of Directors. In addition to compensation for their service on the Board of Directors, the Company pays compensation to directors for their service on the Board’s committees. This compensation was not affected by the change in Board service compensation described above. The Chairman of the Audit Committee receives an annual cash retainer of $15,000. All other members of the Audit Committee receive annual cash retainers of $10,000. The Chairman of the Compensation Committee, Nominating/Corporate Governance Committee and Investment Committee each receive an annual cash retainer of $3,500. Other than the Chairman, members of the Compensation Committee, Nominating/Corporate Governance Committee and Investment Committee do not currently receive additional compensation for their service on those committees. Additionally, during 2009, Jarett S. Levan, who was appointed to the Company’s Board of Directors during September 2009, received $12,500 from the Company for his services on its behalf. This amount is included in the column entitled “All Other Compensation” in the “Director Compensation — 2009” table below. Mr. Jarett Levan is the President of BankAtlantic Bancorp and the Chief Executive Officer and President of BankAtlantic and, accordingly, is not a non-employee director.
In addition to the cash payments described above, during 2009, the Company granted to its non-employee directors options to purchase an aggregate of 215,118 shares of the Company’s Class A Stock. The options have an exercise price of $0.41 per share (the closing price of the Company’s Class A Stock as quoted on the Pink Sheets Electronic Quotation Service on September 21, 2009), will expire on the September 21, 2014 and will vest in four equal annual installments beginning on September 21, 2010. Further, on September 21, 2009, options held by Messrs. Holzmann, Cobb and Sterling to purchase an aggregate of 349,276 shares of the Company’s common stock at exercise prices ranging from $0.83 per share to $8.40 per share were re-priced to $0.41 per share (the closing price of the Company’s Class A Stock as quoted on the Pink Sheets Electronic Quotation Service on September 21, 2009). Additional information regarding these option re-pricings is included in the section entitled “Option Grants and Re-Pricings — 2009” above.

Director Compensation Table — 2009
The following table sets forth, for the fiscal year ended December 31, 2009, certain information regarding the compensation paid to the Company’s directors (other than the Named Executive Officers who did not separately receive any compensation for their service on the Board of Directors):

					Change in
					Pension Value
	Fees				and Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash($)	Awards($)	Awards(1)(2)($)	Compensation($)	Earnings($)	Compensation($)	Total($)
James Blosser (3)	18,375	—	14,660	—	—	—	33,035
D. Keith Cobb (4)	68,375	—	1,296	—	—	—	69,671
Darwin Dornbush (3)	17,500	—	3,277	—	—	—	20,777
Oscar Holzmann	73,750	—	15,912	—	—	—	89,662
Jarett S. Levan	—	—	—	—	—	12,500	12,500
Alan J. Levy (3)	17,500	—	2,110	—	—	—	19,610
Joel Levy (3)	21,250	—	8,743	—	—	—	29,993
William Nicholson (3)	20,000	—	14,398	—	—	—	34,398
William R. Scherer (3)	17,500	—	4,203	—	—	—	21,703
Neil Sterling	71,000	—	15,912	—	—	—	86,912
Earl Pertnoy (5)	5,292	—	3,181	—	—	—	8,473

(1)	Amounts represent the aggregate of the grant date fair value of option awards which were granted during 2009 and the incremental value of the option awards which were re-priced during 2009, in each case as described above. Assumptions used in the calculation of these amounts are included in footnote 28 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC Commission on April 13, 2010.

(2)	The table below sets forth the aggregate number of stock options held as by each of the above-named directors as of December 31, 2009. None of the above-named directors held any shares of restricted stock as of December 31, 2009.

	Stock
Name	Options
James Blosser	66,544	(a)
D. Keith Cobb	6,250	(b)
Darwin Dornbush	14,876	(a)
Oscar Holzmann	171,513	(c)
Jarett S. Levan	—
Alan J. Levy	9,577	(a)
Joel Levy	39,686	(a)
William Nicholson	65,357	(a)
William R. Scherer	19,078	(a)
Neil Sterling	171,513	(c)
Earl Pertnoy	20,290	(b)(d)
(a)	Represents options to purchase shares of Class A Stock.

(b)	Represents options to purchase shares of Class B Stock.

(c)	Represents options to purchase shares of Class A Stock and Class B Stock as follows: Mr. Holzmann — 151,223 shares of Class A Stock and 20,290 shares of Class B Stock; and Mr. Sterling — 151,223 shares of Class A Stock and 20,290 shares of Class B Stock.

(d)	Represents options held by Pertnoy Parent Limited Partnership at December 31, 2009 which expired during January 2010. Mr. Pertnoy was the President of Pertnoy Parent, Inc., the General Partner of Pertnoy Parent Limited Partnership.
(3)	Amounts for Messrs. Blosser, Dornbush, Alan Levy, Joel Levy, Nicholson and Scherer reflect compensation paid to them from September 21, 2009 (at which time they were appointed to the Company’s Board of Directors in connection with the consummation of the Company’s merger with Woodbridge) through December 31, 2009. Prior to their appointment to the Company’s Board of Directors, they served as directors of Woodbridge and received the following additional compensation in consideration for their service on Woodbridge’s Board of Directors and its committees from January 1, 2009 through September 20, 2009: Mr. Blosser — $60,125; Mr. Dornbush — $45,939; Mr. Alan Levy — $60,939; Mr. Joel Levy — $70,473; Mr. Nicholson — $76,250; and Mr. Scherer — $45,939.
(4)	During 2009, Mr. Cobb also received compensation of $80,000 in consideration for his service as a member of BankAtlantic Bancorp’s Board of Directors and as Chairman of its Audit Committee.
(5) Mr. Pertnoy died during January 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of April 8, 2010, certain information as to the Company’s Class A Stock and Class B Stock beneficially owned by persons known by the Company to own in excess of 5% of the outstanding shares of such stock. In addition, this table includes the outstanding securities beneficially owned by (i) each Named Executive Officer, (ii) each of the Company’s directors and (iii) the Company’s directors and executive officers as a group. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of the Company’s Class A Stock or Class B Stock as of April 8, 2010. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act. For purposes of the table below, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of Class A Stock or Class B Stock which he or she has or shares, directly or indirectly, voting or investment power, or which he or she has the right to acquire beneficial ownership of at any time within 60 days after April 8, 2010. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose of, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

		Class A	Class B	Percent of	Percent of
		Stock	Stock	Class A	Class B
Name of Beneficial Owner	Notes	Ownership	Ownership	Stock	Stock
Florida Partners Corporation	(1,2,4,5)	1,270,294	133,314	2.0%	1.9%
I.R.E. Properties, Inc.	(1,2,4,5)	4,662,929	561,017	7.6%	8.2%
Levan Enterprises, Ltd.	(1,2,4,5)	1,299,130	146,865	2.1%	2.1%
Alan B. Levan	(1,2,3,4,5,6,7)	79,555	2,406,235	3.5%	33.6%
John E. Abdo	(1,2,3,4,6,7)	3,384,292	3,273,797	9.3%	45.7%
Seth M. Wise	(2)	5,091	—	*	0.0%
D. Keith Cobb	(1,2,3)	97,656	6,250	*	*
Darwin Dornbush	(2)	35,211	—	*	0.0%
Oscar Holzmann	(1,2,3)	164,361	20,290	*	*
Jarett S. Levan	(2,7)	10,753	—	*	0.0%
Alan J. Levy	(2)	42,206	—	*	0.0%
Joel Levy	(2)	21,872	—	*	0.0%
William Nicholson	(2)	19,954	—	*	0.0%
William Scherer	(2)	131,831	—	*	0.0%
Neil Sterling	(1,2,3)	164,361	20,290	*	*
Dr. Herbert A. Wertheim	(1,8)	3,968,157	416,448	6.4%	6.1%
Pennant Capital Management, L.L.C	(9)	10,415,492	—	15.2%	0.0%
Greek Investments, Inc.	(10)	5,151,713	—	7.5%	0.0%
SC Fundamental Value Fund L.P.	(11)	3,928,108	—	5.7%	0.0%
All directors and executive officers of the Company as of April 8, 2010 as a group (15 persons)	(1,2,3,4,5,6,7)	11,389,539	6,578,205	23.8%	87.5%

*	Less than one percent of class.

(1)	Class B Stock is convertible on a share-for-share basis at any time at the beneficial owner’s discretion. However, see footnote 6 below regarding restrictions on Mr. Abdo’s right to convert his shares of Class B Stock into shares of Class A Stock. The number of shares of Class B Stock held by each beneficial owner is not separately included in the “Class A Stock Ownership” column, but is included for the purpose of calculating the percent of Class A Stock held by each beneficial owner.

(2)	Mailing address is 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

(3)	Includes shares that may be acquired within 60 days after April 8, 2010 pursuant to the exercise of stock options to purchase Class A Stock or Class B Stock as follows: Alan B. Levan — 304,329 shares of Class B Stock; John E. Abdo — 304,329 shares of Class B Stock; D. Keith Cobb — 6,250 shares of Class B Stock; Oscar Holzmann — 151,223 shares of Class A Stock and 20,290 shares of Class B Stock; and Neil Sterling — 151,223 shares of Class A Stock and 20,290 shares of Class B Stock. The group total also includes options held by Maria R. Scheker, the Company’s Chief Accounting Officer, to purchase 10,147 shares of Class B Stock.

(4)	The Company may be deemed to be controlled by Messrs. Alan Levan and Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of the Company’s Class A Stock and Class B Stock, including shares that may be acquired pursuant to the exercise of stock options (as set forth in footnote 3 above), representing approximately 71.6% of the total voting power of the Company.

(5)	I.R.E. Properties, Inc. is 100% owned by Levan Enterprises, Ltd., and Levan Enterprises, Ltd. may be deemed to be the controlling shareholder of Florida Partners Corporation. Levan Enterprises, Ltd. is a limited partnership whose sole general partner is Levan General Corp., a corporation 100% owned by Mr. Alan Levan. Therefore, Mr. Alan Levan may be deemed to be the beneficial owner of the shares of the Company’s Class A Stock and Class B Stock owned by each of such entities. In addition to Mr. Alan Levan’s personal holdings of the Company’s Class A Stock and Class B Stock, he may be deemed to be the beneficial owner of 11,440 shares of Class A Stock and 1,200 shares of Class B Stock held of record by his wife. Excluding shares of Class B Stock beneficially owned by Mr. Alan Levan (which are convertible at any time in his discretion on a share-for-share basis into Class A Stock), Mr. Alan Levan may be deemed to beneficially own, in the aggregate, 7,311,908 shares, or 10.7%, of the Company’s Class A Stock. He may also be deemed to beneficially own, in the aggregate, 3,247,431 shares, or 45.4%, of the Company’s Class B Stock. Collectively, these shares represent approximately 36.3% of the total voting power of the Company.

(6)	Messrs. Alan Levan and Abdo have agreed to vote their shares of Class B Stock in favor of the election of the other to the Company’s Board of Directors for so long as they are willing and able to serve as directors of the Company. Additionally, Mr. Abdo has agreed, subject to certain exceptions, not to transfer certain of his shares of Class B Stock and to obtain the consent of Mr. Alan Levan prior to the conversion of certain of his shares of Class B Stock into shares of Class A Stock.

(7)	Mr. Jarett Levan is the son of Mr. Alan Levan.

(8)	Dr. Wertheim’s ownership was reported in a Rebuttal of Control Agreement filed on December 20, 1996 with the Office of Thrift Supervision (as adjusted for stock splits since the date of filing). The Rebuttal of Control Agreement indicates that Dr. Wertheim has no intention to manage or control, directly or indirectly, the Company. Dr. Wertheim’s mailing address is 191 Leucadendra Drive, Coral Gables, Florida 33156.

(9)	Based on the Schedule 13G/A filed with the SEC on February 16, 2010, a group consisting of Pennant Capital Management, L.L.C and certain of its affiliates have shared voting and dispositive power over such shares. The mailing address of Pennant Capital Management, L.L.C and each of the other group members is 26 Main Street, Suite 203, Chatham, NJ 07928.

(10)	Based on the Schedule 13G/A filed with the SEC on February 17, 2010, Greek Investments, Inc. and certain of its affiliates have shared voting and dispositive power over such shares. The mailing address of Greek Investments, Inc. is P.O. Box 10908, Caparra Heights Station, San Juan, Puerto Rico 00922-0908. The mailing address of its affiliates (Jorge Constantino and Panayotis Constantino) is Zalokosta 14, Paleo Psihiko, Athens, 15452 Greece.

(11)	Based on the Schedule 13G/A filed with the SEC on February 12, 2010, a group consisting of SC Fundamental Value Fund L.P. and certain of its affiliates have shared voting and dispositive power over such shares. The mailing address of SC Fundamental Value Fund, L.P. and each of the other group members (other than SC Fundamental Value BVI, Ltd.) is 747 Third Avenue, 27th Floor, New York, New York 10017. The mailing address of SC Fundamental Value BVI, Ltd. is c/o MadisonGrey Fund Services (Cayman) Ltd., P.O. Box 10290, Grand Cayman KY1-1003, Cayman Islands.
Equity Compensation Plan Information
Information required by Item 12 with respect to the Company equity compensation plans is included in Part III of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
The Company may be deemed to be controlled by Alan B. Levan and John E. Abdo, Chairman, Chief Executive Officer and President of the Company and Vice Chairman of the Company, respectively, who collectively may be deemed to beneficially own shares of the Company’s Class A Stock and Class B Stock representing approximately 72% of the Company’s total voting power. See “Security Ownership of Certain Beneficial Owners and Management” above for further information with respect to the share ownership of each of Messrs. Levan and Abdo.
The Company may be deemed to be the controlling shareholder of BankAtlantic Bancorp and Bluegreen. The Company also has a direct non-controlling interest in Benihana. Alan B. Levan and John E. Abdo are each executive officers and directors of BankAtlantic Bancorp and directors of Bluegreen and Benihana.
As previously discussed, on September 21, 2009, Woodbridge Holdings Corporation merged with a wholly owned subsidiary of the Company. In connection with the merger, each outstanding share of Woodbridge’s Class A Common Stock, other than those held by shareholders of Woodbridge who exercised and perfected their appraisal rights under Florida law, converted into the right to receive 3.47 shares of the Company’s Class A Stock. Prior to the consummation of the merger, the Company owned approximately 22% of Woodbridge’s Class A Common Stock and all of Woodbridge’s Class B Common Stock, representing approximately 59% of the total voting power of Woodbridge. Shares otherwise issuable to the Company attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by the Company were canceled in connection with the merger. Alan B. Levan and John E. Abdo served as the Chairman and Chief Executive Officer of Woodbridge and Vice Chairman of Woodbridge, respectively, and John K. Grelle, the Company’s Executive Vice President and Chief Financial Officer, served as the Executive Vice President, Chief Financial Officer and principal accounting officer of Woodbridge. In addition, effective upon consummation of the merger, Seth M. Wise, Woodbridge’s Executive Vice President, was appointed to serve as Executive Vice President of the Company, and each of Mr. Wise, Jarett S. Levan, who is the President of BankAtlantic Bancorp, the Chief Executive Officer and President of BankAtlantic and the son of Alan B. Levan, and the following six directors of Woodbridge who were not also directors of the Company — James Blosser, Darwin Dornbush, Alan J. Levy, Joel Levy, William Nicholson and William Scherer — were appointed to the Company’s Board of Directors.
The following table presents related party transactions between the Company, BankAtlantic Bancorp, Woodbridge and Bluegreen incurred at, and for the years ended, December 31, 2009 and 2008. Amounts set forth for Woodbridge for 2009 include only those amounts related to the period from January 2009 through September 2009, when Woodbridge was merged with a wholly owned subsidiary of BFC. Any amounts related to Woodbridge after that time, including cash and cash equivalents at December 31, 2009, are included in the amounts set forth for BFC.

		At and For the Year Ended December 31, 2009
				BankAtlantic
(in thousands)		BFC	Woodbridge	Bancorp	Bluegreen
Shared service income (expense)	(a)	$3,153	(811)	(1,805)	(537)
Facilities cost	(a)	$(260)	(113)	319	54
Interest income (expense) from cash balance/deposits	(b)	$5	34	(39)	—
Cash and cash equivalents and (deposits)	(b)	$20,863	—	(20,863)	—

		At and For the Year Ended December 31, 2008
				BankAtlantic
(in thousands)		BFC	Woodbridge	Bancorp	Bluegreen
Shared service income (expense)	(a)	$3,157	(1,135)	(1,593)	(429)
Facilities cost	(a)	$(245)	(101)	271	75
Interest income (expense) from cash balance/securities sold under agreements to repurchase	(b)	$8	72	(80)	—
Cash and cash equivalents and (securities sold under agreements to repurchase)	(b)	$263	4,433	(4,696)	—

(a)	Pursuant to the terms of shared service agreements between the Company and BankAtlantic Bancorp, subsidiaries of the Company provide shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp. Additionally, the Company provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service arrangement, the Company pays BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

In May 2008, the Company and BFC Shared Service Corporation, a wholly owned subsidiary of the Company (“BFC Shared Service”), entered into office lease agreements with BankAtlantic under which the Company and BFC Shared Service agreed to pay BankAtlantic an annual rent of approximately $294,000 for office space in BankAtlantic’s corporate headquarters. In May 2009, the lease agreement was amended to increase the annual rent to approximately $304,000. In May 2008, the Company also entered into an office sub-lease agreement with Woodbridge pursuant to which Woodbridge agreed to sub-lease from the Company office space in BankAtlantic’s corporate headquarters at an annual rent of approximately $152,000. In May 2009, the sub-lease agreement was amended to decrease the amount of office space subject to the sub-lease and, accordingly, to decrease the annual rent to approximately $141,000. For the 2009 period prior to the consummation of the Woodbridge Merger and the year ended December 31, 2008, rent expense paid to BFC under this sub-lease agreement was approximately $113,000 and $101,000, respectively.

(b)	The Company and Woodbridge entered into securities sold under agreements to repurchase transactions with BankAtlantic in the aggregate of approximately $4.7 million at December 31, 2008. These transactions were on the same general terms as BankAtlantic repurchase agreements with unaffiliated third parties. The Company did not have any securities sold under agreements to repurchase with BankAtlantic at December 31, 2009. In addition, the Company had deposits at BankAtlantic totaling $20.9 million as of December 31, 2009. These deposits were on the same general terms as deposits made by unaffiliated third parties. The Company did not have any deposits at BankAtlantic as of December 31, 2008. The aggregate interest income recognized in connection with these funds held at BankAtlantic was approximately $39,000 and $80,000 for the years ended December 31, 2009 and 2008, respectively. Additionally, during 2009, the Company invested funds through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic, which facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. At December 31, 2009, the Company had $7.7 million invested through the CDARS program at BankAtlantic.
In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support in exchange for monthly payments of $10,000 and a one-time set-up charge of approximately $17,000. Monthly payments were increased to $15,000 effective April 1, 2009. During the years ended December 31, 2009 and 2008, fees of approximately $160,000 and $90,000, respectively, were paid to BankAtlantic under this agreement.
In prior periods, BankAtlantic Bancorp issued options to purchase shares of BankAtlantic Bancorp’s Class A Common Stock to employees of Woodbridge prior to the spin-off of Woodbridge to BankAtlantic Bancorp’s shareholders on December 31, 2003. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies, and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date. There were no options exercised by former employees during the years ended December 31, 2009 or 2008.

BankAtlantic Bancorp’s options outstanding to former employees consisted of the following as of December 31, 2009 and 2008:

	As of December 31, 2009		As of December 31, 2008
	BankAtlantic	Weighted	BankAtlantic	Weighted
	Bancorp’s	Average	Bancorp’s	Average
	Class A	Exercise	Class A	Exercise
	Common Stock	Price	Common Stock	Price
Options outstanding	45,476	$53.57	53,789	$48.46
Options non-vested	6,181	$95.10	13,610	$92.85
Jarett S. Levan, who is a member of the Company’s Board of Directors and who serves as a director and as the President of BankAtlantic Bancorp and as a director and the Chief Executive Officer and President of BankAtlantic, is the son of Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President, BankAtlantic Bancorp’s Chairman and Chief Executive Officer and BankAtlantic’s Chairman. Mr. Jarett Levan’s total compensation from BankAtlantic Bancorp and BankAtlantic was approximately $1,079,000 and $580,000 during 2009 and 2008, respectively.
Director Independence
The Company’s Board of Directors has affirmatively determined that James Blosser, D. Keith Cobb, Oscar Holzmann, Alan J. Levy, Joel Levy, William Nicholson, William Scherer and Neil Sterling, who together comprise a majority of the Board of Directors, are “independent,” as such term is defined under applicable rules and regulations relating to the independence of directors. Although the Company’s Class A Stock is no longer listed on NYSE Arca, the Board of Directors continued to use the definition of “independence” set forth in the listing standards of NYSE Arca for purposes of making its independence determinations. With respect to each of the directors determined to be independent, the Board specifically discussed and considered the following relationships, each of which the Board determined did not constitute a material relationship that would impair the director’s independence:
•	Mr. Cobb serves on the Boards of Directors of BankAtlantic Bancorp and BankAtlantic. The Company owns shares of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock representing approximately 65% of BankAtlantic Bancorp’s total voting power. In addition, Alan B. Levan, the Company’s Chairman, Chief Executive Officer and President, serves as Chairman and Chief Executive Officer of BankAtlantic Bancorp and Chairman of BankAtlantic; John E. Abdo serves as Vice Chairman of each of the Company, BankAtlantic Bancorp and BankAtlantic; and Jarett S. Levan, a member of the Company’s Board of Directors, serves as President of BankAtlantic Bancorp and Chief Executive Officer and President of BankAtlantic.

•	Mr. Cobb is also a member of the Board of Directors of the Nova Southeastern University H. Wayne Huizenga School of Business and Entrepreneurship. Alan B. Levan is a Trustee of Nova Southeastern University and the Chairman of its Finance Committee. Additionally, in 2008, BankAtlantic and its affiliated entities together made donations of $32,500 to the Nova Southeastern University H. Wayne Huizenga School of Business and Entrepreneurship. No such donations were made in 2007 or 2009.

•	Messrs. Blosser, Alan Levy and Scherer serve as members of Broward Workshop with Messrs. Alan Levan, Abdo and Jarett Levan. In addition, Mr. Blosser serves on the Board of Directors of the Broward Performing Arts Foundation with Mr. Abdo. BankAtlantic and its affiliated entities together made donations of $10,000 and $5,000 to the Broward Performing Arts Foundation during 2009 and 2008, respectively. No such donations were made during 2007. Mr. Blosser is also a subcontractor on a business development project on which Mr. Sterling is a consultant.

•	Each of Mr. Alan Levy and Great American Farms, Inc., a corporation of which Mr. Alan Levy is the President and Chief Executive Officer, Mr. Joel Levy and an entity in which he owns a 25% interest, and Mr. Scherer have a banking relationship with BankAtlantic in the ordinary course of BankAtlantic’s business.

•	Mr. Scherer is a Partner at the law firm of Conrad & Scherer LLP. During 2008 and 2007, Woodbridge paid fees to Conrad & Scherer LLP totaling approximately $4,000 and $22,000, respectively. The Company did not pay any fees to Conrad & Scherer LLP during 2008 or 2007, and neither the Company nor Woodbridge paid any fees to such law firm during 2009. Mr. Scherer is also a member of the Board of Directors of a privately held entity to which Mr. Sterling serves as a consultant.

Item 14. Principal Accounting Fees and Services.
PricewaterhouseCoopers LLP (“PwC”) served as the independent registered certified public accounting firm for the Company, BankAtlantic Bancorp and Woodbridge for 2009 and 2008. The following table presents: (i) for each of the Company and BankAtlantic Bancorp, fees for professional services rendered by PwC for the audit of each company’s annual financial statements for fiscal 2009 and 2008; and (ii) for Woodbridge, fees for professional services rendered by PwC for the audit of its annual financial statements for 2008. The following table also includes fees billed for audit-related services, tax services and all other services rendered by PwC for each of these companies for fiscal 2009 and 2008. PwC did not serve as Bluegreen’s independent registered certified public accounting firm for 2009 or 2008.

	2009		2008
	(in thousands)
BFC Financial Corporation
Audit fees	1,067	(1)	469	(1)
Audit — related fees	89	(3)	—
Tax fees	5		—
All other fees	—		—

BankAtlantic Bancorp
Audit fees	1,582	(1)	1,675	(1)
Audit — related fees	74	(3)	77	(3)
Tax fees	—		—
All other fees	40		—

Woodbridge
Audit fees	150	(2)	715	(2)
Audit — related fees	—		—
Tax fees	—		—
All other fees	—		—

(1)	Includes fees for services primarily related to each company’s respective annual financial statement audits, the 2009 and 2008 audits of effectiveness of internal control over financial reporting and the review of quarterly financial statements filed in each company’s Quarterly Reports on Form 10-Q.

(2)	Includes fees for services primarily related to Woodbridge’s 2008 annual financial statement audit, the 2008 audit of the effectiveness of Woodbridge’s internal control over financial reporting and the review of quarterly financial statements filed in Woodbridge’s Quarterly Reports on Form 10-Q for each quarter during 2008 and the first two quarters of 2009 prior to its merger with a wholly owned subsidiary of the Company.

(3)	Includes primarily fees related to registration statements filed by the Company and BankAtlantic Bancorp with the SEC and, for 2008, an audit of BankAtlantic Bancorp’s employee benefit plans.

All audit-related services and other services were pre-approved by the audit committee of the respective company, which concluded that the provision of such services by PwC was compatible with the maintenance of PwC’s independence in the conduct of its auditing functions.
Under the charter of the Company’s Audit Committee, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditor and shall not engage the independent auditor to perform any non-audit services prohibited by law or regulation. Each year, the independent auditor’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent auditor and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements involving projected fees of $10,000 or less on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting. Engagements involving projected fees of more than $10,000 may only be pre-approved by the full Audit Committee at a regular or special meeting of the Audit Committee.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Documents filed as part of this Amendment No. 1 to Annual Report on Form 10-K:
(3)	Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
April 30, 2010	By:	/s/ Alan B. Levan
Alan B. Levan,
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan Alan B. Levan	Chairman, Chief Executive Officer and President	April 30, 2010
/s/ John E. Abdo John E. Abdo	Vice Chairman	April 30, 2010
/s/ Seth M. Wise Seth M. Wise	Executive Vice President and Director	April 30, 2010
/s/ John K. Grelle John K. Grelle	Chief Financial Officer	April 30, 2010
/s/ Maria R. Scheker Maria R. Scheker	Chief Accounting Officer	April 30, 2010
/s/ James Blosser James Blosser	Director	April 30, 2010
/s/ D. Keith Cobb D. Keith Cobb	Director	April 30, 2010
/s/ Darwin Dornbush Darwin Dornbush	Director	April 30, 2010
/s/ Oscar J. Holzmann Oscar J. Holzmann	Director	April 30, 2010
/s/ Jarett S. Levan Jarett S. Levan	Director	April 30, 2010
/s/ Alan J. Levy Alan J. Levy	Director	April 30, 2010
/s/ Joel Levy Joel Levy	Director	April 30, 2010
/s/ William Nicholson William Nicholson	Director	April 30, 2010
/s/ William Scherer William Scherer	Director	April 30, 2010
/s/ Neil A. Sterling Neil A. Sterling	Director	April 30, 2010

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002