Form 10-Q
period 2010-03-31
BFC FINANCIAL CORP
filed 2010-05-21
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2010
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
YES ☐   NO ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of May 17, 2010 is as follows:
Class A Common Stock of $.01 par value, 68,521,497 shares outstanding as of May 17, 2010.
Class B Common Stock of $.01 par value, 6,859,251 shares outstanding as of May 17, 2010.

BFC Financial Corporation

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents and due from depository institutions	$516,860	315,580
Short-term investments	500	500
Restricted cash	53,178	24,020
Securities available for sale, at fair value	278,476	346,375
Investment securities at cost or amortized cost (fair value: $1,981 in 2010 and $9,654 in 2009)	1,981	9,654
Current income tax receivable	64,006	64,006
Tax certificates, net of allowance of $7,341 in 2010 and $6,781 in 2009	88,438	110,991
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	48,751	48,751
Loans held for sale	5,030	4,547
Loans receivable, net of allowance for loan losses of $177,597 in 2010 and $187,218 in 2009	3,499,925	3,678,894
Notes receivable including gross securitized notes, net of allowance of $81,116 in 2010 and $3,986 in 2009	626,131	277,274
Retained interest in notes receivable sold	—	26,340
Accrued interest receivable	29,756	32,279
Real estate inventory	505,066	494,291
Real estate owned and other repossessed assets	51,365	46,477
Investments in unconsolidated affiliates	12,225	15,272
Properties and equipment, net	283,593	289,209
Goodwill	12,241	12,241
Intangible assets, net	80,182	81,686
Assets held for sale	71,293	71,900
Other assets	121,743	96,750

Total assets	$6,350,740	6,047,037

LIABILITIES AND EQUITY

Liabilities:
Interest bearing deposits	$3,146,223	3,133,360
Non-interest bearing deposits	896,466	815,458

Total deposits	4,042,689	3,948,818
Advances from FHLB	152,008	282,012
Securities sold under agreements to repurchase	24,674	24,468
Federal funds purchased and other short term borrowings	2,628	2,803
Receivable-backed notes payable	619,563	237,416
Notes and mortgage notes payable and other borrowings	381,260	395,361
Junior subordinated debentures	450,374	447,211
Deferred income taxes	27,756	31,204
Liabilities related to assets held for sale	76,297	76,351
Other liabilities	194,023	186,453

Total liabilities	5,971,272	5,632,097

Commitments and contingencies

Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares; issued and outstanding 15,000 shares with a redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 68,521,497 in 2010 and 2009	685	685
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,854,251 in 2010 and 2009	69	69
Additional paid-in capital	229,083	227,934
(Accumulated deficit) retained earnings	(6,552)	16,608
Accumulated other comprehensive income (loss)	2,380	(237)

Total BFC Financial Corporation (“BFC”) shareholders’ equity	225,665	245,059
Noncontrolling interests	142,774	158,852

Total equity	368,439	403,911

Total liabilities and equity	$6,350,740	6,047,037

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2010	2009
Revenues
Real Estate and Other:
Sales of real estate	$18,595	1,427
Other resorts and communities operations revenue	16,021	—
Other revenues	11,187	892
Interest income	30,011	—

	75,814	2,319

Financial Services:
Interest income	47,603	62,908
Service charges on deposits	15,048	18,685
Other service charges and fees	7,378	7,025
Securities activities, net	3,138	4,440
Other non-interest income	3,199	2,650

	76,366	95,708

Total revenues	152,180	98,027

Costs and Expenses
Real Estate and Other:
Cost of sales of real estate	8,896	693
Cost of sales of other resorts and communities operations	12,690	—
Interest expense	19,931	2,248
Selling, general and administrative expenses	54,654	10,955

	96,171	13,896

Financial Services:
Interest expense	11,844	24,775
Provision for loan losses	30,755	44,277
Employee compensation and benefits	25,378	28,806
Occupancy and equipment	13,582	14,911
Advertising and promotion	1,944	2,832
Check losses	432	844
Professional fees	2,887	3,326
Supplies and postage	998	1,004
Telecommunication	534	698
Cost associated with debt redemption	7	591
Provision for tax certificates	733	1,486
Restructuring charges and exit activities	143	1,875
Impairment of goodwill	—	8,541
Other expenses	7,372	7,642

	96,609	141,608

Total costs and expenses	192,780	155,504

Gain on settlement of investment in Woodbridge’s subsidiary	—	40,369
Equity in earnings from unconsolidated affiliates	4	6,495
Impairment of unconsolidated affiliates	—	(20,401)
Impairment of investments	—	(2,396)
Other income	754	981

Loss from continuing operations before income taxes	(39,842)	(32,429)
Less: Benefit for income taxes	(4,591)	—

Loss from continuing operations	(35,251)	(32,429)
(Loss) income from discontinued operations	(249)	3,397

Net loss	(35,500)	(29,032)
Less: Net loss attributable to noncontrolling interests	(14,665)	(18,629)

Net loss attributable to BFC	(20,835)	(10,403)
Preferred stock dividends	(188)	(188)

Net loss allocable to common stock	$(21,023)	(10,591)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2010	2009
Basic and Diluted (Loss) Earnings Per Common Share Attributable to BFC (Note 21):
Basic (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(0.28)	(0.26)
Earnings per share from discontinued operations	—	0.03

Net loss per common share	$(0.28)	(0.23)

Diluted (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(0.28)	(0.26)
Earnings per share from discontinued operations	—	0.03

Net loss per common share	$(0.28)	(0.23)

Basic weighted average number of common shares outstanding	75,376	45,114

Diluted weighted average number of common and common equivalent shares outstanding	75,376	45,114

Amounts attributable to BFC common shareholders:
Loss from continuing operations	$(20,774)	(11,659)
(Loss) income from discontinued operations	(249)	1,068

Net loss attributable to BFC common shareholders	$(21,023)	(10,591)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2010	2009
Net loss	$(35,500)	(29,032)

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	3,439	7,016
Unrealized gains associated with investment in unconsolidated affiliates	—	473
Realized gains reclassified into net loss	(3,139)	(2,044)

Other comprehensive income	300	5,445

Comprehensive loss	(35,200)	(23,587)
Less: Comprehensive loss attributable to noncontrolling interests	(16,057)	(14,740)

Total comprehensive loss attributable to BFC	$(19,143)	(8,847)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statement of Changes in Equity — Unaudited
For the Three Months Ended March 31, 2010
(In thousands)

							Accumulated
							Other
						(Accumulated	Compre-	Total	Non-
	Shares of Common		Class A	Class B	Additional	Deficit)	hensive	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	Retained	Income	Shareholders’	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Equity	Subsidiaries	Equity
Balance, December 31, 2009	68,521	6,854	$685	$69	$227,934	$16,608	$(237)	$245,059	$158,852	$403,911
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	—	(2,137)	925	(1,212)	(811)	(2,023)

Balance beginning of year, as adjusted			$685	$69	$227,934	$14,471	$688	$243,847	$158,041	$401,888
Net loss	—	—	—	—	—	(20,835)		(20,835)	(14,665)	(35,500)
Other comprehensive income (loss)	—	—	—	—	—	—	1,692	1,692	(1,392)	300
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	814	—	—	814	—	814
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	790	790
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(188)	—	(188)	—	(188)
Share-based compensation related to stock options	—	—	—	—	335	—	—	335	—	335

Balance, March 31, 2010	68,521	6,854	$685	$69	$229,083	$(6,552)	$2,380	$225,665	$142,774	$368,439

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in) operating activities	$29,102	(5,013)

Investing activities:
Proceeds from redemption and maturity of investment securities and tax certificates	34,866	43,528
Purchase of investment securities and tax certificates	(21,953)	(29,491)
Purchase of securities available for sale	(13,351)	—
Proceeds from sales of securities available for sale	68,963	162,170
Proceeds from maturities of securities available for sale	32,138	37,561
Decrease in restricted cash	6,707	12,713
Cash paid in settlement of Woodbridge subsidiary’s bankruptcy	—	(12,430)
Purchases of FHLB stock	—	(2,295)
Redemption of FHLB stock	—	8,151
Investments in unconsolidated affiliates	—	(461)
Distributions from unconsolidated affiliates	140	224
Net decrease in loans	118,217	69,773
Proceeds from the sale of loans receivable	26,421	—
Improvements to real estate owned	(779)	—
Proceeds from sales of real estate owned	3,269	602
Purchases of office property and equipment, net	(2,073)	(973)
Acquisition of Pizza Fusion	—	3,000

Net cash provided by investing activities	252,565	292,072

Financing activities:
Net increase in deposits	93,871	128,618
Net repayments of FHLB advances	(130,000)	(150,591)
Net increase (decrease) in short term borrowings	31	(188,521)
Prepayment of notes and bonds payable	(661)	—
Repayment of notes, mortgage notes and bonds payable	(51,576)	(583)
Proceeds from notes, mortgage notes and bonds payable	8,205	132
Preferred stock dividends paid	(188)	(188)
Purchase and retirement of Woodbridge common stock	—	(13)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock to non-BFC shareholders	65	—
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	—	(198)
BankAtlantic Bancorp non-controlling interest distributions	(134)	—

Net cash used in financing activities	(80,387)	(211,344)

Increase in cash and cash equivalents	201,280	75,715
Cash and cash equivalents at beginning of period	316,080	278,937

Cash, cash equivalents and short term investments at end of period	$517,360	354,652

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2010	2009
Supplemental cash flow information:
Interest paid on borrowings and deposits	$21,215	29,424
Income taxes paid	128	—
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	7,503	3,388
Long-lived assets held-for-use transferred to assets held for sale	1,919	—
Long-lived assets held-for-sale transferred to assets held for use	1,239	—
Increase in BFC accumulated other comprehensive income, net of taxes	1,692	1,556
Net increase in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	814	391
Net decrease in equity resulting from cumulative effect of change in accounting principle (See Note 2)	(2,023)	—
See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements

1.	Presentation of Interim Financial Statements
     BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), a controlling interest in Core Communities, LLC (“Core” or “Core Communities”) and a non-controlling interest in Benihana, Inc. (“Benihana”). As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
     As previously disclosed, on September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC (“Woodbridge”), BFC’s wholly-owned subsidiary which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded.
     As BFC also previously disclosed, on November 16, 2009, an additional approximately 7.4 million shares of the common stock of Bluegreen was purchased for an aggregate purchase price of approximately $23 million. As a result, our ownership interest increased to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are now deemed to have a controlling interest in Bluegreen and, under generally accepted accounting principles (“GAAP”), Bluegreen’s results since November 16, 2009, the date of the share purchase, are consolidated in BFC’s financial statements. Prior to November 16, 2009, the approximate 29% equity investment in Bluegreen was accounted for using the equity method. See Note 4 for additional information about the Bluegreen share acquisition.
     GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including Woodbridge, Core, Bluegreen and BankAtlantic Bancorp, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At March 31, 2010, we owned approximately 36% of BankAtlantic Bancorp’s Class A and Class B common stock, representing approximately 65% of BankAtlantic Bancorp’s total voting power, and approximately 52% of Bluegreen’s common stock.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the Company’s consolidated financial condition at March 31, 2010; the consolidated results of operations, comprehensive loss and cash flows for the three months ended March 31, 2010 and 2009, and the changes in consolidated equity for the three months ended March 31, 2010. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant inter-company balances and transactions have been eliminated in consolidation.
     Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.
     As a result of the Woodbridge merger on September 21, 2009 and the Bluegreen share acquisition on November 16, 2009, in each case as described above, the Company reorganized its reportable segments to better align its segments with the current operations of its businesses. The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services Activities. The Company currently reports the results of operations of these business activities through six reportable segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company.

As a result of this reorganization, our BFC Activities segment now includes activities formerly reported in the Woodbridge Other Operations segment and our Real Estate Operations segment is comprised of what was previously identified as the Land Division.
     In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”). As a result of this decision, the assets associated with the Projects have been classified as discontinued operations for all periods presented. For further information see Note 5.

2.	Cumulative Effect of Change in Accounting Principle
     On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of variable interest entities (“VIEs”). As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities (“QSPEs”) associated with prior securitization transactions which previously qualified for off-balance sheet sales treatment, and BankAtlantic Bancorp consolidated its joint venture that conducts a factoring business. Accordingly, Bluegreen’s special purpose finance entities and BankAtlantic Bancorp’s factoring joint venture are now consolidated in BFC’s financial statements, and resulted in a one-time non-cash after-tax reduction to retained earnings of $2.1 million, representing the cumulative effect of change in accounting principle associated with the consolidation of Bluegreen’s seven existing special purpose entities. No charges were recorded to retained earnings in connection with the consolidation of BankAtlantic Bancorp’s factoring joint venture.
     The consolidation of Bluegreen’s special purpose finance entities resulted in the following impacts to BFC’s Consolidated Statement of Financial Condition at January 1, 2010: (1) assets increased by $413.8 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of retained interests; (2) liabilities increased by $416.1 million, primarily representing the consolidation of non-recourse debt obligations to securitization investors, partially offset by the elimination of certain deferred tax liabilities; and (3) total equity decreased by approximately $2.3 million, including a decrease to noncontrolling interest of approximately $1.1 million.
     The impact of the adoption of the change in accounting principle on the related assets, related liabilities, noncontrolling interests and total equity are as follows (in thousands):

		Consolidation
			BankAtlantic
	December 31,	Bluegreen’s	Bancorp’s		January 1,
	2009	QSPEs	Joint Venture (1)	Total	2010
Restricted cash	$24,020	36,518	—	36,518	60,538
Loans receivable	3,678,894	—	3,214	3,214	3,682,108
Notes receivable	277,274	377,265	—	377,265	654,539
Real estate inventory	494,291	16,403	—	16,403	510,694
Retained interest in notes receivable sold	26,340	(26,340)	—	(26,340)	—
Investment in unconsolidated affiliates	15,272	—	(3,256)	(3,256)	12,016
Other assets	96,750	9,970	367	10,337	107,087

Change in related assets	$4,612,841	413,816	325	414,141	5,026,982

Other liabilities	$186,453	3,544	18	3,562	190,015
Deferred income taxes	31,204	1,233	—	1,233	32,437
Receivable -backed notes payable	237,416	411,369	—	411,369	648,785

Change in related liabilities	$455,073	416,146	18	416,164	871,237

Total BFC’s shareholders’ equity	$245,059	(1,212)	—	(1,212)	243,847
Noncontrolling interests	158,852	(1,118)	307	(811)	158,041

Total equity	$403,911	(2,330)	307	(2,023)	401,888

(1)	As a result of the adoption of the accounting guidance associated with the consolidation of VIEs, BFC consolidated BankAtlantic Bancorp’s factoring joint venture, BankAtlantic Business Capital, LLC (“BBC”). BankAtlantic Bancorp has restricted the funding to BBC for receivable factoring to a maximum of $5 million. Prior to January 1, 2010, the investment in BBC was accounted for using the equity method of accounting.

3.	Liquidity
     BFC
     Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen, Woodbridge and Core are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, short-term investments, dividends or distributions from our subsidiaries and dividends from Benihana. As discussed further in this Report, recent tax law changes have resulted in the anticipated receipt of significant tax refunds by our subsidiaries. We may use our available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments or to otherwise fund operations. Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp and does not expect to receive cash dividends from BankAtlantic Bancorp for the foreseeable future because BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock. Furthermore, certain of Bluegreen’s credit facilities contain certain terms which might limit the payment of cash dividends.
     We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, including anticipated tax refunds due our subsidiaries and proceeds from the disposition of certain properties or investments, will provide for anticipated near-term liquidity needs. With respect to our long-term liquidity requirements, in addition to the foregoing BFC may seek funds through the issuance of long-term secured and unsecured indebtedness, equity and/or debt securities or through the sale of assets, as determined to be appropriate by the Company; however, there is no assurance that any of these alternatives will be available to BFC on attractive terms, or at all, particularly if the adverse current economic and financial market conditions continue.
     Woodbridge
     The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, a further deterioration in consumer confidence, an overall softening of demand for new homes, a decline in the overall economy, increasing unemployment, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Furthermore, Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default. Subsequently, the lender was taken over by the FDIC and accordingly, the FDIC now holds the loan. While there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge is negotiating with representatives of the FDIC in an effort to bring about a satisfactory conclusion with regard to that debt. However, the outcome of the negotiations is uncertain.
     As previously disclosed, under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger between Woodbridge and BFC and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Woodbridge is currently a party to legal proceedings relating to the Dissenting Holders appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital which is reflected in the Company’s Consolidated Statements of Financial Condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of cash that we will be required to pay to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
     Core Communities
     During 2009, the recession continued and the demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core has severely limited its development expenditures in Tradition, Florida and has completely discontinued development activity in Tradition Hilton Head. Its assets have been impaired significantly and in an effort to bring about an orderly liquidation without a bankruptcy filing, Core commenced negotiations with all of its lenders and is seeking to liquidate its assets in an orderly way. Core is currently in default under the terms of all of its outstanding debt totaling approximately $139.0 million (excluding loans associated with assets held for sale of $71.4 million). Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets. During February 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head was placed under the control of a court appointed receiver. In connection with the receivership, Core entered into a separate agreement with the lender that, among other things, grants Core a right of first refusal to purchase the $25.3 million loan in the event that the lender decides to sell the loan to a third party. This loan is collateralized by inventory with a carrying value of $33.0 million, net of impairment charges of approximately $29.6 million in 2009. Separately, on April 7, 2010, and April 8, 2010, another of Core’s lenders filed a foreclosure action in South Carolina and Florida, respectively, seeking foreclosure of mortgage loans totaling approximately $113.7 million, plus additional interest and costs and expenses, including attorney fees. As of March 31, 2010, the carrying value of Core’s inventory collateralizing the defaulted loans that are the subject of the foreclosure proceedings was $82.9 million, net of impairment charges during 2009 of approximately $33.7 million. There was no impairment charge in the three months ended March 31, 2010. While negotiations with its lenders continue, there is no assurance that Core will be successful in reaching any agreement with its lenders with respect to resolution of these obligations.
     In December 2009, Core reinitiated efforts to sell the Projects and began soliciting bids from several potential buyers to purchase the assets associated with the Projects. Core has accepted an offer to sell the Projects, which has been approved by the lender with substantially all of the proceeds going to satisfy Core’s obligations to the lender, and Core believes that it is probable that it will sell the Projects in 2010. However, there is no assurance that the transaction will close or that Core will be released from its obligations. As of the date of this filing, the sale was still in the due diligence phase. See Note 5 for further information regarding the Projects.
     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding was scheduled in three installments: the first installment of $100,000 was due October 21, 2009; the second installment of $450,000 was due on January 1, 2010; and the final installment was due on April 1, 2010. Additionally, Core was obligated to fund certain staffing costs of $200,000 under the terms of this agreement. Core did not pay any of the required installments and has not funded the $200,000 payment for staffing. On November 5, 2009, Core received a notice of default from the city for non payment. Core is in discussions with one of its lenders to fund the required payments out of an interest reserve account established under its loan agreement with that lender while it seeks to resolve this issue. However, in the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city, which could result in a loss of entitlements associated with the development project.
     Based on an ongoing evaluation of its cost structure and in light of current market conditions, Core reduced its head count by 41 employees during 2009, resulting in approximately $1.3 million of severance charges recorded during the fourth quarter of 2009. In the first quarter of 2010, severance related payments at Core totaled approximately $577,000.
     The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and as they arise. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and it is not currently anticipated that Woodbridge will provide additional funds to Core. Core’s results are reported in the Real Estate Operations segment in Note 18. Core’s financial information included in the consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty.

     BankAtlantic Bancorp and BankAtlantic
     Both BankAtlantic Bancorp Parent Company and BankAtlantic actively manage liquidity and cash flow needs. BankAtlantic Bancorp Parent Company had cash of $5.1 million as of March 31, 2010, does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $72.3 million would be due in December 2013 if interest is deferred until that date. BankAtlantic Bancorp Parent Company’s operating expenses for the three months ended March 31, 2010 and 2009 were $1.6 million and $1.7 million, respectively, and its non-interest income was $0.5 million and $0.5 million, respectively. At March 31, 2010, other assets included BankAtlantic Bancorp Parent Company’s $5.2 million receivable from the sale of a non-performing loan. The cash from the sale of the loan was received in April 2010. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of borrowings under its lines of credit and Treasury and Federal Reserve lending programs. As of March 31, 2010, BankAtlantic had $444 million of cash and approximately $802 million of available unused borrowings, consisting of $644 million of unused FHLB line of credit capacity, $73 million of unpledged securities, and $85 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to periodic reviews and may be terminated, suspended or reduced at any time. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow or make terms of the borrowings and deposits less favorable. As a result, the cost of funds may increase and the availability of funding sources may decrease.
     The substantial uncertainties throughout the Florida and national economies and U.S. banking industry coupled with current market conditions have adversely affected BankAtlantic Bancorp’s and BankAtlantic’s results. As of March 31, 2010, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. BankAtlantic’s communications with the OTS include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to BankAtlantic Bancorp Parent Company. If higher capital requirements are imposed by its regulators, BankAtlantic could be required to raise additional capital. If BankAtlantic is required to raise additional capital, there is no assurance that BankAtlantic Bancorp Parent Company or BankAtlantic would be successful in raising additional capital on favorable terms or at all. Although BankAtlantic Bancorp and BankAtlantic have experienced operating losses since June 2007, BankAtlantic maintains capital at “well capitalized” levels and BankAtlantic Bancorp Parent Company believes that it maintains sufficient liquidity to fund operations at least through March 31, 2011. However, if unanticipated market factors emerge and/or BankAtlantic Bancorp is unable to execute its plans or if BankAtlantic or BankAtlantic Bancorp requires capital and BankAtlantic Bancorp is unable to raise capital, it could have a material adverse impact on BankAtlantic Bancorp’s business, results of operations and financial condition.

4.	Bluegreen Share Acquisition
     On November 16, 2009, approximately 7.4 million shares of the common stock of Bluegreen were purchased for an aggregate purchase price of approximately $23 million, increasing our interest from 9.5 million shares, or 29%, of Bluegreen’s common stock to 16.9 million shares, or 52%, of Bluegreen’s common stock which represents a controlling interest in Bluegreen. As a result, the Company consolidates all of Bluegreen’s wholly-owned subsidiaries and entities in which Bluegreen holds a controlling financial interest. The Company also consolidates Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), in which Bluegreen holds a 51% equity interest, has an active role as the day-to-day manager of its activities, and has majority voting control of its management committee. The operating results of Bluegreen are included in the Company’s Bluegreen Resorts and Bluegreen Communities segments.
     As part of the accounting for the November 2009 Bluegreen share purchase acquisition, management is continuing to evaluate the fair value of Bluegreen’s inventory and certain of Bluegreen’s contracts, and as such, certain amounts at December 31, 2009 and March 31, 2010 are estimates and are subject to revision as more detailed analyses are completed and additional information becomes available. Any change resulting from the final evaluation of the inventory and contracts of Bluegreen as of the acquisition date may change the amount of the $183.1 million bargain purchase gain recorded during the fourth quarter of 2009.

5.	Discontinued Operations
Real Estate
     Core Communities
     In December 2009, Core Communities reinitiated efforts to sell the Projects and began soliciting bids for the immediate sale of the Projects in their present condition from several potential buyers. As indicated below, Core has determined that it is probable that it will sell the Projects in 2010. Due to this decision, the assets associated with the Projects that are for sale have been classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets.
     The assets were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Additionally, the results of operations for the Projects were reclassified to income from discontinued operations. Depreciation related to these assets held for sale ceased in December 2009. The Company has elected not to separate these assets in the Consolidated Statements of Cash Flows for the periods presented. Management reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that an impairment charge was necessary to write down the aggregate carrying value of the Projects to fair value less the estimated costs to sell and, accordingly, recorded an impairment charge of approximately $13.6 million in the fourth quarter of 2009. As of March 31, 2010, the Company determined that these assets were appropriately recorded at the lower of cost or fair value less the costs to sell.
     The following table summarizes information regarding the assets held for sale and liabilities related to the assets held for sale for the Projects as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009

Restricted cash	$1,191	538
Property and equipment, net	61,608	61,588
Other assets	8,494	9,774

Assets held for sale	$71,293	71,900

Accounts payable, accrued liabilities and other	$1,764	1,602
Notes and mortgage payable	74,533	74,749

Liabilities related to assets held for sale	$76,297	76,351

     The following table summarizes the results of operations for the Projects (in thousands):

	March 31,	March 31,
	2010	2009

Revenue and other income	$1,834	2,002
Costs and expenses	2,083	2,806

Loss before income taxes	(249)	(804)
Benefit for income taxes	—	—

Loss from discontinued operations	$(249)	(804)

     Core is the obligor under $71.4 million of loans as of March 31, 2010, which are collateralized by the Projects and these loans are currently in default. Core has accepted an offer to sell the Projects, which has been approved by the lender. It is anticipated that substantially all of the proceeds from the sale will be paid to the lender in satisfaction of Core’s obligations to the lender. However, there can be no assurance that the transaction will close or that Core will be released from its obligations. As of the date of this filing, the sale was still in the due diligence phase.
Financial Services
     On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined Ryan Beck revenues during the two-year period immediately following the Ryan Beck sale, which ended on February 28, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. BankAtlantic Bancorp received additional earn-out consideration of $4.2 million during the three months ended March 31, 2009.

6.	Fair Value Measurement
     Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three main valuation techniques to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach. The accounting literature defines an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at March 31, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$152,594	—	152,594	—
REMICS (1)	89,648	—	89,648	—
Bonds	250	—	—	250
Benihana Convertible Preferred Stock	20,247	—	—	20,247
Other equity securities	15,737	15,737	—	—

Total securities available for sale at fair value	$278,476	15,737	242,242	20,497

     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$211,945	—	211,945	—
REMICS (1)	107,347	—	107,347	—
Bonds	250	—	—	250
Benihana Convertible Preferred Stock	17,766	—	—	17,766
Other equity securities	9,067	9,067	—	—

Total securities available for sale at fair value	346,375	9,067	319,292	18,016
Retained interest in notes receivable sold	26,340	—	—	26,340

Total assets measured at fair value on a recurring basis	$372,715	9,067	319,292	44,356

(1)	Real estate mortgage investment conduits (REMICS) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.
There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements.

     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

	Retained
	Interests in		Benihana
	Notes		Convertible	Equity
	Receivable Sold	Bonds	Preferred Stock	Securities	Total
Beginning Balance	$26,340	250	17,766	—	44,356
Total gains and losses (realized/unrealized) Cumulative effect of change in accounting principle (1)	(26,340)	—	—	—	(26,340)
Included in other comprehensive income	—	—	2,481	—	2,481
Purchases, issuances, and settlements	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at March 31, 2010	$—	250	20,247	—	20,497

(1)	Retained interests in notes receivable sold was eliminated upon a change in accounting principle. For further information see Note 2.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

		Benihana
		Convertible	Equity
	Bonds	Preferred Stock	Securities	Total
Beginning Balance	$250	16,426	1,588	18,264
Total gains and losses (realized/unrealized) Included in earnings	—	—	—	—
Included in other comprehensive loss	—	(42)	(336)	(378)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance at March 31, 2009	$250	16,384	1,252	17,886

     The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.
     The fair values of mortgage-backed and real estate mortgage conduit securities are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that BankAtlantic Bancorp owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, BankAtlantic Bancorp reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. BankAtlantic Bancorp reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.
     Bonds and equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources to value bonds and equity securities, if available. Also non-binding broker quotes are obtained to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, these securities are valued either using the income approach and pricing models that BankAtlantic Bancorp developed or based on observable market data that BankAtlantic Bancorp has adjusted based on management’s judgment of the factors a market participant would use to value the securities (Level 3).
     The estimated fair value of the Company’s investment in Benihana’s Series B Convertible Preferred Stock (“Convertible Preferred Stock”) was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s common stock that BFC would receive upon conversion of its shares of Benihana Convertible Preferred Stock.

     The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments
	As of	for Identical	Other Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2010	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Loans measured for impairment using the fair value of the collateral	$189,832	—	—	189,832	21,581
Impaired real estate owned	665	—	—	665	143

Total	$190,497	—	—	190,497	21,724

     The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2009 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments
	As of	for Identical	Other Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2009	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Loans measured for impairment using the fair value of the collateral	$36,208	—	—	36,208	9,860
Impaired real estate owned	1,590	—	—	1,590	211
Impaired goodwill	—	—	—	—	8,541

Total	$37,798	—	—	37,798	18,612

     There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
     Loans Receivable Measured For Impairment
     Impaired loans receivable are generally valued based on the fair value of the underlying collateral. BankAtlantic Bancorp primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and these values may also be adjusted for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans receivable, judgment on market conditions is used to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral uses Level 3 inputs. BankAtlantic Bancorp generally uses third party broker price opinions or an automated valuation service to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-downs when these loans become 120 days delinquent. The third party valuations from real estate professionals use Level 3 inputs in the determination of the fair values.
     Impaired Real Estate Owned
     Real estate owned is generally valued with the assistance of third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties and these values may also be adjusted for changes in market conditions subsequent to the valuation date when current appraisals are not available. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties use Level 3 inputs in the determination of fair value.

     Impaired Goodwill
     In determining the fair value of BankAtlantic Bancorp’s reporting units in the test of goodwill for impairment, BankAtlantic Bancorp uses discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to BankAtlantic Bancorp’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. BankAtlantic Bancorp used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections include anticipated growth in loan, tax certificates, securities, interest rates and revenue. The discount rates are estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could significantly impact the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units use Level 3 inputs in the determination of fair value.
     Goodwill of $12.2 million associated with BankAtlantic Bancorp’s capital services reporting unit was determined not to be impaired and is included on the Company’s Consolidated Statements of Financial Condition as of March 31, 2010 and December 31, 2009. The capital services goodwill was tested for potential impairment on September 30, 2009 (the annual testing date). There were no events that occurred since the annual testing date that BankAtlantic Bancorp believes would more likely than not reduce the carrying value of BankAtlantic Bancorp’s capital services reporting unit below its fair value.
Financial Disclosures about Fair Value of Financial Instruments
     The following table presents information for financial instruments at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$516,860	516,860	315,580	315,580
Federal funds sold and short-term investments	500	500	500	500
Restricted cash	53,178	53,178	24,020	24,020
Securities available for sale	278,476	278,476	346,375	346,375
Investment securities	1,981	1,981	9,654	9,654
Tax Certificates	88,438	90,130	110,991	112,472
Federal Home Loan Bank stock	48,751	48,751	48,751	48,751
Retained interest in notes receivable sold	—	—	26,340	26,340
Loans receivable including loans held for sale, net	3,504,955	3,223,475	3,683,441	3,381,796
Notes receivable	626,131	660,000	277,274	277,274

Financial liabilities:
Deposits	$4,042,689	4,044,226	3,948,818	3,950,840
Advances from FHLB	152,008	152,009	282,012	282,912
Short term borrowings	27,302	27,302	27,271	27,271
Receivable-backed notes payable	619,563	598,319	237,416	237,416
Notes and mortgage notes payable and other borrowings	381,260	379,147	395,361	392,047
Mortgage payables associated with assets held for sale	74,533	74,533	74,749	74,749
Junior subordinated debentures	450,374	191,156	447,211	170,598

     Management of the respective consolidated companies have made estimates of fair value that they believe to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income and market approach techniques with Level 3 unobservable inputs, there is no assurance that the Company or its subsidiaries would receive the estimated value upon sale or disposition of the asset. Management estimates used in net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
     Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.
     The fair value of performing loans is calculated by using an income approach with Level 3 inputs. The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on BankAtlantic Bancorp’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management of BankAtlantic Bancorp assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades.
     The fair value of tax certificates was calculated using the income approach with Level 3 inputs. The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.
     The fair value of FHLB stock is considered to be its carrying amount.
     The fair values of Bluegreen notes receivable are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.
     As permitted by applicable accounting guidance, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above table to equal to book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated by the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.
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
     The estimated fair values of notes and mortgage notes payable and other borrowings, including receivable-backed notes payable were based upon current rates and spreads it would pay to obtain similar borrowings and also used discounted values of contractual cash flows at a market discount rate.
     The fair value of BankAtlantic Bancorp’s mortgage-backed bond as of December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate. The mortgage-backed bonds were retired during the three months ended March 31, 2010 resulting in a $7,000 loss.
     In determining the fair value of BankAtlantic Bancorp’s junior subordinated debentures, BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $63.4 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $248.3 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools with no liquidity or readily determinable source for valuation (“private debentures”). BankAtlantic Bancorp has deferred the payment of interest with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at March 31, 2010 and December 31, 2009, and as a practical expedient, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded.

     The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures as of March 31, 2010 and December 31, 2009 were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not considered significant. (See Note 19 for the contractual amounts of BankAtlantic’s financial instrument commitments.)

7.	Securities Available for Sale
     The following tables summarize securities available for sale (in thousands):

	As of March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$145,943	6,651	—	152,594
Real estate mortgage investment conduits (1)	86,544	3,104	—	89,648

Total mortgage-backed securities	232,487	9,755	—	242,242

Investment Securities:
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,426	3,821	—	20,247
Equity and other securities	15,580	161	4	15,737

Total investment securities	32,256	3,982	4	36,234

Total	$264,743	13,737	4	278,476

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
Real estate mortgage investment conduits (1)	104,329	3,037	19	107,347

Total mortgage-backed securities	307,314	11,998	20	319,292

Investment Securities:
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,426	1,340	—	17,766
Equity and other securities	8,947	126	6	9,067

Total investment securities	25,623	1,466	6	27,083

Total	$332,937	13,464	26	346,375

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Equity securities available for sale	$—	—	6	(4)	6	(4)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$—	—	159	(1)	159	(1)
Real estate mortgage investment conduits	—	—	21,934	(19)	21,934	(19)
Equity securities	4	(6)	—	—	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

     Unrealized losses on debt securities outstanding greater than twelve months at December 31, 2009 were primarily caused by changes in interest rates. These securities, which are guaranteed by government sponsored enterprises, are of high credit quality, and management of BankAtlantic Bancorp believes that these securities may recover their losses in the foreseeable future. Further, management of BankAtlantic Bancorp does not currently intend to sell these debt securities and believes it will not be required to sell these debt securities before the price recovers. Accordingly, BankAtlantic Bancorp does not consider these investments other-than-temporarily impaired at March 31, 2010.
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
March 31, 2010 (1) (2)	Cost	Value
Due within one year	$251	251
Due after one year, but within five years	42	43
Due after five years, but within ten years	29,787	30,732
Due after ten years	202,657	211,466

Total	$232,737	242,492

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.
     Included in Financial Services securities activities, net in the Company’s Consolidated Statements of Operations were (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Gross gains on securities sales	$3,138	4,440

Gross losses on securities sales	—	—

Proceed from sales of securities	46,907	162,170

BFC — Benihana Investment
     The Company owns 800,000 shares of Benihana’s Convertible Preferred Stock. The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.67, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 19% voting interest and an approximately 9% economic interest in Benihana.
     The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana on June 8, 2004 to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price of $20 million plus accumulated dividends on July 2, 2014 unless BFC elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. At March 31, 2010, the closing price of Benihana’s Common Stock was $6.83 per share. The market value of the Convertible Preferred Stock if converted at March 31, 2010 would have been approximately $10.8 million.
     At March 31, 2010, the Company’s estimated fair value of its investment in Benihana’s Convertible Preferred Stock was approximately $20.2 million, which includes a gross unrealized gain of approximately $2.5 million for the three months ended March 31, 2010. The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s Common Stock that BFC would receive upon conversion of its shares of Benihana’s Convertible Preferred Stock.

8.	Loans Receivable
     The consolidated loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Real estate loans:
Residential	$1,459,969	1,538,906
Builder land loans	30,279	57,807
Land acquisition and development	151,150	182,235
Land acquisition, development and construction	20,195	26,184
Construction and development	197,373	211,809
Commercial	696,188	688,386
Consumer — home equity	653,809	669,690
Small business	211,523	213,591
Other loans:
Commercial business	137,764	155,226
Small business — non-mortgage	97,371	99,113
Consumer loans	15,907	15,935
Deposit overdrafts	3,420	4,816

Total gross loans	3,674,948	3,863,698

Adjustments:
Premiums, discounts and net deferred fees	2,574	2,414
Allowance for loan losses	(177,597)	(187,218)

Loans receivable — net	$3,499,925	3,678,894

Loans held for sale	$5,030	4,547

     Loans held for sale at March 31, 2010 and December 31, 2009 are loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement between the parties, the mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period that BankAtlantic owns the loan. Gains from the sale of loans held for sale were $54,000 and $112,000 for the three months ended March 31, 2010 and 2009, respectively.
     BankAtlantic Bancorp sold builder land bank loans and land acquisition and development loans for net proceeds of $26.4 million resulting in charge-offs of $19.6 million. BankAtlantic Bancorp had established $17.7 million of specific valuation allowances on these loans as of December 31, 2009.
     Undisbursed loans in process consisted of the following components (in thousands):

	March 31,	December 31,
	2010	2009
Construction and development	$41,838	43,432
Commercial	36,583	25,696

Total undisbursed loans in process	$78,421	69,128

     Allowance for Loan Losses (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$187,218	137,257
Loans charged-off	(41,423)	(23,929)
Recoveries of loans previously charged-off	1,047	792

Net charge-offs	(40,376)	(23,137)
Provision for loan losses	30,755	44,277

Balance, end of period	$177,597	158,397

     The following summarizes impaired loans (in thousands):

	March 31, 2010		December 31, 2009
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$280,556	73,179	249,477	70,485
Impaired loans without specific valuation allowances	183,038	—	196,018	—

Total	$463,594	73,179	445,495	70,485

     Impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loan’s effective interest rate was equal to or greater than the carrying value of the loan, or large groups of smaller-balance homogeneous loans that are collectively measured for impairment.
     BankAtlantic Bancorp continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan becomes impaired and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of March 31, 2010 was $215.3 million of collateral dependent loans, of which $155.6 million were measured for impairment using current appraisals and $59.7 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $5.7 million to reflect current market conditions on 17 loans due to property value declines since the last appraisal dates.

     As of March 31, 2010, impaired loans with specific valuation allowances had been previously written down by $57.5 million and impaired loans without specific valuation allowances had been previously written down by $75.4 million. BankAtlantic had commitments to lend $3.8 million of additional funds on impaired loans as of March 31, 2010.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Contracted interest income	$5,677	5,097
Interest income recognized	(244)	(694)

Foregone interest income	$5,433	4,403

9.	Notes Receivable
     The table below sets forth additional information relative to Bluegreen notes receivable (in thousands).

	March 31,	December 31,
	2010	2009
Notes receivable, gross	$779,599	356,133
Discount on notes receivable	(72,352)	(74,873)

Notes receivable, net of discount	707,247	281,260
Allowance for loan losses	(81,116)	(3,986)

Notes receivable, net	$626,131	277,274

     The discount on the purchase price related to notes receivable acquired on November 16, 2009 is being accreted using the effective interest method and recognized as interest income over the life of the loans. As a result, the Company recognized $2.5 million for the three months ended March 31, 2010.
     The table below sets forth the activity in the allowance for uncollectible notes receivable during the three months ended March 31, 2010 (in thousands):

Balance at December 31, 2009	$3,986
One-time impact of the amendment to the accounting guidance for transfer of financial assets and the amendment to the accounting guidance for the consolidation of VIEs (see Note 2)	86,252
Provision for loan losses	4,847
Write-offs of uncollectible receivables	(13,969)

Balance at March 31, 2010	$81,116

     The weighted-average interest rate on Bluegreen notes receivable was 15.1% and 14.8% at March 31, 2010 and December 31, 2009, respectively. Bluegreen notes receivables are secured by vacation ownership interests (“VOIs”) and by homesites. All of its VOI notes receivable, which comprise the majority of the notes receivable, bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.2% and 14.9% at March 31, 2010 and December 31, 2009, respectively. Approximately 85.9% of Bluegreen notes receivable secured by home sites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted-average interest rate charged on loans secured by home sites was 8.2% and 8.8% at March 31, 2010 and December 31, 2009, respectively.
     Bluegreen’s VOI notes receivable are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.

10.	Variable Interest Entities — Bluegreen
     In accordance with the guidance for the consolidation of variable interest entities, Bluegreen analyzes its variable interests, including loans, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. Bluegreen also uses its qualitative analyses to determine if it must consolidate a variable interest entity as the primary beneficiary.
     Bluegreen sells, without recourse, through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the notes receivable for a fee. With each securitization, Bluegreen generally retains a portion of the securities.
     Pursuant to generally accepted accounting principles that existed prior to 2010, seven of Bluegreen’s eight special purpose finance entities met the definition of a qualified special purpose entity, and Bluegreen was not required to consolidate those seven entities in its financial statements. Upon the adoption of the new accounting topics related to transfers of financial assets (see Note 2 for additional information), Bluegreen was required to evaluate these entities for consolidation. Since Bluegreen created these entities to serve as a financing vehicle for holding assets and related liabilities, and the entities have no equity investment at risk, they are considered variable interest entities. Furthermore, since Bluegreen continues to service the notes and retain rights to receive benefits that are potentially significant to the entities, Bluegreen has concluded that it is the entities’ primary beneficiary and, therefore, now consolidates these entities into its financial statements. Please see Note 2 for the impact of initial consolidation of these entities.
     At March 31, 2010, the principal balance of VOI notes receivable included within the Company’s Consolidated Statement of Financial Condition that are collateral for the variable interest entities’ obligations totaled $601.1 million. In addition, approximately $36.5 million of Bluegreen’s restricted cash is held in accounts for the benefit of the variable interest entities. Further, at March 31, 2010, the carrying amount of the consolidated liabilities included within the Company’s Consolidated Statement of Financial Condition for these variable interest entities totaled $516.3 million, comprised of non-recourse receivable-backed notes payable. The debt of these entities is generally non-recourse to Bluegreen. See Note 14 below under the heading Receivable-Backed Notes Payable.
     Under the terms of Bluegreen’s timeshare note sales, Bluegreen has the right at its option to repurchase defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the defaulted mortgage note. The transaction documents typically limit such repurchases to 15-20% of the receivables originally funded into the transaction. Voluntary repurchases by Bluegreen of defaulted notes during the first quarter of 2010 were $14.1 million.

11.	Real Estate Inventory
     Real estate held for development and sale consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Land and land development costs	$259,157	264,454
Bluegreen resorts	237,418	222,026
Other costs	464	552
Land and facilities held for sale	8,027	7,259

Total	$505,066	494,291

     Inventory consisted of the combined real estate assets of Bluegreen Resorts, Bluegreen Communities, Core Communities, Carolina Oak, BankAtlantic Bancorp’s residential construction development acquired in 2002 and BankAtlantic Bancorp land facilities held for sale.
     As a result of Bluegreen’s continued low sales volume, reduced prices, and the impact of reduced sales on the forecasted sell-out period of its projects, the Company recorded non-cash charges to cost of real estate sales of approximately $3.0 million, net of purchase accounting adjustments, during the first quarter of 2010, to write-down the inventory balances of certain phases of Bluegreen’s completed properties to their estimated net realizable value.

12.	Investments in Unconsolidated Affiliates
     As previously discussed, approximately 7.4 million additional shares of Bluegreen’s common stock were purchased on November 16, 2009, increasing our ownership in Bluegreen to 16.9 million shares, or 52% of Bluegreen’s outstanding common stock. As a result of the purchase, the Company has a controlling interest in Bluegreen and, accordingly, has consolidated Bluegreen’s results since November 16, 2009 into the Company’s financial statements.
     Prior to November 16, 2009, the investment in Bluegreen was accounted for using the equity method of accounting. The cost of the Bluegreen investment was adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements related to the amortization or accretion of purchase accounting made at the time of the initial acquisition of Bluegreen’s common stock and a basis difference due to impairment charges recorded on the investment in Bluegreen, as described below. During the quarter ended March 31, 2009, a $20.4 million impairment charge was recorded and earnings of $6.3 million recognized on its equity method investment in Bluegreen.
     The following table shows the reconciliation of the Company’s pro rata share of Bluegreen’s net income to the Company’s share of total earnings from Bluegreen (in thousands):

March 31,
2009

Pro rata share of Bluegreen’s net income	$1,082
Amortization of basis difference (a)	5,254

Total earnings from Bluegreen Corporation	$6,336

(a)	As a result of the impairment charges previously taken, a basis difference was created between the investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen are adjusted each period to reflect the amortization of this basis difference. As such, a methodology was established to allocate the impairment loss to the relative estimates of the fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization was calculated based on the useful lives of the underlying assets and other relevant data associated with each asset category.

13.	Goodwill
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic Bancorp’s business units, BankAtlantic has reduced its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization. Based on the results of an interim goodwill impairment evaluation undertaken during the first quarter of 2009, an impairment charge of $8.5 million, net of purchase accounting from the step acquisition of approximately $0.6 million, was recorded during the three months ended March 31, 2009. No such impairments were recorded during the three months ended March 31, 2010.

14.	Debt
Woodbridge
     The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, a further deterioration in consumer confidence, an overall softening of demand for new homes, a decline in the overall economy, increasing unemployment, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Furthermore, Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default. Subsequently, the lender was taken over by the FDIC and accordingly, the FDIC now holds the loan. While there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge is negotiating with representatives of the FDIC in an effort to bring about a satisfactory conclusion with regard to that debt. However, the outcome of the negotiations is uncertain.
Core
     Core is currently in default under the terms of all of its outstanding debt totaling approximately $139.0 million (excluding loans associated with assets held for sale of $71.4 million). Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets. During February, 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head had been placed under the control of a court appointed receiver. In connection with the receivership, Core entered into a separate agreement with the lender that, among other things, grants Core a right of first refusal to purchase the $25.3 million loan in the event that the lender decides to sell the loan to a third party. This loan is collateralized by inventory with a carrying value of $33.0 million, net of impairment charges of approximately $29.6 million in 2009. Separately, on April 7, 2010, and April 8, 2010, another of Core’s lenders filed a foreclosure action in South Carolina and Florida, respectively, seeking foreclosure of mortgage loans totaling approximately $113.7 million, plus additional interest and costs and expenses, including attorney fees. As of March 31, 2010, the carrying value of Core’s inventory collateralizing the defaulted loans that are part of the foreclosure proceedings was $82.9 million, net of impairment charges during 2009 of approximately $33.7 million. There was no impairment charge in the three months ended March 31, 2010. While negotiations with its lenders continue, there is no assurance that Core will be successful in reaching any agreement with its lenders with respect to resolution of these obligations.
     Core Communities’ land acquisition and development mortgage notes payable are collateralized by inventory of real estate with approximate net carrying values aggregating $116.0 million and $116.9 million as of March 31, 2010 and December 31, 2009, respectively. Core’s credit agreements had no availability as of March 31, 2010.
Bluegreen
     Bluegreen’s pledged assets under its facilities and notes payable as of March 31, 2010 and December 31, 2009 had a carrying amount of approximately $325.1 million and $336.6 million, respectively.
     The GMAC AD&C Facility. During the first quarter of 2010, Bluegreen repaid $8.2 million of the outstanding balance under this facility. As of March 31, 2010, Bluegreen had no availability under this facility.
     The GMAC Communities Facility. During the first quarter of 2010, Bluegreen repaid $1.6 million on this facility. As of March 31, 2010, Bluegreen had no availability under this facility.

     During April 2010, GMAC assigned all rights, title, and interest in the GMAC Communities Facility to H4BG, LP. This assignment did not affect any of the material financial terms of the loan agreement and this facility will subsequently be known as the H4BG Communities Facility.
     The Wachovia Notes Payable. As of March 31, 2010, Bluegreen had approximately $21.9 million of outstanding debt to Wachovia Bank, N.A. (“Wachovia”) under various notes payable collateralized by certain of Bluegreen’s timeshare resorts or sales offices (the “Wachovia Notes Payable”). During the first quarter of 2010, Bluegreen made a required principal payment of $2.6 million related to the various Wachovia Note Payable loans. In April 2010, Bluegreen executed an agreement with Wells Fargo Bank, N.A, the parent Company of Wachovia (“Wells Fargo”) to refinance the remaining $21.9 million outstanding under the Wachovia Notes Payable into a new term loan. See Wells Fargo Term Loan below for further details.
     The Wachovia Line-of-Credit. As of March 31, 2010, Bluegreen had an unsecured line-of-credit with Wachovia. Amounts borrowed under the line bear interest at 30-day LIBOR plus 1.75% (2.00% at March 31, 2010). Interest is due monthly. During the first quarter of 2010, Bluegreen repaid $1.2 million on this line-of-credit. In April 2010, the remaining $14.5 million was refinanced by Wells Fargo Bank, N.A. See Wells Fargo Term Loan below for further details.
     The Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated Bluegreen’s notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). As described above, the notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, Bluegreen made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the existing Wachovia debt. The Wells Fargo Term Loan is scheduled to mature on April 30, 2012 and bears interest at 30-day LIBOR + 6.87%. Principal payments will be effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum required amortization of $5.2 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of Bluegreen’s sold VOI notes receivables as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral the residual interest in one future transaction which creates such a retained interest. The Wells Fargo Term loan contains certain financial and non-financial covenants that Bluegreen believes are typical to these types of transactions.
Receivable-Backed Notes Payable
     Bluegreen’s pledged receivables under its receivable-backed notes payable as of March 31, 2010 and December 31, 2009 had a principal balance before purchase accounting adjustments of approximately $724.6 million and $292.9 million, respectively.
     Liberty Bank Facility. During the first quarter of 2010, Bluegreen pledged $8.3 million of VOI notes receivable to this facility and received cash proceeds of $7.5 million. Bluegreen also made repayments of $4.7 million on the facility during the first quarter of 2010. In April 2010, Bluegreen transferred $1.2 million of VOI notes receivable to Liberty and received cash proceeds of $1.1 million.
     GE Bluegreen/Big Cedar Receivables Facility. During the first quarter of 2010, Bluegreen repaid $2.4 million on this facility.
     The Wells Fargo Facility. During the first quarter of 2010, Bluegreen repaid $3.1 million on this facility.
     BB&T Purchase Facility. During the first quarter of 2010, Bluegreen did not pledge any VOI notes receivable to this facility. Bluegreen made repayments of $9.0 million on the facility during the first quarter of 2010.
     As discussed further in Notes 2 and 10 above, on January 1, 2010, Bluegreen consolidated its special purpose finance entities and associated receivable-backed notes payable. These entities and its associated debt were not required to be consolidated during periods prior to January 1, 2010. Historically, Bluegreen has been a party to a number of securitization-type transactions, in which it sold receivables to one of its special purpose finance entities which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. The receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties). Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of March 31, 2010, Bluegreen was in compliance with all applicable terms and no trigger events had occurred.
     The table below sets forth the balances as of March 31, 2010 of Bluegreen’s receivable-back notes payable facilities previously reported as off-balance sheet (in thousands):

	As of
	March 31, 2010
Non-recourse receivable-backed notes
payable previously reported as off-balance
sheet (except for the BB&T Purchase facility):	Debt Balance	Interest Rate
BB&T Purchase Facility	$122,302	5.75%
GE 2004 Facility	11,611	7.16%
2004 Term Securitization	24,894	5.27%
2005 Term Securitization	70,682	5.98%
GE 2006 Facility	58,505	7.35%
2006 Term Securitization	64,001	6.16%
2007 Term Securitization	119,531	7.32%
2008 Term Securitization	44,807	7.88%

Total	$516,333

Junior Subordinated Debentures
     As more fully disclosed in Note 23 “Junior Subordinated Debentures” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, some of the Company’s subsidiaries have formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in its junior subordinated debentures. The Trusts are variable interest entities in which the Company’s subsidiaries are not the primary beneficiaries as defined by the accounting guidance for consolidation. Accordingly, the Company does not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.
     On March 30, 2010, the interest rate on the securities issued by the Levitt Capital Trust (“LCT”) I contractually changed from a fixed-rate of 8.11% to a variable rate equal to the 3-month LIBOR + 3.85% (4.14% as of March 31, 2010).
     On July 30, 2010, the interest rate on the securities issued by the LCT II is contractually scheduled to change from a fixed- rate of 8.09% to a variable rate equal to the 3-month LIBOR + 3.80%.
     On March 30, 2010, the interest rate on the securities issued by the Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.19% as of March 31, 2010).
     On July 30, 2010, the interest rate on the securities issued by the BST II and the BST III are contractually scheduled to change from a fixed- rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85%.

15.	Development Bonds Payable
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
     Core’s bond financing at March 31, 2010 and December 31, 2009 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $165.8 million and $170.8 million, respectively. Bond obligations at March 31, 2010 mature in 2035 and 2040. As of March 31, 2010, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During each of the three months ended March 31, 2010 and 2009, Core recorded a liability of approximately $159,000 in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. Based on Core’s approximate 91% ownership of property within the special assessment district as of March 31, 2010, it will be responsible for the payment of approximately $10 million in assessments by March 2011. If Core sells land within the special assessment district and reduces its ownership percentage, the potential payment of approximately $10 million would decrease in relation to the decrease in the ownership percentage. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     A liability was recorded for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of March 31, 2010 and December 31, 2009, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million, of which $3.1 million is included in the liabilities related to assets held for sale in the accompanying Consolidated Statements of Financial Condition.

16.	Interest Expense
     The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,
	March 31,
	2010	2009
Real Estate and Other:
Interest incurred on borrowings	$20,002	3,882
Interest capitalized	(71)	(1,634)

	19,931	2,248

Financial Services:
Interest on deposits	7,057	12,987
Interest on advances from FHLB	958	7,164
Interest on short term borrowings	8	172
Interest on debentures and bonds payable	3,821	4,452

	11,844	24,775

Total interest expense	$31,775	27,023

17.	Noncontrolling Interests
     The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
BankAtlantic Bancorp	$74,886	88,910
Bluegreen	38,535	41,905
Joint ventures	29,353	28,037

	$142,774	158,852

     The following table summarizes the noncontrolling interests (loss) earnings recognized by others with respect to the Company’s subsidiaries for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Noncontrolling interest — Continuing Operations
BankAtlantic Bancorp	$(13,019)	(32,649)
Woodbridge	—	11,910
Bluegreen	(2,796)	—
Joint ventures	1,150	(219)

	$(14,665)	(20,958)

Noncontrolling interest — Discontinued Operations:
BankAtlantic Bancorp	$—	2,943
Woodbridge	—	(614)

	$—	2,329

	$(14,665)	(18,629)

18.	Segment Reporting
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
     As a result of the Woodbridge merger on September 21, 2009 and the Bluegreen share acquisition on November 16, 2009, in each case as described above, the Company reorganized its reportable segments to better align its segment reporting with the current operations of its businesses. The Company’s business activities currently consist of (i) Real Estate and Other activities and (ii) Financial Services activities. These business activities are reported through six segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. As a result of this reorganization, our BFC Activities segment now includes, in addition to other activities historically included in this segment, Woodbridge Other Operations (which was previously a separate segment). Our Real Estate Operations segment is now comprised of what was previously identified as our Land Division, including the real estate business activities of Core Communities and Carolina Oak.

     BFC’s consolidated financial statements include the results of operations of Bluegreen since November 16, 2009 (when we acquired a controlling interest in Bluegreen), and Bluegreen’s results of operations are reported through the Bluegreen Resorts and Bluegreen Communities segments. Prior to November 16, 2009, we owned approximately 9.5 million shares of Bluegreen’s common stock, representing approximately 29% of such stock, the investment in Bluegreen was accounted for under the equity method of accounting, and our interest in Bluegreen’s earnings and losses was included in our BFC Activities segment. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and are reported in two segments: BankAtlantic and BankAtlantic Bancorp Parent Company.
     The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segment might differ but, in management’s view, the relative trends in segments would not likely be impacted. The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Intersegment transactions are eliminated in consolidation. The Company evaluates segment performance based on its segment net income (loss).
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     The BFC Activities segment consists of BFC operations, our investment in Benihana, and other operations of Woodbridge described below. BFC operations primarily consists of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides services in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by BFC/CCC, Inc., our wholly owned subsidiary (“BFC/CCC”). Other operations includes the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant franchisor operating within the quick service and organic food industries, the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”) and other investments. In addition, prior to obtaining a controlling interest in Bluegreen on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting and our interest in Bluegreen’s earnings or loss was included in the BFC Activities segment.
Real Estate Operations
     The Company’s Real Estate Operations segment consists of the operations of Core Communities, Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings which engages in leasing activities.
Bluegreen Resorts
     Bluegreen Resorts develops markets and sells VOIs in its resorts through the Bluegreen Vacation Club, and provides resort management services to resort property owners associations.
Bluegreen Communities
     Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites.
BankAtlantic
     The Company’s BankAtlantic segment consists of the banking operations of BankAtlantic.
BankAtlantic Bancorp Parent Company
     BankAtlantic Bancorp Parent Company segment consists of the operations of BankAtlantic Bancorp Parent Company, including the cost of acquisitions, asset and capital management and financing activities.

     The table below sets forth the Company’s segment information as of and for the three months ended March 31, 2010 and 2009 (in thousands):

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real estate	Bluegreen	Bluegreen		Parent	and	Segment
2010	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate	$—	—	14,929	3,666	—	—	—	18,595
Other resorts and communities operations revenue	—	—	15,670	351	—	—	—	16,021
Other real estate revenues	387	637	10,180	—	—	—	(17)	11,187
Interest income	—	—	—	—	47,231	78	30,305	77,614
Financial Services — non-interest income	—	—	—	—	28,741	458	(436)	28,763

Total revenues	387	637	40,779	4,017	75,972	536	29,852	152,180

Costs and Expenses:
Cost of sale of real estate	—	—	3,108	5,788	—	—	—	8,896
Cost of sale of other revenues	—	—	11,943	747	—	—	—	12,690
Interest expense	1,838	1,983	—	—	8,256	3,563	16,135	31,775
Provision/(reversal of provision) for loan losses	—	—	—	—	32,034	(1,279)	—	30,755
Selling, general and administrative	6,487	2,659	29,814	2,652	—	—	13,042	54,654
Other expenses	—	—	—	—	52,721	1,644	(355)	54,010

Total costs and expenses	8,325	4,642	44,865	9,187	93,011	3,928	28,822	192,780

Equity in (loss) earnings from unconsolidated affiliates	(31)	—	—	—	—	—	35	4
Other income	1,394	53	—	—	—	—	(693)	754

Loss from continuing operations before income taxes	(6,575)	(3,952)	(4,086)	(5,170)	(17,039)	(3,392)	372	(39,842)
Less: Provision (benefit) for income taxes	(198)	—	—	—	90	—	(4,483)	(4,591)

Loss from continuing operations	(6,377)	(3,952)	(4,086)	(5,170)	(17,129)	(3,392)	4,855	(35,251)
Discontinued operations	—	(249)	—	—	—	—	—	(249)

Net loss	$(6,377)	(4,201)	(4,086)	(5,170)	(17,129)	(3,392)	4,855	(35,500)

Less: Net loss attributable to noncontrolling interests							(14,665)	(14,665)

Net loss attributable to BFC							$19,520	(20,835)

Total assets	$117,380	255,510	915,826	106,150	4,688,001	432,225	(164,352)	6,350,740

				BankAtlantic	Unallocated
				Bancorp	Amounts
	BFC	Real estate		Parent	and	Segment
2009	Activities	Operations	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate	$—	1,427	—	—	—	1,427
Other resorts and communities operations revenue	—	—	—	—	—	—
Other real estate revenues	299	602	—	—	(9)	892
Interest income	—	—	62,409	209	290	62,908
Financial Services — non-interest income	—	—	32,787	342	(329)	32,800

Total revenues	299	2,029	95,196	551	(48)	98,027

Costs and Expenses:
Cost of sale of real estate	—	693	—	—	—	693
Cost of sale of other revenues	—	—	—	—	—	—
Interest expense	889	1,359	20,640	4,230	(95)	27,023
Provision for loan losses	—	—	43,520	757	—	44,277
Selling, general and administrative	6,993	4,438	—	—	(476)	10,955
Other expenses	—	—	71,703	1,704	(851)	72,556

Total costs and expenses	7,882	6,490	135,863	6,691	(1,422)	155,504

Gain on settlement of investment in Woodbridge’s subsidiary	26,985	—	—	—	13,384	40,369
Earnings in earnings from unconsolidated affiliates	6,265	—	78	118	34	6,495
Impairment of unconsolidated affiliates	(20,401)	—	—	—	—	(20,401)
Impairment of investments	(2,396)	—	—	—	—	(2,396)
Other income	1,445	284	—	—	(748)	981

Income (loss) from continuing operations before income taxes	4,315	(4,177)	(40,589)	(6,022)	14,044	(32,429)
Less: Provision (benefit) for income taxes	—	—	—	—	—	—

Income (loss) from continuing operations	4,315	(4,177)	(40,589)	(6,022)	14,044	(32,429)
(Loss) income from discontinued operations	—	(804)	—	4,201	—	3,397

Net income (loss)	$4,315	(4,981)	(40,589)	(1,821)	14,044	(29,032)

Less: Net loss attributable to noncontrolling interests					(18,629)	(18,629)

Net income (loss) attributable to BFC					$32,673	(10,403)

Total assets	$186,696	378,424	5,488,603	506,711	(447,980)	6,112,454

19.	Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
BFC
     A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. At March 31, 2010 and December 31, 2009, the carrying amount of this investment was approximately $664,000 and $690,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
     A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At March 31, 2010 and December 31, 2009, the carrying amount of this investment was approximately $314,000 and $319,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
     No amounts are recorded in the Company’s financial statements for the obligations associated with the above guarantees based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.
     Based on the current accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we are not classified as primary beneficiaries in connection with the above mentioned BFC/CCC investments and do not consolidate these entities into BFC’s financial statements. We do not have the power to direct the activities that can significantly impact the performance of these entities.
Core
     At each of March 31, 2010 and December 31, 2009, Core had outstanding surety bonds of approximately $860,000, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. It is estimated that approximately $495,000 of work remains to complete these improvements and it is not currently anticipated that any outstanding surety bonds will likely be drawn upon.

Woodbridge
     Levitt and Sons had approximately $33.3 million of surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $8.0 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of March 31, 2010 and December 31, 2009, Woodbridge had $527,000 in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $37,000 during the three months ended March 31, 2009, in accordance with the indemnity agreement for bond claims paid during the period, while no reimbursements were made in the three months ended March 31, 2010. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $527,000 accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and Woodbridge initiated a lawsuit against the municipality. Woodbridge does not believe a loss is probable and accordingly has not accrued any amount related to this claim. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit as security while the matter is litigated with the municipality, and Woodbridge has complied with that request.
     As previously disclosed, under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger between Woodbridge and BFC and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Woodbridge is currently a party to legal proceedings relating to the Dissenting Holders appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital which is reflected in the Company’s Consolidated Statements of Financial Condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of cash that we will be required to pay to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
Bluegreen
     Bluegreen entered into a separation agreement with its former CEO, George Donovan. Under the terms of this agreement, Mr. Donovan will be paid a total of $3.0 million over a seven year period ending December 31, 2013 in exchange for his services to be available on a when and if needed basis. As of March 31, 2010, the remaining amount due to Mr. Donovan was $1.4 million, the present value of which is recorded as a liability on the Consolidated Statement of Financial Condition.
     In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. Unless otherwise described in Note 23, Bluegreen believes that these claims are routine litigation incidental to its business.
BankAtlantic Bancorp
     Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2010	2009
Commitments to sell fixed rate residential loans	$19,956	23,255
Commitments to originate loans held for sale	14,926	18,708
Commitments to originate loans held to maturity	13,871	43,842
Commitments to extend credit, including the undisbursed portion of loans in process	403,163	396,627
Standby letters of credit	16,658	13,573
Commercial lines of credit	92,579	74,841
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $14.4 million at March 31, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $2.3 million at March 31, 2010. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2010 and December 31, 2009 was $8,000 and $5,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

Concentration of Credit Risk
     BankAtlantic Bancorp holds residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At March 31, 2010, BankAtlantic Bancorp’s residential loan portfolio included $704.6 million of interest-only loans, which represents 50.4% of the residential loan portfolio, with 28.1% of the aggregate principal amount of these interest-only loans secured by collateral located in California.
     BankAtlantic Bancorp has a high concentration of its consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated since the origination dates of the loans. If market conditions in Florida do not improve or deteriorate further, BankAtlantic Bancorp may be exposed to significant credit losses in these loan portfolios.

20.	Certain Relationships and Related Party Transactions
     BFC is the controlling shareholder of BankAtlantic Bancorp and Bluegreen. Woodbridge Holdings Corporation (formerly Levitt Corporation) became a wholly owned subsidiary of BFC upon consummation of the merger described throughout this report on September 21, 2009. Prior to the merger, BFC held an approximately 59% voting interest in Woodbridge. BFC also has a direct non-controlling interest in Benihana. Shares of BFC’s Class A and Class B common stock representing a majority of BFC’s total voting power are owned or controlled by the Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of Bluegreen and Benihana, and executive officers and directors of BankAtlantic Bancorp and BankAtlantic.
     The following table presents related party transactions between the Company, BankAtlantic Bancorp, and Bluegreen at March 31, 2010 and December 31, 2009, and for the three months ended, March 31, 2010 and 2009. Woodbridge’s 2009 amounts are included in the amounts set forth for BFC. Amounts related to BankAtlantic Bancorp were eliminated in the Company’s consolidated financial statements. Any amounts related to services provided to Bluegreen after we acquired a controlling interest in Bluegreen (in November 2009) were eliminated in consolidation.

(in thousands)			BankAtlantic
For the Three Months Ended March 31, 2010		BFC	Bancorp	Bluegreen
Shared service income (expense)	(a)	$594	(492)	(102)
Facilities cost	(a)	$(94)	81	13
Interest income (expense) from cash balance/deposits	(b)	$1	(1)	—
For the Three Months Ended March 31, 2009
Shared service income (expense)	(a)	$585	(448)	(137)
Facilities cost	(a)	$(95)	78	17
Interest income (expense) from cash balance/deposits	(b)	$19	(19)	—

At March 31, 2010
Cash and cash equivalents and (deposits)	(b)	$4,751	(4,751)	—
At December 31, 2009
Cash and cash equivalents and (deposits)	(b)	$20,862	(20,862)	—

(a)	Pursuant to the terms of shared service agreements between the Company and BankAtlantic Bancorp, subsidiaries of the Company provide shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other support services to BankAtlantic Bancorp. Additionally, the Company provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service arrangement, the Company pays BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations.

During 2009, BFC and BFC Shared Service Corporation (“BFC Shared Service”), a wholly-owned subsidiary of BFC, amended the terms of the office lease agreements with BankAtlantic under which BFC and BFC Shared Service rent office space in BankAtlantic’s corporate headquarters. The amendment increased the aggregate monthly rent that BFC and BFC Shared Service pay BankAtlantic under these leases to $25,357, effective April 1, 2009. Prior to April 1, 2009, the aggregate monthly rent was $24,490. In May 2009, BFC also amended the terms of the office sublease agreement with Woodbridge (which was initially entered into in May 2008) pursuant to which Woodbridge subleases from BFC office space in BankAtlantic’s corporate headquarters.

(b)	At March 31, 2010 and December 31, 2009, the Company had deposits at BankAtlantic totaling $4.8 million and $20.9 million, respectively. These deposits were on the same general terms as deposits made by unaffiliated third parties. The aggregate interest income recognized in connection with funds held at BankAtlantic for the three months ended March 31, 2010 and 2009 was approximately $1,000 and $19,000, respectively. Additionally, during 2009, we invested funds through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic, which facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. At December 31, 2009, the Company had $7.7 million invested through the CDARS program at BankAtlantic. The Company did not have any funds invested in the CDARS program at BankAtlantic as of March 31, 2010.
     In March 2008, BankAtlantic entered into an agreement to provide information technology support to Woodbridge in exchange for monthly payments to BankAtlantic of $10,000 and a one-time set-up charge of approximately $20,000. Monthly payments were increased to $15,000 effective July 1, 2009. During the three months ended March 31, 2010 and 2009, BankAtlantic received approximately $45,000 and $30,000 respectively, under this agreement.
     The Company leases office space to Pizza Fusion for approximately $68,000 annually pursuant to a month-to-month lease which commenced in September 2008. During the three months ended March 31, 2010 and 2009, Pizza Fusion paid approximately $24,000 and $18,000, respectively, under this lease agreement.
     During the three months ended March 31, 2010 and 2009, we were reimbursed approximately $535,000 and $307,000, respectively, from Bluegreen for various advisory services.
     In prior periods, BankAtlantic Bancorp issued options to purchase shares of its Class A common stock to employees of Woodbridge prior to the spin-off of Woodbridge to BankAtlantic Bancorp’s shareholders. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date.
     Outstanding options to purchase BankAtlantic Bancorp stock held by former employees consisted of the following as of March 31, 2010:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	45,476	$53.57
Options non-vested	6,181	$95.10
     During the year ended December 31, 2007, BankAtlantic Bancorp issued to BFC employees that performed services for BankAtlantic Bancorp options to acquire 9,800 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $46.90. These options vest in five years and expire ten years from the grant date. BankAtlantic recorded $12,000 of service provider expenses relating to these options for the three months ended March 31, 2010 and 2009, respectively.

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

21.	Loss Per Common Share
     The following table presents the computation of basic and diluted earnings (loss) per common share attributable to the Company (in thousands, except for per share data):

	For the Three Months Ended
	March 31,
	2010	2009
Basic (loss) earnings per common share
Numerator:
Loss from continuing operations	$(35,251)	(32,429)
Less: Noncontrolling interests loss from continuing operations	(14,665)	(20,958)

Loss attributable to BFC	(20,586)	(11,471)
Preferred stock dividends	(188)	(188)

Loss allocable to common stock	(20,774)	(11,659)

(Loss) income from discontinued operations	(249)	3,397
Less: Noncontrolling interests income — discontinued operations	—	2,329

(Loss) income from discontinued operations attributable to BFC	(249)	1,068

Net loss allocable to common shareholders	$(21,023)	(10,591)

Denominator:

Basic weighted average number of common shares outstanding	75,376	45,114

Basic (loss) earnings per common share:
Loss per share from continuing operations	$(0.28)	(0.26)
Earnings per share from discontinued operations	—	0.03

Basic loss per share	$(0.28)	(0.23)

Diluted earnings (loss) per common share:
Numerator:
Loss allocable to common stock	$(20,774)	(11,659)
(Loss) income from discontinued operations allocable to common stock	(249)	1,068

Net loss allocable to common stock	$(21,023)	(10,591)

Denominator
Basic weighted average number of common shares outstanding	75,376	45,114

Diluted weighted average number of common shares outstanding	75,376	45,114

Diluted (loss) earnings per share
Loss per share from continuing operations	$(0.28)	(0.26)
Earnings per share from discontinued operations	—	0.03

Diluted loss per share	$(0.28)	(0.23)

     During the three months ended March 31, 2010 and 2009, 2,510,693 and 1,797,960, respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.

22.	Parent Company Financial Information
     BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s investments in BankAtlantic Bancorp, Bluegreen and the Company’s wholly-owned subsidiaries and venture partnerships are presented in the parent company financial statements as if accounted for using the equity method of accounting.
     BFC’s parent company unaudited condensed statements of financial condition at March 31, 2010 and December 31, 2009, and unaudited condensed statements of operations and unaudited condensed statements of cash flows for the three months ended March 31, 2010 and 2009 are shown below:
BFC Financial Corporation
Parent Company Condensed Statements of Financial Condition
(In thousands)

	March 31,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$18,399	1,308
Securities available for sale	33,142	18,981
Investment in Woodbridge Holdings, LLC	155,895	197,264
Investment in BankAtlantic Bancorp, Inc.	39,160	47,555
Investment in and advances in other subsidiaries	1,746	2,218
Other assets	1,134	1,279

Total assets	$249,476	268,605

Liabilities and Shareholders’ Equity
Advances from wholly owned subsidiaries	$825	818
Other liabilities	11,957	11,699

Total liabilities	12,782	12,517

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	225,665	245,059

Total liabilities and shareholders’ equity	$249,476	268,605

Parent Company Condensed Statements of Operations
(In thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Revenues	$263	283
Expenses	1,914	2,023

Loss before earnings (loss) from subsidiaries	(1,651)	(1,740)
Equity in (loss) earnings in Woodbridge Holdings, LLC	(10,666)	3,735
Equity in loss in BankAtlantic Bancorp	(7,796)	(13,359)
Equity in loss in other subsidiaries	(473)	(107)

Loss before income taxes	(20,586)	(11,471)
Income taxes	—	—

Loss from continuing operations	(20,586)	(11,471)
Equity in subsidiaries’ discontinued operations	(249)	1,068

Net loss	(20,835)	(10,403)
5% Preferred Stock dividends	(188)	(188)

Net loss allocable to common stock	$(21,023)	(10,591)

Parent Company Statements of Cash Flow
(In thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Operating Activities:
Net cash used in operating activities	$(1,155)	(1,560)

Investing Activities:
Purchase of securities available for sale	(12,851)	—
Proceeds from maturities of securities available for sale	1,200	—
Distribution from subsidiaries	30,085	84

Net cash provided by investing activities	18,434	84

Financing Activities:
Preferred stock dividends paid	(188)	(188)

Net cash used in financing activities	(188)	(188)

Increase (decrease) in cash and cash equivalents	17,091	(1,664)
Cash at beginning of period	1,308	9,218

Cash at end of period	$18,399	7,554

Supplementary disclosure of non-cash investing and financing activities
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$814	391
Increase in accumulated other comprehensive income, net of taxes	1,692	1,556
Net decrease in BFC’s shareholders’ equity resulting from cumulative effect of change in accounting principle	(1,212)	—
     During the three months ended March 31, 2010, BFC did not receive cash dividends from BankAtlantic Bancorp. For the three months ended March 31, 2009, BFC received cash dividends of $84,000 from BankAtlantic Bancorp.

23.	Litigation
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

National Bank of South Carolina v. Core Communities of South Carolina, LLC, et al., South Carolina Court of Common Pleas, Fourteenth Judicial Circuit
     On January 13, 2010, National Bank of South Carolina filed a complaint in the South Carolina Court of Common Pleas, Fourteenth Judicial Circuit, to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral under a note and mortgage executed and delivered by Core Communities of South Carolina in favor of the lender. With Core’s concurrence, the property was subsequently placed under the control of a receiver appointed by the court. Core is secondarily liable to the lender as a guarantor but is not currently a party to the action.
Investors Warranty of America, Inc. v. Core Communities of South Carolina, LLC and Core Communities, LLC, et. al., Circuit Court, Jasper County, South Carolina
     On April 7, 2010, Investors Warranty of America filed a complaint with the Circuit Court of Jasper County, South Carolina to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral for a loan made by the lender to Core and its subsidiary. The outstanding balance of the loan at March 31, 2010 was approximately $27.2 million.
Investors Warranty of America, Inc. v. Core Communities, LLC and Horizons Acquisition 5, LLC, Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida
     On April 8, 2010, Investors Warranty of America filed a complaint with the Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida to commence foreclosure proceedings related to property at Tradition, Florida which served as collateral for a loan made by the lender to Core and its subsidiary. The outstanding balance of the loan at March 31, 2010 was approximately $86.5 million.
AmTrust Bank v. Woodbridge Holdings, LLC and Carolina Oak Homes, LLC, United States District Court for the Southern District of Florida
     On November 24, 2009, AmTrust Bank filed a complaint with the United States District Court for the Southern District of Florida asserting claims based on alleged breaches of a promissory note and guaranty related to an approximately $37.2 million loan that is collateralized by the Carolina Oak property. AmTrust Bank was subsequently taken over by the FDIC and, on March 3, 2010, the FDIC filed a motion to substitute the FDIC as the real party in interest and filed a notice of removal. While there may have been an issue with respect to compliance with certain covenants in the loan documents, we do not believe that an event of default had occurred as was alleged. We are currently negotiating with representatives of the FDIC in an effort to bring about a satisfactory conclusion with regard to the debt; however, the outcome of this matter is uncertain.
Levitt and Sons Bankruptcy
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
Class Action Litigation
     On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of securities against Woodbridge and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of Woodbridge’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements regarding financial results, prospects and condition.

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
Bluegreen Corporation
Tennessee Tax Audit
     In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $652,000 of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. Bluegreen believes the attempt to impose such a tax is contrary to Tennessee law and has vigorously opposed, and intends to continue to vigorously oppose, such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has to date been initiated by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that Bluegreen will be successful in contesting the current assessment.
Pennsylvania Attorney General Lawsuit
     On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleged that Bluegreen used sales and marketing methods or practices that were unlawful under Pennsylvania law and seeks a permanent injunction preventing Bluegreen from using such methods and practices in the future. The lawsuit also sought civil penalties and restitution on behalf of Pennsylvania consumers. The lawsuit did not seek to permanently restrain Bluegreen or any of its affiliates from doing business in the Commonwealth of Pennsylvania. The parties have reached a settlement on this matter and on March 15, 2010 Bluegreen signed a consent petition and forwarded it to the Attorney General’s office for counter-signature and filing with the appropriate court offices. As of March 31, 2010, $225,000 was accrued in connection with the resolution of this matter.
Destin, Florida Deposit Dispute Lawsuit
     In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.,; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both Bluegreen and the seller have brought cross-claims for breach of the underlying purchase and sale contract. The seller alleges Bluegreen failed to perform under the terms of the purchase and sale contract and thus they are entitled to retain the escrow deposit. Bluegreen maintains that its decision not to close on the purchase of the subject real property was proper under the purchase and sale contract and therefore Bluegreen is entitled to a return of the full escrow deposit. The seller has amended its complaint to include a fraud count. Bluegreen intends to vigorously defend this claim.

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
     Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation described above as well as in Cause No. 067-223662-07, Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al., in the 67th Judicial District Court of Tarrant County, Texas. This case has been settled and the entire $3.4 million settlement was paid in March of 2010. Additional claims may be pursued in the future by certain individual lot owners within the Mountain Lakes subdivision in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters.
Catawba Falls Preserve Homeowner’s Association Demand Letter
     By letter dated October 2, 2008, the Catawba Falls Preserve Homeowners Association demanded payment for (i) construction of pedestrian pathways and certain equestrian stables allegedly promised by us but never constructed, (ii) repairs to roads and culverts within the community, and (iii) landscaping improvements to the community’s gated entrance. The parties have reached tentative settlement of the matter but several details remain to be resolved before the matter will be concluded. As such, the parties have executed a tolling agreement which is effective until June 30, 2010. As of March 31, 2010, Bluegreen has accrued approximately $330,000 covering cash payments and conveyance of two (2) vacant parcels within the community to the homeowners association. There is no assurance that this matter will be settled on the contemplated terms, or at all, or that the amounts which Bluegreen may ultimately owe with respect to this matter will not be in excess of the amounts which Bluegreen has accrued.
Marshall, et al. Lawsuit regarding Community Amenities
     On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs brought suit against Bluegreen alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision Bluegreen developed in Montgomery County, Texas. More specifically, the Plaintiffs allege misrepresentation concerning the usability of the lakes within the community for fishing and sporting and the general level of quality at which the community would be developed and thereafter maintained. The lawsuit seeks material damages and the estimated cost to remediate the lake is $600,000. Bluegreen intends to vigorously defend the lawsuit.

Schawrz, et al. Lawsuit regarding Community Amenities
     On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, Plaintiffs brought suit against Bluegreen alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. Plaintiff subsequently withdrew the fraud and misrepresentation counts and replaced them with a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, Plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons who claim to be harmed by the alleged activities in a similar manner as Plaintiffs. No decision has yet been made by the Court as to whether they will certify a class. Bluegreen denies the allegations and intends to vigorously defend the lawsuit.
     In the ordinary course of business, the Company and its subsidiaries are also parties to proceedings or lawsuits as plaintiff or defendant involving its bank operations, lending, tax certificates activities and real estate activities. Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. Although the Company believes it has meritorious defenses in the pending legal actions and that the outcomes of these pending legal matters should not materially impact us, the ultimate outcomes of these matters are uncertain.

24.	New Accounting Pronouncements
     For the period ended March 31, 2010, new accounting guidance was implemented requiring the following additional disclosure regarding fair value measurements. (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a presentation of gross activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all disclosures about recurring and nonrecurring fair value measurements. The effective date of the guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The additional disclosures made in accordance with this new guidance did not have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Overview
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation (and its subsidiaries) for the three months ended March 31, 2010 and 2009. As of March 31, 2010, BFC had total assets of approximately $6.4 billion, liabilities of approximately $6.0 billion and equity of approximately $368.4 million, which includes noncontrolling interests’ equity of approximately $142.8 million.
     BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), a non-controlling interest in Benihana, Inc. (“Benihana”), and a controlling interest in Core Communities, LLC (“Core” or “Core Communities”). As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
     Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, based on current circumstances, BFC believes that, in the short term, the Company’s and its shareholders’ interests are best served by BFC providing strategic support to its existing investments. In furtherance of this strategy, the Company took several steps in 2009 which it believes will enhance the Company’s prospects. Key actions taken in 2009 included the merger of BFC with Woodbridge Holdings during the third quarter of 2009; the purchase of an additional 7% interest in BankAtlantic Bancorp during the third quarter of 2009 which increased our economic interest in BankAtlantic Bancorp to 37% and increased our voting interest in BankAtlantic Bancorp to 66%; and the purchase of an additional 23% interest in Bluegreen during the fourth quarter of 2009 which increased our ownership in Bluegreen to 52%. The acquisition of this control position in Bluegreen resulted in a “bargain purchase gain” under generally accepted accounting principles (“GAAP”) of approximately $183.1 million in the fourth quarter of 2009. In addition, we took actions to restructure Core in recognition of the continued depressed real estate market and its inability to meet its obligations to its lenders. Over the longer term and as the economy improves, we may look to increase our ownership in our affiliates or seek to make other opportunistic investments, with no pre-determined parameters as to the industry or structure of the investment.
     As previously indicated, on September 21, 2009, we consummated our merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC, our wholly-owned subsidiary which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by each company’s shareholders at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock (other than those held by Dissenting Holders) automatically converted into the right to receive 3.47 shares of our Class A Common Stock. Shares otherwise issuable to us attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by us were canceled in connection with the merger. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded.
     On November 16, 2009, approximately 7.4 million shares of the common stock of Bluegreen were purchased for an aggregate purchase price of approximately $23 million. We previously owned approximately 9.5 million shares of Bluegreen’s common stock and, as a result, our ownership interest in Bluegreen increased from 29% of Bluegreen’s outstanding common stock to approximately 52%. Accordingly, we now have a controlling interest in Bluegreen and, under GAAP Bluegreen’s results are consolidated in our financial statements. Prior to November 16, 2009, the approximate 29% equity investment in Bluegreen was accounted for using the equity method.
     GAAP requires that BFC consolidate the financial results of the entities in which it has a controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen, Woodbridge and Core, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities which may be limited or restricted. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At March 31, 2010, BFC owned approximately 36% of BankAtlantic Bancorp’s Class A and Class B common stock, representing approximately 65% of BankAtlantic Bancorp’s total voting power. At March 31, 2010, BFC owned approximately 52% of Bluegreen’s common stock.

     On February 20, 2009, the Bankruptcy Court presiding over the previously disclosed Levitt and Sons bankruptcy filing, entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons, LLC (“Levitt and Sons”) and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. Pursuant to the settlement agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the settlement agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was $29.7 million.
     In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. The assets are available for immediate sale in their present condition and Core determined that it is probable that it will sell the Projects in 2010. Due to this decision, the assets associated with the Projects were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Additionally, the results of operations for the Projects were reclassified to income from discontinued operations. Depreciation related to these assets held for sale ceased in December 2009. The Company has elected not to separate these assets in the Consolidated Statements of Cash Flows for the periods presented. Management reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that an impairment charge was necessary to write down the carrying value of the Projects to their fair value less the costs to sell and, accordingly, recorded an impairment charge of approximately $13.6 million for the year ended December 31, 2009. As of March 31, 2010, management determined that these assets were appropriately recorded at the lower of cost or fair value less the estimated costs to sell. For a discussion of the status of the Projects, see “Core’s Liquidity and Capital Resources”.
     On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance associated with the consolidation of variable interest entities (“VIEs”) and the accounting guidance for transfers of financial assets. The adoption of these standards resulted in Bluegreen consolidating its special purpose finance entities and BankAtlantic Bancorp consolidating its joint venture that conducts a factoring business. For further information, see Note 2 of the “Notes to Unaudited Consolidated Financial Statements”.
     As a result of the Woodbridge merger on September 21, 2009 and the Bluegreen share acquisition on November 16, 2009, the Company reorganized its reportable segments to better align its segments with the current operations of its businesses. The Company’s business activities currently consist of (i) Real Estate and Other and (ii) Financial Services. The Company currently reports the results of operations of its business activities through six reportable segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. As a result of this reorganization, our BFC Activities segment now includes activities formerly reported in the Woodbridge Other Operations segment and our Real Estate Operations segment is comprised of what was previously identified as the Land Division.
     The Company’s Real Estate and Other business activities are reported in four segments which are i) BFC Activities ii) Real Estate Operations, iii) Bluegreen Communities and iv) Bluegreen Resorts. BFC’s consolidated financial statements include the results of operations of Bluegreen since November 16, 2009 (when we acquired a controlling interest in Bluegreen). Accordingly, Bluegreen’s results of operations since November 16, 2009 are reported through the Bluegreen Resorts and Bluegreen Communities segments. Prior to November 16, 2009, when we owned approximately 9.5 million shares of Bluegreen’s common stock, representing approximately 29% of such stock, the investment in Bluegreen was accounted for using the equity method of accounting, and our interest in Bluegreen’s earnings and losses was included in our BFC Activities segment. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and are reported in two segments: BankAtlantic and BankAtlantic Bancorp Parent Company.

Forward Looking Statements
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report and our other filings with the Securities and Exchange Commission (“SEC”), including those discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments and acquisitions is not a guarantee or indication of future performance.
     Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC, including its wholly-owned Woodbridge Holdings, LLC subsidiary, include, but are not limited to:
•	risks associated with the Company’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits and may negatively impact our cash flow;

•	BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and BFC’s public company investments may be diluted if BankAtlantic Bancorp, Bluegreen or Benihana issue additional shares of its stock;

•	the risk that creditors of the Company’s subsidiaries or other third parties may seek to recover distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries from their respective parent companies, including BFC;

•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the impact of the current economic downturn on the price and liquidity of BFC’s common stock and on BFC’s ability to obtain additional capital, including that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	the performance of entities in which the Company has made investments may not be profitable or their results as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations, and currently BankAtlantic Bancorp is prohibited from paying dividends and may not pay dividends in the future, whether as a result of such restriction continuing in the future or otherwise, and Bluegreen has historically not paid dividends on its common stock, and even if paid, BFC has historically experienced and may continue to experience negative cash flow;

•	the risks associated with the merger of Woodbridge and BFC, including the uncertainty regarding the amount of cash that will be required to be paid to dissenting Woodbridge shareholders;

•	the risks related to the indebtedness of Woodbridge and its subsidiaries, which are in default, including that negotiations relating to the resolution of the indebtedness and the release from the obligations under any or all of the debt may not be successful;

•	the risks relating to Core’s liquidity, cash position and ability to continue operations, including the risk that Core will be forced to cease its remaining operations, be obligated to make additional payments under its outstanding development bonds, or incur additional impairment charges and losses beyond those already incurred;

•	the risk that Core’s restructuring activities could cause the lenders under the defaulted loans to foreclose on any property which serves as collateral for the defaulted loans, and Core could be forced to cease its remaining operations, which would likely result in additional impairment charges and losses beyond those already incurred;

•	risks associated with the securities we hold directly or indirectly, including the risk that we may record further impairment charges with respect to such securities in the event trading prices decline in the future;

•	risks associated with the accounting for the Bluegreen share acquisition, including the estimates and analyses used to determine the final evaluation of the inventory of Bluegreen as of the acquisition date and the effect, if any, on the amount of the $183.1 million bargain purchase gain recorded at December 31, 2009;

•	the preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and our financial condition and operating results may be materially impacted in the future if our estimates, judgments or assumptions prove to be incorrect;

•	the risks related to litigation and other legal proceedings against BFC and its subsidiaries, including the costs and expenses of such proceedings, as well as the risk associated with a finding of liability or damages; and

•	the Company’s success at managing the risks involved in the foregoing.
     With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, decreases in real estate values, and increased unemployment on its business generally, BankAtlantic’s regulatory capital ratios, the ability of its borrowers to service their obligations and its customers to maintain account balances and the value of collateral securing its loans;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic Bancorp loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic Bancorp’s trade area and where collateral is located;

•	the quality of BankAtlantic’s real estate based loans including its residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development and construction loans) as well as Commercial land loans, other Commercial real estate loans; and Commercial business loans; and conditions specifically in those market sectors;

•	the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin;

•	new consumer banking regulations and the effect on our service fee income;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances;

•	BankAtlantic’s strategic initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing anticipated results;

•	the success of BankAtlantic Bancorp expense reduction initiatives and the ability to achieve additional cost savings or to maintain the current lower expense structure;

•	the impact of periodic valuation testing of goodwill, deferred tax assets and other assets;

•	past performance, actual or estimated new account openings and growth may not be indicative of future results;

•	BankAtlantic Bancorp’s cash offers to purchase the outstanding Trust Preferred Securities (“TRUPS”) are subject to the risk that a sufficient number of consents are not received for the requisite holders, that Trustees do not act on the consents or accept the offers in which they are involved and that BankAtlantic Bancorp is not able to obtain financing upon acceptable terms, in amounts sufficient to complete the offers, if at all; and

•	BankAtlantic Bancorp success at managing the risks involved in the foregoing.

With respect to Bluegreen Corporation, the risks and uncertainties include, but are not limited to:

•	the state of the economy, generally, interest rates and the availability of financing affect Bluegreen’s ability to market vacation ownership interests (“VOIs”) and residential homesites;

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

•	Bluegreen’s business plan historically has depended on its ability to sell or borrow against its notes receivable to support its liquidity and profitability;

•	while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that its business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen’s results of operations and financial condition could be adversely impacted if its estimates concerning its notes receivable are incorrect, and its new credit underwriting standards may not have the anticipated favorable impact on performance;

•	Bluegreen’s future success depends on its ability to market its products successfully and efficiently;

•	Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including the declines in real estate values and the deterioration of real estate sales;

•	Bluegreen’s adoption on January 1, 2010, of the accounting guidance requiring the consolidation of its special purpose finance entities had a material adverse impact on its net worth, leverage, and book value per share, and could have an adverse impact on its profits in the future;

•	Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based service activities may not become an increasing portion of its business or generate profits, which may have an adverse impact on its results of operations and financial condition;

•	claims for development-related defects could adversely affect Bluegreen’s financial condition and operating results;

•	the resale market for VOIs could adversely affect Bluegreen’s business;

•	Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations;

•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s business;

•	the ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital;

•	Bluegreen has significant debt maturing in the near term which could impact its liquidity position, and, if necessary, it may not be successful in refinancing the debt on favorable terms, if at all; and

•	the loss of the services of Bluegreen’s key management and personnel could adversely affect Bluegreen’s business.
     In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Bluegreen with the SEC. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of real estate held for development and sale and its impairment reserves, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of investments in unconsolidated subsidiaries, the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting, accounting for deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses and notes receivables; (ii) impairment of goodwill and long-lived assets; (iii) valuation of securities as well as the determination of other-than-temporary declines in value; (iv) accounting for business combinations, including the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting; (v) the valuation of real estate; (vi) revenue and cost recognition on percentage of completion; (vii) estimated cost to complete construction; (viii) the valuation of equity method investments; (ix) accounting for deferred tax asset valuation allowance; and (x) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.
New Accounting Pronouncements
     See Note 24 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.
Summary of Consolidated Results of Operations
     The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Real Estate and Other	$(14,730)	14,182
Financial Services	(20,521)	(46,611)

Loss from continuing operations	(35,251)	(32,429)
(Loss) income from discontinued operations, less income tax	(249)	3,397

Net loss	(35,500)	(29,032)
Less: Net loss attributable to noncontrolling interests	(14,665)	(18,629)

Net loss attributable to BFC	(20,835)	(10,403)
5% Preferred stock dividends	(188)	(188)

Net loss allocable to common stock	$(21,023)	(10,591)

     Consolidated net loss for the three months ended March 31, 2010 was $20.8 million compared with a net loss of $10.4 million for the same period in 2009. The results from discontinued operations relate to Ryan Beck and Core Communities commercial leasing projects, as discussed further in Note 5 of the “Notes to Unaudited Consolidated Financial Statements”.
     The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Preferred Stock.
     The results of our business segments and other information on each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company.

Consolidated Financial Condition
Consolidated Assets and Liabilities
     Total assets at March 31, 2010 and December 31, 2009 were $6.4 billion and $6.0 billion, respectively. On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs. As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities associated with prior securitization transactions which previously qualified for off-balance sheet sales treatment, and BankAtlantic Bancorp consolidated its joint venture that conducts a factoring business. Accordingly, Bluegreen’s consolidated special purpose finance entities and BankAtlantic Bancorp’s consolidated factoring joint venture are now consolidated in BFC’s financial statements, and resulted in a one-time non-cash after-tax reduction to retained earnings of $2.1 million representing the cumulative effect of change in accounting principle associated with the consolidation of Bluegreen’s seven existing special purpose entities. No charges were recorded in connection with consolidation of BankAtlantic Bancorp’s factoring joint venture. The adoption of this change in accounting principle also resulted in the following impacts to the Company’s Consolidated Statement of Financial Condition at January 1, 2010: (1) assets increased by $414.1 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of Bluegreen’s retained interests; (2) liabilities increased by $416.2 million, primarily representing the consolidation of non-recourse debt obligations associated with third parties, partially offset by the elimination of certain deferred tax liabilities; and (3) total equity decreased by approximately $2.0 million, including a decrease of approximately $811,000 to noncontrolling interests (see Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for further information). Other than such increases and decreases, the changes in components of total assets from December 31, 2009 to March 31, 2010 were primarily comprised of:
•	an increase in cash and cash equivalents primarily reflecting a $215.3 million increase in BankAtlantic Bancorp’s cash balances at the Federal Reserve Bank associated with daily cash management activities. This contributed to a net increase in cash and cash equivalents of approximately $201.3 million. For the three months ended March 31, 2010, cash provided by operations was approximately $29.1 million, cash provided by investing activities was approximately $252.6 million and cash used in financing activities was approximately $80.4 million;

•	a decrease in securities available for sale reflecting BankAtlantic Bancorp’s sale of $43.8 million of mortgage-backed securities, as well as repayments;

•	a decrease in BankAtlantic Bancorp’s tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions;

•	a decrease in BankAtlantic Bancorp’s loan receivable balances associated with $40.4 million of charge-offs, $45.8 million from the sale of loans and repayments of loans in the normal course of business combined with a significant decline in loan originations and purchases; and

•	an increase in real estate owned by BankAtlantic Bancorp associated with residential and commercial loan foreclosures.
     The Company’s total liabilities at March 31, 2010 were $6.0 billion compared to $5.6 billion at December 31, 2009. The primary changes in components of total liabilities from December 31, 2009 to March 31, 2010 were summarized below:
•	an increase in BankAtlantic’s interest bearing deposit account balances associated with a $123.1 million increase in higher-yielding interest-bearing checking and savings accounts partially offset by $120.5 million of lower certificates of deposit balances;

•	an increase in BankAtlantic’s non-interest-bearing deposit balances primarily due to increased customer balances in checking accounts reflecting marketing efforts to customers who maintain higher account balances;

•	lower FHLB advances at BankAtlantic due to repayments using proceeds from the sales of securities and loan repayments and increases in deposit account balances; and

•	an increase in junior subordinated debentures due to interest deferments at BankAtlantic Bancorp.

BFC Activities
BFC Activities
     “BFC Activities” consists primarily of (i) BFC operations, (ii) our investment in Benihana and (iii) Woodbridge other operations.
     BFC operations primarily consists of our corporate overhead and general and administrative expenses, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services that BFC provides to BankAtlantic Bancorp and Bluegreen. BFC operations also includes investments made by BFC/CCC, Inc. Woodbridge other operations consists of the operations of Pizza Fusion Holdings, LLC (“Pizza Fusion”), a restaurant franchisor operating within the quick service and organic food industries, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). Prior to November 16, 2009, when we acquired additional shares of Bluegreen’s common stock giving us a controlling interest in Bluegreen, Woodbridge other operations included an equity investment in Bluegreen.
     The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

	For the Three Months Ended		Change
	March 31,		2010 vs.
	2010	2009	2009
Revenues
Other revenues	$387	299	88

	387	299	88

Cost and Expenses
Interest expense, net	1,838	889	949
General and administrative expenses	6,487	6,993	(506)

	8,325	7,882	443

Gain on settlement of investment in Woodbridge’s subsidiary	—	26,985	(26,985)
Equity in earnings from unconsolidated affiliates	(31)	6,265	(6,296)
Impairment of unconsolidated affiliates	—	(20,401)	20,401
Impairment of investments	—	(2,396)	2,396
Other income	1,394	1,445	(51)

(Loss) income from continuing operations before income taxes	(6,575)	4,315	(10,890)
Less: Benefit for income taxes	(198)	—	(198)

Net (loss) income	$(6,377)	4,315	(10,692)

     Other revenues for the three months ended March 31, 2010 and 2009 related to franchise revenues generated by Pizza Fusion totaling $387,000 and $299,000, respectively.
     Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $1.8 million for each of the three months ended March 31, 2010 and 2009. No interest was capitalized in the three months ended March 31, 2010, while interest capitalized in the three months ended March 31, 2009 totaled $953,000. This resulted in net interest expense of $1.8 million in the three months ended March 31, 2010, compared to $889,000 in the same 2009 period.
     General and administrative expenses decreased $506,000 to $6.5 million for the three months ended March 31, 2010 from $7.0 million for the same period in 2009. The decrease was attributable to management advisory service fees received, lower severance charges and lower bonuses offset in part by higher accrued audit fees relating to the 2009 year-end audit, increased professional services and a write-off of intangible assets related to Pizza Fusion.
     Gain on settlement of investment in Woodbridge’s subsidiary reflected the reversal into income of the loss in excess of investment in Levitt and Sons after Levitt and Sons’ bankruptcy was finalized. The reversal resulted in a $40.4 million gain in the first quarter of 2009 of which $27 million was recorded in BFC Activities.

BFC Activities
     Prior to the consolidation of Bluegreen into our consolidated financial statements on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting. Our interest in Bluegreen’s earnings during the three months ended March 31, 2009 was $6.3 million (after the amortization of approximately $5.3 million related to the change in the basis as a result of the impairment charges on this investment). During the quarter ended March 31, 2009, we recorded a $20.4 million impairment charge with respect to our equity method investment in Bluegreen at that time.
     During the quarter ended March 31, 2009, we recorded a $2.4 impairment charge on our investment in Office Depot’s common stock. The Company sold its remaining shares of Office Depot’s common stock during the fourth quarter of 2009.
2008 and 2007 Step acquisitions — Purchase Accounting
     BFC’s acquisitions in 2008 and 2007 of additional shares of BankAtlantic Bancorp’s and Woodbridge’s Class A Common Stock, respectively, were accounted for as step acquisitions under the purchase method of accounting then in effect. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the respective dates of acquisition. The discounts and premiums arising as a result of such revaluations are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting increased our consolidated net loss for the three months ended March 31, 2010 by approximately $85,000 and decreased our consolidated net loss for the three months ended March 31, 2009 by approximately $669,000.
BFC Activities- Liquidity and Capital Resources
     As of March 31, 2010 and December 31, 2009, we had cash, cash equivalents and short term investments totaling approximately $39 and $45 million, respectively. The decline in cash and cash equivalents at March 31, 2010 compared to December 31, 2009 primarily resulted from cash used to fund BFC’s operating and general and administrative expenses.
     Except as otherwise noted, the debts and obligations of Woodbridge, Core, Bluegreen and BankAtlantic Bancorp, are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal source of liquidity is its available cash, short-term investments, dividends or distributions from Woodbridge, and dividends from Benihana. As discussed further in this report, tax law changes have resulted in the anticipated receipt of significant tax refunds. We may use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments or to otherwise fund operations. Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp and does not expect to receive cash dividends from BankAtlantic Bancorp for the foreseeable future because BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock. Furthermore, certain of Bluegreen’s credit facilities contain certain terms which might limit the payment of cash dividends.
     We believe that our current financial condition and credit relationships, together with anticipated cash flows from operations and other sources of funds, including the anticipated tax refund which will provide net proceeds of approximately $23.9 million during 2010 along with proceeds from the disposition of certain properties or investments, will provide for anticipated near-term liquidity needs. We expect to meet our long-term liquidity requirements through the foregoing, and may in the future issue, long-term secured and unsecured indebtedness, issue equity and/or debt securities or sell assets, as determined to be appropriate by the Company; however, there is no assurance that any of these alternatives will be available to BFC on attractive terms, or at all, particularly if the adverse current economic and financial market conditions continue.
     The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, a further deterioration in consumer confidence, an overall softening of demand for new homes, a decline in the overall economy, increasing unemployment, a deterioration in the credit markets, and the direct and indirect impact of the turmoil in the mortgage loan market. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default. Subsequently, the lender was taken over by the FDIC and accordingly, the FDIC now holds the loan. While there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge is negotiating with representatives of the FDIC in an effort to bring about a satisfactory conclusion with regard to that debt. However, the outcome of the negotiations is uncertain.

BFC Activities
     During 2008, Woodbridge entered into a settlement agreement, as amended (the “Settlement Agreement”), with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 cases related to the Levitt and Sons bankruptcy filing. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay $8 million to the Debtors’ bankruptcy estates, establish a $4.5 million release fund to be disbursed to third party creditors in exchange for a third party release and injunction, pay an additional $300,000 to a deposit holders fund and waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (ii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. The Settlement Agreement also provided that if, within one year after the Bankruptcy Court’s confirmation of the Settlement Agreement, Section 172 of the Internal Revenue Code was amended to permit a carry back of tax losses from calendar years 2007 or 2008 to one or more years preceding calendar year 2005, then Woodbridge would share a portion of any resulting tax refund with the Debtors and the Joint Committee based on an agreed upon formula. The Settlement Agreement was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement) was recognized into income in year ended December 31, 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. In November 2009, the Workers, Homeownership, and Business Assistance Act of 2009 was enacted and extended the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 or the 2009 tax years and as a result, we will be allowed to increase our NOL carryback period to as much as five years for NOLs generated in 2008 or 2009 and obtain refunds of taxes paid in the newly included carryback years of approximately $34.6 million. As described above, under the terms of the Settlement Agreement, a portion of the refund, upon receipt, will be payable to the Levitt and Sons estate. Accordingly, in the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable pursuant to the Settlement Agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was $29.7 million.
     On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during three months ended March 31, 2010 or the year ended December 31, 2009.
     As discussed above, on September 21, 2009, BFC and Woodbridge consummated their previously announced merger pursuant to which Woodbridge merged with BFC. In connection with the merger, Dissenting Holders who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock exercised their appraisal rights and are entitled to receive an amount equal to the fair value of their shares calculated in accordance with Florida law. Since these Dissenting Holders have not withdrawn their demands, the Company during the fourth quarter of 2009 canceled and retired the 14,524,557 shares of the Company’s Class A Common which the Dissenting Holders would have been entitled to receive in exchange for their shares of Woodbridge’s Class A Common Stock. During the fourth quarter of 2009, the Company recorded a liability of approximately $4.6 million, which represented, in the aggregate, Woodbridge’s offer of $1.10 per share to the Dissenting Holders with a corresponding reduction to the Company’s additional paid-in capital. Each Dissenting Holder rejected Woodbridge’s offer of $1.10 per share. The appraisal rights litigation is ongoing and the results are uncertain, and there is no assurance that the actual payment that we may be required to make will not exceed the amount accrued.

BFC Activities
     The Company owns 800,000 shares of Benihana’s Convertible Preferred Stock, which it purchased for $25.00 per share. The Convertible Preferred Stock is convertible into Benihana’s common stock. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximate 19% voting interest and an approximate 9% economic interest in Benihana’s capital stock. The Company has the right to receive cumulative quarterly dividends on its shares of Benihana’s Convertible Preferred Stock at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter in dividends on Benihana’s Convertible Preferred Stock. The Convertible Preferred Stock is subject to mandatory redemption of $20 million plus accumulated dividends on July 2, 2014 unless we elect to extend the mandatory redemption date to a date no later than July 2, 2024.
     On June 21, 2004, the Company sold 15,000 shares of its 5% Preferred Stock to an investor group in a private offering. The Company’s 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices ranging from $1,025 per share for the year 2010 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. Since June 2004, the Company has paid quarterly dividends on the 5% Preferred Stock of $187,500. On December 17, 2008, the Company amended certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of Preferred Stock into shares of the Company’s Class A Common Stock. The amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana’s Convertible Preferred Stock, (ii) the Company sells any shares of Benihana’s Common Stock received upon conversion of Benihana’s Convertible Preferred Stock or (iii) Benihana redeems any shares of its Convertible Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on its 5% Preferred Stock, the amendment entitles the holders of the 5% Preferred Stock, in place of the Company, to receive directly from Benihana certain payments on the shares of Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s Common Stock received by the Company upon conversion of Benihana’s Convertible Preferred Stock.
     A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. At March 31, 2010 and December 31, 2009, the carrying amount of this investment was approximately $664,000 and $690,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
     A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At March 31, 2010 and December 31, 2009, the carrying amount of this investment was approximately $314,000 and $319,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s consolidated statements of financial condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceedings under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfers of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
     No amounts are recorded in the Company’s financial statements for the obligations associated with the above guarantees based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Real Estate
Real Estate Operations Segment
     The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities are concentrated in Florida and South Carolina and have included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties and office space, and include the operations of Core, Carolina Oak, which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings, which engages in leasing activities.
     Woodbridge’s operations historically were concentrated in the real estate industry which is cyclical in nature. During 2009 and the three months ended March 31, 2010, the real estate markets continued to experience a significant downturn. Demand for residential and commercial inventory in Florida and South Carolina remained weak and land sales continued to decline. The decrease in land sales and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core severely limited its development expenditures in Tradition, Florida and completely discontinued development activity in Tradition Hilton Head. The value of Core’s assets were significantly impaired, resulting in impairment charges relating to those assets of $78.0 million during 2009, which included $13.6 million of impairment charges related to assets held for sale. Core is currently in default under the terms of all of its indebtedness having an aggregate outstanding principal amount of $210.4 million (including loans associated with assets held for sale). See “Core’s Liquidity and Capital Resources” below for more information regarding the status of Core’s outstanding indebtedness.
     As a consequence of the reduced activity at Core and in light of current market conditions, management made the decision to further reduce Core’s headcount by 41 employees in 2009 and recorded severance charges of approximately $1.3 million in the fourth quarter of 2009 bringing the number of Core’s employees to 9 associates as of March 31, 2010.
Real Estate Operations

	Three Months
	Ended March 31,
	2010	2009	Change
(Dollars in thousands)
Revenues:
Sales of real estate	$—	1,427	(1,427)
Other revenues	637	602	35

Total revenues	637	2,029	(1,392)

Costs and expenses:
Cost of sales of real estate	—	693	(693)
Selling, general and administrative expenses	2,659	4,438	(1,779)
Interest expense	1,983	1,359	624

Total costs and expenses	4,642	6,490	(1,848)

Interest and other income	53	284	(231)

Loss from continuing operations before income taxes	(3,952)	(4,177)	225
Benefit for income taxes	—	—	—

Loss from continuing operations	(3,952)	(4,177)	225
Discontinued operations:
Loss from discontinued operations, net of tax	(249)	(804)	555

Net loss	$(4,201)	(4,981)	780

For the Three Months Ended March 31, 2010 Compared to the Same 2009 Period
     Revenues from sales of real estate for the three months ended March 31, 2009 were comprised of land sales, recognition of deferred revenue and revenue related to incremental revenue received from homebuilders based on the final resale price to the homebuilders’ customer (“look back revenue”).During the three months ended March 31, 2009, we sold approximately 10 acres which generated revenues of approximately $650,000, and recognized deferred revenue on previously sold land of approximately $754,000. We also earned look back revenues for the three months ended March 31, 2009 of approximately $23,000. No revenues from the sales of real estate were generated in the three months ended March 31, 2010.

Real Estate
     Other revenues remained relatively consistent at $637,000 for the three months ended March 31, 2010 compared to $602,000 for the same period in 2009.
     We did not incur cost of sales of real estate for the three months ended March 31, 2010 while we incurred $693,000 in cost of sales of real estate for the same period in 2009.
     Selling, general and administrative expenses decreased to $2.7 million for the three months ended March 31, 2010 from $4.4 million for the same period in 2009. The decrease was a result of, among other things, lower sales and marketing expenses as a result of limited advertising activities in Core and Carolina Oak in the quarter ended March 31, 2010, lower developer expenses related to property owner associations in Tradition, Florida, lower compensation and benefits expense, and lower office related expenses reflecting a lower headcount as a result of reductions in force at Core in 2009.
     Interest incurred totaled $2.0 million for the three months ended March 31 2010 and $2.0 million for the same period in 2009. No interest was capitalized in the three months ended March 31, 2010 while interest capitalized totaled $682,000 for the three months ended March 31, 2009. Net interest expense increased in the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of the Company’s decision to cease capitalizing interest in light of the significantly reduced development activities in Florida and the suspension of development activities in South Carolina. The increase was partially offset by lower interest rates for the three months ended March 31, 2010 compared to the same period in 2009. Historically, the capitalized interest allocated to inventory is charged to cost of sales as land and homes are sold. There was no capitalized interest expensed to cost of sales of real estate for the three months ended March 31, 2010 as we had no sales of real estate during the quarter. Cost of sales of real estate for the three months ended March 31, 2009 did not include any significant amount of previously capitalized interest.
     Interest and other income decreased to $53,000 during three months ended March 31, 2010 from $284,000 during the same period in 2009. This decrease was mainly due to a decrease in forfeited deposits and lower interest rates as well as a decrease in cash balances for the three months ended March 31, 2010 compared to the same period in 2009.
     Loss from discontinued operations, all of which related to Core’s Projects, decreased to $249,000 in the three months ended March 31, 2010 from $804,000 in the same period in 2009. The decrease was mainly due to lower depreciation expense in the three months ended March 31, 2010 compared to the same period in 2009 as we ceased recording depreciation expense related to the Projects in December 2009 when they were classified as discontinued operations.
Core’s Liquidity and Capital Resources
     At March 31, 2010 and December 31, 2009, Core had cash and cash equivalents of $2.1 million and $2.9 million, respectively. Cash decreased by $0.8 million during the three months ended March 31, 2010 primarily as a result of cash used to fund Core’s general and administrative expenses and severance payments related to its recent reduction in work force. At March 31, 2010, Core had no immediate availability under its various lines of credit.
     During 2009 and the first quarter of 2010, the recession continued and the demand for residential and commercial inventory showed no significant signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core severely limited its development expenditures in Tradition, Florida and has completely discontinued development activity in Tradition Hilton Head. Its assets have been impaired significantly and in an effort to bring about an orderly liquidation without a bankruptcy filing, Core commenced negotiations with all of its lenders and is seeking to liquidate its assets in an orderly way. Core is currently in default under the terms of all of its outstanding debt totaling approximately $139.0 million (excluding loans associated with assets held for sale of $71.4 million). Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets. During February, 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head had been placed under the control of a court appointed receiver. In connection with the receivership ,Core entered into a separate

Real Estate
agreement with the lender that, among other things, grants Core a right of first refusal to purchase the $25.3 million loan in the event that the lender decides to sell the loan to a third party. This loan is collateralized by inventory with a carrying value of $33.0 million, net of impairment charges of approximately $29.6 million in 2009. Separately, on April 7, 2010, and April 8, 2010, another of Core’s lenders filed a foreclosure action in South Carolina and Florida, respectively, seeking foreclosure of mortgage loans totaling approximately $113.7 million, plus additional interest and costs and expenses, including attorney fees. As of March 31, 2010, the carrying value of Core’s inventory collateralizing the defaulted loans that are the subject of these foreclosure proceedings was $82.9 million, net of impairment charges during 2009 of approximately $33.7 million. There was no impairment charge in the three months ended March 31, 2010. While negotiations with its lenders continue, there is no assurance that Core will be successful in reaching any agreement with its lenders with respect to resolution of these obligations.
     In December 2009, Core reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. The assets are available for immediate sale in their present condition and Core determined that it is probable that it will sell the Projects in 2010. Due to this decision, the assets associated with the Projects that are for sale have been classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets. Core has accepted an offer to sell the Projects, which has been approved by the lender, with substantially all of the proceeds going to satisfy Core’s obligations to the lender. However, there can be no assurance that the transaction will close or that the lender will release Core from its obligations. As of the date of this report, Core is in the due diligence phase of the sale. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.
     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding was scheduled in three installments: the first installment of $100,000 was due on October 21, 2009; the second installment of $450,000 was due on January 1, 2010; and the final installment was due on April 1, 2010. Additionally, Core was obligated to fund certain staffing costs of $200,000 under the terms of this agreement. Core did not pay any of the required installments and has not funded the $200,000 payment for staffing. On November 5, 2009, Core received a notice of default from the city for non payment. Core is in discussions with one of its lenders to fund the required payments out of an interest reserve account established under its loan agreement with the lender while it seeks to resolve this issue. However, in the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city, which could result in a loss of entitlements associated with the development project.
     Based on an ongoing evaluation of its cost structure and in light of current market conditions, Core reduced its head count by 41 employees during 2009, resulting in approximately $1.3 million in severance charges which were recorded during the fourth quarter of 2009. In the first quarter of 2010, severance related payments at Core totaled approximately $577,000.
     The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and as they arise. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and it is not currently anticipated that Woodbridge will provide any funds to Core. Core’s results are reported in the Real Estate Operations segment in Note 18 of the “Notes to Unaudited Consolidated Financial Statements” included in Item 1 of this report. Core’s financial information included in the consolidated financial statements has been prepared assuming that Core will meet its obligations and continue as a going concern. As a result, the consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty.
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

Real Estate
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
     Core’s bond financing at March 31, 2010 and December 31, 2009 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $165.8 million and $170.8 million, respectively. Bond obligations at March 31, 2010 mature in 2035 and 2040. As of March 31, 2010, Core owned approximately 16% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During each of the three months ended March 31, 2010 and 2009, Core recorded a liability of approximately $159,000 in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. Based on Core’s approximate 91% ownership of property within the special assessment district as of March 31, 2010, it will be responsible for the payment of approximately $10 million in assessments by March 2011. If Core sells land within the special assessment district and reduces its ownership percentage, the potential payment of approximately $10 million would decrease in relation to the decrease in the ownership percentage. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with accounting guidance for real estate, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At each of March 31, 2010 and December 31, 2009, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million, of which $3.1 million is included in the liabilities related to assets held for sale in the accompanying consolidated statements of financial condition as of March 31, 2010.
     The following table summarizes our Real Estate and Other contractual obligations (excluding Bluegreen) as of March 31, 2010 (in thousands):

		Payments due by period
		Less than	13 - 36	37 - 60	More than
Category (1)	Total	12 Months	Months	Months	60 Months

Debt obligations (2)	$273,009	176,436	499	10,857	85,217
Operating lease obligations	1,035	785	191	59	—
Debt obligations associated with assets held for sale	74,533	71,483	110	124	2,816
Severance related termination obligations	537	537	—	—	—

Total obligations	$349,114	249,241	800	11,040	88,033

(1)	Debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion. Debt obligations and debt obligations associated with assets held for sale include defaulted loans totaling approximately $247.6 million as of March 31, 2010 of which repayment of the outstanding debt was accelerated by the lender and is currently being shown as immediately due and payable in less than 12 months. See Note 3 of the “Notes to Unaudited Consolidated Financial Statements” included in Item 1 of this report for more information regarding the defaulted loans.

(2)	These amounts represent scheduled principal payments.

Real Estate
     In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits in accordance with accounting guidance for uncertainty in income taxes, which provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
     At each of March 31, 2010 and December 31, 2009, Core had outstanding surety bonds of approximately $860,000, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. It is estimated that approximately $495,000 of work remains to complete these improvements and it is not currently anticipated that any outstanding surety bonds will likely be drawn upon.
     Levitt and Sons had approximately $33.3 million of surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $8.0 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At each of March 31, 2010 and December 31, 2009, Woodbridge had $527,000 in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $37,000 during the three months ended March 31, 2009, in accordance with the indemnity agreement for bond claims paid during the period, while no reimbursements were made in the three months ended March 31, 2010. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. There is no assurance that Woodbridge will not be responsible for amounts in excess of the $527,000 accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and Woodbridge initiated a lawsuit against the municipality. Woodbridge does not believe a loss is probable and accordingly has not accrued any amount related to this claim. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit as security while the matter is litigated with the municipality, and Woodbridge has complied with that request.

Real Estate
Bluegreen
Bluegreen’s results of operations for the three months ended March 31, 2010 are reported through two reportable segments which are Bluegreen Resorts and Bluegreen Communities. In the three months ended March 31, 2009, our earnings attributable to Bluegreen were reported as part of Woodbridge other operations, which is currently included in the BFC Activities segment.
     Bluegreen’s results for the first quarter of 2010 reflect its continued efforts to improve its cash flows from operations by targeting higher cash down payments on sales of VOIs, by limiting the number of VOI sales for which it provides financing and by improving its selling and marketing efficiencies in its Resorts Division. Bluegreen’s results also reflect its efforts to increase its cash fee-based service businesses. While its cash flows from operations and its Resorts Division segment operating margin reflects the success of these efforts, the Communities Division continued to be impacted by low consumer demand for homesites during the quarter.
     Additionally, during the first quarter of 2010:
•	The Bluegreen’s Resorts and Communities Divisions generated segment operating losses of approximately $8.6 million.

•	Bluegreen’s adoption of the amendment to the accounting guidance associated with the consolidation of VIE’s on January 1, 2010, resulted in its consolidation of seven existing special purpose financing entities that are associated with past securitization transactions. In addition to the material changes to the Company’s Consolidated Statement of Financial Condition (see Note 2 of the “Notes to the Unaudited Consolidated Financial Statements”), the consolidation of these special purpose finance entities impacted the Statement of Operations during the first quarter of 2010 by increasing Bluegreen’s interest income from VOI notes receivable and increasing interest expense on notes payable, compared to prior periods.

•	Bluegreen recorded a charge of approximately $10.7 million to increase the reserve for loan losses on its VOI notes receivables generated prior to December 15, 2008, most of which were accounted for off-balance sheet prior to January 1, 2010.
     As discussed further under “Liquidity and Capital Resources”, Bluegreen Resorts sales operations are materially dependent on the availability of liquidity in the credit markets. Historically, Bluegreen has provided financing to a significant portion of its Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, with the balance being financed over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, Bluegreen has historically maintained credit facilities pursuant to which Bluegreen pledged or sold its consumer note receivables. Furthermore, Bluegreen also engaged in private placement term securitization transactions or similar arrangements to periodically pay down all or a portion of its note receivable credit facilities.
     There has been and continues to be an unprecedented disruption in the credit markets that has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more expensive. The term securitization market continues to be limited and, as a result, Bluegreen believes that financial institutions have been and continue to be more cautious about entering into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of Bluegreen’s lenders, have announced that they will either be exiting the finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable to Bluegreen.
     While Bluegreen believes that the market for its Resorts product remains relatively strong, Bluegreen is continuing to deemphasize its sales operations to conserve cash because of the uncertainties in the credit markets. In an effort to conserve cash and availability under Bluegreen receivables credit facilities, Bluegreen implemented strategic initiatives which have included closing certain sales offices; eliminating what Bluegreen identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as pursuing other cash-based services; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at various locations; limiting sales to borrowers who meet newly applied underwriting standards; and increasing interest rates on new sales transactions for which Bluegreen provides financing. Bluegreen’s goal was and continues to be to limit the number of VOI sales while increasing the ultimate profitability of the sales it makes. Additional information on Bluegreen’s strategic initiatives is provided in “Liquidity and Capital Resources” below. Bluegreen believes that it has adequate timeshare inventory to satisfy its projected sales for 2010 and, based on anticipated sales levels, for a number of years thereafter.

Real Estate
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
     While the vacation ownership business has historically been capital intensive, Bluegreen’s goal is to leverage its sales and marketing, mortgage servicing, resort management, title and construction expertise to generate fee-based-service relationships with third parties that produce positive cash flows and require less capital investment. As of March 31, 2010, Bluegreen was providing resort management services to four resorts and it began providing management services at a fifth resort during April 2010. During the three months ended March 31, 2010, Bluegreen sold $15.8 million of third party inventory and earned sales and marketing commissions of approximately $10.2 million, as well as title fees on such transactions. No such sales occurred for the same period in 2009, as Bluegreen did not begin selling third party developer inventory until July 2009. Bluegreen also provides resort design and development services and mortgage services under certain of these arrangements. Bluegreen intends to pursue additional fee-based services relationships and while there is no assurance that this will be the case, Bluegreen believes that these activities will become an increasing portion of its business over time.
     Bluegreen Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate markets. Demand for its homesites has decreased as well as sales volume. Bluegreen has significantly reduced prices on certain of its completed homesites in an attempt to increase sales activity and certain of its Communities’ inventories have been written down to net realizable value. There can be no assurances that future changes in Bluegreen’s intentions or pricing will not result in future material charges or adjustments to the carrying amount of its inventory or otherwise adversely impact its results and financial condition in the future.
     Bluegreen has historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that Bluegreen reduces sales of VOIs by its estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries. The provision for loan losses for the three months ended March 31, 2010 was approximately $4.8 million and was mainly associated with Bluegreen Resorts. The allowance for loan losses attributable to Bluegreen Communities was not significant.
     The deteriorating credit markets have negatively impacted Bluegreen’s financing activities. While the credit markets appear to be recovering, the number of securitization and hypothecation transactions being consummated in the market overall remains below historical levels and Bluegreen believes that those that are consummated are more difficult to effect and are generally priced at a higher cost than in prior periods. There can be no assurance that Bluegreen will be able to secure financing for its VOI notes receivable on acceptable terms, if at all.
     Since 2009 Bluegreen has renewed or extended certain of its existing credit facilities and debt maturities (See the “Liquidity and Capital Resources” section for further information). In connection with such renewals and extensions, Bluegreen may, in certain cases, agree to pay higher interest rates and fees. In addition, conditions in the commercial credit markets are expected to increase interest rates on new debt Bluegreen may obtain from time to time in the future. Any such increased interest rates would increase Bluegreen’s expenses and adversely impact its results of operations.

Real Estate
Bluegreen Segments Financial Results
     The following tables include Bluegreen’s financial results for the three months ended March 31, 2010. No comparative analysis was performed as Bluegreen’s results prior to November 16, 2009 are not included in the financial results below, but rather our earnings attributable to Bluegreen were reported in our BFC Activities segment.

	Bluegreen Resorts		Bluegreen Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	of Sales
			(dollars in thousands)
Three Months Ended March 31, 2010:

System-wide sales (1)	$45,697		$—		$—
Change in sales deferred under timeshare accounting rules	(2,497)		—		—
Estimated uncollectible VOI notes receivable on current period system-wide sales	(4,310)		—		—

System-wide sales, net	41,387	100%	3,666	100%	45,053	100%
Sales of third-party VOIs	(15,754)	(38)	—	—	(15,754)	(35)
Adjustment to allowance for loan losses	(10,704)	(26)	—	—	(10,704)	(24)

Sales of real estate	14,929	36	3,666	100	18,595	41
Cost of real estate sales	(3,108)	(21) *	(5,788)	(158)	(8,896)	(48) *

Gross profit	11,821	79 *	(2,122)	(58)	9,699	52 *
Fee-based sales commission revenue	10,180	25	—	—	10,180	23
Other resort and communities operations revenues	15,670	38	351	10	16,021	36
Cost of other resort and					(12,690)
communities operations	(11,943)	(29)	(747)	(20)		(28)
Segment selling, general and administrative expenses (2)	(29,814)	(72)	(2,652)	(72)	(32,466)	(72)

Segment operating loss	$(4,086)	(10)	$(5,170)	(141)	$(9,256)	(21)

*	Bluegreen Resorts cost of sales and Gross profit are calculated as a percentage of sales of real estate

(1)	Includes sales of VOI’s made on behalf of third parties, which are effected through the same process as the sale of Bluegreen’s vacation ownership inventory, and involve similar selling and marketing costs.

(2)	General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $13.0 million for the three months ended March 31, 2010. (See “Corporate General and Administrative Expenses” below for further discussion).

Real Estate
Bluegreen Resorts
Bluegreen Resorts — Resort Sales and Marketing
     The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third-party developers for a fee for the periods indicated. The information is provided before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules:

For the Three Months
Ended March 31, 2010
Number of Bluegreen VOI sales transactions	3,478
Number of sales made on behalf of third-party developers for a fee	1,317

Total VOI sales transactions	4,795

Average sales price per transaction	$11,618
Number of total prospects tours	29,553
Sale-to-tour conversion ratio— total prospects	16.2%
Number of new prospects tours	15,408
Sale-to-tour conversion ratio— new prospects	12.1%
Resort Management and Other Services
     The following table sets forth pre-tax profit generated by Bluegreen’s resort management and other services (in thousands):

For the Three Months
Ended March 31, 2010
Resort Management Operations	$6,719
Title Operations	1,471
Net Carrying Cost of Developer Inventory	(3,551)
Other	(138)

Total	$4,501

Bluegreen Communities
     The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the period indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

For the Three Months
Ended March 31, 2010
Number of homesites sold	66
Average sales price per homesite	$58,191

Real Estate
     The tables below set forth information with respect to contracts to sell homesites at March 31, 2010 (in thousands):

Contracts to Sell Property at
Projects Not Substantially Sold
Out at March 31, 2010
Project

Vintage Oaks at the Vineyard	$1,923
Havenwood at Hunter’s Crossing	381
Lake Ridge at Joe Pool Lake	203
King Oaks	313
Chapel Ridge	150
Sanctuary Cove	127

Total	$3,097

Contracts to Sell Property at
Projects Substantially Sold
Out at March 31, 2010
Project

Saddle Creek Forest	$345
Miscellaneous	255
Total	600

Total Contracts	$3,697

Finance Operations
     As of March 31, 2010, Bluegreen’s finance operations included the ongoing excess interest spread earned on over $779.6 million of notes receivable. This amount reflects the consolidation on January 1, 2010 of notes receivable held by seven of Bluegreen’s special purpose finance entities that were previously not consolidated by Bluegreen in accordance with then-prevailing generally accepted accounting principles (see Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for additional information).

Real Estate
Income from Notes Receivable Portfolio and Mortgage Servicing Operations
     The following table details the sources of Bluegreen’s income and related expenses associated with its notes receivable portfolio (in thousands):

For the Three Months
Ended March 31, 2010
Income
Interest income:
VOI notes receivable	$29,966
Other	45

Total interest income	30,011

Servicing fee income:
Fee-based services	13

Total income	30,024

Expenses
Receivable-backed note interest expense	11,736
Cost of mortgage servicing operations	730

Total expenses	12,466

Pre-tax income on notes receivable portfolio and mortgage servicing operations	$17,558

Mortgage Servicing Operations.
     Bluegreen’s mortgage servicing operations include recording and processing payments, and collection of its owned notes receivable, as well as collecting payments on notes receivable owned by third parties. In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of its VOI notes receivable through its various credit facilities, as well as perform monthly reporting activities for its lenders and receivable investors. Prior to the adoption of the amendment to the accounting guidance for the consolidation of VIEs on January 1, 2010, Bluegreen recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance sheet special purpose finance entities and for providing loan services to other third-party portfolio owners, on a cash-fee basis. Effective January 1, 2010, Bluegreen ceased recognizing servicing fee income for providing mortgage serving to its special purpose finance entities as such entities are now consolidated (see Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for additional information).
     During the first quarter of 2010 servicing fee income represented mortgage servicing fees earned on behalf of a third-party lender in connection with one of Bluegreen’s fee-based services arrangements. As of March 31, 2010, the total amount of notes receivable serviced by Bluegreen under this arrangement was $6.7 million.
Interest Expense on Receivable-Backed Notes Payable
     Interest expense on receivable-backed notes payable was $11.7 million for the three months ended March 31, 2010. This amount reflects a higher average debt balance as a result of the recognition of approximately $411.4 million of non-recourse receivable-backed debt as a result of the consolidation of Bluegreen’s special purpose finance entities as of January 1, 2010. As stated above, accounting rules previously in effect required that the assets and liabilities of these special purpose finance entities be treated off balance sheet and, accordingly, Bluegreen historically did not recognize an obligation for the receivable-backed debt of the special purpose finance entities nor did Bluegreen recognize the related interest expense on such debt.
Other Interest Expense
     Other interest expense was $4.4 million for the first quarter of 2010.
     Total interest expense capitalized to construction in progress was $71,000 for the first quarter of 2010.

Real Estate
     Interest expense capitalized to construction in progress varies based upon the amount of construction and development spending.
     Bluegreen’s effective cost of borrowing, including interest expense on its receivable-backed notes payable was 6.35% for the three months ended March 31, 2010.
Corporate General and Administrative Expenses
     Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Corporate general and administrative expenses, excluding mortgage servicing operations, were $13.0 million for the first quarter of 2010.
Other Income
Other income for the three months ended March 31, 2010 was $316,000
Non-controlling Interests in Income of Consolidated Subsidiary
     We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, Bluegreen’s 51%-owned subsidiary, in our consolidated financial statements (See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information). Non-controlling interests in income of consolidated subsidiary was approximately $1.5 million for the three months ended March 31, 2010.
Bluegreen’s Liquidity and Capital Resources
     Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales that are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, (iv) cash from its finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from its sales and marketing fee-based services and other resort services, including its resorts management operations, and other communities operations.
     Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets. Resorts sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers is a critical factor in its continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses and exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of its residential land communities.
     Since 2008, there have been unprecedented disruptions in the credit markets, which have made obtaining additional and replacement external sources of liquidity more difficult and more costly in the term securitization market. Market activity continues to be below historical levels and transactions that have been consummated have generally been on more adverse terms. As a result, financial institutions have been cautious about entering into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of Bluegreen’s lenders, have announced that they either have or will be exiting the resort finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable on reasonable terms, if at all.

Real Estate
     Bluegreen has certain strategic initiatives in place with a view to better position its operations in light of the downturn in the commercial credit markets. Bluegreen intends to continue to monitor its results as well as the external environment in order to attempt to adjust its business to existing conditions. The ongoing goals of its strategic initiatives are designed to conserve cash and enhance its financial position, to the extent possible by:
•	Maintaining a significantly reduced sales level within its Resorts sales operations in an effort to match its sales pace to its liquidity and known receivable capacity;

•	Emphasizing cash-based business in its sales, resort management and finance operations, with particular focus on growing its fee-based service business;

•	Minimizing the cash requirements of Bluegreen Communities;

•	Maintaining reduced levels of overhead and continuing to see increasing efficiency;

•	Minimizing capital spending;

•	Working with its lenders to renew, extend, or refinance its credit facilities;

•	Maintaining compliance under its outstanding indebtedness; and

•	Continuing to provide what Bluegreen believes to be a high level of quality vacation experiences and customer service to its VOI owners.
     While Bluegreen believes that it has realized initial success with its strategic initiatives, there is no assurance that Bluegreen will be successful in achieving its goals.
     While the vacation ownership business has historically been capital intensive, one of Bluegreen’s principal goals is to utilize its sales and marketing, mortgage servicing, resort management, title and construction expertise to pursue low-capital requirement, fee-based-service business relationships that produce strong cash flows for its business.
     While Bluegreen has successfully extended or refinanced the majority of its debt originally maturing or requiring partial repayment in 2009 and 2010, the advance periods of many of its facilities have or will expire in the near term. Bluegreen intends to continue its efforts to renew and extend the advance periods under certain of its existing receivable-backed credit facilities, and to seek additional similar credit facilities, and Bluegreen believes that the implementation of its strategic initiatives has positioned them to address these matters with its existing and future lenders; however, there is no assurance that its efforts will be successful, in which case, its liquidity would be significantly adversely impacted. Further, while Bluegreen may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to them on favorable terms or at all. In light of the current trading price of Bluegreen’s common stock, financing involving the issuance of its common stock or securities convertible into its common stock would be highly dilutive to its existing shareholders.
     Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) its significant cash requirements to service debt reduce the funds available for operations and future business opportunities and increase its vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) its leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to its indebtedness requires Bluegreen to meet certain financial tests and restricts its ability to, among other things, borrow additional funds, dispose of assets, make investments or pay cash dividends on or repurchase common stock (although Bluegreen does not currently believe that any such transactions are likely to be structured so as to materially limit its ability to pay cash dividends on its common stock, if its board were to choose to do so, or its ability to repurchase shares in the near term; there is no assurance that this will remain true in the future); and (iv) its leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than they do.
Credit Facilities
     The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of its liquidity as of March 31, 2010. These facilities do not constitute all of its outstanding indebtedness as of March 31, 2010. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Real Estate
Credit Facilities for Bluegreen Receivables with Future Availability
     Bluegreen maintains various credit facilities with financial institutions that provide receivable financing for its operations. Bluegreen had the following credit facilities with future availability as of March 31, 2010 (in thousands):

				Advance
		Outstanding	Availability	Period	Borrowing
	Revolving	Balance as	as of	Expiration;	Rate; Rate as
	Borrowing	of March 31,	March 31,	Borrowing	of March 31,
	Limit	2010	2010	Maturity	2010
				June 29, 2010;	Prime + 2.50%;
BB&T Purchase Facility(1)	$150,000	$122,302	$27,698	June 5, 2022	5.75%
				Aug. 27, 2010;	30 day LIBOR+2.50%;
Liberty Bank Facility(1)	75,000	61,817	13,183	Aug. 27, 2014	5.75%(2)

Total	$225,000	$184,119	$40,881

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	Interest charged on this facility is variable, subject to a floor of 5.75%.
BB&T Purchase Facility
     The amended and restated timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) provides for the sale of Bluegreen’s timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and customary terms and conditions. The BB&T Purchase Facility revolving advance period under the facility will end on June 29, 2010. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to June 29, 2010, the facility limit will either remain at the current facility limit of $150.0 million or decrease to $100.0 million, under certain circumstances. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our Consolidated Statement of Financial Condition. The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.
     As of March 31, 2010, the outstanding balance of the BB&T Purchase Facility reflected a ratio of outstanding advances to outstanding receivables transferred to BB&T under the facility of 79.6%; however, Bluegreen will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables decreases to 67.5% as the outstanding balance amortizes. The interest rate on the BB&T Purchase Facility is the prime rate plus 2.5%.
     During the first quarter of 2010, Bluegreen did not pledge any VOI notes receivable to this facility. Bluegreen made repayments of $9.0 million on the facility during the first quarter of 2010.
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

Real Estate
     During the first quarter of 2010, Bluegreen pledged $8.3 million of VOI notes receivable to this facility and received cash proceeds of $7.5 million. Bluegreen also made repayments of $4.7 million under the facility during the first quarter of 2010.
     In April 2010, Bluegreen transferred $1.2 million of VOI notes receivable to Liberty and received cash proceeds of $1.1 million. Subsequent to this borrowing, and based on subsequent repayments, Bluegreen had $13.4 million in availability under this facility.
Other Outstanding Receivable-Backed Notes Payable
     Bluegreen has outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. Bluegreen had the following outstanding balances under such credit facilities as of March 31, 2010 (in thousands):

	Balance as
	of March		Borrowing Rate; Rate
	31, 2010	Borrowing Maturity	as of March 31, 2010
The GE Bluegreen/Big Cedar Facility	$30,392	April 16, 2016	30 day LIBOR+1.75%;
			2.00%
Wells Fargo Facility	11,279	December 31, 2010	Prime + 0.25-0.50%;
			4.00% (1)
The GMAC Receivables Facility	4,701	February 15, 2015	30 day LIBOR+4.00%;
			4.25%
Non-recourse Securitization Bonds	394,031	Varies	Varies

Total	$440,403

(1)	Interest charged on this facility is variable and may be subject to a 4.00% floor under certain circumstances.
The GE Bluegreen/Big Cedar Facility
     The Bluegreen/Big Cedar Joint Venture has a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired and all outstanding borrowings mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions to funding. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the first quarter of 2010, Bluegreen repaid $2.4 million under this facility.
The Wells Fargo Facility
     Bluegreen has a credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Historically, Bluegreen has primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been Bluegreen’s one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The interest rate charged on outstanding receivable borrowings under the facility, as amended, is the prime lending rate plus 0.25% when the average monthly outstanding loan balance under certain sub-lines is greater than or equal to $15.0 million. If the average monthly outstanding loan balance under certain sub-lines is less than $15.0 million, the interest rate is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility and, during the first quarter of 2010, Bluegreen repaid $3.1 under this facility.

Real Estate
Receivable-Backed Notes Payable previously reported as off-balance sheet.
     See Note 14 of the “Notes to our Unaudited Consolidated Financial Statements” for information related to the debt obligations that were previously reported off-balance sheet.
Other Effective Receivable Capacity.
     Pursuant to the terms of certain of Bluegreen’s prior term securitizations and similar type transactions, Bluegreen has the ability to substitute new eligible VOI notes receivable into such facilities in the event receivables that were previously sold in such transactions default or are the subject of an owner upgrade transaction, subject to certain limitations. These substitutions result in Bluegreen receiving additional cash through its monthly distribution on its retained interest in notes receivable sold. Bluegreen intends to continue to use this receivable capacity, to the extent possible under the terms and conditions of the applicable facilities.
Credit Facilities for Bluegreen Inventories without Existing Future Availability
     Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by its resorts or communities inventories. As of March 31, 2010 these included the following significant items (in thousands):

	Balance as of
	March 31,	Borrowing	Borrowing Rate; Rate as of
	2010	Maturity(1)	March 31, 2010
The GMAC AD&C Facility	$79,184	June 30, 2012	30 day LIBOR+4.50%;
			4.75%
The GMAC Communities Facility	36,886	December 31, 2012	Prime + 2.00%;
			10.00%
The Textron Facility	12,551	Varies by loan (2)	Prime + 1.25%-1.50%;
			4.50%-4.75%
Wachovia Notes Payable	21,895	Varies by loan (3)	30 day LIBOR + 2.00%-2.35%;
			2.25%-2.60%

Total	$150,516

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2009 and maturity.

(2)	The maturity date for this facility varies by loan. The maturity date associated with Bluegreen’s Odyssey Dells Resort loan, which had an outstanding balance of $6.8 million as of March 31, 2010, is December 31, 2011. The maturity date associated with Bluegreen’s Atlantic Palace Resort, which had an outstanding balance of $5.8 million as of March 31, 2010, is April 2013.

(3)	See discussion of the Wells Fargo Loan below.
The GMAC AD&C Facility
     This facility was used to finance the acquisition and development of certain of Bluegreen resorts and currently has three outstanding project loans. The maturity date for the project loan collateralized by Bluegreen’s Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”), is June 30, 2012. Approximately $68.9 million was outstanding on this loan as of March 31, 2010. Maturity dates for two project loans related to Bluegreen’s Fountains resort in Orlando, Florida (the “Fountains Loans”) are September 2010 and March 2011, with $7.0 million and $3.3 million, respectively, outstanding as of March 31, 2010. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. The facility bears interest at a rate equal to the 30-day LIBOR plus 4.50%. As of March 31, 2010, Bluegreen had no availability under this facility. During the first quarter of 2010, Bluegreen repaid $8.2 million on this facility.

Real Estate
The GMAC Communities Facility (subsequently renamed in April to the H4BG, LP Facility)
     Bluegreen has an outstanding balance under a credit facility (the “GMAC Communities Facility”) historically used to finance its Bluegreen Communities real estate acquisitions and development activities. The GMAC Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the GMAC Communities Facility is secured by certain of Bluegreen’s golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia). The period during which Bluegreen can add additional projects to the GMAC Communities Facility has expired.
     The maturity date of this credit facility is December 31, 2012. Principal payments are effected through agreed-upon release prices as real estate collateralizing the GMAC Communities Facility is sold, subject to minimum required amortization. The interest rate on the GMAC Communities Facility is the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan is reduced to $32.6 million, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter.
     During April 2010, GMAC assigned all rights, title, and interest in the GMAC Communities Facility to H4BG, LP. This assignment did not affect any of the material financial terms of the loan agreement, which will subsequently be called the H4BG, LP Communities Facility. During the first quarter of 2010, Bluegreen repaid a total of $1.6 million under this facility.
Textron AD&C Facility
     Bluegreen has an existing master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”) with two outstanding sub-loans and no future borrowing capacity. The sub-loan used to acquire and develop Bluegreen’s Odyssey Dells resort in Wisconsin Dells, Wisconsin (the “Odyssey Sub-Loan”), had an outstanding balance as of March 31, 2010 of approximately $6.8 million. Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Odyssey Sub-Loan subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Odyssey Sub-Loan is December 31, 2011.
     The sub-loan used to acquire Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey had a balance of $5.8 million as of March 31, 2010 (the “Atlantic Palace Sub-Loan”). Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.
     Bluegreen has guaranteed all sub-loans under the Textron AD&C Facility. Interest on the Textron AD&C Facility is equal to the prime rate plus 1.25% — 1.50% and is due monthly. During the first quarter of 2010, Bluegreen repaid $0.2 million on this facility.
The Wachovia Notes Payable
     As of March 31, 2010, Bluegreen had approximately $21.9 million of outstanding debt to Wachovia Bank, N.A. (“Wachovia”) under various notes payable collateralized by certain of Bluegreen’s timeshare resorts or sales offices (the “Wachovia Notes Payable”). During the first quarter of 2010, Bluegreen made a required principal payment of $2.6 million related to the various Wachovia Note Payable loans. In April 2010, Bluegreen executed an agreement with Wells Fargo Bank, N.A. to refinance the remaining $21.9 million outstanding under the Wachovia Notes Payable into a new term loan. See Wells Fargo Term Loan below for further details.

Real Estate
The Wells Fargo Term Loan
     On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated its notes payable to Wachovia and the line-of-credit issued by Wachovia (discussed below) into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). As described above, the notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, Bluegreen made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the existing Wachovia debt. The Wells Fargo Term Loan is scheduled to mature on April 30, 2012 and bears interest at 30-day LIBOR + 6.87%. Principal payments will be effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum required amortization of $5.2 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of its sold VOI notes receivables as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral, the residual interest in one future transaction which creates such a retained interest.
Unsecured Credit Facility — Wachovia Line-of-Credit
     As of March 31, 2010, Bluegreen had an unsecured line-of-credit with Wachovia. During the first quarter of 2010, Bluegreen repaid $1.2 million on this line-of-credit. In April 2010, the remaining $14.5 million was refinanced by Wells Fargo under the Wells Fargo Term Loan discussed above.
Commitments
     Bluegreen’s material commitments as of March 31, 2010 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its Bluegreen Resorts and Communities projects based on its sales contracts with customers and commitments under noncancelable operating leases.
     The following table summarizes the contractual minimum principal and interest payments, respectively, required on all of Bluegreen’s outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases by period date, as of March 31, 2010 (in thousands):

		Purchase
		Accounting	Less than	13 - 36	37 - 60	More than
Category	Total	Adjustments	12 Months	Months	Months	60 Months

Debt obligations	$847,468	(59,617)	76,856	96,325	71,279	662,625
Interest payable on debt obligations	577,986	—	55,122	96,254	86,248	340,362
Noncancelable operating leases	66,726	—	10,747	15,876	10,052	30,051

Total obligations	$1,492,180	(59,617)	142,725	208,455	167,579	1,033,038

     Bluegreen intends to use cash flow from operations, including cash received from the sale/pledge of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual obligations. While this may not prove to be the case, Bluegreen believes that it will continue to be successful in renewing certain debt facilities. Based on this and the expected positive impact on Bluegreen’s financial position of the strategic initiatives implemented in the fourth quarter of 2008, Bluegreen believes that it will be in a position to meet required debt payments when it expects them to be ultimately due, however there can be no assurance that this will be the case.
     Bluegreen estimates that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $1.0 million as of March 31, 2010. Bluegreen estimates that the cash required to complete communities in which sales have occurred was approximately $7.2 million as of March 31, 2010. These amounts assume that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made in a sales contract with a customer; however, Bluegreen anticipates that it will incur such obligations in the future. Bluegreen plans to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There is no assurance that Bluegreen will be able to generate the cash from operations necessary to complete the foregoing commitments or that actual costs will not exceed those estimated.

Real Estate
     Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities it intends to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and debt maturity extensions discussed above and the availability of credit. Bluegreen will continue its efforts to renew or replace credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including its debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities; its ability to satisfy its obligations would be materially adversely affected.
     Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include, what Bluegreen believes to be, customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. No assurance can be given that Bluegreen will not be required to seek waivers of such covenants, that it will be successful in obtaining waivers, or that such covenants will not limit its ability to raise funds, sell receivables, satisfy or refinance its obligations or otherwise adversely affect its operations. Further, although Bluegreen does not currently believe that any such transactions are likely to be structured so as to materially limit its ability to pay cash dividends on its common stock or its ability to repurchase shares in the near term; there is, although, no assurance this will remain true in the future. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond Bluegreen’s control.
Off-Balance Sheet Arrangements
     Bluegreen historically monetized its notes receivables through various facilities and through periodic term securitization transactions and other similar arrangements, many of which were accounted for as sales of notes receivable under the accounting requirements in effect at the time. As discussed further in Note 2 of our Notes to Unaudited Consolidated Financial Statements, on January 1, 2010, Bluegreen adopted accounting rules that required it to consolidate seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment. Accordingly, as of March 31, 2010, Bluegreen does not have any off-balance sheet arrangements.

Financial Services
(BankAtlantic Bancorp)
Financial Services
     The Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp currently presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010 filed with the Securities and Exchange Commission. Accordingly, references to “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
Consolidated Results of Operations
     Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
(in thousands)	2010	2009	Change
BankAtlantic	$(17,129)	$(40,589)	$23,460
BankAtlantic Bancorp Parent Company	(3,392)	(6,022)	2,630

Loss from continuing operations	$(20,521)	$(46,611)	$26,090

For the Three Months Ended March 31, 2010 Compared to the Same 2009 Period:
     The decrease in BankAtlantic’s loss from continuing operations during the 2010 quarter compared to the same 2009 quarter primarily resulted from an $11.5 million decline in the provision for loan losses, $11.1 million of lower impairment charges and a reduction in operating expenses. The above improvements in BankAtlantic’s performance were partially offset by a $3.6 million decline in revenue from service charges on deposits and a $2.8 million decrease in net interest income. The decline in the provision for loan losses for the 2010 quarter compared to the 2009 quarter resulted from a reduction in the allowance for loan losses during the 2010 quarter compared to an increase in the allowance during the 2009 quarter. The reduction in the allowance for loan losses during the 2010 quarter was primarily due to the disposition of certain non-performing loans, declines in loan balances, and a stabilizing of our historical loss experience. The allowance for loan losses during the 2009 quarter reflected deteriorating economic conditions and adverse delinquency trends. During the three months ended March 31, 2009, BankAtlantic recognized a $9.1 million goodwill impairment charge and $1.9 million of termination costs associated with a reduction in the workforce. BankAtlantic did not recognize a goodwill impairment charge or incur termination costs during the 2010 quarter. BankAtlantic’s non-interest expenses excluding goodwill impairment and termination costs declined by $7.8 million during the 2010 quarter compared to the same 2009 quarter. This decline in expenses was primarily due to the 2009 workforce reductions, the on-going consolidation of certain back-office facilities, renegotiation of vendor contracts and general expense management efforts. The decline in service charges on deposits during the 2010 quarter compared to the 2009 quarter reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of both our focus on targeting customers who maintain deposit accounts with higher balances and the result of a change in customer behavior in response to the current public focus on bank overdraft fees. The decline in BankAtlantic’s net interest income primarily resulted from lower earning asset balances as BankAtlantic slowed the origination and purchase of loans, significantly reduced the acquisition of tax certificates and sold agency securities.
     The decrease in BankAtlantic Bancorp Parent Company’s loss for the 2010 quarter compared to the same 2009 quarter resulted from a $0.5 million decline in net interest expenses and a $2.0 million improvement in the provision for loan losses. The lower net interest expense reflects a significant decline in the three-month LIBOR interest rate from March 2009 to March 2010, as the majority of BankAtlantic Bancorp Parent Company’s debentures are indexed to the three-month LIBOR interest rate. The provision for loan losses during the 2010 quarter reflected a recovery of $1.3 million as BankAtlantic Bancorp Parent Company sold a builder land loan and recognized a recovery of $1.8 million from the reversal of a specific valuation allowance.

Financial Services
(BankAtlantic Bancorp)
     During the 2009 quarter, BankAtlantic Bancorp recognized $4.2 million in discontinued operations relating to additional Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel. The earn-out period ended on February 28, 2009.
BankAtlantic Results of Operations
Net interest income

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2010			March 31, 2009
(in thousands)	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$3,751,907	41,095	4.38	$4,355,818	49,607	4.56
Investments	441,637	6,136	5.56	935,936	12,803	5.47

Total interest earning assets	4,193,544	47,231	4.51%	5,291,754	62,410	4.72%

Goodwill and core deposit intangibles	15,652			25,971
Other non-interest earning assets	475,310			356,514

Total Assets	$4,684,506			$5,674,239

Deposits:
Savings	$425,235	333	0.32%	$441,278	500	0.46%
NOW	1,467,103	2,218	0.61	1,047,116	1,413	0.55
Money market	360,470	629	0.71	421,883	773	0.74
Certificates of deposit	896,074	3,877	1.75	1,300,056	10,301	3.21

Total interest bearing deposits	3,148,882	7,057	0.91	3,210,333	12,987	1.64

Short-term borrowed funds	39,376	13	0.13	278,209	182	0.27
Advances from FHLB	173,011	958	2.25	903,077	7,164	3.22
Long-term debt	22,507	228	4.11	22,820	308	5.47

Total interest bearing liabilities	3,383,776	8,256	0.99	4,414,439	20,641	1.90
Demand deposits	864,391			775,977
Non-interest bearing other liabilities	54,312			61,523

Total Liabilities	4,302,479			5,251,939
Stockholder’s equity	382,027			422,300

Total liabilities and stockholder’s equity	$4,684,506			$5,674,239

Net interest income/ net interest spread		38,975	3.52%		41,769	2.82%

Margin
Interest income/interest earning assets			4.51%			4.72%
Interest expense/interest earning assets			0.80			1.58

Net interest margin			3.71%			3.14%

For the Three Months Ended March 31, 2010 Compared to the Same 2009 Period:
     The decrease in net interest income primarily resulted from a significant reduction in earning assets partially offset by an improvement in the net interest spread and margin.
     The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan repayments due to the large volume of loan refinancing associated with low residential mortgage interest rates during 2009 and the first quarter of 2010. Investments primarily consisted of agency mortgage-backed securities and tax certificates. As a consequence, the average balance of earning assets declined by $1.1 billion during the three months ended March 31, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income.

Financial Services
(BankAtlantic Bancorp)
     The net interest spread and margin improved due to a change in our interest bearing liability funding mix. BankAtlantic used the funds from the reduction in assets and deposit growth to repay FHLB advances and short term wholesale borrowings. As a result, BankAtlantic’s funding mix changed from higher rate FHLB advances to lower rate deposits which resulted in a substantial reduction in BankAtlantic’s cost of funds. This improvement in the cost of funds was partially offset by interest earning asset yield declines and changes in the earning asset portfolio mix from higher yielding investments to lower yielding loans. The decline in average yields on loans reflects lower interest rates during 2010 compared to 2009. The net interest spread and margin were also favorably impacted by a significant increase in transaction accounts with a corresponding reduction in certificate of deposit accounts. A portion of maturing certificate of deposit accounts either transferred to transaction accounts or renewed at substantially lower interest rates. The higher transaction account balances reflect the migration of retail certificate of deposit accounts to transaction accounts and new customer acquisitions. Additionally, transaction account growth was also favorably impacted by a shift of our advertising strategy to targeting potential customers with higher deposit balances.
Asset Quality
     The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For The Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$173,588	125,572

Charge-offs
Residential	(4,181)	(4,588)
Commercial	(21,332)	(5,565)
Consumer	(10,771)	(10,321)
Small business	(837)	(2,771)

Total Charge-offs	(37,121)	(23,245)
Recoveries of loans previously charged-off	1,047	792

Net (charge-offs)	(36,074)	(22,453)
Provision for loan losses	32,034	43,520

Balance, end of period	$169,548	146,639

     During the three months ended March 31, 2010, BankAtlantic recognized $13.5 million of charge-offs related to two builder land bank loans that were sold to unrelated third parties. The specific valuation allowances on these loans as of December 31, 2009 were $13.2 million. Additionally, during the first quarter of 2010 BankAtlantic recognized a $3.4 million charge-off on a $20 million residential land acquisition and development loan upon the sale of our participation interest at a discount to the lead lender. The remaining commercial loan charge-offs during the 2010 quarter primarily related to residential land acquisition and development loans where updated valuations reflected lower collateral values. The unemployment rates nationally and in Florida have reached 9.7% and 12.3%, respectively, real estate values in Florida are forecast to decline further and national and local economic measures remain weak. As a consequence, there is no assurance that the credit quality of our loan portfolio will improve in subsequent periods and if general economic conditions do not improve in Florida and nationwide, the credit quality of our loan portfolio will continue to deteriorate and additional provisions for loan losses will be required.
     The decline in the provision for loan losses for the three months ended March 31, 2010 compared to the same 2009 period reflect lower loan portfolio balances and stabilizing delinquency trends during 2010 compared to negative trends during 2009. Included in the $21.3 million commercial real estate loan charge-offs were $16.9 million of charge-offs associated with these loan sales.

Financial Services
(BankAtlantic Bancorp)
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or restructured loans) were (in thousands):

	As of
	March 31, 2010	December 31, 2009
NONPERFORMING ASSETS
Tax certificates	$1,495	2,161
Commercial real estate (2)	168,937	167,867
Consumer	14,428	14,451
Small business	10,971	9,338
Residential real estate (1)	88,262	76,401
Commercial business	18,767	18,063

Total nonaccrual assets (3)	$302,860	288,281

Residential real estate owned	$10,176	9,607
Commercial real estate owned	29,503	25,442
Small business real estate owned	784	580
Consumer real estate owned	370	306
Other repossessed assets	—	10

Total repossessed assets	40,833	35,945

Total nonperforming assets	$343,693	324,226

Allowances
Allowance for loan losses	$169,548	173,588
Allowance for tax certificate losses	7,341	6,781

Total allowances	$176,889	180,369

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (4)	$366	9,960
Performing impaired loans (5)	1,685	6,150
Troubled debt restructured	124,851	107,642

TOTAL POTENTIAL PROBLEM LOANS	$126,902	123,752

(1)	Includes $45.8 million and $41.3 million of interest-only residential loans as of March 31, 2010 and December 31, 2009, respectively.

(2)	Excluded from the above table as of March 31, 2010 and December 31, 2009 were $35.3 million and $44.9 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of BankAtlantic Bancorp Parent Company in March 2008.

(3)	Includes $57.4 million and $45.7 million of troubled debt restructured loans as of March 31, 2010 and December 31, 2009, respectively.

(4)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral that we believe is sufficient to prevent a loss.

(5)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
     Non-performing assets were higher at March 31, 2010 compared to December 31, 2009 primarily due to a $15.2 million increase in non-accrual loans and a $4.9 million increase in real estate owned.
     The increase in non-accrual loans at March 31, 2010 compared to December 31, 2009 reflects higher residential non-accrual loans. The increase in residential non-accrual loans was primarily the result of a prolonged foreclosure process. Residential loan delinquencies have remained stable for the last twelve months; however, the foreclosure processes vary by state and can currently take more than 15 months to complete. We believe that the time to complete foreclosures may improve in subsequent periods which may result in lower non-accrual residential loan balances and higher residential real estate owned. Non-accrual commercial loans increased slightly from December 2009. During the three months ended March 31, 2010, BankAtlantic sold two non-accrual loans with outstanding aggregate balances of $18.8 million as of December 31, 2009, transferred one $3.6 million loan to real estate owned, placed $29.3 million of loans on non-accrual, charged-off $21.3 million of loans and moved one $6.5 million loan to accruing. Non-accrual commercial loans have trended overall downward since the first quarter of 2009 as the balance of our commercial residential loans has significantly declined. Approximately 45% of the commercial real estate portfolio was evaluated for potential impairment and specific reserves were established when necessary. However, if the national economy deteriorates further, the current high unemployment continues, and home prices continue to decline, then we would expect elevated delinquencies and increased losses in our loan portfolio.

Financial Services
(BankAtlantic Bancorp)
     The allowance for tax certificate losses at March 31, 2010 compared to December 2009 reflects adverse real estate market conditions in our out-of-state tax certificate portfolio.
     The higher balance of repossessed assets at March 31, 2010 compared to December 31, 2009 reflects foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit-worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent which leaves BankAtlantic few viable options other than initiating the foreclosure process. Based on the current amount of non-accrual loans, we expect repossessed assets to increase in the future.
     BankAtlantic’s potential problem loans at March 31, 2010 increased compared to December 31, 2009 primarily due to an increase in commercial real estate troubled debt restructured loans. In response to current market conditions, BankAtlantic has made the decision to modify loans for certain borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans during the three months ended March 31, 2010. Generally, the concessions made to borrowers experiencing financial difficulties may include the reduction of the loans contractual interest rate, forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period. However, there is no assurance that the modification of loans will result in increased collections from the borrower or that modified loans which return to an accruing status will not subsequently return to non-accrual status.
     BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	March 31,		December 31,
	2010		2009
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$43,526	100,706	32,225	83,768
Small business	4,527	7,210	4,520	7,325
Consumer	1,181	13,263	1,774	12,969
Residential	8,136	3,672	7,178	3,580

Total	$57,370	124,851	45,697	107,642

Financial Services
(BankAtlantic Bancorp)
     Commercial residential loans continue to constitute the majority of non-performing commercial real estate loans; however, BankAtlantic is experiencing unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in future periods. BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 54.5% of our $165.2 million of non-accrual commercial real estate loans as of March 31, 2010.
     The following table outlines general information about these relationships as of March 31, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (6)	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal
Residential Land Developers
Relationship No. 1 (1) (2)	$26,731	19,200	1,367	Q3-2004	Q4-2008	Q4-2008	Land A&D (5)	Q4-2009
Relationship No. 2 (1)	12,500	10,064	5,053	Q3-2006	Q1-2009	Q1-2009	Land A&D (5)	Q1-2010
Relationship No. 3 (1), (3)	14,030	10,901	5,846	Q3-2004	Q4-2008	Q1-2009	Builder Land	Q4-2009

Total	$53,261	40,165	12,266

Commercial Land Developers
Relationship No. 4	$17,777	17,777	6,947	Q3-2006	Q1-2010	Q1-2010	Commercial mixed-use	Q4-2009
Relationship No. 5	12,792	12,792	4,860	Q2-2006	Q4-2009	Q4-2009	Commercial land A&D	Q1-2010
Relationship No. 6	8,625	8,625	—	Q2-2005	Q1-2010	Q1-2010	Commercial Land	Q4-2009
Relationship No. 7	10,779	10,779	135	Q3-2007	Q4-2009	Q3-2009	Commercial Land	Q4-2009

Total	49,973	49,973	11,942

Total of Large Relationships	$103,234	90,138	24,208

(1)	During 2009, BankAtlantic recognized partial charge-offs on relationships Nos. 1, 2, and 3 aggregating $11.2 million.

(2)	During 2010, BankAtlantic recognized partial charge-offs on relationship No. 1 of $1.0 million.

(3)	A modification was executed, and the loan is reported as a troubled debt restructured loan but is currently not in default.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).

(6)	Outstanding balance is the “Unpaid Principal Balance” less write-downs.
     The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on our determination of the fair value of the collateral less costs to sell. The fair value of the collateral was determined using third party appraisals. BankAtlantic performs quarterly impairment analyses on these credit relationships and appraised values are reduced further if market conditions significantly deteriorate subsequent to the appraisal date. However, BankAtlantic’s policy is to obtain a full appraisal within one year from the date of the prior appraisal unless the loan is in the process of foreclosure. A new appraisal is obtained at the date of foreclosure.
     Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and certain of these loans could potentially have outstanding loan balances significantly higher than related collateral values as a result of declines in residential real estate values. Loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, California, Florida, Arizona and Nevada are states that have experienced elevated foreclosures and delinquency rates.
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

Financial Services
(BankAtlantic Bancorp)
     At March 31, 2010, BankAtlantic’s residential loan portfolio included $704.6 million of interest-only loans. Approximately $10.9 million of these interest only residential loans became fully amortizing during the three months ended March 31, 2010 and interest-only residential loans scheduled to reset during the remaining nine months of 2010 and during the year ending December 31, 2011 are $32.3 million and $60.8 million, respectively.
     The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
2007	$48,797	64.33%	110.85%	743	744	$3,928	31.96%
2006	57,509	70.80%	120.56%	736	723	4,460	35.58%
2005	39,585	73.25%	114.72%	724	715	7,576	36.78%
2004	363,275	68.01%	80.76%	736	728	25,575	34.41%
Prior to 2004	176,249	67.52%	59.53%	730	734	9,031	31.95%

	Interest-Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
2007	$94,770	71.99%	129.16%	751	738	$18,052	33.91%
2006	206,329	74.02%	125.33%	741	736	31,995	34.96%
2005	220,152	70.08%	113.83%	740	749	12,995	34.04%
2004	92,924	70.54%	96.04%	743	718	6,576	31.68%
Prior to 2004	90,425	58.74%	77.84%	742	747	3,410	31.28%

     The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
Arizona	$11,298	66.68%	119.10%	728	722	$1,282	32.66%
California	166,115	67.63%	80.26%	740	738	13,843	34.85%
Florida	89,727	70.65%	99.95%	721	712	11,834	35.52%
Nevada	6,042	72.16%	119.41%	736	728	637	36.71%
Other States	412,233	67.96%	79.41%	734	732	23,249	33.54%

	Interest-Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
Arizona	$21,215	70.40%	142.29%	752	740	$4,188	32.69%
California	198,259	70.59%	109.05%	741	734	28,636	33.95%
Florida	49,431	68.58%	136.12%	748	740	10,223	31.75%
Nevada	9,710	71.92%	186.26%	745	736	3,989	34.90%
Other States	425,985	70.06%	108.04%	742	743	25,992	33.84%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the third quarter of 2009.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

Financial Services
(BankAtlantic Bancorp)
     The table below presents the allocation of the allowance for loan losses (“ALL”) by various loan classifications, the percent of allowance to each loan category (“ALL to gross loans percent”) and the percentage of loans in each category to gross loans (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	March 31, 2010			December 31, 2009
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	Loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial business	$7,397	5.43%	3.65%	$4,515	2.94%	3.94%
Commercial real estate	86,086	7.57	30.47	91,658	7.71	30.49
Small business	6,565	2.13	8.28	7,998	2.56	8.02
Residential real estate	29,582	2.00	39.56	27,000	1.74	39.85
Consumer	39,918	5.93	18.04	42,417	6.14	17.70

Total allowance for loan losses	$169,548	4.54%	100.00%	$173,588	4.45%	100.00%

     Included in the allowance for loan losses as of March 31, 2010 and December 31, 2009 were specific reserves by loan type as follows (in thousands):

	March 31,	December 31,
	2010	2009
Commercial real estate	$40,927	42,523
Commercial business	5,982	174
Small business	1,768	753
Consumer	4,253	4,621
Residential	12,200	8,784

Total	$65,130	56,855

     The decrease in the allowance for loan losses at March 31, 2010 compared to December 31, 2009 primarily resulted from a decline in the allowance for consumer, commercial real estate, and small business loans partially offset by an increase in the residential and commercial business allowance. The decline in the consumer allowance reflects lower loan balances and the stabilization of delinquency and charge-off trends. The allowance for commercial real estate loans declined due to loan repayments and loan sales aggregating $50.6 million. The reduction in the small business allowance reflects improvement in historical loss experience as well as the stabilization of delinquencies. The significant increase in the commercial business allowance resulted from the establishment of $5.9 million of specific valuation allowances on two business loans. The higher residential allowance reflects increased non-accrual loan balances partially offset by a decline in delinquency trends excluding non-accrual loans, and lower loan balances.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non-Interest Income

	For the Three Months Ended
	March 31,
(in thousands)	2010	2009	Change
Service charges on deposits	$15,048	18,685	(3,637)
Other service charges and fees	7,378	7,025	353
Securities activities, net	3,132	4,320	(1,188)
Income from unconsolidated companies	—	78	(78)
Other	3,183	2,757	426

Non-interest income	$28,741	32,865	(4,124)

     The lower revenues from service charges on deposits during the 2010 quarter compared to the 2009 quarter primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of our focus on targeting customers who maintain deposit accounts with higher balances and the result of a change in customer behavior. The Federal Reserve has recently adopted new overdraft rules effective July 1, 2010, which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has proposed legislation to further limit the assessment of overdraft fees and banking regulators have issued new guidance and best practices related to overdraft fee assessments. This legislation and current public focus on overdraft fees may result in further declines in our overdraft fee income in future periods.
     The increase in other service charges and fees during the three months ended March 31, 2010 compared to the same 2009 period was primarily due to an increase in interchange income based, we believe, on increased spending by our customers reflecting improved economic conditions during 2010 compared to 2009.
     During the three months ended March 31, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings. During the three months ended March 31, 2009, BankAtlantic sold $149.1 million of agency securities available for sale for a $4.3 million gain.
     Income from unconsolidated companies during the three months ended March 31, 2009 represented equity earnings from a joint venture that engages in accounts receivable factoring. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities.
     The increase in other non-interest income for the three months ended March 31, 2010 compared to the same 2009 period was primarily the result of $0.4 million of factoring fees recognized in other income upon the consolidation the factoring joint venture.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non-Interest Expense

	For the Three Months Ended
	March 31,
(in thousands)	2010	2009	Change
Employee compensation and benefits	$24,374	28,078	(3,704)
Occupancy and equipment	13,581	14,910	(1,329)
Advertising and business promotion	1,934	2,781	(847)
Check losses	432	844	(412)
Professional fees	2,565	2,944	(379)
Supplies and postage	965	1,000	(35)
Telecommunication	529	694	(165)
Cost associated with debt redemption	7	591	(584)
Restructuring charges and exit activities	—	1,874	(1,874)
Provision for tax certificates	733	1,486	(753)
Impairment of goodwill	—	9,124	(9,124)
Other	7,601	7,377	224

Total non-interest expense	$52,721	71,703	(18,982)

     The substantial decline in employee compensation and benefits during the three months ended March 31, 2010 compared to the same 2009 period resulted primarily from a decline in the workforce, including a workforce reduction of 130 associates, or 7%, in March 2009. As a consequence of the work force reduction and attrition, the number of full-time equivalent employees declined from 1,770 at December 31, 2008 to 1,520 at March 31, 2010, or a 14% reduction. The decline in the workforce resulted in lower employee benefits, payroll taxes and recruitment advertising. Also contributing $0.8 million to the decline in employee compensation and benefits was the discontinuation of the 401(k) Plan employee match in April 2009 and lower pension expenses due to the appreciation of pension assets during the year ended December 31, 2009.
     The decline in occupancy and equipment primarily resulted from the consolidation of back-office facilities and lower depreciation expense. Depreciation expense declined by $0.6 million and building maintenance, rent expense and utilities declined by $0.6 million during the 2010 quarter compared to the same 2009 period.
     BankAtlantic changed its advertising focus from growing deposit account volume to enhancing BankAtlantic’s relationship with its customers. As a result, BankAtlantic reduced direct mail advertising and reduced gifts to customers upon the opening of deposit accounts. Direct mail advertising and customer gift expenses declined by $1.0 million during the three months ended March 31, 2010 compared to the same 2009 period.
     The lower check losses for the 2010 quarter compared to the same 2009 period were primarily related to more stringent overdraft policies as well as a lower volume of new accounts.
     The decline in professional fees for the 2010 quarter compared to the 2009 quarter primarily resulted from the receipt of $1.7 million of insurance reimbursements in connection with legal costs associated with the class action securities litigation. During the three months ended March 31, 2010, the litigation costs exceeded the deductible under our director and officer liability insurance and we began receiving cost reimbursements from the insurance carrier for 80% of the claims submitted. Insurance claim reimbursements are recognized as a reduction to legal fees when received. The filing of director and officer liability claims is on-going and we expect to receive partial reimbursement for litigation costs associated with securities litigation in future periods.
     The lower telecommunication costs for the 2010 quarter primarily reflects the consolidation of back-office operations during 2009.
     The costs associated with debt redemptions during the three months ended March 31, 2010 were the result of the prepayment of a $0.7 million mortgage-backed bond that was scheduled to mature in September 2013. The costs associated with debt redemptions during the three months ended March 31, 2009 were the result of prepayment penalties incurred upon the prepayment of $249.6 million of FHLB advances.

Financial Services
(BankAtlantic Bancorp)
     The restructuring charge for the 2009 quarter reflects one-time termination costs incurred as a result of the workforce reduction discussed above.
     The provision for tax certificates losses during the 2010 and 2009 quarters reflects higher charge-offs and increases in tax certificate reserves for certain out-of-state certificates acquired in distressed markets. We have significantly reduced the acquisition of out-of state tax certificates and continue to concentrate the majority of our tax certificate acquisitions in Florida.
     BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic had remaining goodwill of $13.1 million relating to its capital services reporting unit included in its statement of condition as of March 31, 2010. If market conditions do not improve or deteriorate further, BankAtlantic may incur additional goodwill impairment charges in future periods.
     The increase in other non-interest expense for the 2010 quarter compared to the 2009 quarter was primarily the result of higher deposit insurance premiums. BankAtlantic’s deposit insurance premium increased from $1.5 million during the three months ended March 31, 2009 to $2.4 million during the same 2010 period. These higher deposit insurance premiums were partially offset by lower general operating expenses during the 2010 quarter compared to the 2009 quarter reflecting management’s expense reduction initiatives.
BankAtlantic Bancorp Parent Company Results of Operations

	For the Three Months
(in thousands)	Ended March 31,
	2010	2009	Change
Net interest (expense)	$(3,485)	(4,021)	536
Recovery/(provision) for loan losses	1,279	(757)	2,036

Net interest (expense) after provision for loan losses	(2,206)	(4,778)	2,572
Non-interest income	458	460	(2)
Non-interest expense	1,644	1,704	(60)

BankAtlantic Bancorp Parent company (loss)	$(3,392)	(6,022)	2,630

     Net interest expense declined during the first quarter of 2010 compared to the same 2009 period as a result of lower average interest rates during the 2010 period partially offset by higher debenture average balances. Average rates on junior subordinated debentures decreased from 5.83% during the three months ended March 31, 2009 to 4.68% during the same 2010 period reflecting lower LIBOR interest rates during the 2010 quarter compared to the 2009 quarter. The average balances on junior subordinated debentures increased from $294 million during 2009 to $309 million during 2010. The increase in average debenture balances resulted from the deferral of interest which began in March 2009.
     Non-interest income remained at 2009 levels. The increased equity earnings from BankAtlantic Bancorp Parent Company’s investment in statutory business trusts that issue trust preferred securities and higher fees received from BankAtlantic for executive management services were offset by lower gains on the sales of securities. During the three months ended March 31, 2009, BankAtlantic Bancorp Parent Company sold 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck for a $120,000 gain. There were no sales of securities for gains during the three months ended March 31, 2010.
     Non-interest expense declined slightly from 2009 levels. Lower foreclosure expenses during 2010 compared to 2009 were offset by higher compensation expenses. The decline in foreclosure expenses reflects a decline in the number of non-performing loans during 2010 compared to 2009. The increase in compensation expenses primarily resulted from higher incentive bonus expenses during the current quarter compared to the same 2009 period.

Financial Services
(BankAtlantic Bancorp)
     In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of BankAtlantic Bancorp Parent Company. The composition of these loans as of March 31, 2010 and December 31, 2009 was as follows (in thousands):

	March 31,	December 31,
	2010	2009
Nonaccrual loans:
Commercial residential real estate:
Builder land bank loans	$5,977	14,060
Land acquisition and development	10,376	10,376
Land acquisition, development and construction	13,450	14,903

Total commercial residential real estate	29,803	39,339
Commercial non-residential real estate	5,523	5,558

Total non-accrual loans	35,326	44,897
Allowance for loan losses — specific reserves	(8,049)	(13,630)

Non-accrual loans, net	27,277	31,267
Performing commercial non-residential loans	3,037	3,116

Loans receivable, net	$30,314	34,383

Real estate owned	$10,532	10,532

     During the first quarter of 2010, BankAtlantic Bancorp Parent Company foreclosed on a $7.9 million builder land bank loan with a $4.5 million specific reserve and sold the collateral for cash proceeds of $5.2 million. The cash proceeds were received in April 2010. The work-out subsidiary also received $0.2 million from loan principal repayments during the quarter, recognized $4.3 million of charge-offs and reversed $5.6 million of specific reserves associated with these charge-offs.
     BankAtlantic Bancorp Parent Company’s non-accrual loans include large loan balance lending relationships. Three relationships account for 53% of its $35.3 million of non-accrual loans as of March 31, 2010. The following table outlines general information about these relationships as of March 31, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (5)	Reserves	Originated	on Nonaccrual	Date(3)	Type (4)	Full Appraisal
Residential Land Developers
Relationship No. 1	$7,382	$7,382	$2,870	Jan-06	Q1-2008	Q1-2008	Land A&D	Q2-2009
Relationship No. 2 (1)	20,000	5,977	—	Mar-05	Q3-2007	Q1-2008	Builder Land	Q3-2009
Relationship No. 3 (2)	9,833	5,225	—	Apr-04	Q3-2007	Q4-2007	Land AD&C	Q1-2010

	37,215	18,584	2,870

(1)	During 2008, 2009 and 2010, BankAtlantic Bancorp recognized partial charge-offs on relationship No. 2 aggregating $13.9 million.

(2)	During 2008, 2009 and 2010, BankAtlantic recognized partial charge-offs on relationship No. 3 aggregating $4.6 million.

(3)	The default date is defined as the date of the initial missed payment prior to default.

(4)	Acquisition and development (“A&D”).

(5)	Outstanding balance is the “Unpaid Principal Balance” less write-downs.
     The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is obtained at the date of foreclosure.

Financial Services
(BankAtlantic Bancorp)
     The activity in BankAtlantic Bancorp Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Balance, beginning of period	$13,630	11,685
Loans charged-off	(4,302)	(684)
Recoveries of loans previously charged-off	—	—

Net (charge-offs)	(4,302)	(684)
(Recovery)/provision for loan losses	(1,279)	757

Balance, end of period	$8,049	11,758

     The $4.3 million of charge-offs primarily related to two loans. One loan was charged-down $2.7 million upon the foreclosure and sale of the collateral. The other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. BankAtlantic Bancorp Parent Company established specific reserves of $5.7 million on these two loans in prior periods and recognized a recovery for loan losses on the sale of these loans during the three months ended March 31, 2010.
     During the three months ended March 31, 2009, BankAtlantic Bancorp Parent Company recognized a $0.7 million charge-off associated with the foreclosure of a loan.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     Currently, BankAtlantic Bancorp Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. BankAtlantic Bancorp Parent Company also may obtain funds through dividends, and issuance of equity and debt securities, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. BankAtlantic Bancorp Parent Company has historically used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At March 31, 2010, BankAtlantic Bancorp had approximately $311.7 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $13.7 million based on interest rates at March 31, 2010 and are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, BankAtlantic Bancorp Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow BankAtlantic Bancorp Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $17.5 million that would otherwise have been paid during the fifteen months ended March 31, 2010 were deferred. BankAtlantic Bancorp Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BankAtlantic Bancorp Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, BankAtlantic Bancorp may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp Parent Company may end the deferral by paying all accrued and unpaid interest. BankAtlantic Bancorp Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If BankAtlantic Bancorp Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $72.3 million of unpaid interest based on average interest rates as of March 31, 2010. BankAtlantic Bancorp’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.

Financial Services
(BankAtlantic Bancorp)
     During the year ended December 31, 2009 and during the three months ended March 31, 2010, BankAtlantic Bancorp Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp Parent Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to BankAtlantic Bancorp. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and BankAtlantic Bancorp does not expect to receive cash dividends from BankAtlantic during 2010, and possibly longer. However, BankAtlantic Bancorp may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. There is no assurance that BankAtlantic Bancorp Parent Company will be able to monetize the loans on acceptable terms, if at all.
     During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended most recently until May 20, 2010. On April 22, 2010, BankAtlantic Bancorp was advised that consents were received from the holders of in excess of 66 2/3% of the most-senior classes of notes issued by Preferred Term Securities IX, Inc. (“PreTSL IX”). The consents directed the trustee of PreTSL IX, The Bank of New York Mellon, to accept the offer for $25.2 million aggregate principal amount of the Fixed/Floating Rate Capital Securities of BBC Capital Statutory Trust X (the “BBC X TruPS”) held by PreTSL IX (the “offer”). The Bank of New York Mellon advised BankAtlantic Bancorp that it will not accept the offer made to PreTSL lX without receiving a greater percentage of consents. We disagree with The Bank of New York Mellon’s interpretation and believe that the consents received exceeded the threshold required by the indenture of PreTSL IX to authorize the trustee to accept the offer made to PreTSL lX. We filed a lawsuit in the Circuit Court in Broward County, Florida seeking a declaratory judgment and order from the Court directing The Bank of New York Mellon, as trustee, and without any liability to the holders of any class of notes issued by PreTSL IX, to act on the direction received. Subsequent to the filing of the lawsuit, certain holders of PreTSL IX withdrew their consents bringing the percentage of consents received to below 66 2/3%. We are continuing to solicit consents in accordance with the terms of the offers and will pursue the declaratory judgment action. The offers to purchase are conditioned upon acceptance of the offers and upon BankAtlantic Bancorp’s receipt of proceeds from a financing transaction in amounts sufficient to purchase the trust preferred securities tendered. There is no assurance that we will succeed in the litigation, or be in a position to consummate the offer made to PreTSL lX or any other offers in accordance with and subject to the terms of the offers.
     In March 2010, BankAtlantic Bancorp Parent Company contributed $8 million of capital to BankAtlantic and during the year ended December 31, 2009, BankAtlantic Bancorp Parent Company contributed $105 million of capital to BankAtlantic.
     In February 2010, BankAtlantic Bancorp filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A common stock, Preferred Stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered.
     BankAtlantic Bancorp Parent Company is required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards. Any such financing would be sought through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue financings at BankAtlantic Bancorp Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of BankAtlantic Bancorp’s Class A common stock or securities convertible or exercisable for BankAtlantic Bancorp’s Class A common stock could be highly dilutive for its existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.

Financial Services
(BankAtlantic Bancorp)
     BankAtlantic Bancorp Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at March 31, 2010.

	As of March 31, 2010
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$5,135	—	—	5,135
Securities available for sale	10	—	4	6
Private investment securities	1,500	—	—	1,500

Total	$6,645	—	4	6,641

     The loans transferred to the wholly-owned work-out subsidiary of BankAtlantic Bancorp may also provide a potential source of liquidity through workouts, repayments of the loans, sales of real estate owned or sales of interests in the subsidiary. The balance of these loans and real estate owned, net of reserves at March 31, 2010 was $40.8 million. During the three months ended March 31, 2010, BankAtlantic Bancorp Parent Company experienced net cash outflows of $0.2 million from its work-out subsidiary. Additionally, in March 2010 BankAtlantic Bancorp Parent Company foreclosed on a loan with a carrying value net of specific reserves of $3.3 million and sold the property to an unrelated third party receiving cash proceeds in April 2010 of $5.2 million.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from BankAtlantic Bancorp Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition or an increase in interest rates may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit declined from $760 million as of December 31, 2009 to $729 million as of March 31, 2010 due to reductions in available collateral resulting from the sale of mortgage-backed securities and lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that borrowing capacity from funding sources may decrease.
     The FDIC has announced that participating depository institutions may provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was originally scheduled to expire at the end of 2009; however, in August 2009, the FDIC extended the program until June 30, 2010, and in March 2010, the FDIC again extended the program until December 31, 2010. BankAtlantic “opted-in” to the additional coverage on the subject deposits. As a result, BankAtlantic is assessed a 15-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount.

Financial Services
(BankAtlantic Bancorp)
     The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $152 million and to obtain a $252 million letter of credit securing public deposits as of March 31, 2010. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $644 million at March 31, 2010. An additional source of liquidity for BankAtlantic is its securities portfolio. As of March 31, 2010, BankAtlantic had $73 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $4 million in funding and at March 31, 2010, BankAtlantic had $2.6 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $85 million as of March 31, 2010, with no amounts outstanding under this program at March 31, 2010. The above lines of credit are subject to periodic review and may be reduced or terminated at any time by the issuer institution. If BankAtlantic’s earnings and credit quality continue to deteriorate and if the current economic trends continue to adversely affect its performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us at all, in which case BankAtlantic’s liquidity would be materially adversely affected.
     BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity. BankAtlantic does not anticipate that its brokered deposit balances will increase significantly in the foreseeable future. At March 31, 2010, BankAtlantic had $28.9 million and $24.7 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 0.6% and 0.5% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $444.5 million as of March 31, 2010.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. BankAtlantic has improved its liquidity position during the three months ended March 31, 2010 by reducing assets, increasing deposits, and paying down borrowings.
     BankAtlantic’s commitments to originate loans were $28.8 million at March 31, 2010 compared to $76.5 million at March 31, 2009. At March 31, 2010, total loan commitments represented approximately 0.83% of net loans receivable. BankAtlantic had no commitments to purchase loans at March 31, 2010 or March 31, 2009.
     At March 31, 2010, BankAtlantic had mortgage-backed securities of approximately $29.7 million pledged to secure securities sold under agreements to repurchase, $40.7 million pledged to secure public deposits, and $3.5 million pledged to secure treasury tax and loan accounts and potential borrowings at the Federal Reserve discount window.

Financial Services
(BankAtlantic Bancorp)
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At March 31, 2010:
Total risk-based capital	$412,440	12.86%	8.00%	10.00%
Tier 1 risk-based capital	349,479	10.90	4.00	6.00
Tangible capital	349,479	7.51	1.50	1.50
Core capital	349,479	7.51	4.00	5.00

At December 31, 2009:
Total risk-based capital	$422,724	12.56%	8.00%	10.00%
Tier 1 risk-based capital	357,660	10.63	4.00	6.00
Tangible capital	357,660	7.58	1.50	1.50
Core capital	357,660	7.58	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009.
     The OTS at its discretion can require an institution to maintain capital amounts and ratios significantly above the “well capitalized” requirements based on the risk profile of the specific institution. If higher capital requirements are imposed by the OTS, BankAtlantic could be required to raise additional capital. There is no assurance that BankAtlantic or BankAtlantic Bancorp would be successful in raising additional capital in subsequent periods and the inability to raise capital, if required to do so, could have a material adverse impact on BankAtlantic Bancorp’s business, results of operations and financial condition.
     BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no current plans to pay dividends to BankAtlantic Bancorp Parent Company. The information which BankAtlantic provides to its regulators is based on estimates and assumptions made by management at the time provided, which are inherently uncertain and actual results may be materially different than that estimated or projected.
Contractual Obligations and Off Balance Sheet Arrangements as of March 31, 2010 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$840,017	691,566	126,178	17,968	4,305
Long-term debt	333,707	—	22,000	17,512	294,195
Advances from FHLB (1)	152,008	152,008	—	—	—
Operating lease obligations held for sublease	25,108	842	3,210	2,164	18,892
Operating lease obligations held for use	66,056	7,442	16,724	6,633	35,257
Pension obligation	17,884	1,473	3,040	3,342	10,029
Other obligations	13,006	206	4,800	6,400	1,600

Total contractual cash obligations	$1,447,786	853,537	175,952	54,019	364,278

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Except as set forth below there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2009.
Investors Warranty of America, Inc. v. Core Communities of South Carolina, LLC and Core Communities, LLC, et. al., Circuit Court, Jasper County, South Carolina
On April 7, 2010, Investors Warranty of America filed a complaint with the Circuit Court of Jasper County, South Carolina to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral for a loan with a balance of approximately $27.2 million at March 31, 2010, made by the lender to Core and its subsidiary.
Investors Warranty of America, Inc. v. Core Communities, LLC and Horizons Acquisition 5, LLC, Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida
On April 8, 2010, Investors Warranty of America filed a complaint with the Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida to commence foreclosure proceedings related to property at Tradition, Florida which served as collateral for a loan with a balance of approximately $86.5 million at March 31, 2010, made by the lender to Core and its subsidiary.

Item 1A.	Risk Factors
     There have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

BFC FINANCIAL CORPORATION
Date: May 21, 2010	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 21, 2010	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: May 21, 2010	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer