Form 10-Q
period 2010-06-30
BFC FINANCIAL CORP
filed 2010-08-16
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2010
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
YES ☐     NO ☒
The number of shares outstanding of each of the registrant’s classes of common stock as of August 9, 2010 is as follows:
Class A Common Stock of $.01 par value, 68,521,497 shares outstanding.
Class B Common Stock of $.01 par value, 6,859,751 shares outstanding.

BFC Financial Corporation

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$500,422	316,080
Interest bearing deposits at other financial institutions	33,863	—
Restricted cash	50,618	24,020
Securities available for sale, at fair value	327,246	346,375
Derivatives, at fair value	638	—
Investment securities at cost or amortized cost (fair value: $1,981 in 2010 and $9,654 in 2009)	1,981	9,654
Current income tax receivable	8,390	64,006
Tax certificates, net of allowance of $8,175 in 2010 and $6,781 in 2009	139,731	110,991
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	48,751	48,751
Loans held for sale	5,861	4,547
Loans receivable, net of allowance for loan losses of $187,862 in 2010 and $187,218 in 2009	3,371,577	3,678,894
Notes receivable including gross securitized notes, net of allowance of $67,051 in 2010 and $3,986 in 2009	620,498	277,274
Retained interest in notes receivable sold	—	26,340
Accrued interest receivable	23,837	32,279
Real estate inventory	482,898	494,291
Real estate owned and other repossessed assets	55,412	46,477
Investments in unconsolidated affiliates	12,486	15,272
Properties and equipment, net	278,433	289,209
Goodwill	12,241	12,241
Intangible assets, net	79,136	81,686
Assets held for sale	—	71,900
Other assets	96,246	96,750

Total assets	$6,150,265	6,047,037

Assets of consolidated variable interest entities (“ VIEs”) included in total assets above
Restricted cash	$33,011
Securitized notes receivable, gross	567,818

Total assets of consolidated VIEs	$600,829

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$3,085,772	3,133,360
Non-interest bearing deposits	898,708	815,458

Total deposits	3,984,480	3,948,818
Advances from FHLB	115,000	282,012
Securities sold under agreements to repurchase	24,724	24,468
Short-term borrowings	2,071	2,803
Receivable-backed notes payable	592,533	237,416
Notes and mortgage notes payable and other borrowings	369,510	395,361
Junior subordinated debentures	453,829	447,211
Deferred income taxes	33,548	31,204
Liabilities related to assets held for sale	—	76,351
Other liabilities	234,849	186,453

Total liabilities	5,810,544	5,632,097

Commitments and contingencies

Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares; issued and outstanding 15,000 shares with a redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 68,521,497 in 2010 and 2009	685	685
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,859,251 in 2010 and 6,854,251 in 2009	69	69
Additional paid-in capital	229,857	227,934
(Accumulated deficit) retained earnings	(22,919)	16,608
Accumulated other comprehensive income (loss)	2,850	(237)

Total BFC Financial Corporation (“BFC”) shareholders’ equity	210,542	245,059
Noncontrolling interests	118,150	158,852

Total equity	328,692	403,911

Total liabilities and equity	$6,150,265	6,047,037

Liabilities of consolidated VIEs included in total liabilities above
Receivable-backed notes payable	$485,946

Total liabilities of consolidated VIEs	$485,946

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Real Estate and Other:
Sales of real estate, net of estimated uncollectibles	$53,575	1,767	72,170	3,194
Other resorts and communities operations revenue	16,922	—	32,943	—
Other revenues	12,892	869	24,079	1,761
Interest income	30,171	—	60,182	—

	113,560	2,636	189,374	4,955

Financial Services:
Interest income	43,648	57,479	91,735	120,387
Service charges on deposits	15,502	19,347	30,550	38,032
Other service charges and fees	7,739	8,059	15,117	15,084
Securities activities, net	312	692	3,450	5,132
Other non-interest income	2,491	3,279	5,017	5,929

	69,692	88,856	145,869	184,564

Total revenues	183,252	91,492	335,243	189,519

Costs and Expenses
Real Estate and Other:
Cost of sales of real estate	13,644	1,301	22,540	1,994
Cost of sales of other resorts and communities operations	12,365	—	25,055	—
Interest expense	20,069	3,230	40,000	5,478
Selling, general and administrative expenses	62,266	11,274	116,604	22,229

	108,344	15,805	204,199	29,701

Financial Services:
Interest expense	9,951	20,814	21,795	45,573
Provision for loan losses	48,553	43,494	79,308	87,771
Employee compensation and benefits	25,155	25,935	50,533	54,741
Occupancy and equipment	13,745	14,842	27,327	29,753
Advertising and promotion	2,239	1,979	4,183	4,811
Check losses	521	991	953	1,835
Professional fees	4,824	2,695	7,711	6,021
Supplies and postage	921	999	1,919	2,003
Telecommunication	662	586	1,196	1,284
Cost associated with debt redemption	53	1,441	60	2,032
Provision for tax certificates	2,134	1,414	2,867	2,900
Restructuring charges and exit activities	1,726	1,406	1,726	3,281
Impairment of goodwill	—	—	—	8,541
Impairment of real estate owned	1,221	411	1,364	623
FDIC special assessment	—	2,428	—	2,428
Other expenses	9,060	7,466	16,432	14,896

	120,765	126,901	217,374	268,493

Total costs and expenses	229,109	142,706	421,573	298,194

(Loss) gain on settlement of investment in Woodbridge’s subsidiary	(1,135)	—	(1,135)	40,369
Gain on sale of asset	275	—	275	—
Equity in earnings from unconsolidated affiliates	276	10,755	469	17,250
Impairment of unconsolidated affiliates	—	—	—	(20,401)
Impairment of investments	—	—	—	(2,396)
Other income	924	794	1,362	1,759

Loss from continuing operations before income taxes	(45,517)	(39,665)	(85,359)	(72,094)
Less: Provision (benefit) for income taxes	392	—	(4,199)	—

Loss from continuing operations	(45,909)	(39,665)	(81,160)	(72,094)
Income from discontinued operations	2,714	139	2,465	3,536

Net loss	(43,195)	(39,526)	(78,695)	(68,558)
Less: Net loss attributable to noncontrolling interests	(27,015)	(26,617)	(41,680)	(45,246)

Net loss attributable to BFC	(16,180)	(12,909)	(37,015)	(23,312)
Preferred stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(16,367)	(13,096)	(37,390)	(23,687)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic and Diluted (Loss) Earnings Per Common Share
Attributable to BFC (Note 22):
Basic (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(0.26)	(0.29)	(0.53)	(0.55)
Earnings per share from discontinued operations	0.04	—	0.03	0.03

Net loss per common share	$(0.22)	(0.29)	(0.50)	(0.52)

Diluted (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(0.26)	(0.29)	(0.53)	(0.55)
Earnings per share from discontinued operations	0.04	—	0.03	0.03

Net loss per common share	$(0.22)	(0.29)	(0.50)	(0.52)

Basic weighted average number of common shares outstanding	75,379	45,126	75,378	45,120

Diluted weighted average number of common and common equivalent shares outstanding	75,379	45,126	75,378	45,120

Amounts attributable to BFC common shareholders:
Loss from continuing operations	$(19,081)	(13,129)	(39,855)	(24,788)
Income from discontinued operations	2,714	33	2,465	1,101

Net loss attributable to BFC common shareholders	$(16,367)	(13,096)	(37,390)	(23,687)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(43,195)	(39,526)	(78,695)	(68,558)

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	1,636	6,705	5,075	13,721
Unrealized gains associated with investment in unconsolidated affiliates	—	132	—	605
Pro-Rata share of cumulative impact of accounting changes recognized by Bluegreen Corporation on retained interests in notes receivable sold	—	(1,251)	—	(1,251)
Realized gains reclassified into net loss	—	(693)	(3,139)	(2,737)

Other comprehensive income	1,636	4,893	1,936	10,338

Comprehensive loss	(41,559)	(34,633)	(76,759)	(58,220)
Less: Comprehensive loss attributable to noncontrolling interests	(25,849)	(25,864)	(41,906)	(40,604)

Total comprehensive loss attributable to BFC	$(15,710)	(8,769)	(34,853)	(17,616)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statement of Changes in Equity — Unaudited
For the Six Months Ended June 30, 2010
(In thousands)

							Accumulated
							Other
						(Accumulated	Compre-	Total	Non-
	Shares of Common		Class A	Class B	Additional	Deficit)	hensive	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	Retained	Income	Shareholders’	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Equity	Subsidiaries	Equity
Balance, December 31, 2009	68,521	6,854	$685	$69	$227,934	$16,608	$(237)	$245,059	$158,852	$403,911
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	—	(2,137)	925	(1,212)	(811)	(2,023)

Balance beginning of year, as adjusted			$685	$69	$227,934	$14,471	$688	$243,847	$158,041	$401,888
Net loss	—	—	—	—	—	(37,015)		(37,015)	(41,680)	(78,695)
Other comprehensive income (loss)	—	—	—	—	—	—	2,162	2,162	(226)	1,936
Issuance of Class B Common Stock from exercise of options	—	5	—	—	2	—	—	2	—	2
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	1,249	—	—	1,249	—	1,249
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	2,015	2,015
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(375)	—	(375)	—	(375)
Share-based compensation related to stock options	—	—	—	—	672	—	—	672	—	672

Balance, June 30, 2010	68,521	6,859	$685	$69	$229,857	$(22,919)	$2,850	$210,542	$118,150	$328,692

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$176,257	11,017

Investing activities:
Purchase of interest-bearing deposits in other financial institutions	(33,863)	—
Proceeds from redemption and maturity of investment securities and tax certificates	68,993	98,569
Purchase of investment securities and tax certificates	(93,142)	(107,816)
Purchase of securities available for sale	(84,762)	—
Proceeds from sales of securities available for sale	73,540	205,679
Proceeds from maturities of securities available for sale	64,943	80,047
Decrease in restricted cash	9,160	13,443
Cash paid in settlement of Woodbridge subsidiary’s bankruptcy	—	(12,430)
Purchases of FHLB stock	—	(2,295)
Redemption of FHLB stock	—	8,151
Investments in unconsolidated affiliates	—	(630)
Distributions from unconsolidated affiliates	85	398
Net decrease in loans	183,598	185,352
Proceeds from the sale of loans receivable	26,871	5,427
Improvements to real estate owned	(800)	(577)
Proceeds from sales of real estate owned	12,362	1,372
Proceeds from the sale of assets	75,305	—
Disposals of office properties and equipment	528	144
Purchases of office property and equipment	(4,101)	(2,072)
Investment in of acquisition of Pizza Fusion	—	3,000

Net cash provided by investing activities	298,717	475,762

Financing activities:
Net increase in deposits	35,662	135,251
Prepayment of FHLB advances	(2,061)	(526,032)
Net (repayments) proceeds from FHLB advances	(165,000)	154,000
Decrease in short-term borrowings	(476)	(254,658)
Prepayment of notes and bonds payable	(661)	—
Repayment of notes, mortgage notes and bonds payable	(178,600)	(1,656)
Proceeds from notes, mortgage notes and bonds payable	21,508	132
Payments for debt issuance costs	(958)	(294)
Preferred stock dividends paid	(375)	(375)
Purchase and retirement of Woodbridge common stock	—	(13)
Payments for the issuance costs of BankAtlantic Bancorp Class A common stock	(118)	—
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	—	(198)
Proceeds from the exercise of BFC stock options	2	—
Proceeds from the issuance of common stock in Pizza Fusion	783	—
BankAtlantic Bancorp non-controlling interest distributions	(338)	—

Net cash used in financing activities	(290,632)	(493,843)

Increase (decrease) in cash and cash equivalents	184,342	(7,064)
Cash and cash equivalents at beginning of period	316,080	278,937

Cash and cash equivalents at end of period	$500,422	271,873

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Supplemental cash flow information:
Interest paid on borrowings and deposits	$50,691	54,641
Income taxes refunded; net of payments	60,222	—
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	22,115	16,403
Long-lived assets held-for-use transferred to assets held for sale	1,919	—
Long-lived assets held-for-sale transferred to assets held for use	1,239	—
Securities purchased pending settlement	30,002	—
Net increase in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	1,249	732
Net decrease in equity resulting from cumulative effect of change in accounting principle (See Note 2)	(2,023)	—
Net increase in shareholders’ equity resulting from the cumulative impact of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	—	485
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
     On November 16, 2009, an additional 7.4 million shares of the common stock of Bluegreen was purchased for an aggregate purchase price of approximately $23 million. As a result, our ownership interest increased to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are now deemed to have a controlling interest in Bluegreen and, under generally accepted accounting principles (“GAAP”), Bluegreen’s results since November 16, 2009, the date of the share purchase, are consolidated in BFC’s financial statements. Prior to November 16, 2009, the approximate 29% equity investment in Bluegreen was accounted for using the equity method. See Note 4 for additional information about the Bluegreen share acquisition.
     GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen, Woodbridge and Core are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At June 30, 2010, we owned approximately 43% of BankAtlantic Bancorp’s Class A and Class B common stock, representing in the aggregate approximately 69% of BankAtlantic Bancorp’s total voting power, and approximately 52% of Bluegreen’s common stock. See Note 4 for information regarding our participation in BankAtlantic Bancorp’s recently completed rights offering to its shareholders.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the Company’s consolidated financial condition at June 30, 2010, the consolidated results of operations, comprehensive loss and cash flows for the three and six months ended June 30, 2010 and 2009, and the changes in consolidated equity for the six months ended June 30, 2010. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant inter-company balances and transactions have been eliminated in consolidation.
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

     In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Additionally, the results of operations for the Projects were reclassified to income from discontinued operations in the Consolidated Statements of Operations. On June 10, 2010, Core sold the Projects to Inland Real Estate Acquisition, Inc. (“Inland”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. See Note 5 for further information.
     On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary of BankAtlantic Bancorp engaged in retail and institutional brokerage and investment banking. Under the terms of the Ryan Beck sales agreement, BankAtlantic Bancorp received additional consideration based on Ryan Beck revenues over the two year period following the closing of the sale. Included in the Company’s Consolidated Statement of Operations in discontinued operations for the six months ended June 30, 2009 was $4.2 million of earn-out consideration.
2. Cumulative Effect of Change in Accounting Principle
     On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs. As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities (“QSPEs”) associated with prior securitization transactions which previously qualified for off-balance sheet sales treatment, and BankAtlantic Bancorp consolidated its joint venture that conducts a factoring business. Accordingly, Bluegreen’s special purpose finance entities and BankAtlantic Bancorp’s factoring joint venture are now consolidated in BFC’s financial statements. The consolidation of Bluegreen’s special purpose finance entities resulted in a one-time non-cash after-tax reduction to retained earnings of $2.1 million. No charges were recorded to retained earnings in connection with the consolidation of BankAtlantic Bancorp’s factoring joint venture.
     The consolidation of Bluegreen’s special purpose finance entities also resulted in the following impacts to BFC’s Consolidated Statement of Financial Condition at January 1, 2010: (1) assets increased by $413.8 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of retained interests; (2) liabilities increased by $416.1 million, primarily representing the consolidation of non-recourse debt obligations to securitization investors, partially offset by the elimination of certain deferred tax liabilities; and (3) total equity decreased by approximately $2.3 million, including a decrease to noncontrolling interest of approximately $1.1 million.

     The impact of the adoption of the change in accounting principle on the related assets, related liabilities, noncontrolling interests and total equity are as follows (in thousands):

		Consolidation
			BankAtlantic
	December 31,	Bluegreen’s	Bancorp’s		January 1,
	2009	QSPEs	Joint Venture (1)	Total	2010

Restricted cash	$24,020	36,518	—	36,518	60,538
Loans receivable	3,678,894	—	3,214	3,214	3,682,108
Notes receivable	277,274	377,265	—	377,265	654,539
Real estate inventory	494,291	16,403	—	16,403	510,694
Retained interest in notes receivable sold	26,340	(26,340)	—	(26,340)	—
Investment in unconsolidated affiliates	15,272	—	(3,256)	(3,256)	12,016
Other assets	96,750	9,970	367	10,337	107,087

Change in related assets	$4,612,841	413,816	325	414,141	5,026,982

Other liabilities	$186,453	3,544	18	3,562	190,015
Deferred income taxes	31,204	1,233	—	1,233	32,437
Receivable -backed notes payable	237,416	411,369	—	411,369	648,785

Change in related liabilities	$455,073	416,146	18	416,164	871,237

Total BFC’s shareholders’ equity	$245,059	(1,212)	—	(1,212)	243,847
Noncontrolling interests	158,852	(1,118)	307	(811)	158,041

Total equity	$403,911	(2,330)	307	(2,023)	401,888

(1)	As a result of the adoption of the accounting guidance associated with the consolidation of VIEs, we consolidated BankAtlantic Bancorp’s factoring joint venture, BankAtlantic Business Capital, LLC (“BBC”). Prior to January 1, 2010, the investment in BBC was accounted for using the equity method of accounting.
3. Liquidity
     BFC
     Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen, Woodbridge and Core are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, short-term investments, dividends or distributions from subsidiaries and dividends from Benihana. As discussed further in this report, recent tax law changes have resulted in the receipt of significant tax refunds.
     We may use our available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, fund operations or repurchase shares of our Class A Common Stock pursuant to our share repurchase program. The current program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the six months ended June 30, 2010 or the year ended December 31, 2009. As discussed further in this report, during June and July 2010, BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $15 million as a result of its exercise of subscription rights distributed in BankAtlantic Bancorp’s recently completed rights offering to its shareholders.
     Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp and does not expect to receive cash dividends from BankAtlantic Bancorp for the foreseeable future because BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock. Furthermore, certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends.
     We believe that our current financial condition and credit relationships, together with anticipated cash from operating activities and other sources of funds, including tax refunds and proceeds from the disposition of certain properties or investments, will provide for anticipated near-term liquidity needs. With respect to long-term liquidity requirements, BFC may also seek to raise funds through the issuance of long-term secured or unsecured indebtedness, equity and/or debt securities or through the sale of assets; however, there is no assurance that any of these alternatives will be available to BFC on attractive terms, or at all.

     Woodbridge
     The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure and while there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge continues to seek a satisfactory conclusion with regard to the debt, however, the outcome of these efforts and the litigation is uncertain.
     As previously disclosed, under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger between Woodbridge and BFC and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Woodbridge is currently a party to legal proceedings relating to the Dissenting Holders appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s Consolidated Statements of Financial Condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of the payment that will ultimately be required to be made to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
     Core Communities
     During 2009, the recession continued and the demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core severely limited its development expenditures in Tradition, Florida and has completely discontinued development activity in Tradition Hilton Head. Its assets have been impaired significantly and in an effort to bring about an orderly liquidation without a bankruptcy filing, Core commenced negotiations with all of its lenders and is seeking to liquidate its assets in an orderly way. Core is currently in default under the terms of all of its outstanding debt totaling approximately $139.2 million. Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets. During February 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head was placed under the control of a court appointed receiver. In connection with the receivership, Core entered into a separate agreement with the lender that, among other things, grants Core a right of first refusal to purchase the $25.3 million loan in the event that the lender decides to sell the loan to a third party. This loan is collateralized by inventory that had a net carrying value of $33 million, net of impairment charges during 2009 of approximately $29.6 million. Separately, on April 7, 2010 and April 8, 2010, another of Core’s lenders filed a foreclosure action in South Carolina and Florida, respectively, seeking foreclosure of mortgage loans totaling approximately $113.8 million, plus additional interest and costs and expenses, including attorneys’ fees. Core is currently in negotiations with the lender regarding, among other things, accelerating the foreclosure actions, granting the lender a perfected first lien and security interest in certain additional Core subsidiaries, and releasing and indemnifying Core from any future obligations. As of June 30, 2010, the net carrying value of Core’s inventory collateralizing the defaulted loans that are the subject of foreclosure proceedings was $82 million, net of impairment charges during 2009 of approximately $33.7 million. There was no impairment charge during the six months ended June 30, 2010. While negotiations with its lenders continue, there is no assurance that Core will be successful in reaching any agreement with its lenders with respect to resolution of its obligations.

     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding was scheduled in three installments: the first installment of $100,000 was due on October 21, 2009; the second installment of $450,000 was due on January 1, 2010; and the final installment of $450,000 was due on April 1, 2010. Additionally, Core was obligated to fund certain staffing costs of $200,000 under the terms of this agreement. Core did not pay any of the required installments and has not funded the $200,000 payment for staffing. On November 5, 2009, Core received a notice of default from the city for nonpayment. In the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city, which could result in a loss of entitlements associated with the development project.
     On June 10, 2010, Core sold the Projects to Inland for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 5 for further information regarding the Projects.
     Based on an ongoing evaluation of its cost structure and in light of current market conditions, Core reduced its head count by 41 employees during 2009, resulting in approximately $1.3 million of severance charges recorded during the fourth quarter of 2009. In the three and six months ended June 30, 2010, severance related payments at Core totaled approximately $378,000 and $1.0 million, respectively.
     The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and as they arise. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and it is not currently anticipated that Woodbridge will provide additional funds to Core. As a result, the consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty. See Note 19 for Core’s results which are reported in the Real Estate Operations segment.
     BankAtlantic Bancorp and BankAtlantic
     Both BankAtlantic Bancorp Parent Company and BankAtlantic actively manage their liquidity and cash flow needs. BankAtlantic Bancorp Parent Company had cash of $8.4 million as of June 30, 2010, does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $72.6 million would be due in December 2013 if interest is deferred until that date. BankAtlantic Bancorp Parent Company’s operating expenses for the three and six months ended June 30, 2010 were $3.4 million and $5.0 million, respectively, and $1.9 million and $3.6 million for the three and six months ended June 30, 2009, respectively. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of borrowings under its lines of credit and Treasury and Federal Reserve lending programs. As of June 30, 2010, BankAtlantic had $454 million of cash and approximately $788 million of available unused borrowings, consisting of $588 million of unused FHLB line of credit capacity, $191 million of unpledged securities, and $9 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to periodic reviews and may be terminated, suspended or reduced at any time. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow or make terms of the borrowings and deposits less favorable. As a result, there is a risk that the cost of funds will increase or that the availability of funding sources may decrease.
     The substantial uncertainties throughout the Florida and national economies and the U.S. banking industry coupled with current market conditions have adversely affected BankAtlantic Bancorp’s and BankAtlantic’s results. As of June 30, 2010, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the OTS, in its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. BankAtlantic’s communications with the OTS include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to BankAtlantic Bancorp Parent Company. If higher capital requirements are imposed by its regulators, BankAtlantic could be required to raise additional capital. If BankAtlantic is required to raise additional capital, there is no assurance that BankAtlantic Bancorp Parent Company or BankAtlantic would be successful in raising the additional capital on favorable terms or at all and it may involve the issuance of securities in transactions highly dilutive to BankAtlantic Bancorp’s existing shareholders, including BFC. Although BankAtlantic Bancorp and BankAtlantic have experienced operating losses since June 2007, BankAtlantic maintains capital at “well capitalized” levels and BankAtlantic Bancorp Parent Company believes that it maintains sufficient liquidity to fund operations at least through June 30, 2011. However, if unanticipated market factors emerge and/or BankAtlantic Bancorp is unable to execute its plans or if BankAtlantic or BankAtlantic Bancorp requires capital and BankAtlantic Bancorp is unable to raise capital, it could have a material adverse impact on BFC’s business, results of operations and financial condition.

4. Share Acquisitions
Bluegreen Share Acquisition
     On November 16, 2009, approximately 7.4 million shares of common stock of Bluegreen were purchased for an aggregate purchase price of approximately $23 million, increasing our interest from 9.5 million shares, or 29%, of Bluegreen’s common stock to 16.9 million shares, or 52%, of Bluegreen’s common stock which represents a controlling interest in Bluegreen. As a result, the Company consolidates all of Bluegreen’s wholly-owned subsidiaries and entities in which Bluegreen holds a controlling financial interest. The Company also consolidates Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), in which Bluegreen holds a 51% equity interest, has an active role as the day-to-day manager of its activities, and has majority voting control of its management committee. The operating results of Bluegreen are included in the Company’s Bluegreen Resorts and Bluegreen Communities segments.
     As part of the accounting for the November 2009 Bluegreen share acquisition, management is continuing to evaluate the fair value of Bluegreen’s inventory and certain of Bluegreen’s contracts, and as such, certain amounts at December 31, 2009 and June 30, 2010 are estimates and are subject to revision as more detailed analyses are completed and additional information becomes available. Any change resulting from the final evaluation of the inventory and contracts of Bluegreen as of the acquisition date may change the amount of the $183.1 million “bargain purchase gain” recorded during the fourth quarter of 2009.
Additional Shares Purchased in BankAtlantic Bancorp’s Rights Offering
     On June 18, 2010, BankAtlantic Bancorp commenced a rights offering (the “Rights Offering”) to its shareholders of record as of the close of business on June 14, 2010 (the “Record Date”). In the Rights Offering, BankAtlantic Bancorp distributed to each eligible shareholder 0.327 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock owned as of the close of business on the Record Date. Fractional subscription rights were rounded up to the next largest whole number. Each subscription right entitled the holder thereof to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at the purchase price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase any additional shares of BankAtlantic Bancorp’s Class A Common Stock that remained unsubscribed for at the expiration of the Rights Offering at the same $1.50 per share purchase price, subject to certain determinations and allocations. The Rights Offering expired on July 20, 2010.
     During June 2010, BFC exercised its basic subscription rights, in full, amounting to 5,986,865 shares of BankAtlantic Bancorp’s Class A Common Stock, and requested to purchase an additional 4,013,135 shares of BankAtlantic Bancorp’s Class A Common Stock to the extent available. In connection with the exercise of its subscription rights, BFC delivered to BankAtlantic Bancorp $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, BFC was issued 4,697,184 shares of BankAtlantic Bancorp’s Class A Common Stock on June 28, 2010, which represented a portion of its basic subscription rights exercise. The issuance of these shares increased BFC’s ownership interest in BankAtlantic Bancorp from 37% to 43% and BFC’s voting interest in BankAtlantic Bancorp from 66% to 69%. The balance of BFC’s subscription was treated as an advance to BankAtlantic Bancorp, as evidenced by a related $8.0 million promissory note executed by BankAtlantic Bancorp in favor of BFC. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of BankAtlantic Bancorp’s Class A Common Stock issuable to BFC in connection with its exercise of subscription rights in the Rights Offering. The promissory note was eliminated in consolidation as of June 30, 2010. See Note 21, Certain Relationships and Related Party Transactions, for further information regarding the promissory note. In July 2010, in connection with the completion of the Rights Offering, the promissory note was satisfied in accordance with its terms through the issuance to BFC of the additional 5,302,816 shares of BankAtlantic Bancorp’s Class A Common Stock subscribed for by BFC in the Rights Offering, which increased BFC’s ownership interest in BankAtlantic Bancorp to 45% and BFC’s voting interest in BankAtlantic Bancorp to 71%.

     BFC’s acquisition of shares of BankAtlantic Bancorp’s Class A Common Stock in the Rights Offering is being accounted for as an equity transaction in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance in connection with noncontrolling interests in consolidated financial statements which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.
5. Discontinued Operations
Real Estate
     Core Communities
     In December 2009, Core Communities reinitiated efforts to sell the Projects and began soliciting bids from several potential buyers for the immediate sale of the Projects in their present condition. Due to this decision, the assets associated with the Projects were classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets.
     The assets were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Additionally, the results of operations for the Projects were reclassified to income from discontinued operations in the Consolidated Statements of Operations. Depreciation related to these assets held for sale ceased in December 2009. The Company elected not to separate these assets in the Consolidated Statements of Cash Flows for the periods presented. Management reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that an impairment charge was necessary to write down the aggregate carrying value of the Projects to fair value less the estimated costs to sell and, accordingly, recorded an impairment charge of approximately $13.6 million in the fourth quarter of 2009.
     On June 10, 2010, Core sold the Projects to Inland for approximately $75.4 million. As a result of the sale, a gain on sale of discontinued operations of approximately $2.6 million was realized in the second quarter of 2010. In connection with the sale, the lender reduced the outstanding balance of the loans related to the assets held for sale by approximately $800,000 as a result of negotiations with the lender. Core used the proceeds from the sale to Inland to repay these loans. As a result, Core was released from its obligations with the lender.
     The following table summarizes information regarding the assets held for sale and liabilities related to the assets held for sale for the Projects (in thousands):

	June 30,	December 31,
	2010	2009

Restricted cash	$—	538
Property and equipment, net	—	61,588
Other assets	—	9,774

Assets held for sale	$—	71,900

Accounts payable, accrued liabilities and other	$—	1,602
Notes and mortgage payable	—	74,749

Liabilities related to assets held for sale	$—	76,351

     The following table summarizes the results of operations for the Projects (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue and other income	$1,117	2,181	2,951	4,183
Costs and expenses	1,020	2,042	3,103	4,848

Income (loss) before income taxes	97	139	(152)	(665)
Gain on sale of discontinued operations	2,617	—	2,617	—
(Provision) benefit for income taxes	—	—	—	—

Income (loss) from discontinued operations	$2,714	139	2,465	(665)

Financial Services
     On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined Ryan Beck revenues over the two-year period immediately following the Ryan Beck sale, which ended on February 28, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. BankAtlantic Bancorp received additional earn-out consideration of $4.2 million during the six months ended June 30, 2009. The $4.2 million of earn-out consideration is included as discontinued operations in the Company’s Consolidated Statements of Operations for the six months ended June 30, 2009.
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
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at June 30, 2010 (in thousands):

		Fair Value Measurements using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$135,573	—	135,573	—
REMICS (1)	87,270	—	87,270	—
Agency bonds	50,101	—	50,101	—
Municipal bonds	570	—	570	—
Other bonds	250	—	—	250
Foreign currency put options	638	638	—	—
Benihana Convertible Preferred Stock	20,159	—	—	20,159
Other equity securities	33,323	33,323	—	—

Total	$327,884	33,961	273,514	20,409

(1)	Real estate mortgage investment conduits (REMICS) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$211,945	—	211,945	—
REMICS (1)	107,347	—	107,347	—
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	17,766	—	—	17,766
Other equity securities	9,067	9,067	—	—

Total securities available for sale at fair value	346,375	9,067	319,292	18,016
Retained interest in notes receivable sold	26,340	—	—	26,340

Total	$372,715	9,067	319,292	44,356

(1)	Real estate mortgage investment conduits (REMICS) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.
     There were no recurring liabilities measured at fair value on a recurring basis in the Company’s financial statements.

     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 (in thousands):

	For the Three Months Ended June 30, 2010
		Benihana
		Convertible
	Other Bonds	Preferred Stock	Total

Beginning Balance	$250	20,247	20,497
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive income	—	(88)	(88)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at June 30, 2010	$250	20,159	20,409

     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2009 (in thousands):

	Three Months Ended June 30, 2009
		Benihana
		Convertible	Equity
	Other Bonds	Preferred Stock	Securities	Total

Beginning Balance	$250	16,384	1,252	17,886
Total gains and losses (realized/unrealized)
Included in earnings	—	—	(1,378)	(1,378)
Included in other comprehensive income	—	4,127	336	4,463
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$250	20,511	210	20,971

     The following tables present major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009 (in thousands):

	For the Six Months Ended June 30, 2010
	Retained
	Interests in		Benihana
	Notes	Other	Convertible	Equity
	Receivable Sold	Bonds	Preferred Stock	Securities	Total

Beginning Balance	$26,340	250	17,766	—	44,356
Total gains and losses (realized/unrealized) Included in earnings	—	—	—	—	—
Cumulative effect of change in accounting principle (1)	(26,340)	—	—	—	(26,340)
Included in other comprehensive income	—	—	2,393	—	2,393
Purchases, issuances, and settlements	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at June 30, 2010	$—	250	20,159	—	20,409

(1)	Retained interests in notes receivable sold was eliminated upon a change in accounting principle. For further information see Note 2.

	For the Six Months Ended June 30, 2009
		Benihana
	Other	Convertible	Equity
	Bonds	Preferred Stock	Securities	Total

Beginning Balance	$250	16,426	1,588	18,264
Total gains and losses (realized/unrealized)
Included in earnings	—	—	(1,378)	(1,378)
Included in other comprehensive income	—	4,085	—	4,085
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$250	20,511	210	20,971

     The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.
     The fair values of agency bonds, municipal bonds mortgage-backed and real estate mortgage conduit securities are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that BankAtlantic Bancorp owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, BankAtlantic Bancorp reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. BankAtlantic Bancorp reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.
     Other bonds and equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources, if available. Also non-binding broker quotes are obtained to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, these securities are valued either using the income approach and pricing models that BankAtlantic Bancorp has developed or based on observable market data that BankAtlantic Bancorp adjusted based on judgment of the factors BankAtlantic Bancorp believes a market participant would use to value the securities (Level 3).
     The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs.
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
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
Description	2010	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the underlying collateral	$302,199	—	—	302,199	74,584
Impaired real estate owned	6,578	—	—	6,578	1,364
Impaired real estate held for sale	3,490	—	—	3,490	1,532

Total	$312,267	—	—	312,267	77,480

     The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2009 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the underlying collateral	$177,326	—	—	177,326	37,744
Impaired real estate owned	2,955	—	—	2,955	623
Impaired real estate held for sale	2,130	—	—	2,130	33
Impaired goodwill	—	—	—	—	8,541
Investment in Bluegreen	23,984	23,984	—	—	20,401

Total	$206,395	23,984	—	182,411	67,342

     There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
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
     Impaired Real Estate Owned and Real Estate Held for Sale
     Real estate is generally valued with the assistance of third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and these values may also be adjusted for changes in market conditions subsequent to the valuation date. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.
     Impaired Goodwill
     In determining the fair value of BankAtlantic Bancorp’s reporting units in the test of goodwill for impairment, BankAtlantic Bancorp uses discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to BankAtlantic Bancorp’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. BankAtlantic Bancorp used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections include anticipated growth in loans, tax certificates, securities, interest rates and revenue. The discount rates are estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could significantly impact the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units use Level 3 inputs in the determination of fair value.

     Included on the Company’s Consolidated Statements of Financial Condition as of June 30, 2010 and December 31, 2009 is goodwill of $12.2 million associated with BankAtlantic’s capital services reporting unit which was tested for potential impairment on September 30, 2009 (the annual testing date) and was determined not to be impaired. There were no events that occurred since the annual testing date that BankAtlantic Bancorp believes would more likely than not reduce the carrying value of BankAtlantic’s capital services reporting unit below its fair value.
Financial Disclosures about Fair Value of Financial Instruments
     The following table presents information for financial instruments at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$500,422	500,422	316,080	316,080
Interest bearing deposits in other financial institutions	33,863	33,863	—	—
Restricted cash	50,618	50,618	24,020	24,020
Securities available for sale	327,246	327,246	346,375	346,375
Derivatives	638	638	—	—
Investment securities	1,981	1,981	9,654	9,654
Tax Certificates	139,731	142,302	110,991	112,472
Federal home loan bank stock	48,751	48,751	48,751	48,751
Retained interest in notes receivable sold	—	—	26,340	26,340
Loans receivable including loans held for sale, net	3,377,438	3,004,589	3,683,441	3,381,796
Notes receivable	620,498	655,000	277,274	277,274

Financial liabilities:
Deposits	$3,984,480	3,987,121	3,948,818	3,950,840
Advances from FHLB	115,000	115,000	282,012	282,912
Securities sold under agreements to repurchase and short-term borrowings	26,795	26,795	27,271	27,271
Receivable-backed notes payable	592,533	580,318	237,416	237,416
Notes and mortgage notes payable and other borrowings	369,510	367,464	395,361	392,047
Mortgage payables associated with assets held for sale	—	—	74,749	74,749
Junior subordinated debentures	453,829	219,938	447,211	170,598
     Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs, there is no assurance that the estimated value would be received upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

     Interest bearing deposits in other financial institutions are certificates of deposits guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.
     Fair values are estimated for loan portfolios with similar financial characteristics. Loans receivable are segregated by category, and each loan category is further segmented into fixed and adjustable interest rate categories and into performing and non-performing categories.
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
     The fair value of tax certificates was calculated using the income approach with Level 3 inputs. The fair value is based on discounted expected cash flows using discount rates that we believe take into account the risk of the cash flows of tax certificates relative to alternative investments.
     The fair value of Federal Home Loan Bank stock is its carrying amount.
     The fair values of Bluegreen notes receivable are based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate.
     As permitted by applicable accounting guidance, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above table at its book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated by using the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.
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
     The fair values of BankAtlantic’s subordinated debentures were based on discounted values of contractual cash flows at a market discount rate adjusted for non-performance risk.
     The estimated fair values of notes and mortgage notes payable and other borrowings, including receivable-backed notes payable were based upon current rates and spreads it would pay to obtain similar borrowings and also used discounted values of contractual cash flows at a market discount rate.
     The fair value of BankAtlantic Bancorp’s mortgage-backed bonds included in notes and mortgage notes payable and other borrowings as of December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate. The mortgage-backed bonds were retired during the six months ended June 30, 2010 resulting in a $7,000 loss.
     In determining the fair value of BankAtlantic Bancorp’s junior subordinated debentures, BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $64.8 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $250.4 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. BankAtlantic Bancorp has deferred the payment of interest with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at June 30, 2010 and December 31, 2009, and as a practical alternative, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded.

     The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures as of June 30, 2010 and December 31, 2009 were based on a discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not considered significant. (See Note 20 for the contractual amounts of BankAtlantic’s financial instrument commitments.)
7. Securities Available for Sale
     The following tables summarize securities available for sale (in thousands):

	As of June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$127,159	8,414	—	135,573
Agency bonds	49,992	109	—	50,101
REMICS (1)	84,229	3,041	—	87,270

Total mortgage-backed securities	261,380	11,564	—	272,944

Investment securities:
Municipal bonds	574	—	4	570
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,426	3,733	—	20,159
Equity and other securities	33,151	174	2	33,323

Total investment securities	50,401	3,907	6	54,302

Total	$311,781	15,471	6	327,246

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
REMICS (1)	104,329	3,037	19	107,347

Total mortgage-backed securities	307,314	11,998	20	319,292

Investment securities:
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,426	1,340	—	17,766
Equity and other securities	8,947	126	6	9,067

Total investment securities	25,623	1,466	6	27,083

Total	$332,937	13,464	26	346,375

(1)	REMICS are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

     The following tables show the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	570	(4)	—	—	570	(4)
Equity securities	—	—	8	(2)	8	(2)

Total available for sale securities:	$570	(4)	8	(2)	578	(6)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$—	—	159	(1)	159	(1)
REMICS	—	—	21,934	(19)	21,934	(19)
Equity securities	4	(6)	—	—	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

     The unrealized losses on the equity securities and municipal bonds is insignificant. Accordingly, the Company does not consider these investments other-than-temporarily impaired at June 30, 2010.
     Unrealized losses on debt securities outstanding greater than twelve months at December 31, 2009 were primarily the result of interest rate changes. These securities are guaranteed by government sponsored enterprises. These securities are of high credit quality, and management believes that these securities may recover their losses in the foreseeable future. Further, management does not currently intend to sell these debt securities and believes it will not be required to sell these debt securities before the price recovers.
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
June 30, 2010 (1)	Cost	Value
Due within one year	$718	718
Due after one year, but within five years	50,138	50,245
Due after five years, but within ten years	27,708	28,585
Due after ten years	183,640	194,216

Total	$262,204	273,764

(1)	Scheduled maturities in the above table are based on contractual maturities but may vary significantly from actual maturities due to prepayments.
     Included in Financial Services securities activities, net in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows were (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Gross gains on securities sales	$—	2,070	3,138	6,510

Gross losses on securities sales	—	—	—	—

Proceed from sales of securities	—	43,277	46,911	205,679

     Management reviews its investment portfolios for other-than-temporary declines in value quarterly. As a consequence of the BankAtlantic Bancorp’s review during 2009, the Company recognized $1.4 million of other-than-temporary declines in value related to an equity investment in an unrelated financial institution.
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
     The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana on June 8, 2004 to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price of $20 million plus accumulated dividends on July 2, 2014 unless BFC elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. At June 30, 2010, the closing price of Benihana’s Common Stock was $6.41 per share. The market value of the Convertible Preferred Stock if converted at June 30, 2010 would have been approximately $10.1 million.
     At June 30, 2010, the Company’s estimated fair value of its investment in Benihana’s Convertible Preferred Stock was approximately $20.2 million, which includes a gross unrealized gain of approximately $2.4 million for the six months ended June 30, 2010. The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s Common Stock that BFC would receive upon conversion of its shares of Benihana’s Convertible Preferred Stock.
8. Derivatives
     During the three months ended June 30, 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At June 30, 2010, BankAtlantic had $6.5 million of foreign currency in cruise ship ATMs and recognized a $0.7 million foreign currency unrealized exchange loss which is included in Financial Services — other non-interest income in the Company’s Consolidated Statement of Operations. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs. The terms of the put options and the fair value as of June 30, 2010 were as follows (in thousands, except strike price):

Contract	Expiration	Strike		Fair
Amount	Date	Price	Premium	Value
€2,800	Nov-10	$1.34	$166	333
1,600	Dec-10	1.34	104	200
400	Jan-11	1.34	28	53
400	Apr-11	1.34	31	52

€5,200			$329	638

     Included in Financial Services — securities activities, net in the Company’s Consolidated Statement of Operations was $0.3 million of unrealized gains associated with the above put options for the three and six months ended June 30, 2010. The put options were included in derivatives in the Company’s Consolidated Statement of Financial Condition as of June 30, 2010.

9. Loans Receivable
     The consolidated loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Real estate loans:
Residential	$1,385,403	1,538,906
Builder land loans	23,482	57,807
Land acquisition and development	150,305	182,235
Land acquisition, development and construction	14,327	26,184
Construction and development	180,469	211,809
Commercial	707,850	688,386
Consumer — home equity	633,126	669,690
Small business	211,829	213,591
Other loans:
Commercial business	129,648	155,226
Small business — non-mortgage	95,717	99,113
Consumer loans	19,300	15,935
Deposit overdrafts	5,701	4,816

Total gross loans	3,557,157	3,863,698

Adjustments:
Premiums, discounts and net deferred fees	2,282	2,414
Allowance for loan losses	(187,862)	(187,218)

Loans receivable — net	$3,371,577	3,678,894

Loans held for sale	$5,861	4,547

     Loans held for sale at June 30, 2010 and December 31, 2009 are loans originated with the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement between the parties, the mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period that BankAtlantic owns the loan. Gains from the sale of loans held for sale were $87,000 and $141,000 for the three and six months ended June 30, 2010, respectively, and were $151,000 and $263,000 for the three and six months ended June 30, 2009, respectively.
     BankAtlantic Bancorp sold a land acquisition and development loan during the three months ended June 30, 2010, for net proceeds of $450,000 resulting in net charge-offs of $453,000. During the six months ended June 30, 2010 BankAtlantic Bancorp sold builder land bank loans and land acquisition and development loans for net proceeds of $26.9 million resulting in charge-offs of $20.1 million. Since BankAtlantic Bancorp had previously established $17.7 million of specific valuation allowances on these loans as of December 31, 2009, BankAtlantic Bancorp incurred a $2.4 million additional writedown in connection with the sales.
     Undisbursed loans in process consisted of the following components (in thousands):

	June 30,	December 31,
	2010	2009
Construction and development	$33,403	43,432
Commercial	30,159	25,696

Total undisbursed loans in process	$63,562	69,128

     Allowance for Loan Losses (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$177,597	158,397	187,218	137,257
Loans charged-off	(39,167)	(30,332)	(80,590)	(54,261)
Recoveries of loans previously charged-off	879	661	1,926	1,453

Net charge-offs	(38,288)	(29,671)	(78,664)	(52,808)
Provision for loan losses	48,553	43,494	79,308	87,771

Balance, end of period	$187,862	172,220	187,862	172,220

     The following summarizes impaired loans (in thousands):

	June 30, 2010		December 31, 2009
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances

Impaired loans with specific valuation allowances	$368,312	101,100	249,477	70,485
Impaired loans without specific valuation allowances	208,734	—	196,018	—

Total	$577,046	101,100	445,495	70,485

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
     BankAtlantic Bancorp continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of June 30, 2010 was $396.8 million of collateral dependent loans, of which $197.7 million were measured for impairment using current appraisals and $199.1 million were measured by adjusting appraisals that were less than one year old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values were adjusted down by an aggregate amount of $37.2 million to reflect current market conditions on 30 loans due to property value declines since the last appraisal dates.
     As of June 30, 2010, impaired loans with specific valuation allowances had been previously written down by $88.3 million and impaired loans without specific valuation allowances had been previously written down by $58.6 million. BankAtlantic had commitments to lend $5.3 million of additional funds on impaired loans as of June 30, 2010.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Contracted interest income	$6,388	6,408	12,065	11,505
Interest income recognized	(769)	(734)	(1,013)	(1,428)

Foregone interest income	$5,619	5,674	11,052	10,077

10. Notes Receivable
     The table below sets forth information relating to Bluegreen notes receivable (in thousands):

	June 30,	December 31,
	2010	2009

Notes receivable, gross	$756,307	356,133
Discount on notes receivable	(68,758)	(74,873)

Notes receivable, net of discount	687,549	281,260
Allowance for loan losses	(67,051)	(3,986)

Notes receivable, net	$620,498	277,274

     The accretable portion of the discount on the purchase price related to notes receivable acquired in connection with the Bluegreen share purchase on November 16, 2009 is being accreted using the effective interest method and recognized as interest income over the life of the loans. As a result, the Company recognized $3.3 million and $5.8 million, respectively, for the three and six months ended June 30, 2010 relating to the accretion of such discount.
     The table below sets forth the activity in the allowance for uncollectible notes receivable during the six months ended June 30, 2010 (in thousands):

Balance at December 31, 2009	$3,986
One-time impact of the amendment to the accounting guidance for transfer of financial assets and the amendment to the accounting guidance for the consolidation of VIEs (see Note 2)	86,252
Provision for loan losses	11,995
Write-offs of uncollectible receivables	(35,182)

Balance at June 30, 2010	$67,051

     All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable, which comprise the majority of the notes receivable, bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.2% and 14.9% at June 30, 2010 and December 31, 2009, respectively. Approximately 85% of Bluegreen’s notes receivable secured by home sites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted-average interest rate charged on notes receivable secured by home sites was 7.9% and 8.8% at June 30, 2010 and December 31, 2009, respectively.
     Bluegreen’s VOI notes receivable are generally secured by property located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.
11. Variable Interest Entities — Bluegreen
     In accordance with the guidance for the consolidation of variable interest entities, Bluegreen analyzes its variable interests, including loans, guarantees, and equity investments, to determine if an entity in which it has a variable interest is a variable interest entity. Bluegreen’s analysis includes both quantitative and qualitative reviews. Bluegreen bases its quantitative analysis on the forecasted cash flows of the entity, and it bases its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. Bluegreen also uses qualitative analyses to determine if it must consolidate a variable interest entity as the primary beneficiary.
     Bluegreen sells, without recourse, through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions are designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the notes receivable for a fee. With each securitization, Bluegreen generally retains a portion of the securities.

     Pursuant to generally accepted accounting principles that were in effect prior to 2010, seven of Bluegreen’s eight special purpose finance entities met the definition of a qualified special purpose entity, and Bluegreen was not required to consolidate those seven entities in its financial statements. Upon the adoption of the new accounting guidance related to transfers of financial assets (see Note 2 for additional information), Bluegreen was required to evaluate these entities for consolidation. Since Bluegreen created these entities to serve as a financing vehicle for holding assets and related liabilities, and the entities have no equity investment at risk, they are considered variable interest entities. Furthermore, since Bluegreen continues to service the notes and retain rights to receive benefits that are potentially significant to the entities, Bluegreen concluded that it is the entities’ primary beneficiary and, therefore, now consolidates these entities into its financial statements. Please see Note 2 for the impact of initial consolidation of these entities.
     At June 30, 2010, the principal balance of VOI notes receivable included within the Company’s Consolidated Statement of Financial Condition that are restricted to satisfy obligations of the variable interest entities’ obligations totaled $567.8 million. In addition, approximately $33.0 million of Bluegreen’s restricted cash is held in accounts for the benefit of the variable interest entities. Further, at June 30, 2010, the carrying amount of the consolidated liabilities included within the Company’s Consolidated Statement of Financial Condition for these variable interest entities totaled $485.9 million, comprised of non-recourse receivable-backed notes payable. The debt of these entities is generally non-recourse to Bluegreen. See Note 15, Receivable-Backed Notes Payable, below.
     Under the terms of Bluegreen’s timeshare note sales, Bluegreen has the right at its option to repurchase or substitute for defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the defaulted mortgage note. The transaction documents typically limit such repurchases or substitutions to 15-20% of the receivables originally funded into the transaction. Voluntary repurchases or substitutions by Bluegreen of defaulted notes during the six months ended June 30, 2010 were $24.3 million.
12. Real Estate Inventory
     Real estate held for development and sale consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Land and land development costs	$244,344	264,454
Bluegreen Resorts	231,508	222,026
Other costs	518	552
Land and facilities held for sale	6,528	7,259

Total	$482,898	494,291

     Inventory consisted of the combined real estate assets of Bluegreen Resorts, Bluegreen Communities, Core Communities, Carolina Oak, and BankAtlantic Bancorp’s land facilities held for sale.
     As a result of Bluegreen’s continued low sales volume, reduced prices, and the impact of reduced sales on the forecasted sell-out period of its communities projects, the Company recorded non-cash charges to cost of real estate sales of approximately $3.3 million, net of purchase accounting adjustments, during the six months ended June 30, 2010, to write-down the inventory balances of certain phases of Bluegreen’s completed communities properties, to their estimated fair value less costs to sell.
13. Investments in Unconsolidated Affiliates
     As previously discussed, approximately 7.4 million additional shares of Bluegreen’s common stock were purchased on November 16, 2009, increasing our ownership in Bluegreen to 16.9 million shares, or 52%, of Bluegreen’s outstanding common stock. As a result of the purchase, the Company has a controlling interest in Bluegreen and, accordingly, has consolidated Bluegreen’s results since November 16, 2009 into the Company’s financial statements.

     Prior to November 16, 2009, the investment in Bluegreen was accounted for using the equity method of accounting. The cost of the Bluegreen investment was adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements related to the amortization or accretion of purchase accounting made at the time of the initial acquisition of Bluegreen’s common stock and a basis difference due to impairment charges recorded on the investment in Bluegreen, as described below. During the six months ended June 30, 2009, the Company recorded a $20.4 million impairment charge relating to our investment in Bluegreen. No impairment charges were recorded during the quarter ended June 30, 2009.
     The following table shows the reconciliation of the Company’s pro rata share of Bluegreen’s net income to the Company’s share of total earnings from Bluegreen for the three and six months ended June 30, 2009, prior to our consolidation of Bluegreen in November 2009 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Pro rata share of Bluegreen’s net income	$2,076	3,158
Amortization of basis difference (a)	8,638	13,892

Total earnings from Bluegreen Corporation	$10,714	17,050

(a)	As a result of the impairment charges previously taken under the equity method prior to our consolidation of Bluegreen in November 2009, a basis difference was created between the investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen were adjusted each period to reflect the amortization of this basis difference. As such, a methodology was established to allocate the impairment loss to the relative estimates of the fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization was calculated based on the estimated useful lives of the underlying assets and other relevant data associated with each asset category.
14. Goodwill
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic Bancorp’s business units, BankAtlantic reduced its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization. Based on the results of an interim goodwill impairment evaluation undertaken during the first quarter of 2009, an impairment charge of $8.5 million, net of purchase accounting from the step acquisition of approximately $0.6 million, was recorded during the three months ended March 31, 2009. Management did not perform a goodwill impairment test as of June 30, 2009 as there were no significant changes in impairment indicators during the period. No such impairments were recorded during the six months ended June 30, 2010.
15. Notes and Mortgage Notes Payable and Other Borrowings
Woodbridge
     The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure and while there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge continues to seek a satisfactory conclusion with regard to the debt; however, the outcome of these efforts and the litigation is uncertain.

Core
     Core is currently in default under the terms of all of its outstanding debt totaling approximately $139.2 million. Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to substantially all of its assets. During February 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head was placed under the control of a court appointed receiver. In connection with the receivership, Core entered into a separate agreement with the lender that, among other things, grants Core a right of first refusal to purchase the $25.3 million loan in the event that the lender decides to sell the loan to a third party. This loan is collateralized by inventory that had a net carrying value of $33 million, net of impairment charges during 2009 of approximately $29.6 million. Separately, on April 7, 2010 and April 8, 2010, another of Core’s lenders filed a foreclosure action in South Carolina and Florida, respectively, seeking foreclosure of mortgage loans totaling approximately $113.8 million, plus additional interest and costs and expenses, including attorneys’ fees. Core is currently in negotiations with the lender regarding, among other things, accelerating the foreclosure actions, granting the lender a perfected first lien and security interest in certain additional Core subsidiaries, and releasing and indemnifying Core from any future obligations. As of June 30, 2010, the net carrying value of Core’s inventory collateralizing the defaulted loans that are the subject of foreclosure proceedings was $82 million, net of impairment charges during 2009 of approximately $33.7 million. There was no impairment charge during the six months ended June 30, 2010. While negotiations with its lenders continue, there is no assurance that Core will be successful in reaching any agreement with its lenders with respect to resolution of its obligations.
Bluegreen
     Bluegreen’s pledged assets under its facilities and notes payable as of June 30, 2010 and December 31, 2009 had a carrying amount of approximately $388.5 million and $336.6 million, respectively.
     The GMAC AD&C Facility. During the six months ended June 30, 2010, Bluegreen repaid $15.9 million of the outstanding balance under this facility.
     H4BG Communities Facility. During April 2010, GMAC assigned all rights, title, and interest in the GMAC Communities Facility to H4BG, LP. This assignment did not affect any of the material financial terms of the loan agreement. During the six months ended June 30, 2010, Bluegreen repaid $3.2 million on this facility.
     The Wachovia Notes Payable. On April 30, 2010, Bluegreen executed an agreement with Wells Fargo Bank, N.A., the parent company of Wachovia (“Wells Fargo”), to refinance the remaining $21.9 million outstanding under the Wachovia Notes Payable into a new term loan. See Wells Fargo Term Loan below for further details.
     The Wachovia Line-of-Credit. On April 30, 2010, the remaining $14.5 million outstanding was refinanced by Wells Fargo. See Wells Fargo Term Loan below for further details.
     The Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated Bluegreen’s notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, Bluegreen made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the existing Wachovia debt. The interest rate on the Wells Fargo Term Loan at June 30, 2010 was 7.22%. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization of $4.4 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of Bluegreen’s sold VOI notes receivables as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral, the residual interest in one future transaction which creates such a retained interest. During the six months ended June 30, 2010, Bluegreen repaid $1.2 million on this facility.

Receivable-Backed Notes Payable
     Bluegreen’s pledged receivables under its receivable-backed notes payable as of June 30, 2010 and December 31, 2009 had a principal balance before purchase accounting adjustments of approximately $695.7 million and $292.9 million, respectively.
     Liberty Bank Facility. During the six months ended June 30, 2010, Bluegreen pledged $22.9 million of VOI notes receivable to this facility and received cash proceeds of $20.6 million. Bluegreen also made repayments of $8.9 million on the facility during the six months ended June 30, 2010. In July 2010, Bluegreen transferred $4.7 million of VOI notes receivable to Liberty and received cash proceeds of $4.2 million.
     GE Bluegreen/Big Cedar Receivables Facility. During the six months ended June 30, 2010, Bluegreen repaid $4.6 million on this facility.
     The Wells Fargo Facility. During the six months ended June 30, 2010, Bluegreen repaid $7.1 million on this facility.
     BB&T Purchase Facility. During the six months ended June 30, 2010, Bluegreen made repayments of $17.5 million on the facility and did not pledge any additional VOI notes receivable to this facility. On June 29, 2010, BB&T extended the revolving advance period of the facility to August 30, 2010, with any further extension being subject to BB&T approval. No other significant changes were made to the terms of the facility in connection with this extension.
     As discussed further in Notes 2 and 11 above, on January 1, 2010, Bluegreen consolidated seven of its special purpose finance entities and associated receivable-backed notes payable. These entities and their associated debt were not required to be consolidated during periods prior to January 1, 2010. Historically, Bluegreen has been a party to a number of securitization-type transactions, in which it sold receivables to one of its special purpose finance entities which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. The receivables were sold on a non-recourse basis (except for breaches of certain representations and warranties). Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of June 30, 2010, Bluegreen was in compliance with all applicable terms and no trigger events had occurred.
     The table below sets forth the balances as of June 30, 2010 of Bluegreen’s receivable-back notes payable facilities (in thousands):

Non-recourse receivable-backed notes	As of
payable previously reported as off-balance	June 30, 2010
sheet (1):	Debt Balance	Interest Rate
BB&T Purchase Facility	$113,799	5.75%
GE 2004 Facility	11,080	7.16%
2004 Term Securitization	22,772	5.27%
2005 Term Securitization	65,140	5.98%
GE 2006 Facility	55,995	7.35%
2006 Term Securitization	59,875	6.16%
2007 Term Securitization	113,830	7.32%
2008 Term Securitization	43,455	7.88%

Total	$485,946

(1)	With the exception of the BB&T Purchase Facility, non-recourse receivable-backed notes payable were reported off-balance sheet prior to January 1, 2010.

Junior Subordinated Debentures
     As more fully described in Note 23 “Junior Subordinated Debentures” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, some of the Company’s subsidiaries have formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in its junior subordinated debentures. The Trusts are variable interest entities in which the Company’s subsidiaries are not the primary beneficiaries as defined by the accounting guidance for consolidation. Accordingly, the Company does not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting.
     On March 30, 2010, the interest rate on the securities issued by Levitt Capital Trust (“LCT”) I contractually changed from a fixed-rate of 8.11% to a variable rate equal to the 3-month LIBOR + 3.85% (4.38% as of June 30, 2010).
     On July 30, 2010, the interest rate on the securities issued by the LCT II contractually changed from a fixed-rate of 8.09% to a variable rate equal to the 3-month LIBOR + 3.80%.
     On March 30, 2010, the interest rate on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.43% as of June 30, 2010).
     On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed-rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85%.
16. Development Bonds Payable
     In connection with the development of certain of Core’s projects, community development, special assessment or improvement districts were established that may have utilized tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core is required to pay the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations are capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
     Core’s bond financing at June 30, 2010 and December 31, 2009 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $173. 8 million and $170.8 million, respectively. Bond obligations at June 30, 2010 mature in 2035 and 2040. As of June 30, 2010, Core owned approximately 4% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended June 30, 2010 and 2009, Core recorded a liability of approximately $66,000 and $158,000, respectively, in assessments on property owned by it in the districts. During the six months ended June 30, 2010 and 2009, Core recorded a liability of approximately $225,000 and $317,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. Based on Core’s approximate 91% ownership interest in property within the special assessment district as of June 30, 2010, it will be responsible for the payment of approximately $10 million in assessments by March 2011. If Core sells land within the special assessment district and reduces its ownership percentage, the potential payment of approximately $10 million would decrease in relation to the decrease in the ownership percentage. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments pursuant to the guarantees.

     A liability was recorded for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At June 30, 2010, the liability related to developer obligations associated with Core’s ownership of the property was $175,000 after the sale of Core’s commercial leasing projects in June 2010 (See Note 5 for information relating to the sale). At December 31, 2009, the liability related to developer obligations was $3.3 million, of which $3.1 million was included in the liabilities related to assets held for sale in the accompanying Consolidated Statements of Financial Condition as of December 31, 2009.
17. Interest Expense
     The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2010	2009	2010	2009
Real Estate and Other:
Interest incurred on borrowings	$20,183	3,881	40,185	7,763
Interest capitalized	(114)	(651)	(185)	(2,285)

	20,069	3,230	40,000	5,478

Financial Services:
Interest on deposits	6,021	11,527	13,078	24,514
Interest on advances from FHLB	1	5,082	959	12,246
Interest on short term borrowings	7	19	15	191
Interest on debentures and bonds payable	3,922	4,186	7,743	8,622

	9,951	20,814	21,795	45,573

Total interest expense	$30,020	24,044	61,795	51,051

18. Noncontrolling Interests
     The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
BankAtlantic Bancorp	$44,175	88,910
Bluegreen	42,726	41,905
Joint ventures	31,249	28,037

	$118,150	158,852

     The following table summarizes the noncontrolling interests (loss) earnings recognized by others with respect to the Company’s subsidiaries for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Noncontrolling interest —
Continuing Operations:
BankAtlantic Bancorp	$(32,336)	(26,868)	(45,355)	(59,517)
Woodbridge	—	412	—	12,322
Bluegreen	4,096	—	1,300	—
Joint ventures	1,225	(267)	2,375	(486)

	$(27,015)	(26,723)	(41,680)	(47,681)

Noncontrolling interest —
Discontinued Operations:
BankAtlantic Bancorp	$—	—	—	2,943
Woodbridge	—	106	—	(508)

	$—	106	—	2,435

Net Loss Attributable to Noncontrolling Interests	$(27,015)	(26,617)	(41,680)	(45,246)

19. Segment Reporting
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
     As a result of the Woodbridge merger on September 21, 2009 and the Bluegreen share acquisition on November 16, 2009, the Company reorganized its reportable segments to better align its segment reporting with the current operations of its businesses. The Company’s business activities currently consist of (i) Real Estate and Other activities and (ii) Financial Services activities. These business activities are reported through six segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. As a result of this reorganization, our BFC Activities segment now includes, in addition to other activities historically included in this segment, Woodbridge Other Operations (which was previously a separate segment). Our Real Estate Operations segment is now comprised of what was previously identified as our Land Division, including the real estate business activities of Core Communities and Carolina Oak.
     BFC’s consolidated financial statements include the results of operations of Bluegreen since November 16, 2009 when we acquired a controlling interest in Bluegreen, and Bluegreen’s results of operations are reported through the Bluegreen Resorts and Bluegreen Communities segments. Prior to November 16, 2009, we owned approximately 9.5 million shares of Bluegreen’s common stock, representing approximately 29% of such stock, the investment in Bluegreen was accounted for under the equity method of accounting, and our interest in Bluegreen’s earnings and losses was included in our BFC Activities segment. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and are reported in two segments: BankAtlantic and BankAtlantic Bancorp Parent Company.
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
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
     The BFC Activities segment consists of BFC operations, our investment in Benihana, and other operations of Woodbridge described below. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides services in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by BFC/CCC, Inc., our wholly owned subsidiary (“BFC/CCC”). Other operations includes the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant franchisor operating within the quick service and organic food industries, the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”) and other investments. In addition, prior to obtaining a controlling interest in Bluegreen on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting and our interest in Bluegreen’s earnings or loss was included in the BFC Activities segment.

Real Estate Operations
     The Company’s Real Estate Operations segment consists of the operations of Core Communities, Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings which engages in leasing activities.
Bluegreen Resorts
     Bluegreen Resorts develops, markets and sells VOIs in its resorts through the Bluegreen Vacation Club, and provides fee-based management services to resort property owners associations. Bluegreen Resorts also earns fees from third parties for providing sales, marketing, construction management, title and fee-based management services to third-party resort developers and owners.
Bluegreen Communities
     Bluegreen Communities acquires large tracts of real estate, which are subdivided, improved (in some cases to include a golf course on the property and other related amenities) and sold, typically on a retail basis as homesites.
BankAtlantic
     The Company’s BankAtlantic segment consists of the banking operations of BankAtlantic.
BankAtlantic Bancorp Parent Company
     The BankAtlantic Bancorp Parent Company segment consists of the operations of BankAtlantic Bancorp Parent Company, including the cost of acquisitions, asset and capital management and financing activities and the results of BankAtlantic Bancorp’s asset work out subsidiary.

     The table below sets forth the Company’s segment information as of and for the three month periods ended June 30, 2010 and 2009 (in thousands):

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real Estate	Bluegreen	Bluegreen		Parent	and	Segment
2010	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate	$—	2,455	48,183	2,937	—	—	—	53,575
Other resorts and communities operations revenue	—	—	16,423	499	—	—	—	16,922
Other real estate revenues	482	297	12,130	—	—	—	(17)	12,892
Interest income	—	—	—	—	43,271	81	30,467	73,819
Financial Services — non-interest income	—	—	—	—	26,271	274	(501)	26,044

Total revenues	482	2,752	76,736	3,436	69,542	355	29,949	183,252

Costs and Expenses:
Cost of sales of real estate	—	2,175	9,065	2,404	—	—	—	13,644
Cost of sales of other revenues	—	—	11,452	913	—	—	—	12,365
Interest expense	1,643	1,867	—	—	6,263	3,660	16,587	30,020
Provision for loan losses	—	—	—	—	43,634	4,919	—	48,553
Selling, general and administrative	7,141	1,802	38,960	4,216	—	—	10,147	62,266
Other expenses	—	—	—	—	59,515	3,393	(647)	62,261

Total costs and expenses	8,784	5,844	59,477	7,533	109,412	11,972	26,087	229,109

Loss on settlement of investment in Woodbridge’s subsidiary	(1,135)	—	—	—	—	—	—	(1,135)
Gain on sale of assets	—	275	—	—	—	—	—	275
Equity in earnings from unconsolidated affiliates	4	—	—	—	—	237	35	276
Other income	1,772	433	—	—	—	—	(1,281)	924

(Loss) income from continuing operations before income taxes	(7,661)	(2,384)	17,259	(4,097)	(39,870)	(11,380)	2,616	(45,517)
Less: Provision (benefit) for income taxes	(5,449)	—	—	—	—	—	5,841	392

(Loss) income from continuing operations	(2,212)	(2,384)	17,259	(4,097)	(39,870)	(11,380)	(3,225)	(45,909)
Income from discontinued operations	—	2,714	—	—	—	—	—	2,714

Net (loss) income	$(2,212)	330	17,259	(4,097)	(39,870)	(11,380)	(3,225)	(43,195)

Less: Net loss attributable to noncontrolling interests							(27,015)	(27,015)

Net loss attributable to BFC							$23,790	(16,180)

Total assets at June 30, 2010	$166,260	180,635	901,087	105,339	4,611,282	401,842	(216,180)	6,150,265

				BankAtlantic	Unallocated
				Bancorp	Amounts
	BFC	Real Estate		Parent	and	Segment
2009	Activities	Operations	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate	$—	1,728	—	—	39	1,767
Other real estate revenues	202	675	—	—	(8)	869
Interest income	—	—	56,991	196	292	57,479
Financial Services — non-interest income	—	—	32,751	(971)	(403)	31,377

Total revenues	202	2,403	89,742	(775)	(80)	91,492

Costs and Expenses:
Cost of sales of real estate	17	1,269	—	—	15	1,301
Interest expense	1,883	1,347	16,913	4,002	(101)	24,044
Provision for loan losses	—	—	35,955	7,539	—	43,494
Selling, general and administrative	7,550	4,211	—	—	(487)	11,274
Other expenses	—	—	61,077	1,860	(344)	62,593

Total costs and expenses	9,450	6,827	113,945	13,401	(917)	142,706

Equity in earnings (loss) from unconsolidated affiliates	10,697	—	25	(2)	35	10,755
Other income	1,434	126	—	—	(766)	794

Income (loss) from continuing operations before income taxes	2,883	(4,298)	(24,178)	(14,178)	106	(39,665)
Less: Provision (benefit) for income taxes	—	—	—	—	—	—

Income (loss) from continuing operations	2,883	(4,298)	(24,178)	(14,178)	106	(39,665)
Income from discontinued operations	—	139	—	—	—	139

Net income (loss)	$2,883	(4,159)	(24,178)	(14,178)	106	(39,526)

Less: Net loss attributable to noncontrolling interests					(26,617)	(26,617)

Net loss attributable to BFC					$26,723	(12,909)

Total assets at June 30, 2009	$200,494	373,774	5,189,711	469,533	(420,515)	5,812,997

     The table below sets forth the Company’s segment information as of and for the six month periods ended June 30, 2010 and 2009 (in thousands):

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real Estate	Bluegreen	Bluegreen		Parent	and	Segment
2010	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate	$—	2,455	63,112	6,603	—	—	—	72,170
Other resorts and communities operations revenue	—	—	32,093	850	—	—	—	32,943
Other real estate revenues	869	934	22,310	—	—	—	(34)	24,079
Interest income	—	—	—	—	90,986	159	60,772	151,917
Financial Services — non-interest income	—	—	—	—	54,528	543	(937)	54,134

Total revenues	869	3,389	117,515	7,453	145,514	702	59,801	335,243

Costs and Expenses:
Cost of sales of real estate	—	2,175	12,173	8,192	—	—	—	22,540
Cost of sales of other revenues	—	—	23,395	1,660	—	—	—	25,055
Interest expense	3,481	3,850	—	—	14,519	7,223	32,722	61,795
Provision for loan losses	—	—	—	—	75,668	3,640	—	79,308
Selling, general and administrative	13,628	4,461	68,774	6,868	—	—	22,873	116,604
Other expenses	—	—	—	—	112,236	5,037	(1,002)	116,271

Total costs and expenses	17,109	10,486	104,342	16,720	202,423	15,900	54,593	421,573

Loss on settlement of investment in Woodbridge’s subsidiary	(1,135)	—	—	—	—	—	—	(1,135)
Gain on sale of assets	—	275	—	—	—	—	—	275
Equity in (loss) earnings from unconsolidated affiliates	(27)	—	—	—	—	426	70	469
Other income	3,166	486	—	—	—	—	(2,290)	1,362

(Loss) income from continuing operations before income taxes	(14,236)	(6,336)	13,173	(9,267)	(56,909)	(14,772)	2,988	(85,359)
Less: Provision (benefit) for income taxes	(5,647)	—	—	—	90	—	1,358	(4,199)

(Loss) income from continuing operations	(8,589)	(6,336)	13,173	(9,267)	(56,999)	(14,772)	1,630	(81,160)
Income from discontinued operations	—	2,465	—	—	—	—	—	2,465

Net (loss) income	$(8,589)	(3,871)	13,173	(9,267)	(56,999)	(14,772)	1,630	(78,695)

Less: Net loss attributable to noncontrolling interests							(41,680)	(41,680)

Net loss attributable to BFC							$43,310	(37,015)

				BankAtlantic	Unallocated
				Bancorp	Amounts
	BFC	Real Estate		Parent	and	Segment
2009	Activities	Operations	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate	$—	3,155	—	—	39	3,194
Other real estate revenues	501	1,277	—	—	(17)	1,761
Interest income	—	—	119,400	405	582	120,387
Financial Services — non-interest income	—	—	65,538	(629)	(732)	64,177

Total revenues	501	4,432	184,938	(224)	(128)	189,519

Costs and Expenses:
Cost of sales of real estate	17	1,962	—	—	15	1,994
Interest expense	2,772	2,706	37,553	8,232	(212)	51,051
Provision for loan losses	—	—	79,475	8,296	—	87,771
Selling, general and administrative	14,543	8,649	—	—	(963)	22,229
Other expenses	—	—	132,780	3,564	(1,195)	135,149

Total costs and expenses	17,332	13,317	249,808	20,092	(2,355)	298,194

Gain on settlement of investment in Woodbridge’s subsidiary	26,985	—	—	—	13,384	40,369
Equity in earnings from unconsolidated affiliates	16,962	—	103	116	69	17,250
Impairment of unconsolidated affiliates	(20,401)	—	—	—	—	(20,401)
Impairment of investments	(2,396)	—	—	—	—	(2,396)
Other income	2,879	410	—	—	(1,530)	1,759

Income (loss) from continuing operations before income taxes	7,198	(8,475)	(64,767)	(20,200)	14,150	(72,094)
Less: Provision (benefit) for income taxes	—	—	—	—	—	—

Income (loss) from continuing operations	7,198	(8,475)	(64,767)	(20,200)	14,150	(72,094)
(Loss) income from discontinued operations	—	(665)	—	4,201	—	3,536

Net income (loss)	$7,198	(9,140)	(64,767)	(15,999)	14,150	(68,558)

Less: Net loss attributable to noncontrolling interests					(45,246)	(45,246)

Net loss attributable to BFC					$59,396	(23,312)

20. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
BFC
     A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. At June 30, 2010 and December 31, 2009, the carrying amount of this investment was approximately $673,000 and $690,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
     A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At June 30, 2010 and December 31, 2009, the carrying amount of this investment was approximately $310,000 and $319,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
     No amounts are recorded in the Company’s financial statements for the obligations associated with the above guarantees based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.
     Based on the current accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we are not classified as primary beneficiaries in connection with the above mentioned BFC/CCC investments and do not consolidate these entities into our financial statements. We do not have the power to direct the activities that can significantly impact the performance of these entities.
Core
     At each of June 30, 2010 and December 31, 2009, Core had outstanding surety bonds of approximately $860,000, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. It is estimated that approximately $495,000 of work remains to complete these improvements and it is not currently anticipated that any outstanding surety bonds will be drawn upon.
Woodbridge
     Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions (the “Chapter 11 Cases”). In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At June 30, 2010 and December 31, 2009, Woodbridge had $490,000 and $527,000, respectively, in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $37,000 during the six months ended June 30, 2009, in accordance with the indemnity agreement for bond claims paid during the period, while no reimbursements were made in the six months ended June 30, 2010. In addition, no reimbursements were made in the three months ended June 30, 2010 or 2009. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond its $490,000 accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and Woodbridge initiated a lawsuit against the municipality. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit as security while the matter was being litigated with the municipality, and Woodbridge has complied with that request. In August 2010, Woodbridge was granted a motion for summary judgment terminating any obligations under the bonds. It is anticipated that the municipality will seek rehearing and, if it is denied, will prosecute an appeal of the court’s decision.

     On February 20, 2009, the Bankruptcy Court presiding over the Chapter 11 Cases entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. Pursuant to the settlement agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the settlement agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was reduced to $29.7 million. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.1 million, representing a portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service guidance that will likely be required to be paid to the Debtors Estate pursuant to the Settlement Agreement. As of June 30, 2010, we had accrued a liability of approximately $11.8 million which represents a portion of tax refunds to be shared with the Debtors Estate pursuant to the settlement agreement.
     As previously disclosed, under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger between Woodbridge and BFC and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Woodbridge is currently a party to legal proceedings relating to the Dissenting Holders appraisal process. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s Consolidated Statements of Financial Condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. There is no assurance as to the amount of cash that we will be required to pay to the Dissenting Holders, and such amount may be greater than the $4.6 million that we have accrued.
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

Pennsylvania Attorney General Lawsuit
     On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleged that Bluegreen used sales and marketing methods or practices that were unlawful under Pennsylvania law and sought a permanent injunction preventing Bluegreen from using such methods and practices in the future. The lawsuit also sought civil penalties and restitution on behalf of Pennsylvania consumers. The lawsuit did not seek to permanently restrain Bluegreen or any of its affiliates from doing business in the Commonwealth of Pennsylvania. The parties reached a settlement on this matter and a consent was signed which received Court approval on May 26, 2010. Pursuant to the terms of the settlement, Bluegreen paid $200,000 to the Attorney General’s Office and agreed to a 30-day tail period within which additional consumers meeting certain eligibility requirements can apply for relief. That period has now ended with no material changes in the amounts payable by Bluegreen.
Destin, Florida Deposit Dispute Lawsuit
     In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.,; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both Bluegreen and the seller have brought cross-claims for breach of the underlying purchase and sale contract. The seller alleges Bluegreen failed to perform under the terms of the purchase and sale contract and claims entitlement to the amount in escrow. Bluegreen maintains that its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore Bluegreen is entitled to a return of the full escrow deposit. The seller amended its complaint to include a fraud count. Bluegreen believes the fraud allegations are without merit and intends to vigorously defend this claim.
Mountain Lakes Mineral Rights
     Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. As a result of this decision, no damages or attorneys’ fees are owed to the plaintiffs. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. The Court has agreed to hear oral arguments from the parties on whether the Court should accept the plaintiffs’ appeal. No information is available as to when the Texas Supreme Court will render a decision as to whether or not it will take the appeal.

     Separately, one of the amenity lakes in the Mountain Lakes development did not reach the expected water level after construction was completed. Owners of homesites within the Mountain Lakes subdivision and the property owners Association of Mountain Lakes have asserted cross claims against Southwest and Bluegreen regarding such failure as part of the Lesley litigation described above as well as in Cause No. 067-223662-07, Property Owners Association of Mountain Lakes Ranch, Inc. v. Bluegreen Southwest One, L.P. et al., in the 67th Judicial District Court of Tarrant County, Texas. This case has been settled and the entire $3.4 million settlement was paid in March of 2010. Additional claims may be pursued in the future by certain individual lot owners within the Mountain Lakes subdivision in connection with these matters, but it is not possible at this time to estimate the likelihood of loss or amount of potential exposure with respect to any such matters, including the likelihood that any such loss may exceed the amount accrued.
Catawba Falls Preserve Homeowner’s Association Demand Letter
     By letter dated October 2, 2008, the Catawba Falls Preserve Homeowners Association demanded payment for (i) construction of pedestrian pathways and certain equestrian stables allegedly promised by Bluegreen but never constructed, (ii) repairs to roads and culverts within the community, and (iii) landscaping improvements to the community’s gated entrance. The parties reached settlement with Bluegreen agreeing to pay the Association a nominal sum and convey to the Association title to two lots located within the Catawba Falls Preserve subdivision.
Marshall, et al. Lawsuit regarding Community Amenities
     On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs filed this action alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision, developed in Montgomery County, Texas, specifically, the usability of the lakes within the community for fishing and sporting and the general level of quality at the community. The lawsuit seeks material damages and the payment of costs to remediate the lake. Bluegreen intends to vigorously defend the lawsuit.
Schawrz, et al. Lawsuit regarding Community Amenities
     On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, Plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. Plaintiff subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, Plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons claimed to have been harmed by the alleged activities in a similar manner. Bluegreen has filed a response with the Court in opposition to class certification. No decision has yet been made by the Court as to whether they will certify a class. Bluegreen denies the allegations and intends to vigorously defend the lawsuit.
BankAtlantic Bancorp
     Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2010	2009
Commitments to sell fixed rate residential loans	$19,663	23,255
Commitments to originate loans held for sale	13,801	18,708
Commitments to originate loans held to maturity	16,312	43,842
Commitments to extend credit, including the undisbursed portion of loans in process	383,201	396,627
Standby letters of credit	14,665	13,573
Commercial lines of credit	87,960	74,841
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $12.8 million at June 30, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.8 million at June 30, 2010. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2010 and December 31, 2009 were in each period $5,000, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
     Management of BankAtlantic Bancorp, based on discussions with legal counsel, has recognized legal reserves of $1.0 million and believes its results of operations or financial condition will not be materially impacted by the resolution of these matters. However, there is no assurance that BankAtlantic Bancorp will not incur losses in excess of reserved amounts or in amounts that will be material to its results of operations or financial condition.

Concentration of Credit Risk
     BankAtlantic has a high concentration of its consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated since the origination dates of these loans. If market conditions in Florida do not improve or deteriorate further, BankAtlantic may be exposed to significant credit losses in these loan portfolios.
     BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At June 30, 2010, BankAtlantic’s residential loan portfolio included $640.0 million of interest-only loans, which represents 48.8% of the residential loan portfolio, with 26.1% of the aggregate principal amount of these interest-only loans secured by collateral located in California. Interest only residential loans scheduled to become fully amortizing during the six months ended December 31, 2010 and during the year ended December 31, 2011 are $1.6 million and $58.4 million, respectively.
21. Certain Relationships and Related Party Transactions
     BFC is the controlling shareholder of BankAtlantic Bancorp and Bluegreen. Woodbridge Holdings Corporation (formerly Levitt Corporation) became a wholly owned subsidiary of BFC upon consummation of the merger between Woodbridge and BFC on September 21, 2009. Prior to the merger, BFC held an approximately 59% voting interest in Woodbridge. BFC also has a direct non-controlling interest in Benihana. Shares of BFC’s Class A and Class B common stock representing a majority of BFC’s total voting power are owned or controlled by the Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of Bluegreen and Benihana, and executive officers and directors of BankAtlantic Bancorp and BankAtlantic.
     The following table presents related party transactions between the Company, BankAtlantic Bancorp, and Bluegreen at June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009. Woodbridge’s 2009 amounts are included in the amounts set forth for BFC. Amounts related to BankAtlantic Bancorp and BankAtlantic and services provided to Bluegreen after we acquired a controlling interest in Bluegreen (in November 2009) were eliminated in consolidation.

				BankAtlantic
			BFC	Bancorp	Bluegreen
For the Three Months Ended June 30, 2010
Shared service income (expense)	(a	)	$675	(550)	(125)
Facilities cost and information technology	(a	)	$(141)	127	14
For the Three Months Ended June 30, 2009
Shared service income (expense)	(a	)	$594	(458)	(136)
Facilities cost and information technology	(a	)	$(122)	108	14
Interest income (expense) from cash balance/deposits	(b	)	$9	(9)	—
For the Six Months Ended June 30, 2010
Shared service income (expense)	(a	)	$1,269	(1,042)	(227)
Facilities cost and information technology	(a	)	$(280)	253	27
Interest income (expense) from cash balance/deposits	(b	)	$1	(1)	—
For the Six Months Ended June 30, 2009
Shared service income (expense)	(a	)	$1,179	(906)	(273)
Facilities cost and information technology	(a	)	$(257)	226	31
Interest income (expense) from cash balance/deposits	(b	)	$28	(28)	—
At June 30, 2010
Cash and cash equivalents and (deposits)	(b	)	$3,773	(3,773)	—
At December 31, 2009
Cash and cash equivalents and (deposits)	(b	)	$20,862	(20,862)	—

(a)	Pursuant to the terms of shared service agreements between the Company and BankAtlantic Bancorp, subsidiaries of the Company provide shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp. Additionally, the Company provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services. Also, as part of the shared service arrangement, the Company pays BankAtlantic Bancorp and Bluegreen for office facilities costs relating to the Company and its shared service operations. In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support in exchange for monthly payments to BankAtlantic of $10,000, including a one-time set up charge of $20,000 in 2009. Monthly payments were increased to $15,000 effective July 1, 2009.

(b)	As of June 30, 2010 and December 31, 2009, the Company had cash and cash equivalents accounts at BankAtlantic with balances of approximately $3.8 million and $20.9 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. Additionally, during 2009, the Company invested funds through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic, which facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. At December 31, 2009, the Company had $7.7 million invested through the CDARS program at BankAtlantic. The Company did not have any funds invested through the CDARS program at BankAtlantic at June 30, 2010.
     In June 2010, BankAtlantic and BankAtlantic Bancorp Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC will receive a monthly fee of $12,500 from each of BankAtlantic and BankAtlantic Bancorp Parent Company and if BFC’s efforts result in net recoveries of any nonperforming loan or the sale of real estate owned, BFC will receive a fee equal to 1% of the net value recovered.
     On June 28, 2010, BFC loaned approximately $8.0 million to BankAtlantic Bancorp, and BankAtlantic Bancorp executed a promissory note agreement in favor of BFC with a maturity date of July 30, 2010. The note provided for payment either in cash or shares of BankAtlantic Bancorp’s Class A Common Stock, depending on the results of BankAtlantic Bancorp’s Rights Offering and the number of shares allocable to BFC pursuant to the offering. At June 30, 2010, the promissory note due from BankAtlantic Bancorp was eliminated in the Company’s consolidated financial statements. In July 2010, BankAtlantic Bancorp satisfied the promissory note in full through the issuance of 5,302,816 shares of BankAtlantic Bancorp’s Class A Common stock in respect of BFC’s exercise of both its Basic Subscription Rights and Over-Subscription Request in the Rights Offering.
     The Company leases office space to Pizza Fusion for approximately $68,000 annually pursuant to a month-to-month lease which commenced in September 2008. During each of the six months ended June 30, 2010 and 2009, Pizza Fusion paid approximately $36,000 under this lease agreement.
     During the six months ended June 30, 2010 and 2009, we were reimbursed approximately $1.6 million and $602,000, respectively, from Bluegreen for various advisory services and certain expenses incurred in assisting Bluegreen in its efforts to explore potential additional sources of liquidity.
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

     Outstanding options to purchase BankAtlantic Bancorp stock held by former employees consisted of the following as of June 30, 2010:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	44,176	$52.38
Options non-vested	5,281	$95.10
     During the year ended December 31, 2007, BankAtlantic Bancorp issued to BFC employees that performed services for BankAtlantic Bancorp options to acquire 9,800 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $46.90. These options vest in five years and expire ten years from the grant date. BankAtlantic recorded $12,000 and $25,000 of service provider expenses relating to these options for the three and six months ended June 30, 2010 and 2009, respectively.
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
     During December 2009, BFC’s wholly owned subsidiary, Snapper Creek Equity Management, LLC, was engaged by Benihana to provide certain management, financial advisory and other consulting services. For the six months ended June 30, 2010, the consulting fees payable to Snapper Creek Equity Management under this arrangement were approximately $350,000. Benihana also recently engaged Risk Management Services (“RMS”), a wholly-owned subsidiary of BFC, to provide insurance and risk management services. Fees paid or owed to RMS under this arrangement were not significant for the six months ended June 30, 2010.

22. Loss Per Common Share
     The following table presents the computation of basic and diluted loss per common share attributable to the Company (in thousands, except for per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic (loss) earnings per common share
Numerator:
Loss from continuing operations	$(45,909)	(39,665)	(81,160)	(72,094)
Less: Noncontrolling interests loss from continuing operations	(27,015)	(26,723)	(41,680)	(47,681)

Loss attributable to BFC	(18,894)	(12,942)	(39,480)	(24,413)
Preferred stock dividends	(187)	(187)	(375)	(375)

Loss allocable to common stock	(19,081)	(13,129)	(39,855)	(24,788)

Income from discontinued operations	2,714	139	2,465	3,536
Less: Noncontrolling interests income — discontinued operations	—	106	—	2,435

Income from discontinued operations attributable to BFC	2,714	33	2,465	1,101

Net loss allocable to common shareholders	$(16,367)	(13,096)	(37,390)	(23,687)

Denominator:

Basic weighted average number of common shares outstanding	75,379	45,126	75,378	45,120

Basic (loss) earnings per common share:
Loss per share from continuing operations	$(0.26)	(0.29)	(0.53)	(0.55)
Earnings per share from discontinued operations	0.04	0.00	0.03	0.03

Basic loss per share	$(0.22)	(0.29)	(0.50)	(0.52)

Diluted earnings (loss) per common share:
Numerator:
Loss allocable to common stock	$(19,081)	(13,129)	(39,855)	(24,788)
Income from discontinued operations allocable to common stock	2,714	33	2,465	1,101

Net loss allocable to common stock	$(16,367)	(13,096)	(37,390)	(23,687)

Denominator

Diluted weighted average number of common shares outstanding	75,379	45,126	75,378	45,120

Diluted (loss) earnings per share
Loss per share from continuing operations	$(0.26)	(0.29)	(0.53)	(0.55)
Earnings per share from discontinued operations	0.04	0.00	0.03	0.03

Diluted loss per share	$(0.22)	(0.29)	(0.50)	(0.52)

     During the three months ended June 30, 2010 and 2009, options to acquire 2,494,779 shares of Class A Common Stock and 1,777,729 shares of Class A Common Stock, respectively, and during the six months ended June 30, 2010 and 2009, options to acquire 2,494,779 shares of Class A Common Stock and 1,777,729 shares of Class A Common Stock, respectively, were anti-dilutive and not included in the calculation of diluted loss per share.

23. Parent Company Financial Information
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
     BFC’s parent company unaudited condensed statements of financial condition at June 30, 2010 and December 31, 2009, unaudited condensed statements of operations for the three and six month periods ended June 30, 2010 and 2009 and unaudited condensed statements of cash flows for the six months ended June 30, 2010 and 2009 are shown below:
Parent Company Condensed Statements of Financial Condition
(In thousands)

	June 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$5,638	1,308
Securities available for sale	42,369	18,981
Investment in Woodbridge Holdings, LLC	146,255	197,264
Investment in BankAtlantic Bancorp, Inc.	27,598	47,555
Investment in and advances in other subsidiaries	2,062	2,218
Notes receivable	7,954	—
Other assets	1,784	1,279

Total assets	$233,660	268,605

Liabilities and Shareholders’ Equity
Advances from wholly owned subsidiaries	$833	818
Other liabilities	11,256	11,699

Total liabilities	12,089	12,517

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	210,542	245,059

Total liabilities and shareholders’ equity	$233,660	268,605

Parent Company Condensed Statements of Operations
(In thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues	$542	333	805	616
Expenses	2,632	2,012	4,546	4,035

(Loss) before earnings (loss) from subsidiaries	(2,090)	(1,679)	(3,741)	(3,419)
Equity in (loss) earnings in Woodbridge Holdings, LLC	2,117	193	(8,549)	3,928
Equity in loss in BankAtlantic Bancorp	(19,237)	(11,464)	(27,033)	(24,823)
Equity in earnings (loss) in other subsidiaries	316	8	(157)	(99)

Loss before income taxes	(18,894)	(12,942)	(39,480)	(24,413)
Income taxes	—	—	—	—

Loss from continuing operations	(18,894)	(12,942)	(39,480)	(24,413)
Equity in earnings in subsidiaries’ discontinued operations	2,714	33	2,465	1,101

Net loss	(16,180)	(12,909)	(37,015)	(23,312)
5% Preferred Stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(16,367)	(13,096)	(37,390)	(23,687)

Parent Company Statements of Cash Flow
(In thousands)

	For the Six Months
	Ended June 30,
	2010	2009
Operating Activities:
Net cash used in operating activities	$(4,416)	(3,006)

Investing Activities:
Purchase of securities available for sale	(35,011)	—
Proceeds from sales of securities available for sale	2,499	—
Proceeds from maturities of securities available for sale	11,546	—
Distribution from subsidiaries	45,085	84
Increase in note receivable due from BankAtlantic Bancorp	(7,954)	—
Acquisition of BankAtlantic Bancorp Class A shares	(7,046)	—

Net cash provided by investing activities	9,119	84

Financing Activities:
Proceeds from issuance of Common Stock upon exercise of stock option	2	—
Preferred stock dividends paid	(375)	(375)

Net cash used in financing activities	(373)	(375)

Increase (decrease) in cash and cash equivalents	4,330	(3,297)
Cash at beginning of period	1,308	9,218

Cash at end of period	$5,638	5,921

Supplementary disclosure of non-cash investing and financing activities
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	$1,249	732
BFC’s prorata share of the cumulative effect of accounting changes recognized by Bluegreen	—	486
Net decrease in shareholders’ equity resulting from cumulative effect of change in accounting principle	(1,212)	—
     During the six months ended June 30, 2010, BFC received cash dividends from Woodbridge in the amount of $45 million and no cash dividends from BankAtlantic Bancorp. For the six months ended June 30, 2009, BFC received cash dividends of $84,000 from BankAtlantic Bancorp and no cash dividends from Woodbridge.
     At June 30, 2010 and December 31, 2009, securities available for sale include approximately $22.1 million and $1.1 million, respectively, of readily marketable securities, as well as our investment in Benihana’s Convertible Preferred Stock of $20.2 million and $17.8 million at June 30, 2010 and December 31, 2009, respectively.

24. Litigation
     Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in Note 23 “Litigation” to the Company’s unaudited consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (see also Note 20 in this report for information relating to all of Bluegreen’s material legal proceedings).
Surety Bond Claim (Westchester Fire Insurance Company v. City of Brooksville)
     This litigation arose from a dispute regarding liability under two performance bonds for infrastructure issued in connection with a plat issued by the City of Brooksville for a single family housing project that was not commenced. The project had been abandoned by Levitt and Sons prior to its bankruptcy filing as non-viable as a consequence of the economic downturn and, in connection with the Levitt and Sons bankruptcy, the mortgagee, Key Bank, was permitted by agreement to initiate and conclude a foreclosure leading to the acquisition of the property by Key Bank’s subsidiary. The City of Brooksville contended that, notwithstanding that the development had not proceeded and was not likely to proceed at any known time in the future, it was entitled to recover the face of the amount of the bonds in the approximate amount of $5.4 million. The company filed a suit for declaratory judgment (in the name of its surety, Westchester) against the City of Brooksville contending that the obligation under the bonds had terminated. On August 2, 2010, the United States District Court for the Middle District of Florida granted Westchester’s motion for summary judgment, terminating any obligation under the bonds. It is anticipated that the City will seek rehearing and, if it is denied, will prosecute an appeal of the court’s decision.
     In the ordinary course of business, the Company and its subsidiaries are also parties to proceedings or lawsuits as plaintiff or defendant involving its operations and activities. Although the Company believes it has meritorious defenses in the pending legal actions and that the outcomes of these pending legal matters should not materially impact us, the ultimate outcomes of these matters are uncertain.
25. New Accounting Pronouncements
     Beginning with the period ended March 31, 2010, new accounting guidance was implemented requiring the following additional disclosure regarding fair value measurements: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a presentation of gross activity within the Level 3 roll forward. The guidance also included clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance is applicable to all disclosures about recurring and nonrecurring fair value measurements. The effective date of the guidance was the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The additional disclosures made in accordance with this new guidance did not have a material effect on the Company’s financial statements.
     In July 2010, the FASB issued new disclosure guidance about the “Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new guidance provides enhanced disclosures related to the credit quality of financing receivables which includes the Company’s loans receivable and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the new guidance, additional disclosures required for loans receivable include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The new guidance is effective for periods ending after December 15, 2010, with the exception of the amendments to the roll forward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. The Company is currently assessing the effects of adopting the provisions of this new guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation and its subsidiaries for the three and six months ended June 30, 2010 and 2009. As of June 30, 2010, BFC had total assets of approximately $6.2 billion, liabilities of approximately $5.8 billion and equity of approximately $328.7 million, including noncontrolling interest of approximately $118.2 million.
     BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), a non-controlling interest in Benihana Inc. (“Benihana”), and a controlling interest in Core Communities, LLC (“Core” or “Core Communities”). As a result of our position as the controlling shareholder of BankAtlantic Bancorp, we are a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
     Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, BFC believes that, in the short term, the Company’s and its shareholders’ interests are best served by BFC providing strategic support to its existing investments. In furtherance of this strategy, the Company took several steps in 2009 and 2010, including those described below, which it believes will enhance the Company’s prospects. During the third quarter of 2009, BFC and Woodbridge Holdings Corporation consummated their merger pursuant to which Woodbridge became a wholly-owned subsidiary of BFC. During the fourth quarter of 2009, our ownership interest in Bluegreen increased to 52% as a result of the purchase of an additional 23% interest in Bluegreen. The acquisition of this control position in Bluegreen resulted in a “bargain purchase gain” under generally accepted accounting principles (“GAAP”) of approximately $183.1 million in the fourth quarter of 2009. We have also increased our investment in BankAtlantic Bancorp through our participation in BankAtlantic Bancorp’s rights offerings to its shareholders during the third quarter of 2009 and the second quarter of 2010, which in the aggregate increased our economic interest in BankAtlantic Bancorp to 45% and our voting interest in BankAtlantic Bancorp to 71%. In addition, we have taken actions to restructure Core in recognition of the continued depressed real estate market and Core’s inability to meet its obligations. In the future, we will consider other such opportunities that could alter our ownership in our affiliates or seek to make opportunistic investments outside of our existing portfolio; however, we do not currently have pre-determined parameters as to the industry or structure of any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions that may present themselves, including raising additional debt or equity as well as other alternative sources of new capital.
     During July 2010, Benihana announced its intention to engage in a formal review of strategic alternatives, including a possible sale of the company. BFC is supportive of Benihana in achieving its objectives.
     On June 18, 2010, BankAtlantic Bancorp commenced a rights offering (the “Rights Offering”) to its shareholders of record as of the close of business on June 14, 2010 (the “Record Date”). In the Rights Offering, BankAtlantic Bancorp distributed to each eligible shareholder 0.327 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock owned as of the close of business on the Record Date. Fractional subscription rights were rounded up to the next largest whole number. Each subscription right entitled the holder thereof to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at the purchase price of $1.50 per share. Shareholders who exercised their Basic Subscription Rights in full were also given the opportunity to request to purchase any additional shares of BankAtlantic Bancorp’s Class A Common Stock that remained unsubscribed at the expiration of the Rights Offering at the same $1.50 per share purchase price, subject to certain determinations and allocations. The Rights Offering expired on July 20, 2010.

     During June 2010, BFC exercised its basic subscription rights, in full, amounting to 5,986,865 shares of BankAtlantic Bancorp’s Class A Common Stock, and requested to purchase an additional 4,013,135 shares of BankAtlantic Bancorp’s Class A Common Stock to the extent available. In connection with the exercise of its subscription rights, BFC delivered to BankAtlantic Bancorp $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, BFC was issued 4,697,184 shares of BankAtlantic Bancorp’s Class A Common Stock on June 28, 2010, which represented a portion of its basic subscription rights exercise. The issuance of these shares increased BFC’s ownership interest in BankAtlantic Bancorp from 37% to 43% and BFC’s voting interest in BankAtlantic Bancorp from 66% to 69%. The balance of BFC’s subscription was treated as an advance to BankAtlantic Bancorp, as evidenced by a related $8.0 million promissory note executed by BankAtlantic Bancorp in favor of BFC. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of BankAtlantic Bancorp’s Class A Common Stock issuable to BFC in connection with its exercise of subscription rights in the Rights Offering. The promissory note was eliminated in consolidation as of June 30, 2010. See Note 21 of the “Notes to Unaudited Consolidated Financial Statements” for further information regarding the promissory note. In July 2010, in connection with the completion of the Rights Offering, the promissory note was satisfied in accordance with its terms through the issuance to BFC of the additional 5,302,816 shares of BankAtlantic Bancorp’s Class A Common Stock subscribed for by BFC in the Rights Offering, which increased BFC’s ownership interest in BankAtlantic Bancorp to 45% and BFC’s voting interest in BankAtlantic Bancorp to 71%.
     As previously disclosed, on September 21, 2009, we consummated our merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC, our wholly-owned subsidiary which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by each company’s shareholders at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock (other than those held by Dissenting Holders) automatically converted into the right to receive 3.47 shares of our Class A Common Stock. Shares otherwise issuable to us attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by us were canceled in connection with the merger. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded.
     On November 16, 2009, approximately 7.4 million shares of common stock of Bluegreen were purchased for an aggregate purchase price of approximately $23 million. We previously owned approximately 9.5 million shares of Bluegreen’s common stock and, as a result, our ownership interest in Bluegreen increased from 29% of Bluegreen’s outstanding common stock to approximately 52%. Accordingly, we now have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results since the November 16, 2009 acquisition date are consolidated in our financial statements. Prior to November 16, 2009, our approximate 29% equity investment in Bluegreen was accounted for using the equity method.
     GAAP requires that BFC consolidate the financial results of the entities in which it has a controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen, Woodbridge and Core, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities, which may be limited or restricted. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At June 30, 2010, BFC owned an approximately 43% ownership interest and an approximately 69% voting interest in BankAtlantic Bancorp, and approximately 52% of Bluegreen’s common stock.
     On February 20, 2009, the Bankruptcy Court presiding over the Chapter 11 cases entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. Pursuant to the settlement agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the settlement agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was reduced to $29.7 million. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.1 million representing the portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service (“IRS”) guidance that will likely be required to be paid to the Debtors Estate pursuant to the Settlement Agreement. As of June 30, 2010, we had accrued a liability of approximately $11.8 million which represents a portion of tax refunds to be shared with the Debtors Estate pursuant to the settlement agreement.

     In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Additionally, the results of operations for the Projects were reclassified to income from discontinued operations in the Consolidated Statements of Operations. On June 10, 2010, Core sold the Projects to Inland Real Estate Acquisition, Inc. (“Inland”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.
     On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance associated with the consolidation of variable interest entities (“VIEs”) and the accounting guidance for transfers of financial assets. The adoption of these standards resulted in Bluegreen consolidating seven of its special purpose finance entities and BankAtlantic Bancorp consolidating its joint venture that conducts a factoring business. For further information, see Note 2 of the “Notes to Unaudited Consolidated Financial Statements”.
     As a result of the Woodbridge merger on September 21, 2009 and the Bluegreen share acquisition on November 16, 2009, the Company reorganized its reportable segments to better align its segments with the current operations of its businesses. The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services. The Company currently reports the results of operations of its business activities through six reportable segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, and the two reportable segments through which Financial Services activities are conducted, BankAtlantic and BankAtlantic Bancorp Parent Company. As a result of this reorganization, our BFC Activities segment now includes activities formerly reported in the Woodbridge Other Operations segment, and our Real Estate Operations segment is comprised of what was previously identified as the Land Division. Bluegreen’s results of operations since November 16, 2009 are reported through the Bluegreen Resorts and Bluegreen Communities segments. Prior to November 16, 2009, when we owned approximately 9.5 million shares of Bluegreen’s common stock, representing approximately 29% of such stock, the investment in Bluegreen was accounted for using the equity method of accounting, and our interest in Bluegreen’s earnings and losses was included in our BFC Activities segment. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and are reported in two segments: BankAtlantic and BankAtlantic Bancorp Parent Company.
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

     Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC, including its wholly-owned Woodbridge Holdings, LLC subsidiary, include, but are not limited to:
•	risks associated with the Company’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits and may negatively impact our cash flow;

•	BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and BFC’s public company investments may be diluted if BankAtlantic Bancorp, Bluegreen or Benihana issue additional shares of its stock;

•	the risk that creditors of the Company’s subsidiaries or other third parties may seek to recover distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries from their respective parent companies, including BFC;

•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the impact of the current economic downturn on the price and liquidity of BFC’s common stock and on BFC’s ability to obtain additional capital, including that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	the performance of entities in which the Company has made investments may not be profitable or their results as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations, and currently BankAtlantic Bancorp is prohibited from paying dividends and may not pay dividends in the future, whether as a result of such restriction continuing in the future or otherwise, and Bluegreen has historically not paid dividends on its common stock, and even if paid, BFC has historically experienced and may continue to experience negative cash flow;

•	the uncertainty regarding the amount of cash that will be required to be paid to Woodbridge shareholders who exercised appraisal rights in connection with Woodbridge’s merger with BFC;

•	the risks related to the indebtedness of Woodbridge and its subsidiaries, including the risks relating to the indebtedness currently in default and the risk that negotiations relating to the resolution of the indebtedness and the release from the obligations under any or all of the debt may not be successful;

•	the risks relating to Core’s liquidity, cash position and ability to continue operations, including the risk that Core could be obligated to make additional payments under its outstanding development bonds, or incur additional impairment charges and losses beyond those already incurred;

•	the risk that Core’s restructuring activities could result in the lenders choosing to foreclose on any property which serves as collateral for defaulted loans or take other remedial actions available to them, and Core could incur additional impairment charges and losses beyond those already incurred;

•	risks associated with the securities we hold directly or indirectly, including the risk that we may record further impairment charges with respect to such securities in the event trading prices decline in the future;

•	risks associated with the accounting for the Bluegreen share acquisition, including the estimates and analyses used to determine the final evaluation of the inventory of Bluegreen as of the acquisition date and the effect, if any, on the amount of the $183.1 million bargain purchase gain recorded at December 31, 2009;

•	the preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and our financial condition and operating results may be materially impacted in the future if our estimates, judgments or assumptions prove to be incorrect;

•	risks relating to our investment in Benihana, including the risk that Benihana may not be successful in its efforts to explore strategic alternatives, including the sale of Benihana, and the risk that any such strategic alternative, if consummated, may not have a favorable impact on our investment in Benihana or otherwise on our financial condition, cash position and operating results;

•	the risk that the amount of any tax refund that we may receive in the future may be less than expected or received later than expected;

•	the risks related to litigation and other legal proceedings against BFC and its subsidiaries, including the costs and expenses of such proceedings, as well as the risk associated with a finding of liability or damages; and

•	the Company’s success at managing the risks involved in the foregoing.
     With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on its business generally, BankAtlantic’s regulatory capital ratios, the ability of its borrowers to service their obligations and its customers to maintain account balances and the value of collateral securing its loans;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic Bancorp loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic Bancorp’s trade area and where collateral is located;

•	the quality of BankAtlantic Bancorp’s real estate based loans including its residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans; and Residential loans and Consumer loans; and conditions specifically in those market sectors;

•	the quality of BankAtlantic Bancorp’s Commercial business loans and conditions specifically in that market sector;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic Bancorp allowance for loan losses especially if the economy and real estate markets in Florida do not improve;

•	the impact of additional regulation and litigation regarding overdraft fees;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances;

•	BankAtlantic’s initiatives or strategies not resulting in the growth of core deposits or profitability;

•	BankAtlantic Bancorp may not be able to sell its Tampa operations on acceptable terms or at all;

•	BankAtlantic Bancorp expense reduction initiatives may not be successful and additional cost savings may not be achieved;

•	BankAtlantic Bancorp may seek to raise additional capital and such capital may be highly dilutive to BankAtlantic Bancorp’s shareholders or may not be available;

•	the impact of periodic valuation testing of goodwill, deferred tax assets and other assets;

•	past performance, actual or estimated new account openings and balance growth may not be indicative of future results; and

•	BankAtlantic Bancorp success at managing the risks involved in the foregoing.
     With respect to Bluegreen Corporation, the risks and uncertainties include, but are not limited to:
•	the state of the economy, generally, interest rates and the availability of financing affect Bluegreen’s ability to market vacation ownership interests (“VOIs”) and residential homesites;

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

•	Bluegreen’s business plan historically has depended on its ability to sell or borrow against its notes receivable to support its liquidity and profitability;

•	while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that its business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen’s results of operations and financial condition could be adversely impacted if its estimates concerning its notes receivable are incorrect, and its new credit underwriting standards may not have the anticipated favorable impact on performance;

•	Bluegreen’s future success depends on its ability to market its products successfully and efficiently;

•	Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of real estate sales;

•	Bluegreen’s adoption on January 1, 2010, of the accounting guidance requiring the consolidation of its special purpose finance entities had a material adverse impact on its net worth, leverage, and book value per share, and could have an adverse impact on its profits in the future;

•	Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based service activities may not be profitable, which may have an adverse impact on its results of operations and financial condition;

•	claims for development-related defects could adversely affect Bluegreen’s financial condition and operating results;

•	the resale market for VOIs could adversely affect Bluegreen’s business;

•	Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of its subsidiaries may have a material and adverse impact on its financial condition;

•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s business;

•	the ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital;

•	in the near term, Bluegreen has significant debt maturing and advance periods expiring on its receivable-backed credit facilities, which could adversely impact its liquidity position, and, it may not be successful in refinancing or renewing the debt on favorable terms, if at all;

•	Bluegreen’s financial statements are prepared based on certain estimates, including those related to future cash flows which in turn are based upon expectations of its performance given current and projected forecasts of the economy and real estate markets in general. Bluegreen’s results and financial condition may be materially and adversely impacted if the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if its performance does not otherwise meet its expectations; and

•	the loss of the services of Bluegreen’s key management and personnel could adversely affect its business.
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

New Accounting Pronouncements
     See Note 25 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.
Summary of Consolidated Results of Operations
     The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) from operations:
Real Estate and Other	$5,341	(1,309)	(9,389)	12,873
Financial Services	(51,250)	(38,356)	(71,771)	(84,967)

Loss from continuing operations	(45,909)	(39,665)	(81,160)	(72,094)
Income from discontinued operations	2,714	139	2,465	3,536

Net loss	(43,195)	(39,526)	(78,695)	(68,558)
Less: Net loss attributable to noncontrolling interests	(27,015)	(26,617)	(41,680)	(45,246)

Net loss attributable to BFC	(16,180)	(12,909)	(37,015)	(23,312)
5% Preferred stock dividends	(187)	(187)	(375)	(375)

Net loss allocable to common stock	$(16,367)	(13,096)	(37,390)	(23,687)

     Consolidated net loss for the three and six months ended June 30, 2010 was $16.2 million and $37.0 million compared with a net loss of $12.9 million and $23.3 million, respectively, for the same periods in 2009. The results from discontinued operations relate to Ryan Beck and Core Communities commercial leasing projects, as discussed further in Note 5 of the “Notes to Unaudited Consolidated Financial Statements”.
     The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Preferred Stock.
     The results of our business segments and other information on each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company.
Consolidated Financial Condition
     Total assets at June 30, 2010 and December 31, 2009 were $6.2 billion and $6.0 billion, respectively. On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs. As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment, and BankAtlantic Bancorp consolidated its joint venture that conducts a factoring business. Accordingly, Bluegreen’s consolidated special purpose finance entities and BankAtlantic Bancorp’s consolidated factoring joint venture are now consolidated in BFC’s financial statements. The consolidation of Bluegreen’s special purpose finance entities resulted in a one-time non-cash after-tax reduction to retained earnings of $2.1 million. No charges were recorded in connection with consolidation of BankAtlantic Bancorp’s factoring joint venture. The adoption of this change in accounting principle also resulted in the following impacts to the Company’s Consolidated Statement of Financial Condition at January 1, 2010: (1) assets increased by $414.1 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of Bluegreen’s retained interests; (2) liabilities increased by $416.2 million, primarily representing the consolidation of non-recourse debt obligations associated with third parties, partially offset by the elimination of certain deferred tax liabilities; and (3) total equity decreased by approximately $2.0 million, including a decrease of approximately $811,000 to noncontrolling interests (see Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for further information). Other than such increases and decreases, the changes in components of total assets from December 31, 2009 to June 30, 2010 were primarily comprised of:
•	an increase in cash and cash equivalents primarily reflecting a $191.2 million increase in BankAtlantic Bancorp’s cash balances at the Federal Reserve Bank associated with daily cash management activities. For the six months ended June 30, 2010, cash provided by operations was approximately $176.3 million, cash provided by investing activities was approximately $298.7 million and cash used in financing activities was approximately $290.6 million;

•	an increase in BankAtlantic Bancorp’s interest-bearing deposits at other financial institutions associated with the investment of excess cash as yields on certificates of deposit at federally insured financial institutions were higher than alternative short term investment yields;

•	a decrease in securities available for sale reflecting BankAtlantic Bancorp’s sale of $43.8 million of mortgage-backed securities, as well as repayments partially offset by a $50 million purchase of federal agency debt securities;

•	an increase in derivatives associated with a foreign currency derivative position executed during the second quarter of 2010 as an economic hedge of foreign currency used in BankAtlantic’s ATM cruise ship operations;

•	a decrease in current income tax receivables primarily resulting from the receipt of income tax refunds associated with recent tax law changes which extended the net operating loss carry-back period from two years to up to five years;

•	an increase in BankAtlantic Bancorp’s tax certificate balances primarily relating to the purchase of $93.1 million of tax certificates during the second quarter of 2010;

•	a decrease in BankAtlantic Bancorp’s loan receivable balances associated with $80.6 million of charge-offs, $19.3 million of loans transferred to REO, $45.8 million from the sale of loans and repayments of loans in the normal course of business combined with a significant decline in loan originations and purchases;

•	a decrease in accrued interest receivable primarily resulting from tax certificate activities and lower loan balances at BankAtlantic Bancorp;

•	a decrease in real estate inventory primarily resulting from the sale of a BankAtlantic Bancorp property;

•	an increase in BankAtlantic Bancorp’s real estate owned and other repossessed assets associated with residential and commercial loan foreclosures; and

•	a decrease in assets held for sale resulting from the sale of Core’s Projects in June 2010. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.
     The Company’s total liabilities at June 30, 2010 were $5.8 billion compared to $5.6 billion at December 31, 2009. Other than increases due to the change in accounting principle at January 1, 2010, the primary changes in components of total liabilities from December 31, 2009 to June 30, 2010 were summarized below:
•	a decrease in BankAtlantic’s interest bearing deposit account balances associated with a $210.6 million decline in certificate of deposit balances partially offset by higher interest-bearing checking and savings account balances;

•	an increase in BankAtlantic’s non-interest-bearing deposit balances primarily due to increased customer balances in checking accounts;

•	lower FHLB advances at BankAtlantic due to repayments using proceeds from the sales of securities and loan repayments and increases in deposit account balances;

•	an increase in BankAtlantic Bancorp’s junior subordinated debentures due to interest deferrals;

•	an increase in other liabilities associated with $30.0 million of securities purchased pending settlement at BankAtlantic Bancorp; and

•	a decrease in liabilities related to assets held for sale resulting from the sale of Core’s Projects in June 2010. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.

BFC Activities
BFC Activities
     “BFC Activities” consists primarily of (i) BFC operations, (ii) our investment in Benihana and (iii) Woodbridge other operations.
     BFC operations primarily consist of our corporate overhead and general and administrative expenses, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with shared service operations in the areas of human resources, risk management, investor relations, executive office administration and other services that BFC provides to BankAtlantic Bancorp and Bluegreen. BFC operations also include investments made by BFC/CCC, Inc. Woodbridge other operations consists of the operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant franchisor operating within the quick service and organic food industries, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). Prior to November 16, 2009, when we acquired additional shares of Bluegreen’s common stock giving us a controlling interest in Bluegreen, Woodbridge other operations included an equity investment in Bluegreen.
     The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

	For the Three Months		Change	For the Six Months		Change
	Ended June 30,		2010 vs.	Ended June 30,		2010 vs.
	2010	2009	2009	2010	2009	2009
Revenues
Other revenues	$482	202	280	869	501	368

	482	202	280	869	501	368

Cost and Expenses
Cost of sales of real estate	—	17	(17)	—	17	(17)
Interest expense, net	1,643	1,883	(240)	3,481	2,772	709
Selling, general and administrative expenses	7,141	7,550	(409)	13,628	14,543	(915)

	8,784	9,450	(666)	17,109	17,332	(223)

(Loss) gain on settlement of investment in Woodbridge’s subsidiary	(1,135)	—	(1,135)	(1,135)	26,985	(28,120)
Equity in earnings (loss) from unconsolidated affiliates	4	10,697	(10,693)	(27)	16,962	(16,989)
Impairment of unconsolidated affiliates	—	—	—	—	(20,401)	20,401
Impairment of investments	—	—	—	—	(2,396)	2,396
Other income	1,772	1,434	338	3,166	2,879	287

(Loss) income from continuing operations before income taxes	(7,661)	2,883	(10,544)	(14,236)	7,198	(21,434)
Less: Benefit for income taxes	(5,449)	—	(5,449)	(5,647)	—	(5,647)

Net (loss) income	$(2,212)	2,883	(5,095)	(8,589)	7,198	(15,787)

     Other revenues for the three and six months ended June 30, 2010 relate to franchise revenues generated by Pizza Fusion totaling $482,000 and $869,000 compared to $202,000 and $501,000, respectively, for the same periods in 2009.
     Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $1.6 million and $3.5 million for the three and six months ended June 30, 2010 compared with $1.9 million and $3.7 million for the same periods in 2009. No interest was capitalized during the three or six months ended June 30, 2010 or the three months ended June 30, 2009, while interest capitalized during the six months ended June 30, 2009 totaled $931,000. This resulted in net interest expense of $1.6 million and $3.5 million during the three and six months ended June 30, 2010, respectively, compared to $1.9 million and $2.8 million, respectively, of net interest expense in the same 2009 periods.
     General and administrative expenses decreased $409,000 to $7.1 million for the three months ended June 30, 2010 from $7.6 million for the same period in 2009. For the six months ended June 30, 2010, general and administrative expenses decreased $915,000 to $13.6 million from $14.5 million for the same period in 2009. The decrease in general and administrative expenses during the six months ended June 30, 2010, was primarily attributable to lower severance charges and lower bonuses offset in part by higher accrued audit fees incurred during 2010 relating to the 2009 year-end audit, increased professional services and a write-off of intangible assets related to Pizza Fusion. Included in the general and administrative expenses for the six months ended June 30, 2010 is management advisory service fees earned in connection with an agreement with Bluegreen (See Note 21 of the “Notes to Unaudited Consolidated Financial Statements” for further information).

BFC Activities
     Prior to the consolidation of Bluegreen into our consolidated financial statements on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting. Our interest in Bluegreen’s earnings during the three and six months ended June 30, 2009 was $10.7 million and $17.1 million, respectively (after the amortization of approximately $8.6 million and $13.9 million for the three and six months ended June 30, 2009, respectively, related to the change in the basis as a result of impairment charges on this investment). During the six months ended June 30, 2009, we recorded $20.4 million of impairment charges relating to our equity method investment in Bluegreen.
     During the six months ended June 30, 2009, we recorded impairment charges of $2.4 million on our investment in Office Depot’s common stock. The Company sold its remaining shares of Office Depot’s common stock during the fourth quarter of 2009.
     During the second quarter of 2010, we recognized a tax benefit of approximately $5.4 million resulting from an expected additional tax refund due to a recent change in IRS guidance, of which approximately $1.1 million may be payable to the Levitt and Sons’ estate. The $1.1 million was recorded in the (loss) gain on settlement of investment in Woodbridge’s subsidiary and is subject to change pending a final review of the $5.4 million expected tax refund by the IRS. The gain on settlement of investment in Woodbridge’s subsidiary during the six months ended June 30, 2009 reflected the reversal into income of the loss in excess of investment in Levitt and Sons after Levitt and Sons’ bankruptcy was finalized. The reversal resulted in a $40.4 million gain on a consolidated basis in the first quarter of 2009, of which $27 million was recorded in the BFC Activities segment.
2008 and 2007 Step acquisitions — Purchase Accounting
     BFC’s acquisitions in 2008 and 2007 of additional shares of BankAtlantic Bancorp’s and Woodbridge’s Class A Common Stock, respectively, were accounted for as step acquisitions under the purchase method of accounting then in effect. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the respective dates of acquisition. The discounts and premiums arising as a result of such revaluations are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting decreased our consolidated net loss for the three months ended June 30, 2010 by approximately $23,000 and increased our consolidated net loss for the six months ended June 30, 2010 by approximately $62,000. The net impact also decreased our consolidated net loss for the three and six months ended June 30, 2009 by approximately $91,000 and $760,000, respectively.
BFC Activities- Liquidity and Capital Resources
     As of June 30, 2010 and December 31, 2009, we had cash, cash equivalents and short-term investments totaling approximately $46 million and $45 million, respectively. The increase in cash, cash equivalents and short term investments at June 30, 2010 compared to December 31, 2009 primarily resulted from the receipt of an income tax refund of approximately $29.2 million. This increase was offset by cash used to fund BFC’s operating and general and administrative expenses and to purchase shares of BankAtlantic Bancorp’s Class A Common Stock in BankAtlantic Bancorp’s Rights Offering as described below.
     On June 18, 2010, BankAtlantic Bancorp commenced a rights offering (the “Rights Offering”) to its shareholders of record as of the close of business on June 14, 2010 (the “Record Date”). In the Rights Offering, BankAtlantic Bancorp distributed to each eligible shareholder 0.327 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock owned as of the close of business on the Record Date. Fractional subscription rights were rounded up to the next largest whole number. Each subscription right entitled the holder thereof to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at the purchase price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase any additional shares of BankAtlantic Bancorp’s Class A Common Stock that remained unsubscribed for at the expiration of the Rights Offering at the same $1.50 per share purchase price, subject to certain determinations and allocations. The Rights Offering expired on July 20, 2010.
     During June 2010, BFC exercised its basic subscription rights, in full, amounting to 5,986,865 shares of BankAtlantic Bancorp’s Class A Common Stock, and requested to purchase an additional 4,013,135 shares of BankAtlantic Bancorp’s Class A Common Stock to the extent available. In connection with the exercise of its subscription rights, BFC delivered to BankAtlantic Bancorp $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, BFC was issued 4,697,184 shares of BankAtlantic Bancorp’s Class A Common Stock on June 28, 2010, which represented a portion of its basic subscription rights exercise. The issuance of these shares increased BFC’s ownership interest in BankAtlantic Bancorp from 37% to 43% and BFC’s voting interest in BankAtlantic Bancorp from 66% to 69%. The balance of BFC’s subscription was treated as an advance to BankAtlantic Bancorp, as evidenced by a related $8.0 million promissory note executed by BankAtlantic Bancorp in favor of BFC. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of BankAtlantic Bancorp’s Class A Common Stock issuable to BFC in connection with its exercise of subscription rights in the Rights Offering. The promissory note was eliminated in consolidation as of June 30, 2010. See Note 21 of the “Notes to Unaudited Consolidated Financial Statements”, Certain Relationships and Related Party Transactions, for further information regarding the promissory note. In July 2010, in connection with the completion of the Rights Offering, the promissory note was satisfied in accordance with its terms through the issuance to BFC of the additional 5,302,816 shares of BankAtlantic Bancorp’s Class A Common Stock subscribed for by BFC in the Rights Offering, which increased BFC’s ownership interest in BankAtlantic Bancorp to 45% and BFC’s voting interest in BankAtlantic Bancorp to 71%.

BFC Activities
     Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen, Woodbridge and Core are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, short-term investments, dividends or distributions from our subsidiaries and dividends from Benihana. In connection with recent tax law changes, we received approximately $29.2 million of tax refunds and expect to receive an additional approximately $10.8 million when the final review is completed by the Internal Revenue Service. Pursuant to the Levitt and Sons’ bankruptcy settlement agreement, we agreed that a portion of the tax refund attributable to the Debtors Estate for periods prior to the bankruptcy would be paid to the estate, and it is estimated that approximately $11.8 million will be paid to the estate pursuant to this agreement.
     We will use our available funds to fund operations and meet our obligations, we may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program.
     Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp and does not expect to receive cash dividends from BankAtlantic Bancorp for the foreseeable future because BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock. Furthermore, certain of Bluegreen’s credit facilities contain terms which might limit the payment of cash dividends.
     We believe that our current financial condition and credit relationships, together with anticipated cash flows from operating activities and other sources of funds, including tax refunds and proceeds from the disposition of certain properties or investments, will provide for anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, BFC may also seek to raise funds through the issuance of long-term secured or unsecured indebtedness, equity and/or debt securities or through the sale of assets; however, there is no assurance that any of these alternatives will be available to BFC on attractive terms, or at all.
     On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the six months ended June 30, 2010 or the year ended December 31, 2009.
     The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure, and while there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge continues to seek satisfactory conclusion with regard to the debt; however, the outcome of these efforts and the litigation is uncertain.

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
     In November 2009, the Workers, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted and extended the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 or the 2009 tax years and as a result, the Act allows us to increase our NOL carryback period to as much as five years for NOLs generated in 2008 or 2009 and obtain refunds of taxes paid in the newly included carryback years. The amount of the expected refund to the Company has been determined to be approximately $40.0 million, of which approximately $29.2 million has been received. The balance of the tax refund claim of approximately $10.8 million will most likely be paid when the Internal Revenue Service completes its review. As described above, under the terms of the Settlement Agreement, a portion of the refund, upon receipt, will be payable to the Levitt and Sons estate. Accordingly, in the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the Settlement Agreement. The gain on settlement of investment in subsidiary of $40.4 million recorded in the first quarter of 2009 was reduced by the $10.7 million accrual recorded in the fourth quarter of 2009 resulting in a $29.7 million gain on settlement of investment in subsidiary for the year ended December 31, 2009. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.1 million, representing the portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service guidance that will likely be required to be paid to the Debtors Estate pursuant to the Settlement Agreement. As of June 30, 2010, we had accrued a liability of approximately $11.8 million which represents a portion of tax refunds to be shared with the Debtors Estate pursuant to the settlement agreement.
     As discussed above, on September 21, 2009, BFC and Woodbridge consummated their previously announced merger pursuant to which Woodbridge merged with BFC. In connection with the merger, Dissenting Holders who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock exercised their appraisal rights and are entitled to receive an amount equal to the fair value of their shares calculated in accordance with Florida law. The Dissenting Holders have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain, and there is no assurance as to the amount of cash that we will be required to pay to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
     The Company owns 800,000 shares of Benihana’s Convertible Preferred Stock, which it purchased for $25.00 per share. The Convertible Preferred Stock is convertible into Benihana’s common stock. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximate 19% voting interest and an approximate 9% economic interest in Benihana’s capital stock. The Company has the right to receive cumulative quarterly dividends on its shares of Benihana’s Convertible Preferred Stock at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. It is anticipated that the Company will continue to receive approximately $250,000 per quarter in dividends on Benihana’s Convertible Preferred Stock. The Convertible Preferred Stock is subject to mandatory redemption of $20 million plus accumulated dividends on July 2, 2014 unless we elect to extend the mandatory redemption date to a date not later than July 2, 2024.

BFC Activities
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
     A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. At June 30, 2010 and December 31, 2009, the carrying amount of this investment was approximately $673,000 and $690,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
     A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At June 30, 2010 and December 31, 2009, the carrying amount of this investment was approximately $310,000 and $319,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
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
     Woodbridge’s operations historically were concentrated in the real estate industry which is cyclical in nature. During 2009 and the six months ended June 30, 2010, the real estate markets continued to experience a significant downturn. Demand for residential and commercial inventory in Florida and South Carolina remained weak and land sales continued to decline. The decrease in land sales and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core severely limited its development expenditures in Tradition, Florida and completely discontinued development activity in Tradition Hilton Head. The value of Core’s assets were significantly impaired, resulting in impairment charges relating to those assets of $78.0 million during 2009, which included $13.6 million of impairment charges related to assets held for sale. Core is currently in default under the terms of all of its indebtedness having an aggregate outstanding principal amount of $139.2 million. See “Core’s Liquidity and Capital Resources” below for more information regarding the status of Core’s outstanding indebtedness.
     As a consequence of the reduced activity at Core and in light of current market conditions, management made the decision to further reduce Core’s headcount by 41 employees in 2009 and recorded severance charges of approximately $1.3 million in the fourth quarter of 2009.
Real Estate Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In thousands)	2010	2009	Change	2010	12009	Change

Revenues:
Sales of real estate	$2,455	1,728	727	2,455	3,155	(700)
Other revenues	297	675	(378)	934	1,277	(343)

Total revenues	2,752	2,403	349	3,389	4,432	(1,043)

Costs and expenses:
Cost of sales of real estate	2,175	1,269	906	2,175	1,962	213
Selling, general and administrative expenses	1,802	4,211	(2,409)	4,461	8,649	(4,188)
Interest expense	1,867	1,347	520	3,850	2,706	1,144

Total costs and expenses	5,844	6,827	(983)	10,486	13,317	(2,831)

Gain on sale of real estate assets	275	—	275	275	—	275
Interest and other income	433	126	307	486	410	76

Loss from continuing operations before income taxes	(2,384)	(4,298)	1,914	(6,336)	(8,475)	2,139
Benefit for income taxes	—	—	—	—	—	—

Loss from continuing operations	(2,384)	(4,298)	1,914	(6,336)	(8,475)	2,139

Discontinued operations:
Income (loss) from discontinued operations, net of tax	2,714	139	2,575	2,465	(665)	3,130

Net income (loss)	$330	(4,159)	4,489	(3,871)	(9,140)	5,269

Real Estate
For the Three Months Ended June 30, 2010 Compared to the Same 2009 Period
     Revenues from sales of real estate for the three months ended June 30, 2010 and 2009 were primarily comprised of land and home sales, and recognition of deferred revenue. During the three months ended June 30, 2010, we sold approximately 8 acres, which generated revenues of approximately $2.5 million, compared to the sale of approximately 3 acres, which generated revenues of approximately $424,000 in the same 2009 period. We did not recognize deferred revenue on previously sold land in the three months ended June 30, 2010, compared to approximately $1.1 million recognized in the three months ended June 30, 2009. Additionally, we earned $320,000 in revenues from sales of real estate as a result of one home sold in the three months ended June 30, 2009, compared to no home sales in the same 2010 period.
     Other revenues decreased to $297,000 for the three months ended June 30, 2010 from $675,000 for the same period in 2009. The decrease was due to lower rental income as a tenant did not renew its lease agreement which expired in March 2010.
     Cost of sales of real estate increased to $2.2 million for the three months ended June 30, 2010 from $1.3 million for the same 2009 period. The increase in cost of sales of real estate was mainly due to an increase in sales of real estate at Core in the three months ended June 30, 2010 compared to the same 2009 period. The increase was partially offset by a decrease in the recognition of deferred revenue in the second quarter of 2010 compared to the same 2009 period as no deferred revenue was recognized in 2010.
     Selling, general and administrative expenses decreased to $1.8 million for the three months ended June 30, 2010 from $4.2 million for the same 2009 period. The decrease reflects the overall slowdown of activities at Core, including specifically lower compensation and benefits expense and lower office related expenses reflecting a lower headcount as a result of reductions in force at Core in 2009, lower sales and marketing expenses as neither Core nor Carolina Oak engaged in advertising activities in the quarter ended June 30, 2010, and lower developer expenses related to property owner associations in Tradition, Florida.
     Interest incurred totaled $1.9 million for the three months ended June 30 2010 and $2.0 million for the same 2009 period. No interest was capitalized in the three months ended June 30, 2010 while interest capitalized totaled $673,000 for the three months ended June 30, 2009. Net interest expense increased in the three months ended June 30, 2010 compared to the same period in 2009 primarily as a result of the Company’s decision to cease capitalizing interest in light of the significantly reduced development activities in Florida and the suspension of development activities in South Carolina. The increase was partially offset by lower interest rates for the three months ended June 30, 2010 compared to the same period in 2009. Historically, the capitalized interest allocated to inventory is charged to cost of sales as land and homes are sold. Cost of sales of real estate for the three months ended June 30, 2010 and 2009 did not include any significant amounts of previously capitalized interest.
     Interest and other income increased to $433,000 during three months ended June 30, 2010 from $126,000 during the same period in 2009. This increase was mainly due to fees reimbursed to us during the three months ended June 30, 2010 associated with a land sale in Tradition, Florida, as well as fees received in connection with sales made in prior periods.
     Income from discontinued operations, all of which related to Core’s Projects, increased to $2.7 million in the three months ended June 30, 2010 from $139,000 in the same period in 2009. The increase was due to a gain of approximately $2.6 million recorded in connection with the sale of the Projects in June 2010. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.
For the Six Months Ended June 30, 2010 Compared to the Same 2009 Period
     During the six months ended June 30, 2010, we sold approximately 8 acres, which generated revenues of approximately $2.5 million, compared to the sale of approximately 13 acres, which generated revenues of approximately $1.1 million in the same 2009 period. We did not recognize deferred revenue on previously sold land in the six months ended June 30, 2010, compared to approximately $1.9 million in the six months ended June 30, 2009. Additionally, we earned $320,000 in revenues from sales of real estate as a result of 1 home sold in the six months ended June 30, 2009, compared to no home sales in the same 2010 period.

Real Estate
     Other revenues decreased to $934,000 for the six months ended June 30, 2010 from $1.3 million for the same period in 2009. The decrease was due to lower rental income as a tenant did not renew its lease agreement which expired in March 2010.
     Cost of sales of real estate remained relatively unchanged totaling $2.2 million for the six months ended June 30, 2010 and $2.0 million for the same 2009 period. Costs of sales related to land sales were higher in the six months ended June 30, 2010 compared to the same 2009 period, offset by a decrease in the recognition of deferred revenue in the six months ended June 30, 2010 compared to the same 2009 period as no deferred revenue was recognized in 2010.
     Selling, general and administrative expenses decreased to $4.5 million for the six months ended June 30, 2010 from $8.6 million for the same 2009 period. The decrease reflects the overall slowdown of activities at Core , including specifically lower compensation and benefits expense and lower office related expenses reflecting a lower headcount as a result of reductions in force at Core in 2009, lower sales and marketing expenses as neither Core nor Carolina Oak engaged in advertising activities in the six months ended June 30, 2010, and lower developer expenses related to property owner associations in Tradition, Florida. In addition, there was lower severance expense at Core in the six months ended June 30, 2010 compared to the same 2009 period. These decreases were slightly offset by an increase in professional services and property tax expenses in the six months ended June 30, 2010 compared to the same 2009 period
     Interest incurred totaled $3.8 million for the six months ended June 30 2010 and $4.1 million for the same 2009 period. No interest was capitalized in the six months ended June 30, 2010 while interest capitalized totaled $1.4 million for the six months ended June 30, 2009. Net interest expense increased in the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of the Company’s decision to cease capitalizing interest in light of the significantly reduced development activities in Florida and the suspension of development activities in South Carolina. The increase was partially offset by lower interest rates for the six months ended June 30, 2010 compared to the same period in 2009. Historically, the capitalized interest allocated to inventory is charged to cost of sales as land and homes are sold. Cost of sales of real estate for the six months ended June 30, 2010 and 2009 did not include any significant amounts of previously capitalized interest.
     Interest and other income increased to $486,000 during the six months ended June 30, 2010 from $410,000 during the same period in 2009. This increase was mainly due to consulting fees reimbursed to us during the six months ended June 30, 2010 associated with a land sale in Tradition, Florida as well as fees received in connection with sales made in prior periods. The increase was partially offset by lower forfeited deposits as no deposits were forfeited in the six months ended June 30, 2010.
     Income from discontinued operations, all of which related to Core’s Projects, increased to $2.5 million in the six months ended June 30, 2010 from a loss of $665,000 in the same period in 2009. The increase was due to a gain of approximately $2.6 million recorded in connection with the sale of the Projects in June 2010. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.
Core’s Liquidity and Capital Resources
     At June 30, 2010 and December 31, 2009, Core had cash and cash equivalents of $5.1 million and $2.9 million, respectively. Cash increased by $2.2 million during the six months ended June 30, 2010 mainly due to the receipt of cash proceeds from a land sale comprising approximately 8 acres in Tradition, Florida and net cash proceeds from the sale of the commercial leasing projects, partially offset by cash used to fund Core’s general and administrative expenses and severance payments related to its recent reduction in work force. At June 30, 2010, Core had no immediate availability under its various lines of credit.
     During 2009, the recession continued and the demand for residential and commercial inventory showed no significant signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core severely limited its development expenditures in Tradition, Florida and has completely discontinued development activity in Tradition Hilton Head. Its assets have been impaired significantly and in an effort to bring about an orderly liquidation without a bankruptcy filing, Core commenced negotiations with all of its lenders and is seeking to liquidate its assets in an orderly way. Core is currently in default under the terms of all of its outstanding debt totaling approximately $139.2 million. Core continues to pursue all options with its lenders, including offering deeds in lieu and other similar transactions wherein Core would relinquish title to

Real Estate
substantially all of its assets. During February, 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head had been placed under the control of a court appointed receiver. In connection with the receivership, Core entered into a separate agreement with the lender that, among other things, grants Core a right of first refusal to purchase the $25.3 million loan in the event that the lender decides to sell the loan to a third party. This loan is collateralized by inventory that had a net carrying value of $33 million, net of impairment charges during 2009 of approximately $29.6 million. Separately, on April 7, 2010 and April 8, 2010, another of Core’s lenders filed a foreclosure action in South Carolina and Florida, respectively, seeking foreclosure of mortgage loans totaling approximately $113.8 million, plus additional interest, costs and expenses, including attorney’s fees. Core is currently in negotiations with the lender, regarding, among other things, accelerating the foreclosure actions, granting the lender a perfected first lien and security interest in certain additional Core subsidiaries, and releasing and indemnifying Core from any future obligations. As of June 30, 2010, the net carrying value of Core’s inventory collateralizing the defaulted loans that are the subject of these foreclosure proceedings was $82 million, net of impairment charges during 2009 of approximately $33.7 million. There was no impairment charge in the six months ended June 30, 2010. While negotiations with its lenders continue, there is no assurance that Core will be successful in reaching any agreement with its lenders with respect to resolution of its obligations.
     In December 2009, Core reinitiated efforts to sell the Projects and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets. On June 10, 2010, Core completed the sale of the Projects to Inland with a sales price of approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.
     Core is also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core is obligated to fund $1 million towards the building of a fire station. Funding was scheduled in three installments: the first installment of $100,000 was due on October 21, 2009; the second installment of $450,000 was due on January 1, 2010; and the final installment of $450,000 was due on April 1, 2010. Additionally, Core was obligated to fund certain staffing costs of $200,000 under the terms of this agreement. Core did not pay any of the required installments and has not funded the $200,000 payment for staffing. On November 5, 2009, Core received a notice of default from the city for non payment. In the event that Core is unable to obtain additional funds to make these payments, it may be unable to cure the default on its obligation to the city, which could result in a loss of entitlements associated with the development project.
     Based on an ongoing evaluation of its cost structure and in light of current market conditions, Core reduced its head count by 41 employees during 2009, resulting in approximately $1.3 million in severance charges which were recorded during the fourth quarter of 2009. In the three and six months ended June 30, 2010, severance related payments at Core totaled approximately $378,000 and $1.0 million, respectively.
     The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern if Woodbridge chooses not to provide Core with the cash needed to meet its obligations when and as they arise. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and it is not currently anticipated that Woodbridge will provide any funds to Core. As a result, the consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty. Core’s results are reported in the Real Estate Operations segment. See Note 19 of the “Notes to Unaudited Consolidated Financial Statements” included in Item 1 of this report.
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

Real Estate
     Core’s bond financing at June 30, 2010 and December 31, 2009 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $173.8 million and $170.8 million, respectively. Bond obligations at June 30, 2010 mature in 2035 and 2040. As of June 30, 2010, Core owned approximately 4% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended June 30, 2010 and 2009, Core recorded a liability of approximately $66,000 and $158,000, respectively, in assessments on property owned by it in the districts. During the six months ended June 30, 2010 and 2009, Core recorded a liability of approximately $225,000 and $317,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. Based on Core’s approximate 91% ownership of property within the special assessment district as of June 30, 2010, it will be responsible for the payment of approximately $10 million in assessments by March 2011. If Core sells land within the special assessment district and reduces its ownership percentage, the potential payment of approximately $10 million would decrease in relation to the decrease in the ownership percentage. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
     In accordance with accounting guidance for real estate, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At June 30, 2010, the liability related to developer obligations associated with Core’s ownership of the property was $175,000 after the sale of Core’s commercial leasing projects in June 2010 (See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for information relating to the sale). At December 31, 2009, the liability related to developer obligations was $3.3 million, of which $3.1 million was included in the liabilities related to assets held for sale in the accompanying consolidated statement of financial condition as of December 31, 2009.
     The following table summarizes our Real Estate and Other contractual obligations (excluding Bluegreen) as of June 30, 2010 (in thousands):

	Payments due by period
		Less than	13 - 36	37 - 60	More than
Category (1)	Total	12 Months	Months	Months	60 Months

Debt obligations (2)	$273,077	176,580	496	10,790	85,211
Operating lease obligations	710	475	176	59	—
Severance related termination obligations	159	159	—	—	—

Total obligations	$273,946	177,214	672	10,849	85,211

(1)	Debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion. Debt obligations include defaulted loans totaling approximately $176.4 million as of June 30, 2010, of which repayment of the outstanding debt was accelerated by the lender and is currently being shown as immediately due and payable in less than 12 months. See Note 3 of the “Notes to Unaudited Consolidated Financial Statements” included in Item 1 of this report for more information regarding the defaulted loans.

(2)	These amounts represent scheduled principal payments.

Real Estate
     In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits in accordance with accounting guidance for uncertainty in income taxes, which provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
     At each of June 30, 2010 and December 31, 2009, Core had outstanding surety bonds of approximately $860,000, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. It is estimated that approximately $495,000 of work remains to complete these improvements and it is not currently anticipated that any outstanding surety bonds will be drawn upon.
     Levitt and Sons had approximately $33.3 million of surety bonds related to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At June 30, 2010 and December 31, 2009, Woodbridge had $490,000 and $527,000, respectively, in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $37,000 during the six months ended June 30, 2009, in accordance with the indemnity agreement for bond claims paid during the period, while no reimbursements were made in the six months ended June 30, 2010. In addition, no reimbursements were made in the three months ended June 30, 2010 or 2009. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond this accrual. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. Woodbridge believes that the municipality does not have the right to demand payment under the bonds and Woodbridge initiated a lawsuit against the municipality. However, based on claims made on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter is being litigated with the municipality and Woodbridge complied with that request. In August 2010, Woodbridge was granted a motion for summary judgment terminating any obligations under the bonds. It is anticipated that the municipality will seek rehearing and, if it is denied, will prosecute an appeal of the court’s decision.
Bluegreen
Bluegreen’s results of operations for the three and six months ended June 30, 2010 are reported through two reportable segments which are Bluegreen Resorts and Bluegreen Communities. For the three and six months ended June 30, 2009, our earnings attributable to Bluegreen were reported as part of Woodbridge other operations which continues to be included in the BFC Activities segment.
     Bluegreen’s results for the three and six months ended June 30, 2010 reflect its continued efforts to improve its cash flows from operations by targeting higher cash from sales of VOIs by continuing to improve its selling and marketing efficiencies in its Resorts Division and by efforts to increase its cash fee-based service businesses. While its cash flows from operations and its Resorts Division segment operating margin reflects the success of these efforts, the Communities Division continued to be impacted by low consumer demand for homesites.
     During the three months ended June 30, 2010:
•	The Bluegreen Communities Division generated a segment operating loss of approximately $4.1 million.

•	Bluegreen’s fee-based service business sold $18.2 million of third-party developer inventory and earned sales and marketing commissions of $12.1 million.

•	Bluegreen’s adoption of the amendment to the accounting guidance associated with the consolidation of VIE’s on January 1, 2010, resulted in its consolidation of seven existing special purpose financing entities that are associated with past securitization transactions. In addition to the changes to the Company’s Consolidated Statement of Financial Condition (see Note 2 of the “Notes to the Unaudited Consolidated Financial Statements"), the consolidation of these special purpose finance entities impacted the Statement of Operations during the three months ended June 30, 2010 by increasing Bluegreen’s interest income from VOI notes receivable and increasing interest expense on notes payable, compared to prior periods.

Real Estate
     As discussed further under “Liquidity and Capital Resources”, Bluegreen Resorts sales and marketing operations are materially dependent on the availability of liquidity in the credit markets. Historically, Bluegreen has provided financing to a significant portion of its Bluegreen Resorts customers. Such financing typically involves the consumer making a minimum 10% cash down payment, with the balance being financed by Bluegreen over a ten-year period. As Bluegreen Resorts’ selling, general and administrative expenses typically exceed the cash down payment, Bluegreen has historically maintained credit facilities pursuant to which Bluegreen pledged or sold its consumer note receivables. Furthermore, Bluegreen also engaged in private placement term securitization transactions or similar arrangements to periodically pay down all or a portion of its note receivable credit facilities.
     There has been and continues to be an unprecedented disruption in the credit markets that has made obtaining additional and replacement external sources of liquidity more difficult and, if available, more expensive. The term securitization market continues to be limited and, as a result, Bluegreen believes that financial institutions have been and continue to be more cautious about entering into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of Bluegreen’s lenders, have announced that they will either be exiting the timeshare finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable to Bluegreen.
     While Bluegreen believes that the market for its Resorts product remains relatively strong, Bluegreen is continuing to deemphasize its sales operations to conserve cash because of the uncertainties in the credit markets. In an effort to conserve cash and availability under its note receivable credit facilities, Bluegreen implemented strategic initiatives which have included closing certain sales offices; eliminating what Bluegreen identified as lower-efficiency marketing programs; emphasizing cash sales and higher cash down payments as well as pursuing its cash fee-based services business; reducing overhead, including eliminating a significant number of staff positions across a variety of areas at multiple locations; reducing capital expenditures; limiting sales to borrowers who meet Bluegreen’s FICO® score-based underwriting standards; and increasing interest rates on new sales transactions for which Bluegreen provides financing. Bluegreen’s goal was, and continues to be, to limit the amount of VOI sales while increasing the ultimate profitability of the sales it makes. Additional information on Bluegreen’s strategic initiatives is provided in “Liquidity and Capital Resources” below.
     Bluegreen continues to actively pursue additional credit facility capacity, capital markets transactions and alternative financing solutions, and hopes that the steps being taken will position Bluegreen to maintain its existing credit relationships as well as attract new sources of capital. Regardless of the state of the credit markets, Bluegreen believes that its resorts management and finance operations will continue to represent recurring cash-generating sources of income which do not require material liquidity support from the credit markets. Further, Bluegreen believes that it has adequate timeshare inventory to satisfy its projected sales for 2010 and, based on anticipated sales levels, for a number of years thereafter.
     While the vacation ownership business has historically been capital intensive, Bluegreen’s goal is to leverage its sales and marketing, mortgage servicing, fee-based management services, title and construction expertise to generate fee-based-service relationships with third parties that produce positive cash flows and require less capital investment. During the three months ended June 30, 2010, Bluegreen sold $18.2 million of third-party inventory and earned sales and marketing commissions of approximately $12.1 million, as well as title fees on such transactions. During the six months ended June 30, 2010, Bluegreen sold $34.0 million of third-party inventory and earned sales and marketing commissions of approximately $22.3 million, as well as title fees on such transactions. No such sales occurred for the same periods in 2009, as Bluegreen did not begin selling third party developer inventory until July 2009. Bluegreen also provides fee-based management services, resort design and development services, and mortgage services under certain of these arrangements, all for cash fees. Bluegreen intends to pursue additional fee-based service relationships, and while there is no assurance that this will be the case, Bluegreen believes that these activities will become an increasing portion of its business over time.
     Bluegreen Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate markets. Demand for its homesites has decreased as well as sales volume. Bluegreen has significantly reduced prices on certain of its completed homesites in an attempt to increase sales activity and certain of its Communities’ inventories have been written down to fair value less costs to sell. There can be no assurances that future changes in Bluegreen’s intentions, expectations, or pricing will not result in future material charges or adjustments to the carrying amount of its inventory or otherwise adversely impact its results and financial condition in the future.

Real Estate
     Bluegreen has historically financed a majority of Bluegreen Resorts sales of VOIs, and accordingly, are subject to the risk of defaults by customers. GAAP requires that Bluegreen reduces sales of VOIs by its estimate of future uncollectible note balances on originated VOI receivables, excluding any benefit for the value of future recoveries. The provision for loan losses for the three and six months ended June 30, 2010 was approximately $7.2 million and $12.0 million, respectively, and was mainly associated with Bluegreen Resorts. The provision for loan losses attributable to Bluegreen Communities was not significant. The allowance for loan losses as of June 30, 2010 was $67.1 million.
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
     Since 2009 Bluegreen has renewed or extended certain of its existing credit facilities and debt maturities (See the “Liquidity and Capital Resources” section for further information). In connection with such renewals and extensions, Bluegreen may, in certain cases, agree to pay higher interest rates and fees. In addition, conditions in the commercial credit markets are expected to result in an increase in interest rates on new debt Bluegreen may obtain in the future. Any such increased interest rates would increase Bluegreen’s expenses and adversely impact its results of operations.

Real Estate
Bluegreen Segments Financial Results
     The following tables include Bluegreen’s financial results for the three and six months ended June 30, 2010. No comparative analysis was performed as Bluegreen’s results prior to November 16, 2009 are not included in the financial results below, but rather our earnings attributable to Bluegreen were reported in our BFC Activities segment.

	Bluegreen Resorts		Bluegreen Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	of Sales
	(dollars in thousands)
Three Months Ended June 30, 2010:

System-wide sales (1)	$79,989
Change in sales deferred under timeshare accounting rules	(4,017)
Estimated uncollectible VOI notes receivable	(7,051)

System-wide sales, net	68,921	100%	$2,937	100%	$71,858	100%
Sales of third-party VOIs	(18,201)	(26)	—	—	(18,201)	(25)
Adjustment to allowance for loan losses	(2,537)	(4)	—	—	(2,537)	(4)

Sales of real estate	48,183	70	2,937	100	51,120	71
Cost of real estate sales	(9,065)	(19) *	(2,404)	(82)	(11,469)	(22) *

Gross profit	39,118	81 *	533	18	39,651	78 *
Fee-based sales commission revenue	12,130	18	—	—	12,130	17
Other resort fee-based services revenues	16,423	24	—	—	16,423	23
Cost of other resort fee-based services	(11,452)	(17)	—	—	(11,452)	(16)
Other revenues	—	—	499	17	499	1
Cost of other operations	—	—	(913)	(31)	(913)	(1)
Segment selling, general and administrative expenses (2)	(38,960)	(57)	(4,216)	(144)	(43,176)	(60)

Segment operating profit (loss)	$17,259	25	$(4,097)	(139)	$13,162	18

Real Estate

	Bluegreen Resorts		Bluegreen Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	of Sales
			(dollars in thousands)
Six Months Ended June 30, 2010:

System-wide sales (1)	$128,183
Change in sales deferred under timeshare accounting rules	(6,514)
Estimated uncollectible VOI notes receivable	(11,361)

System-wide sales, net	110,308	100%	$6,603	100%	$116,911	100%
Sales of third-party VOIs	(33,955)	(31)	—	—	(33,955)	(29)
Adjustment to allowance for loan losses	(13,241)	(12)	—	—	(13,241)	(11)

Sales of real estate	63,112	57	6,603	100	69,715	60
Cost of real estate sales (2)	(12,173)	(19) *	(8,192)	(124)	(20,365)	(29) *

Gross profit	50,939	81 *	(1,589)	(24)	49,350	71 *
Fee-based sales commission revenue	22,310	20	—	—	22,310	19
Other resort fee-based services revenues	32,093	29	—	—	32,093	27
Cost of other resort fee-based services	(23,395)	(21)	—	—	(23,395)	(20)
Other revenues	—	—	850	13	850	1
Cost of other operations	—	—	(1,660)	(25)	(1,660)	(1)
Segment selling, general and administrative expenses (3)	(68,774)	(62)	(6,868)	(104)	(75,642)	(65)

Segment operating profit (loss)	$13,173	12	$(9,267)	(140)	$3,906	3

*	Percentages for Bluegreen Resorts’ cost of real estate sales and gross profit are calculated as a percentage of sales of real estate.

(1)	Includes sales of VOI’s made on behalf of third parties, which are transacted through the same process as the sale of Bluegreen’s vacation ownership inventory, and involve similar selling and marketing costs.

(2)	During the six months ended June 30, 2010, Bluegreen incurred non-cash impairment charges of $3.3 million, mainly associated with the write down of Bluegreen Communities’ inventory to its fair value less costs to sell.

(3)	General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $10.0 million and $23.0 million, respectively, for the three and six months ended June 30, 2010. (See “Corporate General and Administrative Expenses” below for further discussion).

Real Estate
Bluegreen Resorts
Bluegreen Resorts — Resort Sales and Marketing
     The following table sets forth certain information for sales of both Bluegreen VOIs (before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules) and VOI sales made on behalf of third-party developers for a fee, for the periods indicated:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010

Number of sales offices operated at the end of the period	21	21

Number of Bluegreen VOI sales transactions	5,170	8,647
Number of sales made on behalf of third-party developers for a fee	1,479	2,796

Total VOI sales transactions	6,649	11,443

Average sales price per transaction	$11,990	$11,842
Number of total prospects tours	44,026	73,579
Sale-to-tour conversion ratio— total prospects	15.1%	15.6%
Number of new prospects tours	26,329	41,737
Sale-to-tour conversion ratio— new prospects	10.5%	11.1%
Sales to existing Bluegreen Vacation Club owners as a percentage of system-wide sales	57%	59%
Other Resort Fee-Based Services
     The following table sets forth pre-tax profit generated from Bluegreen’s fee-based management and other services (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010

Fee-based management services	$6,932	$13,651
Title operations	1,572	3,043
Net carrying cost of developer inventory	(1,766)	(5,317)
Other	(57)	(195)

Total	$6,681	$11,182

Bluegreen Communities
     The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, excluding sales of bulk parcels, and before giving effect to the percentage-of-completion method of accounting:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010

Number of homesites sold	63	129
Average sales price per homesite	$60,206	$59,175

Real Estate
     The tables below set forth information with respect to contracts to sell homesites at June 30, 2010 (in thousands):

	Contracts to Sell Property at Projects
	Not Substantially Sold Out at June 30, 2010
	Sales for the Three Months	Sales for the Six Months
	June 30, 2010	June 30, 2010

Project

Vintage Oaks at the Vineyard	$1,284	$3,207
Havenwood at Hunter’s Crossing	26	407
Lake Ridge at Joe Pool Lake	562	765
King Oaks	(139)	174
Chapel Ridge	440	590
Sugar Tree on the Brazos	555	555
Sanctuary Cove	93	220

Total	$2,821	$5,918

	Contracts to Sell Property at Projects
	Substantially Sold Out at June 30, 2010
	Sales for the Three Months	Sales for the Six Months
	June 30, 2010	June 30, 2010

Project
Saddle Creek Forest	$225	$570
Miscellaneous	210	465

Total	435	1,035

Total Contracts	$3,256	$6,953

Finance Operations
     As of June 30, 2010, Bluegreen’s finance operations included the ongoing excess interest spread earned on $756.3 million of notes receivable. This amount reflects the consolidation of notes receivable held by seven of Bluegreen’s special purpose finance entities that occurred on January 1, 2010, that were previously not consolidated by Bluegreen in accordance with then-prevailing generally accepted accounting principles (see Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for additional information).

Real Estate
Profit from Notes Receivable Portfolio and Mortgage Servicing Operations
     The following table details the sources of Bluegreen’s income and related expenses associated with its notes receivable portfolio (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010

Income
Interest income:
VOI notes receivable	$30,135	$60,101
Other	36	81

Total interest income	30,171	60,182

Servicing fee income:
Fee-based services	33	46

Total income	30,204	60,228

Expenses
Interest expense on receivable-backed notes payable	11,990	23,726
Cost of mortgage servicing operations	457	1,187

Total expenses	12,447	24,913

Pre-tax profit on notes receivable portfolio and mortgage servicing operations	$17,757	$35,315

Mortgage Servicing Operations.
     Bluegreen’s mortgage servicing operations include processing payments, and performing collections of notes receivable owned by them, as well as collecting payments on notes receivable owned by third parties. In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of its VOI notes receivable through its various credit facilities, as well as perform monthly reporting activities for its lenders and receivable investors. Prior to the adoption of the amendment to the accounting guidance for the consolidation of VIEs on January 1, 2010, Bluegreen recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance sheet special purpose finance entities and for providing loan services to other third-party portfolio owners, on a cash-fee basis. Effective January 1, 2010, Bluegreen ceased recognizing servicing fee income for providing mortgage serving to its special purpose finance entities as such entities are now consolidated by Bluegreen (see Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for additional information). While Bluegreen still receives mortgage servicing fees for servicing its securitized notes receivable, those amounts are now accounted for as a component of interest income.
     During the three and six months ended June 30, 2010 servicing fee income represented mortgage servicing fees earned on behalf of a third-party lender in connection with one of Bluegreen’s fee-based services arrangements. As of June 30, 2010, the total amount of notes receivable serviced by Bluegreen under this arrangement was $13.3 million.
Interest Expense on Receivable-Backed Notes Payable
     Interest expense on receivable-backed notes payable was $12.0 million and $23.7 million, respectively, for the three and six months ended June 30, 2010. This amount reflects a higher average debt balance due to the recognition of approximately $411.4 million of non-recourse receivable-backed debt as a result of the consolidation of Bluegreen’s special purpose finance entities as of January 1, 2010. As stated above, accounting rules previously in effect required that the assets and liabilities of these special purpose finance entities be treated off-balance sheet and, accordingly, Bluegreen historically did not recognize an obligation for the receivable-backed debt of the special purpose finance entities nor did Bluegreen recognize the related interest expense on such debt.

Real Estate
Other Interest Expense
     Other interest expense was $4.5 million and $8.9 million, respectively for the three and six months ended June 30, 2010. Additionally, on March 30, 2010, the interest rate on the securities issued by the Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.43% as of June 30, 2010).
     Total interest expense capitalized to construction in progress was $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2010. Interest expense capitalized to construction in progress varies based upon the amount of construction and development spending.
     Bluegreen’s effective cost of borrowing was 6.6% for the six months ended June 30, 2010.
     On July 30, 2010, the interest rate on the securities issued by the BST II and the BST III contractually changed from a fixed- rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85%.
Corporate General and Administrative Expenses
     Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Overall corporate and general administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. Corporate general and administrative expenses, excluding mortgage servicing operations, were $10.0 million and $23.0 million, respectively, for the three and six months ended June 30, 2010.
Non-controlling Interest in Income of Consolidated Subsidiary
     We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, Bluegreen’s 51%-owned subsidiary, in our consolidated financial statements (See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information). Non-controlling interest in income of consolidated subsidiary was approximately $1.4 million and $2.9 million, respectively, for the three and six months ended June 30, 2010.
Bluegreen’s Liquidity and Capital Resources
     Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales that are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from its residual interests in such transactions, (iv) cash from its finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from its sales and marketing fee-based services and other resort services, including its resorts management operations, and other communities operations.
     Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers is a critical factor in its continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Bluegreen Communities has also historically incurred debt for the acquisition and development of its residential land communities.

Real Estate
     Since 2008, there have been unprecedented disruptions in the credit markets, which have made obtaining additional and replacing existing external sources of liquidity in the term securitization market more difficult and more costly. Financial institutions have been cautious about entering into new credit facilities for the purpose of providing financing on consumer receivables. Several lenders to the timeshare industry, including certain of Bluegreen’s lenders, have announced that they either have or will be exiting the resort finance business or will not be entering into new financing commitments for the foreseeable future. In addition, financing for real estate acquisition and development and the capital markets for corporate debt have generally been unavailable to Bluegreen on reasonable terms, if at all.
     Bluegreen has certain strategic initiatives in place with a view to better position its operations in light of the downturn in the commercial credit markets. Bluegreen intends to continue to monitor its operating results as well as the external environment in order to attempt to adjust its business to existing conditions. The ongoing goals of its strategic initiatives are designed to conserve cash and enhance its financial position, to the extent possible by:
•	Maintaining a significantly reduced sales level in its Resorts’ business in an effort to match its sales pace to its liquidity and known receivable capacity;

•	Emphasizing cash-based business in its sales, resort management and finance operations, with particular focus on growing its fee-based service business;

•	Minimizing the cash requirements of Bluegreen Communities;

•	Maintaining reduced levels of overhead and continuing to seek increasing efficiency;

•	Minimizing capital spending;

•	Working with its lenders to renew, extend, or refinance its credit facilities;

•	Maintaining compliance under its outstanding indebtedness; and

•	Continuing to provide what Bluegreen believes to be a high level of quality vacation experiences and customer service to its VOI owners.
     While Bluegreen believes that it has realized initial success with its strategic initiatives, there is no assurance that Bluegreen will be successful in achieving its goals.
     While the vacation ownership business has historically been capital intensive, one of Bluegreen’s principal goals in the current environment is to utilize its sales and marketing, mortgage servicing, fee-based management services, title and construction expertise to pursue fee-based-service business relationships that require low up-front capital investment and produce strong cash flows for its business.
     The advance periods of many of Bluegreen’s receivable-backed credit facilities have expired or will expire in the near term. Bluegreen intends to continue its efforts to renew and extend the advance periods under certain of its existing receivable-backed credit facilities, and to seek additional similar credit facilities, and Bluegreen believes that the implementation of its strategic initiatives has better positioned them to address these matters with its existing and future lenders; however, there is no assurance that its efforts will be successful, in which case, its liquidity would be significantly adversely impacted. Further, while Bluegreen may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to them on favorable terms or at all. In light of the current trading price of Bluegreen’s common stock, financing involving the issuance of its common stock or securities convertible into its common stock would be highly dilutive to its existing shareholders.
     Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) its significant cash requirements to service debt reduce the funds available for operations and future business opportunities and increase its vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) its leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to its indebtedness requires Bluegreen to meet certain financial tests and restricts its ability to, among other things, borrow additional funds, dispose of assets, make investments, or pay cash dividends on or repurchase common stock; and (iv) its leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen has.
Credit Facilities
     The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of its liquidity as of June 30, 2010. These facilities do not constitute all of its outstanding indebtedness as of June 30, 2010. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.

Real Estate
Credit Facilities for Bluegreen Receivables with Future Availability
     Bluegreen maintains various credit facilities with financial institutions that provide receivable financing for its operations. Bluegreen had the following credit facilities with future availability as of June 30, 2010 (in thousands):

				Advance
		Outstanding		Period	Borrowing
	Revolving	Balance as of	Availability	Expiration;	Rate; Rate as
	Borrowing	June 30,	as of June	Borrowing	of June 30,
	Limit	2010	30, 2010	Maturity	2010
				Aug. 30, 2010;	Prime + 2.50%;
BB&T Purchase Facility(1)	$150,000	$113,799	$36,201	June 5, 2022	5.75%

				Aug. 27, 2010;	30 day LIBOR+2.50%;
Liberty Bank Facility(1)	75,000	70,731	4,269	Aug. 27, 2014	5.75% (2)

Total	$225,000	$184,530	$40,470

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	Interest charged on this facility is variable, subject to a floor of 5.75%.
BB&T Purchase Facility
     The amended and restated timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”) provides for the sale of Bluegreen’s timeshare receivables at an advance rate of 67.5% of the principal balance up to a cumulative purchase price of $150.0 million on a revolving basis, subject to the terms of the facility, eligible collateral and other terms and conditions Bluegreen believes to be customary for facilities of this type. The BB&T Purchase Facility revolving advance period under the facility ended on June 29, 2010. On June 29, 2010, BB&T extended the revolving advance period of the facility to August 30, 2010, with any further extension being subject to BB&T’s approval. While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as a financing transaction for financial accounting purposes. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our Consolidated Statement of Financial Condition. The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.
     As of June 30, 2010, the outstanding balance of the BB&T Purchase Facility reflected a ratio of 77.9% of outstanding advances to outstanding receivables transferred to BB&T under the facility. Under the terms of the facility, Bluegreen will equally share with BB&T in the excess cash flows generated by the receivables sold (excess meaning after customary payments of fees, interest and principal under the facility) until the advance rate on the existing receivables reduces to 67.5% as the outstanding balance amortizes.
     Bluegreen has received a non-binding term sheet from BB&T for an additional one-year extension of the revolving advance period under this facility; however, there is no assurance that such extension will be obtained on favorable terms, if at all. The extension is contingent on the closing of a refinancing of a portion of the receivables currently in the BB&T Purchase Facility, and Bluegreen is in the process of documenting such refinancing. There are no assurances that such refinancing will occur as expected.
     During the six months ended June 30, 2010, Bluegreen did not pledge any VOI notes receivable to this facility. Bluegreen made repayments of $17.5 million on the facility during the first half of 2010.

Real Estate
Liberty Bank Facility
     Bluegreen has a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (the “Liberty Bank Facility”). The facility provides for a 90% advance on eligible receivables pledged under the facility during a two-year period ending on August 27, 2010, subject to terms and conditions Bluegreen believes to be customary for facilities of this type. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, due on August 27, 2014. As the Liberty Bank facility is revolving, availability under the facility increases up to the $75.0 million facility limit as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid through the expiration of the advance period, pursuant to the terms of the facility.
     During the six months ended June 30, 2010, Bluegreen pledged $22.9 million of VOI notes receivable to this facility and received cash proceeds of $20.6 million. Bluegreen also made repayments of $8.9 million under the facility during the first half of 2010. Bluegreen is currently in discussions with the syndicate regarding the extension of the advance period under this facility. There can be no assurance that such extension will be obtained on favorable terms, if at all.
Future Receivable Facilities
     Bluegreen is currently in the legal documentation stage with a lender for a new $20 million timeshare receivables facility. There can be no assurance that this facility will be consummated on favorable terms, or at all.
Other Outstanding Receivable-Backed Notes Payable
     Bluegreen has outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. Bluegreen had the following outstanding balances under such credit facilities as of June 30, 2010 (in thousands):

	Balance as
	of June 30,		Borrowing Rate; Rate
	2010	Borrowing Maturity	as of June 30, 2010
The GE Bluegreen/Big Cedar Facility	$28,214	April 16, 2016	30 day LIBOR+1.75%;
			2.10%
Wells Fargo Facility	7,272	December 31, 2010	Prime + 0.50%;
			4.00%(1)
The GMAC Receivables Facility	4,148	February 15, 2015	30 day LIBOR+4.00%;
			4.35%
Non-recourse Securitization Bonds	372,147	Varies	Varies

Total	$411,781

(1)	Interest charged on this facility is variable and may be subject to a 4.00% floor under certain circumstances.
The GE Bluegreen/Big Cedar Facility
     The Bluegreen/Big Cedar Joint Venture has a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility has expired and all outstanding borrowings mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the six months ended June 30, 2010, Bluegreen repaid $4.6 million under this facility.
The Wells Fargo Facility
     Bluegreen has a credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Historically, Bluegreen has primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been Bluegreen’s one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the maturity date of all borrowings is December 31, 2010. The interest rate charged on outstanding receivable borrowings under the facility is the greater of 4.00% or the prime lending rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the six months ended June 30, 2010, Bluegreen repaid $7.1 under this facility.

Real Estate
Receivable-Backed Notes Payable previously reported as off-balance sheet.
     See Note 15 of the “Notes to our Unaudited Consolidated Financial Statements” for information related to the debt obligations that were previously reported off-balance sheet.
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
Credit Facilities for Bluegreen Inventories without Existing Future Availability
     Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by its resorts or communities inventories. As of June 30, 2010 these included the following significant items (in thousands):

	Balance as of	Borrowing	Borrowing Rate; Rate
	June 30, 2010	Maturity(1)	as of June 30, 2010
The GMAC AD&C Facility	$71,493	Varies by loan(2)	30 day LIBOR+4.50%;
			4.85%
The H4BG Communities Facility	35,241	December 31, 2012	Prime + 2.00%;
			10.00%
The Textron AD&C Loans	11,694	Varies by loan(2)	Prime + 1.25% - 1.50%;
			4.50% - 4.75%
Wells Fargo Term Loan	35,176	April 30, 2012	30 day LIBOR + 6.87%;
			7.22%

Total	$153,604

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between June 30, 2010 and maturity.

(2)	The maturity dates for these facilities vary by loan. The maturity dates associated with each loan are discussed below.
The GMAC AD&C Facility
     This facility was used to finance the acquisition and development of certain of Bluegreen resorts and currently has three outstanding project loans. The maturity date for the project loan collateralized by Bluegreen’s Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”), is June 30, 2012. Approximately $65.9 million was outstanding on this loan as of June 30, 2010. Maturity dates for two project loans related to Bluegreen’s Fountains resort in Orlando, Florida (the “Fountains Loans”) are September 2010 and March 2011, with $2.8 million and $2.8 million, respectively, outstanding as of June 30, 2010. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the GMAC AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. As of June 30, 2010, Bluegreen had no availability under this facility. During the six months ended June 30, 2010, Bluegreen repaid $15.9 million on this facility.

Real Estate
The H4BG Communities Facility
     Bluegreen has an outstanding balance under a credit facility (the “H4BG Communities Facility”) historically used to finance its Bluegreen Communities real estate acquisitions and development activities. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by Bluegreen’s golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia). The period during which Bluegreen can add additional projects to the H4BG Communities Facility has expired.
     Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the prime rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan is reduced to $32.6 million, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter. During the six months ended June 30, 2010, Bluegreen repaid a total of $3.2 million under this facility.
Textron AD&C Loans
     Bluegreen has two acquisition loans with Textron Financial Corporation (“Textron”) with no future borrowing capacity. The loan used to acquire and develop Bluegreen’s Odyssey Dells resort in Wisconsin Dells, Wisconsin (the “Odyssey Loan”), had an outstanding balance as of June 30, 2010 of approximately $6.0 million. Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Odyssey Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Odyssey Loan is December 31, 2011.
     The outstanding balance on the loan used to acquire Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Loan”) was $5.7 million as of June 30, 2010. Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Loan is April 2013.
     Bluegreen has fully guaranteed the Textron AD&C Loans. During the six months ended June 30, 2010, Bluegreen repaid $1.1 million to Textron under these loans.
The Wells Fargo Term Loan
     On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated its notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, Bluegreen made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the then-existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization of $4.4 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of its sold VOI notes receivables as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral, the residual interest in one future transaction which creates such a retained interest. During the six months ended June 30, 2010, Bluegreen repaid $1.2 million on this facility.
Commitments
     Bluegreen’s material commitments as of June 30, 2010 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its Bluegreen Resorts and Communities projects based on its sales contracts with customers and commitments under noncancelable operating leases.

Real Estate
     The following table summarizes the contractual minimum principal payments required on all of Bluegreen’s outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases by period date, as of June 30, 2010 (in thousands):

		Purchase
		Accounting	Less than	13 - 36	37 - 60	More than
Category	Total	Adjustments	12 Months	Months	Months	60 Months

Debt obligations	$808,591	(58,433)	46,305	117,475	75,839	627,405
Noncancelable operating leases	64,276	—	10,489	14,906	10,070	28,811

Total obligations	$872,867	(58,433)	56,794	132,381	85,909	656,216

     Bluegreen intends to use cash flow from operations, including cash received from the sale/pledge of VOI notes receivable, and cash received from new borrowings under existing or future debt facilities in order to satisfy the principal payments required on contractual obligations. While this may not prove to be the case, Bluegreen believes that it will continue to be successful in renewing certain receivable-backed credit facilities. Based on the factors described above and the expected positive impact on Bluegreen’s financial position of the strategic initiatives implemented in the fourth quarter of 2008, Bluegreen believes that it will be in a position to meet required debt payments when it expects them to be ultimately due, however there can be no assurance that this will be the case.
     Bluegreen estimates that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $2.6 million as of June 30, 2010. Bluegreen estimates that the cash required to complete development of communities in which sales have occurred was approximately $7.2 million as of June 30, 2010. These amounts assume that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer; however, Bluegreen anticipates that it will incur such obligations in the future. Bluegreen plans to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There is no assurance that Bluegreen will be able to generate the cash from operations necessary to complete these commitments or that actual costs will not exceed the amounts estimated.
     Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities it intends to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and receivable-backed credit facility extensions discussed above and the ongoing availability of credit. Bluegreen will continue its efforts to renew or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen will, in the future, also require additional credit facilities or will be required to issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including its debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities; its ability to satisfy its obligations would be materially adversely affected.

Real Estate
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
Off-Balance Sheet Arrangements
     Bluegreen historically monetized its notes receivables through various facilities and through periodic term securitization transactions and other similar arrangements, many of which were accounted for as sales of notes receivable under the accounting requirements in effect at the time. As discussed further in Note 2 of our Notes to Unaudited Consolidated Financial Statements, on January 1, 2010, Bluegreen adopted accounting rules that required it to consolidate seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment. Accordingly, as of June 30, 2010, Bluegreen does not have any off-balance sheet arrangements.

Financial Services
(BankAtlantic Bancorp)
Financial Services
     The Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp currently presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the Securities and Exchange Commission. Accordingly, references to “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
BankAtlantic Bancorp’s Consolidated Results of Operations
     Loss from continuing operations from each of BankAtlantic Bancorp’s reportable segments was as follows (in thousands):

	For the Three Months Ended June 30,
	2010	2009	Change
BankAtlantic	$(39,870)	(24,178)	(15,692)
Parent Company	(11,380)	(14,178)	2,798

Net loss	$(51,250)	(38,356)	(12,894)

For the Three Months Ended June 30, 2010 Compared to the Same 2009 Period:
     The increase in BankAtlantic’s net loss during the 2010 second quarter compared to the same 2009 quarter primarily resulted from a $7.7 million increase in the provision for loan losses, $3.8 million of lower revenues from service charges on deposits, $1.8 million of lower securities gains and a $3.1 million decline in net interest income. The increase in BankAtlantic’s net loss was partially offset by lower non-interest expenses. The substantial increase in the provision for loan losses primarily related to our commercial real estate loan portfolios as declining real estate values and higher non-performing loans increased charge-offs and loan loss reserves. The higher commercial real estate loan loss provision was partially offset by a lower residential loan loss provision as a result of favorable delinquency and loss migration trends during the three months ended June 30, 2010. The lower revenues from service charges reflect a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of both our focus on targeting customers who maintain deposit accounts with higher balances and the result of a change in customer behavior. During the three months ended June 30, 2009, BankAtlantic sold agency securities for a $2.1 million gain. There were no agency securities sold during the three months ended June 30, 2010. The decline in BankAtlantic’s net interest income primarily resulted from lower earning asset balances, higher non-performing asset balances, an increase in liquidity resulting in additional cash balances invested in low yielding investments and a $1.4 million reversal of interest income in our tax certificate portfolio associated with out-of-state tax certificate activities. The decline in earning assets was the result of lower loan originations and purchases, reduced acquisitions of tax certificates and sales of agency securities since the second quarter of 2009. The improvement in BankAtlantic’s non-interest expenses during the second quarter of 2010 compared to the same 2009 period reflects lower compensation and occupancy expenses associated with efforts to increase operating efficiencies and non-recurrence of $1.4 million of higher costs associated with debt redemptions in the 2009 quarter as well as a $2.4 million FDIC special assessment during the three months ended June 30, 2009. The above improvements in non-interest expenses were partially offset by $1.7 million in impairments associated with properties acquired for branch expansion as well as higher professional fees associated with class-action securities lawsuits, litigation related to the tax certificate line of business, and higher non-performing asset balances.

Financial Services
(BankAtlantic Bancorp)
     The decrease in BankAtlantic Bancorp Parent Company’s loss for the 2010 quarter compared to the same 2009 quarter resulted from a $2.6 million decline in the provision for loan losses and a $1.4 million improvement in securities activities partially offset by losses on sale of and impairments on real estate owned. The $2.6 million improvement in the provision for loan losses reflects lower charge-offs associated with the loans transferred from BankAtlantic to an asset work-out subsidiary of BankAtlantic Bancorp Parent Company in March 2008. The securities activities loss during the three months ended June 30, 2009 resulted from a $1.3 million other than temporary impairment of an equity security. There were no impairments on equity securities recognized during the three months ended June 30, 2010. During the three months ended June 30, 2010, BankAtlantic Bancorp Parent Company sold certain real estate owned property for a $0.6 million loss and recorded $0.7 million of write-downs on real estate owned due to declining property values subsequent to foreclosure.

	For the Six Months Ended June 30,
(in thousands)	2010	2009	Change
BankAtlantic	$(56,999)	(64,767)	7,768
Parent Company	(14,772)	(20,200)	5,428

Net loss	$(71,771)	(84,967)	13,196

For the Six Months Ended June 30, 2010 Compared to the Same 2009 Period:
     The decrease in BankAtlantic’s net loss during the 2010 period compared to the same 2009 period primarily resulted from a $20.5 million reduction in non-interest expenses partially offset by a decline in net interest income of $5.4 million, $7.5 million of lower revenues from service charges on deposits and a $2.9 million decline in securities activities, net. The improvement in non-interest expense reflects a $9.2 million goodwill impairment charge during the 2009 period with no goodwill impairment charges during the 2010 period. Additionally, the improvement in non-interest expenses since the 2009 period reflects reduced operating expenses associated with operating expense initiatives, which included a $4.4 million improvement in employee compensation and benefits expense and consolidation of certain back-office facilities.
     The decrease in BankAtlantic Bancorp Parent Company’s net loss primarily resulted from the same items discussed above for the six months ended June 30, 2010 compared to the same 2009 period, as the provision for loan losses declined $4.7 million in the six month period ended June 30, 2010 compared to the same 2009 period.
     During the 2009 quarter, BankAtlantic Bancorp recognized $4.2 million of earnings in discontinued operations relating to additional Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel. The earn-out period ended on February 28, 2009.

Financial Services
(BankAtlantic Bancorp)
     BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2010			June 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(dollars in thousands)
Total loans	$3,591,733	39,839	4.44	$4,226,918	47,585	4.50
Investments	648,812	3,432	2.12	727,869	9,405	5.17

Total interest earning assets	4,240,545	43,271	4.08%	4,954,787	56,990	4.60%

Goodwill and core deposit intangibles	15,353			16,618
Other non-interest earning assets	304,066			299,497

Total Assets	$4,559,964			$5,270,902

Deposits:

Savings	$445,686	271	0.24%	$451,122	390	0.35%

NOW	1,525,475	1,786	0.47	1,159,531	1,812	0.63
Money market	386,712	630	0.65	412,065	674	0.66
Certificates of deposit	805,656	3,334	1.66	1,256,299	8,651	2.76

Total interest bearing deposits	3,163,529	6,021	0.76	3,279,017	11,527	1.41

Short-term borrowed funds	33,665	10	0.12	65,604	27	0.17
Advances from FHLB	1,264	1	0.32	625,254	5,082	3.26
Long-term debt	22,000	231	4.21	22,779	276	4.86

Total interest bearing liabilities	3,220,458	6,263	0.78	3,992,654	16,912	1.70
Demand deposits	916,105			810,031
Non-interest bearing other liabilities	54,929			62,835

Total Liabilities	4,191,492			4,865,520
Stockholder’s equity	368,472			405,382

Total liabilities and stockholder’s equity	$4,559,964			$5,270,902

Net interest income/ net interest spread		$37,008	3.30%		$40,078	2.90%

Margin
Interest income/interest earning assets			4.08%			4.60%
Interest expense/interest earning assets			0.59			1.37

Net interest margin			3.49%			3.23%

For the Three Months Ended June 30, 2010 Compared to the Same 2009 Period:
     The decrease in net interest income primarily resulted from a significant reduction in earning assets, interest reversals on tax certificates, and an increase in additional cash balances invested in low yielding investments partially offset by an improvement in the net interest spread and margin driven by lower deposit and funding costs.
     The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan repayments due to normal loan amortization as well as a significant amount of loan refinancings associated with low residential mortgage interest rates during 2009 and the first six months of 2010. As a consequence, the average balance of earning assets declined by $714.2 million during the three months ended June 30, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income.

Financial Services
(BankAtlantic Bancorp)
     The net interest spread and margin improved due to a change in our interest bearing liability funding mix. BankAtlantic used the funds from the reduction in assets and deposit growth to repay FHLB advances and short term wholesale borrowings. As a result, BankAtlantic’s funding mix changed from higher rate FHLB advances to lower rate deposits which resulted in a substantial reduction in BankAtlantic’s cost of funds. While the average FHLB advances were $1.3 million for the three months ended June 30, 2010, the outstanding balance of FHLB advances was $115 million at June 30, 2010. The FHLB advances outstanding at June 30, 2010 were repaid in July 2010.
     Also contributing to the reduction in BankAtlantic’s cost of funds was runoff of higher cost certificate of deposit balances and substantial declines in deposit interest rates in the industry. This improvement in the cost of funds was partially offset by interest earning asset yield declines and significantly increased balances in low yielding investments. The decline in average yields on loans reflects lower interest rates during 2010 compared to 2009 and higher non-performing loan balances. Investments primarily consisted of agency mortgage-backed securities, interest bearing deposits at the Federal Reserve Bank and tax certificates. The significant decline in investment yields during the 2010 second quarter compared to the 2009 second quarter resulted from the reversal of $1.4 million of accrued interest income on tax certificates primarily relating to unfavorable court rulings reducing statutory interest rates on certain out-of-state tax certificates and an increase of approximately $200 million in cash balances invested in accounts yielding approximately 25 basis points. The net interest spread and margin were favorably impacted by a significant increase in transaction accounts with a corresponding reduction in certificate of deposit accounts. A portion of maturing certificates of deposit accounts either transferred to transaction accounts or renewed at substantially lower interest rates. The higher transaction account balances reflect the migration of retail certificate of deposit accounts to transaction accounts and new customer accounts. Transaction account growth was also favorably impacted by a shift in our sales and marketing strategy to target potential customers who maintain higher deposit balances.

	Average Balance Sheet - Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$3,671,378	81,417	4.44	4,291,012	97,191	4.53
Investments	626,281	9,569	3.04	864,527	22,208	5.14

Total interest earning assets	4,297,659	90,986	4.23%	5,155,539	119,399	4.63

Goodwill and core deposit intangibles	15,501			21,269
Other non-interest earning assets	308,594			294,649

Total Assets	$4,621,754			5,471,457

Deposits:

Savings	$435,517	604	0.28%	446,227	890	0.40
NOW	1,496,450	4,004	0.54	1,103,634	3,226	0.59
Money market	373,664	1,259	0.68	416,947	1,447	0.70
Certificates of deposit	850,615	7,211	1.71	1,278,057	18,951	2.99

Total deposits	3,156,246	13,078	0.84	3,244,865	24,514	1.52

Short-term borrowed funds	36,505	23	0.13	171,319	208	0.24
Advances from FHLB	86,663	959	2.23	763,398	12,246	3.23
Long-term debt	22,252	459	4.16	22,799	584	5.17

Total interest bearing liabilities	3,301,666	14,519	0.89	4,202,381	37,552	1.80
Demand deposits	890,391			793,098
Non-interest bearing other liabilities	54,626			62,184

Total Liabilities	4,246,683			5,057,663
Stockholder’s equity	375,071			413,794

Total liabilities and stockholder’s equity	$4,621,754			5,471,457

Net interest income/net interest spread		$76,467	3.35%		$81,847	2.83

Margin
Interest income/interest earning assets			4.23%			4.63
Interest expense/interest earning assets			0.68			1.47

Net interest margin			3.55%			3.16

Financial Services
(BankAtlantic Bancorp)
For the Six Months Ended June 30, 2010 Compared to the Same 2009 Period:
     The decrease in net interest income was primarily the result of the items discussed above for the three months ended June 30, 2010 compared to the same 2009 period. The lower net interest income during the 2010 period compared to the same 2009 period primarily resulted from a significant decline in earning assets partially offset by improvements in the net interest spread and the net interest margin as interest rates on interest-bearing liabilities declined more than yields on interest-earning assets. The significant decline in interest rates on interest-bearing liabilities reflects lower deposit interest rates for the 2010 period compared to the 2009 period as well as a shift in our funding mix. During 2010, our deposit funding mix shifted from higher cost certificates of deposit to lower cost transaction accounts. Additionally, proceeds from the decline in earning assets were utilized to repay FHLB advance borrowings which further reduced our cost of funds during the 2010 period.
Asset Quality
     The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$169,548	146,639	173,588	125,572

Charge-offs
Residential real estate	(5,233)	(3,923)	(9,414)	(8,511)
Commercial real estate	(14,146)	(10,530)	(35,478)	(16,095)
Commercial business	—	(516)	—	(516)
Consumer	(11,822)	(9,118)	(22,593)	(19,439)
Small business	(2,225)	(2,347)	(3,062)	(5,118)

Total Charge-offs	(33,426)	(26,434)	(70,547)	(49,679)
Recoveries of loans previously charged-off	879	661	1,926	1,453

Net (charge-offs)	(32,547)	(25,773)	(68,621)	(48,226)
Provision for loan losses	43,634	35,955	75,668	79,475

Balance, end of period	$180,635	156,821	180,635	156,821

     During the three months ended June 30, 2010, BankAtlantic recognized $6.4 million and $2.8 million of charge-offs related to builder land bank loans and land acquisition and development loans, respectively. The remaining $4.9 million of commercial real estate loan charge-offs were primarily associated with commercial non-residential loans. During the three months ended June 30, 2009, BankAtlantic recognized $2.0 million and $4.0 million of charge-offs related to builder land bank loans and land acquisition and development loans, respectively. The remaining charge-offs were related to non-residential and multi-family loans.
     During the six months ended June 30, 2010, BankAtlantic recognized an additional $13.5 million of charge-offs related to builder land bank loans that were sold to unrelated third parties. Additionally, during the six months ended June 30, 2010 BankAtlantic recognized a $3.4 million charge-off on a $20 million residential land acquisition and development loan upon the sale of our participation interest at a discount to the lead lender. Commercial residential loans continue to constitute the majority of non-performing commercial real estate loans; however, BankAtlantic is experiencing certain unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in future periods.
     The increase in the provision for loan losses for the three months ended June 30, 2010 compared to the same 2009 period primarily resulted from an increase in non-accrual commercial real estate loans and related additional allowance for loan losses associated with those loans and further increases in specific valuation allowances associated with updated valuations.

Financial Services
(BankAtlantic Bancorp)
     The decline in the provision for loan losses for the six months ended June 30, 2010 compared to the same 2009 period reflect lower loan portfolio balances and an improvement in residential loan delinquency and loss migration trends during the six months ended June 30, 2010.
     The unemployment rates nationally and in Florida were 9.5% and 11.4%, respectively, at June 30, 2010. There is no assurance that the credit quality of our loan portfolio will improve in subsequent periods and if general economic conditions do not improve in Florida and nationwide, the credit quality of our loan portfolio may continue to deteriorate and additional provisions for loan losses will be required.
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	As of
	June 30, 2010	December 31, 2009
NONPERFORMING ASSETS
Tax certificates	$2,836	2,161
Commercial real estate	230,007	167,867
Consumer	13,818	14,451
Small business	12,248	9,338
Residential real estate (1)	83,894	76,401
Commercial business	22,159	18,063

Total nonaccrual assets (2)	$364,962	288,281

Residential real estate owned	$11,569	9,607
Commercial real estate owned	32,504	25,442
Small business real estate owned	1,064	580
Consumer real estate owned	356	306
Other repossessed assets	87	10

Total repossessed assets	45,580	35,945

Total nonperforming assets, net	$410,542	324,226

Allowances
Allowance for loan losses	$180,635	173,588
Allowance for tax certificate losses	8,175	6,781

Total allowances	$188,810	180,369

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (3)	$2,126	9,960
Performing impaired loans (4)	42,698	6,150
Troubled debt restructured loans	145,739	107,642

TOTAL POTENTIAL PROBLEM LOANS	$190,563	123,752

(1)	Includes $39.2 million and $41.3 million of interest-only residential loans as of June 30, 2010 and December 31, 2009, respectively.

(2)	Includes $60.1 million and $45.7 million of troubled debt restructured loans as of June 30, 2010 and December 31, 2009, respectively.

(3)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral that we believe is sufficient to prevent a loss.

(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans.
     Non-performing assets were higher at June 30, 2010 compared to December 31, 2009 primarily due to a $76.7 million increase in non-accrual loans and a $9.6 million increase in real estate owned.
     The increase in non-accrual loans at June 30, 2010 compared to December 31, 2009 primarily resulted from a substantial increase in commercial real estate non-accrual loans. During the six months ended June 30, 2010, BankAtlantic transferred $6.9 million of loans to real estate owned, placed $125.0 million of loans on non-accrual, charged-off $35.5 million of loans, moved $10.0 million of loans to accruing and received $10.6 million of proceeds from the sale of loans and short sales. Commercial loans transferred to non-accrual were primarily collateralized by non-residential properties. At June 30, 2010, $43.6 million of non-accrual commercial real estate loans were current as to their payment terms. However, there is no assurance that these loans will subsequently return to an accruing status or that the borrowers will continue to make timely payments, if at all.

Financial Services
(BankAtlantic Bancorp)
     The increase in residential non-accrual loans was primarily the result of a prolonged foreclosure process. Residential loan delinquencies excluding non-accrual loans have declined from $26.7 million at December 31, 2009 to $18.5 million at June 30, 2010; however, the foreclosure processes vary by state and can currently take more than 15 months to complete. We believe that the lower delinquencies excluding non-accrual loans may result in lower new non-accrual residential loan balances in the future; however, we anticipate higher residential real estate owned balances in subsequent periods as these non-accrual loans continue through the foreclosure process.
     During the six months ended June 30, 2010, BankAtlantic has experienced increased delinquencies and charge-offs associated with its small business loan portfolio. These adverse trends have resulted in increased non-accrual small business loans as the adverse economic conditions in Florida have impacted our borrowers’ ability to perform under the terms of their loan agreements. If these adverse trends continue in subsequent periods, we may experience an increase in charge-offs and non-accrual small business loans.
     The allowance for tax certificate losses at June 30, 2010 compared to December 2009 reflects the impact of adverse real estate market conditions on our out-of-state tax certificate portfolio.
     The higher balance of repossessed assets at June 30, 2010 compared to December 31, 2009 reflects foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit-worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent which leaves BankAtlantic few viable options other than initiating the foreclosure process. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets to increase.
     BankAtlantic’s potential problem loans at June 30, 2010 increased compared to December 31, 2009 primarily due to an increase in commercial real estate troubled debt restructured loans. In response to current market conditions, BankAtlantic decided, on a case-by-case basis, to modify loans for certain borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans during the six months ended June 30, 2010. Generally, the concessions made to borrowers experiencing financial difficulties may include a variety of modifications, including among others the reduction of contractual interest rates, forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period. As a consequence, BankAtlantic at June 30, 2010 had approximately $19.9 million of such modified loans classified as non-accrual that were current under the modified payment terms. However, there is no assurance that the modification of loans will result in increased collections from the borrower or that modified loans which return to an accruing status will not subsequently return to non-accrual status.
     BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$46,243	120,487	32,225	83,768
Small business	4,400	9,061	4,520	7,325
Consumer	1,918	13,078	1,744	12,969
Residential	7,573	3,113	7,178	3,580

Total	$60,134	145,739	45,667	107,642

Financial Services
(BankAtlantic Bancorp)
     BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 48.7% of our $252.2 million of non-accrual commercial real estate loans as of June 30, 2010.
     The following table outlines general information about these relationships as of June 30, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (6)	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal

Residential Land Developers
Relationship No. 1 (1)	$26,731	19,200	3,501	Q3-2004	Q4-2008	Q4-2008	Land A&D (5)	Q4-2009
Relationship No. 2 (2)	12,500	10,064	2,356	Q3-2006	Q1-2009	Q1-2009	Land A&D (5)	Q1-2010

Total	$39,231	29,264	5,857

Commercial Land Developers
Relationship No. 3	$26,210	26,210	8,893	Q2-2006	Q4-2009	Q4-2009	Land A&D (5)	Q1-2010
Relationship No. 4 (3)	20,389	20,389	11,597	Q4-2003	Q2-2010	N/A	Commercial Land	Q2-2010
Relationship No. 5	17,777	17,777	7,068	Q3-2006	Q1-2010	Q1-2010	Commercial mixed-use	Q4-2009
Relationship No. 6	18,421	18,421	—	Q2-2007	Q2-2010	Q2-2010	Commercial Land	Q2-2010
Relationship No. 7	10,778	10,778	1,218	Q3-2007	Q4-2009	Q3-2009	Commercial Land	Q4-2009

Total	$93,575	93,575	28,776

Total of Large Relationships	$132,806	122,839	34,633

(1)	During 2009 and 2010, BankAtlantic recognized partial charge-offs on relationship No. 1 aggregating $6.8 million.

(2)	During 2009, BankAtlantic recognized partial charge-offs on relationship No. 2 of $2.3 million.

(3)	The loan is currently not in default.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).

(6)	Outstanding balance is the “Unpaid Principal Balance” less write-downs.
     The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
							Average
	Outstanding	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Balance	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$46,150	64.58%	113.27%	743	742	$4,980	32.35%
2006	52,236	70.70%	120.72%	734	722	4,790	35.65%
2005	68,193	73.76%	118.56%	726	715	10,700	35.68%
2004	340,993	67.96%	80.94%	736	729	19,871	34.41%
Prior to 2004	163,745	67.45%	59.49%	734	730	7,581	33.91%

	Interest Only Purchased Residential Loans
							Average
	Outstanding	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Balance	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$88,337	72.03%	128.46%	750	737	$16,808	33.98%
2006	198,595	73.98%	124.77%	741	738	28,575	34.94%
2005	180,317	69.49%	112.81%	741	749	7,967	34.09%
2004	87,247	70.64%	96.15%	744	716	5,132	31.76%
Prior to 2004	85,473	58.41%	77.49%	744	734	2,596	31.59%

Financial Services
(BankAtlantic Bancorp)
     The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
							Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$12,209	67.67%	119.96%	731	735	$1,025	33.11%
California	162,499	68.06%	85.34%	739	738	12,034	34.81%
Florida	89,886	69.60%	101.42%	723	711	11,772	35.30%
Nevada	6,076	70.79%	116.79%	738	734	351	36.24%
Other States	400,647	68.18%	80.92%	733	732	23,012	33.72%

	Interest Only Purchased Residential Loans
							Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$19,840	70.15%	144.52%	752	740	$3,135	32.32%
California	179,186	70.26%	106.49%	742	734	22,102	33.82%
Florida	43,327	67.96%	134.75%	747	735	9,731	31.91%
Nevada	8,598	72.21%	187.82%	745	736	4,269	34.97%
Other States	389,018	69.99%	108.26%	742	742	21,841	33.95%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the third quarter of 2009.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.
     The table below presents the allocation of the allowance for loan losses (“ALL”) by various loan classifications, the percent of allowance to each loan category (“ALL to total loans percent”) and the percentage of loans in each category to total loans (“Loans to total loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	June 30, 2010			December 31, 2009
		ALL	Loans		ALL	Loans
		to total	by		to total	by
	ALL	loans	category	ALL	loans	category
	by	in each	to total	by	in each	to total
	category	category	loans	category	category	loans

Commercial business	$9,412	7.27%	3.67%	4,515	2.89%	4.10%
Commercial real estate	98,544	9.42	29.67	91,658	8.21	29.24
Small business	8,993	2.91	8.76	7,998	2.55	8.20
Residential real estate	22,628	1.62	39.60	27,000	1.74	40.60
Consumer	41,058	6.37	18.30	42,417	6.22	17.86

Total allowance for loan losses	$180,635	5.09	100.00	173,588	4.41	100.00

Financial Services
(BankAtlantic Bancorp)
     Included in the allowance for loan losses as of June 30, 2010 and December 31, 2009 were specific reserves by loan type as follows (in thousands):

	June 30,	December 31,
	2010	2009
Commercial real estate	$70,007	42,523
Commercial business	8,412	174
Small business	3,061	753
Consumer	2,308	4,621
Residential	10,085	8,784

Total	$93,873	56,855

     The increase in the allowance for loan losses at June 30, 2010 compared to December 31, 2009 primarily resulted from the establishment of specific valuation allowances on commercial real estate and commercial business loans due to the deteriorating financial condition of certain of our borrowers resulting in greater reliance on declining underlying collateral values. The increase in the small business allowance primarily reflected higher general allowances due to unfavorable delinquency trends and an increase in specific reserves associated with impaired loans. The increase in the allowance for commercial and small business loans was partially offset by a decline in the residential and consumer allowance for loan losses. The decline in the consumer allowance reflects lower loan balances, the improvement of delinquency trends excluding non-accruals, and improvements in early-stage delinquency migration from one payment delinquent to two payments delinquent. The reduction in the residential loan allowance for loan losses was primarily due to lower loan balances, improvements in delinquency rates excluding non-accruals, improvements in early-stage delinquency migration, and lower historical loss experience during the six months ended June 30, 2010.
BankAtlantic’s Non-Interest Income

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(in thousands)	2010	2009	Change	2010	2009	Change

Service charges on deposits	$15,502	19,347	(3,845)	30,550	38,032	(7,482)
Other service charges and fees	7,739	8,059	(320)	15,117	15,084	33
Securities activities, net	309	2,067	(1,758)	3,441	6,387	(2,946)
Income from unconsolidated companies	—	103	(103)	—	181	(181)
Other	2,721	3,200	(479)	5,420	5,957	(537)

Non-interest income	$26,271	32,776	(6,505)	54,528	65,641	(11,113)

     The lower revenues from service charges on deposits during the three and six months ended June 30, 2010 compared to the same 2009 periods primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected both our focus on targeting customers who maintain deposit accounts with higher balances and the result of a change in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. We anticipate that these events will result in further declines in our overdraft fee income in future periods.
     The decline in other service charges and fees during the three months ended June 30, 2010 compared to the same 2009 period was primarily due to higher incentive fees received from our third party vendor during the 2009 quarter. This reduction in incentive fee income was partially offset by an increase in interchange income based, we believe, on increased spending by our customers.
     During the three months ended June 30, 2010 BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and recognized a $0.3 million gain on the contract. During the six months ended June 30, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings.

Financial Services
(BankAtlantic Bancorp)
     During the three and six months ended June 30, 2009, BankAtlantic sold $41.5 million and $190.6 million of agency securities available for sale for a $2.0 million and $6.3 million gain, respectively.
     Income from unconsolidated companies during the three and six months ended June 30, 2009 represented equity earnings from a joint venture that engages in accounts receivable factoring. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities. BankAtlantic Bancorp has restricted the funding of the factoring joint venture to a maximum of $10 million.
     The decline in other non-interest income for the three and six months ended June 30, 2010 compared to the same 2009 periods was primarily the result of $0.7 million foreign currency unrealized exchange loss associated with foreign currency in cruise ship ATMs. The foreign currency unrealized exchange loss was partially offset by the $0.3 million gain on the derivative contract mentioned above in securities activities, net.
BankAtlantic’s Non-Interest Expense

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Employee compensation and benefits	$24,254	24,985	(731)	48,628	53,063	(4,435)
Occupancy and equipment	13,745	14,842	(1,097)	27,326	29,752	(2,426)
Advertising and business promotion	2,121	1,846	275	4,055	4,627	(572)
Professional fees	4,220	2,336	1,884	6,785	5,280	1,505
Check losses	521	991	(470)	953	1,835	(882)
Supplies and postage	895	991	(96)	1,860	1,991	(131)
Telecommunication	655	580	75	1,184	1,274	(90)
Cost associated with debt redemption	53	1,441	(1,388)	60	2,032	(1,972)
Provision for tax certificates	2,134	1,414	720	2,867	2,900	(33)
Restructuring charges and exit activities	1,726	1,406	320	1,726	3,280	(1,554)
Impairment of real estate owned	521	411	110	664	623	41
Impairment of goodwill	—	—	—	—	9,124	(9,124)
FDIC special assessment	—	2,428	(2,428)	—	2,428	(2,428)
Other	8,670	7,406	1,264	16,128	14,571	1,557

Total non-interest expense	$59,515	61,077	(1,562)	112,236	132,780	(20,544)

     The decline in employee compensation and benefits during the three months ended June 30, 2010 compared to the same 2009 period resulted primarily from a decline in the workforce and lower employee benefit costs. Benefit costs, primarily health insurance and pension costs, were $0.9 million lower during the 2010 quarter compared to the 2009 quarter. BankAtlantic experienced lower health insurance claims during the 2010 quarter. Additionally, costs declined during the 2010 quarter due to the discontinuation of the 401(k) Plan employee match in April 2009 and lower pension expenses due to the appreciation of pension assets during the year ended December 31, 2009.
     The substantial decline in employee compensation and benefits during the six months ended June 30, 2010 compared to the same 2009 period resulted primarily from a decline in the workforce, including a reduction of 130 associates, or 7%, in March 2009. As a consequence of the work force reduction and attrition, the number of full-time equivalent employees declined from 1,770 at December 31, 2008 to 1,492 at June 30, 2010, or a 19% reduction.
     The decline in occupancy and equipment for the three and six months ended June 30, 2010 compared to the same 2009 periods primarily resulted from the consolidation of back-office facilities and lower depreciation and rent expense. Depreciation expense declined by $0.5 million and building maintenance, rent expense and utilities declined by $0.6 million during the 2010 quarter compared to the same 2009 period. Depreciation expense declined by $1.1 million and building maintenance, rent expense and utilities declined by $1.2 million during the 2010 six month period compared to the same 2009 period.

Financial Services
(BankAtlantic Bancorp)
     BankAtlantic’s advertising and business promotion expense during the 2010 quarter remained at the 2009 period levels. Direct mail advertising and advertising postage declined by $0.6 million during the six months ended June 30, 2010 compared to the same 2009 period as the marketing strategy focused less on direct mail advertising and more on enhancing customer relationships.
     The higher professional fees during the three and six months ended June 30, 2010 compared to the same 2009 periods primarily resulted from legal and related costs in connection with the class-action securities litigation and secondarily from legal costs associated with tax certificate activities litigation, loan modifications and loan work-outs. Legal expenses during the three and six months ended June 30, 2010 were partially offset by $1.4 million and $3.1 million, respectively, of insurance reimbursements in connection with the class action securities litigation. During 2010, litigation costs on certain cases exceeded the deductible under our director and officer liability insurance and we began receiving eligible cost reimbursements from by the insurance carrier. Insurance claim reimbursements are recognized as a reduction to legal fees when the claim is approved the insurance carrier. The claims under our director and officer liability insurance are on-going and we expect to receive partial reimbursement for litigation costs associated with the pending securities litigation in future periods.
     The lower check losses for the three and six months ended June 30, 2010 compared to the same 2009 periods were primarily related to decreases in customer overdrafts, lower volume of new accounts as well as more stringent overdraft policies.
     The costs associated with debt redemptions during the three months ended June 30, 2010 resulted from the prepayment of a $2 million FHLB advance obligation. During the six months ended June 30, 2010 BankAtlantic prepaid a $0.7 million mortgage-backed bond that was scheduled to mature in September 2013.
     The costs associated with debt redemptions during the three and six months ended June 30, 2009 were the result of prepayment penalties incurred upon the prepayment of $276.4 million and $526.0 million, respectively, of FHLB advances.
     The provision for tax certificates losses during the three and six months ended June 30, 2010 and 2009 reflects charge-offs and increases in tax certificate reserves for certain legacy out-of-state certificates in distressed markets. We have significantly reduced the acquisition of out-of-state tax certificates and concentrate the majority of our tax certificate acquisitions in Florida.
     The restructuring charge for the three months ended June 30, 2010 and 2009 primarily reflects additional impairment charges for real estate held for sale that was originally acquired for store expansion. The restructuring charge for the six months ended June 30, 2009 included one-time termination costs incurred as a result of the March 2009 workforce reduction discussed above.
     BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the six months ended June 30, 2009. BankAtlantic had remaining goodwill of $13.1 million relating to its capital services reporting unit included in its statement of condition as of June 30, 2010. If market conditions do not improve or deteriorate further, BankAtlantic may incur additional goodwill impairment charges in future periods.
     In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.
     The increase in other non-interest expense for the three and six months ended June 30, 2010 compared to the same 2009 periods related to a $1.2 million loss on the sale of a real estate project. Additionally, BankAtlantic incurred higher property maintenance costs associated with real estate owned and non-performing loans during the 2010 period compared to the same 2009 periods.
     Management continuously reviews non-interest expenses with a view to improving operating efficiencies.

Financial Services
(BankAtlantic Bancorp)
     In July 2010, BankAtlantic reduced its workforce by approximately 7%. It is expected that the workforce reduction will reduce annual compensation expense by approximately $8 to $10 million. In the third quarter of 2010, BankAtlantic also engaged a consulting firm to assist management in improving processes.
     In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it has decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its Tampa operations. BankAtlantic’s Tampa operations include 19 branches and approximately $400 million in deposits. BankAtlantic has engaged an investment banking firm to assist it in selling the Tampa operations. It is anticipated that the sale of the Tampa operations will reduce non-interest expenses by approximately $15 to $20 million.
     Management’s focus on reducing expenses and increasing operating efficiencies is on-going and BankAtlantic anticipates further expense reductions and operating improvement initiatives during 2010; however, there is no assurance that BankAtlantic will be successful in these efforts.
BankAtlantic Bancorp Parent Company Results of Operations

	For the Three Months			For the Six Months
(in thousands)	Ended June 30,			Ended June 30,
	2010	2009	Change	2010	2009	Change
Net interest expense	$(3,579)	(3,807)	228	(7,064)	(7,828)	764
Provision for loan losses	(4,919)	(7,539)	2,620	(3,640)	(8,296)	4,756

Net interest expense after provision for loan losses	(8,498)	(11,346)	2,848	(10,704)	(16,124)	5,420
Non-interest income	511	(973)	1,484	969	(513)	1,482
Non-interest expense	3,393	1,859	1,534	5,037	3,563	1,474

Parent company loss	$(11,380)	(14,178)	2,798	(14,772)	(20,200)	5,428

     Net interest expense declined during the three and six months ended June 30, 2010 compared to the same 2009 period as a result of lower average interest rates during the 2010 period partially offset by higher debenture average balances. Average rates on junior subordinated debentures decreased from 5.39% and 5.49% during the three and six months ended June 30, 2009 to 4.69% and 4.65% during the same 2010 periods reflecting lower LIBOR interest rates during the 2010 periods compared to the 2009 periods. The average balances on junior subordinated debentures increased from $294 million and $296 million during the 2009 periods to $312 million and $311 million during the 2010 periods. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Also included in net interest expense during the three and six months ended June 30, 2010 was $59,000 and $114,000 respectively, of interest income on two performing loans aggregating $3.4 million and $22,000 and $45,000 of interest income from investments. Net interest expense during the three and six months ended June 30, 2009 included $162,000 and $234,000, respectively, of interest income on the two performing loans and $34,000 and $171,000, respectively, of interest income from investments.
     Non-interest income during the three months and six months ended June 30, 2010 reflects $249,000 and $490,000, respectively, of fees for executive services provided to BankAtlantic and the remaining non-interest income for the periods was equity earnings from BankAtlantic Bancorp Parent Company’s investment in statutory business trusts that issue trust preferred securities.
     Non-interest income during the three and six months ended June 30, 2009 included a $1.4 million other—than- temporary decline in value of an investment in an unrelated financial institution and a $120,000 gain on the sale of 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck. Income from executive services provided to BankAtlantic was $281,000 and $497,000 during the three and six months ended June 30, 2009 and the remaining non-interest income for the periods was equity earnings from BankAtlantic Bancorp Parent Company’s investment in statutory business trusts that issue trust preferred securities.

Financial Services
(BankAtlantic Bancorp)
     The increase in non-interest expense during the three and six months ended June 30, 2010 compared to the same 2009 periods primarily related to a $0.6 million loss on the sale of an REO property and $0.7 million write-downs of REO during the second quarter of 2010.
     In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of BankAtlantic Bancorp Parent Company. The composition of these loans as of June 30, 2010 and December 31, 2009 was as follows (in thousands):

	June 30,	December 31,
	2010	2009

Nonaccrual loans:
Commercial residential real estate:
Builder land bank loans	$5,977	14,060
Land acquisition and development	4,633	10,376
Land acquisition, development and construction	8,225	14,903

Total commercial residential real estate	18,835	39,339
Commercial non-residential real estate	5,523	5,558

Total non-accrual loans	24,358	44,897
Allowance for loan losses — specific reserves	(7,227)	(13,630)

Non-accrual loans, net	17,131	31,267
Performing commercial non-residential loans	2,961	3,116

Loans receivable, net	$20,092	34,383

Real estate owned	$9,832	10,532

     During the six months ended June 30, 2010, BankAtlantic Bancorp Parent Company foreclosed on a $5.2 million land acquisition, development and construction loan, and a $7.9 million builder land bank loan. The properties obtained from the two foreclosures were sold for cash proceeds of $9.8 million. The work-out subsidiary also received $0.3 million from loan principal repayments during the six month period, and recognized $10.0 million of charge-offs. Specific valuation allowances of $8.5 million were established on the above loans in prior periods.
     BankAtlantic Bancorp Parent Company’s non-accrual loans include large loan balance lending relationships. Three relationships account for 63% of its $24.4 million of non-accrual loans as of June 30, 2010. The following table outlines general information about these relationships as of June 30, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (5)	Reserves	Originated	on Nonaccrual	Date (3)	Type (4)	Full Appraisal

Commercial Business
Relationship No. 1	5,523	5,523	265	Q4-2005	Q4-2007	Q4-2007	Commercial Land	Q4-2009

Residential Land Developers
Relationship No. 2 (1)	19,881	5,977	627	Q1-2005	Q4-2007	Q1-2008	Builder Land	Q3-2009
Relationship No. 3 (2)	7,796	3,845	2,876	Q4-2003	Q4-2007	Q3-2007	Land AD&C	Q3-2009

Total Residential Land Developers	27,677	9,822	3,503

Total	33,200	15,345	3,768

(1)	During 2008, 2009 and 2010, BankAtlantic Bancorp recognized partial charge-offs on relationship No. 2 aggregating $13.9 million.

(2)	During 2008 and 2010, BankAtlantic Bancorp recognized partial charge-offs on relationship No. 3 aggregating $4.0 million.

(3)	The default date is defined as the date of the initial missed payment prior to default.

(4)	Acquisition and development (“A&D”).

(5)	Outstanding balance is the “Unpaid Principal Balance” less write-downs.

Financial Services
(BankAtlantic Bancorp)
     The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on the fair value of the underlying collateral less costs to sell. The fair value of the collateral was determined using third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is generally obtained at the date of foreclosure.
     The activity in BankAtlantic Bancorp Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Balance, beginning of period	$8,049	11,758	13,630	11,685
Loans charged-off	(5,741)	(3,898)	(10,043)	(4,582)
Recoveries of loans previously charged-off	—	—	—	—

Net (charge-offs)	(5,741)	(3,898)	(10,043)	(4,582)
Provision for loan losses	4,919	7,539	3,640	8,296

Balance, end of period	$7,227	15,399	7,227	15,399

     The $5.7 million of charge-offs during the three months ended June 30, 2010 related to one builder land bank loan. A specific reserve of $2.9 million was established on this loan during prior periods. The remaining charge-offs during the six months ended June 30, 2010 primarily related to two loans. One loan was charged-down $2.7 million upon the foreclosure and sale of the collateral. The other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. BankAtlantic Bancorp Parent Company established specific reserves of $5.7 million on these two loans in prior periods.
     During the three months ended June 30, 2009, BankAtlantic Bancorp Parent Company’s work-out subsidiary foreclosed on two loans and recorded $3.9 million of charge-offs. Additionally, during the three months ended June 30, 2009 BankAtlantic Bancorp Parent Company’s work-out subsidiary specific valuation allowance was increased $3.7 million associated with a decline in the values of collateral on non-performing loans. During the six months ended June 30, 2009, BankAtlantic Bancorp Parent Company recognized a $0.7 million charge-off associated with a foreclosure.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     Currently, BankAtlantic Bancorp Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. BankAtlantic Bancorp Parent Company also may obtain funds through dividends, and issuance of equity and debt securities, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. BankAtlantic Bancorp Parent Company has historically used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At June 30, 2010, BankAtlantic Bancorp had approximately $315.2 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.2 million based on interest rates at June 30, 2010 and are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, BankAtlantic Bancorp Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow BankAtlantic Bancorp Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $21.0 million that would otherwise have been paid during the

Financial Services
(BankAtlantic Bancorp)
eighteen months ended June 30, 2010 were deferred. BankAtlantic Bancorp Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BankAtlantic Bancorp Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, BankAtlantic Bancorp may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp Parent Company may end the deferral by paying all accrued and unpaid interest. BankAtlantic Bancorp Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If BankAtlantic Bancorp Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $72.6 million of unpaid interest based on average interest rates as of June 30, 2010. BankAtlantic Bancorp’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.
     During the year ended December 31, 2009 and during the six months ended June 30, 2010, BankAtlantic Bancorp Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp Parent Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to BankAtlantic Bancorp. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and BankAtlantic Bancorp does not expect to receive cash dividends from BankAtlantic during 2010, and possibly longer. However, BankAtlantic Bancorp may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. There is no assurance that BankAtlantic Bancorp Parent Company will be able to monetize the loans on acceptable terms, if at all.
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
     On June 18, 2010 a prospectus supplement was filed with the Securities and Exchange Commission with respect to a $25 million rights offering to BankAtlantic Bancorp’s shareholders. BankAtlantic Bancorp distributed to each holder of record who owned shares of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock on June 14, 2010 non-transferable subscription rights to purchase 0.327 shares of Class A common stock for each share of Class A and Class B common stock owned on that date. The rights offering was for an aggregate amount of $25 million with a subscription price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of BankAtlantic Bancorp’s Class A common stock that were not subscribed for in the rights offering.
     During June 2010, BFC exercised its basic subscription rights, in full, amounting to 5,986,865 shares, and requested to purchase an additional 4,013,135 shares of Class A common stock to the extent available. In connection with the exercise of its subscription rights, BFC delivered to BankAtlantic Bancorp $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, BankAtlantic Bancorp issued to BFC 4,697,184 shares of Class A common stock, which represented substantially all of its basic subscription rights exercise, (less only rights relating to shares held in street name) and delivered to BFC an $8.0 million promissory note for the balance of the funds received. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of Class A common stock issuable to BFC in connection with its exercise of subscription rights in the rights offering. The $7.0 million of proceeds relating to the shares of Class A common stock issued to BFC in June 2010 were included in stockholders’ equity in BankAtlantic Bancorp’s statement of financial condition as of June 30, 2010. The promissory note was included in short-term borrowings in BankAtlantic Bancorp’s statement of financial condition as of June 30, 2010. The delivery of funds by BFC directly to BankAtlantic Bancorp in connection with the exercise of its subscription rights enabled BankAtlantic Bancorp to contribute the $15.0 million of proceeds from the promissory note and the issuance of Class A common stock to BankAtlantic as a capital contribution prior to the end of the 2010 second quarter.

Financial Services
(BankAtlantic Bancorp)
     In July 2010 in connection with the completion of the rights offering, BankAtlantic Bancorp satisfied the promissory note due to BFC in accordance with its terms by issuing to BFC the additional 5,302,816 shares of BankAtlantic Bancorp’s Class A common stock subscribed for by BFC in the rights offering.
     The rights offering was completed on July 20, 2010 with BankAtlantic Bancorp issuing an aggregate of 13,340,379 shares of Class A common stock for net proceeds of approximately $20 million, including 10,000,000 shares issued to BFC.
     During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended, most recently until September 30, 2010. On May 21, 2010, BankAtlantic Bancorp increased the purchase price for each Offer to $600 cash per $1,000 in principal amount of each series of the TruPS, which will be an aggregate amount of $138 million if all the TruPS are purchased. BankAtlantic Bancorp has been advised that consents were received from the holders of in excess of 66 2/3% of the most-senior classes of notes issued by Preferred Term Securities IX, Inc. (“PreTSL IX”). The consents directed the trustee of PreTSL IX, The Bank of New York Mellon, to accept the offer for $25.2 million aggregate principal amount of the Fixed/Floating Rate Capital Securities of BBC Capital Statutory Trust X (the “BBC X TruPS”) held by PreTSL IX (the “offer”). The Bank of New York Mellon advised BankAtlantic Bancorp that it will not accept the offer made to PreTSL IX without receiving a greater percentage of consents. We disagree with The Bank of New York Mellon’s interpretation and believe that the consents received exceeded the threshold required by the indenture of PreTSL IX to authorize the trustee to accept the offer made to PreTSL IX. We filed a lawsuit in the Circuit Court in Broward County, Florida seeking a declaratory judgment and order from the Court directing The Bank of New York Mellon, as trustee, and without any liability to the holders of any class of notes issued by PreTSL IX, to act on the direction received. We are continuing to solicit consents in accordance with the terms of the offers and will pursue the declaratory judgment action. The offers to purchase are conditioned upon acceptance of the offers and upon BankAtlantic Bancorp’s receipt of proceeds from a financing transaction in amounts sufficient to purchase the trust preferred securities tendered. There is no assurance that we will succeed in the litigation, or be in a position to consummate the offer made to PreTSL IX or any other offers in accordance with and subject to the terms of the offers.
     During the six months ended June 30, 2010, BankAtlantic Bancorp Parent Company contributed $28 million of capital to BankAtlantic and during the year ended December 31, 2009, BankAtlantic Bancorp Parent Company contributed $105 million of capital to BankAtlantic.
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

Financial Services
(BankAtlantic Bancorp)
     BankAtlantic Bancorp Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at June 30, 2010.

	As of June 30, 2010
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$8,395	—	—	8,395
Securities available for sale	10	—	2	8
Private investment securities	1,500	—	—	1,500

Total	$9,905	—	2	9,903

     The non-performing loans transferred to the wholly-owned subsidiary of BankAtlantic Bancorp may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at June 30, 2010 was $37.1 million. During the six months ended June 30, 2010, BankAtlantic Bancorp Parent Company received net cash flows of $9.4 million from its work-out subsidiary.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from BankAtlantic Bancorp Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition or an increase in interest rates may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit declined from $760 million as of December 31, 2009 to $597 million as of June 30, 2010 due to reductions in available collateral resulting from the sale of mortgage-backed securities and lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that borrowing capacity from funding sources may decrease.
     In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law permanently raising the maximum standard deposit insurance amount to $250,000 per depositor, for each account ownership category as defined by the FDIC. In addition to this standard insurance coverage, the FDIC has announced that participating depository institutions may provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was scheduled to expire at December 31, 2010; however, the Act extended the program until December 31, 2012. BankAtlantic ‘opted-in’ to the additional coverage on the subject deposits. As a result, BankAtlantic is assessed a 15-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the insured amount.

Financial Services
(BankAtlantic Bancorp)
     The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $115 million and to obtain a $252 million letter of credit securing public deposits as of June 30, 2010. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $588 million at June 30, 2010. An additional source of liquidity for BankAtlantic is its securities portfolio. As of June 30, 2010, BankAtlantic had $191 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $4 million in funding and at June 30, 2010, BankAtlantic had $2.1 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $9 million as of June 30, 2010, with no amounts outstanding under this program at June 30, 2010. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity would be materially adversely affected.
     BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity. BankAtlantic does not anticipate that its brokered deposit balances will increase significantly in the foreseeable future. At June 30, 2010, BankAtlantic had $25.3 million and $24.7 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 0.5% and 0.5% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $454.7 million as of June 30, 2010.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. BankAtlantic has improved its liquidity position during the six months ended June 30, 2010 by reducing assets, increasing deposits, and paying down borrowings.
     BankAtlantic’s commitments to originate loans were $30.1 million at June 30, 2010 compared to $76.5 million at June 30, 2009. At June 30, 2010, total loan commitments represented approximately 0.89% of net loans receivable. BankAtlantic had no commitments to purchase loans at June 30, 2010 or June 30, 2009.
     At June 30, 2010, BankAtlantic had mortgage-backed securities of approximately $21.2 million pledged to secure securities sold under agreements to repurchase, $5.5 million pledged to secure public deposits, and $2.9 million pledged to secure treasury tax and loan accounts and potential borrowings at the Federal Reserve discount window.

Financial Services
(BankAtlantic Bancorp)
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At June 30, 2010:
Total risk-based capital	$399,064	12.86%	8.00%	10.00%
Tier 1 risk-based capital	337,567	10.87	4.00	6.00
Tangible capital	337,567	7.36	1.50	1.50
Core capital	337,567	7.36	4.00	5.00

At December 31, 2009:
Total risk-based capital	$422,724	12.56%	8.00%	10.00%
Tier 1 risk-based capital	357,660	10.63	4.00	6.00
Tangible capital	357,660	7.58	1.50	1.50
Core capital	357,660	7.58	4.00	5.00
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
     Contractual Obligations and Off Balance Sheet Arrangements as of June 30, 2010 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$749,948	568,095	157,483	21,679	2,691
Long-term debt	337,160	—	22,000	20,965	294,195
Advances from FHLB (1)	115,000	115,000	—	—	—
Operating lease obligations held for sublease	25,902	1,085	3,209	2,171	19,437
Operating lease obligations held for use	63,743	7,062	16,549	6,491	33,641
Pension obligation	17,884	1,473	3,040	3,342	10,029
Other obligations	13,006	206	4,800	6,400	1,600

Total contractual cash obligations	$1,322,643	692,921	207,081	61,048	361,593

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
Surety Bond Claim (Westchester Fire Insurance Company v. City of Brooksville)
     This litigation arose from a dispute regarding liability under two performance bonds for infrastructure issued in connection with a plat issued by the City of Brooksville for a single family housing project that was not commenced. The project had been abandoned by Levitt and Sons prior to its bankruptcy filing as non-viable as a consequence of the economic downturn and, in connection with the Levitt and Sons bankruptcy, the mortgagee, Key Bank, was permitted by agreement to initiate and conclude a foreclosure leading to the acquisition of the property by Key Bank’s subsidiary. The City of Brooksville contended that, notwithstanding that the development had not proceeded and was not likely to proceed at any known time in the future, it was entitled to recover the face of the amount of the bonds in the approximate amount of $5.4 million. The company filed a suit for declaratory judgment (in the name of its surety, Westchester) against the City of Brooksville contending that the obligation under the bonds had terminated. On August 2, 2010, the United States District Court for the Middle District of Florida granted Westchester’s motion for summary judgment, terminating any obligation under the bonds. It is anticipated that the City will seek rehearing and, if it is denied, will prosecute an appeal of the court’s decision.
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

BFC FINANCIAL CORPORATION
Date: August 16, 2010	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: August 16, 2010	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: August 16, 2010	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer