Form 10-Q
period 2010-09-30
BFC FINANCIAL CORP
filed 2010-11-17
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
001-09071
BFC Financial Corporation
(Exact name of registrant as specified in its charter)

Florida	59-2022148

(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

2100 West Cypress Creek Road
Fort Lauderdale, Florida	33309

(Address of Principal executive office)	(Zip Code)
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
YES ☐            NO ☑
The number of shares outstanding of each of the registrant’s classes of common stock as of November 10, 2010 is as follows:
Class A Common Stock of $.01 par value, 68,521,497 shares outstanding.
Class B Common Stock of $.01 par value, 6,859,751 shares outstanding.

BFC Financial Corporation

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$385,874	316,080
Interest bearing deposits at other financial institutions	47,990	—
Restricted cash	62,748	24,020
Securities available for sale, at fair value	490,634	346,375
Derivatives, at fair value	95	—
Investment securities at cost (fair value: $1,981 in 2010 and $9,654 in 2009)	1,981	9,654
Current income tax receivable	9,399	64,006
Tax certificates, net of allowance of $8,452 in 2010 and $6,781 in 2009	104,681	110,991
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	45,259	48,751
Loans held for sale	2,839	4,547
Loans receivable, net of allowance for loan losses of $185,947 in 2010 and $187,218 in 2009	3,226,715	3,678,894
Notes receivable including gross securitized notes, net of allowance of $80,754 in 2010 and $3,986 in 2009	598,693	277,274
Retained interest in notes receivable sold	—	26,340
Accrued interest receivable	23,290	32,279
Real estate inventory	460,712	494,291
Real estate owned and other repossessed assets	67,783	46,477
Investments in unconsolidated affiliates	12,776	15,272
Properties and equipment, net	236,636	289,209
Goodwill	12,241	12,241
Intangible assets, net	78,016	81,686
Assets held for sale	37,209	—
Assets held for sale from discontinued operations	—	71,900
Other assets	96,619	96,750

Total assets	$6,002,190	6,047,037

Assets of consolidated variable interest entities (“VIEs”) included in total assets above
Restricted cash	$39,388
Securitized notes receivable, gross	551,899

Total assets of consolidated VIEs	$591,287

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$2,688,407	3,133,360
Non-interest bearing deposits	805,501	815,458
Deposits held for sale	339,360	—

Total deposits	3,833,268	3,948,818
Advances from FHLB	180,000	282,012
Securities sold under agreements to repurchase	19,138	24,468
Short-term borrowings	1,810	2,803
Receivable-backed notes payable	590,052	237,416
Notes and mortgage notes payable and other borrowings	357,123	395,361
Junior subordinated debentures	457,699	447,211
Deferred income taxes	32,514	31,204
Liabilities related to assets held for sale	100	—
Liabilities related to assets held for sale from discontinued operations	—	76,351
Other liabilities	229,218	186,453

Total liabilities	5,700,922	5,632,097

Commitments and contingencies

Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares; issued and outstanding 15,000 shares with a redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 68,521,497 in 2010 and 2009	685	685
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,859,751 in 2010 and 6,854,251 in 2009	69	69
Additional paid-in capital	230,589	227,934
(Accumulated deficit) retained earnings	(50,729)	16,608
Accumulated other comprehensive income (loss)	3,639	(237)

Total BFC Financial Corporation (“BFC”) shareholders’ equity	184,253	245,059
Noncontrolling interests	105,986	158,852

Total equity	290,239	403,911

Total liabilities and equity	$6,002,190	6,047,037

Liabilities of consolidated VIEs included in total liabilities above
Receivable-backed notes payable	$468,325

Total liabilities of consolidated VIEs	$468,325

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Real Estate and Other:
Sales of real estate, net of estimated uncollectibles	$57,919	130	130,089	3,324
Other resorts and communities operations revenue	17,603	—	50,546	—
Other revenues	15,942	845	40,021	2,606
Interest income	20,869	—	81,051	—

	112,333	975	301,707	5,930

Financial Services:
Interest income	44,706	54,561	136,441	174,948
Service charges on deposits	15,214	19,767	45,764	57,799
Other service charges and fees	7,495	7,355	22,612	22,439
Securities activities, net	(552)	4,774	2,898	9,906
Other non-interest income	4,708	3,158	9,725	9,087

	71,571	89,615	217,440	274,179

Total revenues	183,904	90,590	519,147	280,109

Costs and Expenses
Real Estate and Other:
Cost of sales of real estate	21,840	31,664	44,380	33,658
Cost of sales of other resorts and communities operations	13,401	—	38,456	—
Interest expense	24,847	3,128	64,847	8,606
Selling, general and administrative expenses	67,790	10,996	184,394	33,225
Impairment of goodwill	—	2,001	—	2,001

	127,878	47,789	332,077	77,490

Financial Services:
Interest expense	9,126	15,805	30,921	61,378
Provision for loan losses	24,410	63,586	103,718	151,357
Employee compensation and benefits	23,549	24,876	74,082	79,617
Occupancy and equipment	13,263	14,553	40,590	44,306
Advertising and promotion	2,026	1,549	6,209	6,360
Check losses	763	1,146	1,716	2,981
Professional fees	6,209	3,470	13,920	9,491
Supplies and postage	983	1,035	2,902	3,038
Telecommunication	702	353	1,898	1,637
Cost associated with debt redemption	—	5,431	60	7,463
Provision for (recovery from) tax certificates	885	(198)	3,752	2,702
Impairment of goodwill	—	—	—	8,541
Impairment of assets held for sale	4,469	—	4,469	—
Impairment of real estate held for development and sale	—	1,131	1,511	1,165
Impairment of real estate owned	500	137	1,864	760
Lease termination costs, net	1,093	383	1,308	1,684
Employee termination costs	2,103	78	2,103	2,024
FDIC special assessment	—	—	—	2,428
Other expenses	6,617	8,004	23,049	22,900

	96,698	141,339	314,072	409,832

Total costs and expenses	224,576	189,128	646,149	487,322

(continued)
See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
(Loss) gain on settlement of investment in Woodbridge’s subsidiary	—	—	(1,135)	40,369
Equity in earnings from unconsolidated affiliates	317	12,213	786	29,463
Impairment of unconsolidated affiliates	—	(10,780)	—	(31,181)
Impairment of investments		—	—	(2,396)
Other income	498	766	2,135	2,525

Loss from continuing operations before income taxes	(39,857)	(96,339)	(125,216)	(168,433)
Less: Provision (benefit) for income taxes	(996)	3	(5,195)	3

Loss from continuing operations	(38,861)	(96,342)	(120,021)	(168,436)
(Loss) income from discontinued operations	—	(1,367)	2,465	2,169

Net loss	(38,861)	(97,709)	(117,556)	(166,267)
Less: Net loss attributable to noncontrolling interests	(11,239)	(43,697)	(52,919)	(88,943)

Net loss attributable to BFC	(27,622)	(54,012)	(64,637)	(77,324)
Preferred stock dividends	(188)	(188)	(563)	(563)

Net loss allocable to common stock	$(27,810)	(54,200)	(65,200)	(77,887)

Basic and Diluted (Loss) Earnings Per Common Share Attributable to BFC (Note 22):
Basic (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(0.37)	(1.08)	(0.90)	(1.68)
(Loss) earnings per share from discontinued operations	—	(0.01)	0.03	0.01

Net loss per common share	$(0.37)	(1.09)	(0.87)	(1.67)

Diluted (Loss) Earnings Per Common Share
Loss per share from continuing operations	$(0.37)	(1.08)	(0.90)	(1.68)
(Loss) earnings per share from discontinued operations	—	(0.01)	0.03	0.01

Net loss per common share	$(0.37)	(1.09)	(0.87)	(1.67)

Basic weighted average number of common shares outstanding	75,381	49,509	75,379	46,599

Diluted weighted average number of common and common equivalent shares outstanding	75,381	49,509	75,379	46,599

Amounts attributable to BFC common shareholders:
Loss from continuing operations	$(27,810)	(53,337)	(67,665)	(78,125)
(Loss) income from discontinued operations	—	(863)	2,465	238

Net loss attributable to BFC common shareholders	$(27,810)	(54,200)	(65,200)	(77,887)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(38,861)	(97,709)	(117,556)	(166,267)

Other comprehensive income, net of tax:
Unrealized gains on securities available for sale	219	8,232	5,294	21,953
Unrealized loss associated with investment in unconsolidated affiliates	—	(986)	—	(381)
Pro-rata share of cumulative impact of accounting changes recognized by Bluegreen Corporation on retained interests in notes receivable sold	—	—	—	(1,251)
Realized (gains) loss reclassified into net loss	249	(4,773)	(2,890)	(7,510)

Other comprehensive income	468	2,473	2,404	12,811

Comprehensive loss	(38,393)	(95,236)	(115,152)	(153,456)
Less: Comprehensive loss attributable to noncontrolling interests	(11,560)	(46,447)	(53,466)	(87,051)

Total comprehensive loss attributable to BFC	$(26,833)	(48,789)	(61,686)	(66,405)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statement of Changes in Equity — Unaudited
For the Nine Months Ended September 30, 2010
(In thousands)

							Accumulated
							Other
						(Accumulated	Compre-	Total	Non-
	Shares of Common		Class A	Class B	Additional	Deficit)	hensive	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	Retained	Income	Shareholders’	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Equity	Subsidiaries	Equity

Balance, December 31, 2009	68,521	6,854	$685	$69	$227,934	$16,608	$(237)	$245,059	$158,852	$403,911
Cumulative effect of change in accounting principle (Note 2)	—	—	—	—	—	(2,137)	925	(1,212)	(811)	(2,023)

Balance beginning of year, as adjusted			$685	$69	$227,934	$14,471	$688	$243,847	$158,041	$401,888
Net loss	—	—	—	—	—	(64,637)	—	(64,637)	(52,919)	(117,556)
Other comprehensive income (loss)	—	—	—	—	—	—	2,951	2,951	(547)	2,404
Issuance of Class B Common Stock from exercise of options	—	6	—	—	2	—	—	2	—	2
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	1,772	—	—	1,772	—	1,772
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	1,411	1,411
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(563)	—	(563)	—	(563)
Share-based compensation related to stock options	—	—	—	—	881	—	—	881	—	881

Balance, September 30, 2010	68,521	6,860	$685	$69	$230,589	$(50,729)	$3,639	$184,253	$105,986	$290,239

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$246,196	25,754

Investing activities:
Purchase of interest-bearing deposits in other financial institutions	(47,990)	—
Proceeds from redemption and maturity of investment securities and tax certificates	107,238	170,087
Purchase of investment securities and tax certificates	(97,285)	(123,250)
Proceeds from sales of securities available for sale	92,109	318,779
Proceeds from maturities of securities available for sale	96,420	116,743
Purchase of securities available for sale	(322,872)	(75,500)
(Increase) decrease in restricted cash	(2,970)	12,971
Cash paid in settlement of Woodbridge subsidiary’s bankruptcy	—	(12,430)
Purchases of FHLB stock	—	(2,295)
Redemption of FHLB stock	3,492	8,151
Investments in unconsolidated affiliates	—	(973)
Distributions from unconsolidated affiliates	85	564
Net decrease in loans receivable	283,226	305,467
Proceeds from the sale of loans receivable	29,421	5,427
Improvements to real estate owned	(945)	(1,018)
Proceeds from sales of real estate owned	18,899	3,715
Proceeds from the sale of assets	75,306	—
Disposals of office properties and equipment	507	—
Purchases of office property and equipment, net	(5,455)	(3,016)
Cash from consolidation of Pizza Fusion	—	3,000

Net cash provided by investing activities	229,186	726,422

Financing activities:
Net (decrease) increase in deposits	(115,550)	39,683
Prepayment of FHLB advances	(2,068)	(1,159,463)
Net (repayments) proceeds from FHLB advances	(100,000)	527,000
Decrease in short-term borrowings	(6,323)	(250,488)
Prepayment of notes and bonds payable	(661)	—
Repayment of notes, mortgage notes and bonds payable	(256,944)	(2,612)
Proceeds from notes, mortgage notes and bonds payable	84,509	132
Payments for debt issuance costs	(3,198)	(1,167)
Preferred stock dividends paid	(563)	(563)
Purchase and retirement of Woodbridge common stock	—	(13)
Proceeds from the issuance of BankAtlantic Bancorp Class A common stock from non-BFC shareholders	4,601	45,377
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	—	(198)
Proceeds from the exercise of BFC stock options	2	—
Proceeds from the issuance of common stock in Pizza Fusion	1,279	—
Non-controlling interest distributions	(5,770)	—

Net cash used in financing activities	(400,686)	(802,312)

Increase (decrease) in cash and cash equivalents	74,696	(50,136)
Cash and cash equivalents at beginning of period	316,080	278,937
Cash and cash equivalents held for sale	(4,902)	—

Cash and cash equivalents at end of period	$385,874	228,801

(continued)
See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
Supplemental cash flow information:
Interest paid on borrowings and deposits	$74,836	78,149
Income taxes refunded, net of payments	59,793	—
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	40,942	21,268
Long-lived assets held-for-use transferred to assets held for sale	1,919	—
Long-lived assets held-for-sale transferred to assets held for use	1,239	—
Transfers to assets held-for-sale:
Cash	4,902
Office properties and equipment	32,307
Securities purchased pending settlement	5,239	—
Net increase in BFC accumulated other comprehensive income, net of taxes	2,951	10,919
Net increase in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	1,772	7,818
Net decrease in equity resulting from cumulative effect of change in accounting principle (See Note 2)	(2,023)	—
Net increase in shareholders’ equity resulting from the cumulative impact of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	—	485
BFC and Woodbridge Merger related transactions:
Increase in BFC’s Class A Common Stock	—	448
Increase in additional paid-in-capital	—	99,135
Decrease in BFC’s non-controlling interest in Woodbridge	—	(99,583)
See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
          BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana, Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries, including Core Communities, LLC and its subsidiaries (“Core” or “Core Communities”). As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
          As previously disclosed, on September 21, 2009, BFC consummated its merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC (“Woodbridge”), BFC’s wholly-owned subsidiary which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded. Woodbridge is the parent company of Core.
          On November 16, 2009, an additional 7.4 million shares of the common stock of Bluegreen were purchased, increasing our ownership interest to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are deemed to have a controlling interest in Bluegreen and, under generally accepted accounting principles (“GAAP”), Bluegreen’s results since November 16, 2009, the date of the share purchase, are consolidated in BFC’s financial statements. Prior to November 16, 2009, the investment in Bluegreen’s shares represented approximately 29% of Bluegreen’s common stock and Bluegreen was accounted for using the equity method.
          GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen, Woodbridge and Core are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At September 30, 2010, we owned approximately 52% of Bluegreen’s common stock and had an approximately 45% ownership interest and 71% voting interest in BankAtlantic Bancorp.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, except the adjustments described below, as are necessary for a fair statement of the Company’s consolidated financial condition at September 30, 2010, the consolidated results of operations, comprehensive loss for the three and nine months ended September 30, 2010 and 2009, the changes in consolidated equity for the nine months ended September 30, 2010 and consolidated cash flows for the nine months ended September 30, 2010 and 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All significant inter-company balances and transactions have been eliminated in consolidation.
          During the third quarter of 2010, the Company recorded adjustments to sales of real estate, net of estimated uncollectibles, and interest income on notes receivable to correct amounts previously recorded in the first and second quarters of 2010 in connection with the consolidation of the financial statements of Bluegreen.
          The impact of these adjustments was an increase in sales of real estate, net of estimated uncollectibles of approximately $6.0 million and a decrease in interest income on notes receivable of $5.8 million, resulting in a net increase in notes receivable of approximately $200,000.
          Additionally, during the third quarter of 2010, the Company recorded an adjustment to interest expense to properly recognize interest expense using the default rates applicable on the defaulted debt at Woodbridge and Core in accordance with their respective loan agreements for the fourth quarter of 2009 and the first and second quarters of 2010. This adjustment resulted in a $3.1 million increase in both interest expense and accrued interest liability.
          The impact of these adjustments was not material to the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2010 or the Company’s consolidated financial statements for the applicable prior periods.
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
          In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Additionally, the results of operations for the Projects are included in the Company’s Consolidated Statements of Operations in discontinued operations for the three and nine month periods ended September 30, 2009 and the nine month period ended September 30, 2010. On June 10, 2010, Core sold the Projects for approximately $75.4 million. As a result of the sale, a $2.6 million gain on sale of discontinued operations was realized in the second quarter of 2010. See Note 5 for further information.
          On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary of BankAtlantic Bancorp engaged in retail and institutional brokerage and investment banking. Under the terms of the Ryan Beck sales agreement, BankAtlantic Bancorp received additional consideration based on Ryan Beck revenues over the two year period following the closing of the sale. BankAtlantic Bancorp also had certain indemnification obligations under the terms of the agreement. The $4.2 million of earn-out consideration is included in the Company’s Consolidated Statement of Operations as discontinued operations for the nine months ended September 30, 2009. See Note 5 for further information.
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
          We may use our available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, fund operations or repurchase shares of our common stock pursuant to our share repurchase program. The current program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the nine months ended September 30, 2010 or the year ended December 31, 2009. As discussed further in this report, during June and July 2010, BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $15 million as a result of its exercise of subscription rights distributed in BankAtlantic Bancorp’s rights offering to its shareholders.
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
          BFC, on a parent company only basis, has committed that it will not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt or (ii) declare or make any dividends or other capital distributions.
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

Woodbridge
          The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its estimated fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. While there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge continues to seek a satisfactory conclusion with regard to the debt; however, the outcome of these efforts and the litigation is uncertain.
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
Core Communities
          During 2009, the recession continued and the demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core has ceased all development in Tradition, Florida and Tradition Hilton Head. Its assets have been impaired significantly and in an effort to bring about an orderly liquidation without a bankruptcy filing, Core commenced negotiations with all of its lenders seeking to liquidate its assets in an orderly way. Core is currently in default under the terms of all of its outstanding debt totaling approximately $139.4 million. During February 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head was placed under the control of a court appointed receiver. In connection with the receivership, Core entered into a separate agreement with the lender that, among other things, granted Core a right of first refusal to purchase the $25.6 million loan in the event that the lender decides to sell the loan to a third party. This loan is collateralized by inventory that had a net carrying value of $32.3 million, net of impairment charges during 2009 of approximately $29.6 million. On September 1, 2010, the lender commenced an action to enforce the guarantee executed by Core in connection with the loan transactions between the lender and Core South Carolina, a wholly-owned subsidiary of Core. Through this action, the lender seeks to collect on approximately $25 million of indebtedness guaranteed by Core. On October 25, 2010, Core filed an answer and affirmative defenses asserting, among other things, that the claim on the guarantee is not ripe given the bank’s election to first foreclose against the underlying collateral. In addition, Core has raised additional equitable defenses to the claim on the guarantee. Discovery in the case has not yet commenced, and the trial date has been set. The amount of Core’s liability, if any, in this litigation has not been established.
          Separately, on April 7, 2010 and April 8, 2010, Investors Warranty of America, Inc. (“IWA”) filed actions in South Carolina and Florida, respectively, against Core and certain of its subsidiaries seeking foreclosure of mortgage loans totaling approximately $113.8 million, plus additional interest and costs and expenses, including attorneys’ fees. On September 8, 2010, Core and its applicable subsidiaries entered into an agreement with IWA, among other parties, relating to the foreclosure proceedings. IWA subsequently assigned and conveyed its interests in both the Florida and South Carolina loan facilities to PSL Acquisitions, LLC (“PSLA”). On November 8, 2010, Core and its applicable subsidiaries, on the one hand, and PSLA, on the other hand, executed an agreement which, upon the occurrence of certain events and subject to certain exceptions, provides for the resolution of the disputes between them. Pursuant to the agreement, Core and its subsidiaries agreed to, among other things, (i) pledge additional collateral to PSLA consisting of membership interests in certain subsidiaries of Core, (ii) grant security interests in the acreage owned by the subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land, (iii) the amendment of the complaint related to the Florida foreclosure action to include this additional collateral and (iv) the entry into consensual judgments of foreclosure in both foreclosure actions. Core also agreed to cooperate with PSLA in connection with the enforcement of its remedies against the collateral. PSLA has agreed, upon the occurrence of certain events and subject to certain exceptions, not to enforce a deficiency judgment against Core and has released Core from any other claims arising from or relating to the loans. As of September 30, 2010, the net carrying value of Core’s inventory collateralizing the defaulted loans that are the subject of the foreclosure proceedings was $78.1 million, net of impairment charges during 2009 of approximately $33.7 million. There was no impairment charge during the nine months ended September 30, 2010.

          Core was also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core was obligated to fund $1 million towards the building of a fire station. Funding was scheduled in three installments: the first installment of $100,000 was due on October 21, 2009; the second installment of $450,000 was due on January 1, 2010; and the final installment of $450,000 was due on April 1, 2010. Additionally, Core was obligated to fund certain staffing costs of $200,000 under the terms of this agreement. Core did not pay any of the required installments and has not funded the $200,000 payment for staffing. On November 5, 2009, Core received a notice of default from the city for nonpayment. In the event that Core does not make these payments, it may be unable to cure the default on its obligation to the city, which could result in a loss of entitlements associated with the development project.
          On June 10, 2010, Core sold its two commercial leasing projects referred to as “the Projects” to Inland Real Estate Acquisition, Inc. (“Inland”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 5 for further information regarding the Projects.
          Based on an ongoing evaluation of its cost structure and in light of current market conditions, Core reduced its head count by 41 employees during 2009, resulting in approximately $1.3 million in severance charges which were recorded during the fourth quarter of 2009. In the three and nine months ended September 30, 2010, severance related payments at Core totaled approximately $140,000 and $1.1 million, respectively.
          The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and it is not currently anticipated that Woodbridge will provide additional funds to Core. The consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty. See Note 19 for Core’s results which are reported in the Real Estate Operations segment.
BankAtlantic Bancorp and BankAtlantic
          Both BankAtlantic Bancorp Parent Company and BankAtlantic actively manage their liquidity and cash flow needs. BankAtlantic Bancorp Parent Company had cash of $12.2 million as of September 30, 2010, does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $73.9 million would be due in December 2013 if interest is deferred until that date. BankAtlantic Bancorp Parent Company’s operating expenses for the three and nine months ended September 30, 2010 were $2.9 million and $7.9 million, respectively, and $2.2 million and $5.7 million for the three and nine months ended September 30, 2009, respectively. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of borrowings under its lines of credit and Treasury and Federal Reserve lending programs. As of September 30, 2010, BankAtlantic had $338 million of cash and short-term investments and approximately $915 million of available unused borrowings, consisting of $516 million of unused FHLB line of credit capacity, $391 million of unpledged securities, and $8 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease.
          The substantial uncertainties throughout the Florida and national economies and the U.S. banking industry coupled with current market conditions have adversely affected BankAtlantic Bancorp’s and BankAtlantic’s results. As of September 30, 2010, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the OTS, in its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements and otherwise restrict operations based on its view of the risk profile of the specific institution. BankAtlantic’s communications with the OTS include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has and will continue to provide to its regulators, forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings and levels of brokered deposits and liquidity. Additionally, BankAtlantic is subject to various restrictions, the most significant of which include that BankAtlantic will not, unless pursuant to an approved business plan or permitted by the OTS, increase its assets, originate or purchase new commercial real estate loans, acquire or renew brokered deposits or pay dividends to BankAtlantic Bancorp Parent Company. Further, it will not solicit deposits by offering interest rates more than 75 basis points over the local market area rate. BankAtlantic currently expects to receive formal communication from the OTS that we anticipate will require BankAtlantic to maintain regulatory capital ratios at levels above the minimum amounts required for “well capitalized” institutions. Higher capital requirements could require BankAtlantic to raise additional capital or to reduce its asset size further, making it more difficult to achieve profitability. There is no assurance that the BankAtlantic Bancorp Parent Company or BankAtlantic would be successful in raising additional capital on favorable terms or at all, and if successful, may involve the issuance of securities in transactions highly dilutive to BankAtlantic Bancorp’s existing shareholders, including BFC. If BankAtlantic is not able to meet higher regulatory capital requirements, BankAtlantic’s results of operations would be materially adversely impacted. Although BankAtlantic Bancorp and BankAtlantic have experienced operating losses since June 2007, BankAtlantic Bancorp believes that it maintains sufficient liquidity to fund operations at least through September 30, 2011. However, if unanticipated market factors emerge and/or BankAtlantic Bancorp is unable to execute its plans or if BankAtlantic or BankAtlantic Bancorp requires capital and BankAtlantic Bancorp is unable to raise capital, it could have a material adverse impact on the Company’s business, results of operations and financial condition.
4. Share Acquisitions
Bluegreen Share Acquisition
          On November 16, 2009, approximately 7.4 million shares of common stock of Bluegreen were purchased for an aggregate purchase price of approximately $23 million, increasing our interest from 9.5 million shares, or 29%, of Bluegreen’s common stock to 16.9 million shares, or 52%, of Bluegreen’s common stock. As a result, the Company now holds a controlling interest in Bluegreen and, in accordance with GAAP, the Company consolidates all of Bluegreen’s wholly-owned subsidiaries and entities in which Bluegreen holds a controlling financial interest. The Company also consolidates Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), in which Bluegreen holds a 51% equity interest, has an active role as the day-to-day manager of its activities, and has majority voting control of its management committee. The operating results of Bluegreen are included in the Company’s Bluegreen Resorts and Bluegreen Communities segments.
          As part of the accounting for the November 2009 Bluegreen share acquisition, management is continuing to evaluate the fair value of Bluegreen’s inventory and certain of Bluegreen’s contracts, and as such, certain amounts at December 31, 2009 and September 30, 2010 are estimates and are subject to revision as more detailed analyses are completed and additional information becomes available. Any change resulting from the final evaluation of the inventory and contracts of Bluegreen as of the acquisition date may change the amount of the $183.1 million “bargain purchase gain” recorded during the fourth quarter of 2009.
Additional Shares Purchased in BankAtlantic Bancorp’s Rights Offering
          On June 18, 2010, BankAtlantic Bancorp commenced a rights offering (the “Rights Offering”) to its shareholders of record as of the close of business on June 14, 2010 (the “Record Date”). In the Rights Offering, BankAtlantic Bancorp distributed to each eligible shareholder 0.327 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock owned as of the close of business on the Record Date. Fractional subscription rights were rounded up to the next largest whole number. Each subscription right entitled the holder thereof to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at the purchase price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase any additional shares of BankAtlantic Bancorp’s Class A Common Stock that remained unsubscribed for at the expiration of the Rights Offering at the same $1.50 per share purchase price. The Rights Offering expired on July 20, 2010.

          As previously disclosed, BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock in the Rights Offering for an aggregate purchase price of $15.0 million. BFC exercised its basic subscription rights to purchase 5,986,865 shares, and the remaining 4,013,135 shares were acquired by BFC pursuant to its over-subscription request. The shares acquired in the Rights Offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71%.
          BFC’s acquisition of shares of BankAtlantic Bancorp’s Class A Common Stock in the Rights Offering was accounted for as an equity transaction in accordance with applicable Financial Accounting Standards Board (“FASB”) authoritative guidance which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.
5. Discontinued Operations and Assets Held for Sale
Real Estate Discontinued Operations
          Core Communities
          In December 2009, Core Communities reinitiated efforts to sell “the Projects”, its two commercial leasing projects, and began soliciting bids from several potential buyers for the immediate sale of the Projects in their present condition. Due to this decision, the assets associated with the Projects were classified as discontinued operations in accordance with the accounting guidance for the disposal of long-lived assets.
          The assets were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statement of Financial Condition at December 31, 2009. Additionally, the results of operations for the Projects were reclassified to income from discontinued operations in the Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and the nine months ended September 30, 2010. Depreciation related to these assets held for sale ceased in December 2009. The Company elected not to separate these assets in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009. Management reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that an impairment charge was necessary to write down the aggregate carrying value of the Projects to fair value less the estimated costs to sell and, accordingly, recorded an impairment charge of approximately $13.6 million in the fourth quarter of 2009.
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
          The following table summarizes information regarding the assets held for sale and liabilities related to the assets held for sale for the Projects (in thousands):

	September 30,	December 31,
	2010	2009
Restricted cash	$—	538
Property and equipment, net	—	61,588
Other assets	—	9,774

Assets held for sale	$—	71,900

Accounts payable, accrued liabilities and other	$—	1,602
Notes and mortgage payable	—	74,749

Liabilities related to assets held for sale	$—	76,351

          The following table summarizes the results of operations for the Projects (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue	$—	2,161	2,951	6,344
Costs and expenses	—	3,028	3,103	7,876

Loss before income taxes	—	(867)	(152)	(1,532)
Gain on sale of discontinued operations	—	—	2,617	—

Net (loss) income	$—	(867)	2,465	(1,532)

Financial Services- Discontinued Operations
          On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined Ryan Beck revenues during the two-year period immediately following the Ryan Beck sale, which ended on February 28, 2009, and required BankAtlantic Bancorp to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through September 30, 2009. BankAtlantic Bancorp recognized $4.2 million of earn-out consideration during the nine months ended September 30, 2009 and BankAtlantic Bancorp received $3.7 million in proceeds net of a $0.5 million indemnification obligation. In October 2010, BankAtlantic Bancorp received notice from Stifel that Stifel believes that BankAtlantic Bancorp is obligated to pay Stifel an additional $1.2 million based on such indemnification obligation. Management of BankAtlantic Bancorp believes that it has no liability beyond the previously satisfied $0.5 million indemnification obligation and accordingly, no additional obligation was recognized in connection with the indemnification obligation under the Ryan Beck sales agreement at September 30, 2010.
Financial Services- Assets Held for Sale
          In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its Tampa operations which includes 19 branches. BankAtlantic engaged an investment banking firm to assist it in selling the Tampa operations. As a consequence, BankAtlantic reclassified its fixed assets related to the anticipated branch sale to held-for-sale and recognized a $4.5 million impairment as these held-for-sale assets are accounted for at the lower of cost or fair value.
          The assets and liabilities associated with the Tampa operations as of September 30, 2010 were as follows:

ASSETS
Cash and cash equivalents	$4,902
Office properties and equipment	32,307

Total assets held for sale	$37,209

LIABILITIES
Interest bearing deposits	$259,893
Non-interest bearing deposits	79,467

Total deposits	339,360
Accrued interest payable	100

Total liabilities held for sale	$339,460

          BankAtlantic anticipates that the sale of the Tampa operations would reduce annual non-interest expenses by approximately $15 million to $20 million. However, there is no assurance that management will be able to sell its Tampa operations at acceptable terms or at all, and the terms of any such sale are uncertain.

6. Fair Value Measurement
          The following tables present major categories of the Company’s assets measured at estimated fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities	$123,927	—	123,927	—
REMICS (1)	78,805	—	78,805	—
Agency bonds	90,375	—	90,375	—
Municipal bonds	152,177	—	152,177	—
Foreign currency put options	95	95	—	—
Benihana Convertible Preferred Stock	21,393	—	—	21,393
Other equity securities	23,957	23,957	—	—

Total	$490,729	24,052	445,284	21,393

		Fair Value Measurements using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$211,945	—	211,945	—
REMICS (1)	107,347	—	107,347	—
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	17,766	—	—	17,766
Other equity securities	9,067	9,067	—	—

Total securities available for sale at fair value	346,375	9,067	319,292	18,016
Retained interest in notes receivable sold	26,340	—	—	26,340

Total	$372,715	9,067	319,292	44,356

(1)	Real estate mortgage investment conduits (REMICS) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.
There were no recurring liabilities measured at fair value on a recurring basis in the Company’s financial statements.
          The following tables present major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30, 2010
		Benihana
	Other	Convertible
	Bonds	Preferred Stock	Total

Beginning Balance	$250	20,159	20,409
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive income	—	1,234	1,234
Purchases, issuances, and settlements	(250)	—	(250)
Transfers in and/or out of Level 3	—	—	—

Balance at September 30, 2010	$—	21,393	21,393

	Three Months Ended September 30, 2009
		Benihana
		Convertible	Equity
	Other Bonds	Preferred Stock	Securities	Total

Beginning Balance	$250	20,511	210	20,971
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income	—	773	(46)	727
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance at September 30, 2009	$250	21,284	164	21,698

The following tables present major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the Nine Months Ended September 30, 2010
	Retained
	Interests in		Benihana
	Notes	Other	Convertible
	Receivable Sold	Bonds	Preferred Stock	Total

Beginning Balance	$26,340	250	17,766	44,356
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—	—
Cumulative effect of change in accounting principle (1)	(26,340)	—	—	(26,340)
Included in other comprehensive income	—	—	3,627	3,627
Purchases, issuances, and settlements	—	(250)	—	(250)
Transfers in and/or out of Level 3	—	—	—	—

Balance at September 30, 2010	$—	—	21,393	21,393

	For the Nine Months Ended September 30, 2009
		Benihana
	Other	Convertible	Equity
	Bonds	Preferred Stock	Securities	Total

Beginning Balance	$250	16,426	1,588	18,264
Total gains and losses (realized/unrealized)
Included in earnings (2)	—	—	(1,378)	(1,378)
Included in other comprehensive income	—	4,858	(46)	4,812
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance at September 30, 2009	$250	21,284	164	21,698

(1)	Retained interests in notes receivable sold was eliminated upon a change in accounting principle. For further information see Note 2.

(2)	The $1.4 million loss represented an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.
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
          The following tables present major categories of assets measured at fair value on a non-recurring basis as of September 30, 2010 and 2009 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total
Description	2010	(Level 1)	(Level 2)	(Level 3)	Impairments
Loans measured for impairment using the fair value of the underlying collateral	$304,275	—	—	304,275	$93,649
Impaired real estate assets held for sale	13,964	—	—	13,964	4,469
Impaired real estate owned	10,437	—	—	10,437	1,864
Impaired real estate held for development and sale	3,490	—	—	3,490	1,532

Total	$332,166	—	—	332,166	$101,514

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments
Loans measured for impairment using the fair value of the underlying collateral	$219,173	—	—	219,173	$78,710
Impaired real estate owned	4,373	—	—	4,373	760
Impaired real estate inventory	162,676	—	—	162,676	32,759
Impaired goodwill	—	—	—	—	10,542
Investment in Bluegreen	29,028	29,028	—	—	31,181

Total	$415,250	29,028	—	386,222	$153,952

          There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
          Loans Receivable Measured For Impairment
          Impaired loans receivable are generally valued based on the fair value of the underlying collateral. BankAtlantic Bancorp primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the estimated fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and these values may also be adjusted for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans receivable, judgment on market conditions is used to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the estimated fair value of the collateral uses Level 3 inputs. BankAtlantic Bancorp generally uses third party broker price opinions or an automated valuation service to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-downs when these loans become 120 days delinquent. The third party valuations from real estate professionals also use Level 3 inputs in the determination of the fair values.
          Impaired Real Estate and Assets Held for Sale
          Real estate is generally valued with the assistance of third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and these values may also be adjusted for changes in market conditions subsequent to the valuation date. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.
          Impaired Goodwill
          In determining the estimated fair value of BankAtlantic Bancorp’s reporting units in the test of goodwill for impairment, BankAtlantic Bancorp uses discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to BankAtlantic Bancorp’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. BankAtlantic Bancorp used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections include anticipated growth in loans, tax certificates, securities, interest rates and revenue. The discount rates are estimated based on a Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could significantly impact the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units use Level 3 inputs in the determination of fair value.
          Included on the Company’s Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009 is goodwill of $12.2 million associated with BankAtlantic’s capital services reporting unit which was tested for potential impairment on September 30, 2010 (the annual testing date) and was determined not to be impaired. As of September 30, 2010 the estimated fair value of BankAtlantic’s capital services reporting unit exceeded the estimated fair value of the underlying assets by $20.0 million. If market conditions do not improve or deteriorate further, goodwill impairments charges may be recognized in future periods.

Financial Disclosures about Fair Value of Financial Instruments
          The following table presents information for financial instruments at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$385,874	385,874	316,080	316,080
Interest bearing deposits in other financial institutions	47,990	47,990	—	—
Restricted cash	62,748	62,748	24,020	24,020
Securities available for sale	490,634	490,634	346,375	346,375
Derivatives	95	95	—	—
Investment securities	1,981	1,981	9,654	9,654
Tax certificates	104,681	105,723	110,991	112,472
Federal Home Loan Bank stock	45,259	45,259	48,751	48,751
Retained interest in notes receivable sold	—	—	26,340	26,340
Loans receivable including loans held for sale, net	3,229,554	2,859,955	3,683,441	3,381,796
Notes receivable	598,693	628,000	277,274	277,274

Financial liabilities:
Deposits	$3,833,268	3,836,626	3,948,818	3,950,840
Advances from FHLB	180,000	179,935	282,012	282,912
Securities sold under agreements to repurchase and short term borrowings	20,948	20,948	27,271	27,271
Receivable-backed notes payable	590,052	575,832	237,416	237,416
Notes and mortgage notes payable and other borrowings	357,123	354,987	395,361	392,047
Mortgage payables associated with assets held for sale from discontinued operations	—	—	74,749	74,749
Junior subordinated debentures	457,699	216,213	447,211	170,598
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
          The fair value of BankAtlantic Bancorp’s mortgage-backed bonds included in notes and mortgage notes payable and other borrowings as of December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate. The mortgage-backed bonds were retired during the nine months ended September 30, 2010 resulting in a $7,000 loss.
          In determining the fair value of BankAtlantic Bancorp’s junior subordinated debentures, BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $66.1 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $252.7 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. BankAtlantic Bancorp has deferred the payment of interest with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at September 30, 2010 and December 31, 2009, and as a practical alternative, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded.
          The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures as of September 30, 2010 and December 31, 2009 were based on a discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.

          The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not considered significant. (See Note 20 for the contractual amounts of BankAtlantic’s financial instrument commitments.)
7. Securities Available for Sale
          The following tables summarize securities available for sale (in thousands):

	As of September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$116,836	7,091	—	123,927
Agency bonds	89,996	379	—	90,375
REMICS (1)	75,602	3,203	—	78,805

Total	282,434	10,673	—	293,107

Investment Securities:
Municipal bonds	152,183	71	77	152,177
Other bonds	—	—	—	—
Benihana Convertible Preferred Stock	16,426	4,967	—	21,393
Equity and other securities	23,773	186	2	23,957

Total investment securities	192,382	5,224	79	197,527

Total	$474,816	15,897	79	490,634

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
REMICS (1)	104,329	3,037	19	107,347

Total	307,314	11,998	20	319,292

Investment Securities:
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,426	1,340	—	17,766
Equity and other securities	8,947	126	6	9,067

Total investment securities	25,623	1,466	6	27,083

Total	$332,937	13,464	26	346,375

(1)	REMICS are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.
          The following tables show the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal notes	88,337	(77)	—	—	88,337	(77)
Equity securities	—	—	8	(2)	8	(2)

Total available for sale securities:	$88,337	(77)	8	(2)	88,345	(79)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$—	—	159	(1)	159	(1)
REMICS	—	—	21,934	(19)	21,934	(19)
Equity securities	4	(6)	—	—	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

          The unrealized losses on the equity securities are insignificant. The municipal notes are insured general obligations of the municipality and have maturities of approximately one year or less and BankAtlantic expects to receive its entire investment in the note upon maturity. Accordingly, BankAtlantic Bancorp does not consider these investments other-than-temporarily impaired at September 30, 2010.
          Unrealized losses on mortgage-backed and REMICS securities outstanding at December 31, 2009 were primarily the result of interest rate changes. These securities are guaranteed by government sponsored enterprises. These securities are of high credit quality, and management of BankAtlantic Bancorp believed that the securities would recover their losses in the foreseeable future. Further, management of BankAtlantic Bancorp did not intend to sell these debt securities and did not believe that it would be required to sell these debt securities before the price recovers.
          The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
	Cost	Value
September 30, 2010 (1)
Due within one year	$143,652	143,642
Due after one year, but within five years	98,595	98,980
Due after five years, but within ten years	27,057	28,088
Due after ten years	165,313	174,574

Total	$434,617	445,284

(1)	Scheduled maturities in the above table are based on contractual maturities which may vary significantly from actual maturities due to prepayments.
          Securities activities in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows were (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Gross gains on securities sales	$—	4,774	3,138	11,284

Gross losses on securities sales	—	—	—	—

Proceed from sales of securities	18,569	113,073	92,109	318,779

          Management reviews its investment portfolios for other-than-temporary declines in value quarterly. As a consequence of BankAtlantic Bancorp’s review during 2009, the Company recognized $1.4 million of other-than-temporary declines in value related to an equity investment in an unrelated financial institution.

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
          The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana on June 8, 2004 to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, is required for certain events outside the ordinary course of business. The Company is entitled to receive cumulative quarterly dividends on the Convertible Preferred Stock at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price of $20 million plus accumulated dividends on July 2, 2014 unless the Company elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. At September 30, 2010, the closing price of Benihana’s Common Stock was $7.75 per share. The market value of the Convertible Preferred Stock if converted at September 30, 2010 would have been approximately $12.2 million.
          At September 30, 2010, the Company’s estimated fair value of its investment in Benihana’s Convertible Preferred Stock was approximately $21.4 million, which includes a gross unrealized gain of approximately $3.6 million for the nine months ended September 30, 2010. The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s Common Stock that BFC would receive upon conversion of its shares of Benihana’s Convertible Preferred Stock.
8. Derivatives
          During 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At September 30, 2010, BankAtlantic had $7.3 million of foreign currency in cruise ship ATMs and recognized $0.8 million and $0.1 million of foreign currency unrealized exchange gains, respectively, which were included in Financial Services other non-interest income in the Company’s statement of operations for the three and nine months ended September 30, 2010. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs. The terms of the put options and the fair value as of September 30, 2010 were as follows (in thousands, except strike price):

Contract	Expiration	Strike		Fair
Amount	Date	Price	Premium	Value
€2,800	Nov-10	$1.34	$166	36
1,600	Dec-10	1.34	104	32
400	Jan-11	1.34	28	12
400	Apr-11	1.34	31	15

€5,200			$329	95

          Included in Financial Services — securities activities, net in the Company’s Consolidated Statement of Operations were $0.5 million and $0.2 million of unrealized losses associated with the above put options for the three and nine months ended September 30, 2010. The put options were included in derivatives in the Company’s Consolidated Statement of Financial Condition as of September 30, 2010.

9. Loans Receivable
          The consolidated loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Real estate loans:
Residential	$1,297,333	1,538,906
Builder land loans	19,826	57,807
Land acquisition and development	140,637	182,235
Land acquisition, development and construction	10,766	26,184
Construction and development	162,042	211,809
Commercial	694,655	688,386
Consumer — home equity	619,312	669,690
Small business	206,544	213,591
Other loans:
Commercial business	140,580	155,226
Small business — non-mortgage	97,445	99,113
Consumer loans	17,481	15,935
Deposit overdrafts	3,886	4,816

Total gross loans	3,410,507	3,863,698

Adjustments:
Premiums, discounts and net deferred fees	2,155	2,414
Allowance for loan losses	(185,947)	(187,218)

Loans receivable – net	$3,226,715	3,678,894

Loans held for sale	$2,839	4,547

          Loans held for sale at September 30, 2010 and December 31, 2009 are loans originated with the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, the mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period that BankAtlantic owns the loan. Gains from the sale of loans held for sale were $28,000 and $169,000 for the three and nine months ended September 30, 2010, respectively, and were $134,000 and $397,000 for the three and nine months ended September 30, 2009, respectively.
          During the three months ended September 30, 2010, BankAtlantic Bancorp sold a non-residential commercial loan for net proceeds of $2.5 million. BankAtlantic Bancorp incurred a $0.2 million charge-off on the loan upon sale and reversed a $0.2 million specific valuation allowance established in a prior period. During the nine months ended September 30, 2010, BankAtlantic Bancorp sold builder land bank loans and land acquisition and development loans for net proceeds of $26.9 million resulting in charge-offs of $20.1 million. However, BankAtlantic Bancorp had previously established $17.7 million of specific valuation allowances on these loans as of December 31, 2009, and accordingly a $2.4 million additional charge-off was incurred in connection with the sales.
          Undisbursed loans in process consisted of the following components (in thousands):

	September 30,	December 31,
	2010	2009
Construction and development	$32,988	43,432
Commercial	25,391	25,696

Total undisbursed loans in process	$58,379	69,128

          Allowance for Loan Losses (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$187,862	172,220	187,218	137,257
Loans charged-off	(27,309)	(51,506)	(107,899)	(105,767)
Recoveries of loans previously charged-off	984	362	2,910	1,815

Net charge-offs	(26,325)	(51,144)	(104,989)	(103,952)
Provision for loan losses	24,410	63,586	103,718	151,357

Balance, end of period	$185,947	184,662	185,947	184,662

          The following summarizes impaired loans (in thousands):

	September 30, 2010		December 31, 2009
	Gross	Specific	Gross	Specific
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowances	Investment	Allowances

Impaired loans with specific valuation allowances	$363,479	106,124	249,477	70,485
Impaired loans without specific valuation allowances	191,825	—	196,018	—

Total	$555,304	106,124	445,495	70,485

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
          BankAtlantic Bancorp continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of September 30, 2010 was $360.4 million of collateral dependent loans, of which $188.9 million were measured for impairment using current appraisals and $171.5 million were measured by adjusting appraisals that were less than one year old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values were adjusted down by an aggregate amount of $21.4 million to reflect current market conditions on 21 loans due to property value declines since the last appraisal dates.
          As of September 30, 2010, impaired loans with specific valuation allowances had been previously written down by $64.5 million and impaired loans without specific valuation allowances had been previously written down by $74.6 million. BankAtlantic had commitments to lend $9.8 million of additional funds on impaired loans as of September 30, 2010.

          Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three Months		For the Nine Months
	Ended September, 30		Ended September, 30
	2010	2009	2010	2009
Contracted interest income	$6,239	5,561	18,721	16,645
Interest income recognized	(2,364)	(1,346)	(8,255)	(4,848)

Foregone interest income	$3,875	4,215	10,466	11,797

10. Notes Receivable
          The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	September 30,	December 31,
	2010	2009
Notes receivable, gross	$739,417	356,133
Discount on notes receivable	(59,970)	(74,873)

Notes receivable, net of discount	679,447	281,260
Allowance for loan losses	(80,754)	(3,986)

Notes receivable, net	$598,693	277,274

          The Company is using the expected cash flow method under the accounting guidance for receivables to recognize interest income on the notes receivable acquired in connection with the additional Bluegreen share acquisition on November 16, 2009. In determining the expected cash flows, the Company estimates credit losses and prepayments of principal. Prepayment rates used for the expected cash flows are based upon actual experience and the rates used ranged from 5% to 9% depending on the remaining terms of the loans. As of September 30, 2010, the outstanding contractual unpaid principal balance and the carrying amount for the acquired notes were $270.2 million and $210.2 million, respectively. As of December 31, 2009, the outstanding contractual unpaid principal balance and the carrying amount for the acquired notes were $343.8 million and $268.9 million, respectively.
          The table below sets forth the activity in the allowance for uncollectible notes receivable during the nine months ended September 30, 2010 (in thousands):

Balance at December 31, 2009	$3,986
One-time impact of the amendment to the accounting guidance for transfer of financial assets and the amendment to the accounting guidance for the consolidation of VIEs (see Note 2)	86,252
Provision for loan losses	42,749
Write-offs of uncollectible receivables	(52,233)

Balance at September 30, 2010	$80,754

          All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable, which comprise the majority of the notes receivable, bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.3% and 14.9% at September 30, 2010 and December 31, 2009, respectively. Approximately 86% of Bluegreen’s notes receivable secured by home sites bear interest at variable rates, while the balance bears interest at fixed rates. The weighted-average interest rate charged on notes receivable secured by home sites was 7.8% and 8.8% at September 30, 2010 and December 31, 2009, respectively.
          Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivable are secured by home sites in Georgia, Texas, and Virginia.
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
          Bluegreen sells through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction entered into on September 2, 2010, which was guaranteed by Bluegreen (refer to the description of the Legacy Securitization in Note 15, Receivable-Backed Notes Payable, below). These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the notes receivable for a fee. With each securitization, Bluegreen generally retains a portion of the securities.
          Pursuant to generally accepted accounting principles that were in effect prior to 2010, seven of Bluegreen’s eight special purpose finance entities then in existence met the definition of a qualified special purpose entity, and Bluegreen was not required to consolidate those seven entities in its financial statements. Upon the adoption of the new accounting guidance related to transfers of financial assets (see Note 2 for additional information), Bluegreen was required to evaluate these entities for consolidation. Since Bluegreen created these entities to serve as financing vehicles for holding assets and related liabilities, and the entities have no equity investment at risk, they are considered variable interest entities. Furthermore, since Bluegreen continues to service the notes and retain rights to receive benefits that are potentially significant to the entities, Bluegreen concluded that it is the entities’ primary beneficiary and, therefore, now consolidates these entities into its financial statements. Please see Note 2 for the impact of initial consolidation of these entities.
          At September 30, 2010, the principal balance of VOI notes receivable included within the Company’s Consolidated Statement of Financial Condition that are restricted to satisfy obligations of the variable interest entities’ obligations totaled $551.9 million. In addition, approximately $39.4 million of Bluegreen’s restricted cash is held in accounts for the benefit of the variable interest entities. Further, at September 30, 2010, the carrying amount of the consolidated liabilities included within the Company’s Consolidated Statement of Financial Condition for these variable interest entities totaled $468.4 million, comprised of $444.0 million of non-recourse receivable-backed notes payable and $24.4 million of receivable-backed notes payable which is recourse to Bluegreen. See Note 15, Receivable-Backed Notes Payable, below.
          Under the terms of Bluegreen’s timeshare note sales, Bluegreen has the right at its option to repurchase or substitute for defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the defaulted mortgage note. The transaction documents typically limit such repurchases or substitutions to 15-20% of the receivables originally funded into the transaction. Voluntary repurchases or substitutions by Bluegreen of defaulted notes during the nine months ended September 30, 2010 were $31.7 million.

12. Real Estate Inventory
          Real estate inventory consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land and land development costs	$234,393	264,454
Bluegreen Resorts	219,260	222,026
Other costs	526	552
Land and facilities held for sale	6,533	7,259

Total	$460,712	494,291

          Inventory consisted of the combined real estate assets of Bluegreen Resorts, Bluegreen Communities, Core Communities, Carolina Oak, and BankAtlantic Bancorp’s land facilities held for sale.
          As a result of Bluegreen’s continued low sales volume, reduced prices, and the impact of reduced sales on the forecasted sell-out period of its communities projects, the Company recorded non-cash charges to cost of sales of real estate of approximately $8.7 million, net of purchase accounting adjustments, during the three months ended September 30, 2010, to write-down the inventory balances of certain phases of Bluegreen’s completed communities properties to their estimated fair value less estimated costs to sell.
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
          Prior to November 16, 2009, the investment in Bluegreen was accounted for using the equity method of accounting. The cost of the Bluegreen investment was adjusted to recognize the Company’s interest in Bluegreen’s earnings or losses. The difference between a) the Company’s ownership percentage in Bluegreen multiplied by its earnings and b) the amount of the Company’s equity in earnings of Bluegreen as reflected in the Company’s financial statements related to the amortization or accretion of purchase accounting made at the time of the initial acquisition of Bluegreen’s common stock and a basis difference due to impairment charges recorded on the investment in Bluegreen, as described below. Based on the results of the quarterly evaluation of the investment in Bluegreen, other-than temporary impairment charges of $10.8 million and $31.2 million were recorded in the three and nine months ended September 30, 2009, respectively.
          The following table shows the reconciliation of the Company’s pro rata share of Bluegreen’s net income to the Company’s share of total earnings from Bluegreen for the three and nine months ended September 30, 2009, prior to our consolidation of Bluegreen in November 2009 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Pro rata share of Bluegreen’s net income	$1,199	4,357
Amortization of basis difference (a)	10,582	24,474

Total earnings from Bluegreen Corporation	$11,781	28,831

(a)	As a result of the impairment charges previously taken under the equity method prior to our consolidation of Bluegreen in November 2009, a basis difference was created between the investment in Bluegreen and the underlying assets and liabilities carried on the books of Bluegreen. Therefore, earnings from Bluegreen were adjusted each period to reflect the amortization of this basis difference. As such, a methodology was established to allocate the impairment loss to the relative estimates of the fair value of Bluegreen’s underlying assets based upon the position that the impairment loss was a reflection of the perceived value of these underlying assets. The appropriate amortization was calculated based on the estimated useful lives of the underlying assets and other relevant data associated with each asset category.

14. Goodwill
          The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic Bancorp’s business units, BankAtlantic reduced its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization. Based on the results of an interim goodwill impairment evaluation undertaken during the first quarter of 2009, an impairment charge of $8.5 million, net of purchase accounting from the step acquisition of approximately $0.6 million, was recorded during the nine months ended September 30, 2009.
15. Notes and Mortgage Notes Payable and Other Borrowings, Receivable-Backed Notes Payable and Junior Subordinated Debentures
          Woodbridge
          The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. While there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge continues to seek a satisfactory conclusion with regard to the debt; however, the outcome of these efforts and the litigation is uncertain.
          Core
          Core is currently in default under the terms of all of its outstanding debt totaling approximately $139.4 million. See Note 3 for additional information.

          Bluegreen
          Bluegreen’s pledged assets under its facilities and notes payable as of September 30, 2010 and December 31, 2009 had a carrying amount of approximately $369.1 million and $336.6 million, respectively.
          The RFA AD&C Facility. During September 2010, GMAC assigned all rights, title, and interest in the GMAC AD&C Facility to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. During the nine months ended September 30, 2010, Bluegreen repaid $23.6 million of the outstanding balance under this facility.
          H4BG Communities Facility. During April 2010, GMAC assigned all rights, title, and interest in the GMAC Communities Facility to H4BG, LP. This assignment did not affect any of the material financial terms of the loan agreement. During the nine months ended September 30, 2010, Bluegreen repaid $5.4 million on this facility.
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
          The Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated Bluegreen’s notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, Bluegreen made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the existing Wachovia debt. The interest rate on the Wells Fargo Term Loan at September 30, 2010 was 7.13%. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization of $2.8 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of Bluegreen’s sold VOI notes receivables as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive as additional collateral, the residual interest in one future transaction which creates such a retained interest. During the nine months ended September 30, 2010, Bluegreen repaid $2.8 million on this facility.
Receivable-Backed Notes Payable
          Bluegreen’s pledged receivables under its receivable-backed notes payable as of September 30, 2010 and December 31, 2009 had a principal balance before purchase accounting adjustments of approximately $697.9 million and $292.9 million, respectively.
          Liberty Bank Facility. During the nine months ended September 30, 2010, Bluegreen pledged $27.6 million of VOI notes receivable to this facility and received cash proceeds of $26.9 million. Bluegreen also made repayments of $14.3 million on the facility during the nine months ended September 30, 2010
          GE Bluegreen/Big Cedar Receivables Facility. During the nine months ended September 30, 2010, Bluegreen repaid $6.9 million on this facility.
          The Wells Fargo Facility. During the nine months ended September 30, 2010, Bluegreen repaid $10.7 million on this facility.
          BB&T Purchase Facility. On September 2, 2010, the BB&T Purchase Facility was amended and restated, extending the revolving advance period under the facility to August 31, 2011. The facility will initially revolve up to $125.0 million. During the nine months ended September 30, 2010, Bluegreen pledged $16.5 million of VOI notes receivable under the facility and received cash proceeds of $11.2 million. On September 2, 2010, Bluegreen repaid $24.3 million of the outstanding balance under the BB&T Purchase Facility with the proceeds generated from the sale of the notes in connection with the Legacy Securitization described below. During the nine months ended September 30, 2010, Bluegreen made total repayments of $49.0 million on the facility.
          Legacy Securitization. On September 2, 2010, Bluegreen completed a term securitization transaction of the lowest FICO-score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables backing the notes were generated prior to December 15, 2008, the date that Bluegreen implemented its FICO score-based credit underwriting program, and were primarily loans with FICO scores below 600. In this private placement transaction, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million (the “Legacy Securitization”). The sale of the notes generated proceeds to Bluegreen of $24.3 million before fees and customary reserves and expenses), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility.
          National Bank of Arizona Receivables Facility. On September 30, 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona. Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility is subject to financial covenant requirements, which include compliance by Bluegreen/Big Cedar Joint Venture with the maximum VOI selling expenses-to-net sales ratios, and maintaining a minimum net worth balance. Bluegreen, as a guarantor of the debt, is also subject to a minimum net worth requirement.
          Receivable —Backed Notes Payable Previously Reported as Off-Balance-Sheet
          As discussed further in Notes 2 and 11 above, on January 1, 2010, Bluegreen consolidated seven of its special purpose finance entities and associated receivable-backed notes payable. These entities and their associated debt were not required to be consolidated during periods prior to January 1, 2010. Historically, Bluegreen has been a party to a number of securitization-type transactions, in which it sold receivables to one of its special purpose finance entities which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. These receivables were typically sold on a non-recourse basis (except for breaches of certain representations and warranties). Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by Bluegreen; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may be permanent or temporary until the trigger event is cured. As of September 30, 2010, Bluegreen believed it was in compliance in all material respects with all applicable terms and no trigger events had occurred.
          The table below sets forth the balances as of September 30, 2010 of Bluegreen’s receivable-backed notes payable facilities (in thousands):

	As of
	September 30, 2010
	Debt	Interest
	Balance	Rate
Non-recourse receivable-backed notes payable previously reported as off-balance sheet (1):
BB&T Purchase Facility	$93,462	6.75%
GE 2004 Facility	10,596	7.16%
2004 Term Securitization	20,727	5.27%
2005 Term Securitization	60,463	5.98%
GE 2006 Facility	53,356	7.35%
2006 Term Securitization	56,194	6.16%
2007 Term Securitization	107,349	7.32%
2008 Term Securitization	41,803	7.88%

Total	$443,950

(1)	With the exception of the BB&T Purchase Facility, non-recourse receivable-backed notes payable were reported off-balance sheet prior to January 1, 2010.

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
          On March 30, 2010, the interest rate on the securities issued by Levitt Capital Trust (“LCT”) I contractually changed from a fixed-rate of 8.11% to a variable rate equal to the 3-month LIBOR + 3.85% (4.14% as of September 30, 2010).
          On July 30, 2010, the interest rate on the securities issued by LCT II contractually changed from a fixed-rate of 8.09% to a variable rate equal to the 3-month LIBOR + 3.80% (4.09% as of September 30, 2010).
          On March 30, 2010, the interest rate on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.19% as of September 30, 2010).
          On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed-rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85% (5.14% as of September 30, 2010).
16. Development Bonds Payable
          In connection with the development of certain of Core’s projects, community development, special assessment or improvement districts were established that may have utilized tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core is required to pay the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations were capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
          Core’s bond financing at September 30, 2010 and December 31, 2009 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $180.8 million and $170.8 million, respectively. Bond obligations at September 30, 2010 mature in 2035 and 2040. As of September 30, 2010, Core owned approximately 4% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended September 30, 2010 and 2009, Core recorded a liability of approximately $103,000 and $220,000, respectively, in assessments on property owned by it in the districts. During the nine months ended September 30, 2010 and 2009, Core recorded a liability of approximately $328,000 and $537,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. Based on Core’s approximate 91% ownership of property within the special assessment district as of September 30, 2010, it will be responsible for the payment of approximately $10 million in assessments by March 2011. If Core sells land within the special assessment district and reduces its ownership percentage, the potential payment of approximately $10 million would decrease in relation to the decrease in the ownership percentage. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          A liability was recorded for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At September 30, 2010, the liability related to developer obligations associated with Core’s ownership of the property was $175,000 after the sale of Core’s commercial leasing projects in June 2010 (See Note 5 for information relating to the sale). At December 31, 2009, the liability related to developer obligations was $3.3 million, of which $3.1 million was included in the liabilities related to assets held for sale in the accompanying Consolidated Statement of Financial Condition as of December 31, 2009.
17. Interest Expense
          The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2010	2009	2010	2009
Real Estate and Other:
Interest incurred on borrowings	$24,889	3,791	65,074	11,554
Interest capitalized	(42)	(663)	(227)	(2,948)

	24,847	3,128	64,847	8,606

Financial Services:
Interest on deposits	4,877	9,420	17,954	33,934
Interest on advances from FHLB	106	2,494	1,065	14,740
Interest on short term borrowings	8	9	23	200
Interest on debentures and bonds payable	4,135	3,882	11,879	12,504

	9,126	15,805	30,921	61,378

Total interest expense	$33,973	18,933	95,768	69,984

18. Noncontrolling Interests
          The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
BankAtlantic Bancorp	$34,860	88,910
Bluegreen	41,746	41,905
Joint ventures	29,380	28,037

	$105,986	158,852

          The following table summarizes the noncontrolling interests (loss) earnings recognized by others with respect to the Company’s subsidiaries for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Noncontrolling interest — Continuing Operations:
BankAtlantic Bancorp	$(14,005)	(36,493)	(59,360)	(96,010)
Woodbridge	—	(6,314)	—	6,008
Bluegreen	(1,144)	—	156	—
Joint ventures	3,910	(386)	6,285	(872)

	$(11,239)	(43,193)	(52,919)	(90,874)

Noncontrolling interest — Discontinued Operations:
BankAtlantic Bancorp	$—	(351)	—	2,592
Woodbridge	—	(153)	—	(661)

	$—	(504)	—	1,931

Net Loss Attributable to Noncontrolling Interests	$(11,239)	(43,697)	(52,919)	(88,943)

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
          BFC’s consolidated financial statements include the results of operations of Bluegreen since November 16, 2009, when we acquired a controlling interest in Bluegreen. Bluegreen’s results of operations are reported through the Bluegreen Resorts and Bluegreen Communities segments. Prior to November 16, 2009, we owned approximately 9.5 million shares of Bluegreen’s common stock, representing approximately 29% of such stock, the investment in Bluegreen was accounted for under the equity method of accounting, and our interest in Bluegreen’s earnings and losses was included in our BFC Activities segment. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and are reported in two segments: BankAtlantic and BankAtlantic Bancorp Parent Company.
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

          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
          The BFC Activities segment consists of BFC operations, our investment in Benihana, and other operations of Woodbridge described below. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides services, including human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”). Other operations includes the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant franchisor operating within the quick service and organic food industries, the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”) and other investments. Prior to obtaining a controlling interest in Bluegreen on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting and our interest in Bluegreen’s earnings or loss was included in the BFC Activities segment.
Real Estate Operations
          The Company’s Real Estate Operations segment consists of the operations of Core Communities, Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings which engages in leasing activities.
Bluegreen Resorts
          Bluegreen Resorts develops, markets and sells VOIs in its resorts through the Bluegreen Vacation Club. Bluegreen Resorts also provides fee-based sales, marketing, title and construction and other management services to third-party resort developers and owners.
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

          The table below sets forth the Company’s segment information as of and for the three month periods ended September 30, 2010 and 2009 (in thousands):

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real Estate	Bluegreen	Bluegreen		Parent	and	Segment
2010	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate, net of estimated uncollectibles	$—	—	54,782	3,137	—	—	—	57,919
Other resorts and communities operations revenue	—	—	17,170	433	—	—	—	17,603
Other real estate revenues	517	294	15,148	—	—	—	(17)	15,942
Interest income	—	—	—	—	44,331	80	21,164	65,575
Financial Services — non-interest income	—	—	—	—	27,035	283	(453)	26,865

Total revenues	517	294	87,100	3,570	71,366	363	20,694	183,904

Costs and Expenses:
Cost of sales of real estate	—	—	10,473	11,367	—	—	—	21,840
Cost of sales of other resorts and communities operations	—	—	12,535	866	—	—	—	13,401
Interest expense	1,439	6,573	—	—	5,230	3,872	16,859	33,973
Provision for loan losses	—	—	—	—	23,012	1,398	—	24,410
Selling, general and administrative expenses	6,633	3,054	45,997	3,752	—	—	8,354	67,790
Other expenses	—	—	—	—	60,756	2,901	(495)	63,162

Total costs and expenses	8,072	9,627	69,005	15,985	88,998	8,171	24,718	224,576

Equity in earnings (loss) from unconsolidated affiliates	(11)	—	—	—	—	293	35	317
Other income	1,403	47	—	—	—	—	(952)	498

(Loss) income from continuing operations before income taxes	(6,163)	(9,286)	18,095	(12,415)	(17,632)	(7,515)	(4,941)	(39,857)
Less: Provision (benefit) for income taxes	(71)	—	—	—	37	—	(962)	(996)

(Loss) income from continuing operations	(6,092)	(9,286)	18,095	(12,415)	(17,669)	(7,515)	(3,979)	(38,861)
Income from discontinued operations	—	—	—	—	—	—	—	—

Net (loss) income	$(6,092)	(9,286)	18,095	(12,415)	(17,669)	(7,515)	(3,979)	(38,861)

Less: Net loss attributable to noncontrolling interests							(11,239)	(11,239)

Net loss attributable to BFC							$7,260	(27,622)

Total assets at September 30, 2010	$154,395	178,851	878,326	94,973	4,485,476	384,778	(174,609)	6,002,190

				BankAtlantic	Unallocated
				Bancorp	Amounts
	BFC	Real Estate		Parent	and	Segment
2009	Activities	Operations	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate, net of estimated uncollectibles	$—	130	—	—	—	130
Other real estate revenues	342	512	—	—	(9)	845
Interest income	—	—	53,668	85	808	54,561
Financial Services — non-interest income	—	—	35,304	141	(391)	35,054

Total revenues	342	642	88,972	226	408	90,590

Costs and Expenses:
Cost of sales of real estate	4,136	18,144	—	—	9,384	31,664
Interest expense	1,869	1,259	12,183	3,718	(96)	18,933
Provision for loan losses	—	—	52,246	11,340	—	63,586
Impairment of goodwill	2,001	—	—	—	—	2,001
Selling, general and administrative expenses	8,026	3,480	—	—	(510)	10,996
Other expenses	—	—	60,032	2,175	(259)	61,948

Total costs and expenses	16,032	22,883	124,461	17,233	8,519	189,128

Equity in earnings from unconsolidated affiliates	11,767	—	188	223	35	12,213
Impairment of unconsolidated affiliates	(10,780)	—	—	—	—	(10,780)
Other income	1,502	102	—	—	(838)	766

Loss from continuing operations before income taxes	(13,201)	(22,139)	(35,301)	(16,784)	(8,914)	(96,339)
Less: Provision for income taxes	—	—	3	—	—	3

Loss from continuing operations	(13,201)	(22,139)	(35,304)	(16,784)	(8,914)	(96,342)
Income from discontinued operations	—	(867)	—	(500)	—	(1,367)

Net loss	$(13,201)	(23,006)	(35,304)	(17,284)	(8,914)	(97,709)

Less: Net loss attributable to noncontrolling interests					(43,697)	(43,697)

Net loss attributable to BFC					$34,783	(54,012)

Total assets at September 30, 2009	$160,476	346,773	4,882,385	496,774	(466,961)	5,419,447

          The table below sets forth the Company’s segment information for the nine month periods ended September 30, 2010 and 2009 (in thousands):

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real Estate	Bluegreen	Bluegreen		Parent	and	Segment
2010	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate, net of estimated uncollectibles	$—	2,455	117,894	9,740	—	—	—	130,089
Other resorts and communities operations revenue	—	—	49,263	1,283	—	—	—	50,546
Other real estate revenues	1,386	1,228	37,458	—	—	—	(51)	40,021
Interest income	—	—	—	—	135,317	239	81,936	217,492
Financial Services — non-interest income	—	—	—	—	81,563	826	(1,390)	80,999

Total revenues	1,386	3,683	204,615	11,023	216,880	1,065	80,495	519,147

Costs and Expenses:
Cost of sales of real estate	—	2,175	22,646	19,559	—	—	—	44,380
Cost of sales of other resorts and communities operations	—	—	35,930	2,526	—	—	—	38,456
Interest expense	4,920	10,423	—	—	19,749	11,095	49,581	95,768
Provision for loan losses	—	—	—	—	98,680	5,038	—	103,718
Selling, general and administrative	20,261	7,515	114,771	10,620	—	—	31,227	184,394
Other expenses	—	—	—	—	172,992	7,938	(1,497)	179,433

Total costs and expenses	25,181	20,113	173,347	32,705	291,421	24,071	79,311	646,149

Loss on settlement of investment in Woodbridge’s subsidiary	(1,135)	—	—	—	—	—	—	(1,135)
Equity in (loss) earnings from unconsolidated affiliates	(38)	—	—	—	—	719	105	786
Other income	4,569	808	—	—	—	—	(3,242)	2,135

(Loss) income from continuing operations before income taxes	(20,399)	(15,622)	31,268	(21,682)	(74,541)	(22,287)	(1,953)	(125,216)
Less: Provision (benefit) for income taxes	(5,718)	—	—	—	127	—	396	(5,195)

(Loss) income from continuing operations	(14,681)	(15,622)	31,268	(21,682)	(74,668)	(22,287)	(2,349)	(120,021)
Income from discontinued operations	—	2,465	—	—	—	—	—	2,465

Net (loss) income	$(14,681)	(13,157)	31,268	(21,682)	(74,668)	(22,287)	(2,349)	(117,556)

Less: Net loss attributable to noncontrolling interests							(52,919)	(52,919)

Net loss attributable to BFC							$50,570	(64,637)

				BankAtlantic	Unallocated
				Bancorp	Amounts
	BFC	Real Estate		Parent	and	Segment
2009	Activities	Operations	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate, net of estimated uncollectibles	$—	3,285	—	—	39	3,324
Other real estate revenues	843	1,789	—	—	(26)	2,606
Interest income	—	—	173,068	490	1,390	174,948
Financial Services — non-interest income	—	—	100,844	(490)	(1,123)	99,231

Total revenues	843	5,074	273,912	—	280	280,109

Costs and Expenses:
Cost of sales of real estate	4,153	20,106	—	—	9,399	33,658
Interest expense	4,641	3,965	49,736	11,950	(308)	69,984
Provision for loan losses	—	—	131,721	19,636	—	151,357
Impairment of goodwill	2,001	—	9,124	—	(583)	10,542
Selling, general and administrative	22,569	12,129	—	—	(1,473)	33,225
Other expenses	—	—	183,688	5,740	(872)	188,556

Total costs and expenses	33,364	36,200	374,269	37,326	6,163	487,322

Gain on settlement of investment in Woodbridge’s subsidiary	26,985	—	—	—	13,384	40,369
Equity in earnings from unconsolidated affiliates	28,729	—	289	341	104	29,463
Impairment of unconsolidated affiliates	(31,181)	—	—	—	—	(31,181)
Impairment of investments	(2,396)	—	—	—	—	(2,396)
Other income	4,381	512	—	—	(2,368)	2,525

Loss from continuing operations before income taxes	(6,003)	(30,614)	(100,068)	(36,985)	5,237	(168,433)
Less: Provision for income taxes	—	—	3	—	—	3

Loss from continuing operations	(6,003)	(30,614)	(100,071)	(36,985)	5,237	(168,436)
(Loss) income from discontinued operations	—	(1,532)	—	3,701	—	2,169

Net loss	$(6,003)	(32,146)	(100,071)	(33,284)	5,237	(166,267)

Less: Net loss attributable to noncontrolling interests					(88,943)	(88,943)

Net loss attributable to BFC					$94,180	(77,324)

20. Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk
BFC
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. At September 30, 2010 and December 31, 2009, the carrying amount of this investment was approximately $665,000 and $690,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million each for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At September 30, 2010 and December 31, 2009, the carrying amount of this investment was approximately $306,000 and $319,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
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
Core
          At each of September 30, 2010 and December 31, 2009, Core had outstanding surety bonds of approximately $495,000, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. It is estimated that approximately $495,000 of work remains to complete these improvements and it is not currently anticipated that any outstanding surety bonds will be drawn upon.
Woodbridge
          Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions (the “Chapter 11 Cases”). In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At September 30, 2010 and December 31, 2009, Woodbridge had $490,000 and $527,000, respectively, in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $85,000 and $122,000 during the three and nine months ended September 30, 2009, respectively, in accordance with the indemnity agreement for bond claims paid during the period. No reimbursements were made in the three or nine month periods ended September 30, 2010. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds

Based on claims by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated with the municipality and Woodbridge complied with that request. In August 2010, Woodbridge was granted a motion for summary judgment terminating any obligations under the bonds. Subsequent to the motion being granted, the municipality appealed the decision.
          On February 20, 2009, the Bankruptcy Court presiding over the Chapter 11 Cases entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. Pursuant to the settlement agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the settlement agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was reduced to $29.7 million. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.1 million, representing a portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service (“IRS”) guidance that will likely be required to be paid to the Debtors Estate pursuant to the Settlement Agreement. We have placed into escrow approximately $8.4 million, which represents the portion of the tax refund received to date from the Internal Revenue Service that is payable to the Debtors Estate. At September 30, 2010, this amount is included as restricted cash in the Company’s Consolidated Statement of Financial Condition.
          As previously disclosed, under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve the merger between Woodbridge and BFC and properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares as determined in accordance with the provisions of Florida law in lieu of the shares of BFC’s Class A Common Stock that they would otherwise have been entitled to receive. Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. Litigation with respect to the appraisal process is currently ongoing. In December 2009, a $4.6 million liability was recorded with a corresponding reduction to additional paid-in capital, which is reflected in the Company’s Consolidated Statements of Financial Condition representing in the aggregate Woodbridge’s offer to the Dissenting Holders. However, outcome of the appraisal rights litigation is uncertain. There is no assurance as to the amount of cash that we will be required to pay to the Dissenting Holders, and such amount may be greater than the $4.6 million that we have accrued.
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

Pennsylvania Attorney General Lawsuit
          On October 28, 2008, in Cause No. 479 M.D. 2008, styled Commonwealth of Pennsylvania Acting by Attorney General Thomas W. Corbett, Jr. v. Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc., in the Commonwealth Court of Pennsylvania, the Commonwealth of Pennsylvania acting through its Attorney General filed a lawsuit against Bluegreen Corporation, Bluegreen Resorts, Bluegreen Vacations Unlimited, Inc. and Great Vacation Destinations, Inc. (a wholly owned subsidiary of Bluegreen Corporation) alleging violations of Pennsylvania’s Unfair Trade Practices and Consumer Protection Laws. The lawsuit alleged that Bluegreen used sales and marketing methods or practices that were unlawful under Pennsylvania law and sought a permanent injunction preventing Bluegreen from using such methods and practices in the future. The lawsuit also sought civil penalties and restitution on behalf of Pennsylvania consumers. The lawsuit did not seek to permanently restrain Bluegreen or any of its affiliates from doing business in the Commonwealth of Pennsylvania. The parties reached a settlement on this matter and a consent was signed which received Court approval on May 26, 2010. Pursuant to the terms of the settlement, Bluegreen paid $200,000 to the Attorney General’s Office and agreed to a 30-day trial period within which additional consumers meeting certain eligibility requirements can apply for relief. Bluegreen and the Attorney General’s Office are working together to determine the payments to be made to consumers who applied for relief during the 30-day trial period. Bluegreen does not expect this amount will be material.
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
Other Matters
     In addition to the matters disclose above, from time to time in the ordinary course of business Bluegreen receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise. Bluegreen’s goal is to cooperate fully with regulatory and consumer agencies with respect to any inquiries they receive.
Mountain Lakes Mineral Rights
          Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1 v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the

Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Bluegreen. On September 15, 2010 the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. No information is available as to when the Texas Supreme Court will render a decision on the appeal.
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
Catawba Falls Preserve Homeowner’s Association Demand Letter
          On March 27, 2010, a settlement agreement was executed in connection with the Catawba Falls Preserve Homeowners Association Inc. demand letter, wherein Bluegreen agreed to pay the Association a nominal sum and convey to the Association title to two lots located within the Catawba Falls Preserve subdivision.
Marshall, et al. Lawsuit Regarding Community Amenities
          On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., Plaintiffs filed this action alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision, developed in Montgomery County, Texas, specifically, the usability of the lakes within the community for fishing and sporting and the general level of quality at the community. The lawsuit seeks material damages and the payment of costs to remediate the lake. On September 10, 2010, a tentative settlement of this matter was reached, pursuant to which Bluegreen agreed to pay $320,000 to provide for improvements to the fish habitat and general usability of the lake environment. The settlement agreement remains subject to certain conditions, including court approval.
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
Community Cable Service, LLC Lawsuit
          On June 3, 2010, in a case captioned Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., Case No. 16-2009-CA-008028, in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by the Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen’s Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its Complaint, the Plaintiffs alleged that approximately $170,000 in unpaid bulk cable fees is due from the defendants, and the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association allege incomplete performance under the contract by plaintiffs and that the cable system installed was inferior and did not comply with the requirements of the contract. The case went to mediation on September 20, 2010 but no resolution was reached. Bluegreen intends to vigorously defend the lawsuit.
BankAtlantic Bancorp
          Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,
	2010	2009
Commitments to sell fixed rate residential loans	$22,408	23,255
Commitments to originate loans held for sale	19,569	18,708
Commitments to originate loans held to maturity	21,632	43,842
Commitments to purchase residential loans	8,100	—
Commitments to extend credit, including the undisbursed portion of loans in process	372,724	396,627
Standby letters of credit	8,818	13,573
Commercial lines of credit	67,428	74,841
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $7.2 million at September 30, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.6 million at September 30, 2010. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2010 and December 31, 2009 were $4,000 and $5,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
          Management of BankAtlantic Bancorp, based on discussions with legal counsel, has accrued $1.0 million for legal liabilities and believes its results of operations or financial condition will not be materially impacted by the resolution of these matters. However, there is no assurance that BankAtlantic Bancorp will not incur losses in excess of reserved amounts or in amounts that will be material to its results of operations or financial condition.
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
          BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At September 30, 2010, BankAtlantic’s residential loan portfolio included $600 million of interest-only loans, which represents 48.7% of the residential loan portfolio, with 26.1% of the aggregate principal amount of these interest-only loans secured by collateral located in California. Interest-only residential loans scheduled to become fully amortizing during the three months ended December 31, 2010 and during the year ended December 31, 2011 are $2.1 million and $51.0 million, respectively. If market conditions in the areas where the collateral for BankAtlantic’s residential loans are located do not improve or deteriorate further, BankAtlantic may be exposed to additional losses in this portfolio.

21. Certain Relationships and Related Party Transactions
          BFC is the controlling shareholder of BankAtlantic Bancorp and Bluegreen. Woodbridge Holdings Corporation became a wholly owned subsidiary of BFC upon consummation of the merger between Woodbridge and BFC on September 21, 2009. Prior to the merger, BFC held an approximately 59% voting interest in Woodbridge. BFC also has a direct non-controlling interest in Benihana. Shares of BFC’s Class A and Class B common stock representing a majority of BFC’s total voting power are owned or controlled by the Company’s Chairman, President and Chief Executive Officer, Alan B. Levan, and by the Company’s Vice Chairman, John E. Abdo, both of whom are also directors of Bluegreen and Benihana, and executive officers and directors of BankAtlantic Bancorp and BankAtlantic.
          The following table presents related party transactions between BFC, BankAtlantic Bancorp and Bluegreen for the three and nine months ended September 30, 2010 and 2009. Woodbridge’s 2009 amounts are included in the amounts set forth for BFC. Amounts related to BankAtlantic Bancorp and BankAtlantic and services provided to Bluegreen after we acquired a controlling interest in Bluegreen (in November 2009) were eliminated in consolidation (in thousands).

				BankAtlantic
			BFC	Bancorp	Bluegreen
For the Three Months Ended September 30, 2010
Shared service income (expense)	(a	)	$617	(524)	(93)
Facilities cost and information technology	(b	)	$(145)	129	16

For the Three Months Ended September 30, 2009
Shared service income (expense)	(a	)	$544	(406)	(138)
Facilities cost and information technology	(b	)	$(138)	127	11

For the Nine Months Ended September 30, 2010
Shared service income (expense)	(a	)	$1,886	(1,566)	(320)
Facilities cost and information technology	(b	)	$(425)	382	43

For the Nine Months Ended September 30, 2009
Shared service income (expense)	(a	)	$1,723	(1,312)	(411)
Facilities cost and information technology	(b	)	$(395)	353	42

(a)	Pursuant to the terms of shared service agreements between BFC and BankAtlantic Bancorp, subsidiaries of BFC provide human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp. Additionally, BFC provides certain risk management and administrative services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.

(b)	As part of the shared service arrangement, BFC pays BankAtlantic and Bluegreen for office facilities cost relating to BFC and its shared service operations. BFC also pays BankAtlantic for information technology related services pursuant to a separate agreement. For information technology related services, BFC paid BankAtlantic approximately $45,000 during each of the three month periods ended September 30, 2010 and 2009, and $135,000 and $115,000 during the nine months ended September 30, 2010 and 2009, respectively.
          As of September 30, 2010 and December 31, 2009, the Company had cash and cash equivalents accounts at BankAtlantic with balances of approximately $4.4 million and $20.9 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. Additionally, during 2009, the Company invested funds through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic, which facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. At December 31, 2009, the Company had $7.7 million invested through the CDARS program at BankAtlantic. The Company did not have any funds invested through the CDARS program at BankAtlantic at September 30, 2010. The aggregate interest income recognized by the Company in connection with these funds held at BankAtlantic was approximately $4,000 and $6,000 for the three months ended September 30, 2010 and 2009, respectively, and $5,000 and $34,000 for the nine months ended September 30, 2010 and 2009, respectively.

          In June 2010, BankAtlantic Bancorp and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC will receive a monthly fee of $12,500 from each of BankAtlantic and BankAtlantic Bancorp Parent Company and if BFC’s efforts result in net recoveries of any nonperforming loan or the sale of real estate owned, BFC will receive a fee equal to 1% of the net value recovered. During the three and nine months ended September 30, 2010, BFC recognized $110,000 and $335,000, respectively, of real estate advisory service fees under this agreement.
          On June 28, 2010, BFC loaned approximately $8.0 million to BankAtlantic Bancorp, and BankAtlantic Bancorp executed a promissory note agreement in favor of BFC with a maturity date of July 30, 2010. The note provided for payment either in cash or shares of BankAtlantic Bancorp’s Class A Common Stock, depending on the results of BankAtlantic Bancorp’s Rights Offering and the number of shares allocable to BFC pursuant to its exercise of its subscription rights in the Rights Offering. In July 2010, BankAtlantic Bancorp satisfied the promissory note in full through the issuance of 5,302,816 shares of BankAtlantic Bancorp’s Class A Common Stock to BFC. These shares were in addition to the 4,697,184 shares previously issued to BFC in the Rights Offering.
          The Company leases office space to Pizza Fusion for approximately $68,000 annually pursuant to a month-to-month lease which commenced in September 2008. During the nine months ended September 30, 2010 and 2009, Pizza Fusion paid approximately $48,000 and $51,000, respectively, under this lease agreement.
          During the nine months ended September 30, 2010 and 2009, we were reimbursed approximately $2.3 million and $1.1 million, respectively, from Bluegreen for various advisory services and certain expenses incurred in assisting Bluegreen in its efforts to explore potential additional sources of liquidity.
          During December 2009, BFC’s wholly owned subsidiary, Snapper Creek Equity Management, LLC, was engaged by Benihana to provide certain management, financial advisory and other consulting services. For the nine months ended September 30, 2010, the consulting fees payable to Snapper Creek Equity Management under this arrangement were approximately $350,000. In 2010, Benihana engaged Risk Management Services (“RMS”), a wholly-owned subsidiary of BFC, to provide insurance and risk management services. Fees owed to RMS under this arrangement were approximately $45,000 for the nine months ended September 30, 2010.
          In prior periods, BankAtlantic Bancorp issued options to purchase shares of its Class A common stock to employees of Woodbridge prior to the 2004 spin-off of Woodbridge to BankAtlantic Bancorp’s shareholders. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp accounts for these options to former employees as employee stock options because these individuals were employees of BankAtlantic Bancorp on the grant date.
          Outstanding options to purchase BankAtlantic Bancorp stock held by former employees consisted of the following as of September 30, 2010:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	44,176	$52.38
          During 2007, BankAtlantic Bancorp issued to BFC employees that performed services for BankAtlantic Bancorp options to acquire 9,800 shares of BankAtlantic Bancorp’s Class A common stock at an exercise price of $46.90. These options vest in five years and expire ten years from the grant date. BankAtlantic recorded $12,000 and $37,000 of service provider expenses relating to these options for the three and nine months ended September 30, 2010 and 2009, respectively.
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

22. Loss Per Common Share
          The following table presents the computation of basic and diluted loss per common share attributable to the Company (in thousands, except for per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic (loss) earnings per common share
Numerator:
Loss from continuing operations	$(38,861)	(96,342)	(120,021)	(168,436)
Less: Noncontrolling interests loss from continuing operations	(11,239)	(43,193)	(52,919)	(90,874)

Loss attributable to BFC	(27,622)	(53,149)	(67,102)	(77,562)
Preferred stock dividends	(188)	(188)	(563)	(563)

Loss allocable to common stock	(27,810)	(53,337)	(67,665)	(78,125)

(Loss) income from discontinued operations	—	(1,367)	2,465	2,169
Less: Noncontrolling interests (loss) income from discontinued operations	—	(504)	—	1,931

Discontinued operations attributable to BFC	—	(863)	2,465	238

Net loss allocable to common shareholders	$(27,810)	(54,200)	(65,200)	(77,887)

Denominator:

Basic weighted average number of common shares outstanding	75,381	49,509	75,379	46,599

Basic (loss) earnings per common share:
Loss per share from continuing operations	$(0.37)	(1.08)	(0.90)	(1.68)
Earnings (loss) per share from discontinued operations	—	(0.01)	0.03	0.01

Basic loss per share	$(0.37)	(1.09)	(0.87)	(1.67)

Diluted earnings (loss) per common share:
Numerator:
Loss allocable to common stock	$(27,810)	(53,337)	(67,665)	(78,125)
Income (loss) from discontinued operations allocable to common stock	—	(863)	2,465	238

Net loss allocable to common stock	$(27,810)	(54,200)	(65,200)	(77,887)

Denominator

Diluted weighted average number of common shares outstanding	75,381	49,509	75,379	46,599

Diluted (loss) earnings per share
Loss per share from continuing operations	$(0.37)	(1.08)	(0.90)	(1.68)
Earnings (loss) per share from discontinued operations	—	(0.01)	0.03	0.01

Diluted loss per share	$(0.37)	(1.09)	(0.87)	(1.67)

          During each of the three month periods ended September 30, 2010 and 2009 and each of the nine month periods ended September 30, 2010 and 2009, options to acquire 2,494,779 shares of Class A Common Stock and 2,530,983 shares of Class A Common Stock, respectively, were anti-dilutive and not included in the calculation of diluted loss per share.

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
          BFC’s parent company unaudited condensed statements of financial condition at September 30, 2010 and December 31, 2009, unaudited condensed statements of operations for the three and nine month periods ended September 30, 2010 and 2009 and unaudited condensed statements of cash flows for the nine months ended September 30, 2010 and 2009 are shown below:
Parent Company Condensed Statements of Financial Condition
(In thousands)

	September 30,	December 31,
	2010	2009
Assets
Cash and cash equivalents	$5,678	1,308
Securities available for sale	42,084	18,981
Investment in Woodbridge Holdings, LLC	132,920	197,264
Investment in BankAtlantic Bancorp, Inc.	23,442	47,555
Investment in and advances in other subsidiaries	1,955	2,218
Other assets	1,771	1,279

Total assets	$207,850	268,605

Liabilities and Shareholders’ Equity
Advances from wholly owned subsidiaries	$935	818
Other liabilities	11,633	11,699

Total liabilities	12,568	12,517

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	184,253	245,059

Total liabilities and shareholders’ equity	$207,850	268,605

Parent Company Condensed Statements of Operations
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	$393	280	1,198	896
Expenses	2,206	2,669	6,752	6,704

(Loss) before earnings (loss) from subsidiaries	(1,813)	(2,389)	(5,554)	(5,808)
Equity loss from Woodbridge Holdings, LLC	(14,118)	(35,778)	(22,667)	(31,850)
Equity loss from BankAtlantic Bancorp	(11,489)	(15,057)	(38,522)	(39,880)
Equity (loss) earnings from other subsidiaries	(202)	75	(359)	(24)

Loss before income taxes	(27,622)	(53,149)	(67,102)	(77,562)
Income taxes	—	—	—	—

Loss from continuing operations	(27,622)	(53,149)	(67,102)	(77,562)
Equity earnings from subsidiaries’ discontinued operations	—	(863)	2,465	238

Net loss	(27,622)	(54,012)	(64,637)	(77,324)
5% Preferred Stock dividends	(188)	(188)	(563)	(563)

Net loss allocable to common stock	$(27,810)	(54,200)	(65,200)	(77,887)

Parent Company Statements of Cash Flow
(In thousands)

	For the Nine Months
	Ended September 30,
	2010	2009
Operating Activities:
Net cash used in operating activities	$(5,724)	(5,110)

Investing Activities:
Purchase of securities available for sale	(46,174)	(1,508)
Proceeds from sales of securities available for sale	2,498	400
Proceeds from maturities of securities available for sale	24,246	—
Distribution from subsidiaries	45,085	30,084
Acquisition of BankAtlantic Bancorp Class A shares	(15,000)	(29,888)

Net cash provided by investing activities	10,655	(912)

Financing Activities:
Proceeds from issuance of Common Stock upon exercise of stock option	2	—
Preferred stock dividends paid	(563)	(563)

Net cash used in financing activities	(561)	(563)

Increase (decrease) in cash and cash equivalents	4,370	(6,585)
Cash at beginning of period	1,308	9,218

Cash at end of period	$5,678	2,633

Supplementary disclosure of non-cash investing and financing activities
BFC and Woodbridge Merger related transactions:
Increase in BFC’s Class A Common Stock	$—	448
Increase in additional paid-in capital	—	99,135
Decrease in BFC’s non-controlling interest in Woodbridge	—	(99,583)
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	1,772	7,818
Increase in accumulated other comprehensive income, net of taxes	2,951	10,919
BFC’s prorata share of the cumulative effect of accounting changes recognized by Bluegreen	—	485
Net decrease in shareholders’ equity resulting from cumulative effect of change in accounting principle	(1,212)	—
          During the nine months ended September 30, 2010, BFC received $45 million of cash dividends from Woodbridge. BFC did not receive cash dividends from BankAtlantic Bancorp during the period. For the nine months ended September 30, 2009, BFC received cash dividends of $30.8 million, which included $30.0 million from Woodbridge and $84,000 from BankAtlantic Bancorp.
          At September 30, 2010 and December 31, 2009, securities available for sale included approximately $20.6 million and $1.1 million, respectively, of readily marketable securities, as well as our investment in Benihana’s Convertible Preferred Stock of $21.4 million and $17.8 million at September 30, 2010 and December 31, 2009, respectively.
24. Litigation
          Except as set forth below, there have been no material changes in our legal proceedings from those previously disclosed in Note 23 in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and Note 24 in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (see also Note 20 in this report for information relating to all of Bluegreen’s material legal proceedings).

In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
          On October 29, 2007, Joseph C. Hubbard filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and four of its current or former officers. The Defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions. A jury trial on these claims commenced on October 12, 2010 and the jury is currently in deliberations. Plaintiffs are seeking damages with respect to shares that were purchased during and held throughout the class period of $0.37 per share for a portion of the class period and $2.93 per share for another portion of the class period. As the number of shares for which any damage claim could be asserted is not determinable at this time, the amount of any loss that might be incurred by BankAtlantic Bancorp if the claims are decided against BankAtlantic Bancorp cannot be reasonably estimated.
Surety Bond Claim (Westchester Fire Insurance Company v. City of Brooksville)
          This litigation arose from a dispute regarding liability under two performance bonds for infrastructure issued in connection with a plat issued by the City of Brooksville for a single family housing project that was not commenced. The project had been abandoned by Levitt and Sons prior to its bankruptcy filing as non-viable as a consequence of the economic downturn and, in connection with the Levitt and Sons bankruptcy, the mortgagee, Key Bank, was permitted by agreement to initiate and conclude a foreclosure leading to the acquisition of the property by Key Bank’s subsidiary. The City of Brooksville contended that, notwithstanding that the development had not proceeded and was not likely to proceed at any known time in the future, it was entitled to recover the face of the amount of the bonds in the approximate amount of $5.4 million. The company filed a suit for declaratory judgment (in the name of its surety, Westchester) against the City of Brooksville contending that the obligation under the bonds had terminated. In August 2010, Woodbridge was granted a motion for summary judgment terminating any obligations under the bonds. Subsequent to the motion being granted, the municipality appealed the decision.
National Bank of South Carolina v. Core Communities of South Carolina, LLC, et al., South Carolina Court of Common Pleas, Fourteenth Judicial Circuit
          On January 13, 2010, National Bank of South Carolina filed a complaint in the South Carolina Court of Common Pleas, Fourteenth Judicial Circuit, to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral under a note and mortgage executed and delivered by Core South Carolina, LLC, a wholly-owned subsidiary of Core, in favor of the lender. With Core’s concurrence, the property was subsequently placed under the control of a receiver appointed by the court. Core is secondarily liable to the lender as a guarantor but was not a party to the action.
          On September 1, 2010, Synovus Bank (successor by merger to National Bank of South Carolina) commenced an action to enforce the guarantee executed by Core in connection with the loan transactions between Core South Carolina, LLC and National Bank of South Carolina. Through this action, Synovus Bank seeks to collect on approximately $25 million of indebtedness guaranteed by Core. On October 25, 2010, Core filed an answer and affirmative defenses asserting, among other things, that the claim on the guarantee is not ripe given the bank’s election to first foreclose against the underlying collateral. In addition, Core has raised additional equitable defenses to the claim on the guarantee. Discovery in the case has not yet commenced, and the trial date has been set. The amount of Core’s liability, if any, in this litigation has not been established.

Investors Warranty of America, Inc. v. Core Communities of South Carolina, LLC and Core Communities, LLC, et. al., Circuit Court, Jasper County, South Carolina, and
Investors Warranty of America, Inc. v. Core Communities, LLC and Horizons Acquisition 5, LLC, Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida
     On September 8, 2010, Core and the other defendants entered into an agreement with the Investors Warranty of America, among other parties, relating to foreclosure proceedings. Investors Warranty of America previously commenced foreclosure proceedings on property located in Florida and South Carolina which serves as collateral under loans which Core has defaulted on. Subsequently, Investors Warranty of America assigned and conveyed its interests in both the Florida and South Carolina loan facilities to PSL Acquisitions, LLC (“PSLA”). On November 8, 2010, Core and its applicable subsidiaries, on the one hand, and PSLA, on the other hand, executed an agreement which, upon the occurrence of certain events and subject to certain exceptions, provides for the resolution of the disputes between them. Pursuant to the agreement, Core and its subsidiaries agreed to, among other things, (i) pledge additional collateral to PSLA consisting of membership interests in certain subsidiaries of Core, (ii) grant security interests in the acreage owned by the subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land, (iii) the amendment of the complaint related to the Florida foreclosure action to include this additional collateral and (iv) the entry into consensual judgments of foreclosure in both foreclosure actions. Core also agreed to cooperate with PSLA in connection with the enforcement of its remedies against the collateral. PSLA has agreed, upon the occurrence of certain events and subject to certain exceptions, not to enforce a deficiency judgment against Core and has released Core from any other claims arising from or relating to the loans.
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
25. Restructuring Charges and Exit Activities
          Restructuring charges and exit activities includes employee termination costs, lease contracts executed for branch expansion and real estate acquired for branch expansion. The following table provides information regarding liabilities associated with restructuring charges and exit activities (in thousands):

	Severance
	Related and		Independent	Surety
	Benefits	Contract	Contractor	Bond
	Liability	Liability	Agreements	Accrual	Total

Balance at January 1, 2009	$300	2,166	597	1,144	4,207
Expenses incurred	2,106	1,666	43	(49)	3,766
Cash payments	(2,277)	(384)	(532)	(122)	(3,315)

Balance at September 30, 2009	$129	3,448	108	973	4,658

	Severance
	Related
	and		Lease	Surety
	Benefits	Contract	Termination	Bond
	Liability	Liability	Obligation	Accrual	Total

Balance at January 1, 2010	$1,124	3,925	1,720	527	7,296
Expenses incurred	2,234	1,308	(15)	—	3,527
Amounts paid or amortized	(1,994)	(604)	(777)	(37)	(3,412)

Balance at September 30, 2010	$1,364	4,629	928	490	7,411

          In March 2009, BankAtlantic Bancorp reduced its workforce by approximately 130 associates, or 7%, impacting back-office functions as well as our community banking and commercial lending business units. BankAtlantic Bancorp incurred $2.0 million of employee termination costs which were included in the Company’s consolidated statements of operations for the nine months ended September 30, 2009.

          In July 2010, BankAtlantic Bancorp reduced its workforce by approximately 105 associates, or 7%, again impacting both back-office functions and community banking and commercial business lending units. BankAtlantic Bancorp incurred $2.1 million of employee termination costs which are included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2010.
          Beginning in December 2007, BankAtlantic terminated leases or sought to sublease properties that it had previously leased for future branch expansion. These operating leases were fair valued and are amortized to rent expense until the leases are terminated or subleased. BankAtlantic is actively seeking tenants for potential sub-leases or unrelated third parties to assume the lease obligations. During the nine months ended September 30, 2010 and 2009, BankAtlantic Bancorp recognized $1.3 million and $1.7 million, respectively, of contract termination liabilities in connection with operating leases executed for future branch expansion. During the nine months ended September 30, 2010, BankAtlantic recognized $1.5 million of additional impairments on real estate acquired for branch expansion. In addition, during the nine months ended September 30, 2010, BankAtlantic transferred a recently constructed $1.9 million branch facility to real estate held for sale based on its decision to seek a buyer for the asset. BankAtlantic also transferred $1.3 million of land from real estate held for sale to property held for use as BankAtlantic suspended efforts to seek a buyer due to adverse real estate market conditions in the area where the land was located.
          Lease termination obligation includes costs associated with non-cancelable property and equipment leases that Bluegreen has ceased to use, as well as termination fees related to the cancellation of certain contractual lease obligations at Bluegreen.
          At September 30, 2010 Woodbridge had $490,000 in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $85,000 and $122,000 during the three and nine months ended September 30, 2009, respectively, in accordance with the indemnity agreement for bond claims paid during the period. No reimbursements were made in the three or nine month periods ended September 30, 2010.
26. New Accounting Pronouncements
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
          In July 2010, the FASB issued new disclosure guidance about the “Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new guidance provides enhanced disclosures related to the credit quality of financing receivables, which includes the Company’s loans receivable and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the new guidance, additional disclosures required for loans receivable include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The new guidance is effective for periods ending after December 15, 2010, with the exception of the amendments to the roll forward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. The Company does not currently believe that the new guidance will have a material effect on the Company’s financial statements.

27. Subsequent Event
          In October 2010, the Bluegreen/Big Cedar Joint Venture acquired Paradise Point Resort, which is located in close proximity to the existing Wilderness Club at Big Cedar in Ridgedale, Missouri. The Paradise Point Resort acquisition consisted of land, completed residential units (consisting of both condominium and timeshare units), the right to construct additional VOI units on the acquired property, as well as a clubhouse and related recreational areas. The property was acquired with the intent to expand the amount of completed VOI inventory available for sale by the Bluegreen/Big Cedar Joint Venture as well as to develop and sell new VOI inventory in the future. In connection with the acquisition, Bluegreen has assumed management of the property. The purchase price of Paradise Point Resort was $7.7 million, of which $2.3 million was paid in cash and the balance of $5.4 million was financed with a note payable to Foundation Capital Resources, Inc., a lender affiliated with the seller. The acquisition will be accounted for as a purchase of a business. Bluegreen is in the process of determining the fair values of the assets and the liabilities acquired.
          Additionally, in a separate transaction in October 2010, the Bluegreen/Big Cedar Joint Venture acquired a 109-acre development parcel, located adjacent to the existing Wilderness Club at Big Cedar, from an affiliate of Big Cedar, LLC. The parcel was acquired with the intent to develop future VOI inventory for sale by the Bluegreen/Big Cedar Joint Venture. The purchase price of the parcel was $10.0 million, of which $2.3 million was paid in cash and the balance of $7.7 million was financed with a note payable to Foundation Capital Resources, Inc. Concurrent with the acquisition of the 109-acre parcel, the expiration date of the exclusive marketing agreement between Bluegreen and Bass Pro, Inc., an affiliate of Big Cedar, LLC, was extended from January of 2015 to January of 2025.
          Both notes payable to Foundation Capital Resources, Inc. have maturities of five years (the note underlying the 109-acre parcel purchase has a two-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of Prime plus 4.75% or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon the release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Overview
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BFC Financial Corporation and its subsidiaries for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, BFC had total assets of approximately $6.0 billion, liabilities of approximately $5.7 billion and equity of approximately $290.2 million, including noncontrolling interest of approximately $106.0 million.
          BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana, Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries, including Core Communities, LLC and its subsidiaries (“Core” or “Core Communities”). As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
          Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, BFC believes that, in the short term, the Company’s and its shareholders’ interests are best served by BFC providing strategic support to its existing investments. In furtherance of this strategy, the Company took several steps in 2009 and 2010, including those described below, which it believes will enhance the Company’s prospects. During the third quarter of 2009, BFC and Woodbridge Holdings Corporation consummated their merger pursuant to which Woodbridge became a wholly-owned subsidiary of BFC. During the fourth quarter of 2009, our ownership interest in Bluegreen increased to 52% as a result of the purchase of an additional 23% interest in Bluegreen. The acquisition of this control position in Bluegreen resulted in a “bargain purchase gain” under generally accepted accounting principles (“GAAP”) of approximately $183.1 million in the fourth quarter of 2009. We have also increased our investment in BankAtlantic Bancorp through our participation in BankAtlantic Bancorp’s rights offerings to its shareholders during the third quarter of 2009 and the second quarter of 2010 (as described below), which in the aggregate increased our economic interest in BankAtlantic Bancorp to 45% and our voting interest in BankAtlantic Bancorp to 71%. In addition, we have taken actions to restructure Core in recognition of the continued depressed real estate market and Core’s inability to meet its obligations, as described further in Note 3 of the Notes to Unaudited Consolidated Financial Statements. In the future, we will consider other opportunities that could alter our ownership in our affiliates or seek to make opportunistic investments outside of our existing portfolio; however, we do not currently have pre-determined parameters as to the industry or structure of any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions that may present themselves, including raising additional debt or equity as well as other alternative sources of new capital.
          During July 2010, Benihana announced its intention to engage in a formal review of strategic alternatives, including a possible sale of the company. Benihana has since engaged an investment banker to assist it in pursuing a sale of the Company. BFC is supportive of Benihana in achieving its objectives.
          On June 18, 2010, BankAtlantic Bancorp commenced a rights offering (the “Rights Offering”) to its shareholders of record as of the close of business on June 14, 2010 (the “Record Date”). In the Rights Offering, BankAtlantic Bancorp distributed to each eligible shareholder 0.327 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock owned as of the close of business on the Record Date. Fractional subscription rights were rounded up to the next largest whole number. Each subscription right entitled the holder thereof to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at the purchase price of $1.50 per share. Shareholders who exercised their Basic Subscription Rights in full were also given the opportunity to request to purchase any additional shares of BankAtlantic Bancorp’s Class A Common Stock that remained unsubscribed for at the expiration of the Rights Offering at the same $1.50 per share purchase price. The Rights Offering expired on July 20, 2010.
          BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock in the Rights Offering. BFC exercised its basic subscription rights to purchase 5,986,865 shares, and the remaining 4,013,135 shares were acquired by BFC pursuant to its over-subscription request. The purchase of these shares in the Rights Offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71%.
          As previously disclosed, on September 21, 2009, we consummated our merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC, our wholly-owned subsidiary which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger each outstanding share of Woodbridge’s Class A Common Stock (other than those held by Dissenting Holders) automatically converted into the right to receive 3.47 shares of our Class A Common Stock. Shares otherwise issuable to us attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by us were canceled in connection with the merger. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded.
          On November 16, 2009, an additional 7.4 million shares of the common stock of Bluegreen were purchased for an aggregate purchase price of approximately $23 million, increasing our ownership interest to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are deemed to have a controlling interest in Bluegreen and, under generally accepted accounting principles (“GAAP”), Bluegreen’s results since November 16, 2009, the date of the share purchase, are consolidated in BFC’s financial statements. Prior to November 16, 2009, the investment in Bluegreen’s shares represented approximately 29% of Bluegreen’s common stock and was accounted for using the equity method.
          GAAP requires that BFC consolidate the financial results of the entities in which it has a controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen, Woodbridge and Core, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities, which may be limited or restricted. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At September 30, 2010, we owned approximately 52% of Bluegreen’s common stock and had an approximately 45% ownership interest and 71% voting interest in BankAtlantic Bancorp.
          On February 20, 2009, the Bankruptcy Court presiding over the Levitt and Sons Chapter 11 Cases entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors. No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. As discussed further in this report, recent tax law changes have resulted in the receipt of tax refunds, and pursuant to the settlement agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. At September 30, 2010 and December 31, 2009, we have a liability of approximately $11.8 million and $10.7 million, respectively, in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the settlement agreement. We have placed into escrow approximately $8.4 million, which represents the portion of the tax refund received to date from the Internal Revenue Service that is payable to the Debtors Estate. At September 30, 2010, this amount is included as restricted cash in the Company’s Consolidated Statement of Financial Condition.
          In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Additionally, the results of operations for the Projects are included in the Company’s Consolidated Statements of Operations in discontinued operations for the three and nine month periods ended September 30, 2009 and the nine month period ended September 30, 2010. On June 10, 2010, Core sold the Projects for approximately $75.4 million. As a result of the sale, a $2.6 million gain on sale of discontinued operations was realized in the second quarter of 2010. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.

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
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate, resort development and vacation ownership, and restaurant industries, while other factors apply directly to us. Risks and uncertainties associated with BFC, including its wholly-owned Woodbridge Holdings subsidiary, include, but are not limited to:
•	risks associated with the Company’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits and may negatively impact our cash flow;

•	BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and BFC’s public company investments may be diluted if BankAtlantic Bancorp, Bluegreen or Benihana issue additional shares of its stock;

•	the risk that creditors of the Company’s subsidiaries or other third parties may seek to recover distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries from their respective parent companies, including BFC;

•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the impact of the current economic downturn on the price and liquidity of BFC’s common stock and on BFC’s ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	the performance of entities in which the Company has made investments may not be profitable or their results as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations, and currently BankAtlantic Bancorp is prohibited from paying dividends and may not pay dividends in the future, whether as a result of such restrictions continuing in the future or otherwise, and Bluegreen has historically not paid dividends on its common stock, and even if paid, BFC has historically experienced and may continue to experience negative cash flow;

•	the uncertainty regarding the amount of cash that will be required to be paid to Woodbridge shareholders who exercised appraisal rights in connection with Woodbridge’s merger with BFC;

•	the risks related to the indebtedness of Woodbridge and its subsidiaries, including the risks relating to the indebtedness currently in default and the risk that negotiations and agreements relating to the resolution of the indebtedness and the release from the obligations under any or all of the debt may not be successful or complied with;

•	the risks relating to Core’s liquidity, cash position and ability to continue operations, including the risk that Core could be obligated to make additional payments under its outstanding development bonds, or incur additional impairment charges and losses beyond those already incurred;

•	the risk that Core’s lenders will foreclose on the property which serves as collateral for defaulted loans or take other remedial actions available to them, and Core could incur additional impairment charges and losses beyond those already incurred;

•	risks associated with the securities we hold directly or indirectly, including the risk that we may record further impairment charges with respect to such securities in the event trading prices decline in the future;

•	uncertainties associated with the accounting for the Bluegreen share acquisition, including the impact of changes in the estimates and analyses used to determine the revised evaluation of the inventory of Bluegreen as of the acquisition date and the effect, if any, on the amount of the $183.1 million bargain purchase gain recorded at December 31, 2009;

•	the preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and our financial condition and operating results may be materially impacted in the future if our estimates, judgments or assumptions prove to be incorrect;

•	risks relating to our investment in Benihana, including the risk that Benihana may not be successful in its efforts to sell Benihana, and the risk that any such sale may not have a favorable impact on our investment in Benihana or otherwise on our financial condition, cash position and operating results;

•	the risk that the amount of any tax refund that we may receive in the future may be less than expected, or received later than expected;

•	the risks related to litigation and other legal proceedings against BFC and its subsidiaries, including the costs and expenses of such proceedings, including legal and other professional fees, as well as the impact of any finding of liability or damages on our financial condition and operating results; and

•	the Company’s success at managing the risks involved in the foregoing.
          With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on its business generally, BankAtlantic’s regulatory capital ratios, the ability of its borrowers to service their obligations and its customers to maintain account balances and the value of collateral securing its loans;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic Bancorp loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic Bancorp’s trade area and where collateral is located;

•	the quality of BankAtlantic Bancorp’s real estate based loans including its residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans; and Residential loans and Consumer loans; and conditions specifically in those market sectors;

•	the quality of BankAtlantic Bancorp’s Commercial business loans and conditions specifically in that market sector;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic Bancorp allowance for loan losses especially if the economy and real estate markets in Florida do not improve;

•	additional regulatory requirements or restrictions on BankAtlantic Bancorp’s activities which impact BankAtlantic Bancorp’s business and prospects;

•	the uncertain impact of legal proceedings on BankAtlantic Bancorp’s financial condition or operations;

•	changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances;

•	BankAtlantic Bancorp may not be able to sell its Tampa operations on acceptable terms or at all;

•	BankAtlantic Bancorp expense reduction initiatives may not be successful and additional cost savings may not be achieved;

•	BankAtlantic Bancorp may raise additional capital and such capital may be highly dilutive to BankAtlantic Bancorp’s shareholders or may not be available;

•	the impact of periodic valuation testing of goodwill, deferred tax assets and other assets;

•	past performance and perceived trends may not be indicative of future results; and

•	BankAtlantic Bancorp success at managing the risks involved in the foregoing.
          With respect to Bluegreen Corporation, the risks and uncertainties include, but are not limited to:
•	the overall state of the economy, interest rates and the availability of financing affect Bluegreen’s ability to market vacation ownership interests (“VOIs”) and residential homesites;

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

•	Bluegreen’s business plan historically has depended on its ability to sell or borrow against its notes receivable to support its liquidity and profitability;

•	while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that its business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen’s results of operations and financial condition could in the past has been and be in the future continue to adversely impacted if its estimates concerning its notes receivable are incorrect. This may include additional impairment charges on loans generated prior to December 2008, when Bluegreen implemented stricter credit underwriting standards. In addition, Bluegreen’s new credit underwriting standards may not have the anticipated favorable impact on the performance of its receivables;

•	Bluegreen’s future success depends on its ability to market its products successfully and efficiently;

•	Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of real estate sales;

•	Bluegreen’s adoption on January 1, 2010, of the accounting guidance requiring the consolidation of its special purpose finance entities had a material adverse impact on its net worth, leverage, and book value per share, and could have an adverse impact on its profits in the future;

•	Bluegreen’s initiatives to increase the amount of cash received upon sales of VOI’s and to achieve selling and marketing efficiencies in its Bluegreen Resorts segment may not be successful;

•	Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based service activities may not be profitable, which may have an adverse impact on its results of operations and financial condition;

•	low consumer demand for homesites has had and may continue to have, an adverse impact on Bluegreen’s Communities segment;

•	claims for development-related defects could adversely affect Bluegreen’s financial condition and operating results;

•	the resale market for VOIs could adversely affect Bluegreen’s business;

•	Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of its subsidiaries may have a material and adverse impact on its financial condition;

•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s business;

•	the ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital;

•	in the near term, Bluegreen has significant debt maturing and advance periods expiring on its receivable-backed credit facilities, which could adversely impact its liquidity position, and, it may not be successful in refinancing or renewing the debt on favorable terms, if at all;

•	Bluegreen’s financial statements are prepared based on certain estimates, including those related to future cash flows which in turn are based upon expectations of its performance given current and projected forecasts of the economy and real estate markets in general. Bluegreen’s results and financial condition may be materially and adversely impacted if the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if its performance does not otherwise meet its expectations; and

•	the loss of the services of Bluegreen’s key management and personnel could adversely affect its business.
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
New Accounting Pronouncements
          See Note 26 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.

Summary of Consolidated Results of Operations
The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Income (loss) from operations:	2010	2009	2010	2009
Real Estate and Other	$(13,677)	(44,254)	(23,066)	(31,380)
Financial Services	(25,184)	(52,088)	(96,955)	(137,056)

Loss from continuing operations	(38,861)	(96,342)	(120,021)	(168,436)
(Loss) income from discontinued operations	—	(1,367)	2,465	2,169

Net loss	(38,861)	(97,709)	(117,556)	(166,267)
Less: Net loss attributable to noncontrolling interests	(11,239)	(43,697)	(52,919)	(88,943)

Net loss attributable to BFC	(27,622)	(54,012)	(64,637)	(77,324)
5% Preferred stock dividends	(188)	(188)	(563)	(563)

Net loss allocable to common stock	$(27,810)	(54,200)	(65,200)	(77,887)

     Consolidated net loss for the three and nine months ended September 30, 2010 was $27.6 million and $64.6 million, respectively, compared with a net loss of $54 million and $77.3 million, respectively, for the same periods in 2009. The results from discontinued operations relate to Ryan Beck (for all periods) and Core Communities commercial leasing projects (for the three and nine months ended September 30, 2009 and the nine months ended September 30, 2010), as discussed further in Note 5 of the “Notes to Unaudited Consolidated Financial Statements”.
          The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Preferred Stock.
          The results of our business segments and other information on each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company.

Consolidated Financial Condition
          Total assets at each of September 30, 2010 and December 31, 2009 were $6.0 billion. On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs. As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment, and BankAtlantic Bancorp consolidated its joint venture that conducts a factoring business. Accordingly, Bluegreen’s consolidated special purpose finance entities and BankAtlantic Bancorp’s consolidated factoring joint venture are now consolidated in BFC’s financial statements. The consolidation of Bluegreen’s special purpose finance entities resulted in a one-time non-cash after-tax reduction to retained earnings of $2.1 million and the following impacts to the Company’s Consolidated Statement of Financial Condition at January 1, 2010: (1) assets increased by $414.1 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of Bluegreen’s retained interests; (2) liabilities increased by $416.2 million, primarily representing the consolidation of non-recourse debt obligations associated with third parties, partially offset by the elimination of certain deferred tax liabilities; and (3) total equity decreased by approximately $2.0 million, including a decrease of approximately $811,000 to noncontrolling interests (see Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for further information). No charges were recorded in connection with consolidation of BankAtlantic Bancorp’s factoring joint venture. Other than such increases and decreases, the changes in components of total assets from December 31, 2009 to September 30, 2010 were primarily comprised of:
•	Increase in cash and cash equivalents primarily reflecting a $58.5 million in BankAtlantic Bancorp’s interest bearing cash balances at the Federal Reserve Bank associated with daily cash management activities;

•	an increase in BankAtlantic Bancorp’s interest-bearing deposits at other financial institutions associated with the investment of excess cash reflecting that yields on certificates of deposit at federally insured financial institutions were higher than alternative short term investment yields;

•	increase in securities available for sale reflecting BankAtlantic Bancorp’s purchase of $253.3 million of agency and municipal securities partially offset by the sale of $43.8 million of mortgage-backed securities as well as repayments;

•	an increase in derivatives associated with a foreign currency derivative position executed during 2010 as an economic hedge of foreign currency used in BankAtlantic’s ATM cruise ship operations;

•	a decrease in investment securities due to the maturity of investments;

•	a decrease in current income tax receivables primarily resulting from the receipt of income tax refunds associated with recent tax law changes which extended the net operating loss carry-back period from two years to up to five years;

•	a decrease in BankAtlantic Bancorp’s tax certificate balances primarily relating to redemptions, partially offset by the purchase of $97.3 million of tax certificates during 2010;

•	a decrease in BankAtlantic Bancorp’s loan receivable balances associated with $107.9 million of charge-offs, $40.7 million of loans transferred to real estate owned, and repayments of loans in the ordinary course of business combined with a significant decline in loan originations and purchases;

•	a decrease in accrued interest receivables primarily resulting from tax certificate activities and lower loan balances at BankAtlantic Bancorp;

•	a decrease in real estate inventory reflecting a sale of $6.5 million at BankAtlantic and a decrease in Bluegreen’s real estate inventory, including non-cash charges of approximately $8.7 million, net of purchase accounting;

•	an increase in BankAtlantic Bancorp’s real estate owned and other repossessed assets associated with residential and commercial loan foreclosures;

•	a decrease in office properties and equipment resulting from BankAtlantic Bancorp’s depreciation and the transfer of $18.1 million of fixed assets to assets held for sale net of impairments;

•	a decrease in assets held for sale from discontinued operations resulting from the sale of Core’s Projects in June 2010; and

•	an increase in assets held for sale comprised of cash and fixed assets transferred to held for sale upon the announcement that BankAtlantic intended to pursue the sale of its Tampa operations.

          The Company’s total liabilities at September 30, 2010 were $5.7 billion compared to $5.6 billion at December 31, 2009. Other than increases due to the above described change in accounting principle at January 1, 2010, the primary changes in components of total liabilities from December 31, 2009 to September 30, 2010 are summarized below:
•	a decrease in BankAtlantic’s interest bearing deposit account balances associated with declines in certificate of deposit balances and the transfer of $259.9 million of Tampa operations interest bearing deposits to deposits held for sale;

•	a decrease in BankAtlantic’s non-interest-bearing deposit balances primarily due to the transfer of $79.5 million of Tampa operations non-interest bearing deposits to held for sale;

•	lower FHLB advances at BankAtlantic due to repayments;

•	a decrease in notes and mortgage notes payable and other borrowings resulting from net repayments related to Bluegreen’s debt collateralized by notes receivable;

•	an increase in BankAtlantic Bancorp’s outstanding junior subordinated debentures due to interest deferrals;

•	a decrease in liabilities related to assets held for sale from discontinued operations resulting from the sale of Core’s Projects in June 2010; and

•	an increase in other liabilities associated with $8.2 million of higher loan escrow balances, $5.2 million of securities purchased pending settlement and real estate tax liabilities at BankAtlantic Bancorp.

BFC Activities
BFC Activities
          “BFC Activities” consists primarily of (i) BFC operations, (ii) our investment in Benihana and (iii) Woodbridge other operations.
          BFC operations primarily consist of our corporate overhead and general and administrative expenses, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with human resources, risk management, investor relations, executive office administration and other services that BFC provides to BankAtlantic Bancorp and Bluegreen. BFC operations also include investments made by BFC/CCC, Inc. Woodbridge other operations consists of the operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant franchisor operating within the quick service and organic food industries, and the activities of Cypress Creek Capital Holdings, LLC (“Cypress Creek Capital”) and Snapper Creek Equity Management, LLC (“Snapper Creek”). Prior to November 16, 2009, when we acquired additional shares of Bluegreen’s common stock giving us a controlling interest in Bluegreen, Woodbridge other operations included an equity investment in Bluegreen.
          The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

	For The Three Months			For The Nine Months
	Ended September 30,			Ended September 30,
	2010	2009	Change	2010	2009	Change
Revenues
Other revenues	$517	342	175	1,386	843	543

Total revenue	517	342	175	1,386	843	543

Cost and Expenses
Cost of sales of real estate	—	4,136	(4,136)	—	4,153	(4,153)
Interest expense, net	1,439	1,869	(430)	4,920	4,641	279
Selling, general and administrative expenses	6,633	8,026	(1,393)	20,261	22,569	(2,308)
Impairment of goodwill	—	2,001	(2,001)	—	2,001	(2,001)

Total costs and expenses	8,072	16,032	(7,960)	25,181	33,364	(8,183)

(Loss) gain on settlement of investment in Woodbridge’s subsidiary	—	—	—	(1,135)	26,985	(28,120)
Equity in earnings (loss) from unconsolidated affiliates	(11)	11,767	(11,778)	(38)	28,729	(28,767)
Impairment of unconsolidated affiliates	—	(10,780)	10,780	—	(31,181)	31,181
Impairment of investments	—	—	—	—	(2,396)	2,396
Other income	1,403	1,502	(99)	4,569	4,381	188

Loss from continuing operations before income taxes	(6,163)	(13,201)	7,038	(20,399)	(6,003)	(14,396)
Less: Benefit for income taxes	(71)	—	(71)	(5,718)	—	(5,718)

Net (loss) income	$(6,092)	(13,201)	7,109	(14,681)	(6,003)	(8,678)

          Other revenues for the three and nine months ended September 30, 2010 relate to franchise revenues generated by Pizza Fusion.
          Cost of sales of real estate for each of the three and nine months ended September 30, 2009 was approximately $4.1 million and represents the write-off of capitalized interest associated with Core’s impairment of real estate inventory in 2009.
          Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $1.4 million and $4.9 million for the three and nine months ended September 30, 2010, respectively, compared with $1.9 million and $5.6 million for the same periods in 2009. No interest was capitalized during the three or nine months ended September 30, 2010 or the three months ended September 30, 2009, while interest capitalized during the nine months ended

BFC Activities
September 30, 2009 totaled $931,000. This resulted in net interest expense of $1.4 million and $4.9 million during the three and nine months ended September 30, 2010, respectively, compared to $1.9 million and $4.6 million, respectively, of net interest expense in the same 2009 periods.
          General and administrative expenses decreased $1.4 million to $6.6 million for the three months ended September 30, 2010 from $8.0 million for the same period in 2009. For the nine months ended September 30, 2010, general and administrative expenses decreased $2.3 million to $20.3 million from $22.6 million for the same period in 2009. The decrease in general and administrative expenses during the nine months ended September 30, 2010 was primarily attributable to lower compensation and benefits expense and professional fees. This was offset in part by higher accrued audit fees incurred during 2010 and a write-off of intangible assets related to Pizza Fusion. Included in general and administrative expenses for the nine months ended September 30, 2010 are management advisory service fees earned in connection with an agreement with Bluegreen (See Note 21 of the “Notes to Unaudited Consolidated Financial Statements” for further information).
          During the three months ended September 30, 2009, a $2.0 million goodwill impairment was recorded with respect to the Pizza Fusion investment.
          Prior to the consolidation of Bluegreen into our consolidated financial statements on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting. Our interest in Bluegreen’s earnings during the three and nine months ended September 30, 2009 was $11.8 million and $28.8 million, respectively (after the amortization of approximately $10.6 million and $24.5 million for the three and nine months ended September 30, 2009, respectively, related to the change in the basis as a result of other-than-temporary impairment charges on this investment). During the three and nine months ended September 30, 2009, we recorded $10.8 million and $31.2 million, respectively, of other-than-temporary impairment charges relating to our equity method investment in Bluegreen.
          During the nine months ended September 30, 2009, we recorded impairment charges of $2.4 million on our investment in Office Depot’s common stock. The Company sold its remaining shares of Office Depot’s common stock during the fourth quarter of 2009.
          During the second quarter of 2010, we recognized a tax benefit of approximately $5.4 million resulting from an expected additional tax refund due to a recent change in IRS guidance, approximately $1.1 million of which we anticipate paying to the Levitt and Sons’ estate. The $1.1 million was recorded in the (loss) gain on settlement of investment in Woodbridge’s subsidiary and is subject to change pending a final review of the $5.4 million expected tax refund by the IRS. The gain on settlement of investment in Woodbridge’s subsidiary during the nine months ended September 30, 2009 reflected the reversal into income of the loss in excess of investment in Levitt and Sons after the settlement of Levitt and Sons’ bankruptcy was finalized. The reversal resulted in a $40.4 million gain on a consolidated basis in the first quarter of 2009, of which $27 million was recorded in the BFC Activities segment.
2008 and 2007 Step acquisitions – Purchase Accounting
          BFC’s acquisitions in 2008 and 2007 of additional shares of BankAtlantic Bancorp’s and Woodbridge’s Class A Common Stock, respectively, were accounted for as step acquisitions under the purchase method of accounting then in effect. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the respective dates of acquisition. The discounts and premiums arising as a result of such revaluations are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting increased our consolidated net loss for the three and nine months ended September 30, 2010 by approximately $31,000 and $93,000, respectively, and increased our consolidated net loss for the three and nine months ended September 30, 2009 by approximately $5.8 million and $5.1 million, respectively.
BFC Activities- Liquidity and Capital Resources
          As of September 30, 2010 and December 31, 2009, we had cash, cash equivalents and short-term investments totaling approximately $34 million and $45 million, respectively. The decrease in cash, cash equivalents and short-term investments was due to BFC’s operating and general and administrative expenses and to the purchase of shares of BankAtlantic Bancorp’s Class A Common Stock in BankAtlantic Bancorp’s 2010 Rights Offering. This

BFC Activities
decrease was offset in part by the receipt of an income tax refund of approximately $29.2 million, resulting from recent tax law changes as discussed below.
          BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock in the Rights Offering for an aggregate purchase price of $15.0 million. BFC exercised its basic subscription rights to purchase 5,986,865 shares, and the remaining 4,013,135 shares were acquired by BFC pursuant to its over-subscription request. The shares acquired in the Rights Offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71%.
          Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen, Woodbridge and Core are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, short-term investments, dividends or distributions from our subsidiaries and dividends from Benihana. As discussed further in this report, recent tax law changes have resulted in the receipt of significant tax refunds. We have received approximately $29.2 million of tax refunds and expect to receive an additional approximately $10.8 million when the final review is completed by the Internal Revenue Service. Pursuant to the Levitt and Sons’ bankruptcy settlement agreement, we agreed that a portion of the tax refund attributable to the Debtors Estate for periods prior to the bankruptcy would be paid to the estate, and it is estimated that approximately $11.8 million will be paid to the estate pursuant to this agreement.
          We will use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program.
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
          BFC, on a parent company only basis, has committed that it will not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt or (ii) declare or make any dividends or other capital distributions.
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
          On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the nine months ended September 30, 2010 or the year ended December 31, 2009.
          The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and, as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. While there may have been an issue with respect to compliance with certain covenants in the loan agreements, we do not believe that an event of default had occurred as was alleged. Woodbridge continues to seek satisfactory conclusion with regard to the debt; however, the outcome of these efforts and the litigation is uncertain.

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
          In November 2009, the Workers, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. The Act extended the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 and the 2009 tax years and, as a result, allows us to increase our NOL carryback period to as much as five years for NOLs generated in 2008 or 2009 and obtain refunds of taxes paid in the newly included carryback years. The amount of the expected refund to the Company has been determined to be approximately $40.0 million, of which approximately $29.2 million has been received. The balance of the tax refund claim of approximately $10.8 million will most likely be paid when the Internal Revenue Service completes its review. As described above, under the terms of the Settlement Agreement, a portion of the refund will be payable to the Levitt and Sons estate. Accordingly, in the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the Settlement Agreement. The gain on settlement of investment in subsidiary of $40.4 million recorded in the first quarter of 2009 was reduced by the $10.7 million accrual recorded in the fourth quarter of 2009 resulting in a $29.7 million gain on settlement of investment in subsidiary for the year ended December 31, 2009. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.1 million, representing the portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service guidance that will likely be required to be paid to the Debtors Estate pursuant to the Settlement Agreement. As of September 30, 2010, we have a liability of approximately $11.8 million, representing the portion of tax refunds to be shared with the Debtors Estate pursuant to the settlement agreement. As of September 30, 2010, $8.4 million of the $11.8 million portion of the tax refund to be paid to the Debtors Estate was received and placed in an escrow account. The $8.4 million amount is included as restricted cash in the Company’s Consolidated Statement of Financial Condition.
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

BFC Activities
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
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owns two commercial properties in Hillsborough County, Florida. At September 30, 2010 and December 31, 2009, the carrying amount of this investment was approximately $665,000 and $690,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At September 30, 2010 and December 31, 2009, the carrying amount of this investment was approximately $306,000 and $319,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates.
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
          Woodbridge’s operations historically were concentrated in the real estate industry which is cyclical in nature. During 2009 and the nine months ended September 30, 2010, the real estate markets continued to experience a significant downturn. Demand for residential and commercial inventory in Florida and South Carolina remained weak and land sales continued to decline. The decrease in land sales and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core severely limited its development expenditures in Tradition, Florida and completely discontinued development activity in Tradition Hilton Head. The value of Core’s assets were significantly impaired, resulting in impairment charges relating to those assets of $78.0 million during 2009, which included $13.6 million of impairment charges related to assets held for sale. Core is currently in default under the terms of all of its indebtedness having an aggregate outstanding principal amount of $139.4 million. See “Core’s Liquidity and Capital Resources” below for more information regarding the status of Core’s outstanding indebtedness.
          As a consequence of the reduced activity at Core and in light of current market conditions, management made the decision to further reduce Core’s headcount by 41 employees in 2009 and recorded severance charges of approximately $1.3 million in the fourth quarter of 2009.
Real Estate Operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In thousands)	2010	2009	Change	2010	2009	Change

Revenues:
Sales of real estate	$—	130	(130)	2,455	3,285	(830)
Other revenues	294	512	(218)	1,228	1,789	(561)

Total revenues	294	642	(348)	3,683	5,074	(1,391)

Costs and expenses:
Cost of sales of real estate	—	18,144	(18,144)	2,175	20,106	(17,931)
Selling, general and administrative expenses	3,054	3,480	(426)	7,515	12,129	(4,614)
Interest expense	6,573	1,259	5,314	10,423	3,965	6,458

Total costs and expenses	9,627	22,883	(13,256)	20,113	36,200	(16,087)

Gain on sale of real estate assets	—	—	—	275	—	275
Interest and other income	47	102	(55)	533	512	21

Loss from continuing operations before income taxes	(9,286)	(22,139)	12,853	(15,622)	(30,614)	14,992
Benefit for income taxes	—	—		—	—	—

Loss from continuing operations	(9,286)	(22,139)	12,853	(15,622)	(30,614)	14,992
Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(867)	867	2,465	(1,532)	3,997

Net loss	$(9,286)	(23,006)	13,720	(13,157)	(32,146)	18,989

Real Estate
For the Three Months Ended September 30, 2010 Compared to the Same 2009 Period
          During the three months ended September 30, 2010, there were no revenues from sales of real estate compared to $130,000 for the same period in 2009. The $130,000 recognized for the three months ended September 30, 2009 was comprised of deferred revenue on previously sold land.
          Other revenues decreased to $294,000 for the three months ended September 30, 2010 from $512,000 for the same period in 2009. The decrease was due to lower rental income as a tenant did not renew its lease agreement which expired in March 2010.
          During the three months ended September 30, 2010, there was no cost of sales of real estate compared to approximated $18.1 million recognized in the three months ended September 30, 2009. The cost of sales of real estate recognized in the three months ended September 30, 2009 primarily related to an impairment charge of approximately $17.9 million associated with inventory of real estate.
          Selling, general and administrative expenses decreased to $3.1 million for the three months ended September 30, 2010 from $3.5 million for the same 2009 period. The decrease reflects the overall slowdown of activities at Core, including lower compensation and benefits expense and lower office related expenses reflecting a reduction in force at Core in 2009, lower sales and marketing expenses as neither Core nor Carolina Oak engaged in advertising activities in the quarter ended September 30, 2010, and lower developer expenses related to property owner associations in Tradition, Florida.
          Interest incurred totaled $6.6 million for the three months ended September 30 2010 and $1.9 million for the same 2009 period. No interest was capitalized in the three months ended September 30, 2010 while interest capitalized totaled $663,000 for the three months ended September 30, 2009. During the three months ended September 30, 2010, the Company recorded interest expense at the default rate of interest on its indebtedness based on the terms of its loan agreements. Additionally, during the third quarter of 2009, the Company ceased capitalizing interest in light of the significantly reduced development activities in Florida and suspended development activities in South Carolina. These factors resulted in a higher net interest expense recognized during the three months ended September 30, 2010 compared to the same period in 2009. Historically, the capitalized interest allocated to inventory is charged to cost of sales as land and homes are sold. Cost of sales of real estate for the three months ended September 30, 2009 did not include any significant amounts of previously capitalized interest.
          Interest and other income decreased to $47,000 during three months ended September 30, 2010 from $103,000 during the same period in 2009. The decrease was mainly due to fees reimbursed to us during the three months ended September 30, 2009 associated with a land sale in Tradition, Florida, as well as fees received in connection with sales made in prior periods.
For the Nine Months Ended September 30, 2010 Compared to the Same 2009 Period
          During the nine months ended September 30, 2010, we sold approximately 8 acres, which generated revenues of approximately $2.5 million, compared to the sale of approximately 13 acres, which generated revenues of approximately $1.1 million, in the same 2009 period. We did not recognize deferred revenue on previously sold land in the nine months ended September 30, 2010, compared to approximately $2.0 million in the nine months ended September 30, 2009. Additionally, we earned $320,000 in revenues from sales of real estate as a result of 1 home sold in the nine months ended September 30, 2009, compared to no home sales in the same 2010 period.
          Other revenues decreased to $1.2 million for the nine months ended September 30, 2010 from $1.8 million for the same period in 2009. The decrease was due to lower rental income as a tenant did not renew its lease agreement which expired in March 2010.
          Cost of sales of real estate decreased to $2.2 million for the nine months ended September 30, 2010 from $20.1 million for the same 2009 period due to a $17.9 million impairment charge associated with real estate inventory recorded in the nine months ended September 30, 2009 compared to no impairment charges of inventory of real estate in the same 2010 period.
          Selling, general and administrative expenses decreased to $7.5 million for the nine months ended September 30, 2010 from $12.1 million for the same 2009 period. The decrease reflects the overall slowdown of

Real Estate
activities at Core, including specifically lower compensation and benefits expense and lower office related expenses reflecting a reduction in force at Core in 2009, lower sales and marketing expenses as neither Core nor Carolina Oak engaged in advertising activities in the nine months ended September 30, 2010, and lower developer expenses related to property owner associations in Tradition, Florida. In addition, there was lower severance expense at Core in the nine months ended September 30, 2010 compared to the same 2009 period. These decreases were slightly offset by an increase in professional services and property tax expenses in the nine months ended September 30, 2010 compared to the same 2009 period.
          Interest incurred totaled $10.4 million for the nine months ended September 30 2010 and $6.0 million for the same 2009 period. No interest was capitalized in the nine months ended September 30, 2010 while interest capitalized totaled $2.0 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company recorded interest expense at the default rate of interest in accordance with the terms of its loan agreements. Additionally, during the third quarter of 2009, the Company’s ceased capitalizing interest in light of the significantly reduced development activities in Florida and suspended development activities in South Carolina. These factors resulted in a net higher interest expense recognized in the nine months ended September 30, 2010 compared to the same period in 2009. Historically, the capitalized interest allocated to inventory is charged to cost of sales as land and homes are sold. Cost of sales of real estate for the nine months ended September 30, 2010 and 2009 did not include any significant amounts of previously capitalized interest.
          Interest and other income increased to $533,000 during the nine months ended September 30, 2010 from $512,000 during the same period in 2009. This increase was mainly due to consulting fees reimbursed to us during the nine months ended September 30, 2010 associated with a land sale in Tradition, Florida as well as fees received in connection with sales made in prior periods. The increase was partially offset by lower forfeited deposits as no deposits were forfeited in the nine months ended September 30, 2010.
          Income from discontinued operations, all of which related to Core’s Projects, increased to $2.5 million in the nine months ended September 30, 2010 from a loss of $1.5 million in the same period in 2009. The increase was primarily due to a gain of approximately $2.6 million recorded in connection with the sale of the Projects in June 2010. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.
Core’s Liquidity and Capital Resources
          At September 30, 2010 and December 31, 2009, Core had cash and cash equivalents of $3.4 million and $2.9 million, respectively. Cash increased by $500,000 during the nine months ended September 30, 2010 mainly due to the receipt of cash proceeds from a land sale comprising approximately 8 acres in Tradition, Florida and net cash proceeds from the sale of the commercial leasing projects, partially offset by cash used to fund Core’s general and administrative expenses and severance payments related to its recent reduction in work force. At September 30, 2010, Core had no immediate availability under its various lines of credit.
          During 2009, the recession continued and the demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core has ceased all development in Tradition, Florida and Tradition Hilton Head. Its assets have been impaired significantly and in an effort to bring about an orderly liquidation without a bankruptcy filing, Core commenced negotiations with all of its lenders seeking to liquidate its assets in an orderly way. Core is currently in default under the terms of all of its outstanding debt totaling approximately $139.4 million. During February 2010, with Core’s concurrence, a significant portion of the land in Tradition Hilton Head was placed under the control of a court appointed receiver. In connection with the receivership, Core entered into a separate agreement with the lender that, among other things, granted Core a right of first refusal to purchase the $25.6 million loan in the event that the lender decides to sell the loan to a third party. This loan is collateralized by inventory that had a net carrying value of $32.3 million, net of impairment charges during 2009 of approximately $29.6 million. On September 1, 2010, the lender commenced an action to enforce the guarantee executed by Core in connection with the loan transactions between the lender and Core South Carolina, a wholly-owned subsidiary of Core. Through this action, the lender seeks to collect on approximately $25 million of indebtedness guaranteed by Core. On October 25, 2010, Core filed an answer and affirmative defenses asserting, among other things, that the claim on the guarantee is not ripe given the bank’s election to first foreclose against the underlying collateral. In addition, Core has raised additional equitable defenses to the claim on the guarantee. Discovery in the case has not yet commenced, and the trial date has been set. The amount of Core’s liability, if any, in this litigation has not been established.

Real Estate
          Separately, on April 7, 2010 and April 8, 2010, Investors Warranty of America, Inc. (“IWA”) filed actions in South Carolina and Florida, respectively, against Core and certain of its subsidiaries seeking foreclosure of mortgage loans totaling approximately $113.8 million, plus additional interest and costs and expenses, including attorneys’ fees. On September 8, 2010, Core and its applicable subsidiaries entered into an agreement with IWA, among other parties, relating to the foreclosure proceedings. IWA subsequently assigned and conveyed its interests in both the Florida and South Carolina loan facilities to PSL Acquisitions, LLC (“PSLA”). On November 8, 2010, Core and its applicable subsidiaries, on the one hand, and PSLA, on the other hand, executed an agreement which, upon the occurrence of certain events and subject to certain exceptions, provides for the resolution of the disputes between them. Pursuant to the agreement, Core and its subsidiaries agreed to, among other things, (i) pledge additional collateral to PSLA consisting of membership interests in certain subsidiaries of Core, (ii) grant security interests in the acreage owned by the subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land, (iii) the amendment of the complaint related to the Florida foreclosure action to include this additional collateral and (iv) the entry into consensual judgments of foreclosure in both foreclosure actions. Core also agreed to cooperate with PSLA in connection with the enforcement of its remedies against the collateral. PSLA has agreed, upon the occurrence of certain events and subject to certain exceptions, not to enforce a deficiency judgment against Core and has released Core from any other claims arising from or relating to the loans. As of September 30, 2010, the net carrying value of Core’s inventory collateralizing the defaulted loans that are the subject of the foreclosure proceedings was $78.1 million, net of impairment charges during 2009 of approximately $33.7 million. There was no impairment charge during the nine months ended September 30, 2010.
          In December 2009, Core reinitiated efforts to sell its two commercial leasing projects referred to as “the Projects” and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were classified as discontinued operations for all periods presented in accordance with the accounting guidance for the disposal of long-lived assets. On June 10, 2010, Core completed the sale of the Projects to Inland Real Estate Acquisition, Inc. (“Inland”) with a sales price of approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for further information.
          Core was also a party to a certain Development Agreement with the city of Hardeeville, SC, under which Core was obligated to fund $1 million towards the building of a fire station. Funding was scheduled in three installments: the first installment of $100,000 was due on October 21, 2009; the second installment of $450,000 was due on January 1, 2010; and the final installment of $450,000 was due on April 1, 2010. Additionally, Core was obligated to fund certain staffing costs of $200,000 under the terms of this agreement. Core did not pay any of the required installments and has not funded the $200,000 payment for staffing. On November 5, 2009, Core received a notice of default from the city for non payment. In the event that Core does not make these payments, it may be unable to cure the default on its obligation to the city, which could result in a loss of entitlements associated with the development project.
          Based on an ongoing evaluation of its cost structure and in light of current market conditions, Core reduced its head count by 41 employees during 2009, resulting in approximately $1.3 million in severance charges which were recorded during the fourth quarter of 2009. In the three and nine months ended September 30, 2010, severance related payments at Core totaled approximately $140,000 and $1.1 million, respectively.
          The negative impact of the adverse real estate market conditions on Core, together with Core’s limited liquidity, have caused substantial doubt regarding Core’s ability to continue as a going concern. Woodbridge has not committed to fund any of Core’s obligations or cash requirements, and it is not currently anticipated that Woodbridge will provide any funds to Core. As a result, the consolidated financial statements and the financial information provided for Core do not include any adjustments that might result from the outcome of this uncertainty. Core’s results are reported in the Real Estate Operations segment. See Note 19 of the “Notes to Unaudited Consolidated Financial Statements” included in Item 1 of this report.
Off Balance Sheet Arrangements and Contractual Obligations
          In connection with the development of certain of Core’s projects, community development, special assessment or improvement districts have been established which may have utilized tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts is assigned to each parcel within the district, and a priority assessment lien may be placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property are

Real Estate
typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core pays a portion of the revenues, fees, and assessments levied by the districts on the properties it still owns that are benefited by the improvements. Core may also be required to pay down a specified portion of the bonds at the time each unit or parcel is sold. The costs of these obligations were capitalized to inventory during the development period and recognized as cost of sales when the properties are sold.
          Core’s bond financing at September 30, 2010 and December 31, 2009 consisted of district bonds totaling $218.7 million at each of these dates with outstanding amounts of approximately $180.8 million and $170.8 million, respectively. Bond obligations at September 30, 2010 mature in 2035 and 2040. As of September 30, 2010, Core owned approximately 4% of the property subject to assessments within the community development district and approximately 91% of the property subject to assessments within the special assessment district. During the three months ended September 30, 2010 and 2009, Core recorded a liability of approximately $103,000 and $220,000, respectively, in assessments on property owned by it in the districts. During the nine months ended September 30, 2010 and 2009, Core recorded a liability of approximately $328,000 and $537,000, respectively, in assessments on property owned by it in the districts. Core is responsible for any assessed amounts until the underlying property is sold and will continue to be responsible for the annual assessments through the maturity dates of the respective bonds issued if the property is never sold. Based on Core’s approximate 91% ownership of property within the special assessment district as of September 30, 2010, it will be responsible for the payment of approximately $10 million in assessments by March 2011. If Core sells land within the special assessment district and reduces its ownership percentage, the potential payment of approximately $10 million would decrease in relation to the decrease in the ownership percentage. In addition, Core has guaranteed payments for assessments under the district bonds in Tradition, Florida which would require funding if future assessments to be allocated to property owners are insufficient to repay the bonds. Management has evaluated this exposure based upon the criteria in accounting guidance for contingencies, and has determined that there have been no substantive changes to the projected density or land use in the development subject to the bond which would make it probable that Core would have to fund future shortfalls in assessments.
          In accordance with accounting guidance for real estate, the Company records a liability for the estimated developer obligations that are fixed and determinable and user fees that are required to be paid or transferred at the time the parcel or unit is sold to an end user. At September 30, 2010, the liability related to developer obligations associated with Core’s ownership of the property was $175,000 after the sale of Core’s commercial leasing projects in June 2010 (See Note 5 of the “Notes to Unaudited Consolidated Financial Statements” for information relating to the sale). At December 31, 2009, the liability related to developer obligations was $3.3 million, of which $3.1 million was included in the liabilities related to assets held for sale in the accompanying consolidated statement of financial condition as of December 31, 2009.
          The following table summarizes our Real Estate and Other contractual obligations (excluding those of Bluegreen) as of September 30, 2010 (in thousands):

		Payments due by period
					More than
		Less than	13 - 36	37 - 60	60
Category	Total	12 Months	Months	Months	Months
Debt obligations (1)	$273,281	176,842	503	10,725	85,211
Operating lease obligations (2)	940	714	167	59	—
Severance related termination obligations	19	19	—	—	—

Total obligations	$274,240	177,575	670	10,784	85,211

(1)	Amounts represent scheduled principal payments. Debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion. Debt obligations include defaulted loans totaling approximately $176.6 million as of September 30, 2010, of which repayment of the outstanding debt was accelerated by the lender and is currently being shown as immediately due and payable in less than 12 months. See Note 3 and Note 15 of the “Notes to Unaudited Consolidated Financial Statements” included in Item 1 of this report for more information regarding the defaulted loans.

(2)	Operating lease obligations consist of lease commitments.

Real Estate
          In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits in accordance with accounting guidance for uncertainty in income taxes, which provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
          At each of September 30, 2010 and December 31, 2009, Core had outstanding surety bonds of approximately $495,000, which were related primarily to its obligations to various governmental entities to construct improvements in its various communities. It is estimated that approximately $495,000 of work remains to complete these improvements and it is not currently anticipated that any outstanding surety bonds will be drawn upon.
          Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions (the “Chapter 11 Cases”). In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At September 30, 2010 and December 31, 2009, Woodbridge had $490,000 and $527,000, respectively, in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $85,000 and $122,000 during the three and nine months ended September 30, 2009, respectively, in accordance with the indemnity agreement for bond claims paid during the period. No reimbursements were made in the three or nine month periods ended September 30, 2010. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds, based on the claims made by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated with the municipality and Woodbridge complied with that request. In August 2010, Woodbridge was granted a motion for summary judgment terminating any obligations under the bonds. Subsequent to the motion being granted the municipality appealed the decision.
Bluegreen
Bluegreen’s results of operations for the three and nine months ended September 30, 2010 are reported through two reportable segments which are Bluegreen Resorts and Bluegreen Communities. For the three and nine months ended September 30, 2009, our earnings attributable to Bluegreen were reported under the equity method of accounting as part of Woodbridge other operations which continues to be included in the BFC Activities segment. Bluegreen is a separate public company, and the following information is derived from the “Management Discussion and Analysis of Financial Condition and Results of Operations” section of Bluegreen’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2010.
          Bluegreen’s results for the three and nine months ended September 30, 2010 reflect its continued efforts to improve its cash flows from operations by targeting higher cash from sales of VOIs by continuing to improve its selling and marketing efficiencies in its Resorts Division and by efforts to increase its cash fee-based service businesses. While its cash flows from operations and its Resorts Division segment operating margin reflects the success of these efforts, the Communities Division continued to be impacted by low consumer demand for homesites.
          During the three months ended September 30, 2010:
•	Bluegreen’s system-wide sales of VOI’s totaled $90.0 million.

•	The Bluegreen Communities Division generated a segment operating loss of approximately $12.4 million, including non-cash impairment charges of $8.7 million associated with the write-down of the inventory balances of certain phases of its communities properties.

•	Bluegreen’s sales and marketing fee-based service business sold $22.1 million of third-party developer inventory and earned sales and marketing commissions of $15.1 million.

Real Estate
•	Bluegreen recorded a non-cash charge of $15.8 million to increase the allowance for loan losses on its VOI notes receivables generated prior to December 15, 2008 (the date Bluegreen implemented FICO-based credit underwriting standards), as certain lower FICO receivables are expected to experience higher than originally anticipated losses.

•	Bluegreen’s adoption of the amendment to the accounting guidance associated with the consolidation of VIE’s on January 1, 2010, resulted in its consolidation of seven existing special purpose financing entities that are associated with past securitization transactions. In addition to the changes to the Company’s Consolidated Statement of Financial Condition (see Note 2 of the “Notes to the Unaudited Consolidated Financial Statements”), the consolidation of these special purpose finance entities impacted the Statement of Operations during the three months ended September 30, 2010 by increasing Bluegreen’s interest income from VOI notes receivable and increasing interest expense on notes payable, compared to prior periods.

•	Bluegreen successfully completed the securitization of $36.1 million of the lowest FICO-score loans previously financed in the BB&T Purchase Facility, for gross cash proceeds of $24.3 million. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008 and had FICO scores below 600.
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
          While the vacation ownership business has historically been capital intensive, Bluegreen’s goal is to leverage its sales and marketing, mortgage servicing, fee-based management services, title and construction expertise to generate fee-based-service relationships with third parties that produce positive cash flows and require less capital investment. During the three months ended September 30, 2010, Bluegreen sold $22.1 million of third-party inventory and earned sales and marketing commissions of approximately $15.1 million, as well as title fees on such transactions. During the nine months ended September 30, 2010, Bluegreen sold $56.0 million of third-party inventory and earned sales and marketing commissions of approximately $37.5 million, as well as title fees on such transactions. Bluegreen also provides fee-based management services, resort design and development services, and mortgage services under certain of these arrangements, all for cash fees. Bluegreen intends to pursue additional fee-based service relationships, and while there is no assurance that this will be the case, Bluegreen believes that these activities will become an increasing portion of its business over time.
          While, as described above, part of Bluegreen’s overall business strategy is cash conservation, it may periodically explore and enter into real-estate-related acquisitions, which it believes represents strategic business opportunities and are accretive to its cashflows in the near term. In October 2010, the Bluegreen/Big Cedar Joint Venture acquired Paradise Point Resort, which is located in close proximity to the existing Wilderness Club at Big Cedar in Ridgedale, Missouri. The Paradise Point Resort acquisition consisted of land, completed residential units (consisting of both condominium and timeshare units), the right to construct additional VOI units on the acquired property, as well as a clubhouse and related recreational areas. The property was acquired with the intent to expand the amount of completed VOI inventory available for sale by the Bluegreen/Big Cedar Joint Venture as well as to develop and sell new VOI inventory in the future. In connection with the acquisition, Bluegreen has assumed management of the property. The purchase price of Paradise Point Resort was $7.7 million, of which $2.25 million was paid in cash and the balance of $5.45 million was financed with a note payable to Foundation Capital Resources, Inc., a lender affiliated with the seller. Additionally, in a separate transaction in October 2010, the Bluegreen/Big Cedar Joint Venture acquired a 109-acre development parcel, located adjacent to existing Wilderness

Real Estate
Club at Big Cedar, from an affiliate of Big Cedar, LLC. The parcel was acquired with the intent to develop future VOI inventory for sale by the Bluegreen/Big Cedar Joint Venture. The purchase price of the parcel was $10.0 million, of which $2.25 million was paid in cash and the balance of $7.75 million was financed with a note payable to Foundation Capital Resources, Inc. Both notes payable to Foundation Capital Resources, Inc. have maturities of 5 years (the note underlying the 109-acre parcel purchase has a 2-year extension provision subject to certain conditions) and bear interest at a rate of 8% for three years, which then adjusts to the lower of 4.75% over prime or the lender specified rate, not to exceed 9%. Repayments of the notes will be based upon the release payments from future sales of VOIs located on the underlying properties, subject to minimum payments stipulated in the agreements.
          Bluegreen has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and results of operations. This seasonality may result in fluctuations in its quarterly operating results. Although Bluegreen typically sees more potential customers at its sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that it use the percentage-of-completion method of accounting.
          Bluegreen believes that inflation and changing prices have had a material impact on its revenues and results of operations. Bluegreen has increased the sales prices of its VOIs periodically and has experienced increased construction and development costs from time to time during the last several years. There is no assurance that Bluegreen will be able to increase or maintain the current level of its sales prices or that increased construction costs will not have a material adverse impact on its gross margin. In addition, to the extent that inflation in general or increased prices for our VOIs adversely impacts consumer demand, its results of operations could be adversely impacted. While Bluegreen has recently reduced sales prices of its homesites in response to low levels of consumer demand, these same factors may in the future affect its Bluegreen Communities segment. Also, to the extent inflationary trends, tightened credit markets or other factors affect interest rates, its debt service costs may increase.
          The Bluegreen Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate markets. Bluegreen has experienced a material decrease in demand, and a significant decrease in sales volume. Bluegreen has significantly reduced prices on certain of its homesites in an attempt to increase sales activity. As a result of its continued low volume of sales, reduced prices, and the impact of reduced sales on the forecasted sell-out period of our communities’ projects, Bluegreen recorded non-cash impairment charges of $8.7 million and $11.7 million during the three and nine months ended September 30, 2010, respectively. There can be no assurances that future changes in our intentions, expectations, or pricing will not result in future material charges or adjustments to the carrying amount of its communities’ inventory or otherwise adversely impact its results and financial condition in the future.
          The challenging credit markets have negatively impacted Bluegreen’s financing activities. While the credit markets appear to be recovering and Bluegreen entered into a term securitization and new financing facility during the quarter ended September 30, 2010, the number of securitization and hypothecation transactions being consummated in the market overall remains below historical levels and Bluegreen believes that those that are consummated are more difficult to effect and are generally priced at a higher cost than in prior periods. There can be no assurance that Bluegreen will be able to secure financing for its VOI notes receivable on acceptable terms, if at all.

Real Estate
Bluegreen Segments Financial Results
          The following tables include Bluegreen’s financial results for the three and nine months ended September 30, 2010. No comparative analysis was performed as Bluegreen’s results prior to November 16, 2009 are not included in the financial results below, but rather our earnings attributable to Bluegreen were reported under the equity method of accounting in our BFC Activities segment.

	Bluegreen Resorts		Bluegreen Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	of Sales
	(dollars in thousands)
Three Months Ended September 30, 2010:
System-wide sales (1)	$90,002
Change in sales deferred under timeshare accounting rules	4,854
Estimated uncollectible VOI notes receivable	(8,908)

System-wide sales, net	85,948	100%	$3,137	100%	$89,085	100%
Sales of third-party VOIs	(22,090)	(26)	—	—	(22,090)	(25)
Adjustment to allowance for loan losses	(9,076)	(11)	—	—	(9,076)	(10)

Sales of real estate	54,782	64	3,137	100	57,919	65
Cost of real estate sales	(10,473)	(16) *	(11,367)	(362) *	(21,840)	(33) *

Gross profit	44,309	84 *	(8,230)	(262) *	36,079	67 *
Fee-based sales commission revenue	15,148	18	—	—	15,148	17
Other resort fee-based services revenues	17,170	20	—	—	17,170	19
Other revenues	—	—	433	14	433	—
Cost of other resort fee-based services	(12,535)	(15)	—	—	(12,535)	(14)
Cost of other operations	—	—	(866)	(28)	(866)	(1)
Segment selling, general and administrative expenses (2)	(45,997)	(54)	(3,752)	(120)	(49,749)	(56)

Segment operating profit (loss)	$18,095	21	$(12,415)	(396)	$12,389	6

Real Estate

	Bluegreen Resorts		Bluegreen Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sales	Amount	of Sales	Amount	of Sales
	(dollars in thousands)
Nine Months Ended September 30, 2010:
System-wide sales (1)	$218,185
Change in sales deferred under timeshare accounting rules	(1,660)
Estimated uncollectible VOI notes receivable	(20,269)

System-wide sales, net	196,256	100%	$9,740	100%	$205,996	100%
Sales of third-party VOIs	(56,045)	(29)	—	—	(56,045)	(27)
Adjustment to allowance for loan losses	(22,317)	(11)	—	—	(22,317)	(11)

Sales of real estate	117,894	60	9,740	100	127,634	62
Cost of real estate sales	(22,646)	(16) *	(19,559)	(201) *	(42,205)	(28) *

Gross profit	95,248	84 *	(9,819)	(101) *	85,429	72 *
Fee-based sales commission revenue	37,458	19	—	—	37,458	18
Other resort fee-based services revenues	49,263	25	—	—	49,263	24
Other revenues	—	—	1,283	13	1,283	1
Cost of other resort fee-based services	(35,930)	(18)	—	—	(35,930)	(17)
Cost of other operations	—	—	(2,526)	(26)	(2,526)	(1)
Segment selling, general and administrative expenses (2)	(114,771)	(58)	(10,620)	(109)	(125,391)	(61)

Segment operating profit (loss)	$31,268	16	$(21,682)	(223)	$9,586	5

*	Percentages for Bluegreen Resorts’ cost of real estate sales and gross profit are calculated as a percentage of sales of real estate.

(1)	Includes sales of VOI’s made on behalf of third parties, which are transacted through the same process as the sale of Bluegreen’s vacation ownership inventory, and involve similar selling and marketing costs.

(2)	General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $8.3 million and $31.7 million, respectively, for the three and nine months ended September 30, 2010. (See “Corporate General and Administrative Expenses” below for further discussion).

Real Estate
Bluegreen Resorts
Bluegreen Resorts – Resort Sales and Marketing
          The following table sets forth certain information for sales of both Bluegreen VOIs (before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules) and VOI sales made on behalf of third-party developers for a fee, for the periods indicated:

	For the Three	For the Nine
	Months	Months
	Ended September 30,	Ended September 30,
	2010	2010

Number of sales offices operated at the end of the period	20	20

Number of Bluegreen VOI sales transactions	5,569	14,217
Number of sales made on behalf of third-party developers for a fee	1,792	4,588

Total VOI sales transactions	7,361	18,805

Average sales price per transaction	$12,212	$11,986
Number of total prospects tours	47,750	121,329
Sale-to-tour conversion ratio– total prospects	15.4%	15.5%
Number of new prospects tours	28,463	70,200
Sale-to-tour conversion ratio– new prospects	10.1%	10.7%
Sales to existing Bluegreen Vacation Club owners as a percentage of system-wide sales	58%	58%
Other Resort Fee-Based Services
The following table sets forth pre-tax profit generated from Bluegreen’s fee-based management and other services (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010

Fee-based management services	$5,890	$19,540
Title operations	2,427	5,470
Net carrying cost of developer inventory	(2,276)	(7,593)
Other	(149)	(343)

Total	$5,892	$17,074

Real Estate
Bluegreen Communities
          The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, excluding sales of bulk parcels, and before giving effect to the percentage-of-completion method of accounting:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010

Number of homesites sold	46	175
Average sales price per homesite	$62,554	$60,063
Finance Operations
          As of September 30, 2010, Bluegreen’s finance operations included the ongoing excess interest spread earned on $739.5 million of notes receivable. This amount reflects the consolidation of notes receivable held by seven of Bluegreen’s special purpose finance entities that occurred on January 1, 2010, that were previously not consolidated by Bluegreen in accordance with then-prevailing generally accepted accounting principles (see Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for additional information).
Profit from Notes Receivable Portfolio and Mortgage Servicing Operations
          The following table details the sources of Bluegreen’s income and related expenses associated with its notes receivable portfolio (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2010	2010

Income
Interest income:
VOI notes receivable	$20,818	$80,919
Other	51	132

Total interest income	20,869	81,051

Servicing fee income:
Fee-based services	58	104

Total income	20,927	81,155

Expenses
Interest expense on receivable-backed notes payable	10,890	34,616
Cost of mortgage servicing operations	664	1,852

Total expenses	11,554	36,468

Pre-tax profit on notes receivable portfolio and mortgage servicing operations	$9,373	$44,687

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

Real Estate
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
          During the three and nine months ended September 30, 2010 servicing fee income represented mortgage servicing fees earned on behalf of a third-party lender in connection with one of Bluegreen’s fee-based services arrangements. As of September 30, 2010, the total amount of notes receivable serviced by Bluegreen under this arrangement was $20.4 million.
Interest Expense
          Interest expense on receivable-backed notes payable was $10.9 million and $34.6 million, respectively, for the three and nine months ended September 30, 2010. These amounts reflect higher average debt balance due to the recognition of approximately $411.4 million of non-recourse receivable-backed debt as a result of the consolidation of Bluegreen’s special purpose finance entities as of January 1, 2010.
          Other interest expense, which is mainly comprised of interest on lines of credit and notes payable and the subordinated debentures, was $6.0 million and $14.9 million, respectively, for the three and nine months ended September 30, 2010. Additionally, on March 30, 2010, the interest rate on the securities issued by the Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.19% as of September 30, 2010). On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed-rate of 9.158% and 9.193%, respectively, to in each case a variable rate equal to the 3-month LIBOR + 4.85% (5.14% as of September 30, 2010). The impact of the decreased BST interest rates described above was partly offset by higher interest rates on certain extensions to existing debt agreements.
          Bluegreen’s effective cost of borrowing was 6.6% for the nine months ended September 30, 2010.
Corporate General and Administrative Expenses
          Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Overall corporate and general administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. Corporate general and administrative expenses, excluding mortgage servicing operations, were $8.3 million and $31.7 million, respectively, for the three and nine months ended September 30, 2010.
Non-controlling Interest in Income of Consolidated Subsidiary
          We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, Bluegreen’s 51%-owned subsidiary, in our consolidated financial statements (See Note 4 of the “Notes to Unaudited Consolidated Financial Statements” for further information). Non-controlling interest in income of consolidated subsidiary was approximately $4.1 million and $7.0 million, respectively, for the three and nine months ended September 30, 2010.
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
          The challenging credit markets have negatively impacted Bluegreen’s financing activities. While the credit markets appear to be recovering and Bluegreen entered into a term securitization and new financing facility during the quarter ended September 30, 2010, the number of securitization and hypothecation transactions being consummated in the market overall remains below historical levels and Bluegreen believes that those that are consummated are more difficult to effect and are generally priced at a higher cost than in prior periods. There is no assurance that Bluegreen will be able to secure future financing for its VOI notes receivable on acceptable terms, if at all.
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
          The advance periods of Bluegreen’s receivable-backed credit facilities expire within the next year. Bluegreen intends to continue its efforts to renew and extend the advance periods under certain of its existing receivable-backed credit facilities, and to seek additional similar credit facilities and to pursue transactions in the securitization markets, and Bluegreen believes that the implementation of its strategic initiatives has better positioned them to address these matters with its existing and future lenders; however, there is no assurance that its efforts will be successful, in which case, its liquidity would be significantly adversely impacted. Further, while Bluegreen may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to them on favorable terms or at all. In light of the current trading price of Bluegreen’s common stock, financing involving the issuance of its common stock or securities convertible into its common stock would be highly dilutive to its existing shareholders.

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
Credit Facilities
          The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of its liquidity as of September 30, 2010. These facilities do not constitute all of its outstanding indebtedness as of September 30, 2010. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.
Credit Facilities for Bluegreen Receivables with Future Availability
          Bluegreen maintains various credit facilities with financial institutions that provide receivable financing for its operations. Bluegreen had the following credit facilities with future availability as of September 30, 2010 (in thousands):

		Outstanding		Advance
		Balance as	Availability	Period	Borrowing
	Revolving	of	as of	Expiration;	Rate; Rate as
	Borrowing	September	September	Borrowing	of June 30,
	Limit	30, 2010	30, 2010	Maturity	2010
				August 31, 2011;	Prime + 3.50%;
BB&T Purchase Facility(1)	$125,000	$93,462	$31,538	September 5, 2023	6.75%
				November 26, 2010;	Prime+2.25%;
Liberty Bank Facility(1)	75,000	71,585	3,418	August 27, 2014	6.50% (2)

Total	$200,000	$165,044	$34,956

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	Interest charged on this facility is variable, subject to a floor of 6.5%.
BB&T Purchase Facility. On September 2, 2010, the BB&T Purchase Facility was amended and restated, extending the revolving advance period under the facility to August 31, 2011. The facility limit will initially revolve up to $125.0 million. Should a “takeout financing” (as defined in the applicable facility agreements) occur prior to August 31, 2011, the facility limit will decrease to $50.0 million. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility. The advance rate on prospective advances will decrease to 65% once the outstanding balance under the BB&T Purchase Facility is equal to or greater than $100.0 million but less than $110.0 million, and will further decrease to 62.5% when the outstanding balance is equal to or greater than $110.0 million.
While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.

Real Estate
As of September 30, 2010, the outstanding balance on the BB&T Purchase Facility was 77.9% of the associated collateral. Bluegreen will continue to equally share with BB&T in the excess cash flows generated by the receivables sold, after customary payments of fees, interest and principal, until the outstanding balance reduces to 67.5% of the existing receivables as the outstanding balance amortizes. During the nine months ended September 30, 2010, Bluegreen pledged $16.5 of VOI notes receivable under the facility and received cash proceeds of $11.2 million.
The interest rate on the BB&T Purchase Facility is currently the Prime Rate plus 3.5% (6.75% as of September 30, 2010), but is subject to increase to the Prime Rate plus 4.5% once the outstanding balance under the BB&T Purchase Facility is equal to or greater than $100.0 million but less than $110.0 million, and will further increase to the Prime Rate plus 5.5% when the outstanding balance is equal to or greater than $110.0 million.
On September 2, 2010, Bluegreen repaid $24.3 million of the outstanding balance under the BB&T Purchase Facility with the proceeds generated from the sale of the notes in connection with the Legacy Securitization transaction described below. During the nine months ended September 30, 2010, Bluegreen repaid a total of $49.0 million on the facility.
The outstanding balance and availability under the BB&T Purchase Facility as of September 30, 2010 is approximately $93.5 million and $31.5 million, respectively.
Liberty Bank Facility. Bluegreen has a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial. The facility provided for a 90% advance on eligible receivables pledged under the facility. Amounts borrowed under the facility and interest incurred will be repaid as cash is collected on the pledged receivables, with the remaining balance, if any, due on August 27, 2014.
On September 27, 2010, this facility was amended to reinstate and extend the revolving advance period to November 26, 2010. Additionally, through November 26, 2010, the interest rate on amounts outstanding under the facility increased from one-month London Interbank Offered Rate (LIBOR) plus 2.5%, subject to a floor of 5.75%, to the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of September 30, 2010). Bluegreen is currently in discussions with Liberty Bank regarding the extension of the advance period under this facility for an additional two years but there is no assurance that such extension will be obtained on favorable terms, if at all. If the advance period is not further extended by November 26, 2010, the interest rate charged on outstanding amounts will revert back to one-month LIBOR plus 2.5%, subject to a floor of 5.75%.
As the facility is revolving, availability under the facility increases up to the $75.0 million facility limit as cash is received on the VOI notes receivable collateralized under the facility and Liberty Bank is repaid through the expiration of the advance period, pursuant to the terms of the facility.
During the nine months ended September 30, 2010, Bluegreen pledged $27.6 million of VOI notes receivable to this facility and received cash proceeds of $26.9 million. Bluegreen also repaid $14.3 million on the facility during the first nine months of 2010.
The outstanding balance and availability under the Liberty Bank Facility as of September 30, 2010 is approximately $71.6 million and $3.4 million, respectively.
Other Outstanding Receivable-Backed Notes Payable
Bluegreen has outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. Bluegreen had the following outstanding balances under such credit facilities as of September 30, 2010 (in thousands):

Real Estate

	Balance as of		Borrowing Rate; Rate
	September 30,	Borrowing	as of September 30,
	2010	Maturity	2010
The GE Bluegreen/Big Cedar Facility	$25,964	April 16, 2016	30 day LIBOR+1.75%; 2.01%
Wells Fargo Facility	3,740	December 31, 2010	Prime + 0.50%; 4.00% (1)
The RFA Receivables Facility	3,637	February 15, 2015	30 day LIBOR+4.00%; 4.26%
National Bank of Arizona Receivables Facility	20,000	September 30, 2017	30 day LIBOR + 5.25%; 6.75%
Legacy Securitization	24,375	September 2, 2025	12%(2)
Non-recourse Securitization Debt	350,488	Varies	Varies

	$428,204

(1)	Interest charged on this facility is variable and is subject to a 4.00% floor.

(2)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.
The GE Bluegreen/Big Cedar Facility. The Bluegreen/Big Cedar Joint Venture has a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. All outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the nine months ended September 30 2010, Bluegreen repaid $6.9 million on this facility.
The Wells Fargo Facility. Bluegreen has a credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Historically, Bluegreen primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been our one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the maturity date of all borrowings is scheduled to mature on December 31, 2010. The interest rate charged on outstanding receivable borrowings under the facility is the greater of 4.00% or the Prime Rate plus 0.50%. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. During the nine months ended September 30, 2010, Bluegreen repaid $10.7 million on this facility.
National Bank of Arizona Receivables Facility. On September 30, 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona. Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provided for an 85% advance on $23.5 million of eligible receivables, all of which were pledged under the facility at closing, subject to terms and conditions which we believe to be customary for facilities of this type. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance due in September 2017. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of September 30, 2010).
Legacy Securitization. On September 2, 2010, Bluegreen completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that Bluegreen implemented its FICO® score-based credit underwriting program, and had FICO® scores below 600.

Real Estate
In this private placement transaction, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million (the “Legacy Securitization”). While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to Bluegreen of $24.3 million (before fees and customary reserves and expenses), which was used to repay a portion of the outstanding balance under the BB&T Purchase Facility.
Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025.
Receivable-Backed Notes Payable Previously Reported as Off-Balance-Sheet – Non-Recourse Securitization Debt
See Note 15 of the Notes to Condensed Consolidated Financial Statements for information related to the debt obligations that were previously reported off-balance-sheet.
Other Effective Receivable Capacity. Pursuant to the terms of certain of our prior term securitizations and similar type transactions, we have the ability to substitute new eligible VOI notes receivable into such facilities in the event receivables that were previously sold in such transactions default or are the subject of an owner upgrade transaction, subject to certain limitations. These substitutions result in us receiving additional cash through the monthly distribution on our retained interest in notes receivable sold. Bluegreen intends to continue to use this receivable capacity, to the extent possible under the terms and conditions of the applicable facilities.
Credit Facilities for Bluegreen Inventories without Existing Future Availability
Bluegreen has an outstanding obligations under various credit facilities and other notes payable collateralized by its Resorts or Communities inventories. As of September 30, 2010 these included the following significant items (in thousands):

	Balance as of
	September 30,	Borrowing	Borrowing Rate; Rate as of
	2010	Maturity (1)	September 30, 2010
The RFA AD&C Facility	$63,861	Varies by loan (2)	30 day LIBOR+4.50%; 4.76%

The H4BG Communities Facility	33,117	December 31, 2012	Prime + 2.00%; 10.00%

The Textron AD&C Loans	10,699	Varies by loan (2)	Prime + 1.25 - 1.50%; 4.50% – 4.75%

Wells Fargo Term Loan	33,576	April 30, 2012	30 day LIBOR + 6.87%; 7.13%

	$141,253

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between September 30, 2010 and maturity.

(2)	The maturity dates for this facility vary by loan as discussed below.
The RFA AD&C Facility.. This facility was used to finance the acquisition and development of certain of Bluegreen’s resorts and currently has two outstanding project loans. The maturity date for the project loan collateralized by Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) is June 30, 2012. Approximately $61.4 million was outstanding on this loan as of September 30, 2010. The maturity date for the project loan collateralized by our Fountains resort in Orlando, Florida (the “Fountains Loans”) is March 31, 2011. Approximately $2.5 million was outstanding on this loan as of September 30, 2010. As of September 30, 2010, Bluegreen had no availability under this facility. During the nine months ended September 30, 2010, Bluegreen repaid $23.6 million on this facility.

Real Estate
The H4BG Communities Facility. Bluegreen has an outstanding balance under a credit facility (the “H4BG Communities Facility”) historically used to finance our Bluegreen Communities real estate acquisitions and development activities. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by our golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).
The interest rate on the H4BG Communities Facility is the Prime Rate plus 2%, subject to the following floors: (1) 10% until the balance of the loan is reduced to $32.6 million, (2) 8% until the balance of the loan is less than or equal to $20 million, and (3) 6% thereafter. During the nine months ended September 30, 2010, Bluegreen repaid $5.4 million on this facility.
Textron AD&C Loans. Bluegreen has two acquisition loans with Textron Financial Corporation (“Textron”) with no future borrowing capacity. The loan used to acquire and develop Bluegreen’s Odyssey Dells resort in Wisconsin Dells, Wisconsin (the “Odyssey Loan”) had an outstanding balance as of September 30, 2010 of approximately $5.0 million. The final maturity of outstanding borrowings under the Odyssey Loan is December 31, 2011.
The outstanding balance on the loan used to acquire Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Loan”) was $5.7 million as of September 30, 2010. The final maturity of outstanding borrowings under the Atlantic Palace Loan is April 30, 2013.
During the nine months ended September 30, 2010, Bluegreen repaid a total of $2.1 million to Textron under these loans.
The Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated our notes payable to Wachovia and the line-of-credit issued by Wachovia into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line of credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, Bluegreen made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the then-existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of September 30, 2010, of $2.8 million in 2010, $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of its sold VOI notes receivable as collateral for the Wells Fargo Term Loan. Wells Fargo has the right to receive, as additional collateral, the residual interest in one future transaction which creates such a retained interest. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.13% as of September 30, 2010).
During the nine months ended September 30, 2010, Bluegreen repaid $2.8 million on this facility.
Commitments
          Bluegreen’s material commitments as of September 30, 2010 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its Bluegreen Resorts and Communities projects based on its sales contracts with customers and commitments under noncancelable operating leases.

Real Estate
          The following table summarizes the contractual minimum principal payments required on all of Bluegreen’s outstanding debt (including its receivable-backed debt, lines-of-credit and other notes and debentures payable) and its noncancelable operating leases by period date, as of September 30, 2010 (in thousands):

		Purchase
		Accounting	Less than	13 - 36	37 - 60	More than
Category	Total	Adjustments	12 Months	Months	Months	60 Months
Debt obligations	$793,716	(57,632)	35,946	111,921	76,011	627,470
Noncancelable operating leases	61,754	—	9,931	14,008	10,140	27,675

Total obligations	$855,470	(57,632)	45,877	125,929	86,151	655,145

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
          Bluegreen estimates that the cash required to complete resort buildings, resort amenities and other common costs in projects in which sales have occurred was approximately $1.0 million as of September 30, 2010. Bluegreen estimates that the cash required to complete development of communities in which sales have occurred was approximately $8.2 million as of September 30, 2010. These amounts assume that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer; however, Bluegreen anticipates that it will incur such obligations in the future. Bluegreen plans to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There is no assurance that Bluegreen will be able to generate the cash from operations necessary to complete these commitments or that actual costs will not exceed the amounts estimated.
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
          Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include, what Bluegreen believes to be, customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. No assurance can be given that Bluegreen will not be required to seek waivers of such covenants, that it will be successful in obtaining waivers, or that such covenants will not limit its ability to raise funds, sell receivables, satisfy or refinance its obligations or otherwise adversely affect its operations. Further, although Bluegreen does not currently believe that any such transactions are likely to be structured so as to materially limit its ability to pay cash dividends on its common stock

Real Estate
or its ability to repurchase shares in the near term; there is no assurance this will remain true in the future. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond Bluegreen’s control.
Off-Balance Sheet Arrangements
          Bluegreen historically monetized its notes receivables through various facilities and through periodic term securitization transactions and other similar arrangements, many of which were accounted for as sales of notes receivable under the accounting requirements in effect at the time. As discussed further in Note 2 of our Notes to Unaudited Consolidated Financial Statements, on January 1, 2010, Bluegreen adopted accounting rules that required it to consolidate seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment. Accordingly, as of September 30, 2010, Bluegreen does not have any off-balance sheet arrangements.

Financial Services
          The Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp currently presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the Securities and Exchange Commission. Accordingly, references to “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation.
BankAtlantic Bancorp Consolidated Results of Operations
          Loss from continuing operations from each of BankAtlantic Bancorp’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2010	2009	Change
BankAtlantic	$(17,669)	(35,304)	17,635
Parent Company	(7,515)	(16,784)	9,269

Net loss	$(25,184)	(52,088)	26,904

For the Three Months September 30, 2010 Compared to the Same 2009 Period:
          The decrease in BankAtlantic’s net loss during the 2010 third quarter compared to the same 2009 quarter primarily resulted from a $29.2 million decrease in the provision for loan losses partially offset by $4.6 million of lower revenues from service charges on deposits, $5.3 million of lower gains on securities activities, net, a $2.4 million decline in net interest income and $0.7 million of higher non-interest expenses. The substantial decrease in the provision for loan losses primarily related to a significant reduction in charge-offs in all of our loan product types as we believe that real estate value declines have slowed. The lower revenues from service charges reflect a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of both our focus on seeking to attract customers who maintain deposit accounts with higher balances, the adoption of new Federal Reserve overdraft rules and the result of a change in customer behavior. During the three months ended September 30, 2009, BankAtlantic sold agency securities for a $4.8 million gain. No agency securities were sold during the three months ended September 30, 2010. The decline in BankAtlantic’s net interest income primarily resulted from lower earning asset balances, higher non-performing asset balances, and an increase in liquidity resulting in additional cash balances invested in low yielding investments. The decline in earning assets was the result of lower loan originations and purchases, reduced acquisitions of tax certificates and sales of agency securities since the second quarter of 2009. The increases in BankAtlantic’s non-interest expenses primarily resulted from $4.5 million of impairments on assets transferred to held-for-sale in connection with the possible sale of our Tampa operations, $2.0 million of employee severance associated with a July 2010 workforce reduction, a $1.1 million increase in lease termination liability and a $2.2 million increase in professional fees. The above increases in non-interest expenses were partially offset by lower compensation and occupancy expenses associated with efforts to increase operating efficiencies and $5.4 million of costs associated with debt redemptions in 2009 with no costs associated with debt redemptions in 2010.
          The decrease in BankAtlantic Bancorp Parent Company’s loss for the 2010 quarter compared to the same 2009 quarter primarily resulted from a $9.9 million decline in the provision for loan losses. The substantial improvement in the provision for loan losses reflects lower charge-offs and declines in the specific valuation allowance for loan losses for the 2010 quarter compared to the same 2009 period.

	For the Nine Months Ended September 30,
(in thousands)	2010	2009	Change
BankAtlantic	$(74,668)	$(100,071)	$25,403
Parent Company	(22,287)	(36,985)	14,698

Net loss	$(96,955)	$(137,056)	$40,101

Financial Services
(BankAtlantic Bancorp)
For the Nine Months Ended September 30, 2010 Compared to the Same 2009 Period:
          The decrease in BankAtlantic’s net loss during the 2010 period compared to the same 2009 period primarily resulted from a $33.0 million reduction in the provision for loan losses, a $19.8 million reduction in non-interest expenses partially offset by a decline in net interest income of $7.8 million, $12.0 million of lower revenues from service charges on deposits and a $8.3 million decline in gains from securities activities, net. The improvement in non-interest expense reflects a $9.2 million goodwill impairment charge during the 2009 period with no goodwill impairment charges during the 2010 period. Additionally, the improvement in non-interest expenses since the 2009 period reflects reduced operating expenses associated with operating expense initiatives, which included a $5.9 million reduction in employee compensation and benefits expense from the consolidation of certain back-office facilities.
          The decrease in BankAtlantic Bancorp Parent Company’s net loss primarily resulted from the same items discussed above for the nine months ended September 30, 2010 compared to the same 2009 period, as the provision for loan losses declined $14.6 million in the nine month period ended September 30, 2010 compared to the same 2009 period. During the nine months ended September 30, 2010, BankAtlantic Bancorp Parent Company sold certain real estate owned property for a $0.6 million loss and recorded $0.8 million of write-downs on real estate owned due to declining property values subsequent to foreclosure.
          During the nine months ended September 30, 2009, the Company recognized $3.7 million of earnings in discontinued operations relating to additional Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel net of a $0.5 million indemnification obligation.

Financial Services
(BankAtlantic Bancorp)
     BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2010			September 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$3,485,826	38,299	4.39	$4,066,363	44,968	4.42
Investments	748,289	6,032	3.22	616,086	8,700	5.65

Total interest earning assets	4,234,115	44,331	4.19%	4,682,449	53,668	4.58%

Goodwill and core deposit intangibles	15,028			16,297
Other non-interest earning assets	255,074			276,551

Total Assets	$4,504,217			$4,975,297

Deposits:

Savings	$444,981	250	0.22%	$431,516	367	0.34%

NOW	1,484,558	1,441	0.39	1,237,459	1,930	0.62
Money market	404,406	551	0.54	392,344	642	0.65
Certificates of deposit	689,664	2,635	1.52	1,175,821	6,480	2.19

Total interest bearing deposits	3,023,609	4,877	0.64	3,237,140	9,419	1.15

Short-term borrowed funds	36,885	12	0.13	47,186	15	0.13
Advances from FHLB	106,685	106	0.39	410,628	2,494	2.41
Long-term debt	22,000	235	4.24	22,737	255	4.45

Total interest bearing liabilities	3,189,179	5,230	0.65	3,717,691	12,183	1.30
Demand deposits	907,272			808,802
Non-interest bearing other liabilities	56,525			63,870

Total Liabilities	4,152,976			4,590,363
Stockholder’s equity	351,241			384,934

Total liabilities and stockholder’s equity	$4,504,217			$4,975,297

Net interest income/net interest spread		$39,101	3.54%		41,485	3.28%

Margin
Interest income/interest earning assets			4.19%			4.58%
Interest expense/interest earning assets			0.49			1.04

Net interest margin			3.70%			3.54%

For the Three Months Ended September 30, 2010 Compared to the Same 2009 Period:
          The decrease in net interest income primarily resulted from a significant reduction in earning assets and an increase in additional cash balances invested in low yielding investments partially offset by an improvement in the net interest spread and margin driven by lower deposit and funding costs.
          The average balance of earning assets declined by $448.3 million during the three months ended September 30, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan repayments due to normal loan amortization as well as a significant amount of loan refinancings associated with low residential mortgage interest rates during 2009 and the first nine months of 2010. The reduction in earning assets was partially offset by the purchase of short-term agency and municipal securities that are eligible as collateral for borrowings in order to earn higher yields than interest earning cash balances.
          The net interest spread and margin improved due to a change in our interest bearing liability funding mix. BankAtlantic used the funds from the reduction in assets to repay FHLB advances and short term wholesale

Financial Services
(BankAtlantic Bancorp)
borrowings. Additionally, the low interest rate environment resulted in a significant reduction in certificate of deposit balances with a corresponding migration of customers to NOW and demand deposit transaction accounts that generally have lower interest costs than certificate of deposits. As a result, BankAtlantic’s funding mix changed from higher rate FHLB advances and certificates of deposits to lower rate deposits which resulted in a substantial reduction in BankAtlantic’s cost of funds.
          Also contributing to the reduction in BankAtlantic’s cost of funds was the substantial decline in deposit interest rates in the industry. This improvement in the cost of funds was partially offset by interest earning asset yield declines and significantly increased balances in low yielding investments. The decline in average yields on loans reflects lower interest rates during 2010 compared to 2009 and higher non-performing loan balances. Investments primarily consisted of agency mortgage-backed securities, interest bearing deposits at the Federal Reserve Bank, short-term municipal securities and tax certificates. The significant decline in investment yields during the 2010 third quarter compared to the 2009 third quarter resulted from an increase of approximately $190.8 million in cash balances and in accounts yielding less than 25 basis points. The net interest spread and margin were favorably impacted by a significant increase in transaction accounts with a corresponding reduction in certificate of deposit accounts. A portion of maturing certificates of deposit accounts either transferred to transaction accounts or renewed at substantially lower interest rates. The higher transaction account balances reflect the migration of retail certificate of deposit accounts to transaction accounts and new customer accounts. Transaction account growth was also favorably impacted by a shift in our sales and marketing strategy to seek potential customers who maintain higher deposit balances.

	Average Balance Sheet - Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$3,608,848	119,717	4.42	4,215,306	142,159	4.50
Investments	667,397	15,600	3.12	759,671	30,908	5.42

Total interest earning assets	4,276,245	135,317	4.22%	4,974,977	173,067	4.64

Goodwill and core deposit intangibles	15,342			19,593
Other non-interest earning assets	290,558			309,682

Total Assets	$4,582,145			5,304,252

Deposits:
Savings	$438,707	855	0.26%	441,270	1,258	0.38
NOW	1,492,442	5,444	0.49	1,148,733	5,155	0.60
Money market	384,024	1,810	0.63	408,656	2,089	0.68
Certificates of deposit	796,375	9,846	1.65	1,243,603	25,431	2.73

Total deposits	3,111,548	17,955	0.77	3,242,262	33,933	1.40

Short-term borrowed funds	36,633	35	0.13	129,487	223	0.23
Advances from FHLB	93,410	1,065	1.52	644,516	14,740	3.06
Long-term debt	22,167	694	4.19	22,778	839	4.92

Total interest bearing liabilities	3,263,758	19,749	0.81	4,039,043	49,735	1.65
Demand deposits	896,080			798,390
Non-interest bearing other liabilities	55,266			62,751

Total Liabilities	4,215,104			4,900,184
Stockholder’s equity	367,041			404,068

Total liabilities and stockholder’s equity	$4,582,145			5,304,252

Net interest income/net interest spread		$115,568	3.41%		$123,332	2.99

Margin
Interest income/interest earning assets			4.22%			4.64
Interest expense/interest earning assets			0.62			1.34

Net interest margin			3.60%			3.30

Financial Services
(BankAtlantic Bancorp)
For the Nine Months Ended September 30, 2010 Compared to the Same 2009 Period:
          The decrease in net interest income was primarily the result of the items discussed above for the three months ended September 30, 2010 compared to the same 2009 period. The lower net interest income during the 2010 period compared to the same 2009 period primarily resulted from a significant decline in earning assets partially offset by improvements in the net interest spread and the net interest margin as interest rates on interest-bearing liabilities declined more than yields on interest-earning assets. The significant decline in interest rates on interest-bearing liabilities reflects lower deposit interest rates for the 2010 period compared to the 2009 period as well as a shift in our funding mix. During 2010, our deposit funding mix shifted from higher cost certificates of deposit to lower cost transaction accounts. Additionally, proceeds from the decline in earning assets were utilized to repay FHLB advance borrowings which further reduced our cost of funds during the 2010 period.
Asset Quality
          The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For The Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$180,635	156,821	173,588	125,572

Charge-offs
Residential real estate	(4,619)	(7,174)	(14,033)	(15,685)
Commercial real estate	(5,969)	(21,541)	(41,447)	(37,636)
Commercial business	—	—	—	(516)
Consumer	(9,881)	(12,490)	(32,474)	(31,929)
Small business	(2,402)	(2,249)	(5,464)	(7,367)

Total Charge-offs	(22,871)	(43,454)	(93,418)	(93,133)
Recoveries of loans previously charged-off	984	362	2,910	1,815

Net (charge-offs)	(21,887)	(43,092)	(90,508)	(91,318)
Provision for loan losses	23,012	52,246	98,680	131,721

Balance, end of period	$181,760	165,975	181,760	165,975

          During the three months ended September 30, 2010, BankAtlantic recognized $1.3 million and $3.2 million of charge-offs related to builder land bank loans and land acquisition and development loans, respectively. The remaining $1.4 million of commercial real estate loan charge-offs were primarily associated with commercial non-residential real estate loans. During the three months ended September 30, 2009, the majority of the commercial loan charge-offs resulted from one builder land bank loan and one shopping center loan.
          During the nine months ended September 30, 2010, BankAtlantic recognized $21.9 million of charge-offs related to builder land bank loans including a $13.5 million charge-off related to one builder land bank loan that was sold during the period. Additionally, during the nine months ended September 30, 2010, BankAtlantic recognized $9.4 of residential land acquisition and development loan charge-offs including a $3.4 million charge-off on a $20 million sale of our loan participation interest at a discount to the lead lender. Commercial residential loans continue to constitute the majority of commercial real estate loan charge-offs; however, BankAtlantic is experiencing certain unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans and charge-offs in these loan categories in future periods. BankAtlantic does not have plans to originate or purchase commercial real estate loans in the foreseeable future.
          The decrease in consumer and residential loan charge-offs reflect improved delinquency trends; however if economic conditions do not improve we may experience higher non-accrual loans and credit losses in these portfolios.

Financial Services
(BankAtlantic Bancorp)
          The decrease in the provision for loan losses for the three months ended September 30, 2010 compared to the same 2009 period primarily resulted from lower charge-offs and a decline in additions to specific valuation allowances on commercial real estate loans.
          The decrease in the provision for loan losses for the nine months ended September 30, 2010 compared to the same 2009 period reflect lower loan portfolio balances and an improvement in residential and consumer loan delinquency and loss migration trends during the nine months ended September 30, 2010.
          Unemployment rates nationally and in Florida were 9.6% and 11.9%, respectively, at September 30, 2010. There is no assurance that the credit quality of our loan portfolio will improve in subsequent periods and if general economic conditions do not improve in Florida and nationwide, the credit quality of our loan portfolio may continue to deteriorate and additional provisions for loan losses will be required.
          At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	As of
	September 30, 2010	December 31, 2009
NONPERFORMING ASSETS
Tax certificates	$2,761	2,161
Commercial real estate	275,057	167,867
Consumer	13,282	14,451
Small business	10,995	9,338
Residential real estate (1)	87,563	76,401
Commercial business	17,190	18,063

Total nonaccrual assets (2)	$406,848	288,281

Residential real estate owned	$11,962	9,607
Commercial real estate owned	43,571	25,442
Small business real estate owned	2,126	580
Consumer real estate owned	358	306
Other repossessed assets	—	10

Total repossessed assets	58,017	35,945

Total nonperforming assets, net	$464,865	324,226

Allowances
Allowance for loan losses	$181,760	173,588
Allowance for tax certificate losses	8,452	6,781

Total allowances	$190,212	180,369

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (3)	$13,083	9,960
Performing impaired loans (4)	7,999	6,150
Troubled debt restructured (5)	110,219	107,642

TOTAL POTENTIAL PROBLEM LOANS	$131,301	123,752

(1)	Includes $41.9 million and $41.3 million of interest-only residential loans as of September 30, 2010 and December 31, 2009, respectively.

(2)	Includes $121.4 million and $45.7 million of troubled debt restructured loans as of September 30, 2010 and December 31, 2009, respectively.

(3)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral that we believe is sufficient to prevent a loss.

(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans.

(5)	These loans are performing in accordance with the loans modified terms.

Non-performing assets were higher at September 30, 2010 compared to December 31, 2009 primarily due to a $118.6 million increase in non-accrual loans and a $22.1 million increase in real estate owned.

Financial Services
(BankAtlantic Bancorp)
          The increase in non-accrual loans at September 30, 2010 compared to December 31, 2009 primarily resulted from a substantial increase in commercial real estate non-accrual loans. Commercial loans transferred to non-accrual were primarily collateralized by non-residential properties. At September 30, 2010, $82.4 million of non-accrual commercial real estate loans were current as to their payment terms. However, there is no assurance that these loans will subsequently return to an accruing status.
          The increase in residential non-accrual loans was primarily the result of a prolonged foreclosure process. Residential loan delinquencies excluding non-accrual loans have declined from $26.7 million at December 31, 2009 to $17.9 million at September 30, 2010; however, the foreclosure processes vary by state and can currently take more than 15 months to complete. We believe that the lower delinquencies excluding non-accrual loans may result in lower new non-accrual residential loan balances in the future; however, we anticipate higher residential real estate owned balances in subsequent periods as non-accrual loans continue through the foreclosure process.
          During the nine months ended September 30, 2010, small business loan delinquencies and charge-offs slightly increased. Small business loans have performed better than our commercial real estate loans in the current environment; however, if the current economic trends continue, including elevated unemployment rates in Florida, we anticipate that we may experience an increase in charge-offs and non-accrual small business loans.
          The allowance for tax certificate losses at September 30, 2010 compared to December 2009 reflects the impact of adverse real estate market conditions on our out-of-state tax certificate portfolio.
          The higher balance of repossessed assets at September 30, 2010 compared to December 31, 2009 reflects foreclosures of commercial real estate and residential loans. During the nine months ended September 30, 2010, BankAtlantic transferred $40.7 million of loans to real estate owned. BankAtlantic attempts to modify loans to credit-worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent which leaves BankAtlantic few viable options other than initiating the foreclosure process. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets to increase.
          BankAtlantic’s potential problem loans at September 30, 2010 slightly increased compared to December 31, 2009 primarily due to an increase in commercial real estate troubled debt restructured loans. In response to current market conditions, BankAtlantic decided, on a case-by-case basis, to modify loans for certain borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties may include a variety of modifications, including among others the reduction of contractual interest rates, forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.
          BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$108,421	84,378	32,225	83,768
Small business	4,250	9,132	4,520	7,325
Consumer	1,829	13,520	1,744	12,969
Residential	6,874	3,189	7,178	3,580

Total	$121,374	110,219	45,667	107,642

Financial Services
(BankAtlantic Bancorp)
          BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Nine relationships accounted for 50.7% of our $292.2 million of non-accrual commercial real estate loans as of September 30, 2010.
          The following table outlines general information about these relationships as of September 30, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal
Residential Land Developers
Relationship No. 1 (1)	$26,731	19,200	3,834	Q3-2004	Q4-2008	Q4-2008	Land A&D (5)	Q4-2009
Relationship No. 2 (2)	12,500	10,064	1,258	Q3-2006	Q1-2009	Q1-2009	Land A&D (5)	Q1-2010

Total	$39,231	29,264	5,092

Commercial Land Developers

Relationship No. 3	26,210	26,207	8,902	Q2-2006	Q4-2009	Q4-2009	Land A&D (5)	Q4-2009
Relationship No. 4 (3)	20,389	20,316	14,972	Q4-2003	Q2-2010	(3)	Commercial Land	Q2-2010
Relationship No. 5	17,777	17,777	8,683	Q3-2006	Q1-2010	Q1-2010	Commercial mixed-use	Q4-2009
Relationship No. 6	18,421	18,421	—	Q2-2007	Q2-2010	Q2-2010	Commercial Land	Q2-2010
Relationship No. 7	10,778	10,778	1,218	Q3-2007	Q4-2009	Q3-2009	Commercial Land	Q4-2009

Total	93,575	93,499	33,775

Commercial Non-Residential Developers
Relationship No. 8	12,842	12,842	5,907	Q3-2006	Q3-2010	(3)	Self Storage	Q3-2010
Relationship No. 9	12,670	12,670	3,640	Q3-2007	Q3-2010	(3)	Shopping Center	Q2-2010

	25,512	25,512	9,547

Total of Large Relationships	158,318	148,275	48,414

(1)	During 2009 and 2010, BankAtlantic recognized partial charge-offs on relationship No. 1 aggregating $6.8 million.

(2)	During 2009 and 2010 BankAtlantic recognized partial charge-offs on relationship No. 2 of $3.4 million.

(3)	The loan is currently not in default.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).

(6)	Outstanding balance is the “Unpaid Principal Balance” less charge-offs.

Financial Services
(BankAtlantic Bancorp)
          The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$44,784	64.41%	113.86%	742	741	$5,562	32.46%
2006	49,976	70.79%	121.75%	734	721	4,965	35.81%
2005	66,823	73.73%	118.22%	725	715	11,000	35.71%
2004	314,573	68.18%	82.03%	734	727	20,110	34.57%
Prior to 2004	146,595	67.70%	59.64%	733	729	6,353	34.04%

	Interest Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$83,431	33.84%	127.64%	750	739	$17,095	34.21%
2006	189,629	74.05%	125.09%	740	739	29,903	34.97%
2005	167,543	70.05%	114.63%	740	747	6,201	34.36%
2004	80,439	70.41%	97.54%	745	718	5,322	31.88%
Prior to 2004	78,951	58.56%	78.87%	743	734	3,058	31.64%

          The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$11,272	68.35%	124.37%	728	735	$1,023	32.93%
California	150,468	68.51%	87.08%	738	736	11,891	34.99%
Florida	87,315	69.59%	102.37%	723	710	12,506	35.21%
Nevada	5,999	70.84%	116.87%	738	734	350	36.24%
Other States	377,507	68.28%	81.93%	733	732	22,492	33.89%

	Interest Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$18,763	69.59%	141.28%	753	740	$2,182	32.18%
California	170,890	70.49%	107.10%	742	732	22,516	33.83%
Florida	36,928	69.47%	142.33%	747	736	9,823	32.53%
Nevada	7,473	74.65%	197.64%	741	723	4,057	34.63%
Other States	365,938	70.13%	109.36%	741	743	23,003	34.11%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the third quarter of 2009.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

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

	September 30, 2010			December 31, 2009
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial business	$10,110	7.27%	4.02%	4,515	2.94%	3.94%
Commercial real estate	100,331	9.42	30.79	91,658	7.71	30.49
Small business	10,921	3.59	8.79	7,998	2.56	8.02
Residential real estate	21,970	1.68	37.88	27,000	1.74	39.85
Consumer — direct	38,427	6.00	18.52	42,417	6.14	17.70

Total allowance for loan losses	$181,759	5.25	100.00	173,588	4.45	100.00

          Included in the allowance for loan losses as of September 30, 2010 and December 31, 2009 were specific reserves by loan type as follows (in thousands):

	September 30,	December 31,
	2010	2009
Commercial real estate	$78,276	42,523
Commercial business	9,110	174
Small business	3,254	753
Consumer	1,528	4,621
Residential	9,769	8,784

Total	$101,937	56,855

          The increase in the allowance for loan losses at September 30, 2010 compared to December 31, 2009 primarily resulted from the establishment of specific valuation allowances on commercial real estate, commercial business and small business loans due to the deteriorating financial condition of certain of our borrowers resulting in greater reliance on declining underlying collateral values. The increase in the allowance for commercial and small business loans was partially offset by a decline in the residential and consumer allowance for loan losses. The decline in the consumer allowance reflects lower loan balances, the improvement of delinquency trends and improvements in early-stage delinquency migration from one payment delinquent to two payments delinquent. The reduction in the residential loan allowance for loan losses was primarily due to lower loan balances, improvements in delinquency rates excluding non-accruals and improvements in early-stage delinquency migration during the nine months ended September 30, 2010.
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Service charges on deposits	$15,214	19,767	(4,553)	45,764	57,799	(12,035)
Other service charges and fees	7,495	7,355	140	22,612	22,439	173
Securities activities, net	(543)	4,774	(5,317)	2,898	11,161	(8,263)
Income from unconsolidated companies	—	108	(108)	—	289	(289)
Other	4,869	3,488	1,381	10,289	9,445	844

Non-interest income	$27,035	35,492	(8,457)	81,563	101,133	(19,570)

Financial Services
(BankAtlantic Bancorp)
          The lower revenues from service charges on deposits during the three and nine months ended September 30, 2010 compared to the same 2009 periods primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected both our efforts to seek customers who maintain deposit accounts with higher balances and the result of a change in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees including imposing caps on the number of overdrafts. We anticipate that these events will result in further declines in our overdraft fee income in future periods.
          The other service charges and fees remained at 2009 levels during the three and nine months ended September 30, 2010. Higher interchange income from the use of check cards by our customers was partially offset by lower fee income from our cruise ship operations. Additionally, check card losses were $0.2 million lower during the three months ended September 30, 2010 compared to the same period during 2009.
          In June 2010 BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and recognized a $0.5 million and $0.2 million unrealized loss in connection with these derivative contracts during the three and nine months ended September 30, 2010. During the nine months ended September 30, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings.
          During the three and nine months ended September 30, 2009, BankAtlantic sold $98.6 million and $283.9 million of agency securities available for sale for gains of $4.8 million and $11.2 million, respectively. The $295.1 million of net proceeds from the sales were used to pay down FHLB advance borrowings.
          Income from unconsolidated companies during the three and nine months ended September 30, 2009 represented equity earnings from a joint venture that engages in accounts receivable factoring. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities. BankAtlantic Bancorp has restricted the funding of the factoring joint venture to a maximum of $10 million.
          The increase in other non-interest income for the three and nine months ended September 30, 2010 compared to the same 2009 periods was primarily the result of $0.8 million and $0.2 million of foreign currency unrealized exchange gains associated with foreign currency held in cruise ship ATMs. Additionally, during the three months ended September 30, 2010 BankAtlantic received $1.0 million from its on-line banking service provider as a result of business interruption issues relating to the conversion to the service provider’s products. The above increases in other non-interest income were partially offset during the three and nine months ended September 30, 2010 compared to the same 2009 periods by lower commissions from investment products.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non-Interest Expense

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Employee compensation and benefits	$22,475	23,917	(1,442)	71,103	76,980	(5,877)
Occupancy and equipment	13,263	14,553	(1,290)	40,589	44,305	(3,716)
Advertising and business promotion	1,917	1,514	403	5,972	6,141	(169)
Professional fees	4,942	2,752	2,190	11,727	8,032	3,695
Check losses	763	1,146	(383)	1,716	2,981	(1,265)
Supplies and postage	929	987	(58)	2,789	2,978	(189)
Telecommunication	697	348	349	1,881	1,622	259
Cost associated with debt redemption	—	5,431	(5,431)	60	7,463	(7,403)
Provision (recovery) for tax certificates	885	(198)	1,083	3,752	2,702	1,050
(Gain) loss on sale of real estate	(442)	67	(509)	334	(220)	554
Impairment of assets held for sale	4,469	—	4,469	4,469	—	4,469
Impairment of real estate held for development and sale	—	1,131	(1,131)	1,511	1,165	346
Impairment of real estate owned	434	137	297	1,098	760	338
Lease termination costs, net	1,093	383	710	1,308	1,684	(376)
Employee termination costs	2,103	78	2,025	2,103	2,024	79
Impairment of goodwill	—	—	—	—	9,124	(9,124)
FDIC special assessment	—	—	—	—	2,428	(2,428)
Other	7,228	7,786	(558)	22,580	22,643	(63)

Total non-interest expense	$60,756	60,032	724	172,992	192,812	(19,820)

          The decline in employee compensation and benefits during the three months ended September 30, 2010 compared to the same 2009 period resulted primarily from a decline in the workforce, lower employee benefit costs and higher than projected employee stock based compensation forfeitures. In July 2010, BankAtlantic reduced its workforce by 105 employees, or seven percent. Benefit costs, primarily health insurance and pension costs, were $0.2 million lower during the 2010 quarter compared to the 2009 quarter and stock-based compensation expense was $0.5 million lower during the 2010 quarter compared to the same 2009 quarter due to the workforce reduction and attrition.
          The substantial decline in employee compensation and benefits during the nine months ended September 30, 2010 compared to the same 2009 period resulted primarily from the March 2009 and July 2010 workforce reductions discussed above.. As a consequence of the work force reductions and attrition, the number of full-time equivalent employees declined from 1,770 at December 31, 2008 to 1,357 at September 30, 2010, or a 23% reduction. Benefit costs, primarily health insurance and pension costs, were $1.1 million lower during the 2010 nine month period compared to the same 2009 period and stock-based compensation expense was $0.7 million lower during the 2010 nine month period compared to the same 2009 period.
          The decline in occupancy and equipment for the three and nine months ended September 30, 2010 compared to the same 2009 periods primarily resulted from the consolidation of back-office facilities and lower depreciation and rent expense. Depreciation expense declined by $0.6 million and building maintenance, rent expense, real estate taxes and utilities declined by $0.7 million during the 2010 quarter compared to the same 2009 period. Depreciation expense declined by $1.7 million and building maintenance, rent expense, real estate taxes and utilities declined by $2.0 million during the 2010 nine month period compared to the same 2009 period.
          The increase in BankAtlantic’s advertising and business promotion expense during the 2010 quarter compared to the same 2009 period primarily resulted from promotions associated with the launch of BankAtlantic’s new on-line banking platform.
          Advertising and business promotion expenses remained at 2009 levels for the nine months ended September 30, 2010 as the promotion costs associated with BankAtlantic on-line banking upgrade were offset by lower direct mail advertising as the marketing strategy focused less on direct mail advertising and more on enhancing customer relationships.

Financial Services
(BankAtlantic Bancorp)
          The higher professional fees during the three and nine months ended September 30, 2010 compared to the same 2009 periods primarily resulted from legal and related costs in connection with the class-action securities litigation and secondarily from legal costs associated with tax certificate activities litigation, loan modifications and loan work-outs. Legal expenses during the three and nine months ended September 30, 2010 were partially offset by $1.4 million and $4.5 million, respectively, of insurance reimbursements in connection with the class action securities litigation. During 2010, litigation costs on cases alleging claims covered by insurance exceeded the deductible under our director and officer liability insurance and we began receiving eligible cost reimbursements from the insurance carrier. Insurance claim reimbursements are recognized as a reduction to legal fees when the claim is approved by the insurance carrier. The claims under our director and officer liability insurance are on-going and we expect to receive partial reimbursement for litigation costs associated with the pending securities litigation in future periods. Additionally, BankAtlantic engaged consulting firms during the third quarter of 2010 for assistance in process improvements and efficiency initiatives as well as enhancing non-interest income. As a consequence, consulting fees increased $0.7 million and $0.8 million, respectively, during the three and nine months ended September 30, 2010 compared to the same 2009 periods.
          The lower check losses for the three and nine months ended September 30, 2010 compared to the same 2009 periods were primarily related to decreases in customer overdrafts, the lower number of new accounts as well as more stringent overdraft policies.
          The decline in telecommunication expenses for the three and nine months ended September 30, 2010 compared to the same 2009 periods primarily resulted from a $0.3 million reversal of a vendor conversion liability.
          The costs associated with debt redemptions during the nine months ended September 30, 2010 reflects the prepayment of a $2 million FHLB advance obligation and $0.7 million repayment of a mortgage-backed bond that was scheduled to mature in September 2013.
          The costs associated with debt redemptions during the three and nine months ended September 30, 2009 were the result of prepayment penalties on FHLB advances incurred upon the prepayment of $315.0 million and $841.0 million, respectively, of FHLB advances. The FHLB advances redeemed had higher interest rates than existing funding sources and were repaid to improve BankAtlantic’s net interest margin.
          The provision for tax certificates losses during the three and nine months ended September 30, 2010 and 2009 reflects charge-offs and increases in tax certificate reserves for certain legacy out-of-state certificates in distressed markets. We have significantly reduced the acquisition of out-of-state tax certificates and concentrate the majority of our tax certificate acquisitions in Florida.
          The recovery for tax certificates during the three months ended September 30, 2009 primarily resulted from the extension of the redemption period of tax certificates in a particular market which reduced the allowance for tax certificates in that market.
          Loss (gain) on sale of real estate for the three and nine months ended September 30, 2010 and 2009 primarily represents gains on the sale of residential and tax certificate real estate owned. The above gains were offset by a $1.2 million loss on the sale of a real estate project for the nine months ended September 30, 2010. The real estate project was acquired in connection with a financial institution acquisition during 2002.
          The impairment of assets held for sale relates to a management decision to pursue a sale of BankAtlantic’s Tampa operations. As a consequence, BankAtlantic reclassified its Tampa office properties and equipment to held-for-sale and recognized a $4.5 million impairment at the transfer date.
          The impairment of real estate held for development and sale for the nine months ended September 30, 2010 reflects additional impairment charges of for real estate that was originally acquired for branch expansion. The impairment of real estate held for development and sale for the three and nine months ended September 30, 2009 reflects impairments on a real estate project.

Financial Services
(BankAtlantic Bancorp)
          Impairment of real estate owned during the three and nine months ended September 30, 2010 and 2009 relates primarily to foreclosed real estate acquired in connection with our tax certificate and purchased residential loan activities.
          Lease termination costs represent lease contracts, net of deferred rent reversals, originally executed for branch expansion. BankAtlantic is currently attempting to sublease or terminate the lease contracts and during the three and nine months ended September 30, 2010 and 2009 recognized additional losses associated with these operating leases as these leases are measured at fair value.
          Employee termination costs during the three and nine months ended September 30, 2010 and 2009, were the result of the workforce reductions mentioned above.
          BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the nine months ended September 30, 2009. BankAtlantic had remaining goodwill of $13.1 million relating to its capital services reporting unit included in its statement of condition as of September 30, 2010. BankAtlantic performed its annual goodwill impairment test as of September 30, 2010 and determined that its goodwill associated with its capital services reporting unit was not impaired. If market conditions do not improve or deteriorate further, BankAtlantic may incur additional goodwill impairment charges in future periods.
          In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.
          The decrease in non-interest expenses during the three and nine months ended September 30, 2010 compared to the same 2009 periods reflects lower operating expenses due to the on-going consolidation of back-office operations. Additionally, BankAtlantic incurred higher property maintenance costs associated with real estate owned and non-performing loans during the 2010 period compared to the same 2009 periods.
Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Net interest expense	$(3,792)	(3,633)	(159)	(10,856)	(11,460)	604
Provision for loan loss	(1,398)	(11,340)	9,942	(5,038)	(19,636)	14,598

Net interest expense after provision for loan losses	(5,190)	(14,973)	9,783	(15,894)	(31,096)	15,202
Non-interest income	576	364	212	1,545	(149)	1,694
Non-interest expense	2,901	2,175	726	7,938	5,740	2,198

Parent company loss	$(7,515)	(16,784)	9,269	(22,287)	(36,985)	14,698

          Net interest expense increased during the three months ended September 30, 2010 compared to the same 2009 period as a result of higher average debenture balances. The average balances on junior subordinated debentures increased from $302.0 million during the three months ended September 30, 2009 to $315.7 million during the same 2010 period. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Average interest rates on subordinated debentures increased from 4.88% for the three months ended September 30, 2009 to 4.90% for the same 2010 period. Also included in net interest expense during the three months ended September 30, 2010 was $60,000 of interest income on two performing loans compared to $60,000 of interest income earned on the two loans during the same 2009 period.
          Net interest expense declined during the nine months ended September 30, 2010 compared to the same 2009 period primarily resulting from lower average interest rates during the 2010 period partially offset by higher debenture average balances. Average interest rates on junior subordinated debentures declined from 5.36% during the 2009 period to 4.73% during the 2010 period while average debenture balances increased from $298.2 million

Financial Services
(BankAtlantic Bancorp)
during the 2009 period to $312.3 million during the 2010 period. Also included in net interest expense during the nine months ended September 30, 2010 was $172,000 of interest income on two performing loans compared to $285,000 of interest income earned on the two loans during the same 2009 period.
          Non-interest income during the three months and nine months ended September 30, 2010 reflects $292,000 and $826,000, respectively, of fees for executive services provided to BankAtlantic and the remaining non-interest income for the periods was equity earnings from BankAtlantic Bancorp Parent Company’s investment in statutory business trusts that issue trust preferred securities.
          Non-interest income during the three and nine months ended September 30, 2009 was primarily the result of securities activities, fees for executive services provided to BankAtlantic and equity earnings from BankAtlantic Bancorp Parent Company’s statutory business trusts. During the nine months ended September 30, 2009, BankAtlantic Bancorp Parent Company recognized a $1.4 million other than temporary decline in value of an investment in an unrelated financial institution and recognized a $120,000 gain from the sale of 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck. BankAtlantic Bancorp Parent Company during the three and nine months ended, recognized $0.1 million and $0.3 million of equity earnings from statutory business trusts, respectively, as well as $0.3 million and $0.8 million, respectively, of executive service fees.
          The increase in non-interest expense during the three and nine months ended September 30, 2010 compared to the same 2009 periods primarily related to higher professional fees associated with responding to a Securities and Exchange Commission notice of investigation as well as increased real estate owned losses and write-downs.
          In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of BankAtlantic Bancorp Parent Company. The composition of these loans as of September 30, 2010 and December 31, 2009 was as follows (in thousands):

	September 30,	December 31,
	2010	2009

Nonaccrual loans:
Commercial residential real estate:
Builder land bank loans	$3,857	14,060
Land acquisition and development	4,635	10,376
Land acquisition, development and construction	5,901	14,903

Total commercial residential real estate	14,393	39,339
Commercial non-residential real estate	5,523	5,558

Total non-accrual loans	19,916	44,897
Allowance for loan losses — specific reserves	(4,187)	(13,630)

Non-accrual loans, net	15,729	31,267
Performing commercial non-residential loans	2,877	3,116

Loans receivable, net	$18,606	34,383

Real estate owned	$9,766	10,532

          During the nine months ended September 30, 2010, BankAtlantic Bancorp Parent Company foreclosed on a $5.2 million land acquisition, development and construction loan, and a $7.9 million builder land bank loan. The properties obtained from the two foreclosures were sold for cash proceeds of $9.8 million. The work-out subsidiary also received $0.3 million of loan principal repayments during the nine month period and recognized $14.5 million of charge-offs.

Financial Services
(BankAtlantic Bancorp)
          BankAtlantic Bancorp Parent Company’s non-accrual loans include large loan balance lending relationships. Three relationships account for 54.7% of its $19.9 million of non-accrual loans held by BankAtlantic Bancorp Parent Company at September 30, 2010. The following table outlines general information about these relationships as of September 30, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (5)	Reserves	Originated	on Nonaccrual	Date (3)	Type (4)	Full Appraisal

Commercial Business
Relationship No. 1	$5,523	5,523	360	Q4-2005	Q4-2007	Q4-2007	Commercial Land	Q4-2009

Residential Land Developers
Relationship No. 2 (1)	19,881	3,857	—	Q1-2005	Q4-2007	Q1-2008	Builder Land	Q3-2009
Relationship No. 3 (2)	7,796	1,520	295	Q4-2003	Q4-2007	Q3-2007	Land AD&C	Q3-2009

Total Residential Land Developers	$27,677	5,377	295

Total	$33,200	10,900	655

(1)	During 2008, 2009 and 2010, BankAtlantic Bancorp recognized partial charge-offs on relationship No. 2 aggregating $16.0 million.

(2)	During 2008 and 2010, BankAtlantic Bancorp recognized partial charge-offs on relationship No. 3 aggregating $6.3 million.

(3)	The default date is defined as the date of the initial missed payment prior to default.

(4)	Acquisition and development (“A&D”).

(5)	Outstanding balance is the “Unpaid Principal Balance” less charge-offs.
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
          The activity in BankAtlantic Bancorp Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Balance, beginning of period	$7,227	15,399	13,630	11,685
Net (charge-offs)	(4,438)	(8,051)	(14,481)	(12,633)
Provision for loan losses	1,398	11,340	5,038	19,636

Balance, end of period	$4,187	18,688	4,187	18,688

          The $4.4 million of charge-offs during the three months ended September 30, 2010 included a $2.1 million charge-off of a builder land bank loan and remaining charge-offs were related to acquisition, development and construction loans. Specific valuation allowances of $2.7 million were established on these loans during prior periods. The remaining charge-offs during the nine months ended September 30, 2010 primarily related to three loans. One loan was charged-off $2.7 million upon the foreclosure and sale of the collateral. One loan was charged-off by $5.7 million and the other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. BankAtlantic Bancorp Parent Company had established specific valuation allowances of $8.6 million on these three loans in prior periods.
          During the three months ended September 30, 2009, BankAtlantic Bancorp Parent Company’s work-out subsidiary foreclosed on one loan charging the loan down $1.6 million to the estimated fair value of the loan’s collateral less cost to sell. During the nine months ended September 30, 2009, BankAtlantic Bancorp Parent Company foreclosed on three loans charging the loans down $5.1 million. Additionally, during the three and nine months ended September

Financial Services
(BankAtlantic Bancorp)
30, 2009 BankAtlantic Bancorp Parent Company’s work-out subsidiary specific valuation allowance was increased $3.3 million and $7.0 million, respectively, associated with a decline in collateral values on non-performing loans.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
          Currently, BankAtlantic Bancorp Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. BankAtlantic Bancorp Parent Company also may obtain funds through dividends, and issuance of equity and debt securities, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. BankAtlantic Bancorp Parent Company has historically used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At September 30, 2010, BankAtlantic Bancorp had approximately $318.8 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.7 million based on interest rates at September 30, 2010 which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, BankAtlantic Bancorp Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow BankAtlantic Bancorp Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $24.6 million that would otherwise have been paid during the 21 months ended September 30, 2010 were deferred. BankAtlantic Bancorp Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BankAtlantic Bancorp Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, BankAtlantic Bancorp may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp Parent Company may end the deferral by paying all accrued and unpaid interest. BankAtlantic Bancorp Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If BankAtlantic Bancorp Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $73.9 million of unpaid interest based on average interest rates as of September 30, 2010. BankAtlantic Bancorp’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.
          During the year ended December 31, 2009 and during the nine months ended September 30, 2010, BankAtlantic Bancorp Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp Parent Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to BankAtlantic Bancorp. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and BankAtlantic Bancorp does not expect to receive cash dividends from BankAtlantic during 2010 or for the forseeable future. However, BankAtlantic Bancorp may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. There is no assurance that BankAtlantic Bancorp Parent Company will be able to monetize the loans on acceptable terms, if at all.
          BankAtlantic on a parent basis has committed not to incur, issue, renew or rollover any current line of credit, guarantee the debt of any entity or otherwise incur any additional debt without receiving the prior written non-objection of the OTS.
           In February 2010, BankAtlantic Bancorp filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A common stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net

Financial Services
(BankAtlantic Bancorp)
proceeds from any sales will be outlined in a prospectus supplement if and when offered. As a result of the completion of the rights offering discussed below, $55 million of securities remain available for future issuance under this registration statement.
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
          During June 2010, BFC exercised its basic subscription rights, in full, amounting to 5,986,865 shares, and requested to purchase an additional 4,013,135 shares of Class A common stock to the extent available. In connection with the exercise of its subscription rights, BFC delivered to BankAtlantic Bancorp $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, BankAtlantic Bancorp issued to BFC 4,697,184 shares of Class A common stock, which represented substantially all of its basic subscription rights exercise (less only rights relating to shares held in street name), and delivered to BFC a $8.0 million promissory note for the balance of the funds received. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of Class A common stock issuable to BFC in connection with its exercise of subscription rights in the rights offering. The delivery of funds by BFC directly to BankAtlantic Bancorp in connection with the exercise of its subscription rights enabled BankAtlantic Bancorp to contribute the $15.0 million of proceeds from the promissory note and the issuance of Class A common stock to BankAtlantic as a capital contribution prior to the end of the 2010 second quarter.
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
          In October 2010, BankAtlantic Bancorp filed a registration statement with the Securities and Exchange Commission registering the offer and sale of up to $125 million of its Class A common stock in an underwritten public offering. This registration statement has not yet been declared effective and it is uncertain whether BankAtlantic Bancorp will pursue the sale of any of the shares of Class A common stock under this registration statement.
          During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended. On May 21, 2010, BankAtlantic Bancorp increased the purchase price for each Offer to $600 cash per $1,000 in principal amount of each series of the TruPS, which would have been an aggregate amount of $138 million if all the TruPS were purchased. BankAtlantic Bancorp had been advised that consents were received from the holders of in excess of 66 2/3% of the most-senior classes of notes issued by Preferred Term Securities IX, Inc. (“PreTSL IX”). The consents directed the trustee of PreTSL IX, The Bank of New York Mellon, to accept the offer for $25.2 million aggregate principal amount of the Fixed/Floating Rate Capital Securities of BBC Capital Statutory Trust X (the “BBC X TruPS”) held by PreTSL IX (the “offer”). The Bank of New York Mellon advised BankAtlantic Bancorp that it would not accept the offer made to PreTSL IX without receiving a greater percentage of consents. We disagreed with The Bank of New York Mellon’s interpretation and believed that the consents received exceeded the threshold required by the indenture of PreTSL IX to authorize the trustee to accept the offer made to PreTSL IX. We filed a lawsuit in the Circuit Court in Broward County, Florida seeking a declaratory judgment and order from the Court directing The Bank of New York Mellon, as trustee, and without any liability to the holders of any class of notes issued by PreTSL IX, to act on the direction received. In August 2010, we terminated the offers with respect to the

Financial Services
(BankAtlantic Bancorp)
$230 million of TruPS and dismissed the lawsuit filed against The Bank of New York Mellon. Upon the termination of the offers, BankAtlantic Bancorp recognized $0.8 million of tender transaction costs included in other expenses in the Company’s statement of operations during the three and nine months ended September 30, 2010.
          During the nine months ended September 30, 2010, BankAtlantic Bancorp Parent Company contributed $28 million of capital to BankAtlantic and during the year ended December 31, 2009, BankAtlantic Bancorp Parent Company contributed $105 million of capital to BankAtlantic. BankAtlantic Bancorp Parent Company did not contribute any capital to BankAtlantic during the quarter ended September 30, 2010.
          BankAtlantic Bancorp Parent Company is generally required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards. Any such financing would be sought through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue financings at BankAtlantic Bancorp Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of our Class A common stock or securities convertible or exercisable for our Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.
          BankAtlantic Bancorp Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at September 30, 2010 (in thousands).

	As of September 30, 2010
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$12,240	—	—	12,240
Securities available for sale	10	—	2	8
Private investment securities	1,500	—	—	1,500

Total	$13,750	—	2	13,748

          The non-performing loans transferred to the wholly-owned subsidiary of BankAtlantic Bancorp may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at September 30, 2010 was $32.6 million. During the nine months ended September 30, 2010, BankAtlantic Bancorp Parent Company received net cash flows of $9.3 million from its work-out subsidiary.
BankAtlantic Liquidity and Capital Resources
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from BankAtlantic Bancorp Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic has committed not to offer interest rates on its deposits which are significantly higher than market area rates. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit increased from $760 million as

Financial Services
(BankAtlantic Bancorp)
of December 31, 2009 to $915 million as of September 30, 2010 due to increases in available collateral resulting from the purchase of agency and municipal securities partially offset by lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease.
          In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law permanently raising the maximum standard deposit insurance to $250,000 per depositor, for each ownership category as defined by the FDIC. In addition to this standard insurance coverage, the FDIC has announced that participating depository institutions may provide full deposit insurance coverage for non-interest bearing deposit transaction accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was scheduled to expire at December 31, 2010; however, the act extended the program until December 31, 2012. BankAtlantic “opted-in” to the additional coverage on the subject deposits. As a result, BankAtlantic is assessed a 15-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the insured amount.
          The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $180 million and to obtain a $252 million letter of credit primarily securing public deposits as of September 30, 2010. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $516 million at September 30, 2010. An additional source of liquidity for BankAtlantic is its securities portfolio. As of September 30, 2010, BankAtlantic had $391 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $2.7 million in funding and at September 30, 2010, BankAtlantic had $1.8 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under it’s secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve and BankAtlantic had unused available borrowings of approximately $8 million as of September 30, 2010, with no amounts outstanding under this program at September 30, 2010. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly our intent is to continue to maintain sufficient funds at the Federal Reserve to supply intraday activity. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity would be materially adversely affected.
          BankAtlantic also has various relationships to execute repurchase agreements, which may to a limited extent be utilized as an alternative source of liquidity. At September 30, 2010, BankAtlantic had $19.1 million of securities sold under agreements to repurchase outstanding, representing 0.4% of total assets. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $337.6 million as of September 30, 2010.
           Historically, brokered deposits previously served as an additional source of liquidity. Included in deposits at September  30, 2010 was $26.7 million in brokered deposits. BankAtlantic has committed not to acquire or renew its brokered deposit balances and expects the balance of its brokered deposits to decline for the foreseeable future.
          BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for us and for financial institutions generally to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the nine months ended September 30, 2010 by reducing assets, increasing agency guaranteed securities and paying down borrowings.
          BankAtlantic’s commitment to originate and purchase loans was $49.3 million at September 30, 2010 compared to $61.1 million at September 30, 2009. At September 30, 2010, total loan commitments represented approximately 1.52% of net loans receivable. At September 30, 2010, BankAtlantic had mortgage-backed securities of approximately $19.4 million pledged to secure securities sold under agreements to repurchase, $4.6 million pledged to secure public deposits, and $2.7 million pledged to secure treasury tax and loan accounts and potential borrowings at the Federal Reserve discount window.

Financial Services
(BankAtlantic Bancorp)
          At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At September 30, 2010:
Total risk-based capital	$380,342	12.59%	8.00%	10.00%
Tier 1 risk-based capital	319,945	10.59	4.00	6.00
Tangible capital	319,945	7.17	1.50	1.50
Core capital	319,945	7.17	4.00	5.00

At December 31, 2009:
Total risk-based capital	$422,724	12.56%	8.00%	10.00%
Tier 1 risk-based capital	357,660	10.63	4.00	6.00
Tangible capital	357,660	7.58	1.50	1.50
Core capital	357,660	7.58	4.00	5.00
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009.
          The OTS at its discretion can require an institution to maintain capital amounts and ratios significantly above the “well capitalized” requirements based on the risk profile of the specific institution. BankAtlantic currently expects to receive formal communication from the OTS that we anticipate will require BankAtlantic to maintain regulatory capital ratios at levels above the minimum amounts required for “well capitalized” institutions. Higher capital requirements could require BankAtlantic to raise additional capital or to reduce its asset size further, making it more difficult to achieve profitability. There is no assurance that BankAtlantic or the Company would be successful in raising additional capital in subsequent periods and the inability to raise capital or otherwise meet regulatory requirements would have a material adverse impact on the Company’s business, results of operations and financial condition.
          BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity. Additionally, BankAtlantic is subject to various restrictions, which among other things include that BankAtlantic will not, unless pursuant to an approved business plan or permitted by the OTS, increase its assets, originate or purchase new commercial real estate loans, acquire or renew brokered deposits or pay dividends to its Parent Company. Further, it will not solicit deposits by offering interest rates significantly higher than market area rates.

Financial Services
(BankAtlantic Bancorp)
          Contractual Obligations and Off Balance Sheet Arrangements as of September 30, 2010 were (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$648,751	482,816	142,486	20,974	2,475
Long-term debt	340,802	—	22,000	24,607	294,195
Advances from FHLB (1)	180,000	180,000	—	—	—
Operating lease obligations held for sublease	31,451	1,306	3,982	2,749	23,414
Operating lease obligations held for use	38,603	5,590	12,913	4,495	15,605
Operating lease held for sale	27,769	1,671	4,759	2,896	18,443
Pension obligation	17,884	1,473	3,040	3,342	10,029
Other obligations	12,800	1,600	6,400	4,800	—

Total contractual cash obligations	$1,298,060	674,456	195,580	63,863	364,161

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.
In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
          On October 29, 2007, Joseph C. Hubbard filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and four of its current or former officers. The Defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions. A jury trial on these claims commenced on October 12, 2010 and the jury is currently in deliberations. Plaintiffs are seeking damages with respect to shares that were purchased during and held throughout the class period of $0.37 per share for a portion of the class period and $2.93 per share for another portion of the class period. As the number of shares for which any damage claim could be asserted is not determinable at this time, the amount of any loss that might be incurred by BankAtlantic Bancorp if the claims are decided against BankAtlantic Bancorp cannot be reasonably estimated.
Surety Bond Claim (Westchester Fire Insurance Company v. City of Brooksville
          This litigation arose from a dispute regarding liability under two performance bonds for infrastructure issued in connection with a plat issued by the City of Brooksville for a single family housing project that was not commenced. The project had been abandoned by Levitt and Sons prior to its bankruptcy filing as non-viable as a consequence of the economic downturn and, in connection with the Levitt and Sons bankruptcy, the mortgagee, Key Bank, was permitted by agreement to initiate and conclude a foreclosure leading to the acquisition of the property by Key Bank’s subsidiary. The City of Brooksville contended that, notwithstanding that the development had not proceeded and was not likely to proceed at any known time in the future, it was entitled to recover the face of the amount of the bonds in the approximate amount of $5.4 million. The company filed a suit for declaratory judgment (in the name of its surety, Westchester) against the City of Brooksville contending that the obligation under the bonds had terminated. In August 2010, Woodbridge was granted a motion for summary judgment terminating any obligations under the bonds. Subsequent to the motion being granted, the municipality appealed the decision.
National Bank of South Carolina v. Core Communities of South Carolina, LLC, et al., South Carolina Court of Common Pleas, Fourteenth Judicial Circuit
          On January 13, 2010, National Bank of South Carolina filed a complaint in the South Carolina Court of Common Pleas, Fourteenth Judicial Circuit, to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral under a note and mortgage executed and delivered by Core South Carolina, LLC, a wholly-owned subsidiary of Core, in favor of the lender. With Core’s concurrence, the property was subsequently placed under the control of a receiver appointed by the court. Core is secondarily liable to the lender as a guarantor but was not a party to the action.
          On September 1, 2010, Synovus Bank (successor by merger to National Bank of South Carolina) commenced an action to enforce the guarantee executed by Core in connection with the loan transactions between Core South Carolina, LLC and National Bank of South Carolina. Through this action,

Synovus Bank seeks to collect on approximately $25 million of indebtedness guaranteed by Core. On October 25, 2010, Core filed an answer and affirmative defenses asserting, among other things, that the claim on the guarantee is not ripe given the bank’s election to first foreclose against the underlying collateral. In addition, Core has raised additional equitable defenses to the claim on the guarantee. Discovery in the case has not yet commenced, and the trial date has been set. The amount of Core’s liability, if any, in this litigation has not been established.
Investors Warranty of America, Inc. v. Core Communities of South Carolina, LLC and Core Communities, LLC, et. al., Circuit Court, Jasper County, South Carolina, and

Investors Warranty of America, Inc. v. Core Communities, LLC and Horizons Acquisition 5, LLC, Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida
          On September 8, 2010, Core and the other defendants entered into an agreement with the Investors Warranty of America, among other parties, relating to foreclosure proceedings. Investors Warranty of America previously commenced foreclosure proceedings on property located in Florida and South Carolina which serves as collateral under loans which Core has defaulted on. Subsequently, Investors Warranty of America assigned and conveyed its interests in both the Florida and South Carolina loan facilities to PSL Acquisitions, LLC (“PSLA”). On November 8, 2010, Core and its applicable subsidiaries, on the one hand, and PSLA, on the other hand, executed an agreement which, upon the occurrence of certain events and subject to certain exceptions, provides for the resolution of the disputes between them. Pursuant to the agreement, Core and its subsidiaries agreed to, among other things, (i) pledge additional collateral to PSLA consisting of membership interests in certain subsidiaries of Core, (ii) grant security interests in the acreage owned by the subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land, (iii) the amendment of the complaint related to the Florida foreclosure action to include this additional collateral and (iv) the entry into consensual judgments of foreclosure in both foreclosure actions. Core also agreed to cooperate with PSLA in connection with the enforcement of its remedies against the collateral. PSLA has agreed, upon the occurrence of certain events and subject to certain exceptions, not to enforce a deficiency judgment against Core and has released Core from any other claims arising from or relating to the loans.
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

BFC FINANCIAL CORPORATION
Date: November 17, 2010	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: November 17, 2010	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: November 17, 2010	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer