Form 10-K
period 2010-12-31
BFC FINANCIAL CORP
filed 2011-04-08
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
On June 30, 2010, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $24.9 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.
The number of outstanding shares of each of the registrant’s classes of common stock, as of March 28, 2011 was as follows:
Class A Common Stock, $.01 par value: 68,521,497 shares outstanding
Class B Common Stock, $.01 par value: 6,859,751 shares outstanding
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.
The audited financial statements of Bluegreen Corporation for the three years ended December 31, 2010 are incorporated by reference into Part II, Item 8 of this Form 10-K and are filed as Exhibit 99.1 to this Form 10-K.

BFC Financial Corporation
Annual Report on Form 10-K for the Year Ended December 31, 2010

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
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate, resort development and vacation ownership, and restaurant industries, while other factors apply more specifically to us. Risks and uncertainties associated with BFC, including its wholly-owned Woodbridge subsidiary, include, but are not limited to:
•	risks associated with the Company’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits;

•	BFC has negative cash flow and limited sources of cash which may present certain risks to its ongoing operations;

•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	the risk that creditors of the Company’s subsidiaries or other third parties may seek to recover distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries from their respective parent companies, including BFC;

•	BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and BFC’s public company investments may be diluted if BankAtlantic Bancorp, Bluegreen or Benihana issue additional shares of its stock;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the impact of the current economic downturn on the price and liquidity of BFC’s common stock and on BFC’s ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	strategic alternatives being evaluated by entities in which the Company has investments may not ultimately be pursued or consummated on terms expected or at all;

•	the performance of entities in which the Company has made investments may not be profitable or their results as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations, and currently BankAtlantic Bancorp is prohibited from paying dividends and may not pay dividends in the future, whether as a result of such restrictions continuing in the future or otherwise, and Bluegreen has historically not paid dividends on its common stock, and even if paid, BFC has historically experienced and may continue to experience negative cash flow;

•	the uncertainty regarding the amount of cash that will be required to be paid to Woodbridge shareholders who exercised appraisal rights in connection with Woodbridge’s merger with BFC;

•	the risk that negotiations and agreements relating to the resolution of Woodbridge’s indebtedness and releases under any or all of the debt may not be obtained;

•	risks associated with the securities we hold directly or indirectly, including the risk that we may record further impairment charges with respect to such securities in the event trading prices decline in the future;

•	the preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on our financial condition and operating results;

•	the risk that the amount of any tax refund that we may receive in the future may be less than expected, or received later than expected;

•	uncertainties regarding enacted or currently proposed legislation regarding regulation of companies within the financial services industry, including bank holding companies, and the potential impact of such legislation on our operations and the operations of BankAtlantic Bancorp, as well as the risk that BFC will be required by the OTS to enter into a Cease and Desist Order with respect to its ownership of BankAtlantic Bancorp;

•	the risks related to litigation and other legal proceedings against BFC and its subsidiaries, including the costs and expenses of such proceedings, including legal and other professional fees, as well as the impact of any finding of liability or damages on our financial condition and operating results; and

•	the Company’s success at managing the risks involved in the foregoing.
          With respect to BFC’s subsidiary, BankAtlantic Bancorp, and its subsidiary, BankAtlantic, the risks and uncertainties include, but are not limited to:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on its business generally, BankAtlantic’s regulatory capital ratios, the ability of its borrowers to service their obligations and its customers to maintain account balances and the value of collateral securing its loans;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic Bancorp’s loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic Bancorp’s trade area and where its collateral is located;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic Bancorp’s allowance for loan losses associated with the economy;

•	the impact of regulatory proceedings and litigation regarding overdraft fees;

•	the risks associated with maintaining compliance with the Cease and Desist Orders entered into by BankAtlantic Bancorp and BankAtlantic, including risks that compliance will adversely impact operations, risks associated with failing to comply with regulatory mandates and the risk of imposition of additional regulatory requirements and/or fines;

•	the uncertain impact of legal proceedings on BankAtlantic Bancorp’s financial condition or operations including the risk that the securities class action litigation verdict may not be overturned on appeal;

•	the risk that changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BankAtlantic Bancorp’s activities and ability to raise capital;

•	the sale of BankAtlantic’s Tampa branches may not be completed as announced or at all and may not have the positive financial impact currently anticipated;

•	BankAtlantic Bancorp’s expense reduction initiatives may not be successful and additional cost savings may not be achieved;

•	BankAtlantic Bancorp may raise additional capital and such capital may be highly dilutive to BankAtlantic Bancorp’s shareholders, including BFC, or may not be available, and depending on the number of shares issued, BankAtlantic Bancorp’s ability to use its net operating loss carryforwards against taxable income may be limited;

•	the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets; and

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing.
          With respect to BFC’s 52% owned subsidiary, Bluegreen, the risks and uncertainties include, but are not limited to:

•	the overall state of the economy, interest rates and the availability of financing may affect Bluegreen’s ability to market vacation ownership interests (“VOIs”) and residential homesites;

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

•	while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that its business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen’s results of operations and financial condition in the past have been and may in the future continue to be adversely impacted if its estimates concerning its notes receivable are incorrect;

•	Bluegreen’s future success depends on its ability to market its products successfully and efficiently;

•	Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including the continued decline in real estate values and the deterioration of real estate sales;

•	Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based service activities may not be profitable, which may have an adverse impact on its results of operations and financial condition;

•	Bluegreen’s exploration of strategic alternatives for its Bluegreen Communities involves a number of risks;

•	claims for development-related defects could adversely affect Bluegreen’s financial condition and operating results;

•	the resale market for VOIs could adversely affect Bluegreen’s business;

•	Bluegreen’s initiatives to increase the amount of cash received upon sales of VOI’s and to achieve selling and marketing efficiencies in its Bluegreen Resorts segment may not be successful;

•	Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations, and results of audits of Bluegreen’s tax returns or those of its subsidiaries may have a material and adverse impact on its financial condition;

•	low consumer demand for homesites has had and may continue to have an adverse impact on Bluegreen’s Communities segment;

•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s business;

•	the ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital;

•	in the near term, Bluegreen has significant debt maturing and advance periods expiring on its receivable-backed credit facilities, which could adversely impact its liquidity position, and, it may not be successful in refinancing or renewing the debt on favorable terms, if at all;

•	Bluegreen’s financial statements are prepared based on certain estimates, including those related to future cash flows which in turn are based upon expectations of its performance given current and projected forecasts of the economy and real estate markets, and Bluegreen’s results and financial condition may be materially and adversely impacted if the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if its performance does not otherwise meet its expectations;

•	the loss of the services of Bluegreen’s key management and personnel could adversely affect its business; and

•	Bluegreen’s success at managing the risks involved in the foregoing.
     In addition to the risks and factors identified above and in PART I, Item 1A of this report, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Bluegreen with the Securities and Exchange Commission (the “SEC”). The Company cautions that the foregoing factors are not exclusive.
The Company
          We are a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana, Inc. (“Benihana”). As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”). As of December 31, 2010, we had total consolidated assets of approximately $5.8 billion and shareholders’ equity attributable to BFC of approximately $142.9 million.

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
          During July 2010, Benihana announced its intention to engage in a formal review of strategic alternatives, including a possible sale of the company. During March 2011, Bluegreen announced its intention to evaluate strategic alternatives for the Bluegreen Communities division, including a possible sale of the division or disposition of its assets. Each company has engaged advisors to assist it in pursuing strategic alternatives. BFC is supportive of Benihana and Bluegreen in achieving their objectives.
          On September 21, 2009, we consummated our merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC, “Woodbridge” which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by each company’s shareholders at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock automatically converted into the right to receive 3.47 shares of our Class A Common Stock. Shares otherwise issuable to us attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by us were canceled in connection with the merger. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded. See Note 3 of the “Notes to Consolidated Financial Statements” for additional information about the merger.
          On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s common stock, which increased our ownership in Bluegreen from 9.5 million shares, or 29%, to 16.9 million shares, or 52%, of Bluegreen’s outstanding stock. As a result of the purchase, we hold a controlling interest in Bluegreen and, since November 16, 2009, we have consolidated Bluegreen’s results into our financial statements. Any reference to Bluegreen’s results of operations for 2009 includes only 45 days of activity for Bluegreen relating to the period from November 16, 2009, the date of the share purchase, through December 31, 2009 (the “Bluegreen Interim Period”). Prior to November 16, 2009, our approximate 29% equity investment in Bluegreen was accounted for under the equity method. See Note 4 of the “Notes to Consolidated Financial Statements” for additional information about the Bluegreen share acquisition on November 16, 2009.
          In addition to our merger with Woodbridge and our acquisition of additional shares of Bluegreen’s common stock, we also increased our investment in BankAtlantic Bancorp during 2009 and 2010 through our participation in shareholder rights offerings engaged in by BankAtlantic Bancorp during the years. Specifically, we exercised subscription rights in BankAtlantic Bancorp’s rights offerings to purchase an aggregate of 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock during the third quarter of 2009 and 10.0 million shares of BankAtlantic Bancorp’s Class A Common Stock during June and July 2010. In the aggregate, these purchases increased our ownership interest in BankAtlantic Bancorp from approximately 30% to 45% and our voting interest in BankAtlantic Bancorp from approximately 59% to 71%.
          As a holding company with controlling positions in BankAtlantic Bancorp and Bluegreen, generally accepted accounting principles (“GAAP”) requires the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including Woodbridge, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2010, we owned approximately 52% of Bluegreen’s common stock and had an approximately 45% ownership interest and 71% voting interest in BankAtlantic Bancorp.
Available Information
          Our corporate website is www.bfcfinancial.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Company’s Internet website and the information contained on or connected to it are not incorporated into this Annual Report on Form 10-K.
Recent Developments
          Deconsolidation of Certain Subsidiaries of Core — In early 2010, we made the decision to pursue an orderly liquidation of Core and worked cooperatively with various lenders to achieve that objective. As of the date of this filing, Core has relinquished virtually all of the land it had owned in both Florida and South Carolina to its lenders and, in turn, was released from the debt obligations associated therewith. See “Business Segments — Real Estate Operations” below for further information about the deconsolidation of certain subsidiaries of Core.
          BankAtlantic Bancorp and BankAtlantic — On February 23, 2011, BankAtlantic Bancorp and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the OTS. See “Business Segments — Financial Services” below for further information about these orders and the requirements and restrictions that they impose on BankAtlantic Bancorp and BankAtlantic.
          BFC Parent Company (“BFC Parent”) — BFC Parent has committed that it will not, without the prior written non-objection of the OTS, incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or in connection with BankAtlantic’s compliance requirements applicable to it; declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter; or enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices.
Business Segments
          The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services. We currently report the results of operations through six reportable segments: These segments include the following four reportable segments which comprise our Real Estate and Other Activities: BFC Activities; Real Estate Operations; and Bluegreen Resorts and Bluegreen Communities, the segments through which Bluegreen’s results of operations are reported. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and contain the other two reportable segments: BankAtlantic and BankAtlantic Bancorp Parent Company.
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

Real Estate and Other Activities
          Our Real Estate and Other business activities include four business segments: BFC Activities, Real Estate Operations, and Bluegreen’s two business segments, Bluegreen Resorts and Bluegreen Communities.
          BFC Activities
          The BFC Activities segment consists of BFC operations, our investment in Benihana, and the other operations described below.
          BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Bluegreen. BFC Activities also includes investments made by BFC/CCC, Inc., our wholly owned subsidiary (“BFC/CCC”).
Investment in Benihana
          Benihana is a NASDAQ-listed company with two classes of common shares: Common Stock (BNHN) and Class A Common Stock (BNHNA). We own 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.67 per share of Convertible Preferred Stock, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximate 19% voting interest and an approximate 9% economic interest in Benihana. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption of $20 million plus accumulated dividends on July 2, 2014 unless we elect to extend the mandatory redemption date to a date not later than July 2, 2024. At December 31, 2010, the closing price of Benihana’s Common Stock was $8.01 per share. The market value of the 800,000 shares of Convertible Preferred Stock we own if converted to Benihana’s Common Stock at December 31, 2010 would have been approximately $12.6 million. During July 2010, Benihana announced its intention to engage in a formal review of strategic alternative in the event that a sale transaction is consummated, the Company would receive a minimum of $20 million in consideration for its shares of the Convertible Preferred Stock.
          In December 2008, the Company performed an impairment evaluation of its investment in the Convertible Preferred Stock and determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value at that time of approximately $16.4 million. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities to investment securities available for sale. At December 31, 2010, the Company’s estimated fair value of its investment in Benihana’s Convertible Preferred Stock was approximately $21.1 million. BFC will continue to monitor this investment to determine whether any further other-than-temporary impairment charges may be required in future periods. The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the shares of Benihana’s Common Stock that BFC would receive upon conversion of its shares of Benihana’s Convertible Preferred Stock.
Other Operations
          Other operations include the consolidated operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries, and the activities of Snapper Creek Equity Management, LLC (“Snapper Creek”), and other investments and joint ventures.
          During the third quarter of 2009, we exercised our option to purchase 521,740 shares of Series B Convertible Preferred Stock of Pizza Fusion at a price of $1.15 per share, or an aggregate purchase price of $600,000, resulting in an ownership interest of approximately 45% in Pizza Fusion. On January 15, 2010, we purchased an additional 307,692 shares of Pizza Fusion’s common stock in Pizza Fusion’s offering, in a private placement transaction, of up to $3 million of its common stock at a purchase price of $1.30 per share, or an aggregate purchase price of $400,000. In connection with that purchase, we also received warrants to purchase an additional 61,538 shares of Pizza Fusion’s common stock at an exercise price of $1.56 per share. As of December 31, 2010, Pizza Fusion had 18 restaurants, including 1 restaurant owned by Pizza Fusion and 17 franchised restaurants, operating in seven states and Saudi Arabia and had entered into franchise agreements for an additional 7 stores. Pizza Fusion has faced several challenges, including the effect of the current economic downturn on consumer spending patterns and the tightening of the credit markets on the ability of new franchisees to obtain financing. During 2009, the Company performed its annual review of goodwill for impairment and determined that the discounted value of estimated cash flows was below the carrying value of its investment in Pizza Fusion, resulting in a write-off of the entire $2.0 million of goodwill relating to this investment. Pizza Fusion is in its early stages and it will require additional financial support in order to continue operations under its current business plan. Pizza Fusion’s audited financial statements for its fiscal year ended September 30, 2010 included a going concern opinion. We currently have no plans to make a further investment in Pizza Fusion and Pizza Fusion has not recently been successful in its efforts to raise additional capital.
          Prior to obtaining a controlling interest in Bluegreen on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting and our interest in Bluegreen’s earnings or losses was included in the BFC Activities segment. Historically, the cost of the Bluegreen investment was adjusted to recognize our interest in Bluegreen’s earnings or losses. The difference between a) our ownership percentage in Bluegreen multiplied by its earnings and b) the amount of our equity in earnings of Bluegreen as reflected in our financial statements related to the amortization or accretion of purchase accounting adjustments made at the time of the initial acquisition of Bluegreen’s common stock in 2002 and a basis difference due to impairment charges recorded on the investment, as described in Note 16 of the “Notes to Consolidated Financial Statements”.

          Real Estate Operations
          The Real Estate Operations segment is comprised of the operations of Woodbridge and the subsidiaries through which Woodbridge historically conducted its real estate business activities. It currently includes the operations of Carolina Oak, which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”), which engages in leasing activities. The Real Estate Operations segment also includes the business activities of Core, until the fourth quarter of 2010, at which time certain subsidiaries of Core were deconsolidated from our financial statements as discussed below.
Core Communities
          Historically, the activities of Core Communities focused on the development of a master-planned community in Port St. Lucie, Florida called Tradition, Florida and a community outside of Hardeeville, South Carolina called Tradition Hilton Head. Until 2009, Tradition, Florida was in active development as was Tradition Hilton Head, although in a much earlier stage.
          During 2010, demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and, during February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In connection therewith and in accordance with accounting guidance for consolidation, Woodbridge recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. The deferred gain on settlement of investment in subsidiary was recognized into income in the Company’s Consolidated Statement of Operations at the time Core received its general release of liability in February 2011.
          In December 2010, Core and one of its subsidiaries entered agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and, accordingly, a $13.0 million gain on debt extinguishment was recognized in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.
          On June 10, 2010, Core sold its two commercial leasing projects (sometimes referred to herein as the “Projects”) to Inland Real Estate Acquisition, Inc. (“Inland”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 6 for further information regarding the Projects.
Carolina Oak
          In 2007, Woodbridge acquired from Levitt and Sons LLC, a former wholly-owned subsidiary of Woodbridge (“Levitt and Sons”), all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC). As a result of the significant challenges faced

Real Estate
during 2009, Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, the inventory of real estate at Carolina Oak was reviewed for impairment and a $16.7 million impairment charge was recorded to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. While there may have been an issue with respect to compliance with certain covenants in the loan documents, we do not believe that an event of default occurred. Through participation in a court-ordered mediation of this matter, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for (i) Woodbridge to pay $2.5 million to the investor group, (ii) Carolina Oak to convey to the investor group the real property securing the loan via a stipulated foreclosure or deed in lieu, (iii) the investor group to release Woodbridge and Carolina Oak from their obligations relating to the debt or, alternatively, to agree not to pursue certain remedies, including a deficiency judgment, that would otherwise be available to them, in each case subject to certain conditions, and (iv) the litigation to be dismissed. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.
Cypress Creek Holdings
          Since 2005, Cypress Creek Holdings has owned an 80,000 square foot office building in Fort Lauderdale, Florida. The building was previously 50% occupied by an unaffiliated third party pursuant to a lease which expired in March 2010. The tenant opted not to renew the lease and vacated the space as of March 31, 2010. All efforts to lease the space to date have been unsuccessful. As of December 31, 2010 and 2009, we evaluated the value of the office building for impairment in accordance with the accounting guidance for the impairment or disposal of long-lived assets and determined that the carrying value exceeded the fair value. Accordingly, during 2010 and 2009, the Company recognized impairment charges related to the office building of $3.9 million and $4.3 million, respectively. During the first quarter of 2011, Cypress Creek Holdings’ lender with respect to the office building agreed to permit Cypress Creek Holdings to pursue a short sale of the building. Whether a lease or sale will ultimately be consummated and Cypress Creek Holdings’ obligations to the lender in the event of a short sale are uncertain at this time.
Levitt and Sons
          Acquired in December 1999, Levitt and Sons was a developer of single family homes and town home communities for active adults and families in Florida, Georgia, Tennessee and South Carolina. Increased inventory levels combined with weakened consumer demand for housing and tightened credit requirements negatively affected sales, deliveries and margins throughout the homebuilding industry. Levitt and Sons experienced decreased orders, decreased margins and increased cancellation rates on homes in backlog. Excess supply, particularly in Florida, in combination with a reduction in demand resulting from tightened credit requirements and reductions in credit availability, as well as buyers’ fears about the direction of the market, exerted continuous downward pricing pressure for residential homes.
          On November 9, 2007 (the “Petition Date”), Levitt and Sons and substantially all of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Florida (the “Bankruptcy Court”).
          In connection with the filing of the Chapter 11 Cases, we deconsolidated Levitt and Sons as of November 9, 2007, eliminating all future operations from our financial results of operations. As a result of the deconsolidation of Levitt and Sons, we recorded our interest in Levitt and Sons under the cost method of accounting. During June 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”). Pursuant to the Settlement Agreement, as it was subsequently amended, Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was filed by any party, and the settlement was consummated on March 3, 2009,

Real Estate
at which time payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under the cost method of accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement), was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with a portion of a tax refund of which the Debtors’ Estate is entitled to pursuant to the Settlement Agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was $29.7 million. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.0 million representing the portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service (“IRS”) guidance that will likely be required to be paid to the Debtors’ Estate. We have placed into escrow approximately $8.4 million, which represents the portion of the tax refund received to date from the IRS that is payable to the Debtors’ Estate. At December 31, 2010, this amount is included as restricted cash in the Company’s Consolidated Statement of Financial Condition.
Bluegreen
          On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s common stock, which increased our ownership in Bluegreen from 9.5 million shares, or 29%, to 16.9 million shares, or 52%, of Bluegreen’s common stock. As a result of the purchase, we hold a controlling interest in Bluegreen and, accordingly, have consolidated Bluegreen’s results since November 16, 2009 into our financial statements.
          Bluegreen is a leading provider of “Colorful Places to Live and Play™” through two divisions: Bluegreen Resorts and Bluegreen Communities. In 2010, Bluegreen Resorts sales represented 96% of Bluegreen’s system-wide sales while Bluegreen Communities represented 4% of sales. Bluegreen Resorts markets, sells and manages real estate-based vacation ownership interests (“VOIs”) in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or developed by others. Bluegreen Resorts also provides fee-based services to third party resort developers and timeshare property owners’ associations. These services include selling and marketing third-party developers’ VOIs, mortgage servicing, construction management, title, and resort management. Bluegreen Communities acquires, develops and subdivides property and markets residential land home sites. The majority of these home sites are sold directly to retail customers who seek to build a home, in some cases on properties featuring a golf course and related amenities. On March 24, 2011, Bluegreen announced that Bluegreen had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There can be no assurance, however, regarding the timing or whether Bluegreen will elect to pursue any of the strategic alternatives Bluegreen may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to Bluegreen’s financial condition and operating results or otherwise achieve the benefits Bluegreen expects to realize from the transaction.
          Bluegreen Resorts
          From its inception in 1994, Bluegreen Resorts has been involved in the vacation ownership industry. As of December 31, 2010, Bluegreen were selling VOIs in the Bluegreen Vacation Club at 20 sales offices at resorts located in the United States and Aruba. Bluegreen believes the Bluegreen Vacation Club allows its VOI owners to customize their vacation experience in a more flexible manner than traditional fixed-week vacation ownership programs. A deeded real estate interest in a Bluegreen Vacation Club VOI in any of Bluegreen resorts entitles the buyer to an annual or biennial allotment of “points” in perpetuity. Club members may use their points to stay in one of 27 Bluegreen Vacation Club — Club Resorts and 29 other Club Associated Resorts as well as having access to other vacation options, including cruises and stays at over 4,000 resorts offered through Resort Condominiums International, LLC (“RCI”), an unaffiliated external exchange network. Club members who acquired or upgraded their VOIs on or after November 1, 2007 also have access to 21 Shell Vacation Club (“Shell”) resorts, through Bluegreen’s Select Connections™ joint venture with Shell. Shell is an unaffiliated privately-held resort developer.
          During 2010, Bluegreen continued to expand its fee-based service business. Bluegreen believes that it can leverage its expertise in sales and marketing, mortgage servicing, fee-based management services, title and construction management by offering these fee-based services to third party timeshare developers and property owners’ associations. Bluegreen fee-based services business generates positive cash flows and typically requires less capital investment than its traditional vacation ownership business.

Real Estate
          Since Bluegreen’s inception, it has generated approximately 353,000 VOI sales transactions, which include over 9,000 VOI sales transactions on behalf of third party developers. Bluegreen Resorts’ estimated remaining life-of-project sales of Bluegreen-owned inventory at December 31, 2010, were approximately $2.9 billion, (this includes approximately $1.0 billion of which relates to fully developed inventory). For the year ended December 31, 2010, Bluegreen Resorts recognized system-wide sales segment operating profit of $290.3 million and $63.7 million, respectively. The 2010 segment operating profit reflects a non-cash charge of $21.2 million to increase the allowance for loan losses on our VOI notes receivable generated prior to November 1, 2008 (the date we implemented Fair Isaac Corporation (“FICO®”)-based credit underwriting standards).
          Bluegreen also offers a Sampler program that allows purchasers of this product to enjoy substantially the same amenities, activities and services offered to Bluegreen Vacation Club members during a trial period which is generally one or two years. Bluegreen believes that it benefits from the sampler program as it gives them an opportunity to market their VOIs to customers when they use their trial memberships at Bluegreen resorts and to recapture a portion of the costs incurred in connection with the initial marketing to prospective customers.
          In addition to the sampler program described above, Bluegreen Resorts uses a variety of methods to attract prospective purchasers of VOIs including marketing of mini-vacations either through face-to-face contact at retail and leisure locations or through telemarketing campaigns and marketing to current owners of VOIs.
          Purchasers of VOIs are required to make a down payment of at least 10% of the VOI sales price and, subject to meeting eligibility requirements, may finance the balance of the sales price over a period of up to ten years. As part of Bluegreen’s continued efforts to improve its cash flows from operations, beginning in 2009, Bluegreen began incentivizing its sales associates to encourage higher cash down payments, and as a result, Bluegreen has increased both the percentage of its sales that are 100% cash and its average down payment on financed sales. Including down payments received on financed sales, 54% of Bluegreen’s 2010 sales were paid in cash within approximately 30 days from the contract date. Due to a significant reduction of liquidity in the receivable-backed credit markets commencing in the fourth quarter of 2008, and due to Bluegreen’s continued desire to manage efficiencies in its timeshare marketing costs, Bluegreen purposely and significantly reduced its sales volumes in the fourth quarter of 2008. Since that time, Bluegreen has and intends to continue to adjust its sales volumes based on available liquidity in the receivable credit markets, the success of Bluegreen’s efforts to increase the amount of cash paid at or shortly after the time that sales contracts are entered into and its ability to achieve desired levels of marketing efficiencies.
          As of December 31, 2010, Bluegreen’s VOI receivables portfolio totaled approximately $705.4 million in principal amount.
          To maintain liquidity associated with Bluegreen’s VOI receivables, Bluegreen has historically had credit facilities pursuant to which it pledged or sold its consumer notes receivable. From time to time, Bluegreen also engages in private placement securitization transactions and similar arrangements to pay down all or a portion of its note receivable credit facilities. During 2010, Bluegreen successfully entered into new credit facilities, renewed or extended certain of its existing credit facilities, and completed two term securitization transactions. The challenging credit markets have negatively impacted Bluegreen’s financing activities in recent years compared to historical levels. While the credit markets appear to be recovering and Bluegreen entered into term securitizations and new financing facilities during 2010 as described further in Bluegreen’s Liquidity and Capital Resources above, the number of banks and other finance companies in the market to provide “warehouse” lines of credit for timeshare receivables have decreased in recent years as several firms have left the space. Bluegreen continues to actively pursue additional credit facility capacity, capital markets transactions and alternative financing solutions, and hopes that its business model and financial profile will position Bluegreen to maintain its existing credit relationships as well as attract new sources of capital.
          Bluegreen Communities
          Bluegreen Communities acquires, develops and subdivides property and marketing residential land home sites. The majority of homesites are sold directly to retail customers who seek to build a home generally in the future (in some cases on properties featuring a golf course and other related amenities). Bluegreen Communities has historically sought to acquire and develop land near major metropolitan centers, but outside the perimeter of intense subdivision development, and in popular retirement areas.
          Our Bluegreen Communities’ business has been, and continues to be, adversely impacted by the deterioration in the real estate market. Beginning in the fourth quarter of 2008 and in response to the challenging economic

Real Estate
environment, Bluegreen focused its efforts on selling homesites in completed sections of its communities and a result, significantly reduced its overall spending on development activities. Bluegreen has also significantly reduced prices on certain of its homesites in an attempt to increase sales activity. The carrying value of Bluegreen Communities inventory was $78.2 million as of December 31, 2010. For the year ended December 31, 2010, Bluegreen Communities recognized sales of $12.0 million and generated a segment operating loss of $26.9 million. The operating loss reflects non-cash impairment charges of $14.9 million associated with the write-down of the inventory balances of certain phases of its projects.
          As of December 31, 2010, Bluegreen Communities was actively engaged in marketing and selling homesites directly to retail consumers in communities primarily located in Texas, Georgia, and North Carolina. Bluegreen marketing of communities focuses on internet advertising, consumer and broker outreach programs and billboards.
          Bluegreen also currently owns and operates two daily fee golf courses which Bluegreen believes increase the marketability of adjacent homesites and communities.
          On March 24, 2011, Bluegreen announced that Bluegreen had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There can be no assurance, however, regarding the timing or whether Bluegreen will elect to pursue any of the strategic alternatives Bluegreen may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to Bluegreen’s financial condition and operating results or otherwise achieve the benefits Bluegreen expects to realize from the transaction.

Financial Services
(BankAtlantic Bancorp)
Financial Services
          Our Financial Services business activities are comprised of the operations of BankAtlantic Bancorp. BankAtlantic Bancorp presents its results in two reportable segments and its results of operations are consolidated with BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following Item 1. Business regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. Accordingly, references to “the Company”, “the Parent Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC , Woodbridge or Bluegreen.
          BankAtlantic Bancorp is a Florida-based bank holding company and owns BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking.
Recent Developments
          On February 23, 2011, the Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), the Parent Company’s and BankAtlantic’s primary regulator. The Order to Cease and Desist to which the Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due primarily to the Company’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS’s recent examination. Under the terms of the Company Order, the Parent Company is required to submit written plans to the OTS on or prior to March 31, 2011 that will address, among other things, how the Parent Company intends to maintain and enhance its and BankAtlantic’s capital and set forth the Parent Company’s business plan for the year ending December 31, 2011. In addition, the Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the OTS, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. The Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.
          BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At December 31, 2010, BankAtlantic had a tier 1 (core) capital ratio of 6.22% and a total risk-based capital ratio of 11.72%. The Parent Company and BankAtlantic will seek to meet the higher capital requirements through the expected net gain upon consummation of its Tampa branch sale anticipated to close June 2011 (subject to regulatory approvals and customary conditions) and through other efforts that may include the issuance of its Class A Common Stock through a public or private offering. Based on asset reductions associated with the Tampa branch sale and deposit levels as of December 31, 2010, BankAtlantic estimates that the Tampa transaction will add over 130 basis points (1.30%) to its regulatory capital ratios. While BankAtlantic is taking steps to achieve the capital ratios set forth in the Bank Order by June 30, 2011, such ratios may not be attained by that date or at all.
          BankAtlantic is also required to, among other things, revise certain of its plans, programs and policies and submit to the OTS certain written plans, including a capital plan, a contingency plan (only in the event it fails to timely attain and maintain the increased capital ratio requirements), a revised business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing and other “problem” assets. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OTS. Separately, the OTS has confirmed that it has no objection to the origination of new loans to facilitate the sale of certain assets, the renewal, extension, modification of existing commercial real estate loans or the funding on existing commitments of commercial real estate loans, subject in each case to compliance with applicable regulations and BankAtlantic’s policies. The Bank Order also imposes restrictions on BankAtlantic’s ability to pay dividends and other distributions.
          The Orders also include certain restrictions on compensation paid to the senior executive officers of the Company and BankAtlantic, and restrictions on agreements with affiliates. The Orders became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OTS.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic
          BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of business banking products and related financial services through a network of branches in southeast Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas. In January 2011, BankAtlantic entered into a purchase and assumption agreement with PNC Financial Services Group Inc. (“PNC”) to sell its Tampa branches and related facilities in order to concentrate its efforts on its core markets in southeast Florida. The transaction, which is subject to regulatory approvals and other customary closing conditions, is anticipated to close in June 2011.
          BankAtlantic’s primary business activities include:
•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial non-mortgage, consumer and small business loans,

•	holding and actively managing its commercial real estate loan portfolio,

•	purchasing wholesale residential loans, and

•	purchasing investments including primarily mortgage-backed and municipal securities and tax certificates.
          BankAtlantic’s business strategy
          BankAtlantic began its “Florida’s Most Convenient Bank” strategy in 2002, when it introduced seven-day banking in Florida. This banking initiative contributed to a significant increase in core deposits (demand deposit accounts, NOW checking accounts and savings accounts). BankAtlantic’s core deposits increased from approximately $600 million as of December 31, 2001 to $2.8 billion as of December 31, 2010. Additionally, while the increase in core deposits during 2009 and 2010 may reflect, in part, favorable market conditions generally, we believe that the implementation of new strategies in 2008 further extend our visibility in the market and increased customer loyalty contributed significantly to the increase in core deposit balances.
          Over the past three years, management has implemented initiatives with a view to managing capital in the current adverse economic environment. These initiatives primarily included reducing risk-based asset levels through loan and securities repayments in the ordinary course, reducing total assets, eliminating cash dividends to the Parent Company and reducing expenses. These initiatives, while important to maintaining capital ratios, have also had the effect of negatively impacting results from operations as the reduction in asset levels resulted in a reduction of earning assets adversely impacting our net interest income. BankAtlantic’s regulatory capital ratios have also been enhanced through capital contributions from the Parent Company. During the years ended December 31, 2010, 2009 and 2008, the Parent Company contributed capital of $28 million, $105 million and $65 million, respectively, to BankAtlantic. As a result of the contributions and BankAtlantic’s core operations, BankAtlantic was able to maintain the following capital ratios over the past three years:

		For the Years Ended December 31,
		2010	2009	2008
Total risk-based capital	%	11.72	12.56	11.63
Tier 1 risk-based capital	%	9.68	10.63	9.80
Tier 1/core capital	%	6.22	7.58	6.80
          As described in “Recent Developments,” BankAtlantic will be required pursuant to the Bank Order to maintain a core capital ratio of 8% and a total risk based capital ratio of 14% as of June 30, 2011. BankAtlantic’s regulatory capital requirements were raised based on the determination by the OTS that BankAtlantic had inadequate capital given its level of criticized assets and its concentration of high risk commercial real estate and construction loans as well as excessive losses over the past three years.
          The economic recession and the substantial decline in real estate values throughout the United States, and particularly in Florida, have had an adverse impact on the credit quality of BankAtlantic’s loan portfolio.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s non-performing assets increased from $197.9 million at December 31, 2007 to $438.9 million at December 31, 2010. In response, we have taken steps to attempt to address credit risk which included:
•	Focused efforts and enhanced staffing relating to loan work-outs, collection processes and valuations;

•	Ceased originating land and residential acquisition, development and construction loans;

•	Substantially reduced home equity loan originations through underwriting requirements based on lower loan to value ratios;

•	Froze certain home equity loan unused lines of credit based on declines in borrower credit scores or the market value of loan collateral; and

•	Transferred certain non-performing commercial real estate loans to the Parent Company in March 2008 in exchange for $94.8 million.
          BankAtlantic continued initiatives to decrease operating expenses during 2010. These initiatives included, among others, lowering advertising and marketing expenditures, reducing store and call center hours, consolidating back-office operations and staffing levels, and renegotiating vendor contracts. During 2011, management intends to seek additional efficiencies through the sale of its Tampa branches. BankAtlantic is also continuing to evaluate its products and services as well as its delivery systems and back-office support infrastructure with a view toward enhancing its operational efficiency.
          As part of BankAtlantic’s efforts to diversify its loan portfolio and reduce its concentration on commercial real estate and construction loans, BankAtlantic’s loan originations during 2010 were focused on small business and commercial non-mortgage loans originated through its retail and lending networks. BankAtlantic anticipates that it will continue to emphasize small business and commercial non-real estate lending and that the percentage represented by its commercial real estate and residential mortgage loan portfolio balances will decline during 2011, through the scheduled repayment of existing loans and the fact that BankAtlantic is generally not originating new commercial real estate loans.
          Loan products
          BankAtlantic offers a number of lending products. Historically, primary lending products have included residential loans, commercial real estate loans, consumer loans, and small business and commercial non-mortgage loans.
          Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans are typically purchased in bulk and are generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). Some of the purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments or when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and result in increased defaults and losses. At December 31, 2010, BankAtlantic’s residential loan portfolio included $550.2 million of interest-only loans, $52.1 million of which will become fully amortizing and have interest rates reset in 2011. The credit scores and loan-to-value ratios for interest-only loans are similar to those of amortizing loans. BankAtlantic sought to manage the credit risk associated with these loans by limiting purchases of interest-only loans to those originated to borrowers that it believed to be credit worthy and with loan-to-value and total debt to income ratios within agency guidelines. BankAtlantic did not purchase or originate sub-prime, option-arm, “pick-a-payment” or negative amortizing residential loans. Loans in the purchased residential loan portfolio generally do not have prepayment penalties. As part of its initiative to reduce assets with a view toward improving liquidity and regulatory capital ratios, BankAtlantic purchased $9.9 million and $6.5 million of these loans during 2010 and 2009, respectively.
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
          Commercial Real Estate: BankAtlantic provided commercial real estate loans for acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties. BankAtlantic also provided loans to acquire or refinance existing income-producing properties. These loans were primarily secured by property located in Florida. Commercial real

Financial Services
(BankAtlantic Bancorp)
estate loans were generally originated in amounts based upon the appraised value of the collateral or estimated cost to construct, generally had a loan-to value ratio at the time of origination of less than 80%, and generally required that one or more of the principals of the borrowing entity guaranteed these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates. Due to high concentrations of commercial real estate and construction loans in BankAtlantic’s loan portfolio, BankAtlantic ceased the origination of commercial real estate loans during the year ended December 31, 2010. Additionally, pursuant to the Bank Order, BankAtlantic has agreed to cease the purchase or origination of new commercial real estate loans unless it receives the prior written non-objection of the OTS Regional Director. However, BankAtlantic may originate new loans to facilitate the sale of nonperforming assets or criticized assets, fund commercial real estate loan commitments entered into before November 1, 2010, make protective advances for taxes and insurance and renew, extend or modify existing commercial real estate loans, provided that such funding complies with regulatory underwriting guidelines and BankAtlantic’s lending policies.
          BankAtlantic’s commercial real estate loan portfolio is divided into four loan classes; commercial residential, commercial owner occupied, commercial land, and commercial other.
          Commercial residential real estate loans have resulted in significant losses to BankAtlantic. This class of loans is divided into three categories — builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, the borrowers may not be in a position to service the loans, with the likely result being an increase in loan losses in this category. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. We believe that the underwriting on these loans was generally more stringent than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. The land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower who also might have plans to construct homes on the property. These loans generally involved property with a longer investment and development horizon, and were guaranteed by the borrower or individuals so it was expected that the borrower would have the ability to service the debt for a longer period of time. However, based on the declines in value in the Florida real estate market, all loans collateralized by Florida real estate expose the Bank to significant risk.
          Commercial real estate owner occupied loans are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the collateralized property.
          Commercial real estate land loans include loans secured by the sale of land and commercial land held for investment purposes. These loans are generally to borrowers that intend to expand the zoning of the property and ultimately sell the property to developers. These loans are considered higher risk than owner occupied or loans with income producing collateral as the repayment of the loan is dependent on the sale of the collateral or the financial strength of the borrower or guarantors.
          Commercial other real estate loans are primarily secured by income producing property which includes shopping centers, office buildings, self storage facilities, and warehouses.
          BankAtlantic has sold participations in certain commercial real estate loans that it originated. BankAtlantic administers the loans and provides participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loans are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally cannot significantly modify the loans without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations has the effect of reducing its exposure on individual projects, and was required in some cases in order to comply with the regulatory “loans to one borrower” limitations. BankAtlantic has also purchased commercial real estate loan participations from other financial institutions, and in such cases BankAtlantic may not be in a position to control decisions made with respect to the loans.

Financial Services
(BankAtlantic Bancorp)
          Standby Letters of Credit and Commitments: Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. BankAtlantic may hold certificates of deposit, liens on corporate assets and liens on residential and commercial property as collateral for letters of credit. BankAtlantic issues commitments for commercial real estate and commercial non-mortgage loans.
          Commercial non-mortgage loans: These loans are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers. These loans generally have variable interest rates that are Prime or LIBOR based and are typically originated for terms ranging from one to five years.
          Consumer: Consumer loans primarily consist of loans to individuals originated through BankAtlantic’s retail network. Approximately 97% of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower, substantially all of which is located in Florida. Approximately 26% of home equity lines of credit balances are secured by a first mortgage on the property. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years. The credit quality of consumer loans is adversely impacted by increases in the unemployment rate and declining real estate values. During the past three years, BankAtlantic experienced higher than historical losses in this portfolio as a result of deteriorating economic conditions in Florida. In an attempt to address this issue, BankAtlantic has adopted more stringent underwriting criteria for consumer loans which has had the effect of significantly reducing consumer loan originations.
          Small Business: BankAtlantic originates small business loans to companies located primarily in markets within BankAtlantic’s branch network. Small business loans are primarily originated on a secured basis and do not generally exceed $2.0 million. These loans are generally originated with maturities ranging from one to three years or are due upon demand. Lines of credit extended to small businesses are due upon demand. Small business loans have either fixed or variable prime-based interest rates.
          The composition of the loan portfolio was (in millions):

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$1,222	40.31	1,550	42.35	1,930	45.34	2,156	47.66	2,151	46.81
Consumer — home equity	604	19.92	670	18.31	719	16.89	676	14.94	562	12.23
Construction and development	145	4.78	223	6.09	301	7.07	416	9.20	475	10.34
Commercial	744	24.54	897	24.51	930	21.85	882	19.49	973	21.17
Small business	203	6.70	213	5.82	219	5.14	212	4.69	187	4.07
Other loans:
Commercial non-mortgage	134	4.42	154	4.21	143	3.36	131	2.9	157	3.42
Small business non-mortgage	99	3.26	99	2.70	108	2.54	106	2.34	98	2.13
Consumer	19	0.63	21	0.57	26	0.61	31	0.68	26	0.57
Loans held for sale	21	0.69	4	0.11	3	0.07	4	0.09	9	0.20

Total	3,191	105.26	3,831	104.67	4,379	102.87	4,614	101.99	4,638	100.94

Adjustments:
Unearned discounts (premiums)	(2)	(0.06)	(3)	(0.08)	(3)	(0.07)	(4)	(0.09)	(1)	(0.02)
Allowance for loan losses	161	5.31	174	4.75	125	2.94	94	2.08	44	0.96

Total loans receivable, net	$3,032	100.00	3,660	100.00	4,257	100.00	4,524	100.00	4,595	100.00

          At March 31, 2008, BankAtlantic transferred $101.5 million of non-performing commercial loans to a subsidiary of the Parent Company. These loans are not reported in the above table as of December 31, 2010, 2009 and 2008.

Financial Services
(BankAtlantic Bancorp)
          Included in BankAtlantic’s commercial and construction and development loan portfolios were the following commercial residential loans (in millions):

	As of December 31,
	2010	2009	2008	2007
Builder land bank loans	$10	44	62	150
Land acquisition and development loans	119	172	210	245
Land acquisition, development and construction loans	4	11	32	108

Total commercial residential loans	$133	227	304	503

          Investments
          Securities available for sale: BankAtlantic invests in obligations of, or securities guaranteed by the U.S. government or its agencies. These include mortgage-backed securities and real estate mortgage investment conduits (“REMICs”). BankAtlantic’s securities available for sale portfolio at December 31, 2010 reflects a decision to seek high credit quality and securities guaranteed by government sponsored enterprises in an attempt to minimize credit risk in its investment portfolio to the extent possible. During 2010, BankAtlantic began investing in municipal and agency securities that mature in less than two years. These short-term investments carried higher yields than alternative short-term investments. The available for sale securities portfolio serves as a source of liquidity as well as a means to moderate the effects of interest rate changes. The decision to purchase and sell securities from time to time is based upon a current assessment of the economy, the interest rate environment, and capital and liquidity strategies and requirements. BankAtlantic’s investment portfolio does not include credit default swaps, commercial paper, collateralized debt obligations, structured investment vehicles, auction rate securities, trust preferred securities or equity securities in Fannie Mae or Freddie Mac.
          Tax Certificates: Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. A tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Certain municipalities bulk sale their entire tax certificates for the prior year by auctioning the portfolio to the highest bidder instead of auctioning each certificate separately. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period. During 2008, BankAtlantic discontinued acquiring tax certificates through bulk acquisitions as it experienced higher than historical losses from these types of acquisitions. During 2009 and 2010, BankAtlantic purchased tax certificates primarily in Florida and expects that the majority of tax certificates it acquires in 2011 will be in Florida.

Financial Services
(BankAtlantic Bancorp)
          The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

						Corporate
		Treasury			Mortgage-	Bond		Weighted
	Tax	and	Tax-Exempt	Taxable	Backed	and		Average
	Certificates	Agencies	Securities	Securities	Securities	Other	Total	Yield
December 31, 2010
Maturity: (1)
One year or less	$34,725	—	160,395	19,922	—	—	215,042	1.70%
After one through five years	56,013	60,143	1,728	—	216	—	118,100	3.24
After five through ten years	—	—		—	24,406	—	24,406	3.64
After ten years	—	—		—	156,261	—	156,261	2.57

Fair values (2)	$90,738	60,143	162,123	19,922	180,883	—	513,809	2.41%

Amortized cost (2)	$89,789	60,000	162,113	19,936	171,253		503,091	3.37%

Weighted average yield based on fair values	5.46	5.66	0.95	1.32	3.41	—	2.41
Weighted average maturity (yrs)	2.1	2.7	0.50	0.53	20.58	—	7.88

December 31, 2009
Fair values (2)	$112,472	—	—	—	319,292	250	432,014	4.00%

Amortized cost (2)	$110,991	—	—	—	307,314	250	418,555	5.35%

December 31, 2008
Fair values (2)	$224,434	—	—	—	699,224	250	923,908	5.25%

Amortized cost (2)	$213,534	—	—	—	687,344	250	901,128	6.00%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 2 years).

(2)	Equity and tax exempt securities held by the Parent Company with a cost of $1.5 million, $1.5 million and $3.6 million and a fair value of $1.5 million, $1.5 million and $4.1 million, at December 31, 2010, 2009 and 2008, respectively, were excluded from the above table. At December 31, 2010, equities held by BankAtlantic with a cost of $1.3 million and a fair value of $1.3 million were excluded from the above table.
          A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and securities available for sale follows (in thousands):

	December 31, 2010 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value
Tax certificates:
Cost equals market	$89,789	949	—	90,738
Securities available for sale:
Investment securities:
Cost equals market	—	—	—	—
Market over cost	76,436	41	—	76,477
Cost over market	105,613	—	(45)	105,568
Mortgage-backed securities :
Cost equals market	—	—	—	—
Market over cost	231,253	9,773	—	241,026
Cost over market	—	—	—	—

Total	$503,091	10,763	(45)	513,809

(1)	The above table excludes equity securities held by the Parent Company with a cost and fair value of $1.5 million at December 31, 2010 and equities held by BankAtlantic with a cost and fair value of $1.3 million at December 31, 2010.

Financial Services
(BankAtlantic Bancorp)
          Deposit products and borrowed funds:
          Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from municipalities. BankAtlantic solicited deposits from customers in its geographic market through marketing and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicited deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiative and more recently through its relationship marketing strategy. The Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the maximum standard deposit insurance to $250,000 per depositor and the Act provides full deposit insurance coverage on non-interest bearing deposit accounts until January 1, 2013. See note 19 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
          Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB of Atlanta and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans, consumer home equity loans and securities. In addition, BankAtlantic must maintain certain levels of FHLB stock based upon outstanding advances. See note 20 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.
          Other Short-Term Borrowings: BankAtlantic’s short-term borrowings generally consist of securities sold under agreements to repurchase and treasury tax and loan borrowings.
•	Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). See note 21 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s securities sold under agreements to repurchase borrowings.

•	Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program. Under this program, the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See note 22 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s treasury tax and loan borrowings.
          BankAtlantic’s other borrowings have floating interest rates and consist of mortgage-backed bond and subordinated debentures. See note 23 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.
Parent Company
          The Parent Company’s operations primarily consist of financing the capital needs of BankAtlantic and its subsidiaries and management of the asset work-out subsidiary. In March 2008, the Parent Company used a portion of the proceeds obtained from the sale of Ryan Beck to Stifel to purchase from BankAtlantic $101.5 million of non-performing loans at BankAtlantic’s carrying value. These loans are held in an asset workout subsidiary wholly-owned by the Parent Company, which has entered into an agreement with BankAtlantic pursuant to which BankAtlantic services the transferred non-performing loans. The Parent also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide certain human resources, insurance management, investor relations, real estate advisory services and other administrative services to the Parent and its subsidiaries. The largest expense of the Parent Company is interest expense on junior subordinated debentures issued in connection with trust preferred securities. The Company has the right to defer quarterly payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters without default or penalty. During all four quarters of 2009 and 2010 and during the first quarter of 2011, the Company notified the trustees under its junior subordinated debentures that it has elected to defer its quarterly interest payments. During the deferral period, the respective trusts suspend the declaration and payment of dividends on the trust preferred securities. Additionally, during the deferral period, the Company may not pay dividends on or repurchase its common stock. The Parent Company deferred the interest and dividend payments in order to preserve its liquidity in response to current economic conditions.

Financial Services
(BankAtlantic Bancorp)
          The Parent Company had the following cash and investments as of December 31, 2010 (in thousands). We may not receive proceeds equal to the estimated fair value upon the liquidation of the private investment securities.

	As of December 31, 2010
		Gross
	Carrying	Unrealized	Estimated
(in thousands)	Value	Depreciation	Fair Value
Cash and cash equivalents	$12,226	—	12,226
Securities available for sale	10	2	8
Private investment securities	1,500	—	1,500

Total	$13,736	2	13,734

          The Parent Company’s work-out subsidiary had the following loans and real estate owned as of December 31, 2010:

(in millions)	Amount
Commercial residential real estate loans	$10
Commercial other	7

Total commercial loans	17
Real estate owned	10

Total loans and real estate owned	$27

Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          As of December 31, 2010, the Company and its subsidiaries had approximately 5,084 employees, including 44 employees at BFC Parent and BFC Shared Service operations, 5 employees supporting Woodbridge and its subsidiaries, 8 employees supporting BankAtlantic Bancorp Parent Company, 1,202 employees supporting BankAtlantic (including 162 part time employees) and 3825 employees supporting Bluegreen, of which 355 were located in Bluegreen’s headquarters in Boca Raton, Florida and 3,470 were located in regional field offices throughout the United States and Aruba. The field personnel at Bluegreen include 85 field employees supporting Bluegreen Communities and 3,385 field employees supporting Bluegreen Resorts. Five Bluegreen employees in New Jersey are represented by a collective bargaining unit.
Competition
Bluegreen
          Bluegreen Resorts competes with various high profile and well-established operators, many of which have greater liquidity and financial resources than Bluegreen. Many of the world’s most recognized lodging, hospitality and entertainment companies develop and sell VOIs in resort properties. Major companies that now operate or are developing or planning to develop vacation ownership resorts directly or through subsidiaries include Marriott International, Inc., the Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and Resorts, Starwood Hotels and Resorts Worldwide, Inc. and Wyndham Worldwide Corporation. Bluegreen Resorts also competes with numerous other smaller owners and operators of vacation ownership resorts. In addition to competing for sales leads, prospects and fee-based service clients, Bluegreen Resorts competes with other VOI developers for marketing, sales, and resort management personnel. Bluegreen Communities competes with builders, developers and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of homesites. Bluegreen will compete with others on the basis of its reputation and the price, location and quality of the product it offers for sale.
BankAtlantic Bancorp
          The banking and financial services industry is very competitive and is in a transition period. The financial services industry continues to experience a severe downturn and increased competition in the marketplace. We expect continued consolidation in the financial services industry creating larger financial institutions. Our primary method of competition is emphasis on relationship banking, customer service and convenience.
          BankAtlantic faces substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that BankAtlantic makes and the interest rates and fees that it receives on these loans.
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
Regulation
BFC
          The Company owns approximately 44% of the outstanding shares of BankAtlantic Bancorp’s Class A Common Stock and all of BankAtlantic Bancorp’s Class B Common Stock, which in the aggregate represents an approximately 45% equity interest and 71% voting interest in BankAtlantic Bancorp. BankAtlantic Bancorp is the holding company of BankAtlantic by virtue of its ownership of 100% of BankAtlantic’s outstanding common stock. Accordingly, each of BFC and BankAtlantic Bancorp is a unitary savings and loan holding company subject to regulatory oversight and examination by the OTS, including normal supervision and reporting requirements. Therefore, the regulations discussed below relating to BankAtlantic Bancorp are also applicable to BFC. Additionally, the Company, BankAtlantic Bancorp and Bluegreen are each subject to the reporting and other requirements of the Exchange Act.

          BFC, on a parent company only basis, may not, without the prior written non-objection of the OTS:
(i)	incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or in connection with BankAtlantic’s compliance requirements applicable to it;

(ii)	declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter; or

(iii)	enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices.
          BFC has also committed to the OTS that it will develop an enterprise risk management function that assesses and evaluates the risks within the holding company.
Regulation of Federal Savings Associations
Holding Company
          We and BankAtlantic Bancorp are each a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”), as amended, or HOLA. As such, we are each registered with the Office of Thrift Supervision (“OTS”), and are each subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over each of us. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Recent changes in the law will, during 2011, shift principal regulatory jurisdiction over BankAtlantic Bancorp and BFC to the Federal Reserve. Management is in the process of evaluating the potential practical implications of this shift in regulatory jurisdiction, such as possible changes in how regulators will examine BankAtlantic Bancorp and BFC and what new or different standards they may apply. As a result of this shift, management expects that BFC and BankAtlantic Bancorp, at its parent company level, will at some point be subject to minimum capital ratios for the first time. To date, regulators have not announced specifics about the change in regulatory jurisdiction in enough detail that would allow management to understand what the consequences of the shift will be.
          HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from:
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
          As a unitary savings and loan holding company, neither BFC nor BankAtlantic Bancorp is generally restricted under existing laws as to the types of business activities in which it may engage, provided that BankAtlantic continues to satisfy the Qualified Thrift Lender, or QTL, test. See “Regulation of Federal Savings Associations — BankAtlantic — QTL Test” for a discussion of the QTL requirements. If either BFC or BankAtlantic Bancorp was to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, then BFC or BankAtlantic Bancorp, as the case may be, would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which it can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

          Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and BFC, BankAtlantic Bancorp or any other affiliate of BankAtlantic, are subject to various conditions and limitations. See “Regulation of Federal Savings Associations — BankAtlantic — Transactions with Related Parties.” Pursuant to the Bank Order, BankAtlantic must seek approval from the OTS prior to any declaration of the payment of any dividends or other capital distributions. See “Regulation of Federal Savings Associations — BankAtlantic — Limitation on Capital Distributions” and Note 2 to the “Notes to Consolidated Financial Statements”.
          The following discussion is intended to be a summary of the material banking statutes and regulations applicable to BFC, BankAtlantic Bancorp and BankAtlantic, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to BFC, BankAtlantic Bancorp and BankAtlantic.
The Dodd-Frank Act
          On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen the safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), and the FDIC. Of particular relevance to BFC and BankAtlantic Bancorp, the Dodd-Frank Act makes fundamental changes to the federal supervisory oversight structure for federal thrifts and savings and loan holding companies.
          The following items provide a brief description of certain provisions of the Dodd-Frank Act.
•	Principal changes for federal thrifts and savings and loan holding companies. The Dodd-Frank Act preserves the charter for federal thrifts, but will eliminate the OTS as the primary federal regulator for federal thrifts and savings and loan holding companies. The OTS will be abolished by April 2012 and its functions and personnel distributed among the OCC, FDIC, and the Federal Reserve. Primary jurisdiction for the supervision and regulation of federal thrifts, including BankAtlantic, will be transferred to the OCC; supervision and regulation of savings and loan holding companies, including BFC and BankAtlantic Bancorp, will be transferred to the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the QTL test. Under the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions will be imposed on U.S. bank holding companies and savings and loan holding companies, and depository institutions and their holding companies will be subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that savings and loan holding companies be well-capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

•	Source of strength. The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, regulations may seek to require BFC and/or BankAtlantic Bancorp to provide financial assistance to BankAtlantic.

•	Limitation on federal preemption. The Dodd-Frank Act significantly reduces the ability of national banks and federal thrifts to rely upon federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal thrifts, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to BFC, BankAtlantic Bancorp and BankAtlantic, potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

•	Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•	Imposition of restrictions on certain activities. The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, and reporting. Additionally, the Dodd-Frank Act requires that certain swaps and derivatives activities be “pushed out” of insured depository institutions and conducted in non-bank affiliates, significantly restricts the ability of a member of a depository institution holding company group to invest in or sponsor certain private funds, and broadly restricts such entities from engaging in “proprietary trading,” subject to limited exemptions. These restrictions may affect our ability to manage certain risks in our business.
•	Expanded FDIC resolution authority. While insured depository institutions are currently subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would be tasked with conducting an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act, or FDI Act, bank resolution regulations, and generally gives the FDIC more discretion than in the traditional bankruptcy context.

•	Consumer Financial Protection Bureau (CFPB). The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•	Deposit insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by BankAtlantic.

•	Transactions with affiliates and insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•	Enhanced lending limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a federal thrift’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•	Corporate governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act: (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as directors and to have those nominees included in a company’s proxy materials.
          Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations adopted over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is uncertain. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to our business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition.
          BankAtlantic
          BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the FDIC, which is administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on BFC, BankAtlantic Bancorp and BankAtlantic, and the operations of each company.
          Recent changes in law will shift principal regulatory jurisdiction over thrift institutions, including BankAtlantic (and as discussed above, BFC and BankAtlantic Bancorp) from the OTS to the OCC during 2011. We are in the process of evaluating the potential implications of this shift in regulatory jurisdiction, such as possible changes in how BankAtlantic’s regulators will examine it and what new or different standards they may apply to BankAtlantic. Because BankAtlantic does not have plans to convert to a national bank, we currently believe the existing OTS regulations will initially continue to apply to BankAtlantic, although the OCC may decide to modify these regulations.
          The following discussion is intended to be a summary of the material banking statutes and regulations applicable to BankAtlantic, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to BankAtlantic. See “Regulation of Federal Savings Associations-Holding Company-The Dodd-Frank Act” for a summary of the Dodd-Frank Act.
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
          Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings association to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings association’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings association to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings association’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2010, BankAtlantic’s limit on loans to one borrower was approximately $57.0 million. At December 31, 2010, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $35.6 million and the second largest borrower had an aggregate balance of approximately $32.1 million.
          QTL Test. HOLA requires a savings association to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The Dodd-Frank Act imposes additional restrictions on the ability of any savings association that fails to become or remain a QTL to pay dividends. Specifically, the savings association is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of financial condition) unless required to meet the obligations of a company that controls the thrift, permissible for a national bank and specifically approved by the OCC and the Federal Reserve. In addition, violations of the QTL test now are treated as violations of federal banking laws subject to enforcement action. At December 31, 2010, BankAtlantic maintained approximately 73% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2010 and, therefore, was a QTL.
          Capital Requirements. OTS regulations generally require savings associations to meet three minimum capital standards:
•	a tangible capital requirement for savings associations to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement:
•	for savings associations assigned the highest composite rating of 1, to have core capital in an amount equal to at least 3% of adjusted total assets; or

•	for savings associations assigned any other composite rating, to have core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings association; and
•	a risk-based capital requirement for savings associations to have capital in an amount equal to at least 8% of risk-weighted assets.
          In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by the OTS capital regulations. The OTS monitors the risk management of individual institutions. The OTS may impose an individual minimum capital requirement on institutions that it believes exhibit a higher degree of risk.
          See Note 27 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios and a discussion of the increased capital ratios required by the Bank Order.
          There currently are no regulatory capital requirements directly applicable to BFC or BankAtlantic Bancorp as unitary savings and loan holding companies apart from the regulatory capital requirements for savings associations that are applicable to BankAtlantic. As a result of the Dodd-Frank Act, the risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. bank holding companies will in the future become applicable to savings and loan holding companies. The Dodd-Frank Act generally authorizes the Federal Reserve to promulgate capital requirements for savings and loan holding companies.
          Limitation on Capital Distributions. The OTS regulations impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.
          The OTS regulates all capital distributions by BankAtlantic directly or indirectly to BankAtlantic Bancorp, including dividend payments generally. BankAtlantic currently must file an application to receive the approval of the OTS for a proposed capital distribution, as the total amount of all of BankAtlantic’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds BankAtlantic’s net income for that year-to-date period plus BankAtlantic’s retained net income for the preceding two years.
          Regulations restrict the payment of dividends by financial institutions if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the financial institution was notified by regulators that it was in need of more than normal supervision. Under the FDI Act, an insured depository institution, such as BankAtlantic, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. Additionally, the Dodd-Frank Act imposes additional restrictions on the ability of any savings association that fails to become or remain a QTL to pay dividends. The Bank Order and the Company Order current prohibit BankAtlantic and BankAtlantic Bancorp from paying dividends or other capital distributions without the prior written non-objection of the Regional Director of the OTS. In addition, BFC has committed that it will not, without the prior written non-objection of the OTS, pay any dividends or make any other capital distributions other than dividends on BFC’s 5% preferred stock consistent with its historical practice.
          Liquidity. BankAtlantic is required to maintain sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.
          Assessments. The OTS charges assessments to recover the costs of examining savings associations and their affiliates, processing applications and other filings, and covering direct and indirect expenses in regulating savings associations and their affiliates. These assessments are based on three components:
•	the size of the savings association, on which the basic assessment is based;

•	the savings association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings association with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and

•	the complexity of the savings association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that has more than $1 billion in trust assets that it administers, loans that it services for others or assets covered by its recourse obligations or direct credit substitutes.
          These assessments are paid semi-annually. During the year ended December 31, 2010, assessment expense was approximately $1.3 million. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.
          Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state or territory of the United States. Pursuant to the Bank Order, BankAtlantic must limit its asset growth, unless it receives the prior written non-objection of the OTS.
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
          Transactions with Related Parties. BankAtlantic’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act, or FRA, by Regulation W of the Federal Reserve Board, or FRB, implementing Sections 23A and 23B of the FRA, and by OTS regulations. BankAtlantic’s authority to engage in transactions with affiliates is further limited under the Bank Order. The applicable OTS regulations for savings associations regarding transactions with affiliates generally conform to the requirements of Regulation W, which is applicable to national banks. In general, an affiliate of a savings association is any company that controls, is controlled by, or is under common control with, the savings association, other than the savings association’s subsidiaries. For instance, BFC and BankAtlantic Bancorp are deemed affiliates of BankAtlantic under these regulations.
          Generally, Section 23A limits the extent to which a savings association may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the savings association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of the savings association’s capital stock and surplus. A covered transaction generally includes:
•	making or renewing a loan or other extension of credit to an affiliate;

•	purchasing, or investing in, a security issued by an affiliate;

•	purchasing an asset from an affiliate;

•	accepting a security issued by an affiliate as collateral for a loan or other extension of credit to any person or entity; and

•	issuing a guarantee, acceptance or letter of credit on behalf of an affiliate.
          Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances of letters of credit issued on behalf of, an affiliate. Section 23B requires covered transactions and certain other transactions to be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the savings association, as those prevailing at the time for transactions with or involving non-affiliates. Additionally, under the OTS regulations, a savings association is prohibited from:
•	making a loan or other extension of credit to an affiliate that is engaged in any non-bank holding company activity; and

•	purchasing, or investing in, securities issued by an affiliate that is not a subsidiary.
          Sections 22(g) and 22(h) of the FRA, Regulation O of the FRB, Section 402 of the Sarbanes-Oxley Act of 2002, and OTS regulations impose limitations on loans and extensions of credit from BankAtlantic, BankAtlantic Bancorp and BFC to their executive officers, directors, controlling shareholders and their related interests. The applicable OTS regulations for savings associations regarding loans by a savings association to its executive officers, directors and principal shareholders generally conform to the requirements of Regulation O, which is applicable to national banks. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and Section 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase the amount of time for which collateral requirements regarding covered transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.
          Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured savings association or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action can include the issuance of a capital directive, cease and desist order, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance. As previously disclosed, BankAtlantic and BankAtlantic Bancorp have entered into the Bank Order and the Company Order, respectively, and BFC may in the future be required to enter into a Cease and Desist Order with the OTS based on the condition of BankAtlantic. BankAtlantic and BankAtlantic Bancorp have agreed pursuant to the Bank Order and the Company Order, and BFC committed to the OTS, that no new arrangements may be entered into with affiliates without required prior regulatory notice.
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
          Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, the OTS, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Establishing Standards for Safety and Soundness, (the “Guidelines”.) The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OTS determines that a savings association fails to meet any standard established by the Guidelines, then the OTS may require the savings association to submit to the OTS an acceptable plan to achieve compliance. If a savings association fails to comply, the OTS may seek an enforcement order in judicial proceedings and impose civil monetary penalties.
          Shared National Credit Program. The Shared National Credit Program is an interagency program, established in 1977, to provide a periodic credit risk assessment of the largest and most complex syndicated loans held or agented by financial institutions subject to supervision by a federal bank regulatory agency. The Shared National Credit Program is administered by the FRB, FDIC, OTS and the OCC. The Shared National Credit Program covers any loan or loan commitment of at least $20 million (i) which is shared under a formal lending agreement by three or more unaffiliated financial institutions or (ii) a portion of which is sold to two or more unaffiliated financial institutions with the purchasing financial institutions assuming their pro rata share of the credit risk. The Shared National Credit Program is designed to provide uniformity and efficiency in the federal banking agencies’ analysis and rating of the largest and most complex credit facilities in the country by avoiding duplicate credit reviews and ensuring consistency in rating determinations. The federal banking agencies use a combination of statistical and judgmental sampling techniques to select borrowers for review each year. The selected borrowers are reviewed and the credit quality rating assigned by the applicable federal banking agency’s examination team will be reported to each financial institution that participates in the loan as of the examination date. The assigned ratings are used during examinations of the other financial institutions to avoid duplicate reviews and ensure consistent treatment of these loans. BankAtlantic has entered into participations with respect to certain of its loans and has acquired participations in the loans of other financial institutions which are subject to this program and accordingly these loans may be subject to this additional review.
          Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the savings association and the nature and scope of its real estate lending activities.
          Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action (“PCA”) Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, such as requiring compliance with a capital restoration plan, restricting asset growth, acquisitions, branching and new lines of business and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a savings association’s capital deteriorates. Under PCA regulations, savings associations are classified into five categories of capitalization as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Generally, a savings association is categorized as “well capitalized” if:

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
          BankAtlantic’s regulatory capital amounts and ratios met the OTS “well capitalized” category during the year ended December 31, 2010. However, the Bank Order requires that BankAtlantic maintain capital ratios that exceed the PCA “well capitalized” amounts and ratios. For a discussion on required capital ratios and amounts pursuant to the Bank Order, see Note 2 to the “Notes to Consolidated Financial Statements.”
          By January 2012, the OCC will assume the OTS’ powers with respect to federal savings associations (like BankAtlantic), as well as rule making authority over all savings associations (except for the limited rulemaking authority transferred to the Federal Reserve). Although the federal banking agencies have substantially similar capital adequacy standards and utilize the same accounting standards, some differences in capital standards exist, such as the regulatory treatment of noncumulative perpetual preferred stock and the risk-weightings assigned to certain assets.
          OTS regulations do not require savings and loan holding companies, such as BankAtlantic Bancorp, to maintain specific minimum capital ratios. As a result of the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. bank holding companies will in the future become applicable to savings and loan holding companies such as BankAtlantic Bancorp. The Dodd-Frank Act generally authorizes the Federal Reserve to promulgate capital requirements for savings and loan holding companies.
          In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements which address the risks that the activities of an institution poses to the institution and public and private stakeholders. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act or other regulatory or supervisory changes.
          Insurance of Deposit Accounts. Savings associations are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by them.
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
          On January 1, 2007, the Federal Deposit Insurance Reform Act of 2005, or the Reform Act, became effective. The Reform Act, among other things, merged the Bank Insurance Fund and the Savings Association Insurance Fund, both of which were administered by the FDIC, into a new fund administered by the FDIC, the DIF, and increased the coverage limit for certain retirement plan deposits to $250,000, but maintained the basic insurance coverage limit of $100,000 for other depositors. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the Stabilization Act, temporarily raised the basic insurance coverage limit to $250,000. The Dodd-Frank Act makes permanent the $250,000 insurance limit for insured deposits. Also as a result of the Dodd-Frank Act, unlimited coverage for non-interest bearing demand transaction accounts will be provided until January 1, 2013.
          As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance base assessment rate depends on the risk category to which it is assigned. In April 2009, the FDIC implemented regulations to improve the way its insurance base assessment rates differentiate risk among insured institutions and make the risk-based system fairer by limiting the subsidization of riskier institutions by safer institutions. The Dodd-Frank Act changes the way an insured depository institution’s deposit insurance premiums are calculated. Because the new base assessment under the Dodd-Frank Act is larger than the current insurance base assessment, the proposed assessment rates are lower than the current rates. The insurance base assessment will no longer be the way an insured depository institution’s deposit premiums are calculated. For the quarter which began January 1, 2011, insurance base assessment rates range from 12 cents per $100 (but could be as low as 7 cents per $100, after computing applicable adjustments) in assessable deposits for a savings institution in the least risk category to 45 cents per $100 (but could be as high as 77.5 cents per $100, after computing applicable adjustments) in assessable deposits for a savings institution in the most risk category. BankAtlantic’s FDIC deposit insurance premium increased from $2.8 million for the year ended December 31, 2008 to $10.1 million for the same 2010 period. BankAtlantic expects its FDIC insurance premium to further increase during 2011 from the amounts assessed during 2010 based on its last OTS examination report.
          The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC is also authorized to impose special assessments. The FDIC has exercised its authority to raise assessment rates and impose special assessments several times in the past, including a $2.4 million assessment during 2009. There was no corresponding assessment during 2010. The FDIC could raise rates and impose special assessments in the future. Increases in deposit insurance premiums and the imposition of special assessments would have an adverse effect on our earnings. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.
          Continued action by the FDIC to replenish the DIF as well as the changes contained in the Dodd-Frank Act may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.
          Privacy and Security Protection. BankAtlantic is subject to regulations implementing the privacy and security protection provisions of the Gramm-Leach-Bliley Act, or GLBA. These regulations require a savings association to disclose to its customers and consumers its policy and practices with respect to the privacy, and sharing with nonaffiliated third parties, of its customers and consumers’ “nonpublic personal information.” Additionally, in certain instances, BankAtlantic is required to provide its customers and consumers’ with the ability to “opt-out” of having BankAtlantic share their nonpublic personal information with nonaffiliated third parties. These regulations also require savings associations to maintain policies and procedures to safeguard their customers and consumers’ nonpublic personal information. BankAtlantic has policies and procedures designed to comply with GLBA and applicable privacy and security regulations.
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
          Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankAtlantic was in compliance with this requirement with an investment in FHLB of Atlanta stock at December 31, 2010 of approximately $43.6 million. During the year ended December 31, 2010, the FHLB of Atlanta paid dividends of approximately $0.1 million on the capital stock held by BankAtlantic.

          Federal Reserve System. BankAtlantic is subject to provisions of the FRA and the FRB’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, federal savings associations must maintain reserves against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the FRB. BankAtlantic is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The FRB pays targeted federal funds rates on the required reserves which are lower than the yield on our traditional investments.
          Anti-Terrorism and Anti-Money Laundering Regulations. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or BSA, the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including savings associations.
          Among other requirements, the USA PATRIOT Act and the related OTS regulations require savings associations to establish anti-money laundering programs that include, at a minimum:
•	internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

•	systems and procedures for monitoring and reporting of suspicious transactions and activities;

•	a designated compliance officer;

•	employee training;

•	an independent audit function to test the anti-money laundering program;

•	procedures to verify the identity of each customer upon the opening of accounts; and

•	heightened due diligence policies, procedures and controls applicable to certain foreign accounts and relationships.
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
          Consumer Protection. BankAtlantic is subject to federal and state consumer protection statutes and regulations, including the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Fair Debt Collection Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Gramm-Leach-Biley Act, the Real Estate Settlement Procedures Act, the Right to Financial Privacy Act, the Home Mortgage Disclosure Act, laws regarding unfair and deceptive trade practices; and usury laws. Among other things, these acts:

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
          Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.
Bluegreen
          The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs and various aspects of its financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to its customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal statutes and regulations. Bluegreen is also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba and Blue Water Resort in Nassau, Bahamas. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on Bluegreen. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we will maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen.
          Bluegreen’s customer financing activities are also subject to extensive regulation, which can include, but are not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws, among others.

ITEM 1A. RISK FACTORS
We have in the past incurred cash flow deficits at the BFC parent company (“BFC Parent”) level which we expect will continue in the future.
          BFC is engaged in making investments in operating businesses. In the past, BFC Parent has not had revenue generating operating activities and has incurred cash flow deficits. We expect to continue to incur cash flow deficits in the foreseeable future. We have financed operating cash flow deficits with available working capital, issuances of equity or debt securities, and with dividends from our subsidiaries, which we have been dependent upon to fund our operations. Currently, BankAtlantic Bancorp is restricted from paying dividends and these restrictions will continue for the foreseeable future. In addition, Bluegreen has historically not paid dividends on its common stock. As a result, if cash flow is not sufficient to fund our operating expenses in the future, we may be forced to continue to reduce operating expenses, to liquidate some of our investments or to seek to fund our operations from the proceeds of additional equity or debt financing. There is no assurance that any such financing would be available on commercially reasonable terms, if at all, or that we would not be forced to liquidate our investments at depressed prices.
Adverse conditions and events where our investments are currently concentrated or in the industries in which our subsidiaries operate could continue to adversely impact our results and future growth.
          BankAtlantic Bancorp’s business, the location of BankAtlantic’s branches and the real estate collateralizing its commercial real estate loans and home equity loans, as well as our operations, are concentrated in Florida. The downturn in economic conditions generally and the economy of Florida in particular has adversely impacted our results and operations. Further, Florida is subject to the risks of natural disasters, such as tropical storms and hurricanes. The continued impact of the economic downturn, natural disasters or adverse changes in laws or regulations applicable to us or the companies in which we hold investments could impact our operating results and financial condition. These factors may particularly affect the credit quality of BankAtlantic’s assets, the desirability of our properties and the financial condition and performance of our customers. In addition, Bluegreen’s operations, which are primarily conducted within the vacation ownership and real estate industry, have also been adversely impacted by the current economic downturn. The persistence or further deterioration of the current adverse economic conditions could have a material adverse effect on our business and results of operations.
Our activities and our subsidiaries’ activities are subject to a wide range of regulatory requirements applicable to financial institutions and holding companies, and noncompliance with such regulations could have a material adverse effect on our business.
          The Company and BankAtlantic Bancorp are each grandfathered unitary savings and loan holding companies and have broad authority to engage in various types of business activities. However, the OTS, our primary regulator, can stop either of us from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness or stability of BankAtlantic. Unlike bank holding companies, as unitary savings and loan holding companies, BFC and BankAtlantic Bancorp are not currently subject to capital requirements. However, it is anticipated that capital requirements will in the future be imposed on savings and loan holding companies. In addition, future regulations may be adopted which may affect BFC’s operations or ability to continue to engage in certain of its current activities.
Regulatory restrictions, BankAtlantic’s performance or the terms of indebtedness limit or restrict BankAtlantic Bancorp’s and Bluegreen’s ability to pay dividends which may impact our cash flow.
          At December 31, 2010, we held approximately 52% and 45% of the outstanding common stock of Bluegreen and BankAtlantic Bancorp, respectively.
          BankAtlantic Bancorp is a separate publicly traded company whose Board of Directors includes a majority of independent directors as required by the listing standards of the New York Stock Exchange. Dividends by BankAtlantic Bancorp are subject to a number of conditions, including the cash flow and profitability of BankAtlantic Bancorp, declaration of dividends by BankAtlantic Bancorp’s Board of Directors, compliance with the terms of outstanding indebtedness, and regulatory restrictions applicable to BankAtlantic Bancorp and BankAtlantic. Decisions made by BankAtlantic Bancorp’s Board are not within our control and may not be made in our best interests. On February 23,

2011, BankAtlantic Bancorp entered into the Company Order which, among other things, restricts BankAtlantic Bancorp’s ability to pay dividends or make any other capital distributions without receiving the prior written non-objection of the OTS. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that it may continue to defer such interest payments for the foreseeable future. Accordingly, BFC does not expect to receive dividends from BankAtlantic Bancorp for the foreseeable future.
          Bluegreen is a separate publicly traded company whose Board of Directors includes a majority of independent directors as required by the listing standards of the New York Stock Exchange. Decisions made by Bluegreen’s Board are not within our control and may not be made in our best interests. Bluegreen has not paid cash dividends during the three years ending December 31, 2010. Future dividends from Bluegreen are subject to approval by Bluegreen’s Board and will depend upon, among other factors, Bluegreen’s results of operations, financial condition and operating and capital needs. Bluegreen may also be limited contractually from paying dividends by the terms of its credit facilities. Accordingly, it is unlikely that BFC will receive dividends from Bluegreen for the foreseeable future.
We are subject to the risks faced by the companies in which we currently hold investments.
          Our primary holdings consist of our direct and indirect investments in BankAtlantic Bancorp, Bluegreen, and Benihana. As a result, we are subject to the risks faced by these companies in their respective industries. Each has been adversely affected by a downturn in the economy, loss of consumer confidence and disruptions in the credit markets. Our current business plan includes a focus on providing strategic support to the companies within our consolidated group, and in which we hold investments. Such support may include further investments in one or more of those companies. Any such additional investments will further expose us to the risks faced by those companies.
We will be required to make a cash payment to shareholders of Woodbridge who exercised appraisal rights in connection with our merger.
          Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve our merger with Woodbridge and who properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share in cash, or (ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. As of the date of this filing, one Dissenting Holder which held approximately 400,000 shares of Woodbridge’s Class A Common Stock had withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective views of the fair value of Woodbridge’s Class A Common Stock prior to the merger. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of cash that will be required to be paid to the Dissenting Holders and such amount may be greater than the $4.6 million that is currently accrued. Any significant increase in the obligation to Dissenting Holders who exercised their appraisal rights could have a material adverse effect on our financial condition.
Dividends and distributions from our subsidiaries to their respective parent companies may be subject to claims in the future from creditors of the subsidiary.
          Subsidiaries have in the past and may in the future make dividends or distributions to their parent companies. Dividend payments and other distributions by a subsidiary to its parent company may, in certain circumstances, be subject to claims made by creditors of the subsidiary which made the payment or distribution. Any such claim, if successful, may have a material and adverse impact on the financial condition of the parent company against which the claim was brought.
There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse effect on our financial position and operating results.
          The consolidated financial statements included in the periodic reports we file with the SEC, including those included as part of this Annual Report on Form 10-K, are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and other intangible assets), liabilities and related reserves, revenues, expenses and income. This includes estimates, judgments and assumptions for assessing the amortization /accretion of purchase accounting fair value differences and the future value of goodwill and other intangible assets pursuant to applicable accounting guidance. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, estimates, judgments and assumptions are inherently subject to change in the future. As a result, our estimates, judgments and assumptions may prove to be incorrect and our actual results may differ from these estimates under different assumptions or conditions. If any estimates, judgments or assumptions change in the future, or our actual results differ from our estimates or assumptions, we may be required to record additional expenses or impairment charges, which would be recorded as a charge against our earnings and could have a material adverse impact on our financial condition and operating results.
Certain members of our Board of Directors and certain of our executive officers are also directors and executive officers of our affiliates.
          Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, are also members of the Boards of Directors and/or executive officers of BankAtlantic Bancorp, BankAtlantic, Bluegreen and Benihana. Neither Mr. Levan nor Mr. Abdo is obligated to allocate a specific amount of time to the management of the Company, and they may devote more time and attention to the operations of our affiliates than they devote directly to our operations. Jarett S. Levan, a member of our Board of Directors, is the President of BankAtlantic Bancorp and the Chief Executive Officer of BankAtlantic and a member of the Board of each of them, and D. Keith Cobb, a member of our Board of Directors, is a member of the Boards of Directors of BankAtlantic Bancorp and BankAtlantic.
Risks Associated with Our Investments in the Restaurant Industry
We have an investment in preferred shares of Benihana which are convertible to shares of Benihana’s Common Stock. Benihana operates 97 restaurants in the United States, including 63 Benihana Teppanyaki restaurants, nine Haru sushi restaurants and 25 RA Sushi Bar restaurants. In addition, 23 franchised Benihana teppanyaki restaurants operate in the United States, Latin America and the Caribbean. We also have an investment in Pizza Fusion, a restaurant operator and franchisor engaged in the organic and quick service food industries. As such, we are subject to the risks faced by these companies and the value of our investments will be influenced by the financial performance of these companies. Some of the risk factors common to the restaurant industry which might affect the performance of these companies include:
•	the current economic downturn has adversely impacted consumer spending patterns and has had negative effects on consumer discretionary spending;

•	the limited availability and high cost of credit may continue or deteriorate further;

•	higher than normal food costs may adversely impact our results of operations;

•	existing or new restaurants may not perform as expected;

•	the inability to construct new restaurants and remodel existing restaurants within projected budgets and time periods;

•	increases in the minimum wage;

•	increases in unemployment;

•	intense competition in the restaurant industry;

•	the food service industry is affected by litigation and publicity concerning food quality, health and other issues, which could cause customers to avoid a particular restaurant, result in significant liabilities or litigation costs or damage reputation or brand recognition; and

•	implementing growth and renovation strategies may strain available resources.

          In addition, Pizza Fusion is a relatively new company and requires additional financial support in order to continue its operations under its current business plan. Pizza Fusion’s audited financial statements for its fiscal year ended September 30, 2010 included a going concern opinion. We currently have no plans to make a further investment in Pizza Fusion and Pizza Fusion has not recently been successful in raising additional capital. If Pizza Fusion’s business or prospects do not improve, if it is unable to raise required capital to fund its operations or if it otherwise is required to curtail or cease its operations, we may suffer a total loss of our investment in Pizza Fusion.
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
          We also have an investment in Benihana Series B Convertible Preferred Stock (“Benihana Preferred Stock”) for which no current market exists (unless converted into Common Stock). The 800,000 shares of Benihana Preferred Stock owned by the Company are convertible into 1,578,943 shares of Benihana Common Stock. At December 31, 2010, if converted, the aggregate market value of such shares would have been $12.6 million. The ability to realize or liquidate this investment will depend on future market and economic conditions, the ability to register our sale of shares of Benihana’s Common Stock in the event of the conversion of our shares of Benihana Convertible Preferred stock and the possible sale of Benihana, all of which are subject to significant risk.
Our net operating loss carryforwards that existed at the time of our merger with Woodbridge will be substantially limited.
          We have experienced and continue to experience net operating losses. Under the Internal Revenue Code, we may utilize our net operating loss carryforwards in certain circumstances to offset future taxable income and to reduce federal income tax liability, subject to certain requirements and restrictions. Our merger with Woodbridge, which was consummated on September 21, 2009, resulted in an “ownership change”, as defined in Section 382 of the Internal Revenue Code. As a result, our ability in the future to use our historic net operating loss carryforwards will be substantially limited, which could have a negative impact on our financial position and results of operations. We believe that BFC may utilize Woodbridge’s net operating loss carryforwards following the merger of the companies on September 21, 2009. Accordingly, in September 2009, our Board of Directors adopted a shareholder rights plan designed to preserve shareholder value and protect our ability to use Woodbridge’s net operating loss carryforwards by providing a deterrent to holders of less than 5% of our common stock from acquiring a 5% or greater ownership interest in our common stock. However, there is no assurance that the shareholder rights plan will successfully prevent against an “ownership change” or otherwise preserve our ability to utilize our net operating loss carryforwards to offset any future taxable income, nor is there any assurance that we will be in a position to utilize our net operating loss carryforwards in the future even if we do not experience an “ownership change.”
We may issue additional securities in the future.
          Other than our commitment to the OTS, there is generally no restriction on our ability to issue debt or equity securities which are pari passu or have a preference over our common stock. Authorized but unissued shares of our capital stock are available for issuance from time to time at the discretion of our Board of Directors, including issuances in connection with acquisitions, and any such issuance may be dilutive to our shareholders. There is also no restriction on the ability of BankAtlantic Bancorp or Bluegreen to issue additional capital stock or on Bluegreen’s ability to incur additional indebtedness. Any future securities issuances by BankAtlantic Bancorp or Bluegreen may dilute our economic investment or voting interest in those companies.

Our control position may adversely affect the market price of BankAtlantic Bancorp’s Class A Common Stock and Bluegreen’s common stock.
          As of December 31, 2010, we owned all of BankAtlantic Bancorp’s issued and outstanding Class B Common Stock and approximately 27.3 million shares, or approximately 44%, of BankAtlantic Bancorp’s issued and outstanding Class A Common Stock, representing approximately 71% of BankAtlantic Bancorp’s total voting power. Additionally, we own approximately 16.9 million shares, or approximately 52%, of Bluegreen’s issued and outstanding common stock. Accordingly, we hold a controlling position with respect to BankAtlantic Bancorp and Bluegreen and have the voting power to significantly influence the outcome of any shareholder vote of the companies, except with respect to BankAtlantic Bancorp in those limited circumstances where Florida law mandates separate class votes. Our control position may have an adverse effect on the market prices of BankAtlantic Bancorp’s Class A Common Stock and Bluegreen’s common stock.
Alan B. Levan And John E. Abdo’s control position may adversely affect the market price of our common stock.
          Alan B. Levan, our Chairman of the Board of Directors and Chief Executive Officer, and John E. Abdo, our Vice Chairman of the Board of Directors, may be deemed to beneficially own shares of our common stock, including shares that may be acquired pursuant to the exercise of stock options, representing approximately 71.6% of our total voting power. These shares consist of 10,931,215 shares, or 15.9%, of our Class A Common Stock and 6,521,228 shares, or 87.3%, of our Class B Common Stock. Additionally, Alan B. Levan and John E. Abdo have agreed to vote their shares of our Class B Common Stock in favor of the election of the other to our Board of Directors for so long as they are willing and able to serve as directors of the Company. Further, John E. Abdo has agreed, subject to certain exceptions, not to transfer certain of his shares of our Class B Common Stock and to obtain the consent of Alan B. Levan prior to the conversion of certain of his shares of our Class B Common Stock into shares of our Class A Common Stock. Since our Class A Common Stock and Class B Common Stock vote as a single class on most matters, Alan B. Levan and John E. Abdo effectively have the voting power to control the outcome of any shareholder vote (except in those limited circumstances where Florida law mandates that the holders of our Class A Common Stock vote as a separate class) and to elect the members of our Board of Directors. Alan B. Levan and John E. Abdo’s control position may have an adverse effect on the market price of our common stock. Alan B. Levan’s and John E. Abdo’s interests may conflict with the interests of our other shareholders.
The terms of our Articles of Incorporation, which establish fixed relative voting percentages between our Class A Common Stock and Class B Common Stock, may not be well accepted by the market.
          Our Class A Common Stock and Class B Common Stock generally vote together as a single class. The Class A Common Stock possesses in the aggregate 22% of the total voting power of all our common stock and the Class B Common Stock possesses in the aggregate the remaining 78% of the total voting power. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, at which time the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares, at which time the fixed voting percentages will be eliminated. These changes in the relative voting power represented by each class of our common stock are based only on the number of shares of Class B Common Stock outstanding. Thus issuances of Class A Common Stock will have no effect on these provisions. If additional shares of Class A Common Stock are issued, the disparity between the equity interest represented by the Class B Common Stock and its voting power will widen. While the amendment creating this capital structure was approved by our shareholders, the fixed voting percentage provisions are somewhat unique. If the market does not view this structure favorably, the trading price and market for our Class A Common Stock would be adversely affected.
The loss of the services of our key management and personnel could adversely affect our business.
          Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. There is no assurance that we will be successful in attracting and retaining key management personnel.

We are subject to litigation against BFC and its subsidiaries, and the impact of any finding of liability or damages could adversely impact our financial condition and operating results.
          We and our subsidiaries are subject to legal proceedings as described in Item 3, “Legal Proceedings” in this report. While we believe, we have meritorious defenses in the pending legal actions, the ultimate outcomes of these matters are uncertain. Judgments against, or damages, fines or penalties imposed on, us or our subsidiaries in these actions may have a material adverse impact on our operating results and financial condition.
The default by Woodbridge under the terms of its outstanding indebtedness has resulted in acceleration of the debt and may result in a judgment against Woodbridge.
          A lender with respect to approximately $37.2 million of debt that is collateralized by property owned by Carolina Oak and with respect to which Woodbridge is the obligor previously declared the debt to be in default. Woodbridge disputed the fact that an event of default occurred under the terms of its indebtedness. Through a series of events, the loan was eventually sold to an investor group. The parties have since participated in a court-ordered mediation, agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for (i) Woodbridge to pay $2.5 million to the investor group, (ii) Carolina Oak to convey to the investor group the real property securing the loan via a stipulated foreclosure or deed in lieu, (iii) the investor group to release Woodbridge and Carolina Oak from their obligations relating to the debt or, alternatively, to agree not to pursue certain remedies, including a deficiency judgment, that would otherwise be available them, in each case subject to certain conditions, and (iv) the litigation to be dismissed. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.
We are subject to environmental laws related to our real estate activities and the cost of compliance could adversely affect our business.
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
          Levitt and Sons had $33.3 million in surety bonds relating to its ongoing projects at the time of the filing of the Chapter 11 Cases. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements it executed. At December 31, 2010, we had a $0.5 million in surety bonds accrual related to certain Levitt and Sons bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay.

RISKS RELATED TO BLUEGREEN
          Bluegreen presents its results in two reportable segments. Bluegreen’s results of operations for the Bluegreen Interim Period are consolidated in BFC Financial Corporation’s financial statements. Bluegreen is a separate public company and its management prepared the following discussion regarding Bluegreen which was included in Bluegreen’s Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission on March 31, 2011. Accordingly, references to “we”, “us” or “our” in this section are references to Bluegreen and its subsidiaries, and are not references to BFC, Woodbridge, or BankAtlantic Bancorp.
The overall state of the economy, interest rates and the availability of financing affect our ability to market VOIs and residential homesites.
Our business has been adversely affected by unfavorable general economic and industry conditions, including high unemployment rates and job insecurity, declines in discretionary spending, housing values and availability of financing, and geopolitical conflicts. If recent recovery trends do not continue or, economic conditions deteriorate, our business and results may be adversely impacted, particularly if financing for us or for our customers is unavailable or if changes in general economic conditions adversely affect our customers’ ability to pay amounts owed under our notes receivable. Further, because our operations are conducted mainly within the vacation ownership industry, any adverse changes affecting the industry, such as an oversupply of vacation ownership units, a reduction in demand for such units, changes in travel and vacation patterns, changes in governmental regulation of the industry, continued disruptions in the credit markets and unavailability of financing, imposition of increased taxes by governmental authorities, the declaration of bankruptcy and/or credit defaults by other vacation ownership companies and negative publicity for the industry, could also have a material adverse effect on our business.
We would incur substantial losses and our liquidity position could be adversely impacted if the customers we finance default on their obligations.
Prior to December 15, 2008, we did not perform credit checks on the purchasers of our VOIs in connection with our financing of their purchases. Effective December 15, 2008, we implemented a FICO® score-based credit underwriting program, and we enhanced this credit underwriting program during January 2010. While our loan portfolio originated after December 15, 2008 has experienced defaults at a lower rate than loans originated prior to that date, there is no assurance that our FICO® score-based underwriting standards will result in decreased default rates or otherwise result in the improved performance of our receivables. The conditions in the mortgage industry, including both credit sources as well as borrowers’ financial profiles, have deteriorated in recent years. As of December 31, 2010, approximately 4.8% of our vacation ownership receivables and approximately 11.5% of residential land receivables were more than 30 days past due. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans or the cost of doing so may not be justified. Historically, we have generally not pursued such recourse against our customers. In the case of our VOI receivables, if we are unable to collect the defaulted amount due, we traditionally have terminated the customer’s interest in the Bluegreen Vacation Club and then remarketed the recovered VOI. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling and administrative costs associated with the original sale. In addition, we will need to incur such costs again in order to resell the VOI or homesite. In 2010, we recorded charges of approximately $69.7 million to increase our provision for loan losses. If default rates for our borrowers remain at current levels or increase, it may require an increase in the provision for loan losses. In addition, it may cause buyers of, or lenders whose loans are secured by, our VOI notes receivable to reduce the amount of availability under receivables purchase and credit facilities, or to increase the interest costs associated with such facilities. In such an event, the cost of financing may increase and we may not be able to secure financing on terms acceptable to us, if at all, which would adversely affect our earnings, financial position and liquidity.
Under the terms of our pledged and receivable sale facilities, we may be required, under certain circumstances, to replace receivables or to pay down the loan to within permitted loan-to-value ratios. Additionally, the terms of our securitization-type transactions i.) require us to repurchase or replace loans if we breach any of the representations and warranties we made at the time we sold the receivables and ii.) include provisions that in the event of defaults by customers in excess of stated thresholds would require substantially all of our cash flow from our retained interest in the receivable portfolios sold to be paid to the parties who purchased the receivables from us. In addition, we guaranteed certain payments under the Legacy Securitization (described in further detail in Note 23 to the Consolidated Financial Statements). Substantially all of the timeshare receivables backing the notes subject to the

Legacy Securitization were generated prior to December 15, 2008, when we implemented our FICO score-based credit underwriting program, and relate to loans to borrowers with FICO® scores below 600.
While we have attempted to restructure our business to reduce our need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that our business and profitability will not otherwise continue to depend on our ability to obtain financing, which may not be available on favorable terms, or at all.
We offer financing of up to 90% of the purchase price to purchasers of our VOIs and homesites. However, we incur selling, marketing and administrative cash expenditures prior to and concurrent with the sale. These costs generally exceed the down payment we receive at the time of the sale. Accordingly, our ability to borrow against or sell the notes receivable we receive from our customers has been a critical factor in our continued liquidity, and we therefore have historically depended on funds from our credit facilities and securitization transactions to finance our operations. The disruption in the credit markets since 2007 has made obtaining additional and replacement external sources of liquidity more difficult and more costly. The number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables has decreased in recent years. In addition, the term securitization market has become unavailable for extended periods of time in the past. If our pledged receivables facilities terminate or expire and we are unable to extend them or replace them with comparable facilities, or if we are unable to continue to participate in securitization-type transactions and “warehouse” facilities on acceptable terms, our liquidity, cash flow, and profitability would be materially and adversely affected.
In addition, financing for real estate acquisition and development and the capital markets for corporate debt have been limited. In response to these conditions, during 2008, we adopted initiatives which included limiting sales and encouraging higher down payments on sales, in an attempt to conserve cash. We also have increased our focus on expanding our fee-based service business. However, there is no assurance that our implementation of these initiatives will enhance our financial position or otherwise be successful. If these initiatives do not have their intended results, our financial condition may be materially and adversely impacted.
In addition, notwithstanding our implementation of the initiatives implemented since 2008 to improve our cash position, we anticipate that we will continue to seek and use external sources of liquidity, including funds that we obtain pursuant to additional borrowings under our existing credit facilities, under credit facilities that we may obtain in the future, under securitizations in which we may participate in the future or pursuant to other borrowing arrangements, to:
•	support our operations;

•	finance the acquisition and development of VOI inventory and residential land;

•	finance a substantial percentage of our sales; and

•	satisfy our debt and other obligations.
Our ability to service or to refinance our indebtedness or to obtain additional financing (including our ability to consummate future term securitizations) depends on the credit markets and on our future performance, which is subject to a number of factors, including the success of our business, results of operations, leverage, financial condition and business prospects, prevailing interest rates, general economic conditions and perceptions about the residential land and vacation ownership industries. We have approximately $52.4 million of indebtedness which becomes due during 2011. Historically, much of our debt has been renewed or refinanced in the ordinary course of business. But there is no assurance that we will be able to obtain sufficient external sources of liquidity on attractive terms, or at all, or otherwise renew, extend or refinance a significant portion of our outstanding debt. Any of these occurrences may have a material and adverse impact on our liquidity and financial condition.
Our future success depends on our ability to market our products successfully and efficiently.
We compete for customers with other hotel and resort properties and vacation ownership resorts. The identification of sales prospects and leads, and the marketing of our products to them are essential to our success. We have incurred and will continue to incur the expenses associated with marketing programs in advance of closing sales to the leads that we identify. If our lead identification and marketing efforts do not yield enough leads or we are unable to successfully convert sales leads to sales, we may be unable to recover the expense of our marketing programs and systems and our business would be adversely affected.

We are subject to the risks of the real estate market and the risks associated with real estate development, including the decline in real estate values and the deterioration of real estate sales.
Real estate markets are cyclical in nature and highly sensitive to changes in national and regional economic conditions, including:
•	levels of unemployment;

•	levels of discretionary disposable income;

•	levels of consumer confidence;

•	the availability of financing;

•	overbuilding or decreases in demand;

•	interest rates; and

•	federal, state and local taxation methods.
The adverse trends experienced in the real estate market since 2007 have exerted pressure upon our Bluegreen Communities and Bluegreen Resorts divisions. Particularly, low consumer demand for homesites has had, and may continue to have, an adverse impact on Bluegreen Communities’ operations. Further, while general economic trends have recently shown signs of improvement, a deterioration in general economic conditions or continued adverse conditions in the real estate market would have a material adverse effect on our business.
To the extent we decide to acquire more real estate inventory in the future for eventual sale by Bluegreen Resorts or Bluegreen Communities, the availability of land at favorable prices at that time will be critical to our profitability and the ability to cover our significant selling, general and administrative expenses, cost of capital and other expenses. If we are unable to acquire such land or, in the case of Bluegreen Resorts, resort properties, at a favorable cost, it could have an adverse impact on our results of operations. While we believe that the property we have purchased at our adjusted carrying amounts will generate appropriate margins, land prices remain significantly below historical levels, and the projects we acquired prior to or during the recent economic downturn may have been purchased at higher price levels than available in the current market.
The profitability of our real estate development activities is also impacted by the cost of construction materials and services. Should the cost of construction materials and services rise, the ultimate cost of our Bluegreen Resorts’ and Bluegreen Communities’ inventories when developed could increase and have a material, adverse impact on our results of operations.
We may not be successful in increasing or expanding our fee-based services relationships, and our fee-based service activities may not be profitable, which may have an adverse impact on our results of operations and financial condition.
In July 2009, we began offering fee-based marketing and sales services to third-party developers. During 2010, we continued to expand our fee-based service business, which we believe enables us to leverage our expertise in sales and marketing, resort management, mortgage servicing, construction management and title services. We currently intend for our fee-based services to become an increasing portion of our resorts business over time as they generally produce positive cash flow and typically require less capital investment than our traditional vacation ownership business. We have attempted to structure these activities to cover our costs and generate a profit. However, our fee-based services business remains relatively new and we have limited experience in its pricing and operation. In addition, while our fee-based marketing and sales services do not require us to use our receivable credit facility capacity, our clients do typically have to maintain their own receivable-backed credit facilities. Should our clients not be able to maintain said facilities, our fee-based marketing and sales business could be materially adversely impacted. Alternatively, we could attempt to structure other arrangements where we would utilize our receivable credit facilities in order to provide fee-based marketing and sales services, which would reduce the credit otherwise available to us. In addition, when we perform fee-based sales and marketing services, we sell VOIs in a resort developed by a third party as an interest in the Bluegreen Vacation Club. This subjects us to a number of risks typically associated with selling products developed by others under your own brand name, including litigation risks. Additionally, demand for the third party resorts may be below our expectations and the third party developers may not satisfy their obligations. While we attempt to mitigate these risks by performing due diligence on the resorts in which we sell VOIs and by typically performing resort management services at those resorts, there is no assurance that we will be successful in mitigating or managing the risks, which may have a material and adverse impact on our results of operations and financial condition. For these and other reasons, certain of which may be beyond our control, there is no assurance that we will be successful in increasing our fee-based services relationships or operating our fee-based services business on a profitable basis, and any failure to do so would have a material adverse impact on our results of operations and financial condition.
Our results of operations and financial condition may be materially and adversely impacted if Bluegreen Resorts does not continue to participate in exchange networks or its customers are not satisfied with the networks in which it participates.
All of our VOI resorts are currently affiliated with RCI, and most of our Club Resorts have been awarded RCI’s highest designation (Gold Crown). A VOI owner’s participation in the RCI exchange network allows an owner to exchange their annual VOI for occupancy at over 4,000 participating resorts, based upon availability and the owner payment of a variable exchange fee. In 2010, approximately 6% of our owners utilized the RCI exchange network for an exchange of two or more nights. We also have a joint venture with Shell, called Select Connections™, which currently gives Bluegreen Vacation Club members who acquired or upgraded their VOIs on or after November 1, 2007 access to 21 Shell resorts and provides members of Shell access to Bluegreen Vacation Club resorts. In addition, certain Bluegreen Vacation Club members may use their points for a variety of hotel stays, RV site stays within the Coast to Coast network, or various cruise vacations. There is no assurance that our resorts will continue to participate in the RCI or Select Connections™ exchange networks in which they currently participate or through which Bluegreen Vacation Club members have access to alternative vacation destinations. There is also no assurance that any or all of these networks will continue to operate effectively or that our customers will continue to be satisfied with the networks. If any of these events should occur, our results of operations and financial condition may be materially and adversely impacted.
Our exploration of strategic alternatives for Bluegreen Communities involves a number of risks.
On March 24, 2011, we announced that we had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There is no assurance regarding the timing or success of pursuing any of the alternatives we may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to our financial condition and operating results or otherwise achieve the benefits hoped to be realized from the transaction. Further, the strategic review process may divert management’s attention from our other business activities, result in the loss of key employees, result in decreased consumer demand or other unforeseen consequences. To the extent that additional market information is obtained during the strategic review process which indicates that the carrying value of our Communities’ inventory exceeds its fair value, additional impairment charges relating to the value of the inventory may result. The occurrence of any of these events could have a material and adverse impact on our financial condition and operating results.
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

We may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of our tax returns or those of our subsidiaries may have a material and adverse impact on our financial condition.
The federal government and the states and local jurisdictions in which we operate have enacted extensive regulations that affect the manner in which we market and sell VOIs and homesites and conduct our other business operations. In addition, many states have adopted specific laws and regulations regarding the sale of VOIs and homesites. Many states, including Florida and South Carolina, where some of our resorts are located, extensively regulate the creation and management of timeshare resorts, the marketing and sale of timeshare properties, the escrow of purchaser funds prior to the completion of construction and closing, the content and use of advertising materials and promotional offers, the delivery of an offering memorandum and the creation and operation of exchange programs and multi-site timeshare plan reservation systems. Moreover, with regard to sales conducted in South Carolina, the closing of real estate and mortgage loan transactions must be conducted under the supervision of an attorney licensed in South Carolina and otherwise in accordance with South Carolina’s Time Sharing Transaction Procedures Act. Most states also have other laws that regulate our activities, such as:
•	timeshare project registration laws;

•	real estate licensure laws;

•	mortgage licensure laws;

•	sellers of travel licensure laws;

•	anti-fraud laws;

•	consumer protection laws;

•	telemarketing laws;

•	prize, gift and sweepstakes laws; and

•	consumer credit laws.
We currently are authorized to market and sell VOIs and homesites in all states in which our operations are currently conducted. If our agents or employees violate applicable regulations or licensing requirements, their acts or omissions could cause the states where the violations occurred to revoke or refuse to renew our licenses, render our sales contracts void or voidable, or impose fines on us based on past activities. See “Item 3 — Legal Proceedings.”
In addition, the federal government and the states and local jurisdictions in which we conduct business have generally enacted extensive regulations relating to direct marketing and telemarketing, including the federal government’s national “Do Not Call” list. The regulations have impacted our marketing of VOIs, and we have taken steps in an attempt to decrease our dependence on restricted calls. However, these steps have increased and are expected to continue to increase our marketing costs. We cannot predict the impact that these legislative initiatives or any other legislative measures that may be proposed or enacted in the future may have on our marketing strategies and results. Further, from time to time, complaints are filed against the Company by individuals claiming that they received calls in violation of the regulation.
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
From time to time, consumers file complaints against us in the ordinary course of our business. We could be required to incur significant costs to resolve these complaints or enter into consents with regulators regarding our activities. There is no assurance that we will remain in material compliance with all applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for us, including negative public relations, potential litigation and regulatory sanctions. The expense, negative publicity and potential sanctions associated with any failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.
In addition, there is no assurance that, in the future, VOIs will not be deemed to be securities under federal or state law and therefore subject to applicable securities regulation, which could have a material adverse effect on us due to, among other things, the cost of compliance with such regulations.

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
Rating agencies from time to time review prior corporate and specific transaction ratings in light of tightened ratings criteria. In connection with any decisions by rating agencies to downgrade their original ratings on certain bond classes in our securitizations, holders of such bonds may be required to sell bonds in the market place and such sales could occur at a discount, which could impact the perceived value of such bonds and our ability to sell future bonds at favorable terms, if at all.
In addition, if rating agencies were to downgrade our corporate credit ratings, our ability to raise capital and/or issue debt at favorable terms or at all could be adversely impacted. Such a downgrade could materially adversely affect our liquidity, financial condition and results of operations.
There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). Any changes in estimates, judgments and assumptions used could have a material adverse impact on our operating results and financial condition.
The consolidated financial statements included in this Annual Report on Form 10-K are prepared in accordance with GAAP, which involves making estimates, judgments and assumptions. These estimates, judgments and assumptions include, but are not limited to, those related to future cash flows which in turn are based upon expectations of our performance given current and projected forecasts of the economy in general and the real estate markets. If any estimates, judgments or assumptions change in the future, including in the event the adverse conditions in the real estate market continue for longer than expected or deteriorate further or if our performance does not otherwise meet our expectations, we may be required to record impairment charges against our earnings, which could have a material adverse impact on our operating results and financial condition. In addition, GAAP requirements as to how certain estimates are made may result, for example, in asset valuations which ultimately would not be realized if we were to attempt to sell the asset.
The loss of the services of our key management and personnel could adversely affect our business.
Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. There is no assurance that we will be successful in attracting and retaining key management personnel.
BFC Financial Corporation holds a majority of our outstanding common stock, which may adversely affect the market price of our common stock.
BFC Financial Corporation (“BFC”) beneficially owns 16,922,953 shares, or approximately 52%, of our issued and outstanding common stock. As a result, BFC is in a position to elect our Board of Directors and significantly influence the outcome of any shareholder vote. This control position may have an adverse effect on the market price of our common stock. Alan B. Levan, our Chairman, and John E. Abdo, our Vice Chairman, are also Chairman and Vice Chairman, respectively, of BFC.

RISKS RELATED TO BANKATLANTIC BANCORP AND BANKATLANTIC
Financial Services Risk Factors
          Our Financial Services activities consist of BankAtlantic Bancorp (and its federal savings bank subsidiary, BankAtlantic), whose results of operations are consolidated with BFC. The only assets available to BFC from BankAtlantic Bancorp are dividends when and if declared and paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 which was filed with the Securities and Exchange Commission on March 31, 2011. Accordingly, references to “the Company”, “the Parent Company”, “we”, “us” or “our” in this section under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation, Bluegreen Corporation or Woodbridge.
Failure to comply with the Cease and Desist Orders could result in further regulatory action and/or fines and efforts to comply with the Orders could have a material adverse effect on our business and results of operations.
          On February 23, 2011, the Parent Company entered into the Company Order and BankAtlantic entered into the Bank Order with the OTS, the Parent Company’s and BankAtlantic’s primary regulator (See “Business-Recent Developments” for a description of the terms of the Orders).
          Any material failure by the Company or BankAtlantic to comply with the terms of the Orders could result in additional enforcement actions by the OTS and/or the imposition of fines. For example, if BankAtlantic does not meet the capital ratio requirements in the Bank Order, BankAtlantic would be required to submit a contingency plan that is acceptable to the OTS and that would detail steps to be taken by BankAtlantic that would lead to a potential sale of BankAtlantic. BankAtlantic would be required to implement the contingency plan upon written notification from the OTS. Further, efforts to comply with the Orders may have material adverse effects on the operations and financial condition of the Company.
Our recent financial performance and the regulatory actions by the OTS, combined with continued capital and credit market volatility, may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.
          The Company has incurred losses of $145.5 million, $185.8 million and $202.6 million during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. As part of its efforts to maintain regulatory capital ratios, BankAtlantic has reduced its assets and repaid borrowings. However, the reduction of earning asset balances has resulted in reduced income, while at the same time BankAtlantic has experienced significant credit losses.
          The Parent Company contributed $28 million and $105 million to the capital of BankAtlantic during the years ended December 31, 2010 and December 31, 2009, respectively. At December 31, 2010, the Parent Company had $12.2 million of liquid assets. While a wholly-owned work-out subsidiary of the Parent Company also holds a portfolio of approximately $13.7 million of non-performing loans, net of reserves, $2.8 million of performing loans and $10.2 million of real estate owned which it could seek to liquidate, the Parent Company’s sources of funds to continue to support BankAtlantic are limited.
          The Parent Company’s ability to contribute additional capital to BankAtlantic will depend on its ability to raise capital in the secondary markets and on its ability to liquidate its portfolio of non-performing loans and real estate owned. Its ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, and our financial condition, results of operations and prospects. The entry into the Orders may also make it more difficult to raise additional capital. Such capital may not be available to us on acceptable terms or at all. The Parent Company may not be able to provide additional capital, as needed, to BankAtlantic and BankAtlantic may not be able to raise needed capital directly. The failure to obtain capital in amounts needed to meet the higher capital requirements under the Bank Order would cause BankAtlantic to fail to comply with the Bank Order and may have a material adverse effect on our results of operation and financial condition.

          In light of the need for the Parent Company to be in a position to provide capital to BankAtlantic, as well as the anticipated imposition of capital requirements on thrift holding companies under the Dodd-Frank Act, the Parent Company has and will continue to evaluate raising additional funds through the issuance of securities. Any such financing could be obtained through additional public offerings, private offerings, in privately negotiated transactions, through a rights offering or otherwise. We could also pursue these financings at the Parent Company level or directly at BankAtlantic or both. Issuances of equity directly at BankAtlantic would dilute the Parent Company’s interest in BankAtlantic. During February 2010, we filed a shelf registration statement with the SEC registering up to $75 million of our Class A Common Stock and/or other securities in the future. We currently have $55 million remaining on this shelf registration statement. Additionally, in September 2010, the Parent Company filed a separate registration statement on Form S-1 with the SEC for registering $125 million of Class A Common Stock. The Form S-1 registration statement has not yet been declared effective. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The terms and pricing of any future transaction by the Parent Company or BankAtlantic could result in additional substantial dilution to our existing shareholders. As a result, our shareholders bear the risks of future offerings at the Parent Company level reducing the price of our Class A Common Stock, and diluting their holdings in the Company, and future offerings directly at BankAtlantic diluting the Parent Company’s interest in BankAtlantic. Additionally, depending on the amount of shares issued in any future offering, the Company’s ability to use its NOLs in future periods may be substantially limited.
The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.
          The continued deterioration of economic conditions in the Florida residential real estate market, including the continued decline in median home prices year-over-year in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in a substantial increase in BankAtlantic’s non-performing assets and provision for loan losses over the past three years. The housing industry has been in a substantial and prolonged downturn reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory and increased foreclosure rates. Additionally, the deteriorating condition of the Florida economy and these adverse market conditions have negatively impacted the commercial non-residential real estate market. BankAtlantic’s earnings and financial condition were adversely impacted over the past three years as the majority of its loans are secured by real estate in Florida. We expect that our earnings and financial condition will continue to be unfavorably impacted if market conditions do not improve or deteriorate further in Florida. At December 31, 2010, BankAtlantic’s loan portfolio included $305.7 million of non-accrual loans concentrated in Florida.
Our loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us very susceptible to credit losses given the current depressed real estate market.
          Conditions in the United States real estate market have deteriorated significantly beginning in 2007, particularly in Florida, BankAtlantic’s primary lending area. BankAtlantic’s loan portfolio is concentrated in commercial real estate loans (most of which are located in Florida and many of which involve residential land development), residential mortgages (nationwide), and consumer home-equity loans (throughout BankAtlantic’s markets in Florida). BankAtlantic has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2010, BankAtlantic’s loan portfolio included $2.1 billion of loans concentrated in Florida, which represented approximately 64% of its loan portfolio.
          We believe that BankAtlantic’s commercial residential loan portfolio has exposure to further declines in the Florida real estate market. As of December 31, 2010: (i) the “builder land bank loan” category held by BankAtlantic consisted of 4 loans aggregating $10.6 million, all of which were on non-accrual; (ii) the “land acquisition and development loan” category held by BankAtlantic consisted of 24 loans aggregating $118.8 million, of which thirteen loans totaling $61.9 million were on non-accrual; (iii) the “land acquisition, development and construction loan” category held by BankAtlantic consisted of 3 loans aggregating $3.5 million, none of which were on non-accrual.
          In addition to the loans described above, during 2008, the Parent Company formed an asset workout subsidiary which acquired non-performing commercial residential real estate loans from BankAtlantic. The balance of these non-performing loans as of December 31, 2010 was $14.5 million, including $3.7 million, $3.6 million and $1.6 million of “builder land bank loans”, “land acquisition and development loans”, and “land acquisition, development and construction loans”, respectively.

          Market conditions have resulted in, and may in the future result in, our commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in residential construction loan delinquencies and non-accrual balances. Additionally, if the current depressed economic environment continues or deteriorates further, collateral values may decline further which likely would result in increased credit losses in these loans.
          Included in the commercial and construction and development real estate loan portfolio are approximately $781.6 million of commercial non-residential and commercial land loans. A borrower’s ability to repay commercial land loans is dependent on the success of the real estate project. A borrower’s ability to repay commercial non-residential loans is dependent upon maintaining tenants through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space are expected to continue to rise in 2011 which could result in falling rents. The combination of these factors could result in further deterioration in real estate market conditions and BankAtlantic may recognize higher credit losses on these loans, which would adversely affect our results of operations and financial condition.
          BankAtlantic’s commercial real estate loan portfolio includes 10 large lending relationships totaling $266 million, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $20 million. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
The Parent Company has deferred interest on its outstanding junior subordinated debentures and anticipates that it will continue to defer this interest for the foreseeable future, which could adversely affect its financial condition and liquidity.
          The Parent Company began deferring interest on all of its $294 million of junior subordinated debentures as of March 2009 which resulted in the deferral and accrual of $28.2 million of regularly scheduled quarterly interest payments that would otherwise have been paid during the years ended December 31, 2010 and 2009. The terms of the junior subordinated debentures allow the Parent Company to defer interest payments for up to 20 consecutive quarterly periods, and the Parent Company anticipates that it will continue to defer such interest for the foreseeable future. During the deferral period, interest continues to accrue on the junior subordinated debentures, as well as on the deferred interest, at the relevant stated coupon rate, and at the end of the deferral period, the Parent Company will be required to pay all interest accrued during the deferral period. In the event that the Parent Company elects to defer interest on its junior subordinated debentures for the full 20 consecutive quarterly periods permitted under the terms of the junior subordinated debentures, the Parent Company would owe approximately $74 million of accrued interest as of December 31, 2013 (based on average interest rates applicable at December 31, 2010, which were at historically low interest rate levels). As most of the outstanding junior subordinated debentures bear interest at rates that are indexed to LIBOR, if LIBOR rates increase, the interest that would accrue during the deferral period would be significantly higher and likewise increase the amount the Parent Company would owe at the conclusion of the deferral period.
BankAtlantic obtained a significant portion of its non-interest income through service charges on core deposit accounts, and recent legislation designed to limit service charges could reduce our fee income.
          BankAtlantic’s deposit account growth has generated a substantial amount of service charge income. The largest component of this service charge income historically has been overdraft fees. Changes in banking regulations, in particular the Federal Reserve’s new rules prohibiting banks from automatically enrolling customers in overdraft protection programs, which became effective July 1, 2010, had a significant adverse impact on our service charge income during the year ended December 31, 2010 and this impact is expected to continue in 2011. Additionally, the Dodd-Frank Act has established a consumer protection agency which may further limit the assessment of overdraft fees. Changes in customer behavior, modification of our service charge practices as well as increased competition from other financial institutions could also result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. Further, the downturn in the Florida economy could result in the inability to collect overdraft fees. The reduction in deposit account fee income during 2010 had an adverse impact on our earnings and further reductions during 2011 would likewise impact our earnings.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.
          On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, which imposes significant regulatory and compliance changes. Currently, we believe the key effects of the Dodd-Frank Act on our business are:
•	changes to the thrift supervisory structure, including the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions to the OCC;

•	changes to regulatory capital requirements at the holding company level;

•	creation of new government regulatory agencies;

•	limitations on federal preemption;

•	limitations on debit card interchange fees;

•	changes in insured depository institution regulations; and

•	mortgage loan origination and risk retention.
          Many provisions of the Dodd-Frank Act remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. As a result, it is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because the implementation of many concepts is left to regulatory agencies. For example, the Consumer Financial Protection Bureau (CFPB) is given the power to adopt new regulations to protect consumers and is given control over existing consumer protection regulations adopted by federal banking regulators.
          The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. See “Regulation of Federal Savings Associations-BankAtlantic-The Dodd-Frank Act” for a more detailed description of the Dodd-Frank Act.
Deposit insurance premium assessments may increase substantially, which would adversely affect expenses.
          BankAtlantic’s FDIC deposit insurance expense for the year ended December 31, 2010 was $10.1 million. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and raised deposit premiums for insured depository institutions. In addition, BankAtlantic’s annual insurance rates are expected to increase in 2011 based on the results of its latest regulatory risk profile. BankAtlantic’s prepaid insurance assessment was $22.0 million at December 31, 2010. If the economy worsens and the number of bank failures significantly increase, or if the FDIC otherwise determines that increased premiums are necessary, BankAtlantic may be required to pay additional FDIC specific assessments or incur increased annual insurance rates which would increase our expenses and adversely impact our results.
The Parent Company and BankAtlantic are each subject to significant regulation and the Company’s activities and the activities of the Company’s subsidiaries, including BankAtlantic, are subject to regulatory requirements that could have a material adverse effect on the Company’s business.
          The Parent Company is a “grandfathered” unitary savings and loan holding company and has broad authority to engage in various types of business activities. The OTS, among other things, can prevent us from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness or stability of BankAtlantic.
          Unlike bank holding companies, as a unitary savings and loan holding company, we have not historically been subject to capital requirements. However, capital requirements may be imposed on savings and loan holding companies in the future. The Dodd-Frank Act may, among other things, eliminate the status of a “savings and loan holding company” and require us to register as a bank holding company, which would subject us to regulatory capital requirements. Further, the regulatory bodies having authority over us may adopt regulations in the future that would affect our operations, including our ability to engage in certain transactions or activities.

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
          Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in BankAtlantic’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect BankAtlantic’s ability to estimate the losses which may be incurred in its loan portfolio. If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, or if BankAtlantic perceives adverse trends that require it to significantly increase its allowance for loan losses in the future, our earnings could be significantly and adversely affected.
          At December 31, 2010, BankAtlantic’s allowance for loan losses was $161.3 million which represented approximately 5.08% of total loans and 43.5% of non-performing loans.
BankAtlantic’s interest-only residential loans expose it to greater credit risks.
          As of December 31, 2010, approximately $550.2 million of BankAtlantic’s purchased residential loan portfolio consisted of interest-only loans, representing approximately 45% of the total purchased residential loan portfolio. While these loans are not considered sub-prime or negative amortizing loans, these loans have reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. During the year ended December 31, 2011, approximately $52.1 million of the loans in this portfolio will begin principal amortization. Monthly loan payments also increase if interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages which also increases our exposure to loss.
Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
          At December 31, 2010 and 2009, the Company’s non-performing loans totaled $385.5 million and $331.0 million, or 12.0% and 9.0% of our loan portfolio, respectively. At December 31, 2010 and 2009, the Company’s non-performing assets (which include non-performing loans and foreclosed real estate) were $463.6 million and $379.7 million, or 10.3% and 7.9% of our total assets, respectively. In addition, the Company had approximately $38.2 million and $72.9 million in accruing loans that were 30-89 days delinquent at December 31, 2010 and 2009, respectively. Our non-performing assets adversely affect our net income in various ways. Until economic and real estate market conditions improve, particularly in Florida but also nationally, we expect to continue to incur additional losses relating to an increase in non-performing loans and non-performing assets. We generally do not record interest income on non-performing loans or real estate owned. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us, which often results in an additional loss. These loans and real estate owned also increase our risk profile, and increases in the level of non-performing loans and non-performing assets impact our regulators’ view of appropriate capital levels, which was the major contributing factor to the imposition by the OTS of the Orders. Our regulators will likely require us to maintain enhanced capital levels until, at a minimum, our levels of non-performing loans and assets are substantially reduced. While we seek to manage our nonperforming assets, decreases in the value of these assets or deterioration in our borrowers’ financial condition, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of management time.
BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where BankAtlantic operates its branch network.
          The decline in residential real estate prices and higher unemployment throughout Florida has, over the past three years, resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in BankAtlantic’s home equity loan portfolio and it does not currently appear that these conditions will improve significantly in the near term. Approximately 74% of the loans in BankAtlantic’s home equity portfolio are residential second mortgages that exhibit higher loss severity than residential first mortgages. If current economic conditions do not improve and home prices continue to fall, BankAtlantic may continue to experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that BankAtlantic will be successful in recovering all or any portion of its loan proceeds in the event of a default unless BankAtlantic is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.
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
          Changes in interest rates can have differing effects on BankAtlantic’s net interest income. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, BankAtlantic may not be successful in doing so.
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
          BankAtlantic uses a computer model using standard industry software to assist it in its efforts to quantify BankAtlantic’s interest rate risk. The model measures the potential impact of gradual and abrupt changes in interest rates on BankAtlantic’s net interest income. While management would attempt to respond to the projected impact on net interest income, management’s efforts may not be successful.
BankAtlantic is subject to liquidity risk as its loans are funded by its deposits.
          Like all financial institutions, BankAtlantic’s assets are primarily funded through its customer deposits and changes in interest rates, availability of alternative investment opportunities, a loss of confidence in financial institutions in general or BankAtlantic in particular, and other factors may make deposit gathering more difficult. If BankAtlantic experiences decreases in deposit levels, it may need to increase its borrowings, which may not be available in sufficient amounts, or liquidate a portion of its assets, which may not be readily saleable. Additionally, interest rate changes or further disruptions in the capital markets may make the terms of borrowings and deposits less favorable. For a further discussion on liquidity, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”
BankAtlantic has significantly reduced operating expenses over the past three years and BankAtlantic may not be able to continue to reduce expenses without adversely impacting its operations.
          BankAtlantic’s operating expenses have declined from $330.6 million for the year ended December 31, 2008 to $236.3 million for the year ended December 31, 2010. BankAtlantic reorganized its operations during this period and significantly reduced operating expenses while focusing on its core businesses and seeking to maintain quality customer service. While management is focused on reducing overall expenses, BankAtlantic may not be successful in efforts to further reduce expenses or to maintain its current expense structure. BankAtlantic’s inability to reduce or maintain its current expense structure may have an adverse impact on our results.
Prior to 2009, the Parent Company relied on dividends from BankAtlantic to service its debt and pay dividends, but no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future.
          BankAtlantic has not paid a dividend to the Parent Company since September 2008 and the Bank Order prohibits BankAtlantic from paying dividends to the Parent Company without the prior written non-objection of the OTS. As such, BankAtlantic does not intend to pay dividends to the Parent Company for the foreseeable future. For a further discussion refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”
The cost and outcome of pending legal proceedings may impact our results of operations.
          BankAtlantic Bancorp, BankAtlantic and their subsidiaries are currently parties in ongoing litigation, legal and regulatory proceedings which have resulted in a significant increase in non-interest expense relating to legal and other professional fees. Pending proceedings include class action securities litigation, an SEC investigation, the Orders and an overdraft fee investigation, as well as litigation arising out of our banking operations including workouts and foreclosures, potential class actions by customers relating to service and overdraft fees assessed to their accounts, and legal proceedings associated with our tax certificate business and relationships with third party tax certificate ventures. While, based on current information, we believe that we have meritorious defenses in these proceedings, we anticipate continued elevated legal and related costs as parties to the actions and the ultimate outcomes of the matters are uncertain. Additionally, our insurance carrier for claims under our director and officer liability insurance denied insurance coverage for the class action securities litigation on the grounds that the jury found intentional wrongful acts by certain senior executive officers of the Company. While the Company disputes the validity of the denial of coverage, the Company does not expect to receive additional reimbursements for litigation costs associated with class action securities litigation unless it is successful in contesting the denial of insurance coverage. The insurer and the Company have agreed to a tolling agreement where neither party will take legal action related to the insurance coverage dispute through September 1, 2011 or a later date if extended. As such, if the Company is not successful in the appeals process, a potential securities litigation unfavorable judgment could have a material adverse impact on the Company’s financial statements.

Further reductions in BankAtlantic’s assets may adversely affect our earnings and/or operations.
          BankAtlantic has reduced its assets and repaid borrowings in order to improve its liquidity and regulatory capital ratios. The reduction of earning asset balances has reduced our net interest income. Our net interest income was $163.3 million for the year ended December 31, 2009 and $151.3 million for the year ended December 31, 2010. The reduction in net interest income from earning asset reductions has previously been offset by lower operating expenses in prior periods. Our ability to further reduce expenses without adversely affecting our operations may be limited and as a result, further reductions in our earning asset balances in future periods may adversely affect earnings and/or operations.
Adverse market conditions have affected and may continue to affect the financial services industry as well as our business and results of operations.
          Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments at all financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions including BankAtlantic. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition and results of operations. Further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on BankAtlantic and others in the financial services industry. In particular, we may face the following risks in connection with these events:
•	BankAtlantic’s borrowers may be unable to make timely repayments of their loans, or the value of real estate collateral securing the payment of such loans may continue to decrease which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which would increase levels of non-performing loans resulting in significant credit losses, and increased expenses and could have a material adverse effect on our operating results.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions or government entities.

•	Increased regulation of the industry may increase costs, decrease fee income and limit BankAtlantic’s activities and operations.

•	Increased competition among financial services companies based on the recent consolidation of competing financial institutions and the conversion of investment banks into bank holding companies may adversely affect BankAtlantic’s ability to competitively market its products and services.

•	BankAtlantic may be required to pay higher FDIC deposit premiums and assessments.

•	Continued asset valuation declines could adversely impact our credit losses and result in additional impairments of goodwill and other assets.
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
          BankAtlantic reviews the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party; however, such limits may not have the effect of adequately limiting credit exposure. In addition, when deciding whether to extend credit or enter into other transactions with customers and counterparties, we often rely on information furnished to us by such customers and counterparties, including financial statements and other financial information, and representations of the customers and counterparties that relates to the accuracy and completeness of the information. While we take all actions we deem necessary to ensure the accuracy of the information provided to us, all the information provided to us may not be accurate or we may not successfully identify all information needed to fully assess the risk which may expose us to increased credit risk and counterparty risk.
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
          BankAtlantic’s business, the location of its stores, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans (and the loans held by our asset workout subsidiary) and its consumer home equity loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks as increasing unemployment, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a greater negative impact on our revenues, financial condition and business than on similar institutions in markets outside of Florida. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans and the value of any collateral held by us, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.
Risks Related to Our Common Stock
The Company is controlled by BFC Financial Corporation and its controlling shareholders and this control position may adversely affect the market price of the Company’s Class A Common Stock.
          As of December 31, 2010, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B Common Stock and 27,333,428 shares, or approximately 43%, of the Company’s issued and outstanding Class A Common Stock. BFC’s holdings represent approximately 71% of the Company’s total voting power. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own shares of BFC’s Class A and Class B Common Stock representing approximately 71.6% of BFC’s total voting power. The Company’s Class A Common Stock and Class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control the Company, elect the Company’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of the Company’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of the Company’s Class A Common Stock.
BFC can reduce its economic interest in us and still maintain voting control.
          Our Class A Common Stock and Class B Common Stock generally vote together as a single class, with our Class A Common Stock possessing a fixed 53% of the aggregate voting power of all of our common stock and our Class B Common Stock possessing a fixed 47% of such aggregate voting power. Our Class B Common Stock currently represents approximately 2% of our common equity and 47% of our total voting power. As a result, the voting power of our Class B Common Stock does not bear a direct relationship to the economic interest represented by the shares. Any issuance of shares of our Class A Common Stock will further dilute the relative economic interest of our Class B Common Stock, but will not decrease the voting power represented by our Class B Common Stock. Further, our Restated Articles of Incorporation provide that these relative voting percentages will remain fixed until such time as

BFC and its affiliates own less than 487,613 shares of our Class B Common Stock, which is approximately 50% of the number of shares of our Class B Common Stock that BFC now owns, even if additional shares of our Class A Common Stock are issued. Therefore, BFC may sell up to approximately 50% of its shares of our Class B Common Stock (after converting those shares to Class A Common Stock), and significantly reduce its economic interest in us, while still maintaining its voting power. If BFC were to take this action, it would widen the disparity between the equity interest represented by our Class B Common Stock and its voting power. Any conversion of shares of our Class B Common Stock into shares of our Class A Common Stock would further dilute the voting interests of the holders of our Class A Common Stock.
Provisions in our charter documents may make it difficult for a third party to acquire us and could depress the price of our Class A Common Stock.
          Our Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our Class A Common Stock. These provisions include:
•	the provisions in our Restated Articles of Incorporation regarding the voting rights of our Class B Common Stock;

•	the authority of our board of directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without additional shareholder approval;

•	the division of our board of directors into three classes of directors with three-year staggered terms; and

•	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.
A sustained decline in the Company’s Class A Common Stock price may result in the delisting of its Class A Common Stock from the New York Stock Exchange.
          The Company’s Class A Common Stock currently trades on the New York Stock Exchange. Like many other companies involved in the financial services industry over the last several years, the trading price of the Company’s Class A Common Stock has experienced a substantial decline. A listed company would be deemed to be below compliance with the continued listing standards of the New York Stock Exchange if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or the listed company’s average market capitalization was less than $15 million over a consecutive 30 trading day period. As of February 28, 2011, the average market price of the Company’s Class A Common Stock over the prior 30 trading day period was approximately $1.06, and the Company’s average market capitalization over that period was approximately $65 million. However, the market price of the Company’s Class A Common Stock is subject to significant volatility and it may decrease in the future so as to cause the Company not to comply with the New York Stock Exchange’s requirement for continued listing.
          If the Company does not meet the requirements for continued listing, then the Company’s Class A Common Stock will be delisted from the New York Stock Exchange. In such case, the Company would attempt to cause its Class A Common Stock to be eligible for quotation on the OTC Bulletin Board. However, in such event, the trading price of the Company’s Class A Common Stock would likely be adversely impacted, it may become more difficult for the holders of the Company’s Class A Common Stock to sell or purchase shares of the Company’s Class A Common Stock, and it may become more difficult for the Company to raise capital, which could materially and adversely impact our business, prospects, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
          The principal executive offices of BFC, Woodbridge, BankAtlantic Bancorp and BankAtlantic are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309. The property is owned by BankAtlantic. BFC and BFC Shared Service Corporation (“BFC Shared Service”) lease office space within the building from BankAtlantic, and Woodbridge sub-leases certain office space from BFC.
          We own an office building located at 2200 West Cypress Creek Road, Fort Lauderdale, Florida 33309. We continue to seek to sell the building or lease the vacant space available at this office building to third parties, including to affiliates.
          Bluegreen’s principal executive office is located in Boca Raton, Florida in approximately 158,838 square feet of leased space. At December 31, 2010, Bluegreen also maintained sales offices at 20 of its resorts, as well as regional administrative offices in Orlando, Florida and Indianapolis, Indiana for its Resorts division. In addition, Bluegreen maintains five regional sales/administrative offices for its Communities division.
          The following table sets forth, with respect to BankAtlantic, owned and leased branches by region at December 31, 2010:

	Miami -		Palm
	Dade	Broward	Beach	Tampa
Owned full-service branches	9	13	25	7
Leased full-service branches	10	11	5	5
Ground leased full-service branches (1)	3	3	1	7

Total full-service branches	22	27	31	19

Lease expiration dates	2011-2020	2011-2015	2011-2016	2011-2023

Ground lease expiration dates	2026-2027	2017-2072	2026	2026-2032

(1)	Branches in which BankAtlantic owns the building and leases the land.
          The following table sets forth BankAtlantic’s leased drive-through facilities and leased back-office facilities by region at December 31, 2010:

	Miami -		Palm		Orlando /
	Dade	Broward	Beach	Tampa	Jacksonville
Leased drive-through facilities	1	2	—	—	—

Leased drive through expiration dates	2015	2011-2014	—	—	—

Leased back-office facilities	1	—	—	2	1

Leased back-office expiration dates	2018	—	—	2012-2014	2013

          In January 2011, BankAtlantic entered into an agreement with PNC Bank to sell its 19 branches and two related facilities in Tampa. The transaction is anticipated to close in June 2011, and is subject to regulatory approvals and other customary terms and conditions. The 19 affected branches will operate normally through completion of the transaction.
          In prior years, BankAtlantic had acquired land and executed operating leases for store expansion. As of December 31, 2010, BankAtlantic is seeking to sublease the leased properties, and sell the parcels of land which were not used for branch expansion. The following table sets forth the executed leases and land purchased for store expansion as of December 31, 2010:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Executed leases held for sublease	—	2	1	4	2

Executed lease expiration dates	—	2013-2030	2028	2028-2048	2028-2029

Land held for sale	—	—	1	1	4

ITEM 3. LEGAL PROCEEDINGS
BFC and its Wholly Owned Subsidiaries
Woodbridge Holdings, LLC v. Prescott Group Aggressive Small Cap Master Fund, G.P., Cede & Co., William J. Maeck, Ravenswood Investments III, L.P., and The Ravenswood Investment Company, Circuit Court, 17th Judicial Circuit, Broward County, Florida
          Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve our merger with Woodbridge and who properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share or (ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. One Dissenting Holder, which held approximately 400,000 shares of Woodbridge’s Class A Common Stock, has withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. The appraisal rights litigation thereafter commenced and is currently ongoing. The outcome of the litigation is uncertain and there is no assurance as to the amount of cash that will be required to be paid to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
National Bank of South Carolina v. Core Communities of South Carolina, LLC, et al., South Carolina Court of Common Pleas, Fourteenth Judicial Circuit
On January 13, 2010, National Bank of South Carolina filed a complaint in the South Carolina Court of Common Pleas, Fourteenth Judicial Circuit, to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral under a note and mortgage executed and delivered by Core South Carolina, LLC, a wholly owned subsidiary of Core, in favor of the lender. Core was secondarily liable as a guarantor for the loan, and Synovus Bank (successor by merger to National Bank of South Carolina) commenced an action to enforce Core’s guarantee. With Core’s concurrence, the property which served as collateral for the loan was placed under the control of a court-appointed receiver. During December 2010, Core and Core South Carolina, on the one hand, and Synovus Bank, on the other hand, executed agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, which resolved the pending litigation and foreclosure disputes between them. Pursuant to the agreements, (i) Core South Carolina transferred to Synovus Bank all of Core South Carolina’s right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property which had a book value as of September 30, 2010 of approximately $1.0 million, and (ii) Synovus Bank released Core and Core South Carolina from any claims arising from or relating to the loan.
Investors Warranty of America, Inc. v. Core Communities of South Carolina, LLC and Core Communities, LLC, et. al., Circuit Court, Jasper County, South Carolina, and Investors Warranty of America, Inc. v. Core Communities, LLC and Horizons Acquisition 5, LLC, Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida
On April 7, 2010, Investors Warranty of America filed a complaint with the Circuit Court of Jasper County, South Carolina to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral for a loan to Core and its subsidiary with a balance of approximately $27.2 million at March 31, 2010. On April 8, 2010, Investors Warranty of America filed a complaint with the Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida to commence foreclosure proceedings related to property at Tradition, Florida which served as collateral for a loan to Core and its subsidiary with a balance of approximately $86.5 million at March 31,

2010. Investors Warranty of America subsequently assigned and conveyed its interests in both the Florida and South Carolina loan facilities to PSL Acquisitions, LLC (“PSLA”).On November 8, 2010, Core and its applicable subsidiaries, on the one hand, and PSLA, on the other hand, executed an agreement to resolve the disputes between them. Pursuant to the agreement, Core and its subsidiaries (i) pledged additional collateral to PSLA consisting of membership interests in certain subsidiaries of Core, (ii) granted security interests in the acreage owned by the subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land, (iii) agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and (iv) agreed to an entry into consensual judgments of foreclosure in both foreclosure actions. PSLA agreed not to enforce a deficiency judgment against Core and, in February 2011, has released Core, BFC and each of their affiliates from any claims arising from or relating to the loans.
AmTrust Bank v. Woodbridge Holdings, LLC and Carolina Oak Homes, LLC, United States District Court for the Southern District of Florida
          During November 2009, AmTrust Bank filed a two count complaint against Woodbridge and Carolina Oak, alleging default under a promissory note and breach of a guaranty related to an approximately $37.2 million loan that is collateralized by property owned by Carolina Oak. During December 2009, the OTS closed AmTrust and appointed the FDIC as receiver. On March 3, 2010, the FDIC filed a motion to substitute as the real party in interest and filed a notice of removal. The FDIC subsequently sold the loan to an investor group. While there may have been an issue with respect to compliance with certain covenants in the loan documents, we do not believe that an event of default occurred. Through participation in a court-ordered mediation of this matter, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for (i) Woodbridge to pay $2.5 million to the investor group, (ii) Carolina Oak to convey to the investor group the real property securing the loan via a stipulated foreclosure or deed in lieu, (iii) the investor group to release Woodbridge and Carolina Oak from their obligations relating to the debt or, alternatively, to agree not to pursue certain remedies, including a deficiency judgment, that would otherwise be available to them, in each case subject to certain conditions, and (iv) the litigation to be dismissed. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.
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
Westchester Fire Insurance Company vs. City of Brooksville, United States District Court, Middle District of Florida, Tampa Division, Case No. 8:09 CV 00062-T23 TBM
          This litigation arose from a dispute regarding liability under two performance bonds for infrastructure issued in connection with a plat issued by the City of Brooksville for a single family housing project that was not commenced. The project had been abandoned by Levitt and Sons prior to its bankruptcy filing as non-viable as a consequence of the economic downturn and, in connection with the Levitt and Sons bankruptcy, the mortgagee, Key Bank, was permitted by agreement to initiate and conclude a foreclosure leading to the acquisition of the property by Key Bank’s subsidiary. The City of Brooksville contended that, notwithstanding that the development had not proceeded and was not likely to proceed at any known time in the future, it was entitled to recover the face amount of the bonds in the approximate amount of $5.4 million. Woodbridge filed a suit for declaratory judgment (in the name of its surety, Westchester) against the City of Brooksville contending that the obligation under the bonds had terminated. In August 2010, Woodbridge was granted a motion for summary judgment. Subsequent to the motion being granted, the municipality appealed the decision.

Bluegreen Corporation
In 2005, the State of Tennessee Audit Division (the “Division”) audited certain subsidiaries within Bluegreen Resorts for the period from December 1, 2001 through December 31, 2004. On September 23, 2006, the Division issued a notice of assessment for approximately $0.7 million of accommodations tax based on the use of Bluegreen Vacation Club accommodations by Bluegreen Vacation Club members who became members through the purchase of non-Tennessee property. Bluegreen believes the attempt to impose such a tax is contrary to Tennessee law and have vigorously opposed, and intend to continue to vigorously oppose, such assessment by the Division. An informal conference was held in December 2007 to discuss this matter with representatives of the Division. No formal resolution of the issue was reached during the conference and no further action has to date been initiated by the State of Tennessee. While the timeshare industry has been successful in challenging the imposition of sales taxes on the use of accommodations by timeshare owners, there is no assurance that we will be successful in contesting the current assessment.
In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc.,in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both Bluegreen and the seller brought cross-claims for breach of the underlying purchase and sale contract. The seller’s complaint, as amended, includes a fraud allegation, contends that Bluegreen failed to perform under the terms of the purchase and sale contract and claims entitlement to the full amount in escrow. Bluegreen maintains that its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore are entitled to a return of the full escrow deposit. A trial date of May 31, 2011 has been set for this matter. Bluegreen believes the seller’s allegations are without merit and intends to vigorously defend this claim.
The Office of the Attorney General for the State of Florida (the “AGSF”) has advised Bluegreen that it has accumulated a number of consumer complaints over the past six years against Bluegreen and/or its affiliates related to its timeshare sales and marketing, and has requested that Bluegreen respond on a collective basis as to how it had or would resolve the complaints. Bluegreen has determined that many of these complaints were previously addressed and/or resolved by Bluegreen. The AGSF has also requested that Bluegreen enter into a written agreement in which the parties establish a process and timeframe for determining consumer eligibility for relief (including where applicable monetary restitution, if any). Bluegreen does not believe this matter will have a material effect on Bluegreen’s results of operations, financial condition or its sales and marketing activities in Florida.
Bluegreen Southwest One, L.P. (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into Cause No. 28769, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010 the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. No information is available as to when the Texas Supreme Court will render a decision on the appeal.

On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., in the 284th Judicial District of Montgomery County, Texas, the plaintiffs brought suit alleging fraud,, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision, developed in Montgomery County, Texas, specifically, the usability of the lakes within the community for fishing and sporting and the general level of quality at the community. The lawsuit sought material damages and the payment of costs to remediate the lake. On September 10, 2010, a tentative settlement of this matter was reached, pursuant to which Bluegreen agreed to pay $0.3 million to provide for improvements to the fish habitat and general usability of the lake environment. The settlement agreement has since been fully executed and as of December 31, 2010 Bluegreen has paid $0.2 million of the agreed upon settlement payment. Bluegreen has accrued the remaining $0.1 million due. Improvements to the lake are ongoing and Bluegreen will disburse the remaining funds as they are needed to complete the improvements.
On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiffs subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons claimed to have been harmed by the alleged activities in a similar manner. Bluegreen has filed a response with the Court in opposition to class certification. No decision has yet been made by the Court as to whether they will certify a class. Bluegreen denies the allegations and intend to vigorously defend the lawsuit.
On June 3, 2010, in Cause No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen’s Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs alleged that approximately $0.2 million in unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association allege incomplete performance under the contract by the plaintiffs and that the cable system installed was inferior and did not comply with the requirements of the contract. The case went to mediation on September 20, 2010, but no resolution was reached. A trial date has been set for May 5, 2011 in this matter. Bluegreen intends to vigorously defend the lawsuit.
Other Matters
In addition to the matters disclosed above, from time to time in the ordinary course of business we receive individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise.
Additionally, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate. From time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties.
BankAtlantic Bancorp
In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
          On October 29, 2007, Joseph C. Hubbard filed a class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and four of its current or former officers. The Defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, John E. Abdo and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9,

2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint sought to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act.
          On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 and retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Plaintiffs prior to the beginning of the trial abandoned any claim for any prior period. BankAtlantic Bancorp has filed motions to set aside the verdict, which are fully briefed, and the judge has indicated that if those are denied she will certify issues to the United States Court of Appeals to the Eleventh Circuit before any judgment is entered or claims are satisfied.
          BankAtlantic Bancorp intends to vigorously prosecute post-trial motions and an appeal and then subsequently assert all meritorious available defenses in any claims process.
D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida
          On July 2, 2008, D.W. Hugo filed a purported class action which was brought as a derivative action on behalf of BankAtlantic Bancorp pursuant to Florida laws in the United States District Court, Southern District of Florida against BankAtlantic Bancorp and the above listed officers and directors. The Complaint alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of BankAtlantic Bancorp. This shareholder derivative action is based on the same factual allegations made in BankAtlantic Bancorp, Inc. Securities Litigation and has been stayed pending final resolution of that case. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend this action.
Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. v. Alan B. Levan, et al., Case No. 0846795 07
          On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07. The Feldman case is a derivative case with allegations virtually identical to those made in the Hugo case. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.
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
          On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and the above-listed officers, directors, employees, and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, BankAtlantic Bancorp and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in BankAtlantic Bancorp’s Class A common stock in light of the facts alleged in BankAtlantic Bancorp, Inc. securities lawsuit. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. On February 18, 2009, the Plaintiff filed a Second Amended Complaint, which, for the first time, identified by name the following additional Defendants that Plaintiff had previously attempted to identify by position: Anne B. Chervony, Lewis F. Sarrica, Susan D. McGregor, Jeff Callan, Patricia Lefebvre, Jeffrey Mindling, Tim Watson, Gino Martone, Jose Valle, Juan Carlos Ortigosa, Gerry Lachnicht, Victoria Bloomenfeld, Rita McManus, and Kathleen Youlden.
          On July 14, 2009, the Court granted in part Defendants’ motion to dismiss the Second Amended Complaint, dismissing the following individual Defendants from Count II: Lewis Sarrica, Susan McGregor, Patricia Lefebvre, Jeffrey Mindling and Gerry Lachnicht. On July 28, 2009, the Court denied Plaintiff’s motion for class certification. On January 13, 2010, the Court ruled that the Plaintiff’s status as a Plan representative threatens the interests of the Plan, and in turn other Plan participants, and threatens the integrity of the judicial process. The court denied the Plaintiff’s request to proceed as a Plan representative and accordingly, the case was limited to the Plaintiff’s individual claim. On June 2, 2010, the parties entered a stipulation of dismissal with prejudice with respect to the Plaintiff’s individual claim and on that same date, the court entered an order of dismissal with respect to those claims.
Jordan Arizmendi, et al., individually and on behalf of all others similarly situated, v. BankAtlantic, Case No. 09-059341 (19), Circuit Court of the 17th Judicial Circuit for Broward County, Florida.
          On November 8, 2010, two pending class action cases against BankAtlantic — Farrington v. BankAtlantic, and Rothman v. BankAtlantic — were consolidated, and a Consolidated Amended Class Action Complaint (“Complaint”) was filed. New purported named plaintiffs were added, and the case is now styled as Jordan Arizmendi, et al., individually and on behalf of all others similarly situated, v. BankAtlantic. The Complaint, which asserts claims for breach of contract and breach of the duty of good faith and fair dealing, alleges that the Bank improperly re-sequenced debit card transactions, improperly assessed overdraft fees on positive balances, and improperly imposed sustained overdraft fees on customers one day sooner than provided for under the applicable account agreement.
SEC Investigation
          In October 2008, BankAtlantic Bancorp received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and at that time and subsequently, have received subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic Bancorp’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, any purchases or sales of BankAtlantic Bancorp’s common stock by officers or directors of BankAtlantic Bancorp and communications with the OTS related to the Orders. Various current and former employees have also received subpoenas for documents and testimony. BankAtlantic Bancorp is fully cooperating with the SEC.
Office of Thrift Supervision Investigation
          On January 6, 2011, the Office of Thrift Supervision advised BankAtlantic that it had determined, subject to receipt of additional information from BankAtlantic, that BankAtlantic engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. The OTS provided BankAtlantic the opportunity to respond with any additional or clarifying information, and BankAtlantic submitted a written response to the OTS on February 7, 2011 addressing the OTS’s position.
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
ITEM 4. REMOVED AND RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock and Class B Common Stock have substantially identical terms, except as follows:

•	Holders of our Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock have the remaining 78% of the total voting power. If the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. If the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. If the number of shares of Class B Common Stock outstanding decreases to 500,000, the fixed voting percentages will be eliminated, and holders of our Class A Common Stock and holders of our Class B Common Stock will each be entitled to one vote per share.

•	Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.
          In addition to any other approval required by Florida law, the foregoing voting structure may not be amended without the approval of holders of a majority of the outstanding shares of our Class B Common Stock, voting as a separate class.
Market Information
          Our Class A Common Stock is quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the ticker symbol “BFCF.PK.” Our Class B Common Stock is quoted on the OTC Bulletin Board under the ticker symbol “BFCFB.OB.”
          The following table sets forth, for the indicated periods, (i) the high and low trading prices for our Class A Common Stock as quoted on the Pink Sheets and (ii) the high and low trading prices for our Class B Common Stock as reported by the National Association of Securities Dealers Automated Quotation System. The over-the-counter stock prices do not include retail mark-ups, mark-downs or commissions.

	Class A Common Stock		Class B Common Stock
	High	Low	High	Low
2009
First Quarter	$0.32	$0.06	$0.25	$0.25
Second Quarter	$0.51	$0.16	$0.51	$0.25
Third Quarter	$0.70	$0.26	$0.40	$0.30
Fourth Quarter	$0.74	$0.31	$1.24	$0.31

2010
First Quarter	$0.55	$0.26	$0.65	$0.60
Second Quarter	$0.99	$0.39	$1.25	$0.85
Third Quarter	$0.44	$0.30	$0.85	$0.85
Fourth Quarter	$0.38	$0.20	$0.85	$0.35
Holders
          On March 25, 2011, there were approximately 672 record holders of our Class A Common Stock and approximately 441 record holders of our Class B Common Stock.

Dividends
          We have never paid cash dividends on our common stock. In addition, we recently committed that we will not, without the prior written non-objection of the OTS, declare or pay any dividends or other capital distributions on our common stock.
          See also “Management’s Discussion and Analysis of Financial Condition and Operating Results” and Note 2 of the consolidated financial statements for a discussion regarding restrictions on the ability of BankAtlantic Bancorp, BankAtlantic and Bluegreen to pay dividends to holders of their common stock.
Issuer Purchases of Equity Securities
          On September 21, 2009, BFC’s Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. This program replaces the $10 million repurchase program that BFC’s Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. In 2008, BFC repurchased 100,000 shares of Class A Common Stock at an aggregate cost of $54,000 under the prior program. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased for the year ended December 31, 2010 or 2009.

ITEM 6. SELECTED FINANCIAL DATA
          The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2006 through 2010. Certain selected financial data presented below is derived from our consolidated financial statements. This table is a summary and should be read in conjunction with the consolidated financial statements and related notes thereto which are included elsewhere in this report.
(Dollars in thousands, except for per share data)

	For the Years Ended December 31,
Statement of Operations Data:	2010	2009	2008	2007	2006
		As Revised (e)
Revenues
Real Estate and Other	$398,480	54,279	16,870	415,881	573,574
Financial Services	284,196	354,087	449,571	520,793	507,746

	682,676	408,366	466,441	936,674	1,081,320

Costs and Expenses
Real Estate and Other	451,779	207,295	76,470	711,073	617,211
Financial Services	426,856	573,467	634,970	579,458	474,311

	878,635	780,762	711,440	1,290,531	1,091,522

Gain on bargain purchase of Bluegreen	—	182,849	—	—	—
(Loss) gain on settlement of investment in Woodbridge’s subsidiary	(977)	29,679	—	—	—
Gain on extinguishment of debt	13,049	—	—	—	—
Equity in (loss) earnings from unconsolidated affiliates	(851)	33,381	15,064	12,724	10,935
Impairment of unconsolidated affiliates	—	(31,181)	(96,579)	—	—
Impairment on investment	—	(2,396)	(15,548)	—	—
Other income	2,691	9,763	9,826	17,183	11,479

(Loss) income from continuing operations before income taxes	(182,047)	(150,301)	(332,236)	(323,950)	12,212
Less: (Benefit) provision for income taxes	105	(68,900)	15,763	(70,246)	(516)

(Loss) income from continuing operations	(182,152)	(81,401)	(347,999)	(253,704)	12,728
Discontinued operations	1,965	(11,931)	19,388	8,799	(10,554)
Extraordinary gain	—	—	9,145	2,403	—

Net (loss) income	(180,187)	(93,332)	(319,466)	(242,502)	2,174
Less: Net (loss) income attributable to noncontrolling interests	(76,339)	(120,611)	(260,567)	(212,043)	4,395

Net (loss) income attributable to BFC	(103,848)	27,279	(58,899)	(30,459)	(2,221)
Preferred Stock dividends	(750)	(750)	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(104,598)	26,529	(59,649)	(31,209)	(2,971)

Common Share Data (a), (b) (c) Basic (Loss) Earnings Per Common Share
(Loss) earnings per share from continuing operations	$(1.42)	0.71	(1.63)	(0.90)	(0.04)
Earnings (loss) per share from discontinued operations	0.03	(0.24)	0.11	0.03	(0.05)
Earnings per share from extraordinary gain	—	—	0.20	0.06	—

Net (loss) income per common share	$(1.39)	0.47	(1.32)	(0.81)	(0.09)

Diluted (Loss) Earnings Per Common Share
(Loss) earnings per share from continuing operations	$(1.42)	0.71	(1.63)	(0.90)	(0.04)
Earnings (loss) per share from discontinued operations	0.03	(0.24)	0.11	0.03	(0.05)
Earnings per share from extraordinary gain	—	—	0.20	0.06	—

Net (loss) income per common share	$(1.39)	0.47	(1.32)	(0.81)	(0.09)

Basic weighted average number of common shares outstanding	75,379	57,235	45,097	38,778	33,249

Diluted weighted average number of common and common equivalent shares outstanding	75,379	57,235	45,097	38,778	33,249

Item 6. Selected Financial Data — continued
(Dollars in thousands)

	December 31,
Balance Sheet (at period end)	2010	2009	2008	2007	2006
		As Revised (e)
Loans, loans held for sale and notes receivable, net	$3,614,455	3,963,086	4,317,645	4,528,538	4,603,505
Real estate inventory	$343,497	484,927	268,763	270,229	847,492
Securities	$556,842	467,520	979,417	1,191,173	1,081,980
Total assets	$5,813,066	6,042,101	6,395,582	7,114,433	7,605,766
Deposits	$3,891,190	3,948,818	3,919,796	3,953,405	3,867,036
Securities sold under agreements to repurchase and federal funds purchased	$22,764	27,271	279,726	159,905	128,411
Other borrowings (d)	$1,440,353	1,362,000	1,556,362	1,992,718	2,398,662
BFC shareholders’ equity	$142,872	245,083	112,867	184,037	177,585
Noncontrolling interests	$78,256	159,312	262,554	558,950	698,323
Total equity	$221,128	404,395	375,421	742,987	875,908

(a)	Since its inception, BFC has not paid any cash dividends on its common stock.

(b)	While the Company has two classes of common stock outstanding, the two-class method is not presented because the Company’s capital structure does not provide for different dividend rates or other preferences, other than voting rights, between the two classes.

(c)	Prior to the merger of I.R.E. Realty Advisory Group, Inc. (“I.R.E. RAG”) with and into the Company during November 2007, the 4,764,285 shares of the Company’s Class A Common Stock and 500,000 shares of the Company’s Class B Common Stock that were owned by I.R.E. RAG were considered outstanding. However, because the Company owned 45.5% of the outstanding common stock of I.R.E. RAG, 2,165,367 shares of Class A Common Stock and 227,250 shares of Class B Common Stock were eliminated from the number of shares outstanding for purposes of computing earnings per share.

(d)	Other borrowings include advances from FHLB, notes and mortgage notes payable, and other borrowings, receivable-backed notes payable and junior subordinated debentures.

(e)	See Notes 1 of the “Notes to Consolidated Financial Statements” for additional information about our revisions to the Company’s consolidated financial statements.

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
          As of December 31, 2010, BFC and its subsidiaries had total consolidated assets and liabilities of approximately $5.8 billion and $5.6 billion, respectively and total equity of approximately $221.1 million, including noncontrolling interests equity of approximately $78.3 million.
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
          During July 2010, Benihana announced its intention to engage in a formal review of strategic alternatives, including a possible sale of the company. During March 2011, Bluegreen announced its intention to evaluate strategic alternatives for the Bluegreen Communities division, including a possible sale of Bluegreen Communities. Each company has engaged advisors to assist it in pursuing strategic alternatives. BFC is supportive of Benihana and Bluegreen in achieving their objectives.
          On September 21, 2009, we consummated our merger with Woodbridge Holdings Corporation pursuant to which Woodbridge Holdings Corporation merged with and into Woodbridge Holdings, LLC, “Woodbridge” which continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by each company’s shareholders at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock automatically converted into the right to receive 3.47 shares of our Class A Common Stock. Shares otherwise issuable to us attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by us were canceled in connection with the merger. As a result of the merger, Woodbridge Holdings Corporation’s separate corporate existence ceased and its Class A Common Stock is no longer publicly traded. See Note 3 of the “Notes to Consolidated Financial Statements” for additional information about the merger.
          On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s common stock, which increased our ownership in Bluegreen from 9.5 million shares, or 29%, to 16.9 million shares, or 52%, of Bluegreen’s outstanding stock. As a result of the purchase, we hold a controlling interest in Bluegreen and, since November 16, 2009, we have consolidated Bluegreen’s results into our financial statements. Any reference to Bluegreen’s results of operations for 2009 includes only 45 days of activity for Bluegreen relating to the period from November 16, 2009, the date of the share purchase, through December 31, 2009 (the “Bluegreen Interim Period”). Prior to November 16, 2009, our approximate 29% equity investment in Bluegreen was accounted for under the equity method. See Note 4 of the “Notes to Consolidated Financial Statements” for additional information about the Bluegreen share acquisition on November 16, 2009.

          In addition to our merger with Woodbridge and our acquisition of additional shares of Bluegreen’s common stock, we also increased our investment in BankAtlantic Bancorp during 2009 and 2010 through our participation in shareholder rights offerings engaged in by BankAtlantic Bancorp during the years. Specifically, we exercised subscription rights in BankAtlantic Bancorp’s rights offerings to purchase an aggregate of 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock during the third quarter of 2009 and 10.0 million shares of BankAtlantic Bancorp’s Class A Common Stock during June and July 2010. In the aggregate, these purchases increased our ownership interest in BankAtlantic Bancorp from approximately 30% to 45% and our voting interest in BankAtlantic Bancorp from approximately 59% to 71%.
          As a holding company with controlling positions in BankAtlantic Bancorp and Bluegreen, generally accepted accounting principles (“GAAP”) requires the consolidation of the financial results of both entities. As a consequence, the assets and liabilities of both entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including Woodbridge, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2010, we owned approximately 52% of Bluegreen’s common stock and had an approximately 45% ownership interest and 71% voting interest in BankAtlantic Bancorp.
          During 2010, the following developments had significant financial impact:
          Deconsolidation of Certain Subsidiaries of Core —In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with its lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and, during February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In connection therewith and in accordance with accounting guidance for consolidation, Woodbridge recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. The deferred gain on settlement of investment in subsidiary was recognized into income in the Company’s Consolidated Statement of Operations at the time Core received its general release of liability in February 2011.
          In December 2010, Core and one of its subsidiaries entered agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefore, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and, accordingly, a $13.0 million gain on debt extinguishment was recognized in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.
          Revisions to Consolidated Financial Statements — The allocation of the Bluegreen purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and is subject to change within the measurement period as valuations are finalized. If the amounts are changed within the measurement period in a business combination, then the adjustment to change these provisional amounts are retrospectively adjusted as of the date of acquisition. Additionally, any offset relating to amortization/accretion is also retrospectively adjusted in the appropriate periods. The company finalized the valuations in the fourth quarter of 2010. These adjustments resulted in a decrease in total assets and total liabilities of approximately $3.4 million and $3.0 million, respectively, and a decrease in total equity of approximately $0.4 million. Furthermore, the net income attributable to BFC decreased by approximately $289,000 and earnings per share from continuing operations decreased by approximately $0.01 per common share. For further discussion on such adjustments, see Note 4 — Share Acquisitions of the “Notes to Consolidated Financial Statements”.
     Additionally, during the fourth quarter, management identified certain errors in its previously reported financial statements for 2010 and 2009. Because these errors are not material to the Company’s financial statements for 2010 or 2009, individually or in the aggregate, the Company corrected these errors as revisions to its quarterly financial statements in 2010 and its December 31, 2009 financial statements. These adjustments include entries to correct errors in the following areas: the recognition of interest income associated with the acquired notes receivable in accordance with the accounting guidance Loans and Debt Securities with Deteriorated Credit Quality; an adjustment to the provision for loan losses for the acquired notes receivable; interest expense recognition for notes payable of certain defaulted debt at Core Communities and Carolina Oak at the defaulted interest rate, where the stated interest rate was previously used; the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income; and an adjustment to deferred taxes to correct an impairment to real estate inventory which was reflected post the acquisition date and accounted for as a temporary difference, which should have been included in the determination of deferred taxes at the acquisition date, November 16, 2009, as part of the Bluegreen purchase price allocation.
     The impact for the three months ended March 31, 2010, was an increase to sales of real estate of $10.2 million, net of allowance, a decrease to interest income of $5.8 million, an increase to interest expense of $1.3 million, and a decrease in income tax benefit of $653,000. The impact for the three months ended June 30, 2010, was an increase to sales of real estate of $12.3 million, net of allowance, a decrease to interest income of $6.5 million, an increase to interest expense of $1.3 million, and an increase in income tax provision of $2.2 million. The impact for the three months ended September 30, 2010, was a decrease to sales of real estate of $5.8 million, net of allowance, an increase to interest income of $2.6 million, a decrease to interest expense of $3.2 million, and an increase in income tax benefit of $1.8 million. For further discussion on such adjustments, see Note 40 — Selected Quarterly Results (Unaudited). The Company will correct these amounts in future filings when it discloses them as comparable periods.
     The impact for the six months ended June 30, 2010, was an increase to sales of real estate of $22.5 million, net of allowance, a decrease to interest income of $ 12.3 million, an increase to interest expense of $2.6 million, and an income tax benefit of $2.9 million.
     The impact for the nine months ended September 30, 2010 was an increase to sales of real estate of $16.8 million, net of allowance, a decrease to interest income of $9.7 million, a decrease to interest expense of $471,000, and an income tax provision of $1.1 million.
     The impact of these adjustments for 2009 was an increase to sales of real estate of $2.4 million, an increase to interest expense of $579,000, an increase to the bargain purchase gain of $4.2 million, and an income tax benefit related to other comprehensive income of $2.8 million.
          Additional recent developments and related financial matters are discussed below.
BFC Financial Corporation Summary of Consolidated Results of Operations
The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
		As Revised
Real Estate and Other	$(38,159)	106,876	(128,755)
Financial Services	(143,993)	(188,277)	(219,244)

Loss from continuing operations	(182,152)	(81,401)	(347,999)
Discontinued operations, less income tax	1,965	(11,931)	19,388
Extraordinary gain, net of income tax	—	—	9,145

Net loss	(180,187)	(93,332)	(319,466)
Less: Net loss attributable to noncontrolling interests	(76,339)	(120,611)	(260,567)

Net (loss) income attributable to BFC	(103,848)	27,279	(58,899)
5% Preferred stock dividends	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(104,598)	26,529	(59,649)

          The Company reported a net loss attributable to BFC of $103.8 million in 2010, as compared to net income attributable to BFC of $27.3 million in 2009 and net loss attributable to BFC of $58.9 million in 2008. Results for the years ended December 31, 2010, 2009 and 2008 include $2.0 million of income, an $11.9 million loss and $19.4 million of income, respectively, related to discontinued operations, which were associated with Ryan Beck and Core Communities commercial leasing projects, as discussed further in Note 6 of the “Notes to Consolidated Financial Statements”. Real Estate and Other results for 2009 include an approximately $182.8 million bargain purchase gain associated with Bluegreen’s share acquisition on November 16, 2009. See Note 4 of the “Notes to Consolidated Financial Statements”.
          The Company’s Real Estate and Other business activities are reported in four segments which are i) BFC Activities ii) Real Estate Operations, iii) Bluegreen Communities and iv) Bluegreen Resorts. BFC’s consolidated financial statements include the results of operations of Bluegreen from November 16, 2009 (when we acquired a controlling interest in Bluegreen) through December 31, 2009. Accordingly, Bluegreen’s results of operations since November 16, 2009 are reported through the Bluegreen Resorts and Bluegreen Communities segments. Prior to

November 16, 2009, we owned approximately 9.5 million shares of Bluegreen’s common stock representing approximately 29% of such stock, and the investment in Bluegreen was accounted for under the equity method of accounting. Our interest in Bluegreen’s earnings and losses prior to November 16, 2009 are included in our BFC Activities segment. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and are reported in two segments: BankAtlantic and BankAtlantic Bancorp Parent Company.
          The presentation and allocation of the assets, liabilities and results of operations of each segment may not reflect the actual economic costs of the segment as a stand-alone business. If a different basis of allocation were utilized, the relative contributions of the segments might differ but, in management’s view, the relative trends in segments would not likely be impacted.
          The results of our business segments and other information related to each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. See also Note 34 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this report.

Consolidated Financial Condition
Consolidated Assets and Liabilities
          Total assets at December 31, 2010 and 2009 were $5.8 billion and $6.0 billion, respectively. The changes in components of total assets between December 31, 2009 and December 31, 2010 are summarized below. On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs. As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment, and BankAtlantic Bancorp consolidated its joint venture that conducts a factoring business. Accordingly, Bluegreen’s consolidated special purpose finance entities and BankAtlantic Bancorp’s consolidated factoring joint venture are now consolidated in BFC’s financial statements. The consolidation of Bluegreen’s special purpose finance entities resulted in a one-time non-cash after-tax reduction to retained earnings of $2.4 million and the following impacts to the Company’s Consolidated Statement of Financial Condition at January 1, 2010: (1) assets increased by $413.8 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of Bluegreen’s retained interests; (2) liabilities increased by $416.7 million, primarily representing the consolidation of non-recourse debt obligations associated with third parties, partially offset by the elimination of certain deferred tax liabilities; and (3) total equity decreased by approximately $2.9 million, including a decrease of approximately $1.5 million to noncontrolling interests (see Note 5 of the “Notes to Consolidated Financial Statements” for further information). The consolidation of BankAtlantic Bancorp’s factoring joint venture did not have any impact on our consolidated financial statements other than a decrease in investments in unconsolidated affiliates. Other than such increases and decreases, the changes in components of total assets from December 31, 2009 to December 31, 2010 were primarily comprised of:
•	an increase in BankAtlantic Bancorp’s interest-bearing deposits in other banks primarily reflecting $284 million of higher cash balances at the Federal Reserve Bank and investments in $46 million of short-term time deposits at other banks;

•	an increase in securities available for sale reflecting BankAtlantic Bancorp’s purchase of $182 million of agency and municipal securities that mature in less than one year partially offset by the sale of $44 million of mortgage-backed securities as well as repayments;

•	a decrease in BankAtlantic Bancorp’s tax certificate balances primarily relating to redemptions, partially offset by the purchase of $102 million of tax certificates during 2010;

•	a decline in BankAtlantic Bancorp’s FHLB stock related to lower FHLB advance borrowings;

•	an increase in BankAtlantic Bancorp’s loans held for sale associated with the transfer of commercial real estate loans into the held for sale classification;

•	a decrease in BankAtlantic Bancorp’s loans receivable balances associated with $166 million of net-charge-offs, $61 million of loans transferred to real estate owned, $112 million of loan sales and repayments of loans in the ordinary course of business combined with a significant decline in loan originations and purchases;

•	a decrease in current income tax receivables primarily resulting from the receipt of income tax refunds associated with recent tax law changes which extended the net operating loss carry-back period from two years to up to five years;

•	a decrease in real estate inventory of $121.9 million at Core due to the relinquishment of title to substantially all of the land both in Florida and South Carolina to its lenders, and a decrease in real estate inventory reflecting a sale of $6.5 million at BankAtlantic,

•	an increase in real estate owned associated with BankAtlantic Bancorp’s commercial real estate and residential loan foreclosures;

•	a decrease in BankAtlantic Bancorp’s accrued interest receivables primarily resulting from tax certificate activities and lower loan balances partially offset by higher securities available for sale accrued interest receivable associated with the purchases of agency and municipal securities;

•	a decrease in office properties and equipment resulting from BankAtlantic Bancorp’s depreciation and the transfer of BankAtlantic Bancorp’s $31.5 million of fixed assets to assets held for sale net of impairments in connection with its decision to seek a buyer for its Tampa branch network;

•	additional decreases in properties and equipment due to an impairment charge of $3.9 million to an office building located in Fort Lauderdale, Florida and the transfer of Core’s irrigation facilities in settlement of its debt obligations in Florida and South Carolina;

•	an increase in BankAtlantic Bancorp’s assets held for sale associated with cash and fixed assets transferred to held for sale upon the announcement that BankAtlantic intended to seek a buyer for its Tampa branches; and

•	a decrease in assets held for sale from discontinued operations resulting from the sale of Core’s Projects in June 2010;

          The Company’s total liabilities at each of December 31, 2010 and 2009 were $5.6 billion. Other than increases due to the above described change in accounting principle at January 1, 2010, the primary changes in components of total liabilities are summarized below:
•	a decrease in BankAtlantic’s interest bearing deposit account balances associated with the transfer of $255.6 million of Tampa-based interest-bearing deposits to deposits held for sale and lower time deposits partially offset by higher interest bearing checking account balances reflecting the historically low interest rate environment during 2010;

•	a decrease in BankAtlantic’s non-interest-bearing deposit balances primarily due to the transfer of $85.5 million of Tampa-based non-interest bearing deposits to held for sale and higher average balances per customer account;

•	lower FHLB advances at BankAtlantic and short term borrowings due to repayments using proceeds from the loan repayments;

•	a decrease in notes and mortgages notes payable and other borrowings at Core of approximately $112.3 million due to debt settlement agreements with its lenders to relinquish properties that serve as collateral for the debts and ownership interest in certain subsidiaries (see Notes 2 and 23 of the Notes to Consolidated Financial Statements), and a decrease in BankAtlantic Bancorp’s bonds payable associated with the repayment of a $0.7 million mortgage-backed bond;

•	an increase in BankAtlantic Bancorp’s junior subordinated debentures liability due to interest deferrals; and

•	a decrease in liabilities related to assets held for sale from discontinued operations resulting from the sale of Core’s Projects in June 2010.
Redeemable 5% Cumulative Preferred Stock
          On June 7, 2004, the Board of Directors of the Company designated 15,000 shares of the Company’s preferred stock as 5% Cumulative Preferred Stock (“5% Preferred Stock”). On June 21, 2004, the Company sold all 15,000 shares of the 5% Preferred Stock to an investor group in a private offering.
          The 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices (the “Redemption Price”) ranging from $1,025 per share during 2011 to $1,000 per share during and after 2015. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the Redemption Price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance, payable quarterly. Since June 2004, the Company has paid quarterly dividends on the 5% Preferred Stock of $187,500. The 5% Preferred Stock has no voting rights except as required by Florida law.
          On December 17, 2008, the Company amended its Articles of Incorporation (the “Amendment”) to change certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The Amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of 5% Preferred Stock into shares of the Company’s Class A Common Stock. The Amendment also requires the Company to redeem shares of the 5% Preferred Stock with the net proceeds it receives in the event (i) the Company sells any of its shares of Benihana Series B Convertible Preferred Stock (the “Convertible Preferred Stock”), (ii) the Company sells any shares of Benihana’s common stock received upon conversion of Benihana’s Convertible Preferred Stock or (iii) Benihana redeems any shares of Benihana’s Convertible Preferred Stock owned by the Company. Additionally, in the event the Company defaults on its obligation to make dividend payments on the 5% Preferred Stock, the Amendment entitles the holders of BFC’s 5% Preferred Stock to receive directly from Benihana certain payments on the shares of Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s common stock received by the Company upon conversion of Benihana’s Convertible Preferred Stock.
          In December 2008, based on an analysis of the 5% Preferred Stock after giving effect to the Amendment, the Company determined that the 5% Preferred Stock met the requirements to be re-classified outside of permanent equity at its fair value at the effective date of the Amendment of approximately $11.0 million into the mezzanine category as Redeemable 5% Cumulative Preferred Stock. The remaining amount of approximately $4.0 million continues to be classified in Additional Paid in Capital in the Company’s Consolidated Statements of Financial Condition. The fair value of the 5% Preferred Stock was calculated by using an income approach by discounting estimated cash flows at a market discount rate.
Noncontrolling Interest
          The following table summarizes the noncontrolling interests held by others in our subsidiaries (in thousands):

	December 31,
	2010	2009
		As Revised
BankAtlantic Bancorp	$7,823	88,910
Bluegreen	44,362	42,731
Joint ventures	26,071	27,671

	$78,256	159,312

Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate and its impairment reserves, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of investments in unconsolidated subsidiaries, accounting for deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses and notes receivable; (ii) the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; (iii) Bluegreen acquired notes receivable; (iv) impairment of goodwill and long-lived assets; (v) valuation of securities as well as the determination of other-than-temporary declines in value; (vi) accounting for business combinations; (vii) the valuation of real estate; (viii) revenue and cost recognition on percent complete projects; (ix) estimated cost to complete construction; (x) accounting for deferred tax asset valuation allowance; and (xi) accounting for contingencies . See also Note 1, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” included in Item 8 of this report for a detailed discussion of our significant accounting policies.
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
          The Company accounts for its acquisitions in accordance with the accounting guidance for business combinations. If the Company makes a “bargain purchase”, the Company recognizes a gain in the income statement on the acquisition date. A bargain purchase is a business combination in which the amounts of the identifiable net assets acquired and the liabilities assumed, as measured on the acquisition date in accordance with the accounting guidance for business combinations, exceeds the aggregate of (i) the consideration transferred, as measured in accordance with the accounting guidance, which generally requires acquisition date fair value; (ii) the fair value of any non-controlling interest in the acquiree, and (iii) in a business combination achieved in stages, the acquisition date fair value of the Company’s previously held equity interest in the acquiree. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The Company may utilize independent third parties to assist the Company in assessing market conditions when appropriate. The Company is also required to periodically review these judgments and estimates and adjust them accordingly. If conditions change from those expected, it is possible that the results could change in future periods. Certain identifiable intangible assets, such as management contracts, are not amortized, but instead are reviewed for impairment on at least an annual basis, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company accounted for the acquisition of a controlling interest in Bluegreen in November 2009 as a bargain purchase. Accordingly, judgments regarding the value of Bluegreen’s assets and liabilities as of the acquisition date have had, and may continue to have, a significant impact on the Company’s operating results.
          The Company accounted for the acquisition of a controlling interest in Bluegreen in November 2009 in accordance with the accounting guidance of business combinations. As part of the accounting for the November 2009 Bluegreen share acquisition, management was required to evaluate the fair value of Bluegreen’s inventory and certain of Bluegreen’s contracts. Based on preliminary estimates made as part of the evaluation, the Company recorded a $183.1 million “bargain purchase gain” during the fourth quarter of 2009. However, as previously disclosed, the allocation of the purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and is subject to change within the measurement period as valuations are finalized. If the amounts are changed within the measurement period in a business combination, then the adjustment to change these provisional amounts are retrospectively adjusted as of the date of acquisition. Additionally, any offset relating to amortization/accretion is also retrospectively adjusted in the appropriate periods. During the fourth quarter of 2010, the Company adjusted the preliminary value assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the acquisition date. These adjustments resulted in a decrease in total assets and total liabilities of approximately $3.4 million and $3.0 million, respectively, and a decrease in total equity of approximately $0.4 million. Furthermore, the net income attributable to BFC decreased by approximately $289,000 and earnings per share from continuing operations decreased by approximately $0.01 per common share.
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
          Intangible assets include management contracts in the amount of $63 million at December 31, 2010, which were originated in connection with the November 16, 2009 acquisition of a controlling interest in Bluegreen. Such management contracts are not amortized, but instead are reviewed for impairment at least annually, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
          At December 31, 2010 and 2009, other intangible assets also consist of core deposit intangible assets of approximately $12.7 million and $16.2 million, respectively, which were initially recorded at fair value and then amortized over the average life of the respective assets, ranging from 7 years to 10 years.
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
          In accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Codification Standards (“ACS”) 970-605, Real Estate-Revenue Recognition, Bluegreen recognizes revenue on VOI and homesite sales when a minimum of 10% of the sales price has been received in cash (buyer’s commitment), the legal rescission period has expired, collectibility of the receivable representing the remainder of the sales price is reasonably assured and it has completed substantially all of its obligations with respect to any development related to the real estate sold. Bluegreen believes its methodology to estimate the collectibility of the receivables representing the remainder of the sales price of real estate sold is reasonably reliable. See the further discussion of Bluegreen’s policies regarding the estimation of credit losses on notes receivable below. Should Bluegreen become unable to reasonably estimate the collectibility of receivables, it may have to defer the recognition of sales and its results of operations could be negatively impacted. Under timeshare accounting rules, the buyer’s minimum cash down payment towards the purchase of VOIs is met only if the cash down payment received, reduced by the value of certain incentives provided to the buyer at the time of sale, is at least 10% of the sales price. If, after consideration of the value of the incentive, the total down payment received from the buyer is less than 10% of the sales price, the VOI sale, and the related cost of sales and direct selling expenses, are deferred until such time that sufficient cash is received from the customer, generally through receipt of mortgage payments. Changes to the quantity, type, or value of sales incentives that Bluegreen provides to buyers of VOIs may result in additional VOI sales being deferred, which could materially adversely impact Bluegreen’s results of operations.
          In cases where all development has not been substantially completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing Bluegreen Resorts’ or Bluegreen Communities’ projects increase, Bluegreen may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, which could materially adversely impact its results of operations.
          The timeshare accounting rules require the use of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of repossessed VOI inventory, generally as a result of the default of the related receivable. For Communities’ real estate projects, costs are allocated to individual homesites in the Communities’ projects based on the relative estimated sales value of each homesite without regard to defaults or repossessed inventory. Under this method, the allocated cost of a homesite is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Should Bluegreen’s estimates of the sales values of its VOI and homesite inventories differ materially from their ultimate selling prices, Bluegreen’s gross profit could be adversely impacted.
          Fee-Based Sales Commissions and Other Operations Revenue
          In addition to sales of real estate, Bluegreen also generates revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized as:
Fee-based sales commissions	The sale transaction with the VOI purchaser is consummated in accordance with the terms of the agreement with the third-party developer and the related consumer rescission period has passed.

Resort Management and service fees	Management services are rendered. (1)

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and sampler program	Guests complete stays at the resorts. Rental and sampler program proceeds are classified as a reduction to “cost of other resort and communities operations”.

Communities realty commissions	Sales of third-party-owned real estate are completed.

Golf course and ski hill daily fees	Services are provided.

(1)	In connection with its management of the property owner’s associations, among other things, Bluegreen acts as agent for the property owner’s association to operate the respective resorts as provided under the management agreement. In certain cases, the personnel at the resort are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays Bluegreen in advance of, or simultaneously to, the payment of payroll. In accordance with the accounting guidance for reporting revenues gross versus net, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.
Allowance for Loan Losses on VOI Notes Receivables
          Bluegreen records an estimate of expected uncollectibility on VOI notes receivable as a reduction of revenue at the time of recognition of a timeshare sale. Estimates of uncollectible VOI notes receivable are based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.

          Bluegreen also considers certain qualitative data, including the aging of the respective receivables, current default trends by origination year, current economic conditions, and the FICO scores of the buyers. Additionally, under timeshare accounting requirements, no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. Bluegreen reviews the reserve for loan losses on at least a quarterly basis. If defaults increase, results of operations could be materially adversely impacted. During 2010, Bluegreen recorded $21.2 million of charges as a result of changing the estimate of future loan losses on loans originated prior to implementation of FICO® score-based credit underwriting standards in December of 2008.
          Acquired Notes Receivable-As part of the Bluegreen share acquisition, the Company acquired assets including a pool of notes receivable consisting principally of homogenous consumer timeshare loans originated by Bluegreen. Consistent with the accounting guidance, the Company has elected an accounting policy based on expected cash flows including, following the guidance on maintaining the integrity of a pool of multiple loans accounted for as a single asset. The loans have common risk characteristics as defined in the accounting guidance Loans and Debt Securities with Deteriorated Credit Quality, including similar risk ratings, as defined and monitored by risk rating agencies, term, purpose and similar collateral type (Vacation Ownership Interests (“VOI’s”)). The Company evaluates the pool of loans accounted for as a single asset for indications of further impairment. Purchased loans are considered to be impaired if the Company does not expect to receive all contractually required cash flows due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.
          Subsequent decreases to expected principal cash flows result in a charge to provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan losses. Subsequent increases in expected principal cash flows result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. Changes in expected interest cash flows may result in reclassifications to/from the nonaccretable difference. Loan disposals, which may include receipt of payments in full from the borrower or foreclosure, result in removal of the loan from the loan pool at its allocated carrying amount.
Retained Interest in Notes Receivable Sold
          Bluegreen periodically sells notes receivable originated by its vacation ownership business in connection with the sale of VOIs. In connection with such transactions, Bluegreen retains interest in the notes receivable sold. Prior to the adoption of Accounting Standards Update (“ASU”) 2009-17, these retained interests were reported as assets and treated as available-for-sale investments and, accordingly, carried at fair value. Changes in the fair values of the retained interests in notes receivable sold considered temporary were included in its shareholders’ equity as accumulated other comprehensive income, net of income taxes. The portion of other-than-temporary declines in fair value that represented credit losses were charged to operations.
          Subsequent to the adoption of ASU 2009-17 Bluegreen consolidated special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment and as a result, the retained interests were eliminated. See Note 5 for additional information related to the impact of the adoption of ASU 2009-17.
Allowance for loan losses
          The allowance for loan losses is maintained at an amount that BankAtlantic Bancorp believes to be a reasonable estimate of probable losses inherent in its loan portfolio. BankAtlantic Bancorp has developed policies and procedures for evaluating its allowance for loan losses which considers all information available to BankAtlantic Bancorp. However, BankAtlantic Bancorp relies on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ and the amount of losses actually realized in BankAtlantic Bancorp’s loan portfolio could be significantly higher or lower from its estimates and judgments, the allowance for loan losses may decrease or increase significantly.
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
          The second component of the allowance for loan losses requires BankAtlantic Bancorp to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. BankAtlantic Bancorp’s management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences. BankAtlantic Bancorp’s management uses its judgment to determine the length of the time used in the historical loss experience. During the year ended December 31, 2008, management used a 2 year loss experience to calculate the loss experience. However, due to the rapid decline in economic conditions and real estate values, during 2009, management shortened its historical loss experience by portfolio to between six months and one year, in order to reflect the current heighted loss experience in the quantitative allowance. The shortened historical loss experience assumption remained throughout 2010. The historical loss period is selected based on management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance. BankAtlantic Bancorp’s management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, actual loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, non-performing loan trends and external factors. In deriving the qualitative allowance BankAtlantic Bancorp’s management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.
          Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2010, BankAtlantic Bancorp’s allowance for loan losses was $162.1 million. See “Provision for Loan Losses” for a discussion of the amounts of BankAtlantic Bancorp’s allowance assigned to each loan product. The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which BankAtlantic Bancorp holds loans, especially in Florida. These factors are beyond management’s control. Accordingly, BankAtlantic Bancorp may incur credit losses in excess of the amounts estimated by its allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review its allowance for loan losses. Such agencies may require BankAtlantic Bancorp to recognize additions to the allowance based on its judgments and information available to them at the time of their examination and such judgments may differ from management’s judgment.
          BankAtlantic Bancorp analyzes its loan portfolio quarterly by monitoring the loan mix, credit quality, loan-to-value ratios, concentration by geographical area, vintage, historical trends and economic conditions. As a consequence, the allowance for loan losses estimates will change from period to period. During the three year period ended December 31, 2006, real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. Additionally, based on historical loss experience during that time, BankAtlantic Bancorp’s credit policies focused its loan production on collateral based loans and the discontinuation of certain loan products. These factors, other internal metrics and external market factors favorably impacted their provision for loan losses and allowance for loan losses during the years ended December 31, 2006. Conversely, during the four years ended December 31, 2010, the real estate market (and particularly the residential real estate market) and general economic conditions, both nationally and in Florida, rapidly deteriorated with significant reductions in the market prices and volume of residential real estate sold, plummeting collateral values, dramatic increases in unemployment and severe tightening of credit availability to borrowers. The impact of these rapidly deteriorating real estate market conditions and adverse economic conditions on our loan portfolios resulted in a significant increase in the ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 5.08% at December 31, 2010. We believe that our performance in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the length of the current downturn in real estate valuation, availability of mortgage financing and the severity of unemployment in Florida and nationally. If the current negative real estate and economic conditions continue or deteriorate further BankAtlantic Bancorp is likely to experience significantly increased credit losses.
Valuation of investment securities
          We record our securities available for sale and derivative instruments in our statement of financial condition at fair value. We also disclose fair value estimates in our statement of financial condition for investment securities at cost. We generally use market and income approach valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. Our policy is to use quoted market prices (Level 1 inputs) when available. However quoted market prices are not available for BankAtlantic Bancorp’s mortgage-backed securities, REMIC’s, other securities and certain equity securities, which therefore requires the use of Level 2 or Level 3 inputs. The classification of assumptions as Level 2 or Level 3 inputs is based on judgments and the classification of the inputs could change based on the availability of observable market data.
          BankAtlantic Bancorp subscribes to a third-party service to assist it in determining the fair value of mortgage-backed securities and real estate mortgage conduits. The estimated fair value of these securities at December 31, 2010 was $241.0 million. Matrix pricing are used to value these securities as identical securities that are not traded on active markets. Matrix pricing computes the fair value of mortgage-backed securities and real estate mortgage conduits based on the coupon rate, maturity date and estimates of future repayment rates obtained from trades of securities with similar characteristics and from market data obtained from brokers. BankAtlantic Bancorp considers the above inputs Level 2. Upon the sale of securities, BankAtlantic Bancorp back-tests the values obtained from matrix pricing for reasonableness. The valuations obtained from matrix pricing are not actual transactions and may not reflect the actual amount that would be realized upon sale. While the interest rate and prepayment assumptions used in matrix pricing are representative of assumptions that BankAtlantic Bancorp believes market participants would use in valuing these securities, different assumptions may result in significantly different results. Additionally, current observable data may not be available in subsequent periods which would cause BankAtlantic Bancorp to utilize Level 3 inputs to value these securities. The mortgage-backed and REMIC securities that BankAtlantic owns are government agency guaranteed with minimal credit risk. These securities are of high credit quality and BankAtlantic believes could be liquidated in the near future; however, the price obtained upon sale could be higher or lower than the fair value obtained through matrix pricing. In light of the current volatility and uncertainty in credit markets, it is difficult to estimate with accuracy the price that could be obtained for these securities and the time that it could take to sell them in an orderly transaction.
Other-than-temporary impairment of securities
          We perform an evaluation on a quarterly basis to determine if any of our equity investments and debt securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial condition of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. If an equity security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period. If a debt security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income if we intend to sell the securities before they recover or if we do not expect to recover the securities historical cost due to credit loss. Management exercises significant judgment in estimating the amount of specific valuation allowances in an impairment which is generally based on the present value of expected cash flows. As of December 31, 2010, BankAtlantic Bancorp had $105.6 million of impaired securities with an unrealized loss of $48,000. There is no assurance that we will not determine that we have additional impaired securities in the future, particularly as a result of current market uncertainties and the challenging economic and credit market conditions.

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
          During the years ended December 31, 2009 and 2008, goodwill impairment charges for BankAtlantic Bancorp were approximately $8.5 million (net of a purchase accounting adjustment from step acquisition of approximately $0.6 million) and $48.3 million, respectively. As of December 31, 2010, the remaining goodwill was $12.2 million.
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

          The value of the implied goodwill is highly sensitive to the estimated fair value of the reporting unit’s net assets. The fair value of the reporting unit’s net assets is estimated using a variety of valuation techniques, including the following:
•	recent data observed in the market, including for similar assets,

•	cash flow modeling based on projected cash flows and market discount rates, and

•	estimated fair value of the underlying loan collateral.
          The estimated fair values reflect assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk premiums that are indicative of the current environment. If the implied fair value of the goodwill for the reporting unit exceeds the carrying value of the goodwill for the reporting unit, no goodwill impairment is recorded. Changes in the estimated fair value of the individual assets and liabilities may result in a different amount of implied goodwill, and the amount of goodwill impairment, if any. Future changes in the fair value of the reporting unit’s net assets may result in future goodwill impairment.
Impairment of Long-lived Assets
          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially change depreciation and amortization expense in subsequent periods. At the BankAtlantic Bancorp level, for purposes of recognition and measurement of an impairment loss, BankAtlantic Bancorp is required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Real estate inventory and other long-lived real estate assets are evaluated for impairment on a project-by-project basis. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs. Long-lived assets subject to the above impairment analysis include property and equipment, internal-use software, real estate inventory and real estate owned.
          We generally utilize broker price opinions, third party offers to purchase, discounted cash flows or third party appraisals to assist us in determining the fair value of real estate inventory, operating lease contracts and real estate owned. The appraiser or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The amount ultimately realized upon the sale of these properties or the termination of operating leases may be significantly different than the recorded amounts. The assumptions used are representative of assumptions that we believe market participants would use in determining fair value of these assets or lease contracts, but different assumptions may result in significantly different results. BankAtlantic Bancorp also validates its assumptions by comparing completed transactions with its prior period fair value estimates and may check its assumptions against multiple valuation sources. The outstanding balance of real estate owned and real estate inventory was $74.5 million and $343.5 million, respectively, as of December 31, 2010. The minimum lease payments of operating lease contracts executed for BankAtlantic’s branch expansion were $27.4 million at December 31, 2010. Future events, including declines in real estate values, may result in additional impairments of long-lived assets or operating leases.
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
          Based on our evaluation as of December 31, 2010, 2009 and 2008, a net deferred tax asset valuation allowance was established for the entire amount of the Company and its subsidiaries’ net deferred tax assets as the realization of these assets did not meet the more-likely-than-not criteria of the Accounting Standards Codification (“ASC”). During the fourth quarter of 2008, market conditions in the financial services industry significantly deteriorated with the bankruptcies and government bail-outs of large financial services entities. This market turmoil led to a tightening of credit, lack of consumer confidence, increased market volatility and widespread reduction in business activity. These economic conditions, as well as the continued deterioration in real estate markets, especially in Florida, adversely effected BankAtlantic’s business. As a consequence of the worsening economic conditions during the fourth quarter of 2008, it appeared more-likely-than-not that the Company and its subsidiaries would not realize its deferred tax assets resulting in a deferred tax asset valuation allowance for the entire amount of its net deferred tax assets. During the year ended December 31, 2010, the Company recognized significant losses and economic conditions, while showing signs of recovery, did not significantly improve, resulting in the Company and its subsidiaries maintaining its deferred tax valuation allowance for the entire amount of its deferred tax asset. However, significant judgment is required in evaluating the positive and negative evidence for the establishment of the deferred tax asset valuation allowance, and if future events differ from expectations or if there are changes in the tax laws, a substantial portion or the entire deferred tax asset benefit may be realized in the future. The Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. In November 2009, net operating loss tax laws changed enabling the Company’s subsidiaries to recognize a benefit in the aggregate of approximately $66.3 million associated with the Company’s 2009 taxable loss. The Company’s subsidiaries received part of the cash proceeds from the net operating loss carryback during the year ended December 31, 2010, and the Company expects to receive an additional $10.8 million when the final review is completed by the Internal Revenue Service. See Note 25 of the Notes to Consolidated Financial Statements for additional information.
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

BFC Activities
BFC Activities
          BFC Activities consists primarily of (i) BFC operations, (ii) our investment in Benihana and (iii) Woodbridge other operations.
          BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with human resources, risk management, investor relations, executive office administration and other services that BFC provides to BankAtlantic Bancorp and Bluegreen. BFC operations also include investments made by BFC/CCC, Inc. Woodbridge other operations consists of the operations of Pizza Fusion Holdings, Inc. (“Pizza Fusion”), a restaurant operator and franchisor engaged in the quick service and organic food industries, and the activities of Snapper Creek Equity Management, LLC (“Snapper Creek”).
          On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s common stock for an aggregate purchase price of approximately $23 million, which increased our ownership in Bluegreen from 9.5 million shares, or 29%, to 16.9 million shares or 52%. As a result of the purchase, we have a controlling interest in Bluegreen and, accordingly, have consolidated Bluegreen’s results since November 16, 2009 into our financial statements and include those results in the Bluegreen Resorts and Bluegreen Communities segments. Prior to November 16, 2009, Woodbridge other operations included an equity investment in Bluegreen.
          The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

				Change	Change
	For the Years Ended December 31,			2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
		(As Revised)
Revenues
Other revenues	$1,781	1,296	—	485	1,296

	1,781	1,296	—	485	1,296

Cost and Expenses
Cost of sales of real estate	—	7,749	59	(7,749)	7,690
Interest expense, net	6,264	6,511	7,641	(247)	(1,130)
Impairment of goodwill	—	2,001	—	(2,001)	2,001
Selling, general and administrative expenses	25,602	30,388	36,886	(4,786)	(6,498)

	31,866	46,649	44,586	(14,783)	2,063
Gain on bargain purchase of Bluegreen	—	182,849	—	(182,849)	182,849
(Loss) gain on settlement of investment in Woodbridge’s subsidiary	(977)	16,296	—	(17,273)	16,296
Equity in (loss) earnings from unconsolidated affiliates	(2,045)	32,276	8,844	(34,321)	23,432
Impairment of unconsolidated affiliates	—	(31,181)	(96,579)	31,181	65,398
Impairment of investments	—	(2,396)	(15,548)	2,396	13,152
Investment gains	—	6,654	2,076	(6,654)	4,578
Other income	6,481	5,775	8,970	706	(3,195)

(Loss) income from continuing operations before income taxes	(26,626)	164,920	(136,823)	(191,546)	301,743
Less: Benefit for income taxes	(7,097)	(35,503)	(14,887)	28,406	(20,616)

(Loss) income from continuing operations	(19,529)	200,423	(121,936)	(219,952)	322,359
Extraordinary gain	—	—	9,145	—	(9,145)

Net (loss) income	$(19,529)	200,423	(112,791)	(219,952)	313,214

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
          Other revenues for the years ended December 31, 2010 and 2009 related to franchise revenues generated by Pizza Fusion totaling $1.8 million and $1.3 million, respectively.
          Cost of sales of real estate for the year ended December 31, 2009 was $7.7 million as a result of capitalized interest written-off in connection with the impairment charges of inventory of real estate recorded in Core and Carolina Oak.

BFC Activities
          General and administrative expenses decreased $4.8 million to $25.6 million for the year ended December 31, 2010 from $30.4 million for 2009. The decrease in general and administrative expenses in 2010 was primarily attributable to lower compensation and benefits expense and the elimination of public company related costs since the merger of Woodbridge and BFC in 2009. This was offset in part by higher accrued audit fees incurred during 2010 and a write-off of intangible assets related to Pizza Fusion in 2009. Included in general and administrative expenses are fees earned in connection with certain management advisory services provided by a wholly owned subsidiary of BFC.
          Interest expense consists of interest incurred less interest capitalized. Interest incurred totaled $6.3 million and $7.4 million for the years ended December 31, 2010 and 2009, respectively. No interest was capitalized for the year ended December 31, 2010 while $931,000 was capitalized for 2009. This resulted in interest expense of $6.3 million in the year ended December 31, 2010, compared to $6.5 million in 2009.
          During the year ended December 31, 2009, we wrote-off the full $2.0 million of goodwill related to our investment in Pizza Fusion.
          Prior to the consolidation of Bluegreen into our consolidated financial statements on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting. Our interest in Bluegreen’s earnings during the period from January 1 through November 16, 2009 was $32.3 million (after the amortization of approximately $28.4 million related to the change in the basis as a result of the impairment charges on this investment during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009). We reviewed our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warranted for other-than-temporary declines in value. Based on the results of the evaluations of the investment in Bluegreen, we recorded an other-than-temporary impairment charge of approximately $31.2 million during the year ended December 31, 2009.
          During the year ended December 31, 2009, we recorded impairment charges of $2.4 million on our investment in Office Depot’s common stock. The Company sold its remaining shares of Office Depot’s common stock during the fourth quarter of 2009.
          The increase in other income for the year ended December 31, 2010 compared to the same period in 2009 was primarily due real estate advisory fees. In June 2010, BankAtlantic Bancorp Parent Company and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. During the year ended December 31, 2010, BFC recognized approximately $787,000 of real estate advisory service fees under this agreement.
          During the second quarter of 2010, we recognized a tax benefit of approximately $7.6 million resulting from an expected additional tax refund of approximately $5.8 million due to a recent change in IRS guidance, approximately $1.0 million of which we anticipate paying to the Debtors’ Estate pursuant to the Settlement Agreement related to the Chapter 11 Cases, and a tax benefit of $1.8 million associated with a reduction in the deferred tax valuation allowance from continuing operations to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. The $1.0 million expected to be paid to the Debtors’ Estates was recorded in the (loss) gain on settlement of investment in Woodbridge’s subsidiary and is subject to change pending a final review of the $5.8 million expected tax refund by the IRS. The gain on settlement of investment in Woodbridge’s subsidiary during the year ended December 31, 2009 reflected the reversal into income of the loss in excess of investment in Levitt and Sons after the settlement of Levitt and Sons’ bankruptcy was finalized, which resulted in a $40.4 million gain on a consolidated basis in the first quarter of 2009. The $40.4 million gain was reduced by the $10.7 million accrual, representing the portion of the tax refund due to the Levitt and Sons’ estate, resulting in a $29.7 million gain on settlement of investment in Woodbridge’s subsidiary, of which $16.3 million was recorded in the BFC Activities segment.
For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
          Cost of sales of real estate for the year ended December 31, 2009 increased to $7.7 million as a result of a capitalized interest write-off recorded in connection with the impairment charges of inventory of real estate recorded in Core and Carolina Oak. Cost of sales of real estate for the year ended December 31, 2008 was $59,000 and related to the expensing of interest previously capitalized as a result of sales at Core and Carolina Oak.

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
          During the year ended December 31, 2009, we wrote-off the full amount of goodwill related to our investment in Pizza Fusion in the amount of $2.0 million.
          Prior to the consolidation of Bluegreen into our consolidated financial statements on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting. Our interest in Bluegreen’s earnings during the period from January 1 through November 16, 2009 was $32.3 million (after the amortization of approximately $28.4 million related to the change in the basis as a result of the impairment charges on this investment during the quarters ended September 30, 2008, December 31, 2008 and March 31, 2009. For the year ended December 31, 2008, our interest in Bluegreen’s earnings was $8.8 million (after the amortization of approximately $9.2 million related to the change in the basis as a result of the impairment charge on this investment at September 30, 2008). We reviewed our investment in Bluegreen for impairment on a quarterly basis or as events or circumstances warranted for other-than-temporary declines in value. Based on the results of the evaluations of the investment in Bluegreen, other-than-temporary impairment charges of approximately $31.2 million and $94.4 million were recorded during the years ended December 31, 2009 and 2008, respectively. In the year ended December 31, 2007, no other-than-temporary charges related to the investment in Bluegreen were recorded.
          Investment gains were approximately $6.7 million for the year ended December 31, 2009 compared to $2.1 million in 2008. This increase was primarily due to a gain related to the sale of our shares in Office Depot during 2009. This was offset by a realized gain on the sale of publicly traded equity securities in 2008 of approximately $796,000 by venture partnership that BFC controls.
          The decrease in other income for the year ended December 31, 2009 compared to the same period in 2008 was primarily due to a decline in interest income from approximately $1.6 million for the year ended December 31, 2009 compared to $3.8 million in 2008. This decrease was primarily due to lower cash balances and lower interest rates in 2009 compared to 2008.
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
2008 Step acquisitions — Purchase Accounting
          BFC’s acquisition in 2008 of additional shares of BankAtlantic Bancorp’s Class A Common Stock, was accounted for as a step acquisition under the purchase method of accounting then in effect. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the date of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities.

BFC Activities
          In 2010, the net impact of purchase accounting decreased our consolidated net loss by approximately $1.2 million, of which $2.4 million, $728,000 and $189,000 related to BankAtlantic Bancorp’s loans receivable, properties and equipment and other assets, respectively, partially offset by the effect of purchase accounting associated with core deposit intangible asset of approximately $2.3 million. In 2009, the net impact of purchase accounting increased our consolidated net loss by approximately $5.9 million, including an $8.9 million loss due to the purchase accounting associated with Core’s real estate impairment, partially offset by the effect of purchase accounting associated with property and equipment of approximately $1.2 million, loans receivable of approximately $2.2 million and goodwill of approximately $583,000. In 2008, the net impact of purchase accounting decreased our consolidated net loss by approximately $8.4 million, of which approximately $4.7 million and $1.7 million was due to effects of purchase accounting associated with the investment in Bluegreen and goodwill, respectively.
BFC Activities- Liquidity and Capital Resources
          As of December 31, 2010 and 2009, we had cash, cash equivalents and short-term investments totaling approximately $29 million and $45 million, respectively. The decrease in cash, cash equivalents and short-term investments was due to BFC’s operating and general and administrative expenses, junior subordinated debentures interest payments of approximately $6.0 million, and the purchase of shares of BankAtlantic Bancorp’s Class A Common Stock in BankAtlantic Bancorp’s 2010 rights offering to its shareholders. This decrease was offset in part by the receipt of an income tax refund, net of amounts owed to the Levitt and Sons bankruptcy estate resulting from recent tax law changes as discussed below.
          During 2010, BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s rights offering. The aggregate purchase price for those shares was $15.0 million. BFC exercised its basic subscription rights to purchase 5,986,865 shares, and the remaining 4,013,135 shares were acquired by BFC pursuant to its over-subscription request. The shares acquired in the rights offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71%.
          Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, short-term investments, dividends or distributions from our subsidiaries and dividends from Benihana. As discussed further in this report, recent tax law changes have resulted in the receipt of significant tax refunds. We have received approximately $29.2 million of tax refunds and expect to receive an additional approximately $10.8 million when the final review is completed by the Internal Revenue Service. Pursuant to the Settlement Agreement relating to the Chapter 11 Cases, we agreed that a portion of the tax refund attributable to the Debtors’ Estate for periods prior to the bankruptcy would be paid to the estate, and it is estimated that approximately $11.7 million will be paid to the Debtors’ Estate pursuant to the Settlement Agreement.
          We will use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program.
          Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without first receiving a written non-objection from the OTS. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that it may continue to defer such interest payments for the foreseeable future. Furthermore, BFC has not received cash dividends from Bluegreen and does not expect to receive cash dividends from Bluegreen in the foreseeable future. Certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends.
          BFC, on a parent company only basis, has committed that it will not, without the prior written non-objection of the OTS, (i) incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or in connection with

BFC Activities
BankAtlantic’s compliance requirements applicable to it or (ii) declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter.
          We believe that our current financial condition and credit relationships, together with anticipated cash flows from operating activities and other sources of funds, including tax refunds and proceeds from the disposition of certain properties or investments, will provide for anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, BFC may also seek to raise funds through the incurrence of long-term secured or unsecured indebtedness (subject to compliance with its commitment to the OTS), the issuance of equity and/or debt securities or through the sale of assets; however, there is no assurance that any of these alternatives will be available to BFC on attractive terms, or at all.
          On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the year ended December 31, 2010 or 2009.
          The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and, as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. While there may have been an issue with respect to compliance with certain covenants in the loan documents, we do not believe that an event of default occurred. Through participation in a court-ordered mediation of this matter, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for (i) Woodbridge to pay $2.5 million to the investor group, (ii) Carolina Oak to convey to the investor group the real property securing the loan via a stipulated foreclosure or deed in lieu, (iii) the investor group to release Woodbridge and Carolina Oak from their obligations relating to the debt or, alternatively, to agree not to pursue certain remedies, including a deficiency judgment, that would otherwise be available to them, in each case subject to certain conditions, and (iv) the litigation to be dismissed. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.
          During 2008, Woodbridge entered into a settlement agreement, as amended (the “Settlement Agreement”), with the Debtors and the Joint Committee of Unsecured Creditors (the “Joint Committee”) appointed in the Chapter 11 cases related to the Levitt and Sons bankruptcy filing. Pursuant to the Settlement Agreement, among other things, (i) Woodbridge agreed to pay $8 million to the Levitt and Sons bankruptcy estates (the “Debtors Estate”), establish a $4.5 million release fund to be disbursed to third party creditors in exchange for a third party release and injunction, pay an additional $300,000 to a deposit holders fund and waive and release substantially all of the claims it had against the Debtors, including its administrative expense claims through July 2008, and (ii) the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. The Settlement Agreement also provided that if, within one year after the Bankruptcy Court’s confirmation of the Settlement Agreement, Section 172 of the Internal Revenue Code was amended to permit a carry back of tax losses from calendar years 2007 or 2008 to one or more years preceding calendar year 2005, then Woodbridge would share a portion of any resulting tax refund with the Debtors and the Joint Committee based on an agreed upon formula. The Settlement Agreement was subject to a number of conditions, including the approval of the Bankruptcy Court. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement. No appeal or rehearing of the Bankruptcy Court’s order was timely filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary.

BFC Activities
          In November 2009, the Workers, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted. The Act extended the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 and 2009 tax years and, as a result, allowed us to increase our NOL carryback period to as much as five years for NOLs generated in 2008 or 2009 and obtain refunds of taxes paid in the newly included carryback years. The amount of the expected refund to the Company has been determined to be approximately $40.0 million, of which approximately $29.2 million has been received. The balance of the tax refund claim of approximately $10.8 million will most likely be paid when the Internal Revenue Service completes its review. As described above, under the terms of the Settlement Agreement, a portion of the refund will be payable to the Debtors Estate. Accordingly, in the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the Settlement Agreement. The gain on settlement of investment in subsidiary of $40.4 million recorded in the first quarter of 2009 was reduced by the $10.7 million accrual recorded in the fourth quarter of 2009 resulting in a $29.7 million gain on settlement of investment in subsidiary for the year ended December 31, 2009. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.0 million, representing the portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service guidance that will likely be required to be paid to the Debtors Estate pursuant to the Settlement Agreement. As of December 31, 2010, we have a liability of approximately $11.7 million, representing the portion of tax refunds to be shared with the Debtors Estate pursuant to the Settlement Agreement. As of December 31, 2010, $8.4 million of the $11.7 million portion of the tax refund to be paid to the Debtors Estate was received and placed in an escrow account. The $8.4 million amount is included as restricted cash in the Company’s Consolidated Statement of Financial Condition.
          On September 21, 2009, BFC and Woodbridge consummated their merger pursuant to which Woodbridge merged with BFC. In connection with the merger, Dissenting Holders who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock exercised their appraisal rights and are entitled to receive an amount equal to the fair value of their shares calculated in accordance with Florida law. The Dissenting Holders have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. There is no assurance as to the amount of cash that we will be required to pay to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
          The Company owns 800,000 shares of Benihana’s Convertible Preferred Stock, which it purchased for $25.00 per share. The Convertible Preferred Stock is convertible into Benihana’s common stock. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximate 19% voting interest and an approximate 9% economic interest in Benihana’s capital stock. The Company receives cumulative quarterly dividends on its shares of Benihana’s Convertible Preferred Stock at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption of $20 million plus accumulated dividends on July 2, 2014 unless we elect to extend the mandatory redemption date to a date not later than July 2, 2024. Benihana is currently considering strategic alternatives, including a possible sale of the company. In the event that a sale transaction is consummated the Company would receive a minimum of $20 million in consideration for its shares of the Convertible Preferred Stock.
          On June 21, 2004, the Company sold 15,000 shares of its 5% Preferred Stock to an investor group in a private offering. The Company’s 5% Preferred Stock has a stated value of $1,000 per share. The shares of 5% Preferred Stock may be redeemed at the option of the Company, from time to time, at redemption prices ranging from $1,025 per share for the year 2011 to $1,000 per share for the year 2015 and thereafter. The 5% Preferred Stock liquidation preference is equal to its stated value of $1,000 per share plus any accumulated and unpaid dividends or an amount equal to the applicable redemption price in a voluntary liquidation or winding up of the Company. Holders of the 5% Preferred Stock have no voting rights, except as provided by Florida law, and are entitled to receive, when and as declared by the Company’s Board of Directors, cumulative quarterly cash dividends on each such share at a rate per annum of 5% of the stated value from the date of issuance. Since June 2004, the Company has paid quarterly dividends on the 5% Preferred Stock of $187,500. On December 17, 2008, the Company amended certain of the previously designated relative rights, preferences and limitations of the Company’s 5% Preferred Stock. The amendment eliminated the right of the holders of the 5% Preferred Stock to convert their shares of Preferred Stock into shares of the Company’s Class A Common Stock.

BFC Activities
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
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. During the fourth quarter of 2010, the limited liability company recorded an impairment charge related to these properties, $1.9 million of which was recognized by BFC/CCC’s wholly-owned subsidiary. The $1.9 million impairment charge exceeded the carrying value of our investment. At December 31, 2010, the Company classified the negative basis of the investment of approximately $1.3 million in other liabilities on the Company’s Consolidated Statement of Financial Condition. At December 31, 2009, the carrying amount of this investment was approximately $690,000, and is included as an asset in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with its lender and has conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At December 31, 2010 and 2009, the carrying amount of this investment was approximately $282,000 and $319,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Real Estate
Real Estate Operations Segment
          The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core prior to its liquidation in 2010 and Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008. The Real Estate Operations segment includes the operations of Cypress Creek Holdings, which engages in leasing activities.
          Woodbridge’s operations historically were concentrated in the real estate industry which is cyclical in nature. During 2010, the demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and, during February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In connection therewith and in accordance with accounting guidance for consolidation, a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million was recorded and is included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. The deferred gain on settlement of investment in subsidiary was recognized into income in the Company’s Consolidated Statement of Operations at the time Core received its general release of liability in February 2011.
          In December 2010, Core and one of its subsidiaries entered agreements, including without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and, accordingly, a $13.0 million gain on debt extinguishment was recognized in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.
          In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Accordingly, the results of operations for the Projects are included in the Company’s Consolidated Statements of Operations in discontinued operations. On June 10, 2010, Core sold the Projects for approximately $75.4 million. As a result of the sale, a $2.6 million gain on sale of discontinued operations was realized in the second quarter of 2010. See Note 6 of the “Notes to Consolidated Financial Statements” for further information.
          In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and, as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. While there may have been an issue with respect to compliance with certain covenants in the loan documents, we do not believe that an event of default occurred. Through participation in a court-ordered mediation of this matter, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement

Real Estate
agreement. It is currently expected that this settlement agreement, if finalized, will provide for (i) Woodbridge to pay $2.5 million to the investor group, (ii) Carolina Oak to convey to the investor group the real property securing the loan via a stipulated foreclosure or deed in lieu, (iii) the investor group to release Woodbridge and Carolina Oak from their obligations relating to the debt or, alternatively, to agree not to pursue certain remedies, including a deficiency judgment, that would otherwise be available to them, in each case subject to certain conditions, and (iv) the litigation to be dismissed. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.
Real Estate Operations

				Change	Change
	For the years ended December 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008
	(As Revised)
Revenues:
Sales of real estate	$2,739	6,605	13,752	(3,866)	(7,147)
Other revenues	1,397	2,312	3,033	(915)	(721)

	4,136	8,917	16,785	(4,781)	(7,868)

Costs and expenses:
Cost of sales of real estate	23,232	82,105	22,724	(58,873)	59,381
Interest expense, net	12,745	6,293	2,075	6,452	4,218
Selling, general and administrative expenses	9,481	16,451	20,648	(6,970)	(4,197)
Other expense	3,889	5,433	—	(1,544)	5,433

Total costs and expenses	49,347	110,282	45,447	(60,935)	64,835

Gain on extinguishment of debt	13,049	—	—	13,049	—
Interest income and other income	892	526	3,341	366	(2,815)

Loss before income taxes	(31,270)	(100,839)	(25,321)	69,569	(75,518)
(Provision) benefit for income taxes	—	—	—	—	—

Loss from continuing operations, net of taxes	(31,270)	(100,839)	(25,321)	69,569	(75,518)
Discontinued operations:
Net income (loss) from discontinued operations, net of taxes	2,465	(15,632)	2,783	18,097	(18,415)

Net loss	$(28,805)	(116,471)	(22,538)	87,666	(93,933)

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
          Revenues from sales of real estate decreased to $2.7 million for the year ended December 31, 2010 from $6.6 million for 2009. During the year ended December 31, 2010, Core sold approximately 8 acres, generating revenues of approximately $2.5 million, compared to the sale of approximately 13 acres, which generated revenues of approximately $1.1 million in 2009. Core did not recognize deferred revenue for the year ended December 31, 2010, but recognized approximately $5.3 million on previously sold land for the year ended December 31, 2009. Core did not recognize any look back revenue for the year ended December 31, 2010 while an insignificant amount was recognized for the same period in 2009. There were no home sales at Carolina Oak in the year ended December 31, 2010. During 2009, Carolina Oak generated $320,000 in revenues from the sale of 1 unit.
          Other revenues decreased to $1.4 million for the year ended December 31, 2010 compared to $2.3 million for 2009. The decrease was primarily due to lower rental income as a tenant did not renew its lease agreement which expired in March 2010.
          Cost of sales of real estate for the year ended December 31, 2010 decreased to $23.2 million from $82.1 million for 2009 due to the recognition of lower impairment charges associated with inventory of real estate and decreased sales and selling efforts during 2010. We recorded approximately $20.8 million of impairment charges in 2010 compared to $80.3 million in 2009. Costs of sales of real estate before impairment charges for the years ended December 31, 2010 and 2009 were $2.4 million and $1.8 million, respectively.

Real Estate
          Selling, general and administrative expenses decreased to $9.5 million for the year ended December 31, 2010 from $16.4 million in 2009. The decrease reflected the ceasing of real estate activities at Core, including specifically lower compensation and benefits expense and lower office related expenses reflecting a reduction in force at Core in 2009 and 2010, lower sales and marketing expenses as neither Core nor Carolina Oak engaged in advertising activities for the year ended December 31, 2010, and lower developer expenses related to property owner associations in Tradition, Florida. In addition, there was lower severance expense at Core for the year ended December 31, 2010 compared to 2009. These decreases were slightly offset by an increase in professional services related to the restructuring and property tax expenses in the year ended December 31, 2010 compared to 2009.
          Gain on extinguishment of debt consists of the above described $13.0 million gain attributable to the troubled debt restructuring relating to the resolution of a $25 million loan made to a subsidiary of Core, as to which Core was secondarily liable as a guarantor. See Note 2 of the “Notes to Consolidated Financial Statements” for further details.
          Interest incurred totaled $12.7 million for the year ended December 31, 2010 and $8.3 million for 2009 period. No interest was capitalized in the year ended December 31, 2010 compared to $2.0 for 2009 period. During the year ended December 31, 2010, we recorded interest expense at the default rate of interest in accordance with the terms of our loan agreements. Additionally, during the third quarter of 2009, the Company ceased capitalizing interest in light of the significantly reduced development activities in Florida and the suspended development activities in South Carolina. These factors resulted in a net higher interest expense recognized in the year ended December 31, 2010 compared to 2009. Historically, the capitalized interest allocated to inventory is charged to cost of sales as land and homes are sold. Cost of sales of real estate for the year ended December 31, 2010 and 2009 did not include any significant amounts of previously capitalized interest.
          Other expense decreased to $3.9 million for the year ended December 31, 2010 from $5.4 million in 2009. The decrease was primarily due to lower impairment charges related to property and equipment held at Cypress Creek Holdings and Core recorded for the year ended December 31, 2010 compared to 2009.
          Income from discontinued operations, all of which related to Core’s Projects, increased to $2.5 million in the year ended December 31, 2010 from a loss of $15.6 million in 2009. The increase includes the impact of a gain of approximately $2.6 million recorded in connection with the sale of the Projects in June 2010.
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

Real Estate
The decrease in cost of sales of real estate excluding impairment charges was due to a decrease in sales of real estate at Core and Carolina Oak in 2009 compared to 2008.
          Selling, general and administrative expenses decreased to $16.4 million for the year ended December 31, 2009 from $20.6 million for 2008. The decrease was a result of, among other things, lower sales and marketing expenses as a result of a reduced marketing budget, lower developer expenses related to property owner associations in Tradition, Florida, lower compensation and benefits expense, and lower office related expenses. These decreases were partially offset by an increase in severance charges as a result of reductions in force at Core in 2009 and an increase in property tax expense.
          Interest incurred totaled $8.3 million for the year ended December 31, 2009 and $11.0 million for 2008. Interest capitalized totaled $2.0 million for the year ended December 31, 2009 and $8.9 million for 2008. Net interest expense increased in the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of the Company’s decision to stop the capitalization of interest in light of the significantly reduced development activities in Florida and the ceasing of development activities in South Carolina. The increase was partially offset by lower interest rates during the year ended December 31, 2009 compared to 2008. Historically, the capitalized interest allocated to inventory is charged to cost of sales. Cost of sales of real estate for the years ended December 31, 2009 and 2008 included previously capitalized interest of approximately $64,000 and $268,000, respectively.
          Interest and other income decreased to $526,000 during 2009 from $3.3 million during 2008. This decrease was primarily due to lower forfeited deposits received in 2009, and the repayment of an intersegment loan in June 2008, of which the related interest was eliminated in consolidation.
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
Real Estate Operations-Liquidity and Capital Resources
          At December 31, 2010 and December 31, 2009, Core had cash and cash equivalents of $1.0 million and $2.9 million, respectively. Cash decreased by $1.9 million during the year ended December 31, 2010 primarily due to the payment of Core’s general and administrative expenses, including legal and professional fees and severance payments in connection with the winding up of Core’s operations in Florida and South Carolina. Legal and professional fees include payments to the receiver for services related to the settlement of Core’s defaulted debt with its lenders.
          During 2009, the recession continued and the demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. The decrease in land sales in 2009 and continued cash flow deficits contributed to, among other things, the deterioration of Core’s liquidity. As a result, Core ceased all development in Tradition, Florida and Tradition Hilton Head. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land.

Real Estate
Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefore, the lender agreed not to enforce a deficiency judgment against Core and, during February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In connection therewith and in accordance with the accounting guidance for consolidation, Woodbridge recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. The deferred gain on settlement of investment in subsidiary was recognized into income in the Company’s Consolidated Statement of Operations at the time Core received its general release of liability in February 2011. See Notes 2 and 23 of the “Notes to Consolidated Financial Statements” for further information.
          In December 2010, Core and one of its subsidiaries entered agreements, including without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefor, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and, accordingly, a $13.0 million gain on debt extinguishment was recognized in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.
          In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Accordingly, the results of operations for the Projects are included in the Company’s Consolidated Statements of Operations in discontinued operations. On June 10, 2010, Core sold the Projects for approximately $75.4 million. As a result of the sale, a $2.6 million gain on sale of discontinued operations was realized in the second quarter of 2010. See Note 6 of the “Notes to Consolidated Financial Statements” for further information.
Off Balance Sheet Arrangements and Contractual Obligations
          The following table summarizes our Real Estate and Other contractual obligations (excluding Bluegreen) as of December 31, 2010 (in thousands):

		Less than 12	13-36	37-60	More than 60
Category (1)	Total	months	Months	Months	Months
Long Term Debt Obligations	$160,861	64,654	503	10,652	85,052
Operating Lease Obligations	342	251	72	19	—

Total Obligations	$161,203	64,905	575	10,671	85,052

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion. Long-term debt obligations and long-term debt obligations include defaulted loans totaling approximately $64.4 million as of December 31, 2010 of which repayment of the outstanding debt was accelerated by the lender and is currently being shown as immediately due and payable in less than 12 months. See Note 2 of the “Notes to Consolidated Financial Statements” included in Item 8 of this report for more information regarding the defaulted loans.

(2)	These amounts represent scheduled principal payments.
          In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits in accordance with accounting guidance for uncertainty in income taxes, which provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.

Real Estate
          Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions. In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At December 31, 2010 and December 31, 2009, Woodbridge had $490,000 and $527,000, respectively, in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $348,000 and $532,000 during the year ended December 31, 2009 and 2008, respectively, in accordance with the indemnity agreement for bond claims paid during the period. No reimbursements were made in the year ended December 31, 2010. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of the surety bonds exposure in connection with demands made by a municipality. Based on claims made by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. The municipality has appealed the decision.

Real Estate
Bluegreen
The Company’s consolidated financial statements for the year ended December 31, 2010 and for the Interim Period (the period from November 16, 2009, the date on which the Company acquired additional shares of Bluegreen’s common stock resulting in the Company having a controlling interest in Bluegreen, through December 31, 2009) include the results of operations of Bluegreen. Bluegreen’s results of operations are reported through two reportable segments, which are Bluegreen Resorts and Bluegreen Communities. Prior to November 16, 2009, our earnings attributable to Bluegreen were reported as part of Woodbridge other operations, which is currently included in the BFC Activities segment. Bluegreen is a separate public company, and the following discussion is derived from or includes disclosure prepared by Bluegreen’s management and included in its Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, unless noted to the contrary or the context otherwise requires, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC.
          Bluegreen’s 2010 results reflect an increased focus on its fee-based service business and its continuing efforts to improve cash flows from operations through initiatives designed to increase cash received upon sales of VOIs and to achieve selling and marketing efficiencies in its Bluegreen Resorts segment. While Bluegreen believes that its cash flows from operations and its Bluegreen Resorts business operating results reflect the success of these efforts, the Bluegreen Communities business continued to be impacted by low consumer demand for homesites. On March 24, 2011, Bluegreen announced that it has engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. There can be no assurance, however, the timing or whether Bluegreen will elect to pursue any of the strategic alternatives Bluegreen may consider, or that such alternatives, if pursued and ultimately consummated, will result in improvements to its financial condition and operating results or otherwise achieve the benefits Bluegreen expects to realize from the transaction.
          As discussed in Note 2 to our consolidated financial statements, Bluegreen adopted ASU 2009-16 and ASU 2009-17 effective January 1, 2010, which resulted in consolidation of the special purpose finance entities associated with past securitization transactions which were previously reported “off-balance sheet.” In addition to the material changes to Bluegreen’s consolidated balance sheet, the consolidation of these special purpose finance entities impacted our Consolidated Statement of Operations during 2010, by increasing Bluegreen’s interest income from VOI notes receivable and increasing interest expense on notes payable compared to prior periods. Bluegreen’s statements of operations for the years ended December 31, 2009 and 2008 and its balance sheet as of December 31, 2009 have not been retrospectively adjusted to reflect the adoption of ASU 2009-16 and ASU 2009-17. Therefore, 2010 results will not be comparable to prior period amounts, particularly with regards to: vacation ownership sales and services; interest expense and interest income.
During the year ended December 31, 2010:
•	Bluegreen generated “free cash flow” (cash flow from operating and investing activities) of $158.0 million.

•	VOI system-wide sales, which include sales of third-party developer inventory, totaled $290.3 million.

•	Bluegreen’s sales and marketing fee-based service business sold $78.8 million of third-party developer inventory and earned sales and marketing commissions of $53.0 million. Including Bluegreen’s resort management, resort title, construction management and other operations, Bluegreen’s total resort fee-based services revenues were $118.9 million in 2010.

•	Bluegreen recorded a non-cash charge of $21.2 million to increase the allowance for loan losses on its VOI notes receivable generated prior to December 15, 2008 (the date Bluegreen implemented FICO®-score based credit underwriting standards), as Bluegreen now anticipates that lower FICO® receivables may experience higher losses later in their contractual term than originally estimated.

•	Bluegreen Communities business generated a segment operating loss of $26.9 million.

•	Bluegreen successfully completed the securitization of $162.3 million of VOI notes receivable.

Real Estate
          Bluegreen believes its fee-based service business enables Bluegreen to leverage its management, sales and marketing, mortgage servicing, title and construction experience to generate fee-based-service relationships with third parties. Bluegreen’s provision of these services requires significantly less capital investment than its traditional vacation ownership business. Bluegreen began selling and marketing third party vacation ownership inventory in July of 2009, and during 2010, Bluegreen sold $78.8 million, of third-party inventory and earned sales and marketing commissions of approximately $53.0 million. At December 31, 2010, Bluegreen had six fee-based sales and marketing service contracts as compared to four at December 31, 2009. In addition to the sales and marketing of third-party VOIs, Bluegreen also generated fee-based income by providing resort and reservation management services, title services, construction consulting services (where Bluegreen manages the construction, design and development of VOI inventory for third parties), and mortgage servicing of the VOI notes originated from the sales of certain of the third-party VOIs. Bluegreen’s goal is for fee-based services to become an increasing portion of its resorts business over time, however, there is no assurance that this will be the case.
          Additionally, consistent with Bluegreen’s initiatives to improve liquidity, Bluegreen further increased both the percentage of its sales that are 100% cash and its average down payment on financed sales. Including down payments received on financed sales, 54% of Bluegreen’s sales were received in cash within approximately 30 days from the contract date in 2010. Refer to Liquidity and Capital Resources section below for additional information.
          Bluegreen believes that its other resort fee-based services and finance operations represent recurring cash-generating sources of income which do not require material liquidity support from the credit markets. Bluegreen also believes, based on anticipated sales levels, that it has adequate timeshare inventory to satisfy its projected sales for a number of years. However, Bluegreen Resorts’ sales and marketing operations are materially dependent on the availability of liquidity in the credit markets, as further discussed in the Liquidity and Capital Resources section below. Due to a significant reduction of liquidity in the receivable-backed credit markets commencing in the fourth quarter of 2008, and due to Bluegreen’s continued desire to manage efficiencies of its timeshare marketing costs, Bluegreen purposely and significantly reduced its sales volumes in the fourth quarter of 2008 and thereafter. Since that time, Bluegreen has and intends to continue to adjust its sales volumes based on available liquidity in the receivable credit markets, its level of cash sales and its ability to achieve desired levels of marketing efficiencies.
          Bluegreen’s Communities business has been, and continues to be, adversely impacted by the deterioration in the real estate markets. Bluegreen has experienced a material decrease in demand, and a significant decrease in sales volume. Bluegreen has significantly reduced prices on certain of its homesites in an attempt to increase sales activity. During 2010, Bluegreen recorded non-cash impairment charges of $14.9 million to write down the carrying amount of certain phases of its communities properties to their estimated fair value less cost to sell. On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including the possible sale of the division. There can be no assurance, however, regarding the timing or whether Bluegreen will elect to pursue any of the strategic alternatives Bluegreen may consider, or that any such alternatives, if pursued and ultimately consummated, will result in improvements to Bluegreen’s financial condition and operating results or otherwise achieve the benefits it may expect to realize from the transaction. In the event that adverse conditions in the real estate market continue or deteriorate further, the carrying value of its Bluegreen Communities inventory would be reevaluated and could result in additional material impairment charges. Impairment charges may also be required to the extent that additional market information obtained during the strategic review process indicates that the carrying value of Bluegreen’s Communities inventory exceeds its fair value.
          Bluegreen has historically experienced and expect to continue to experience seasonal fluctuations in its gross revenues and results of operations. This seasonality may result in fluctuations in its quarterly operating results. Although Bluegreen typically sees more potential customers at its sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that Bluegreen uses the percentage-of-completion method of accounting.
          Bluegreen believes that relatively high unemployment in the United States and adverse economic conditions in general have adversely impacted, and may continue to adversely impact, the performance of its notes receivable portfolio in the form of relatively higher defaults and lower prepayment rates than have historically been experienced. Bluegreen’s estimates regarding its allowance for loan losses involves interpretation of historical data, assumptions relative to the impact of loan seasoning, prepayments and estimates of the effect of the higher default experience over the past two years on remaining performance. To the extent that these estimates change, Bluegreen’s results of

Real Estate
operations could be adversely affected. As a result of changes in Bluegreen’s estimates related to the future performance of loans originated prior to its implementation of FICO® score-based credit underwriting standards in December 2008, during 2010 Bluegreen recorded charges of $21.2 million. Bluegreen anticipates that its FICO® score-based credit underwriting standards on new loan originations which were implemented in December 2008 and enhanced in January 2010 and higher levels of customer equity in the existing loan portfolio will have a favorable impact on the performance of the portfolio over time, although there is no assurance that this will be the case. While Bluegreen believes its notes receivable are adequately reserved at this time, there can be no assurance that future defaults will occur at expected levels. If the future performance of its loans varies from Bluegreen’s expectations and estimates, additional charges may be required in the future.
          Bluegreen reviews financial information, allocates resources and manages its business as two segments, Bluegreen Resorts and Bluegreen Communities. The information reviewed is based on internal reports and excludes an allocation of general and administrative expenses attributable to corporate overhead. The information provided is based on a managements approach and is used by us for the purpose of tracking trends and changes in results. It does not reflect the actual economic costs, contributions or results of operations of the segments as stand-alone businesses. If a different basis of presentation or allocation were utilized, the relative contributions of the segments might differ but the relative trends, in Bluegreen’s view, would likely not be materially impacted.

Real Estate
Bluegreen Segments Financial Results
          The following tables include Bluegreen’s financial results for the year ended December 31, 2010 and the Bluegreen Interim Period (from November 16, 2009 to December 31, 2009). No comparative analysis was performed as Bluegreen’s results prior to November 16, 2009 are not included in the financial results below, but rather our earnings attributable to Bluegreen were reported in our BFC Activities segment.
Twelve months Ended December 31, 2010

	Bluegreen Resorts		Bluegreen Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sale	Amount	of Sale	Amount	of Sale
	( in thousands, except percentage)
System-wide sales (1)	$290,280		12,003		302,283
Changes in sales deferred under timeshare accounting rules	818		—		818
Estimated uncollectible VOI notes receivable	(24,441)		—		(24,441)

System-wide sales, net	266,657	100%	12,003	100%	278,660	100%

Less: Sales of third party VOIs	(78,805)	-30%	—	—	(78,805)	-28%
Adjustment to allowance for loan losses	(21,228)	-8%	—	—	(21,228)	-8%

Sales of real estate	166,624	62%*	12,003	100%	178,627	64%*
Cost of real estate sales	(19,862)	-11%*	(23,552)	-196%	(43,414)	-22%*

Gross profit	146,762	89%	(11,549)	-96%	135,213	78%
Fee-based sales commission	52,966	20%	—	—	52,966	19%
Other resort fee-based services revenue	65,979	25%	—	—	65,979	24%
Other revenues	—	—	1,696	14%	1,696	1%
Cost of other operations	—	—	(3,514)	-29%	(3,514)	-1%
Cost of other resort fee-based services	(46,863)	-18%	—	—	(46,863)	-17%
Selling and marketing expenses	(139,770)	-52%	(4,684)	-39%	(144,454)	-52%
Segment general and administrative expenses(2)	(15,341)	-6%	(8,839)	-74%	(24,180)	-9%

Segment operating profit	$63,733	24%	(26,890)	-224%	36,843	13%

*	Percentages for cost of real estate sales and gross profit are calculated as a percentage of sales of real estate.

(1)	Includes sales of VOI’s made on behalf of third parties, which are effected through the same process as the sale of Bluegreen’s vacation ownership inventory, and involve similar selling and marketing costs.

(2)	General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $42.5 million for the Bluegreen Interim Period. (See “Corporate General and Administrative Expenses” below for further discussion).

Real Estate
Bluegreen Interim Period:

	Bluegreen Resorts		Bluegreen Communities		Total
		Percentage		Percentage		Percentage
	Amount	of Sale	Amount	of Sale	Amount	of Sale
	( in thousands, except percentage)
	(As Revised)				(As Revised)
System-wide sales (1)	$29,538		3,139		32,677
Estimated uncollectible VOI notes receivable	(3,041)		—		(3,041)

System-wide sales, net	26,497	100%	3,139	100%	29,636	100%

Less: Sales of third party VOIs
Adjustment to allowance for loan losses	(8,875)	-33%	—	—	(8,875)	-30%

Sales of real estate	17,622	67%	3,139	100%	20,761	70%
Cost of real estate sales	(3,118)	-18%*	(1,788)	-57%	(4,906)	-24%*

Gross profit	14,504	82%*	1,351	43%	15,855	76%*
Fee-based sales commission	5,354	20%	—	—	5,354	18%
Other resort fee-based services revenue	5,239	20%	—	—	5,239	18%
Other revenues	—	—	593	19%	593	2%
Cost of other operations	—	—	(1,480)	-47%	(1,480)	-5%
Cost of other resort fee-based services	(3,538)	-13%	—	—	(3,538)	-12%
Selling and marketing expenses	(14,334)	-54%	(1,023)	-33%	(15,357)	-52%
Segment general and administrative expenses (2)	(1,441)	-5%	(2,715)	-86%	(4,156)	-14%

Segment operating profit	$5,784	22%	(3,274)	-104%	2,510	8%

*	Percentages for cost of real estate sales and gross profit are calculated as a percentage of sales of real estate.

(1)	Includes sales of VOI’s made on behalf of third parties, which are effected through the same process as the sale of Bluegreen’s vacation ownership inventory, and involve similar selling and marketing costs.

(2)	General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $4.0 million for the Bluegreen Interim Period. (See “Corporate General and Administrative Expenses” below for further discussion).
Bluegreen Resorts — Year ended December 31, 2010 compared to the Interim Period December 31, 2009
Resort Sales and Marketing
          System-wide sales of VOIs. System-wide sales of VOIs, include sales of Bluegreen-owned VOIs as well as sales of VOIs made on behalf of third parties. Bluegreen began selling and marketing vacation ownership inventory on behalf of third parties for a fee (one of our “fee-based services”) in July of 2009. The sales on behalf of third parties are transacted through the same selling and marketing process used to sell its owned VOI inventory.

Real Estate
The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of outside developers for a fee for the periods indicated. The information is provided before giving effect to the percentage-of-completion method of accounting and the deferral of sales in accordance with timeshare accounting rules:

	For the Year Ended
	2010	Interim Period
Number of sales offices at period-end	20	21
Number of Bluegreen VOI sales transactions	18,504	1,625
Number of sales made on behalf of outside developers for a fee	6,526	694
Total number of VOI sales transactions	24,930	2,319
Average sales price per transaction	$12,006	11,703
Number of total prospectus tours	160,281	16,140
Sale-to-tour conversion ratio — total prospects	15.6%	14.4%
Number of new prospects tours	92,847	5,974
Sale-to-tour conversion ratio — new prospects	10.6%	10.9%
          Sales of Real Estate. Sales of Bluegreen Resorts real estate were $166.6 million in 2010. Sales of Bluegreen Resorts real estate represent sales of Bluegreen owned VOIs, as adjusted by changes in sales deferred under timeshare accounting rules, the impact of estimated uncollectible VOI notes receivable and adjustment to allowance for loan losses described below.
          Sales of Bluegreen-owned VOIs are impacted by the timing of when a sale meets the criteria for revenue recognition. Sales of Bluegreen-owned VOIs that do not meet the revenue recognition criteria as of the end of a period are deferred to a future period until such time as the revenue recognition criteria are met. During 2010, due to timing of revenue recognition Bluegreen realized a net recognition of approximately $0.8 million of sales, due to the timing of revenue recognition.
          VOI revenue is reduced by Bluegreen’s estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period, and changes in Bluegreen’s estimates of future note receivable performance for newly originated loans and the future performance of its existing loan portfolio. During the years ended December 31, 2010, Bluegreen reduced revenue by $24.4 million for the estimated future uncollectibles on loans originated in these periods.
          Additionally, during 2010, Bluegreen recorded charges of $21.2 million to increase its allowance for uncollectible notes receivable in connection with the lower FICO® score loans generated prior to November 1, 2008, the date at which Bluegreen implemented FICO® score-based credit standards. In connection with Bluegreen’s analysis of loan performance performed during 2010, Bluegreen concluded that these lower FICO® score loans have not experienced the same benefit of seasoning as other loans in the same vintage historically have, thus resulting in the probability of higher future defaults on such loans. While Bluegreen believes its notes receivable are adequately reserved at this time, there can be no assurance that defaults have stabilized or that they will not increase.
          Sales of Bluegreen Resorts real estate (prior to changes in sales deferred under timeshare accounting rules, the impact of estimated uncollectible VOI notes receivable and adjustment to allowance for loan losses described above) were $211.5 million in 2010.
          Cost of Real Estate Sales. Bluegreen Resorts’ cost of sales was $19.9 million in 2010. Cost of sales varies between periods based on the sales volumes, the relative costs of the specific VOIs sold in each respective period and the size of the point packages of the VOIs sold. Additionally, cost of sales during 2010 was impacted by the decrease in the overall carrying cost of Bluegreen’s VOI inventory due to the adoption of ASU 2009-16 and ASU 2009-17, effective January 1, 2010. In addition, the increase in Bluegreen’s loan loss reserve during 2010 impacted Bluegreen’s future projected product margins, which decreased the carrying cost of inventory in accordance with applicable timeshare accounting rules.

Real Estate
          During the year ended December 31, 2010, Bluegreen Resorts’ gross profit percentage was 89%. The gross profit percentage during 2010 was affected by the carrying cost of Bluegreen’s VOI inventory as a result of the adoption of the new accounting standards on January 1, 2010 as described above.
          Fee-Based Sales Commission Revenue. As described above, in July 2009, Bluegreen began selling and marketing third parties’ vacation ownership inventory for a fee. Bluegreen earned commissions for the sales of third-party inventory upon the closing of the respective sales transaction.
          During the year ended December 31 2010, Bluegreen sold $78.8 million of third-party developer inventory and earned sales and marketing commissions of $53.0 million. Based on an allocation of selling, marketing and segment general and administrative expenses to these sales, Bluegreen believes it generated approximately $10.8 million in pre-tax profits by providing these sales and marketing fee-based services during the year ended December 2010. Bluegreen anticipates that fee-based services will be a greater portion of its revenues in the future, although there is no assurance that this will be the case.
          Selling and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts were $139.8 million during 2010. Selling and marketing expenses in 2010 reflected expanded marketing activity consistent with the increase in Bluegreen’s system-wide sales of VOIs. As a percentage of system-wide sales, net, selling and marketing expenses was 52% during 2010. Overall sale-to-tour ratios decreased slightly during 2010 and sales to owners, which carry a relatively lower marketing cost, accounted for 58% of system-wide sales during 2010.
          General and Administrative Expenses. General and administrative expenses for Bluegreen Resorts were $15.3 million during 2010. General and administrative expenses for Bluegreen Resorts during 2010 includes additional spending required to support the increased level of sales activity. As a percentage of system-wide sales, net, general and administrative expenses was at 6% during 2010.
Other Resort Fee-Based Services
The following sets forth the pre-tax profit generated by Bluegreen’s other resort fee-based services (in thousands):

	For the Year Ended
	2010	Interim Period
Fee-based management services	$24,756	2,725
Title operations	7,182	442
Net carrying cost of developer inventory	(8,561)	(392)

Other	(4,261)	(313)

Total	$19,116	2,462

          Other Resort Fee-Based Services Revenue. Bluegreen’s other resort fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services for VOI transactions. In exchange for fees, Bluegreen provides management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of the Club Resorts and Club Associate Resorts. In connection with Bluegreen’s management services provided to Bluegreen Vacation Club, Bluegreen manages the club reservation system, and provides owner services as well as billing and collections services.
          Revenues generated by other resort fee-based services were $66.0 million during 2010. Revenues related to other resort fee-based services in 2010 reflects additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. As of December 31, 2010, Bluegreen managed 41 timeshare resort properties and hotels. Additionally, Bluegreen’s revenues related to title services increased due to a reduction in its processing back-log and the increase in the number of system-wide VOI sales transactions.

Real Estate
          Bluegreen intends to continue to pursue its efforts to provide resort management and title services to resort developers and others, on a cash-fee basis. While there is no assurance that Bluegreen will be successful, Bluegreen hopes that this will become an increasing portion of its business over time.
          Cost of Other Resort Fee-Based Services. Cost of other resort fee-based services was $46.9 million in 2010. The cost during 2010 includes additional service volumes as described above. Additionally, the carrying costs of Bluegreen’s VOI inventory includes maintenance fees and developer subsidies on VOIs in Bluegreen-owned inventory, paid to the property owners’ associations that maintain the resorts. Bluegreen partially mitigates this expense, to the extent possible, through the rental of its owned VOIs. Accordingly, the net carrying cost of developer inventory fluctuates with the number of VOIs Bluegreen holds and the number of resorts subject to developer subsidy arrangements, as well as revenue realized from rental and sampler activity. During 2010, the carrying cost of Bluegreen’s developer inventory totaled approximately $20.5 million and was offset by rental and sampler revenues, net of expenses, of $11.9 million during 2010.
Bluegreen Communities — Year ended December 31, 2010 compared to the Interim Period
          The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the periods indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

	Year ended
	December 31,	Interim
	2010	Period
Number of homesites sold	239	50
Average sales price per homesite	$61,071	$66,004
          Sales at Bluegreen Communities have been, and continue to be, adversely impacted by the weakening of the economy in general and the deterioration of the real estate markets, in particular. Bluegreen has experienced continued low demand, especially for its higher priced premium homesites. In response to the deterioration in the real estate markets and in order to stay competitive in certain markets where its competitors have in certain communities aggressively reduced prices, Bluegreen has significantly reduced prices on completed homesites. In addition, during 2009, Bluegreen substantially sold out of certain of its communities, which also contributed to the decrease in sales in 2010.
          On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including the possible sale of the division. There can be no assurance regarding the timing or success these efforts, or that any such alternatives, if pursued and ultimately consummated, will improve Bluegreen’s financial condition and operating results or otherwise achieve the benefits it may expect to result from the transaction. In the event that adverse conditions in the real estate market continue or deteriorate further, the carrying value of Bluegreen Communities’ inventory would be reevaluated and could result in additional material impairment charges. Impairment charges may also be required to the extent that additional market information obtained during the strategic review process indicates that the carrying value of Bluegreen’s Communities inventory exceeds its fair value.
          Bluegreen Communities’ sales during 2010 reflected the application of the percentage-of-completion method of accounting. Excluding the impact of percentage-of-completion method of accounting, Bluegreen Communities sales during 2010 decreased.
          Bluegreen Communities’ homesite inventory consists of substantially completed homesites held for sale and land held for the future development of additional homesites. As a result of Bluegreen’s continued depressed sales volume, reduced prices, and the impact of current sales levels on the forecasted sell-out period of its projects, during the year ended December 31, 2010, Bluegreen recorded non-cash charges to cost of real estate sales of approximately $14.9, net of purchase accounting adjustments, to write-down the carrying amount of certain phases of its properties to their estimated fair value, less costs to sell, if applicable. Bluegreen calculated the estimated fair value less costs to sell of these properties based on its analysis of their estimated future cash flows, discounted at rates commensurate with the inherent risk. Bluegreen estimated future cash flows based upon what they believe to be market participants’

Real Estate
expectations of future performance, given current and projected forecasts of the economy and real estate markets in general as well as the forecasted sell-out periods for each community. As of December 31, 2010, Bluegreen evaluated the carrying value of its Bluegreen Communities inventory (carrying value was $78.2 million, net of purchase accounting adjustments, as of December 31, 2010) based upon the probability-weighted average cash flows at various outcomes, including to develop and sell such inventory as retail homesites or to execute on various strategic alternatives which Bluegreen may pursue in the near term. Based on the sales prices currently being realized on its homesites and forecasts of sales pace, Bluegreen believes that its Bluegreen Communities’ inventory carrying value is appropriate. Should the adverse conditions in the real estate markets where Bluegreen operates continue longer than forecasted or deteriorate further, or if its performance does not otherwise meet Bluegreen’s expectations, or estimates change as they explore strategic alternatives, additional material charges may be recorded.
          In addition to the inventory charges described above, during 2010, Bluegreen Communities’ gross margins were negatively impacted by additional reductions in sales prices of certain completed homesites. Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period.
          Other operations of Bluegreen Communities’ business historically included the operation of several daily fee golf courses, as well as realty resale operations at several of our residential land communities. On December 30, 2009, Bluegreen sold four of its golf courses located in North Carolina and Virginia and have reported the operating results of these golf courses as discontinued operations. Bluegreen continues to own and operate two golf courses.
          During 2010 Bluegreen continued to focus its marketing efforts on internet, billboards, and regionally based advertising. While Bluegreen believes this focus will lead to an increase in interest in its properties, Bluegreen continues to experience relatively lower sales conversion rates. Bluegreen Communities’ total selling and marketing expenses during 2010 remained level with the expenses incurred during 2009. As a percentage of sales, selling and marketing expenses were 39% during 2010 representing an increase over historical amounts. The increase in selling and marketing expenses as a percentage of sales in 2010 is the result of lower sales in 2010.
          Bluegreen Communities’ general and administrative expenses during 2010 included costs to settle litigation and a higher proportion of real estate taxes being expensed as incurred rather than capitalized into inventory due to reduced construction and development spending.
Finance Operations
          As of December 31, 2010, Bluegreen’s finance operations included the excess interest spread earned on $668.4 million of notes receivable. This amount reflects the consolidation on January 1, 2010 of notes receivable held by special purpose finance entities that were previously not consolidated by Bluegreen in accordance with then-prevailing generally accepted accounting principles.

Real Estate
          Profit from Notes Receivable Portfolio and Mortgage Servicing Operations. The following table details the sources of income and related expenses associated with Bluegreen’s notes receivable portfolio (in thousands):

	For the Year Ended
	2010	Interim Period
Interest income:
VOI notes receivable	$93,425	10,169
Retained interest on notes receivable sold	—	2,027
Other	189	(14)

Total interest income	93,614	12,182

Servicing fee income
Fee-based services	191	—

Total income	93,805	12,182

Interest expense:
Receivable-backed notes payable	42,289	5,328
Cost of mortgage servicing operations	2,349	—

Total expense	44,638	5,328

	$49,167	6,854

          Interest income on notes receivable during 2010 reflects a higher average balance of Bluegreen’s vacation ownership notes receivable and to a lesser extent, higher interest rates charged on timeshare loans originated after November 1, 2008. As discussed above, the average balances of Bluegreen’s notes receivable increased during 2010 as a result of the consolidation of notes receivable held by seven of Bluegreen’s special purpose finance entities that were previously reported “off-balance-sheet.” Accordingly, Bluegreen previously did not recognize interest income on such notes receivable, but instead recognized interest income through the accretion of interest on its retained interests in the notes held by these entities.
          Mortgage Servicing Operations. Bluegreen’s mortgage servicing operations include processing payments, and collection of notes receivable owned by Bluegreen, as well as on notes receivable owned by third parties. In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of its VOI notes receivable through its various credit facilities, as well as perform monthly reporting activities for Bluegreen’s lenders and receivable investors. Prior to the adoption of ASU 2009-16 and ASU 2009-17 on January 1, 2010, Bluegreen recognized servicing fee income for providing mortgage servicing for notes receivable that had been sold to off-balance-sheet special purpose finance entities and for providing loan services to third-party portfolio owners on a cash-fee basis. Effective January 1, 2010, Bluegreen ceased recognizing servicing fee income for providing mortgage servicing to its special purpose finance entities as such entities are now consolidated by Bluegreen. While Bluegreen still receives mortgage servicing fees for servicing its securitized notes receivable, these amounts are now accounted for as a component of interest income.
          During 2010, servicing fee income represented mortgage servicing fees earned for servicing the loan portfolio of a third-party developer in connection with one of Bluegreen’s fee-based services arrangements. As of December 31, 2010, the total amount of notes receivable serviced by Bluegreen under this arrangement was $23.8 million.
          Interest Expense. Interest expense on receivable-backed notes payable in 2010 reflects a higher average debt balance of additional non-recourse receivable-backed debt recorded on Bluegreen’s balance sheet as a result of the consolidation of seven special purpose finance entities as of January 1, 2010. As of December 31, 2010, the outstanding balance of the non-recourse receivable-backed debt previously reported “off-balance sheet” was $328.6 million.

Real Estate
          Bluegreen’s other interest expense, which is mainly comprised of interest on lines of credit and notes payable and our subordinated debentures, was $22.6 million during 2010.
          Other interest expense during 2010 reflects a lower average debt balance as a result of the repayment of Bluegreen’s lines-of-credit and notes payable and lower interest rates on its junior subordinated debentures, which was offset by higher interest rates on certain extensions to its existing debt agreements.
          Bluegreen’s effective cost of borrowing was 7.46% during 2010.
          A portion of Bluegreen’s interest expense, which directly relates to interest on development spending, is capitalized to construction in progress. Interest expense capitalized to construction in progress varies based upon the amount of construction and development spending during the period. Total interest expense capitalized to construction in progress was insignificant during 2010 due to a significantly reduced level of construction and development spending during the period.
Corporate General and Administrative Expenses. Bluegreen’s corporate general and administrative expenses consist primarily of expenses associated with administering the various support functions at its corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Overall corporate and general administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. In addition, consistent with Bluegreen’s segment reporting treatment, changes in the payroll accrual between reporting periods for the entire company are recorded as corporate general and administrative expense. Corporate general and administrative expenses, excluding mortgage servicing operations, were $42.5 million for 2010, which reflected lower litigation costs, the benefit of higher than expected forfeitures on certain stock grants and lower company-wide benefit costs.
Non-controlling Interests in Income of Consolidated Subsidiary. Bluegreen includes the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC (the “Subsidiary”), its 51%-owned subsidiary, in its consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of Bluegreen’s consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in the Subsidiary. Non-controlling interests in income of consolidated subsidiary was $8.8 million for 2010.
Provision (Benefit) for Income Taxes. Bluegreen’s annual effective tax rate has historically ranged between 35% and 40%, based upon the mix of taxable earnings among the various states in which Bluegreen operates.
Bluegreen’s Liquidity and Capital Resources
     Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from its residual interests in such transactions, (iv) cash from finance operations, including principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites and mortgage servicing fees, and (v) net cash generated from sales and marketing fee-based services and other resort fee-based services, including its resorts management operations, and other communities operations.
     Sales of VOIs accounted for 96% of Bluegreen’s system-wide sales during 2010. As a result of initiatives implemented in the fourth quarter of 2008, Bluegreen has in recent years realized higher down payments and a higher percentage of cash sales in connection with VOI sales compared to prior years. Including down payments received on financed sales, 54% of Bluegreen’s VOI sales were paid in cash within approximately 30 days from the contract date.
     While the vacation ownership business has historically been capital intensive, Bluegreen’s principal goals in the current environment are to emphasize the generation of “free cash flow” (defined as cash flow from operating and

Real Estate
investing activities) by i) incentivizing its sales associates to generate higher percentages of Bluegreen’s sales in cash compared to historical levels; ii) maintaining sales volumes that allow it to focus on what Bluegreen believes to be the most efficient marketing channels available to it; iii) minimizing capital and inventory expenditures; and iv) utilizing its sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for Bluegreen.
          Historically, Bluegreen’s business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon Bluegreen providing financing to its buyers. Bluegreen’s ability to sell and/or borrow against its notes receivable from VOI buyers is a critical factor in its continued liquidity. When Bluegreen sells VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these vacation ownership receivables is a critical factor in Bluegreen’s ability to meet its short and long-term cash needs. Historically, Bluegreen has relied on its ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in its receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into new markets has historically required Bluegreen to incur debt for the acquisition, construction and development of new resorts. Although Bluegreen believes that it currently has adequate completed VOIs in inventory to satisfy its needs for the next several years, and therefore, expect acquisition and development expenditures to remain at current levels in the near future, Bluegreen may decide to acquire or develop more inventory in the future, which would increase its acquisition and development expenditures and may require it to incur additional debt.
          During 2010, Bluegreen successfully renewed and extended several of its existing credit facilities. Bluegreen also entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona and a $20.0 million timeshare receivables purchase facility with Quorum Federal Credit Union. Additionally, Bluegreen successfully completed two securitization transactions. In September of 2010, Bluegreen securitized $36.1 million of the lowest FICO® score loans previously financed by the BB&T purchase facility for gross proceeds of $24.3 million and in December of 2010, Bluegreen securitized an additional $126.2 million of its higher-FICO® score loans for gross proceeds of $107.6 million, a portion of which was used to repay all amounts then outstanding under the Company’s existing receivables purchase facility with BB&T.
          The challenging credit markets have negatively impacted Bluegreen’s financing activities in recent years compared to historical levels. While the credit markets appear to be recovering and Bluegreen consummated term securitizations and entered into new financing facilities during 2010, the number of banks and other finance companies in the market which provide “warehouse” lines of credit for timeshare receivables has decreased. There is no assurance that Bluegreen will be able to renew its existing receivable-backed lines of credit when their current advance periods expire or secure new future financing for its VOI notes receivable on acceptable terms, if at all. In addition, the securitization market has become unavailable for extended periods of time in the past and there can be no assurances that it will not become unavailable to Bluegreen in the future.
          Further, while Bluegreen may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, there is no assurance that such financing will be available to Bluegreen on favorable terms or at all. If Bluegreen’s efforts are unsuccessful, its liquidity would be significantly adversely impacted. In light of the current trading price of Bluegreen’s common stock, financing involving the issuance of Bluegreen’s common stock or securities convertible into its common stock would be highly dilutive to Bluegreen’s existing shareholders.
          Bluegreen’s levels of debt and debt service requirements have several important effects on its operations, including the following: (i) Bluegreen’s significant cash requirements to service debt reduces the funds available for operations and future business opportunities and increases its vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) Bluegreen’s leverage position increases its vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to Bluegreen’s indebtedness requires Bluegreen to meet certain financial tests and restrict its ability to, among other things, borrow additional funds, dispose of assets, make investments, or pay cash dividends on or repurchase common stock; and (iv) Bluegreen’s leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of Bluegreen’s financing arrangements materially limit its ability to pay cash dividends on its common stock or its ability to repurchase shares in

Real Estate
the near term. Certain of Bluegreen’s competitors operate on a less leveraged basis and have greater operating and financial flexibility than Bluegreen.
Credit Facilities
          The following is a discussion of Bluegreen’s material purchase and credit facilities, including those that were important sources of its liquidity as of December 31, 2010. These facilities do not constitute all of Bluegreen’s outstanding indebtedness as of December 31, 2010. Bluegreen’s other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.
Credit Facilities for Bluegreen Receivables with Future Availability
          Bluegreen maintains various credit facilities with financial institutions that provide receivable financing for its operations. Bluegreen had the following credit facilities with future availability as of December 31, 2010 (in thousands):

				Advance
		Outstanding	Availability	Period	Borrowing
		Balance	as of	Expiration;	Rate; Rate as
	Borrowing	As of December	December 31,	Borrowing	of December
	Limit	31, 2010	2010	Maturity	31, 2010
BB&T Purchase Facility(1)	$75,000	$—	$75,000	December 2011; September 2023	Prime Rate +2.00%(2); 5.25%%
Quorum Facility	20,000	108	19,892	December 2011; December 2030	8.00%

	$95,000	$108	$94,892

Bluegreen had the following credit facilities with future availability as of February 28, 2011 (in thousands):

		Outstanding
		Balance	Availability	Advance Period	Borrowing Rate;
		As of	as of	Expiration;	Rate as of
	Borrowing	February 28,	February	Borrowing	February 28,
	Limit	2011	28, 2011	Maturity	2011
BB&T Purchase Facility(1)	$75,000	$1,026	$73,974	December 2011; September 2023	Prime Rate +2.00%(2); 5.25%
Quorum Facility	20,000	706	19,294	December 2011; December 2030	8.00%
NBA Receivables Facility(3)	20,000	17,290	2,710	June 2011; June 2018	LIBOR+5.25%; 6.75%(5)
Liberty Bank Facility(4)	60,000	46,978	13,022	February 2013; February 2016	Prime Rate +2.25%; 6.50%(6)

	$175,000	$66,000	$109,000

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	The borrowing rate is subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, subject to a maximum interest rate of the Prime Rate plus 3.5%, once the facility equals or exceeds $50.0 million.

Real Estate

(3)	We have received a term sheet to amend our existing National Bank of Arizona (“NBA”) facility to allow us to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. There can be no assurances that we will close on this amendment on favorable terms, if at all.

(4)	In February of 2011, we revised the terms of and extended the revolving advance period of the Liberty Bank Facility with certain existing participants in the Liberty-led syndicate. In addition to the $ 47.0 million outstanding to the extending participants reflected in this table, an additional $ 17.4 million is outstanding as of February 28, 2011 to the other participants. This amount outstanding to the other participants does not reduce the availability under the extended Liberty Bank Facility. See Other Outstanding Receivable-Backed Notes Payable below for further information regarding the terms of this amendment and extension.

(5)	Interest charged on this facility is subject to a floor of 6.75%

(6)	Interest charged on this facility is subject to a floor of 6.50%
BB&T Purchase Facility. Bluegreen has a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). The BB&T Purchase Facility provides a revolving advance period through December 17, 2011. The interest rates on future advances under the facility are the Prime Rate plus 2.0%, subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, subject to a maximum interest rate of the Prime Rate plus 3.5%, once the facility equals or exceeds $50.0 million. Additionally, Bluegreen receive all of the excess cash flows generated by the timeshare receivables transferred to BB&T under the facility (excess meaning after customary payment of fees, interest and principal under the facility). The BB&T Purchase Facility provides for the financing of its timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility.
          While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on Bluegreen’s balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.
          As of December 31, 2010, the entire $75.0 million facility was available to be drawn upon, subject to eligible collateral and what Bluegreen believes to be customary terms and conditions.
          Quorum Facility. On December 22, 2010, we entered into a new timeshare receivables purchase facility (the “Quorum Facility”) with Quorum Federal Credit Union (“Quorum”). The Quorum Facility allows for the sale of timeshare notes receivable on a non-recourse basis, pursuant to the terms of the facility and subject to certain conditions precedent. Quorum has agreed to purchase eligible timeshare receivables or certain of its subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The terms of the Quorum Facility reflect an 80% advance rate and at a program fee rate of 8% per annum through August 31, 2001, and at terms to be agreed upon through December 22, 2011. Eligibility requirements for receivables sold include, amongst others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Facility contemplates the ability of Quorum to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Bluegreen will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payment of fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).
Other Outstanding Receivable-Backed Notes Payable
          Bluegreen has outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. Bluegreen had the following outstanding balances under such credit facilities as of December 31, 2010 (in thousands):

Real Estate

	Balance as of		Borrowing Rate;
	December 31,	Borrowing	Rate as of December
	2010	Maturity	31, 2010
Liberty Bank Facility	$67,514	August 27, 2014	Prime + 2.25%; 6.50% (1)
GE Bluegreen/Big Cedar Facility	23,877	August 16, 2016	30 day LIBOR+1.75%; 2.01%
Legacy Securitization (2)	22,960	September 2, 2025	12%(2)
RFA Receivables Facility	3,159	February 15, 2015	30 day LIBOR+4.00%; 4.26%
NBA Receivable Facility	18,351	September 30, 2017	30 Day LIBOR + 5.25%; 6.75% (3)
Non-recourse Securitization Debt	436,271	Varies	Varies

	$572,132

(1)	Interest charged on this facility is subject to a floor of 6.50%

(2)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.6 million.

(3)	Interest charged on this facility is subject to a floor of 6.75%
          Liberty Bank Facility. As of December 31, 2010, Bluegreen had a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“Liberty Bank Facility”). During 2010, Bluegreen pledged $27.6 million of VOI notes receivable to this facility and received cash proceeds of $27.4 million. Bluegreen also repaid $18.9 million on the facility. As of December 31, 2010, Bluegreen had no availability under the facility as the revolving advance period has expired.
          In February of 2011, Bluegreen revised the terms of and extended the Liberty Bank Facility. The revised $60.0 million facility (“New Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to terms and conditions Bluegreen believes to be customary for transactions of this type. Availability under the New Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the existing Liberty Bank Facility. At February 28, 2011, the time of the transaction, such currently outstanding amounts under the existing Liberty Bank Facility were approximately $47.0 million, therefore, initial availability under the New Liberty Bank Facility was approximately $13.0 million, but as outstanding amounts on the existing facility amortize over time, the New Liberty Bank Facility will revolve up to $60.0 million, subject to eligible collateral and customary terms and conditions. Principal and interest will be paid as cash is collected on the pledged receivables, with the remaining balance due in February 2016.
          Indebtedness under the New Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.50%.
          As a result of the significant non-cash charges associated with loan loss reserves and Communities’ inventory impairments as of December 31, 2010, Bluegreen would have been in violation of one of the original net worth covenants under the Liberty Bank Facility as of that date. However, in March 2011, Liberty Bank confirmed that the covenants contained in the New Liberty Bank Facility superseded the covenants contained in the original facility. Bluegreen was in compliance with all applicable covenants as of December 31, 2010.
          The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under

Real Estate
this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%. During 2010, Bluegreen repaid $8.9 million on this facility.
          Legacy Securitization. In September 2010, Bluegreen completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to November 1, 2008, the date that Bluegreen implemented its FICO® score-based credit underwriting program, and had FICO® scores below 600.
          In this securitization, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to Bluegreen of $24.3 million (before fees and reserves and expenses believed to be customary for transactions of this type), which was used to repay a portion of the outstanding balance under the BB&T Purchase Facility.
          Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During 2010, Bluegreen repaid $1.7 million of the outstanding balance on the Legacy Securitization notes payable.
          NBA Receivables Facility. In September, 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides for an 85% advance on $23.5 million of eligible receivables, all of which were pledged under the facility at closing, subject to terms and conditions which Bluegreen believes to be customary for facilities of this type. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance due in September 2017. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of December 31, 2010). During 2010, Bluegreen repaid $1.6 million on this facility.
          Bluegreen received a term sheet from NBA to amend its existing facility to allow them to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. There can be no assurances that Bluegreen will close on this amendment on favorable terms, if at all.
Receivable-Backed Notes Payable Previously Reported as Off-Balance-Sheet — Non-Recourse Securitization Debt
          See Note 23 to the Consolidated Financial Statements for information related to the debt obligations that were previously reported off-balance-sheet.

Real Estate
Credit Facilities for Bluegreen Inventories without Existing Future Availability
Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by our Resorts or Communities inventories. As of December 31, 2010, these included the following significant items (in thousands):

	Balance as of		Borrowing Rate;
	December 31,	Borrowing	Rate as of
	2010	Maturity(1)	December 31, 2010
RFA AD&C Facility	$52,264	Varies by loan (2)	30 day LIBOR+4.50%;4.76%
H4BG Communities Facility	30,842	December 31, 2012	Prime + 2.00%;8.00% (3)
Textron AD&C Facility	9,290	Varies by loan (2)	Prime + 1.25 - 1.50%;4.50%-4.75%
Wells Fargo Term Loan	30,776	April 30, 2012	30 day LIBOR + 6.87%;7.13%

	$123,172

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between December 31, 2010 and maturity.

(2)	The maturity dates for this facility vary by loan as discussed below.

(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter.
          RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in this facility (previously known as GMAC AD&C Facility) to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of Bluegreen’s resorts and currently has two outstanding project loans. The maturity date for the project loan collateralized by Bluegreen’s Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) is June 30, 2012. Approximately $49.9 million was outstanding on the Club 36 Loan as of December 31, 2010, $27.3 million of which is due by October 31, 2011. The maturity date for the project loan collateralized by Bluegreen’s Fountains resort in Orlando, Florida (the “Fountains Loan”) is March 31, 2011. Approximately $2.4 million was outstanding on this loan as of December 31, 2010. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the RFA AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. As of December 31, 2010, Bluegreen had no availability under this facility. During 2010, Bluegreen repaid $35.2 million of the outstanding balance under this facility.
          H4BG Communities Facility. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by Bluegreen’s golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).
          Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2%, subject to the following floors: (1) 8% until the balance of the loan is less than or equal to $20 million, and (2) 6% thereafter. During 2010, Bluegreen repaid $7.6 million on this facility.
          Textron AD&C Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), Bluegreen’s wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. Bluegreen guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% — 1.50% and is due monthly. The advance period under the Textron AD&C Facility has expired.

Real Estate
          On October 28, 2009, Bluegreen entered into an amendment to the Textron AD&C Facility and a sub-loan under the Facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. As amended, Bluegreen’s minimum required principal payments are $1.0 million per quarter through maturity. Bluegreen pays Textron principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As of December 31, 2010, Bluegreen’s outstanding borrowings under the Sub-Loan totaled approximately $3.6 million.
          The sub-loan used to acquire Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey was $5.7 million as of December 31, 2010 (the “Atlantic Palace Sub-Loan”). Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.
          Bluegreen guaranteed all sub-loans under the Textron AD&C Facility. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% — 1.50% and is due monthly. During 2010, Bluegreen repaid $3.5 million under this facility.
          Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo, which amended, restated and consolidated its then existing notes payable and line-of-credit issued with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, Bluegreen made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the then-existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of December 31, 2010, of $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of its sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in the 2010 Term Securitization. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.13% as of December 31, 2010).
During 2010, Bluegreen repaid $5.6 million on this facility.
Commitments
          Bluegreen’s material commitments as of December 31, 2010 included the required payments due on its receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its Bluegreen Resorts and Communities projects based on its sales contracts with customers and commitments under noncancelable operating leases.
          The following tables summarize the contractual minimum principal and interest payments, respectively, required on all of Bluegreen’s outstanding debt (including Bluegreen’s receivable-backed debt, lines-of-credit and other notes and debentures payable) and Bluegreen’s noncancelable operating leases by period date, as of December 31, 2010, (in thousands):

		Purchase				More
		Accounting	Less than	13-36	37-60	than 60
Category	Total	Adjustments	12 months	Months	Months	Months
Long Term Debt Obligations(1)	$768,001	(56,877)	52,396	74,522	93,732	604,228
Operating Lease Obligations	58,390	—	9,379	12,986	9,819	26,206

Total Obligations	$826,391	(56,877)	61,775	87,508	103,551	630,434

(1)	Contractual minimum principal payments for Legacy Securitization included in the Receivable-backed notes payable after 5 years balance is presented net of discount of $2.6 million.

Real Estate
          Bluegreen estimates that the cash required to satisfy development obligations related to resort buildings and resort amenities was approximately $6.0 million as of December 31, 2010. Bluegreen estimates that the cash required to satisfy its development obligations related to Communities was approximately $5.0 million as of December 31, 2010. These amounts assume that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer; however, Bluegreen anticipates that it will incur such obligations in the future. Bluegreen plans to fund these expenditures over the next three to ten years, primarily with cash generated from operations. There is no assurance that Bluegreen will be able to generate the cash from operations necessary to complete these commitments or that actual costs will not exceed the amounts estimated.
          Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen intends to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and receivable-backed credit facility extensions discussed above and the ongoing availability of credit. Bluegreen will continue its efforts to renew, extend or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by Bluegreen may be secured or unsecured, bear fixed or variable rate interest and may be subject to such terms as the lender may require and management believes acceptable. There can be no assurance that the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term will be renewed or replaced or that sufficient funds will be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet Bluegreen’s cash needs, including its debt service obligations. To the extent Bluegreen is not able to sell notes receivable or borrow under such facilities, its ability to satisfy its obligations would be materially adversely affected.
          Bluegreen’s credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what Bluegreen believes to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. No assurance can be given that Bluegreen will not be required to seek waivers of such covenants, that Bluegreen will be successful in obtaining waivers, or that such covenants will not limit Bluegreen’s ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect its operations. Further, although Bluegreen does not currently believe that any such transactions currently are, or are likely to be, structured so as to materially limit its ability to pay cash dividends on its common stock or its ability to repurchase shares in the near term, there is no assurance this will remain true in the future. In addition, Bluegreen’s future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond Bluegreen’s control.
Off-balance-sheet Arrangements
As of December 31, 2010, Bluegreen did not have any “off-balance sheet” arrangements.

Financial Services
(BankAtlantic Bancorp)
Financial Services
     Our Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp in 2010 presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. Accordingly, references to “the Company”, “The Parent Company”, “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation, Woodbridge or Bluegreen.
Loss from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
BankAtlantic	$(115,910)	(148,708)	(166,144)
Parent Company	(26,840)	(40,812)	(53,100)
Loss from continuing

operations	$(142,750)	(189,520)	(219,244)

For the Year Ended December 31, 2010 as Compared to 2009
          The decrease in BankAtlantic’s net loss during the year ended December 31, 2010 compared to the same 2009 period resulted primarily from a $75.4 million decrease in the provision for loan losses and $22.5 million of lower non-interest expenses, partially offset by $12.0 million and $23.5 million of decreased net interest income and non-interest income, respectively.
          The substantial decrease in the provision for loan losses related primarily to a reduction in charge-offs, lower commercial real estate loan balances, and lower real estate value declines. We believe that the reduction in the provision for loan losses reflects significant real estate loan write-downs in prior periods. However, if economic and real estate market conditions deteriorate further, particularly in Florida, we believe that higher provisions for loan losses may be required in future periods.
          The decreased non-interest income was due primarily to lower revenues from service charges reflecting declines in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of our focus on seeking to attract customers who maintain deposit accounts with higher balances, the adoption of new Federal Reserve overdraft rules, other modifications to our overdraft policies and changes in customer behavior. We currently expect this decline in overdraft fees to continue as we have introduced new fee based deposit products and revised our overdraft protection products and practices in a manner that will likely result in lower fees.
          The decline in BankAtlantic’s net interest income resulted primarily from lower earning asset balances and higher non-performing asset balances as well as an increase in lower yielding interest bearing cash balances with the Federal Reserve Bank and other lower yielding investments reflecting management’s decision to increase liquidity. The decline in earning assets was the result of lower loan originations and purchases, reduced acquisitions of tax certificates and sales of agency securities.
          The decrease in non-interest expenses reflects lower compensation and occupancy expenses associated with efforts to increase operating efficiencies and $7.5 million of costs associated with debt redemptions in 2009 compared to $60,000 of costs associated with debt redemptions in 2010. The lower non-interest expenses were partially offset by higher professional fees associated primarily with the class-action securities litigation and secondarily from legal costs associated with the regulatory environment, tax certificate activities litigation, loan modifications and loan work-outs.
          During the year ended December 31, 2010, non-interest expenses included $4.5 million of impairments on assets transferred to held-for-sale in connection with the Tampa branch sale, $4.0 million of employee severance

Financial Services
(BankAtlantic Bancorp)
associated with 2010 workforce reductions, $6.2 million of real estate impairments and lease termination costs associated with properties acquired for branch expansion and a $1.2 million loss on the sale of a real estate project. During the year ended December 31, 2009, non-interest expenses included $2.0 million of employee severance associated with 2009 workforce reductions and $3.3 million of real estate impairments and lease termination costs.
          The decrease in the Parent Company’s loss for the year ended December 31, 2010 compared to the same 2009 period resulted primarily from a $12.9 million decline in the provision for loan losses and lower compensation expenses partially offset by higher professional fees. The substantial improvement in the provision for loan losses reflects lower loan balances from loan sales, short sales and charge-offs. Loan receivable balances declined from $48.0 million at December 31, 2009 to $17.3 million at December 31, 2010. The decline in compensation expense reflects substantially lower executive bonuses during 2010 compared to 2009. The increase in professional fees resulted from higher consulting costs associated with investment banking and advisory services as well as increased legal expenses incurred in connection with the SEC investigation, regulatory environment, general corporate matters and foreclosure costs associated with non-performing loans held in a work-out subsidiary of the Parent Company.
For the Year Ended December 31, 2009 as Compared to 2008
          The lower loss from continuing operations at BankAtlantic during 2009 compared to the same 2008 period was primarily the result of a $31.7 million income tax benefit recognized by BankAtlantic during 2009 in connection with a change in tax regulations which enabled BankAtlantic to utilize additional net operating losses. During 2008, BankAtlantic established a deferred tax valuation allowance on the entire amount of net deferred tax assets resulting in a tax provision of $31.1 million. BankAtlantic’s 2009 loss before income taxes increased by $45.4 million compared to 2008. The higher 2009 loss primarily resulted from a $78.9 million increase in the provision for loan losses, a $30.3 million reduction in net interest income and $8.0 million of lower non-interest income. The increase in BankAtlantic’s loss before income taxes was partially offset by $71.8 million of lower non-interest expenses. The substantial increase in the provision for loan losses resulted primarily from a significant increase in charge-offs and loan loss reserves in our consumer, residential and commercial real estate loan portfolios.
          The reduction in BankAtlantic’s net interest income was primarily due to a decline in earning assets. The reduction in non-interest income related primarily to a decline in overdraft fees. This overdraft fee income decline reflected, in part, management’s focus on targeting retail customers and businesses that maintain higher average deposit balances which generally will result in fewer overdrafts per account. BankAtlantic, during 2009, continued to reduce expenses with a view towards increasing operating efficiencies. These operating expense initiatives included workforce reductions, consolidation of certain back-office facilities, renegotiation of vendor contracts, outsourcing of certain back-office functions, reduction in marketing expenses and other targeted expense reductions. Also, restructuring charges and other impairments declined by $33.0 million. These expense reductions were partially offset by $8.2 million of additional FDIC insurance premiums, including a $2.4 million FDIC special assessment in June 2009.
          The decrease in the Parent Company segment loss during 2009 compared to 2008 reflected a $6.0 million reduction in the provision for loan losses and $4.9 million of reduced net interest expense. The provision for loan losses for both years was associated with non-performing loans acquired from BankAtlantic in March 2008. The 2009 provision for loan losses represented additional charge-offs and specific reserves associated with these loans due to declining real estate collateral values. The improvement in net interest expense reflected historically low LIBOR interest rates during 2009. The majority of the Parent Company’s debt is indexed to the three-month LIBOR interest rate. The decline in interest rates was partially offset by interest accrued on the junior subordinated debentures deferred interest. Parent Company operating expenses were higher by $0.3 million during 2009 compared to 2008. Lower property management costs associated with non-performing loans during 2009 were offset by higher compensation expenses.
Discontinued Operations for the Years Ended December 31, 2010, 2009 and 2008
          During the year ended December 31, 2010, the Parent Company recognized $0.5 million of indemnification losses pursuant to the Ryan Beck merger agreement with Stifel. During the years ended December 31, 2009 and 2008, the Parent Company recognized $3.7 million and $16.6 million, respectively, in discontinued operations relating to additional proceeds received in connection with contingent earn-out payments under the Ryan Beck merger agreement with Stifel.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic Results of Operations
          Key Events Impacting BankAtlantic’s Operations Over Past 8 Years:
          In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts) and subsequently this initiative contributed to a significant increase in core deposit balances from $600 million at December 31, 2001 to approximately $2.8 billion at December 31, 2010. Core deposits represented 73% of BankAtlantic’s total deposits at December 31, 2010, compared to 26% of total deposits at December 31, 2001.
          In 2004, BankAtlantic announced its de novo store expansion strategy and opened 32 stores as of December 31, 2008 in connection with this strategy. BankAtlantic’s non-interest expenses substantially increased as a result of the hiring of additional personnel, increased marketing to support new stores, increased leasing and operating costs for the new stores and expenditures for back-office technologies to support a larger institution.
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
          During the fourth quarter of 2007, BankAtlantic decided to delay its retail network expansion, consolidate certain back-office facilities and implement other initiatives to reduce non-interest expenses.
          During the latter half of 2007, the real estate markets deteriorated rapidly throughout the United States, and particularly in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated. In response to these market conditions, BankAtlantic significantly increased its allowance for loan losses for commercial loans collateralized by real estate and to a lesser extent home equity consumer loans.
          As economic conditions deteriorated in late 2007 and during 2008, real estate property values continued to decline. The adverse economic and real estate market conditions severely impacted the credit quality of BankAtlantic’s loan portfolio. In March 2008, the Parent Company purchased $101.5 million of non-performing loans from BankAtlantic and during the year contributed $65 million of capital to BankAtlantic. During the fourth quarter of 2008, financial and credit markets experienced further rapid deterioration, investor confidence in financial institutions was significantly and adversely affected, and the market capitalization of the Company’s Class A Common Stock declined significantly. As BankAtlantic’s non-performing loans increased, additional loan loss reserves were established, impairments of long-lived assets were recognized and earnings were adversely affected. As a consequence of the substantial losses during 2007 and 2008, the deterioration in the price of the Company’s Class A Common Stock and the unprecedented economic and market uncertainty, BankAtlantic recognized a $48.3 million non-cash goodwill impairment charge and established a $66.9 million non-cash deferred tax valuation allowance.
          During 2009, in response to the continued deteriorating economic conditions, including continued falling real estate collateral values and rising unemployment, and the significant adverse impact on the credit quality of our assets and our results of operations, BankAtlantic reduced its assets, repaid its wholesale borrowings and increased core deposits with a view toward strengthening its liquidity and regulatory capital ratios. However, the credit quality of its loans continued to deteriorate in 2009, and BankAtlantic’s losses continued. As a result, the Company contributed an additional $105 million of capital to BankAtlantic. Additionally, as a consequence of the adverse economic environment, an additional $22.5 million of restructuring charges and asset impairments were recognized during 2009.
          During 2010, BankAtlantic continued to reduce its expenses and assets in order to improve its liquidity and capital ratios. The Company contributed $28 million of capital to BankAtlantic. As a consequence of these actions, BankAtlantic was successful in enhancing its liquidity and maintaining its required regulatory capital levels throughout 2010 despite incurring losses during 2010. During the third quarter of 2010, BankAtlantic began seeking a buyer for its Tampa branches in order to focus on its core markets in southeast Florida. In January 2011, BankAtlantic entered into

Financial Services
(BankAtlantic Bancorp)
an agreement to sell its Tampa branches to PNC Financial Services Group Inc. BankAtlantic expects that the sale of the Tampa branches will also strengthen its regulatory capital ratios and reduce operating expenses.
          The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008

Net interest income	$151,334	163,324	193,648	(11,990)	(30,324)
Provision for loan losses	(138,825)	(214,244)	(135,383)	75,419	(78,861)

Net interest income (expense) after provision for loan losses	12,509	(50,920)	58,265	63,429	(109,185)
Non-interest income	105,762	129,292	137,308	(23,530)	(8,016)
Non-interest expense	(236,315)	(258,799)	(330,623)	22,484	71,824

BankAtlantic (loss) income before income taxes	(118,044)	(180,427)	(135,050)	62,383	(45,377)
Benefit/(provision) for income taxes	2,134	31,719	(31,094)	(29,585)	62,813

BankAtlantic net loss	$(115,910)	(148,708)	(166,144)	32,798	17,436

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Net Interest Income
The following table summarizes net interest income:

	For the Years Ended
	December 31, 2010			December 31, 2009			December 31, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars are in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$1,392,600	68,392	4.91	1,758,188	89,836	5.11	2,053,645	111,691	5.44
Commercial real estate	1,043,261	39,758	3.81	1,204,005	46,746	3.88	1,238,307	69,642	5.62
Consumer	661,718	19,285	2.91	723,135	21,104	2.92	743,863	33,950	4.56
Commercial business	135,669	9,036	6.66	143,224	7,461	5.21	132,565	9,516	7.18
Small business	307,269	19,295	6.28	316,328	20,010	6.33	320,853	22,162	6.91

Total loans	3,540,517	155,766	4.40	4,144,880	185,157	4.47	4,489,233	246,961	5.50

Investment securities (b)	719,429	20,251	2.81	706,953	37,857	5.35	1,098,895	65,570	5.97
Federal funds sold	2,303	7	0.30	14,760	33	0.22	44,031	754	1.71

Total investment securities	721,732	20,258	2.81	721,713	37,890	5.25	1,142,926	66,324	5.80

Total interest earning assets	4,262,249	176,024	4.13	4,866,593	223,047	4.58	5,632,159	313,285	5.56

Total non-interest earning assets	296,336			319,520			482,322

Total assets	$4,558,585			5,186,113			6,114,481

Interest bearing liabilities
Deposits:
Savings	$441,286	1,112	0.25	436,169	1,612	0.37	503,464	4,994	0.99
NOW, money funds and checking	1,878,123	9,288	0.49	1,589,340	9,961	0.63	1,506,479	17,784	1.18
Certificate accounts	758,000	12,111	1.60	1,192,012	30,311	2.54	1,088,170	41,485	3.81

Total interest bearing deposits	3,077,409	22,511	0.73	3,217,521	41,884	1.30	3,098,113	64,263	2.07

Securities sold under agreements to repurchase and federal funds purchased	35,056	46	0.13	108,248	237	0.22	141,654	2,699	1.91
Advances from FHLB	107,455	1,209	1.13	553,146	16,522	2.99	1,417,718	50,942	3.59
Subordinated debentures and notes payable	22,125	924	4.18	22,757	1,080	4.75	26,004	1,733	6.66

Total interest bearing liabilities	3,242,045	24,690	0.76	3,901,672	59,723	1.53	4,683,489	119,637	2.55

Non-interest bearing liabilities
Demand deposit and escrow accounts	903,122			809,900			828,825
Other liabilities	55,221			62,343			50,584

Total non-interest bearing liabilities	958,343			872,243			879,409

Stockholders’ equity	358,197			412,198			551,583

Total liabilities and stockholders’ equity	$4,558,585			5,186,113			6,114,481

Net interest income/net interest spread		151,334	3.37		163,324	3.05		193,648	3.01

Net interest income		151,334			163,324			193,648

Margin
Interest income/interest earning assets	%		4.13			4.58			5.56
Interest expense/interest earning assets			0.58			1.23			2.12

Net interest margin	%		3.55			3.35			3.44

(a)	Includes non-accruing loans, and as such, the average yield on loans reflects the impact of these non-interest earning assets.

(b)	Average balances were based on amortized cost.

Financial Services
(BankAtlantic Bancorp)
For the Year Ended December 31, 2010 as Compared to 2009
          The decrease in net interest income primarily resulted from a significant reduction in earning assets and secondarily from an increase in non-performing assets partially offset by an improvement in the net interest margin.
          The average balance of earning assets declined by $604.3 million during year ended December 31, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan and mortgage backed securities repayments due to normal loan amortization as well as a significant amount of loan refinancing associated with low residential mortgage interest rates during 2009 and 2010. These repayments during 2010 resulted in significant increases in cash which was used, in part, for the purchase of short-term investments and increased interest earning cash balances at the Federal Reserve Bank. The average balances of these short-term investments and Federal Reserve balances were $338.7 million during the year ended December 31, 2010 compared to $45.7 million for 2009.
          The net interest spread and margin improved due to a decline in the cost of funds. The decline resulted primarily from a change in our funding mix and secondarily from a decline in deposit interest rates in the industry. BankAtlantic used a portion of the funds from the reduction in assets to repay FHLB advances and short term wholesale borrowings. As a consequence, BankAtlantic’s funding mix changed from higher rate FHLB advances and short-term borrowings to lower rate deposits. The decline in interest bearing deposit rates reflects the lower interest rate environment and a change in the deposit funding mix from time deposits to NOW deposit accounts. Time deposits generally have higher interest rates than NOW accounts. Deposits which BankAtlantic receives in connection with its participation in the Certificate of Deposit Account Registry Services (“CDARS”) program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits declined from $189.5 million during 2009 to $23.8 million, of which $18.8 million of the 2010 brokered deposits were CDARS related deposits. BankAtlantic ceased originating brokered deposits during 2009 and is restricted under the Bank Order from origination or renewing brokered deposits in subsequent periods.
          The improved cost of funds was partially offset by lower interest earning asset yields primarily due to the change in the mix of earning assets as proceeds from the repayment of loans were reinvested in lower yielding short-term investments. Also contributing to the decline in loan receivable average yields was a significant increase in non-performing loans. Non-performing loans were $371.0 million, $286.1 million and $208.1 million at December 31, 2010, 2009 and 2008, respectively.
          The low interest rates during 2010 had a favorable impact on our net interest margin.
For the Year Ended December 31, 2009 as Compared to 2008
          The decrease in net interest income primarily resulted from a significant reduction in earning assets and an increase in non-performing assets partially offset by an improvement in the net interest spread.
          The decline in average earning assets reflects a management decision to reduce assets in order to improve liquidity and regulatory capital ratios. As a consequence, average loans during 2009 declined by $344.4 million compared to 2008 with $295.5 million of the average loan decline associated with the purchased residential loan portfolio. BankAtlantic experienced significant residential loan repayments due to the large volume of loan refinancing associated with historically low residential mortgage interest rates during 2009. During 2009, BankAtlantic reduced the purchase of tax certificates from $368.4 million during 2008 to $65.7 million during 2009 and sold $284 million of mortgage-backed securities.
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

Financial Services
(BankAtlantic Bancorp)
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
     The following table summarizes the changes in net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
	Compared to 2009			Compared to 2009
	Volume (a)	Rate	Total	Volume (a)	Rate	Total

Increase (decrease) due to:
Loans	$(26,589)	(2,802)	(29,391)	(15,383)	(46,421)	(61,804)
Taxable investment securities (b)	351	(17,957)	(17,606)	(20,988)	(6,725)	(27,713)
Federal funds sold	(38)	12	(26)	(65)	(656)	(721)

Total earning assets	(26,276)	(20,747)	(47,023)	(36,436)	(53,802)	(90,238)

Deposits:
Savings	13	(513)	(500)	(249)	(3,133)	(3,382)
NOW, money funds, and checking	1,428	(2,101)	(673)	519	(8,342)	(7,823)
Certificate accounts	(6,934)	(11,266)	(18,200)	2,641	(13,815)	(11,174)

Total deposits	(5,493)	(13,880)	(19,373)	2,911	(25,290)	(22,379)

Securities sold under agreements to repurchase	(96)	(95)	(191)	(73)	(2,389)	(2,462)
Advances from FHLB	(5,015)	(10,298)	(15,313)	(25,824)	(8,596)	(34,420)
Subordinated debentures	(26)	(130)	(156)	(154)	(499)	(653)

	(5,137)	(10,523)	(15,660)	(26,051)	(11,484)	(37,535)

Total interest bearing liabilities	(10,630)	(24,403)	(35,033)	(23,140)	(36,774)	(59,914)

Change in tax equivalent interest income	$(15,646)	3,656	(11,990)	(13,296)	(17,028)	(30,324)

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.
          The decline in net interest income during 2010 was due primarily to the decline in average earning assets and a reduction in average yields on earning assets partially offset by lower rates on interest-bearing liabilities. Average earning assets declined by $604.3 million, reducing net interest income by $47.0 million. Average interest-bearing liabilities declined by $659.6 million, reducing interest expense by $35.0 million. Average interest-bearing liabilities declined more than average earnings assets due to an increase in non-interest bearing demand deposits of $93.2 million. The lower yields on total earning assets reduced interest income by $20.7 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $24.4 million. As discussed above, the lower yields on interest earning assets reflect the declining interest rate environment as well as the funds obtained from the repayment of higher yielding securities and loans being reinvested in lower yielding short term investments. The lower rates on interest bearing liabilities reflect the maturity and prepayments of higher rate FHLB advances and other wholesale borrowings funded by the reduction in interest earning assets, and the lower interest rates on deposits due to industry trends.

Financial Services
(BankAtlantic Bancorp)
          The decline in net interest income during 2009 was primarily due to the decline in average earning assets and secondarily due to the decline in average yields on earning assets. Average earning assets declined by $765.6 million, reducing net interest income by $90.2 million. Average interest-bearing liabilities declined by $781.8 million, reducing interest expense by $59.9 million. The lower yields on total earning assets reduced interest income by $53.8 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $36.8 million. As discussed above, the lower yields on interest earning assets reflect the effect of the significant decline during 2009 of LIBOR and prime interest rate indices on the interest rates on our loans in our portfolio.
          BankAtlantic’s Asset Quality
          Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

Balance, beginning of period	$173,588	125,572	94,020	43,602	41,192
Charge-offs:
Commercial non-mortgage	(996)	(516)	—	—	—
Commercial real estate loans	(86,426)	(96,300)	(60,057)	(12,562)	(7,000)
Small business	(7,873)	(9,105)	(4,886)	(2,554)	(951)
Consumer loans	(39,483)	(40,223)	(28,942)	(7,065)	(681)
Residential real estate loans	(18,305)	(23,264)	(4,816)	(461)	(239)

Continuing loan products	(153,083)	(169,408)	(98,701)	(22,642)	(8,871)
Discontinued loan products	—	(13)	—	—	(34)

Total charge-offs	(153,083)	(169,421)	(98,701)	(22,642)	(8,905)

Recoveries:
Commercial non-mortgage	98	492	7	96	291
Commercial real estate loans	1,337	700	—	304	419
Small business	626	494	428	417	566
Consumer loans	1,011	561	365	578	536
Residential real estate loans	1,166	912	397	15	348

Continuing loan products	4,238	3,159	1,197	1,410	2,160
Discontinued loan products	649	34	113	808	581

Total recoveries	4,887	3,193	1,310	2,218	2,741

Net charge-offs	(148,196)	(166,228)	(97,391)	(20,424)	(6,164)
Provision for loan losses	138,825	214,244	135,383	70,842	8,574
Transfer to held for sale	(2,908)
Transfer specific reserves to Parent Company	—	—	(6,440)	—	—

Balance, end of period	$161,309	173,588	125,572	94,020	43,602

          The decline in the provision for loan losses during the year ended December 31, 2010 as compared to 2009 reflects lower charge-offs, declines in loan balances and what we believe are indicators of slowing declines in property values during 2010 compared to 2009. The year-over-year increases in the provision for loan losses and charge-offs for 2007, 2008 and 2009 compared to the prior periods resulted primarily from the rapid decline in real estate values nationally, and in Florida, and the substantial downturn in the homebuilding industry coupled with the deteriorating economic environment that began in 2007. BankAtlantic has a high concentration of commercial borrowers in the homebuilding industry and the majority of its residential and consumer home equity loans are to retail customers. The ability of these retail customers to repay their loans is adversely affected by rising unemployment rates. In December 2009, the national unemployment rate rose to almost 10% and the Florida unemployment rate increased from 4.1% at December 31, 2007 to 7.6% at December 31, 2008, and stood at 11.8% at December 31, 2009. The Florida and national unemployment rates were 11.7% and 9.4%, respectively, at December 31, 2010. Rising national unemployment has resulted in higher delinquencies and foreclosures on residential real estate loans, including the jumbo residential loans which comprise the majority of our residential loan portfolio. We believe the stabilizing of the unemployment rate and the relative slowing of the rate of property value declines resulted in lower charge-offs and provisions for loan losses

Financial Services
(BankAtlantic Bancorp)
during 2010 compared to 2009. However, we believe that if real estate and general economic conditions and unemployment trends in Florida do not improve, the credit quality of our loan portfolio will continue to deteriorate, and we would expect an increase in loan delinquencies and non-accrual loan balances as well as additional provisions for loan losses in future periods. Additionally, if jumbo residential loan delinquencies and foreclosures continue to increase nationwide, additional provisions for losses in our residential loan portfolio may be required.
          We continued to incur losses in our commercial residential real estate and consumer home equity loan portfolios. We also began experiencing higher losses during 2009 and 2010 in our commercial non-residential, residential and small business loan portfolios as the deteriorating economic environment has adversely impacted these borrowers. In response to these trends, we significantly reduced purchases of residential loans and tightened consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ current credit scores were significantly lower than at the date of loan origination or where current collateral values were substantially lower than at loan origination.
          We believe that high unemployment and declining real estate values adversely impacted charge-off trends of commercial real estate, consumer home equity and residential loans. Commercial real estate loan charge-offs during 2010 and 2009 resulted primarily from our commercial residential development loans. The majority of the commercial residential loan charge-offs during 2010 and 2009 were from updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. We are hopeful that charge-offs and non-performing commercial residential loans may have peaked and may decline in future periods due to significant reductions in outstanding balances from December 2008 to December 2010; however, this may not be the case, and we may experience the same or higher levels of charge-offs and non-accrual loans in this category. With respect to commercial nonresidential loans and small business loans, we expect that any impact on charge-offs in these loan categories will depend in large part on the Florida economy. However, if market conditions do not improve or deteriorate further, we would expect additional credit losses in these loan portfolios.

Financial Services
(BankAtlantic Bancorp)
          At the indicated dates, BankAtlantic’s non-performing assets and other accruing impaired loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	As of December 31,
	2010	2009	2008	2007	2006

NON-PERFORMING ASSETS
Non-accrual assets:
Tax certificates	$3,636	2,161	1,441	2,094	632
Residential (1)	86,538	76,401	34,734	8,678	2,629
Commercial real estate (2)	243,299	167,867	161,947	165,818	—
Commercial non-mortgage	16,123	18,063	—	—	—
Small business	10,879	9,338	4,644	877	244
Consumer	14,120	14,451	6,763	3,218	1,563

Total non-accrual assets (3)	374,595	288,281	209,529	180,685	5,068

Repossessed assets:
Residential real estate	16,418	9,607	2,285	413	617
Commercial real estate	44,136	25,442	16,500	16,763	21,130
Small business real estate	3,693	580	260	—	—
Consumer real estate	81	306	—	40	—
Other repossessed assets	—	10	—	—	—

Total repossessed assets	64,328	35,945	19,045	17,216	21,747

Total non-performing assets	$438,923	324,226	228,574	197,901	26,815

Total non-performing assets as a percentage of:
Total assets	9.82	6.82	4.00	3.21	0.43

Loans, tax certificates and real estate owned	13.08	8.13	4.95	4.10	0.55

TOTAL ASSETS	$4,469,168	4,755,122	5,713,690	6,161,962	6,187,122

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$3,355,711	3,987,248	4,620,956	4,827,114	4,907,660

Allowance for loan losses	$161,309	173,588	125,572	94,020	43,602

Tax certificates	$89,789	110,991	213,534	188,401	199,090

Allowance for tax certificate losses	$8,811	6,781	6,064	3,289	3,699

ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$—	9,960	15,721	—	—
Performing impaired loans (5)	11,880	6,150	—	—	163
Troubled debt restructured loans	96,006	107,642	25,843	2,488	—

TOTAL ACCRUING IMPAIRED LOANS	$107,886	123,752	41,564	2,488	163

(1)	Includes $38.9 million, $41.3 million and $20.8 million of interest-only residential loans as of December 31, 2010, 2009 and

2008, respectively.

(2)	Excluded from the above table as of December 31, 2010, 2009 and 2008 were $14.5 million, $44.9 million and $79.3 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)	Includes $143.8 million, $45.7 million and $2.3 million of troubled debt restructured loans as of December 31, 2010, 2009 and 2008, respectively.

(4)	The majority of these loans had matured and the borrowers continue to make payments under the matured loan agreement or the loan had sufficient collateral to prevent a loss.

(5)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
          Non-performing assets increased from $26.8 million at December 31, 2006 to $438.9 million at December 31, 2010 resulting primarily from a substantial increase in non-accrual loans.
          The increase in non-accrual loans during the three year period ended December 31, 2010 reflects the general deterioration in the national and Florida economy, high unemployment, and the depressed residential real estate market

Financial Services
(BankAtlantic Bancorp)
as well as longer than historical time-frames to foreclose on and sell homes. Additionally, during 2010, the commercial non-residential real estate market continued to deteriorate resulting in an increase in troubled shopping centers, storage facilities, and office buildings. Residential non-accrual loans increased due to prolonged foreclosure time frames, declining property values and high unemployment rates. Non-accrual commercial non-mortgage and small business loans increased primarily due to the deteriorating financial condition of certain of our borrowers, which we believe is the result of Florida’s depressed economy and a reduction in consumer spending associated with high unemployment. The increase in commercial real estate non-accrual loans during the three year period ended December 31, 2010 reflects the migration of commercial residential loans to a non-accrual classification during the entire period as well as commercial non-residential loans migrating to non-accrual status during the year ended December 31, 2010.
          The higher repossessed assets balances at December 31, 2010 compared to prior periods reflect increased foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent resulting in BankAtlantic having limited alternatives on such loans other than initiating the foreclosure process. We also initiate the foreclosure process on non-accrual residential loans upon unsuccessful loan modification attempts. As a consequence of the increase in non-accrual loans, we expect repossessed assets to significantly increase in the foreseeable future.
          BankAtlantic’s other accruing impaired loans at December 31, 2010 and 2009 significantly increased compared to prior periods primarily due to an increase in troubled debt restructured loans (“TDR”). In response to current market conditions, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties. During the year ended December 31, 2010 and 2009, BankAtlantic modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties included the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. Loans that are not delinquent at the date of TDR modification are generally not placed on non-accrual. TDR modified non-accrual loans are not returned to an accruing status and BankAtlantic does not reset days past due on delinquent TDR modified loans until the borrower demonstrates a sustained period of performance under the TDR modified terms, which is generally performance over a six month period. However, TDR modification of loans may not result in increased collections from the borrower, and TDR modified loans which return to an accruing status may subsequently be returned to nonaccrual status.
          BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2010		2009		2008
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$130,783	70,990	32,225	83,767	—	25,843
Small business	2,990	9,401	4,520	7,325	2,289	—
Consumer	3,070	12,638	1,774	12,969	—	—
Residential	6,917	2,977	7,178	3,580	—	—

Total	$143,760	96,006	45,697	107,641	2,289	25,843

          BankAtlantic experienced unfavorable credit quality trends during 2010 in commercial loans collateralized by commercial retail income producing properties which make up the largest component of BankAtlantic’s non-accrual commercial real estate loans. As a consequence, we may experience higher credit losses in this loan class in future periods.

Financial Services
(BankAtlantic Bancorp)
          BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 54% of our $243.3 million of non-accrual commercial real estate loans as of December 31, 2010. The following table outlines general information about these relationships as of December 31, 2010 (in thousands):

	Unpaid
	Principal	Recorded	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Investment	Reserves	Originated	on Nonaccrual	Date (3)	Type	Full Appraisal

Residential Land Developers
Relationship No. 1 (1)	$41,233	16,858	358	Q3-2004	Q4-2008	Q4-2008	Land A&D (4)	Q4-2010

Commercial Land Developers
Relationship No. 2	14,000	14,000	6,975	Q2-2005	Q4-2010	(2)	Land A&D (4)	Q4-2009
Relationship No. 3	26,210	26,210	10,657	Q1-1995	Q4-2009	Q4-2009	Land A&D (4)	Q2-2010
Relationship No. 4	17,777	17,777	8,634	Q3-2006	Q1-2010	Q1-2010	Commercial mixed-use	Q4-2010

Total	57,987	57,987	26,266

Commercial Non-Residential Developers
Relationship No. 5	15,403	15,403	1,895	Q3-2007	Q4-2010	(2)	Construction 5+	Q1-2010
Relationship No. 6	25,079	25,079	8,359	Q3-2006	Q2-2010	(2)	Self Storage	Q2-2010
Relationship No. 7	16,331	16,331	4,147	Q1-2007	Q3-2010	(2)	Shopping Center	Q4-2010

Total	56,813	56,813	14,401

Total of Large Relationships	156,033	131,658	41,025

(1)	During 2010 and 2009, BankAtlantic recognized partial charge-offs on relationship No. 1 of $14.6 million and $8.1 million.

(2)	A modification was executed, and the loan is reported as a troubled debt restructured loan, but is not in default as of December 31, 2010.

(3)	The default date is defined as the date of the initial missed payment prior to default.

(4)	Acquisition and development (“A&D”).
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
          Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and certain of these loans potentially have outstanding loan balances significantly higher than related collateral values as a result of real estate value declines in the housing markets. Additionally, loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, we have residential loans in California, Florida, Arizona and Nevada, which are states that have experienced especially elevated foreclosures and delinquency rates.
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
          At December 31, 2010, BankAtlantic’s residential loan portfolio included $550.2 million of interest-only loans. Approximately $54.9 million of interest only residential loans became fully amortizing during the year ending December 31, 2010 and $52.1 million of interest-only residential loans are scheduled to become amortizing loans during the year ending December 31, 2011.

Financial Services
(BankAtlantic Bancorp)
          The following table presents relevant data regarding our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$42,249	40,916	65.04%	115.05%	741	740	6,273	33.32%
2006	49,081	47,887	70.79%	122.31%	736	721	5,709	35.83%
2005	67,760	64,927	73.88%	116.24%	725	714	11,851	35.83%
2004	294,404	292,274	68.39%	82.97%	733	726	23,025	34.79%
Prior to 2004	135,924	135,732	67.68%	60.06%	732	728	5,757	34.31%

	Interest Only Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$78,271	75,357	72.49%	129.40%	750	741	15,134	34.08%
2006	182,168	176,126	73.89%	124.26%	740	741	30,198	35.00%
2005	155,098	153,978	70.57%	118.40%	740	744	5,616	34.42%
2004	74,016	73,611	70.24%	99.12%	744	717	6,877	32.13%
Prior to 2004	71,174	71,174	58.42%	80.59%	742	733	2,197	31.90%

          The following table presents relevant data regarding our purchased residential loans by geographic area segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$10,706	10,510	68.02%	126.62%	729	735	1,227	32.91%
California	145,772	142,735	68.80%	87.30%	737	734	15,472	35.34%
Florida	85,754	83,537	69.37%	103.52%	723	710	12,059	35.08%
Nevada	6,585	6,585	71.29%	116.93%	743	734	570	36.62%
Other States	354,626	352,387	68.50%	82.71%	733	731	23,762	34.11%

	Interest Only Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$17,180	16,746	71.21%	148.12%	758	751	2,772	31.61%
California	161,445	158,305	70.44%	108.90%	741	736	21,153	33.78%
Florida	36,528	33,835	69.63%	141.25%	746	733	12,081	32.36%
Nevada	8,727	7,291	74.66%	197.75%	741	723	4,559	34.64%
Other States	336,847	334,067	70.20%	110.51%	741	742	19,455	34.31%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2010.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.
          The table below presents the allocation of the allowance for loan losses by various loan classifications (“Allowance for Loan Losses”), the percent of allowance to each loan category (“ALL to gross loans percent”) and the

Financial Services
(BankAtlantic Bancorp)
percentage of loans in each category to gross loans (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	December 31, 2010			December 31, 2009			December 31, 2008
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans

Commercial non-mortgage	$10,786	8.05%	4.14%	4,515	2.94%	3.94%	3,173	2.22%	3.15%
Commercial real estate	83,029	8.70	29.46	91,658	7.71	30.49	75,850	5.44	30.69
Small business	11,514	3.80	9.35	7,998	2.56	8.02	8,133	2.49	7.20
Residential real estate	23,937	1.96	37.80	27,000	1.74	39.85	6,034	0.31	42.56
Consumer	32,043	5.14	19.25	42,417	6.14	17.70	32,382	4.35	16.40

	$161,309	4.98	100.00	173,588	4.45	100.00	125,572	2.76	100.00

	December 31, 2007			December 31, 2006
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial non-mortgage	$2,668	2.04%	2.65%	2,359	1.50%	3.07%
Commercial real estate	72,948	4.51	32.78	24,632	1.28	37.54
Small business	4,576	1.44	6.43	4,495	1.58	5.57
Residential real estate	4,177	0.19	43.82	4,242	0.20	42.33
Consumer	9,651	1.37	14.32	7,874	1.34	11.49

	$94,020	1.90	100.00	43,602	0.85	100.00

Financial Services
(BankAtlantic Bancorp)
Included in allowance for loan losses in the above table were specific reserves. BankAtlantic’s specific reserves by loan type were as follows (in thousands):

	As of December 31,
	2010	2009	2008	2007	2006

Commercial non-mortgage	$9,020	174	—	594	—
Commercial real estate	62,986	42,523	29,208	17,015	—
Small business	2,936	753	300	200	—
Consumer	1,791	4,621	—	—	—
Residential	12,034	8,784	—	—	—

Total	$88,767	56,855	29,508	17,809	—

          Residential real estate and home equity consumer loans that are 120 days past due are generally written down to estimated collateral value less costs to sell. As a consequence of longer than historical timeframes to foreclose and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic began performing quarterly impairment evaluations during 2009 on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific reserves were necessary for further estimated market value declines. BankAtlantic also may establish specific reserves on loans that are individually evaluated for impairment (generally commercial and small business loans). The significant increase in commercial loan specific reserves reflects declines in collateral values since December 31, 2006.
          Commercial real estate loans account for the majority of the allowance for loan losses for each of the years in the five year period ended December 31, 2010. The commercial real estate loan allowance as of December 31, 2006 was associated with a slow-down in the homebuilding industry. The substantial increase in the commercial real estate allowance for loan losses during 2007, 2008 and 2009 resulted in large part from a rapid and prolonged deterioration in the Florida real estate market, and the significant downturn in the residential real estate market nationally. During 2008 and 2007, home sales and median home prices declined significantly on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the fourth quarter of 2008 in response to the overall loss of confidence in the financial markets. The housing industry was experiencing a dramatic downturn and market conditions in the housing industry continued to worsen throughout 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory, and increased foreclosure rates. During 2009, the decline in median home prices slowed and medium to low priced home sales began to recover from the 2008 lows. Also, during 2009 we began experiencing higher levels of commercial non-residential real estate classified assets and charge-offs resulting from declining real estate values and financial difficulties of our borrowers who experienced reduced cash flows from declining rental income. Accordingly, the allowance for loan losses for commercial real estate loans was increased to reflect higher estimated losses for this loan product as the then current economic and market conditions resulted in unfavorable delinquency trends. During 2010, we partially charged off or placed specific reserves on a significant portion of our commercial residential and commercial land loans. In addition, the balances of our commercial real estate loans declined significantly and the migration of loans to adversely classified risk ratings slowed resulting in a decrease in the commercial real estate quantitative allowance for loan losses at December 31, 2010 compared to December 31, 2009.
          There are three categories of loans in our commercial residential loan portfolio that have resulted in the majority of losses in our commercial real estate loan portfolio. The loan balance in these categories aggregated $132.9 million at December 31, 2010 compared to $226.9 million at December 31, 2009. These categories are as follows:
          The “builder land bank loan” category consisted of 4 loans and aggregated $10.6 million at December 31, 2010 compared to 7 loans aggregating $43.7 million at December 31, 2009. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, the borrower may not be in a position to service the loan, with the likely result being an increase in loan losses in this category. All four loans in this category totaling $10.6 million were on nonaccrual at December 31, 2010 compared to six loans in this category totaling $42.6 million on non-accrual at December 31, 2009. BankAtlantic established $1.5 million and $23.2 million of specific reserves on these loans as of December 31, 2010 and 2009, respectively.

Financial Services
(BankAtlantic Bancorp)
          The “land acquisition and development loan” category consisted of 24 loans and aggregated $118.8 million at December 31, 2010 compared to 27 loans aggregating $171.9 million at December 31, 2009. This loan category generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Thirteen loans in this category totaling $61.9 million were on nonaccrual at December 31, 2010 compared to ten loans totaling $60.2 million on non-accrual at December 31, 2009. BankAtlantic established $14.1 million and $7.1 million of specifics reserves on these loans as of December 31, 2010 and 2009, respectively.
          The “land acquisition, development and construction loan” category consisted of 3 loans and aggregated $3.5 million at December 31, 2010 compared to 6 loans aggregating $11.3 million at December 31, 2009. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. There were no loans in this category on nonaccrual at December 31, 2010 compared to one loan totaling $3.8 million on non-accrual at December 31, 2009.
          During 2010, BankAtlantic experienced heightened delinquencies and charge-offs associated with commercial non-residential loans. Commercial non-residential loans generally represent permanent financing for income producing properties and financing for the construction of income producing properties. At December 31, 2010, BankAtlantic had $133.5 million of commercial non-residential loans on nonaccrual compared to $27.8 million at December 31, 2009.
          The allowance for consumer loans has increased for each of the years in the four year period ended December 31, 2009, and declined at December 31, 2010 from 2009 levels. The increase during 2006 was largely associated with the growth in outstanding home equity loans throughout the period and the change in policy during 2004 to permit higher loan-to-value ratio loans based on Beacon scores. The increase in the allowance for loan losses for consumer loans during 2007 compared to 2006 reflects unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007. The significant increase in the allowance for consumer loan losses during 2008 compared to 2007 was primarily due to a significant increase in consumer home equity loan charge-offs, higher non-performing loans and adverse delinquency trends. The adverse delinquency trends continued during 2009 as residential property values in Florida continued to decline. The decrease in the allowance for loan losses at December 31, 2010 compared to 2009 reflects what we believe to be declining charge-off and delinquency trends during 2010.
          During 2007, the residential allowance for loan losses was maintained at 2006 levels as the portfolio experienced minimal credit losses and no adverse delinquency trends. During 2008, as property values nationwide declined and unemployment rates increased, our residential loan portfolio began experiencing unfavorable delinquency trends and increased charge-offs. These unfavorable delinquency trends accelerated throughout 2009 and remained at 2009 levels during 2010. Jumbo residential loan credit trends for loans originated in 2005, 2006 and 2007 displayed higher loss severity than loans originated in other years and losses on prime credit quality jumbo residential loans out-paced losses on other prime based loans during 2009. As a consequence of these adverse trends, the residential allowance for loan losses significantly increased at December 31, 2009 compared to the same 2008 and 2007 periods. During 2010, residential loan delinquencies and the loss severity on BankAtlantic’s non-performing residential loans stabilized resulting in a decline in the residential quantitative allowance for losses at December 31, 2010 compared to December 31, 2009. Residential home prices are forecasted to decline slightly in most markets during 2011 and improve during the year ended December 31, 2012. A decline in residential home prices during 2011 may also result in additional delinquencies and losses in our commercial residential real estate portfolio in subsequent periods.
          The allowance for small business loan losses during 2007 was maintained at 2006 levels as delinquency trends and credit losses remained unchanged. As economic conditions worsened during the latter half of 2008, we began experiencing adverse trends and higher credit losses in our small business loan portfolio. In response to these adverse trends, we increased the small business allowance for loan losses significantly at December 31, 2008 compared to December 31, 2007. During 2009, the small business allowance for loan losses was maintained at 2008 levels as delinquencies and charge-offs trends stabilized. During 2010, small business delinquencies remained at 2009 levels while charge-offs declined; however, criticized small business loans increased from 2009 levels resulting in an increase in the small business allowance for loan losses at December 31, 2010 compared to December 31, 2009.

Financial Services
(BankAtlantic Bancorp)
          As discussed in Item 1A. under Risk Factors, and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a sustained slowdown in the economy in general, we may experience further deterioration in the credit quality and performance of our loan portfolio. As a consequence, if conditions do not improve, we will experience an increase in levels of non-performing assets and these increases will likely be experienced across various loan categories.
BankAtlantic’s Non- Interest Income
The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	December 31,			2010 vs.	2009 vs.
	2010	2009	2008	2009	2008
Service charges on deposits	$59,844	75,739	93,905	(15,895)	(18,166)
Other service charges and fees	30,140	29,542	28,959	598	583
Securities activities, net	2,864	11,161	2,395	(8,297)	8,766
Income from unconsolidated subsidiaries	—	479	1,509	(479)	(1,030)
Gains on sales of loans	259	467	265	(208)	202
Other	12,655	11,904	10,275	751	1,629

Non-interest income	$105,762	129,292	137,308	(23,530)	(8,016)

          The lower revenues from service charges on deposits during each of the years in the three year period ended December 31, 2010 primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected our efforts to seek customers who maintain deposit accounts with higher balances, regulatory changes, and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations, BankAtlantic during the fourth quarter of 2010 began converting certain deposit products to fee-based accounts that encourage higher checking account balances and the use of multiple bank products in order to eliminate or reduce fees. Additionally, during the first quarter of 2011 BankAtlantic revised its overdraft policies instituting a cap on the number of overdrafts, eliminating overdraft charges on small overdraft amounts and lowering the overdraft protection amount per day. We anticipate that these trends will continue and that our overdraft fee income will be lower in future periods partially offset by increased fees from the new deposit products and expanded use of the banks services by deposit customers.
          The increase in service charges and fees during the year ended December 31, 2010 compared to the same 2009 period primarily resulted from higher interchange income from the use of check cards by our customers partially offset by lower fee income from our cruise ship operations. The increased interchange income reflects higher debit card transaction volume for 2010 compared to 2009.
          The increase in other service charges and fees during 2009 compared to 2008 was primarily due to higher fees associated with a new vendor contract and an increase in cruise ship surcharge income associated with an increased number of automated teller machines (“ATM”) on cruise ships.
          Securities activities, net during the year ended December 31, 2010 includes $3.1 million of gains from the sales of $43.8 million of agency securities and $11.9 million of municipal securities, respectively. The net proceeds from the sales of securities were used to enhance BankAtlantic’s liquidity. BankAtlantic also recognized a $0.3 million loss in connection with foreign currency derivative contracts entered into as an economic hedge of foreign currency in cruise ship ATMs.

Financial Services
(BankAtlantic Bancorp)
          Securities activities, net during the year ended December 31, 2009 includes $11.2 million of gains from the sale of $284.0 million of agency securities. The net proceeds from the sales of securities were used to pay down FHLB advances.
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
          Income from unconsolidated subsidiaries for 2009 and 2008 represents $0.5 million and $0.5 million, respectively, of equity earnings in a joint venture that factors receivables. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities. The Company has limited the funding of the factoring joint venture to a maximum of $10 million.
          Gains on loan sales during each of the years in the three year period ended December 31, 2010 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers. During the year ended December 31, 2010, BankAtlantic transferred $71.7 million of commercial loans to held for sale and sold $52.0 million of those loans.
          Other non-interest income consisted of the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Broker commissions	$3,901	3,969	2,100
Safe deposit box rental	1,200	1,183	1,136
Income from leases	1,149	1,127	1,291
Fee income	1,997	1,868	1,946
Other	4,408	3,757	3,802

Total other income	$12,655	11,904	10,275

          The increase in other non-interest income for the year ended December 31, 2010 compared to the same 2009 period was primarily the result of $1.0 million received from BankAtlantic’s on-line banking service provider as a result of business interruption issues relating to the conversion to the service provider’s products. The above increases in other non-interest income were partially offset by $0.1 million of foreign currency exchange losses associated with foreign currency held in cruise ship ATMs and lower commissions from sales of investment products during 2010 compared to 2009.
          The increase in other non-interest income for the year ended December 31, 2009 compared to the same 2008 period was primarily the result of higher commissions earned on the sale of investment products to BankAtlantic’s customers. Commissions from the sales of investment products for the year ended December 31, 2010, 2009 and 2008 were $3.9 million, $4.0 million and $2.1 million, respectively.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non- Interest Expense
          The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	December 31,			2010 vs.	2009 vs.
	2010	2009	2008	2009	2008

Employee compensation and benefits	$91,131	103,209	125,851	(12,078)	(22,642)
Occupancy and equipment	53,585	58,574	64,774	(4,989)	(6,200)
Advertising and promotion	8,305	8,395	16,056	(90)	(7,661)
Check losses	2,421	4,188	8,767	(1,767)	(4,579)
Professional fees	17,365	12,574	10,979	4,791	1,595
Supplies and postage	3,813	4,084	4,580	(271)	(496)
Telecommunication	2,513	2,464	4,430	49	(1,966)
Provision for tax certificates	4,552	3,388	7,286	1,164	(3,898)
Loss on sale of real estate held for development and sale	1,228	—	92	1,228	(92)
Impairment of real estate held for development and sale	—	3,871	1,169	(3,871)	2,702
Cost associated with debt redemption	60	7,463	1,238	(7,403)	6,225
Lease termination costs	3,601	2,156	199	1,445	1,957
Employee termination costs	3,971	2,024	2,171	1,947	(147)
Impairment of real estate held for sale	2,604	1,158	4,758	1,446	(3,600)
Impairment of real estate owned	6,064	4,124	1,465	1,940	2,659
Impairment of assets held for sale	4,469	—	—	4,469	—
Impairment of goodwill	—	9,124	48,284	(9,124)	(39,160)
FDIC special assessment	—	2,428	—	(2,428)	2,428
Gain (loss) on sale of real estate	997	(342)	124	1,339	(466)
Amortization of intangible assets	1,248	1,303	1,359	(55)	(56)
Other	28,388	28,614	27,041	(226)	1,573

Total non-interest expense	$236,315	258,799	330,623	(22,484)	(71,824)

          BankAtlantic’s non-interest expense for 2010, 2009 and 2008 was $236.3 million, $258.8 million and $330.6 million, respectively. Excluding $20.8 million, $29.9 million and $59.6 million of impairments and costs associated with debt redemptions, BankAtlantic’s non-interest expense would have been $215.5 million, $228.9 million and $271.1 million, for 2010, 2009 and 2008, respectively. The reduction in non-interest expense during the three year period reflects management’s efforts to reduce expenses and increase operating efficiencies. In response to the adverse economic environment, we consolidated certain back-office facilities, sold five central Florida stores, renegotiated vendor contracts, continued staff reductions, out-sourced certain back-office functions and initiated other targeted expense reduction programs. In January 2011, we agreed to sell 19 branches and 2 related facilities in the Tampa area and the associated deposits to PNC. The transaction is expected to close during June 2011 and we expect the sale of the Tampa branches to reduce annual non-interest expenses by approximately $15 to $20 million. Management continues to explore opportunities to further reduce operating expenses and increase operating efficiencies; however, we may not be successful in these efforts.
          The substantial decline in employee compensation and benefits during each of the years in the three year period ended December 31, 2010 resulted primarily from workforce reductions, normal attrition, as well as declines in personnel related to reduced store lobby and call center hours. As a consequence of the work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,385 at December 31, 2007 to 1,283 at December 31, 2010, or 46%. The decline in the work force resulted in lower employee benefits, payroll taxes and recruitment advertising. Also contributing to the decline in compensation was lower incentive bonuses during 2010 compared to 2009 and 2008. Incentive bonuses were $2.5 million, $6.1 million and $6.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. BankAtlantic incurred lower employee benefit costs related

Financial Services
(BankAtlantic Bancorp)
to the discontinuation of the 401(k) Plan employer match and the employee profit sharing plan. Costs associated with these benefit Plans were $0, $0.7 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Pension costs associated with BankAtlantic’s frozen defined benefit plan were $1.3 million and $2.0 million during 2010 and 2009 compared to a pension benefit of $0.2 million during 2008. Share-based compensation expense was $0.8 million, $2.0 million and $1.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. The reduction in share based compensation expense reflects that no share based awards were granted to employees during 2009 and 2008 and the reversal of prior period share based compensation expense as the forfeiture rate on outstanding options was increased from 18% to 50% reflecting the significant reduction in the workforce throughout the three year period.
          The decline in occupancy and equipment for each of the years in the three years ended December 31, 2010 primarily resulted from the consolidation of back-office facilities resulting in lower depreciation and rent expense. Depreciation and rent expenses were $16.2 million and $11.4 million for the year ended December 31, 2010 compared to $18.2 million and $12.8 million during year ended December 31, 2009, respectively, and $20.7 million and $14.6 million, respectively, during the year ended December 31, 2008. The remaining decline in occupancy and equipment expenses was primarily due to lower building maintenance, utilities and real estate taxes during the 2010 period compared to the same 2009 and 2008 periods.
          During the year ended December 31, 2009, BankAtlantic modified its marketing focus from growing deposit account volume to enhancing BankAtlantic’s relationship with customers. As a result, BankAtlantic significantly reduced direct mail advertising and reduced gifts to customers upon the opening of deposit accounts. Direct mail advertising and customer gift expenses declined from $10.1 million for the year ended December 31, 2008 to $3.2 million and $2.4 million during the same 2009 and 2010 periods.
          We believe that the substantial decline in check losses during each of the years in the three year period ended December 31, 2010 primarily related to revisions to our overdraft policies which began in 2008 as well as lower volume of new account growth.
          The higher professional fees during the year ended December 31, 2010 compared to the same 2009 period primarily resulted from legal and related costs in connection with the class-action securities litigation and secondarily from legal costs associated with tax certificate litigation, loan modifications and loan work-outs. Legal expenses were $11.4 million during the year ended December 31, 2010 compared to $8.3 million during the same 2009 period. Legal expenses during the year ended December 31, 2010 were partially offset by $4.5 million of insurance reimbursements in connection with the class action securities litigation. During 2010, litigation costs on cases alleging claims covered by insurance exceeded the deductible under our director and officer liability insurance and we began receiving eligible cost reimbursements from the insurance carrier. Insurance claim reimbursements are recognized as a reduction to legal fees when the claim is approved by the insurance carrier. In December 2010 our insurance carrier for claims under our director and officer liability insurance denied insurance coverage in connection with the class action securities litigation for both the defense costs and any unfavorable judgment against the Company on the grounds that the jury found intentional wrongful acts by certain senior executive officers of the Company. While the Company disputes the validity of the denial of coverage, the Company does not expect to receive additional reimbursement for litigation costs associated with the class action securities litigation, unless the Company is able to successfully contest the denial of insurance coverage. Additionally, BankAtlantic engaged consulting firms during 2010 for assistance in process improvements and efficiency initiatives as well as evaluating sources of non-interest income. Consulting fees were $1.5 million during 2010 compared to $0.6 million during the same 2009 period.
          The higher professional fees for 2009 compared to 2008 were mainly associated with legal costs in connection with loan modifications, commercial loan work-outs, class-action securities litigation and tax certificate activities litigation.
          The lower telecommunication costs for the years ended December 31, 2010 and 2009 compared to the same 2008 period primarily resulted from switching during 2008 to a new vendor on more favorable terms.
          The provision for tax certificate losses for each of the years in the three year period ended December 31, 2010 reflect charge-offs and increases in the allowance for tax certificate losses associated with certificates acquired through bulk purchases in markets which are now distressed. We ceased the bulk acquisition of tax certificates and our out-of-state tax certificate portfolio has been reduced through redemptions.

Financial Services
(BankAtlantic Bancorp)
          Loss on the sale of real estate held for development and sale during the year ended December 31, 2010 reflects the sale of a real estate project for a loss shown on the above table. The loss on the sale of real estate held for development and sale during the year ended December 31, 2008 reflects the sale of vertical construction associated with the real estate project.
          Impairment of real estate held for development and sale during the years ended December 31, 2009 and 2008 represent fair value adjustments to real estate inventory associated with the real estate project described above.
          The costs associated with debt redemptions during the year ended December 31, 2010 reflects the prepayment of a $2 million FHLB advance obligation and $0.7 million repayment of a mortgage-backed bond that was scheduled to mature in September 2013.
          The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $760 million and $692 million of FHLB advances in 2009 and 2008, respectively. The prepayments in 2009 and 2008 were part of our effort to improve our liquidity and net interest margin as short term borrowing interest rates were at historical lows.
          Lease termination costs and impairment of real estate held for sale represent impairments associated with the decision to sell properties or terminate leases acquired for future branch expansion prior to December 2007.
          Employee termination costs reflect severance charges in connection with workforce reductions in each of the years in the three year period ended December 31, 2010.
Real estate owned impairments during 2010 and 2009 reflect a $3.6 million and $3.1 million write-down associated with a real estate development acquired during the fourth quarter of 2006 when BankAtlantic took possession of the collateral securing a land acquisition and development loan and, secondarily, from write-downs of residential, commercial and tax certificate real estate owned. Impairment of real estate owned during 2008 was primarily associated with properties in distressed markets acquired through tax certificate activities.
          The impairment of assets held for sale relates to a management decision to pursue a sale of BankAtlantic’s Tampa branches. As a consequence, BankAtlantic reclassified its Tampa office properties and equipment to held-for-sale and recognized a $4.5 million impairment charge at the transfer date.
          BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic performed its annual goodwill impairment test as of September 30, 2010 and determined that its remaining goodwill of $13.1 million in its capital services reporting unit was not impaired, as the fair value of our capital services reporting unit exceeded the fair value of the net assets by $14.1 million. If market conditions do not improve or deteriorate further, BankAtlantic may recognize additional goodwill impairment charges in future periods.
          Based on the results of a goodwill impairment evaluation during 2008, BankAtlantic recorded an impairment charge of $48.3 million. All goodwill in the amount of $31.0 million relating to BankAtlantic’s commercial lending reporting unit and all goodwill in the amount of $17.3 million relating to BankAtlantic’s community banking reporting unit were determined to be impaired. The impairments in the community banking and commercial lending business units reflect the on-going negative trends in the financial services industry affecting the Company’s market capitalization and the credit quality of BankAtlantic’s loan portfolios.
          In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.
          During the year ended December 31, 2010, 2009, and 2008 BankAtlantic sold $25.9 million, $6.4 million and $3.7 million, respectively, of real estate owned for losses and gains as shown on the above table.
          Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.

Financial Services
(BankAtlantic Bancorp)
          Other expenses during the year ended December 31, 2010 remained at 2009 levels as higher deposit insurance premiums and the costs to manage and sell real estate owned were partially offset by lower operating expenses. The increase in other non-interest expense for the year ended December 31, 2009 compared to the same 2008 period relates to higher deposit insurance premiums. BankAtlantic’s deposit insurance premiums, were $10.1 million, $8.6 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. These higher deposit insurance premiums were partially offset by lower general operating expenses relating management’s expense reduction initiatives.
BankAtlantic’s Provision for Income Taxes

	For the Years Ended			Change	Change
	December 31,			2010 vs.	2009 vs.
($ in thousands)	2010	2009	2008	2009	2008

Loss before income taxes	$(118,044)	(180,427)	(135,050)	62,383	(45,377)
Benefit/(provision) for income taxes	2,134	31,719	(31,094)	(29,585)	62,813

BankAtlantic net loss	$(115,910)	(148,708)	(166,144)	32,798	17,436

Effective tax rate	1.81%	17.58%	-23.02%

          Due to BankAtlantic’s recent history of losses and the sustained deterioration in economic conditions, BankAtlantic maintains a deferred tax valuation allowance for its entire amount of net deferred tax assets. The benefit for income taxes during 2010 primarily represents a reduction in the deferred tax valuation allowance from continuing operations to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. The 2009 benefit for income taxes was due primarily to a change in tax laws in November 2009 that extended the net operating loss carry back period for 2009 taxable losses from two years to five years which resulted in BankAtlantic recognizing a $31.7 million income tax benefit.
          The difference between the effective tax rate and the expected federal income tax rate of 35% during 2008 was due primarily to the disallowance of tax benefits associated with losses during 2008 and net deferred tax assets as a result of the establishment of a deferred tax valuation allowance.

Financial Services
(BankAtlantic Bancorp)
Parent Company Results of Operations
          The following table is a condensed income statement summarizing the Parent Company’s segment results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2010 vs.	2009 vs.
	2010	2009	2008	2009	2008

Net interest income (expense):
Interest income on loans	$228	352	261	(124)	91
Interest and dividend income on investments	72	221	1,184	(149)	(963)
Interest expense on junior subordinated debentures	(14,872)	(15,535)	(21,262)	663	5,727

Net interest expense	(14,572)	(14,962)	(19,817)	390	4,855
Provision for loan losses	(5,536)	(18,414)	(24,418)	12,878	6,004

Net interest expense after Provision for loan losses	(20,108)	(33,376)	(44,235)	13,268	10,859

Non-interest income:
Income from unconsolidated subsidiaries	1,054	487	600	567	(113)
Securities activities, net	—	19	(356)	(19)	375
Other income	1,257	1,058	1,027	199	31

Non-interest income	2,311	1,564	1,271	747	293

Non-interest expense:
Employee compensation and benefits	2,819	5,036	3,046	(2,217)	1,990
Professional fees	3,074	2,055	1,782	1,019	273
Advertising and promotion	293	251	279	42	(28)
Other	2,857	1,658	3,634	1,199	(1,976)

Non-interest expense	9,043	9,000	8,741	43	259

Loss before income taxes	(26,840)	(40,812)	(51,705)	13,972	10,893
(Provision) benefit for income taxes	—	—	(1,395)	—	1,395

Parent Company loss	$(26,840)	(40,812)	(53,100)	13,972	12,288

          Parent Company interest on loans during 2010, 2009 and 2008 represented interest income from two commercial real estate loans acquired in a March 2008 loan transfer from BankAtlantic that were returned to an accrual status during 2008 as the borrowers’ cash flow improved upon obtaining tenants for properties serving as collateral.
          Interest and dividend income on investments during the years ended December 31, 2010 and 2009 were comprised primarily of earnings from a BankAtlantic reverse repurchase agreement account and dividends from an equity investment. Interest and dividend income on investments during the year ended December 31, 2008 was comprised primarily of interest and dividends associated with a portfolio of debt and equity securities managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $17,000, $28,000 and $0.2 million, respectively, during the years ended December 31, 2010, 2009 and 2008.
          Interest expense for the years ended December 31, 2010, 2009 and 2008 represents interest expense recognized on the Parent Company’s junior subordinated debentures. The decline in interest expense reflects the historically low three month LIBOR interest rates during 2009 and 2010. The decline in interest rates was partially offset by deferred interest on the junior subordinated debentures. As previously discussed, the Parent Company has elected to defer the payment of interest on all of its junior subordinated debentures, commencing with the first quarter of 2009. The Parent Company is permitted under the terms of its obligations to defer interest payments for up to 20 consecutive quarterly periods. During the deferral period, interest will continue to accrue on the debentures and on the deferred interest, and

Financial Services
(BankAtlantic Bancorp)
the Company will continue to recognize such deferred interest as interest expense in its financial statements. As a consequence, the Parent Company’s junior subordinated debentures average balances increased from $300.0 million during 2009 to $314.1 million during 2010. Average interest rates on junior subordinated debentures decreased from 5.18% during the year ended December 31, 2009 to 4.73% during the same 2010 period due to a decrease in LIBOR.
          Income from unconsolidated subsidiaries during 2010, 2009 and 2008 represents equity earnings from trusts formed to issue trust preferred securities.
          During the year ended December 31, 2009, the Parent Company redeemed its investment in a private equity security for a $1.5 million gain and sold shares of Stifel common stock received from the sale of Ryan Beck for a $0.1 million gain. Also, during 2009 the Parent Company recognized a $1.6 million other-than-temporary decline in value from an equity investment in an unrelated financial institution.
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
          Other income during the year ended December 31, 2010 included $0.1 million of gains on the sale of loans. The majority of other income during the years ended December 31, 2010, 2009 and 2008 primarily represent fees charged to BankAtlantic for executive management services. These fees are eliminated in the Company’s consolidated financial statements.
          The Parent Company’s compensation expense during the years ended December 31, 2010, 2009 and 2008 represents salaries, benefits and incentives for executive officers and administrative personnel. The higher compensation expense during 2009 compared to 2010 and 2008 primarily reflects higher incentive performance bonuses during 2009. Incentive performance bonuses based on specific performance criteria were $0.2 million, $2.9 million and $1.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.
          The increase in professional fees during 2010 primarily resulted from higher consulting costs associated with investment banking and other advisory services. Consulting costs were $1.5 million, $0.3 million and $0.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. The remaining professional fees were legal costs during each of the years in the three year period ended December 31, 2010. The legal fees were incurred in connection with the Securities and Exchange Commission formal investigation, general corporate matters and foreclosure costs associated with non-performing loans held in a work-out subsidiary of the Parent Company.
               Advertising costs during each of the years in the three year period ended December 31, 2010 represents investor relations expenditures, the cost of shareholder correspondence and the annual meeting of shareholders.
          Included other expenses during the years ended December 31, 2010, 2009 and 2008 were property management costs and real estate owned losses of $1.9 million, $0.9 million and $2.5 million, respectively. The Parent Company also incurred $0.2 million of loan servicing fees paid to BankAtlantic for each of the years ended December 31, 2010, 2009 and 2008 related to the loans held by its asset workout subsidiary. Also included in other expenses for the years ended December 31, 2010, 2009 and 2008 were $0.6 million, $0.3 million and $0.3 million, respectively, of fees paid to BFC for investor relations, risk management, real estate advisory and human resources services provided to the Parent Company by BFC.
          The Parent company did not recognize a tax benefit in connection with its 2010 and 2009 losses. The Parent Company recognized a provision for income taxes of $1.4 million in 2008. These amounts represent effective tax rates of 0%, 0% and 2.65% for 2010, 2009 and 2008, respectively. The change in the Parent Company’s effective tax rate during the periods was primarily due to the disallowance of tax benefits associated with the Parent Company’s 2010, 2009 and 2008 losses as a result of a deferred tax valuation allowance established during 2008 on the Parent Company’s net deferred tax assets.

Financial Services
(BankAtlantic Bancorp)
Credit Quality
          To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed an asset workout subsidiary which acquired non-performing commercial real estate and commercial residential real estate loans from BankAtlantic for $94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. The work-out subsidiary of the Parent Company entered into a servicing arrangement with BankAtlantic with respect to these loans.
          The composition of non-performing loans acquired from BankAtlantic as of March 31, 2008 was as follows (in thousands):

Amount
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and Construction	34,915

Total commercial residential real estate	86,763
Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	(6,440)

Non-accrual loans, net	$95,054

          The composition of the transferred non-performing loans and real estate owned at the indicated dates was as follows (in thousands):

	December 31,	December 31,
	2010	2009
Non-accrual loans:
Commercial residential real estate:
Builder land loans	$3,743	14,060
Land acquisition and development	3,605	10,376
Land acquisition, development and construction	1,637	14,903

Total commercial residential real estate	8,985	39,339
Commercial non-residential real estate	5,523	5,558

Total non-accrual loans	14,508	44,897
Allowance for loan losses — specific reserves	(830)	(13,630)

Non-accrual loans, net	13,678	31,267
Performing commercial non-residential loans, net of allowance for loan losses	2,811	3,116

Loans receivable, net	$16,489	34,383

Real estate owned	$10,160	10,532

          During the year ended December 31, 2010, the Parent Company foreclosed on a $5.7 million land acquisition, development and construction loan, and a $7.9 million builder land bank loan. The properties obtained from foreclosures were sold for cash proceeds of $9.8 million. The work-out subsidiary also received $0.4 million of loan principal repayments during the year ended December 31, 2010.

Financial Services
(BankAtlantic Bancorp)
          During the year ended December 31, 2009, the Parent Company’s work-out subsidiary received proceeds of $6.3 million from loan payments and the sale of a foreclosed property, transferred a $1.0 million loan from non-accrual to performing, charged-down $16.5 million of loans and foreclosed on five properties aggregating $10.5 million.
          The Parent Company’s non-accrual loans include large loan balance lending relationships. Three relationships account for 75% of its $14.5 million of non-accrual loans as of December 31, 2010. The following table outlines general information about these relationships as of December 31, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance	Reserves	Originated	on Nonaccrual	Date (3)	Type (4)	Full Appraisal

Commercial Business
Relationship No. 1	5,523	5,523	830	Q4-2005	Q4-2007	Q4-2007	Commercial Land	Q4-2010

Residential Land Developers
Relationship No. 2 (1)	19,881	3,743	—	Q1-2005	Q4-2007	Q1-2008	Builder Land	Q4-2010
Relationship No. 3 (2)	7,383	1,639		Q1-2006	Q1-2008	Q1-2008	Land A&D	Q2-2010

Total Residential Land Developers	27,264	5,382	—

Total	32,787	10,905	830

(1)	During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 2 of $12.0 million, $1.7 million and $2.3 million, respectively.
(2)	During 2010, the Parent Company recognized partial charge-offs on relationship No. 3 aggregating $5.7 million.
(3)	The default date is defined as the date of the initial missed payment prior to default.
(4)	Acquisition and development (“A&D”).
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
          Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Years
	Ended December 31,
	2010	2009

Balance, beginning of period	$13,630	11,685
Loans charged-off	(18,222)	(16,469)
Recoveries of loans previously charged-off	—	—

Net (charge-offs)	(18,222)	(16,469)
Transfer to held for sale	(114)	—
Provision for loan losses	5,536	18,414

Balance, end of period	$830	13,630

          The provision for loan losses during the year ended December 31, 2010 and 2009 resulted from additional impairments due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. As previously stated, if market conditions do not improve in the Florida real estate market, additional provisions for loan losses and charge-offs may be required in subsequent periods.

Financial Services
(BankAtlantic Bancorp)
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
          Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through dividends, and through the issuance of equity and debt securities, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. The Parent Company has used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At December 31, 2010, BankAtlantic Bancorp had approximately $322.4 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.3 million based on interest rates at December 31, 2010, which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $28.2 million that would otherwise have been paid during the 24 months ended December 31, 2010 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $74.0 million of unpaid interest based on average interest rates as of December 31, 2010. The Company’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.
          During each of the years in the two year period ended December 31, 2010, the Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to the Office of Thrift Supervision (“OTS”) approval as provided in the Bank Order. It is unlikely that the OTS will approve a dividend from BankAtlantic based on BankAtlantic’s regulatory capital levels. As such, the Parent Company does not expect to receive cash dividends from BankAtlantic for the foreseeable future. The Parent Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans and real estate owned. However, the Parent Company may not be able to monetize the loans or real estate owned on acceptable terms, if at all.
          In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. As a result of the completion of the rights offering discussed below, $55 million of securities remain available for future issuance under this registration statement.
          During June 2010, the Company distributed to each holder of record who owned shares of the Company’s Class A Common Stock and Class B Common Stock on June 14, 2010 non-transferable subscription rights to purchase 0.327 shares of Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The rights offering was for an aggregate amount of $25 million with a subscription price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of the Company’s Class A Common Stock that were not subscribed for in the rights offering. The rights offering was completed on July 20, 2010 with the Company issuing an aggregate of 13,340,379 shares of Class A Common Stock for net proceeds of approximately $20 million, including 10,000,000 shares issued to BFC.

Financial Services
(BankAtlantic Bancorp)
          In October 2010, the Company filed a registration statement with the Securities and Exchange Commission registering the offer and sale of up to $125 million of Class A Common Stock through an underwritten public offering. This registration statement has not yet been declared effective and it is uncertain whether the Company will pursue the sale of any of the shares of Class A Common Stock under this registration statement.
          During January 2010, the Parent Company commenced cash offers to purchase all of its outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended. In August 2010, we terminated the offers with respect to the remaining $230 million of trust preferred securities and dismissed a lawsuit filed against one of the trustees which was the holder of a portion of a series of trust preferred securities held in a collateralized debt obligation pool. Upon the termination of the offers, the Company recognized $0.8 million of tender transaction costs included in other expenses in the Company’s statement of operations during the year ended December 31, 2010.
          On August 28, 2009, the Company distributed to each record holder of its Class A Common Stock and Class B Common Stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The subscription price was $2.00 per share and the Company completed the rights offering on September 29, 2009 and issued 37,980,936 shares of its Class A Common Stock to exercising shareholders, including 14,943,731 shares issued to BFC. The net proceeds from this rights offering were $75.5 million, net of offering costs. The Company used the net proceeds to contribute $75 million of capital to BankAtlantic.
          During the years ended December 31, 2010 and 2009, the Parent Company contributed $28 million and $105 million, respectively, of capital to BankAtlantic.
          The Parent Company is generally required to provide BankAtlantic with managerial assistance and capital. Any such financing could be sought through public or private offerings, including a rights offering, in privately negotiated transactions or otherwise. Additionally, we could pursue financings at the Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of our Class A Common Stock or securities convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders and any issuance of stock at the BankAtlantic level would dilute the Company’s ownership interest in BankAtlantic. Such financing may not be available to us on favorable terms or at all.
          The Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at December 31, 2010.

	As of December 31, 2010
		Gross
	Carrying	Unrealized	Estimated
(in thousands)	Value	Depreciation	Fair Value

Cash and cash equivalents	$12,226	—	12,226
Securities available for sale	10	2	8
Private investment securities	1,500	—	1,500

Total	$13,736	2	13,734

          The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at December 31, 2010 was $26.6 million. During the year ended December 31, 2010, the Parent Company received net cash flows of $10.2 million from its work-out subsidiary.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic Liquidity and Capital Resources
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic reduced its loan portfolio during 2010 and reinvested the excess cash proceeds in short term investments and interest bearing deposits at other banks in order to improve its liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by the OTS from offering interest rates on its deposits which are significantly higher than market area rates. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit increased from $760 million as of December 31, 2009 to $843 million as of December 31, 2010 due to lower FHLB advance outstanding balances and increases in available collateral resulting from the purchase of agency and municipal securities partially offset by lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease.
          In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law permanently raising the maximum standard deposit insurance to $250,000 per depositor, for each ownership category as defined by the FDIC. The Act also provides for full deposit insurance on non-interest bearing deposit accounts until December 31, 2012.
          In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates were raised by 7 basis points for all depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC imposed a 5 basis point special assessment as of June 30, 2009 that was paid in September 2009. As a consequence of the increased assessment rates, BankAtlantic’s FDIC insurance premium increased from $2.8 million during the year ended December 31, 2008 to $10.1 million during the year ended December 31, 2010. In September 2009, the FDIC required financial institutions to prepay, in December 2009, their estimated quarterly FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. During the fourth quarter of 2009, BankAtlantic remitted $31.3 million to the FDIC for prepaid assessments. Included in the Company’s statement of financial condition as of December 31, 2010 and 2009 was $31.3 million and $23.4 million, respectively, of prepaid FDIC deposit assessments.
          The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $170 million and to obtain a $222 million letter of credit primarily securing public deposits as of December 31, 2010. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $612 million at December 31, 2010. An additional source of liquidity for BankAtlantic is its securities portfolio. As of December 31, 2010, BankAtlantic had $195 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $2.2 million in funding and at December 31, 2010, BankAtlantic had $1.2 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to

Financial Services
(BankAtlantic Bancorp)
participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $35.5 million as of December 31, 2010, with no amounts outstanding under this program at December 31, 2010. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity could be materially adversely affected.
          BankAtlantic also has various relationships to execute repurchase agreements, which may to a limited extent be utilized as an alternative source of liquidity. At December 31, 2010, BankAtlantic had $21.5 million of securities sold under agreements to repurchase outstanding, representing 0.5% of total assets. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $558.8 million at December 31, 2010. BankAtlantic’s ending cash on hand or with other financial institutions was significantly higher than BankAtlantic’s average cash on hand or with other financial institutions during the year ended December 31, 2010 of $360.0 million. The higher balances at year-end reflect the anticipated sale of the Tampa branches and a management decision to maintain higher liquidity at period end.
          Brokered deposits have previously served as an additional source of liquidity. Included in deposits at December 31, 2010 was $14.1 million in brokered deposits. BankAtlantic is currently restricted by the OTS from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects the balance of its brokered deposits to decline for the foreseeable future.
          BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions have made it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the year ended December 31, 2010 by reducing assets, increasing agency guaranteed securities and paying down borrowings.
          BankAtlantic’s commitment to originate and purchase loans was $23.3 million and $2.6 million, respectively, at December 31, 2010 compared to $62.6 million of commitments to originate loans at December 31, 2009. BankAtlantic had no commitments to purchase loans at December 31, 2009. At December 31, 2010, total loan commitments represented approximately 0.8% of net loans receivable.
          At December 31, 2010, BankAtlantic had mortgage-backed securities of approximately $22.7 million pledged to secure securities sold under agreements to repurchase.

Financial Services
(BankAtlantic Bancorp)
          A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2010. The total amount of principal repayments on loans and securities contractually due after December 31, 2011 was $2.8 billion, of which $1.1 billion have fixed interest rates and $1.7 billion have floating or adjustable interest rates. Actual principal repayments may vary from the amounts due at scheduled payment dates where the borrower fails to make all or a portion of the required payments or BankAtlantic agrees to extend the scheduled payment dates and/or modifies the amount due on such dates. The table below represents the amounts due based on the contractual terms of the loans or securities and actual principal repayments may differ from information shown below (in thousands):

	Outstanding at
	December 31,	For the Period Ending December 31,
	2010	2011	2012-2013	2014-2018	2019-2023	2024-2028	>2028

Commercial real estate	$1,112,291	444,144	318,351	201,850	112,638	34,583	725
Residential real estate	1,222,194	18,336	3,797	48,285	147,424	18,723	985,629
Consumer	623,387	4,534	13,580	427,531	170,210	7,532	—
Commercial business	233,241	151,529	19,635	58,022	4,055	—	—

Total loans	$3,191,113	618,543	355,363	735,688	434,327	60,839	986,354

Total securities available for sale (1)	$423,071	180,317	61,873	565	27,299	28,849	124,168

(1)	Does not include $1.3 million of equity securities.
          Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2010 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total

One year or less	$169,475	131,979	301,454
Over one year, but less than five years	60,094	11,738	71,832
Over five years	3,673	1,340	5,013

	$233,242	145,057	378,299

Due After One Year:
Pre-determined interest rate	$62,928	10,529	73,457
Floating or adjustable interest rate	839	2,549	3,388

	$63,767	13,078	76,845

     BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2010 was:

Florida	64%
Eastern U.S.A.	19%
Western U.S.A.	14%
Central U.S.A	3%

100%

          The loan concentration for loans BankAtlantic originated is primarily in Florida. The concentration in locations other than Florida relates primarily to purchased wholesale residential real estate loans.

Financial Services
(BankAtlantic Bancorp)
          At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

	Actual
	Amount	Ratio
At December 31, 2010:
Total risk-based capital	$334,601	11.72%
Tier 1 risk-based capital	276,362	9.68
Tangible capital	276,362	6.22
Tier 1/Core capital	276,362	6.22

At December 31, 2009:
Total risk-based capital	$422,724	12.56%
Tier 1 risk-based capital	357,660	10.63
Tangible capital	357,660	7.58
Tier 1/Core capital	357,660	7.58
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.
          Pursuant to the February 2011 Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic had maintained its regulatory capital ratios at levels that exceed prompt corrective action “well capitalized” requirements during the year ended December 31, 2010. However, based on BankAtlantic’s risk profile, the OTS raised its regulatory capital requirements above the “well capitalized” amounts. The Parent Company and BankAtlantic will seek to meet the higher capital requirements through the anticipated net gain upon consummation of the Tampa branch sale to PNC and through other efforts that may include the issuance of its Class A Common Stock through a public or private offering. Additionally, BankAtlantic may continue to seek to reduce its asset size in order to improve its regulatory capital ratios, although this may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital in subsequent periods and the sale of the Tampa branches may not be consummated in the time frame anticipated, upon the contemplated terms, or at all. The inability to raise capital or otherwise meet regulatory requirements could have a material adverse impact on the Company’s business, results of operations and financial condition.
Consolidated Cash Flows
A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Net cash provided by (used in):
Operating activities	$117,766	30,949	64,138
Investing activities	336,314	869,633	292,495
Financing activities	(175,119)	(824,742)	(322,250)

Increase in cash and cash equivalents	$278,961	75,840	34,383

          The increase in cash flows from operating activities during 2010 compared to 2009 primarily reflects a decline in other assets associated with the $31.7 million net operating loss carryback cash receipts and lower operating expenses during 2010 compared to 2009.

Financial Services
(BankAtlantic Bancorp)
          The decrease in cash flows from operating activities during 2009 compared to 2008 was primarily due to an increase in other assets reflecting the $31.3 million prepayment of FDIC insurance assessments and lower non-interest expenses partially offset by a decline in net interest income and non-interest income.
          The decrease in cash flows from investing activities during 2010 compared to 2009 primarily resulted from the higher purchases of short-term securities available for sale and tax certificates during 2010 compared to 2009. The decrease in investing activities from securities purchases was partially offset by higher loan repayments and loan sales during 2010 compared to 2009.
          The increase in cash flows from investing activities during 2009 compared to 2008 primarily resulted from a decline in interest earning assets as loan and securities repayments exceeded loan originations and securities purchased. Additionally, in order to further reduce assets during 2009, the Company sold securities available for sale. The Company reduced its total assets during 2009 and 2008 in order to improve its liquidity and regulatory capital levels in response to the difficult economic environment.
          The increase in cash flows from financing activities during 2010 compared to 2009 primarily resulted form the significant prepayment of FHLB and short term borrowings during 2009. FHLB advance and short term borrowing balances declined from $1,251.5 million at December 31, 2008 to $309.3 million at December 31, 2009 to $192.8 million at December 31, 2010. The above increases in cash flows from financing activities were partially offset by a decline in deposit balances during 2010 compared to an increase in deposit balances during 2009.
          The decrease in cash flows from financing activities during 2009 compared to 2008 resulted from the prepayment of FHLB advances and short term borrowings. Funds from the repayment of loans and the sales of securities available for sale were used to repay borrowings. The above declines in financing cash flows were partially offset by proceeds from the issuance of common stock and deposit growth.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
          The table below summarizes the Company’s loan commitments at December 31, 2010 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Commercial Commitments	Committed	1 year	1-3 years	4-5 years	years

Lines of credit	$388,712	81,708	—	—	307,004
Standby letters of credit	9,804	9,804	—	—	—
Other commercial commitments	25,855	25,855	—	—	—

Total commercial commitments	$424,371	117,367	—	—	307,004

     Lines of credit are primarily revolving lines to home equity and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $8.3 million at December 31, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.5 million at December 31, 2010. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.
          Other commercial commitments are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment

Financial Services
(BankAtlantic Bancorp)
amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
          At December 31, 2010, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.
          The table below summarizes the Company’s contractual obligations at December 31, 2010 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$660,134	516,920	122,227	20,984	3
Long-term debt	344,385	—	46,537	3,653	294,195
Advances from FHLB (1)	170,000	170,000	—	—	—
Operating lease obligations held for sublease	35,411	1,541	3,063	3,163	27,644
Operating Tampa lease obligations	27,411	1,727	3,195	2,968	19,521
Operating lease obligations held for use	32,943	5,388	8,841	4,973	13,741
Pension obligation	18,443	1,496	3,155	3,545	10,247
Other obligations	14,006	2,806	6,400	4,800	—

Total contractual cash obligations	$1,302,733	699,878	193,418	44,086	365,351

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
          Long-term debt primarily consists of the junior subordinated debentures issued by the Parent Company as well as BankAtlantic’s subordinated debentures.
          Operating lease obligations held for sublease represent minimum future lease payments on executed leases that the Company intends to sublease or terminate. These lease agreements were primarily initiated in connection with BankAtlantic’s branch expansion program.
          Operating Tampa lease obligations represent minimum future lease payments associated with our Tampa branches. BankAtlantic expects to assign these leases to PNC upon consummation of the agreement to sell the Tampa branches.
          Operating lease obligations held for use represent minimum future lease payments in which the Company is the lessee for real estate and equipment leases.
          The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2010. The payments represent the estimated benefit payments through 2020, the majority of which are anticipated to be funded through plan assets. The table does not include estimated benefit payments after 2021. The actuarial present value of the projected accumulated benefit obligation was $34.0 million at December 31, 2010. The plan was underfunded by $9.7 million as of December 31, 2010. The Company is required to fund plan deficits over a seven year period which would include a contribution of $0.5 million to the pension plan for the year ended December 31, 2010. The Company’s future cash contribution may increase or decrease depending on the performance of the plan assets and the increase or decrease of the projected benefit obligation in subsequent periods.
          Pursuant to the Ryan Beck sale agreement, the Parent Company agreed to indemnify Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arose out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $3 million with a $20 million limitation on the indemnity. The indemnified losses include federal taxes and litigation claims. The indemnification period for claims asserted ended on August 31, 2009. Included in the Company’s consolidated statement of operations in discontinued operations during each of the years in the two years ended December 31, 2010 was $0.5 million in indemnification costs.

Financial Services
(BankAtlantic Bancorp)
          BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2010, BankAtlantic was secondarily liable for $9.4 million of lease payments under leases that were assigned to third parties. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans.
          Other obligations are primarily legally binding agreements with vendors for advertising, marketing and sponsorship services as well as unrecognized tax benefits.
          The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.
          Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2010 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims. (Refer to note 27, Commitments and Contingencies, for disclosure on range of reasonably possible losses estimated for legal claims).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
BFC
          Market risk is defined as the risk of loss arising from adverse changes in market valuations resulting from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. BFC’s primary market risk is equity price risk and interest rate risk.
          Because BankAtlantic Bancorp and Bluegreen are consolidated in BFC’s financial statements, a significant change in the market price of the stock of those companies would not directly impact BFC’s financial results, but would likely have an effect on the market price of BFC’s common stock. The market price of BFC’s common stock and the market prices of BankAtlantic Bancorp’s and Bluegreen’s common stock are important to the valuation and financing capability of BFC. BFC also owns 800,000 shares of Benihana’s Convertible Preferred Stock for which no market is available. The ability to realize or liquidate this investment will depend on future market and economic conditions and the ability to register the shares of Benihana’s Common Stock acquired by BFC in the event it converts its shares of Benihana’s Convertible Preferred stock, all of which are subject to significant risk. At December 31, 2010, the closing price of Benihana’s Common Stock was $8.01 per share. At December 31, 2010, the market value of the 800,000 shares of Benihana’s Convertible Preferred Stock owned by BFC, if converted to Benihana’s Common Stock, would have been approximately $12.6 million.
Woodbridge
          Woodbridge may be subject to interest rate risk on its and its subsidiaries’ long term debt. As previously discussed, during the fourth quarter of 2010, Core relinquished to its lenders title to substantially all of the land Core owned in both Florida and South Carolina and pledged its ownership interests in several of its subsidiaries. In turn, the lenders released Core and its subsidiaries from their obligations with respect to the debt. As of December 31, 2010 (and after giving effect to the resolution of Core’s debt), Woodbridge, including its wholly-owned Carolina Oak subsidiary, had $91.3 million in borrowings with adjustable rates tied to the Prime Rate and/or LIBOR and $42.3 million in borrowings with fixed or initially-fixed rates. This includes $37.2 million of indebtedness tied to the Prime Rate for which Woodbridge is the obligor that is alleged to be in default. As previously discussed, Woodbridge and Carolina Oak are negotiating with the investor group which holds the note to finalize a settlement agreement to resolve the debt. There is no assurance that the settlement agreement will be entered into on the contemplated terms, or at all.
Bluegreen
          Bluegreen have increased the sales prices of its VOIs periodically and have experienced increased construction and development costs from time to time during the last several years. There is no assurance that Bluegreen will be able to increase or maintain the current level of its sales prices or that increased construction costs will not have a material adverse impact on its gross margin. In addition, to the extent that inflation in general or increased prices for Bluegreen VOIs adversely impacts consumer demand, Bluegreen’s results of operations could be adversely impacted. While Bluegreen have previously reduced sales prices of its homesites in response to low levels of consumer demand, these same factors may continue to affect its Bluegreen Communities segment in the future.
          During 2010, Bluegreen’s total revenues and net assets denominated in a currency other than U.S. dollars represented approximately 3% and less than 1% of our consolidated revenues and its consolidated assets, respectively. Sales generated by Bluegreen Properties, N.V., its subsidiary in Aruba, are transacted in U.S. dollars. The effects of changes in foreign currency exchange rates have not historically been significant to its operations or net assets.
          As of December 31, 2010, Bluegreen had fixed interest rate debt of approximately $556.1 million and floating interest rate debt of approximately $268.8 million before purchase accounting adjustment. In addition, the majority of Bluegreen’s notes receivable from VOI and homesite customers were comprised of fixed rate loans. The floating interest rates are based either upon the prevailing prime or LIBOR rates. For floating rate financial instruments, interest rate changes do not generally affect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate financial instruments, interest rate changes affect the market value of the debt but do not impact earnings or cash flows.
          To the extent inflationary trends, tightened credit markets or other factors affect interest rates, Bluegreen debt service costs may increase. If interest rates increased or decreased one percentage point, the effect on interest expense related to Bluegreen’s variable-rate debt would be an annual increase or a decrease of approximately $2.7 million, based on December 31, 2010 balances. A similar change in interest rates would affect the total fair value of Bluegreen’s fixed rate debt by an immaterial amount. This analysis does not consider the effects of changes in the level of overall economic activity that could result due to interest rate changes. Further, in the event of a change in interest rates, Bluegreen would likely attempt to take actions to mitigate any exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the foregoing sensitivity analysis assumes no changes in our financial structure.

BankAtlantic Bancorp
          The amount of BankAtlantic’s interest earning assets and interest-bearing liabilities expected to re-price, prepay or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Re-pricing Gap Table
	As of December 31, 2010
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$111,266	75,170	44,668	176,672	407,776
Hybrids ARM less than 5 years	11,358	6,262	243	108	17,971
Hybrids ARM more than 5 years	364,823	235,574	130,028	68,833	799,258
Commercial loans	789,029	159,673	67,379	27,518	1,043,599
Small business loans	153,964	94,869	34,620	22,381	305,834
Consumer	605,346	5,060	3,099	8,812	622,317

Total loans	2,035,786	576,608	280,037	304,324	3,196,755

Investment securities
Mortgage backed securities	45,331	41,248	20,027	64,647	171,253
Other investment securities	329,457	1,734	—	9,807	340,998
Tax certificates	89,789	—	—	—	89,789

Total investment securities	464,577	42,982	20,027	74,454	602,040

Total interest earning assets	2,500,363	619,590	300,064	378,778	3,798,795

Total non-earning assets	669,718	—	—	655	670,373

Total assets	$3,170,081	619,590	300,064	379,433	4,469,168

Total interest bearing liabilities	$3,100,738	119,437	19,182	2,310	3,241,667
Non-interest bearing liabilities	158,353	234,742	153,591	680,816	1,227,502

Total non-interest bearing liabilities and equity	$3,259,091	354,179	172,773	683,126	4,469,169

GAP (repricing difference)	$(600,374)	500,154	280,883	376,469
Cumulative GAP	$(600,374)	(100,220)	180,663	557,132
Repricing Percentage	-13.43%	11.19%	6.28%	8.42%

Cumulative Percentage	-13.43%	-2.24%	4.04%	12.47%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.
          BankAtlantic’s residential loan portfolio includes interest-only loans. These loans are scheduled to re-price as follows (in thousands):

Year Ending December 31,	Amount (1)
2011	$52,146
2012	48,257
2013	96,267
2014	38,655
2015	123,507
Thereafter	191,414

Total interest only loans	$550,246

(1)	The above table assumes no prepayments.

          The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting BankAtlantic to significant interest rate risk because its assets and liabilities re-price at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.
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
          The model calculates the change in net interest income by:
i.	Calculating interest income and interest expense from existing assets and liabilities using current re-pricing, prepayment and volume assumptions,
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
          In assessing the interest rate risk during 2010 certain assumptions were utilized in preparing the following table. These assumptions related to:
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

          Presented below is an analysis of the BankAtlantic estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars are in thousands):

As of December 31, 2010
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$155,248	7.18%
+100 bp	149,079	2.92%
0	144,845	—
-100 bp	139,818	-3.47%
-200 bp	136,919	-5.47%

As of December 31, 2009
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$166,800	1.93%
+100 bp	164,645	0.62%
0	163,634	—
-100 bp	164,519	0.54%
-200 bp	162,552	-0.66%
          BankAtlantic Bancorp Parent Company has $322.4 million of outstanding junior subordinated debentures at December 31, 2010 of which $254.8 million bear interest at variable interest rates and adjust quarterly and $67.5 million bear interest at an 8.5% fixed rate. As of December 31, 2010, $290.1 million of the junior subordinated debentures are callable and $32.3 million become callable in 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BFC FINANCIAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Bluegreen Corporation
On November 16, 2009, we acquired approximately 7.4 million additional shares of Bluegreen’s common stock, increasing our ownership interest to 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we currently have a controlling interest in Bluegreen and, under generally accepted accounting principles (“GAAP”), Bluegreen’s results from the November 16, 2009 acquisition date are consolidated in our financial statements. Prior to November 16, 2009, we owned approximately 9.5 million shares, representing approximately 29%, of Bluegreen’s outstanding common stock. The approximately 29% investment in Bluegreen was accounted for under the equity method of accounting and, under GAAP, we reported our interest in Bluegreen’s earnings or losses in our consolidated financial statements. In accordance with applicable accounting guidance relating to Bluegreen’s status as a “significant subsidiary” during the year ended December 31, 2009, we have attached as Exhibit 99.1 to this Annual Report on Form 10-K Bluegreen’s audited financial statements for each of the years in the three year period ended December 31, 2010, including the report of Ernst & Young LLP, Bluegreen’s independent registered public accounting firm.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of
   BFC Financial Corporation
In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of comprehensive income (loss), of changes in equity and of cash flows present fairly, in all material respects, the financial position of BFC Financial Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the report of other auditors, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements or internal control over financial reporting of Bluegreen Corporation (“Bluegreen”), an approximately 52 percent-owned consolidated subsidiary of the Company at December 31, 2010 and 2009. The 2010 Bluegreen financial statements audited by other auditors were prepared on a “historical” basis (prior to purchase accounting adjustments from the November 2009 acquisition discussed in Note 4 to the financial statements) and reflect total assets of $1,255.9 million and total revenue of $365.7 million (subsequently adjusted by the Company to total assets of $1,195.8 million and total revenue of $392.9 million for the application and subsequent effect of purchase accounting adjustments.) The 2009 Bluegreen financial statements audited by other auditors were prepared on a “historical” basis (prior to purchase accounting adjustments from the November 2009 acquisition) and reflect total assets of $1,131.3 million (subsequently adjusted by the Company to $889.3 million for the application and subsequent effect of purchase accounting adjustments). Additionally, we did not audit the financial statements of Bluegreen, an approximately 29 percent-owned equity investment of the Company as of and for the year ended December 31, 2008, which statements represent equity in the net gain (loss) of approximately ($154,000) (prior to the amortization of basis difference of $13.9 million) for the year ended December 31, 2008. We audited the purchase accounting adjustments necessary to convert the “historical” basis financial statements of Bluegreen to the basis reflected in the Company’s 2010 and 2009 consolidated financial statements, as well as the other-than-temporary impairment and amortization of the basis difference recorded in the Company’s 2008 financial statements. The financial statements and internal control over financial reporting of Bluegreen Corporation were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the historical amounts included for Bluegreen Corporation and as to the effectiveness of its internal control over financial reporting as of December 31, 2010, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for transfers of financial assets and consolidation of variable interest entities in 2010. As discussed in Note 1, on November 16, 2009, the Company purchased a controlling interest in Bluegreen and, effective that date, consolidated the financial statements of Bluegreen in the Company’s consolidated financial statements. As discussed in Note 1, the Company changed the manner in which it accounts for business combinations and noncontrolling interests in 2009.
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
/s/ PricewaterhouseCoopers LLP
Miami, Florida
April 8, 2011

BFC Financial Corporation
Consolidated Statements of Financial Condition
(In thousands, except share data)

	December 31,
	2010	2009
		(As Revised)
ASSETS
Cash and cash equivalents	$178,868	189,728
Interest bearing deposits in other banks	455,538	126,352
Restricted cash ($41,243 held by variable interest entities (“VIE”) at December 31, 2010)	62,249	24,020
Securities available for sale at fair value	465,020	346,375
Investment securities at cost or amortized cost (fair value: $2,033 in 2010 and $9,654 in 2009)	2,033	9,654
Current income tax receivable	9,399	64,006
Tax certificates, net of allowance of $8,811 in 2010 and $6,781 in 2009	89,789	110,991
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	43,557	48,751
Loans held for sale	29,765	4,547
Loans receivable, net of allowance for loan losses of $162,139 in 2010 and $187,218 in 2009	3,009,721	3,678,894
Notes receivable, including gross securitized notes of $533,343 at December 31, 2010, net of allowance of $93,398 in 2010 and $3,986 in 2009	574,969	279,645
Retained interest in notes receivable sold	—	26,340
Accrued interest receivable	22,010	32,279
Real estate inventory	343,497	484,927
Real estate owned and other repossessed assets	74,488	46,477
Investments in unconsolidated affiliates	12,455	15,272
Properties and equipment, net	218,665	289,209
Goodwill	12,241	12,241
Intangible assets, net	78,918	83,743
Assets held for sale	37,334	—
Assets held for sale from discontinued operations	—	71,900
Prepaid Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	22,008	31,250
Other assets	70,542	65,500

Total assets	$5,813,066	6,042,101

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$2,758,032	3,133,360
Non-interest bearing deposits	792,012	815,458
Deposits held for sale	341,146	—

Total deposits	3,891,190	3,948,818
Advances from FHLB	170,000	282,012
Securities sold under agreements to repurchase	21,524	24,468
Other short term borrowings	1,240	2,803
Receivable-backed notes payable, (including $459,030 held by VIE at December 31, 2010)	569,214	237,416
Notes and mortgage notes payable and other borrowings	239,571	395,361
Junior subordinated debentures	461,568	447,211
Deferred income taxes	28,663	25,205
Deferred gain on settlement of investment in subsidiary	11,305	—
Liabilities related to assets held for sale	87	—
Liabilities related to assets held for sale from discontinued operations	—	76,351
Other liabilities	186,547	187,032

Total liabilities	5,580,909	5,626,677

Commitments and contingencies
Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares issued and outstanding 15,000 shares with redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 68,521,497 in 2010 and 2009	685	685
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,859,751 in 2010 and 6,854,251 in 2009	69	69
Additional paid-in capital	230,748	227,934
(Accumulated deficit) retained earnings	(88,853)	18,166
Accumulated other comprehensive income (loss)	223	(1,771)

Total BFC Financial Corporation (“BFC”) shareholders’ equity	142,872	245,083
Noncontrolling interests	78,256	159,312

Total equity	221,128	404,395

Total liabilities and equity	$5,813,066	6,042,101

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
		(As Revised)
Revenues
Real Estate and Other:
Sales of real estate	$181,366	27,406	13,837
Other resorts and communities operations revenue	67,675	5,832	—
Other revenues	55,826	8,859	3,033
Interest income	93,613	12,182	—

	398,480	54,279	16,870

Financial Services:
Interest income	178,735	225,762	314,538
Service charges on deposits	59,844	75,739	93,905
Other service charges and fees	30,140	29,542	28,959
Securities activities, net	2,864	11,180	2,039
Other non-interest income	12,613	11,864	10,130

	284,196	354,087	449,571

Total revenues	682,676	408,366	466,441

Costs and Expenses
Real Estate and Other:
Cost of sales of real estate	66,646	108,661	12,838
Cost of sales of other resorts and communities operations	50,377	5,018	—
Interest expense, net of interest capitalized	85,002	18,131	8,431
Selling, general and administrative expenses	245,865	67,035	55,201
Impairment of goodwill	—	2,001	—
Other expenses	3,889	6,449	—

	451,779	207,295	76,470

Financial Services:
Interest expense	39,665	74,852	140,502
Provision for loan losses	144,361	232,658	159,801
Employee compensation and benefits	93,950	108,245	128,897
Occupancy and equipment	53,589	58,576	64,782
Advertising and promotion	8,598	8,646	16,335
Check losses	2,421	4,188	8,767
Professional fees	20,438	14,629	12,761
Supplies and postage	3,954	4,173	4,662
Telecommunication	2,533	2,481	4,452
Cost associated with debt redemption	60	7,463	1,238
Provision for tax certificates	4,552	3,388	7,286
Lease termination costs	3,601	2,156	199
Employee termination costs	3,971	2,024	2,171
Impairment of assets held for sale	4,469	—	—
Impairment of goodwill	—	8,541	46,564
Impairment of real estate held for sale	2,604	1,158	4,758
Impairment of real estate owned	6,830	4,124	1,465
FDIC special assessment	—	2,428	—
FDIC deposit insurance assessment	10,148	8,562	2,793
Other expenses	21,112	25,175	27,537

	426,856	573,467	634,970

Total costs and expenses	878,635	780,762	711,440

(CONTINUED)
See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
		(As Revised)
Gain on bargain purchase of Bluegreen	$—	182,849	—
(Loss) gain on settlement of investment in Woodbridge’s subsidiary	(977)	29,679	—
Gain on extinguishment of debt	13,049	—	—
Equity in (loss) earnings from unconsolidated affiliates	(851)	33,381	15,064
Impairment of unconsolidated affiliates	—	(31,181)	(96,579)
Impairment of investments	—	(2,396)	(15,548)
Investment gains	—	6,654	2,076
Other income	2,691	3,109	7,750

Loss from continuing operations before income taxes	(182,047)	(150,301)	(332,236)
Less: Provision (benefit) for income taxes	105	(68,900)	15,763

Loss from continuing operations	(182,152)	(81,401)	(347,999)
Income (loss) from discontinued operations	1,965	(11,931)	19,388
Extraordinary gain		—	9,145

Net loss	(180,187)	(93,332)	(319,466)
Less: Net loss attributable to noncontrolling interests	(76,339)	(120,611)	(260,567)

Net (loss) income attributable to BFC	(103,848)	27,279	(58,899)
Preferred stock dividends	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(104,598)	26,529	(59,649)

Basic and Diluted (Loss) Earnings Per Common Share Attributable to BFC (Note 39):

Basic (Loss) Earnings Per Common Share
(Loss) earnings per share from continuing operations	$(1.42)	0.71	(1.63)
Earnings (loss) per share from discontinued operations	0.03	(0.24)	0.11
Earnings per share from extraordinary gain		—	0.20

Net (loss) income per common share	$(1.39)	0.47	(1.32)

Diluted (Loss) Earnings Per Common Share
(Loss) earnings per share from continuing operations	$(1.42)	0.71	(1.63)
(Loss) earnings per share from discontinued operations	0.03	(0.24)	0.11
Earnings per share from extraordinary gain		—	0.20

Net (loss) income per common share	$(1.39)	0.47	(1.32)

Basic weighted average number of common shares outstanding	75,379	57,235	45,097

Diluted weighted average number of common and common equivalent shares outstanding	75,379	57,235	45,097

Amounts attributable to BFC common shareholders:
(Loss) income from continuing operations, net of tax	$(106,837)	40,391	(73,752)
Income (loss) from discontinued operations, net of tax	2,239	(13,862)	4,958
Extraordinary gain, net of tax	—	—	9,145

Net income (loss)	$(104,598)	26,529	(59,649)

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
		(As Revised)
Net loss	$(180,187)	(93,332)	(319,466)

Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on securities available for sale	4,340	13,876	(14,576)
Provision (benefit) for income taxes	1,310	555	(6,647)

Unrealized gains (loss) on securities available for sale, net of tax	3,030	13,321	(7,929)

Net change from defined benefit plan	1,655	7,765	(13,911)
Provision for income taxes	—	2,222	2,112

Net change from defined benefit plan, net of tax	1,655	5,543	(16,023)

Unrealized losses associated with retained interests in notes receivables sold	—	(1,513)	—
Benefit for income taxes	—	(588)	—

Unrealized losses associated with retained interests in notes receivables sold, net of tax	—	(925)	—

Unrealized gains (losses) associated with investment in unconsolidated affiliates	—	29	(2021)
Benefit for income taxes	—	—	(184)
Unrealized gains (losses) associated with investment in unconsolidated affiliates, net of tax	—	29	(1,837)

Reclassification adjustments:
Realized net periodic pension (costs) income	(1,356)	(2,005)	248
Net realized (gains) loss on securities available for sale	(3,296)	(12,435)	10,502

Reclassification adjustments	(4,652)	(14,440)	10,750

Other comprehensive income (loss), net of tax	33	3,528	(15,039)

Comprehensive loss	(180,154)	(89,804)	(334,505)
Less: Comprehensive loss attributable to noncontrolling interest	(77,375)	(117,610)	(271,712)

Total comprehensive (loss) income attributable to BFC	$(102,779)	27,806	(62,793)

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Changes in Equity
For each of the years in the three year period ended December 31, 2010
(In thousands)

							Accumulated
							Other
						(Accumulated	Compre-	Total	Non-
	Shares of Common		Class A	Class B	Additional	Deficit)	hensive	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	Retained	Income	Shareholders’	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Earnings	(Loss)	Equity	Subsidiaries	Equity
Balance, December 31, 2007	38,233	6,876	382	69	131,189	50,801	1,596	184,037	558,950	742,987
Net loss	—	—	—	—	—	(58,899)	—	(58,899)	(260,567)	(319,466)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(3,894)	(3,894)	(11,145)	(15,039)
Issuance of restricted
Class A Common Stock	120	—	—	—	—	—	—	—	—	—
Transfer of shares of Common Stock	1	(1)	—	—	—		—	—	—	—
Purchase and retirement of Class A Common Stock	(100)	—	—	—	(54)	—	—	(54)	—	(54)
Net effect of subsidiaries’ capital transactions attributable to BFC, net of taxes	—	—	—	—	2,398	—	—	2,398	—	2,398
Noncontrolling interests net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(24,684)	(24,684)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Re-classification of the 5% Preferred Stock										—
to Redeemable Preferred stock	—	—	—	—	(11,029)	—	—	(11,029)	—	(11,029)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,058	—	—	1,058	—	1,058

Balance, December 31, 2008	38,254	6,875	382	69	123,562	(8,848)	(2,298)	112,867	262,554	375,421
Net income (loss)	—	—	—	—	—	27,279	—	27,279	(120,611)	(93,332)
Noncontrolling interests from acquisitions	—	—	—	—	—	—	—	—	71,344	71,344
Other comprehensive income, net of taxes	—	—	—	—	—	—	527	527	3,001	3,528
Merger transaction (Note 3)	30,246	—	303	—	94,676	—	—	94,979	(99,583)	(4,604)
Transfer of shares of Common Stock	21	(21)	—	—	—	—	—	—	—	—
Pro rata share of the cumulative effect of accounting changes recognized by
Bluegreen on retained interests in notes receivable sold	—	—	—	—	—	485	—	485	1,575	2,060
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	8,333	—	—	8,333	—	8,333
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	41,032	41,032
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation related to stock options and restricted stock	—	—	—	—	1,363	—	—	1,363	—	1,363

Balance, December 31, 2009 (As Revised)	68,521	6,854	$685	$69	$227,934	$18,166	$(1,771)	$245,083	$159,312	$404,395
Cumulative effect of change								—		—
in accounting principle (Note 5)	—	—	—	—	—	(2,421)	925	(1,496)	(1,073)	(2,569)

Balance beginning of year, as adjusted			$685	$69	$227,934	$15,745	$(846)	$243,587	$158,239	$401,826
Net loss	—	—	—	—	—	(103,848)	—	(103,848)	(76,339)	(180,187)
Other comprehensive income (loss)	—	—	—	—	—	—	1,069	1,069	(1,036)	33
Issuance of Class B Common Stock from exercise of options	—	6	—	—	2	—	—	2	—	2
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	1,760	—	—	1,760	—	1,760
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(2,608)	(2,608)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(750)	—	(750)	—	(750)
Share-based compensation related to stock options	—	—	—	—	1,052	—	—	1,052	—	1,052

Balance, December 31, 2010	68,521	6,860	$685	$69	$230,748	$(88,853)	$223	$142,872	$78,256	$221,128

See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
		(As Revised)
Operating activities:
Net loss	$(180,187)	(93,332)	(319,466)
Adjustment to reconcile net loss to net cash provided by operating activities:
Extraordinary gain	—	—	(9,145)
Discontinued operations attributable to noncontrolling interest	—	—	(12,144)
Provision for loan valuation allowances, net	155,743	240,169	168,552
Provision for notes receivable allowances, net	46,059	3,986	—
Restructuring charges, impairments and exit activities	14,645	9,209	8,564
Realized gain on extinguishment of debt	(13,837)	—	—
Depreciation, amortization and accretion, net	7,447	24,016	28,389
Share-based compensation expense	5,082	4,724	3,821
Securities activities, net	(2,864)	(17,834)	(4,116)
Net losses (gains) on sales of real estate owned, real estate, loans held for sale and office properties and equipment	1,779	(515)	(2,448)
Net gain on sale of assets	(2,104)	—	—
Stifel stock received as earn-out consideration pursuant to the Ryan Beck sales agreement	—	(8,589)	(11,309)
Gain on bargain purchase of Bluegreen	—	(182,849)	—
Loss (gain) on settlement of investment in Woodbridge’s subsidiary	977	(29,679)	—
Originations of loans held for sale, net	(49,593)	(74,764)	(59,323)
Proceeds from sales of loans held for sale	52,678	74,325	53,564
Equity in loss (earnings) from unconsolidated affiliates	851	(33,339)	(14,019)
Impairment of unconsolidated affiliates	—	31,181	96,579
Impairment of investments	—	2,396	15,548
Impairment of real estate inventory and long lived assets	36,553	94,212	3,605
Impairment of goodwill	—	10,542	46,564
Impairment of fixed assets	—	20,698	—
Deferred income tax (benefit) provision	(875)	869	50,260
Decrease (increase) in income tax receivable	23,825	(66,386)	—
Deferred interest on junior subordinated debentures	14,051	14,139	—
Interest accretion on retained interests in notes receivable sold	—	2,065	—
Net losses associated with debt redemption	60	7,463	1,238
Decrease (increase) in real estate inventory	23,975	(2,610)	(8,582)
Increase in securities owned, net	—	(103)	—
Decrease in accrued interest receivable	10,269	9,538	4,454
Decrease (increase) in other assets	49,237	(23,181)	15,584
Decrease in notes receivable	64,604	3,431	—
Decrease in customer deposits	—	—	(123)
Increase (decrease) in other liabilities	11,027	(13,259)	(30,858)

Net cash provided by operating activities	269,402	6,523	25,189

(CONTINUED)
See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
		(As Revised)
Investing activities:
Proceeds from redemption and maturity of investment securities and tax certificates	$118,471	228,522	349,397
Purchase of time deposits in banks	(45,560)	—	—
Purchase of investment securities and tax certificates	(102,118)	(125,228)	(377,983)
Purchase of securities available for sale	(393,610)	(91,141)	(288,241)
Proceeds from sales of securities available for sale	93,361	341,426	395,771
Proceeds from maturities of securities available for sale	192,233	146,543	145,610
Decrease (increase) in restricted cash	(2,545)	19,519	(19,081)
Cash paid in settlement of Woodbridge subsidiary’s bankruptcy	—	(12,430)	—
Purchases of FHLB stock	—	(2,295)	(47,655)
Redemption of FHLB stock	5,194	8,151	67,051
Investments in unconsolidated affiliates	—	(1,629)	(66)
Distributions from unconsolidated affiliates	85	334	3,189
Net repayments of loans	382,759	351,811	23,285
Proceeds from the sale of loans receivable	59,697	14,483	10,100
Improvements to real estate owned	(970)	(1,373)	(19)
Proceeds from sales of real estate owned	26,924	6,073	3,810
Proceeds from sales of property and equipment	75,306	9,555	6,693
Purchases of office property and equipment, net	(797)	(5,121)	(12,648)
Net cash outflows from the sale of central Florida stores	—	—	(4,491)
Deconsolidation of Woodbridge’s subsidiary cash balance	(1,267)	—	—
Net cash from consolidation of Bluegreen	—	28,682	—
Acquisition of Pizza Fusion	—	3,000	(3,000)
Acquisition of BankAtlantic Bancorp Class A shares	—	—	(3,925)

Net cash provided by investing activities	407,163	918,882	247,797

Financing activities:
Net (decrease) increase in deposits	(57,628)	29,022	(3,482)
Prepayments of FHLB advances	(2,061)	(1,159,463)	(694,363)
Net (repayments) proceeds of FHLB advances	(110,000)	467,000	262,808
Net decrease in securities sold under agreements to repurchase	(2,944)	(16,919)	(9,543)
Net decrease in short term borrowings	(1,563)	—	—
Net (decrease) increase in federal funds purchased	—	(235,536)	129,364
Prepayment of bonds payable	(661)	—	(2,751)
Repayment of notes, mortgage notes and bonds payable	(408,747)	(26,377)	(32,055)
Proceeds from notes, mortgage notes and bonds payable	198,503	10,576	27,522
Payments for debt issuance costs	(7,066)	(1,167)	(518)
Proceeds from the exercise of stock options	2	—	—
Preferred stock dividends paid	(750)	(750)	(750)
Purchase and retirement of BFC Class A common stock	—	—	(54)
Purchase and retirement of Woodbridge common stock	—	(13)	(1,439)
Proceeds from the issuance of Pizza Fusion Class A common stock, net of issuance costs	1,256	—	—
Proceeds from issuance of BankAtlantic Bancorp Class A common stock from non-BFC shareholders	4,601	45,563	103
BankAtlantic Bancorp common stock dividends paid to non-BFC shareholders	—	(198)	(636)
Distribution from non-controlling interest	(10,891)	—	—
Distribution from venture partnership to minority holders	—	—	(410)

Net cash used in financing activities	(397,949)	(888,262)	(326,204)

Increase (decrease) in cash and cash equivalents	278,616	37,143	(53,218)
Cash and cash equivalents at beginning of period	316,080	278,937	332,155
Cash and cash equivalents held for sale	(5,850)	—	—

Cash and cash equivalents at end of period (a)	$588,846	316,080	278,937

(a)	Included in interest bearing deposits in other banks as of December 31, 2010 was $45.6 million of time deposit. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.
(CONTINUED)
See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
		(As Revised)
Supplemental cash flow information:
Interest paid on borrowings and deposits	$97,866	86,170	153,168
Income taxes (refunded) paid	(59,306)	(2,379)	(44,100)
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	61,276	35,914	7,208
BFC and Woodbridge merger related transactions (see Note 3):
Increase in other liabilities	—	4,604	—
Increase in BFC’s Class A Common Stock	—	303	—
Increase in additional paid-in capital	—	94,676	—
Decrease in BFC’s non-controlling interest in Woodbridge	—	(99,583)	—
Long-lived assets held-for-use transferred to assets held for sale	2,842	—	—
Long-lived assets held-for-sale transferred to assets held for use	1,239	—	—
Inventory acquired through financing	13,200	—	—
Securities purchased pending settlement	—	2,018	—
Decrease in additional paid in capital from the re-classification of the 5% Preferred Stock to Redeemable Preferred stock	—	—	11,029
Increase (decrease) in BFC accumulated other comprehensive income, net of taxes	1,069	527	(3,894)
Net increase in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	1,760	8,333	2,398
Net decrease in equity resulting from cumulative effect of change in accounting principle (See Note 5)	(2,569)	—	—
Net increase in shareholders’ equity resulting from the cumulative effect of accounting changes recognized by Bluegreen on retained interests in notes receivable sold	—	485	—
Transfers to assets held-for-sale:
Cash	5,850	—	—
Office properties and equipment	31,484	—	—
See Notes to Consolidated Financial Statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
1. Business and Summary of Significant Accounting Policies
     Basis of Financial Statement Presentation — BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana, Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries. As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
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
     On November 16, 2009, we purchased approximately 7.4 million additional shares of Bluegreen’s common stock, which increased our ownership in Bluegreen from 9.5 million shares, or 29%, to 16.9 million shares, or 52%, of Bluegreen’s outstanding stock. As a result of the purchase, we now hold a controlling interest in Bluegreen and, accordingly, have consolidated Bluegreen’s results since November 16, 2009 into our financial statements. Any references to Bluegreen’s results of operations in 2009 includes only 45 days of activity for Bluegreen relating to the period from November 16, 2009, the date of the share purchase, through December 31, 2009 (the “Bluegreen Interim Period”). Prior to November 16, 2009, our approximate 29% equity investment in Bluegreen was accounted for under the equity method. See Note 4 for additional information about the Bluegreen share acquisition on November 16, 2009.
     GAAP requires that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen, and Woodbridge are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At December 31, 2010, we owned approximately 52% of Bluegreen’s common stock and had an approximately 45% ownership interest and 71% voting interest in BankAtlantic Bancorp.
     The Company’s business activities currently consist of (i) Real Estate and Other and (ii) Financial Services. The Company currently reports the results of operations of these business activities through six reportable segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. Bluegreen’s results of operations are reported through the Bluegreen Resorts and Bluegreen Communities segments. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and are reported in two segments: BankAtlantic and BankAtlantic Bancorp Parent Company. See Note 34 for additional information about our segments.
     Revisions to Consolidated Financial Statements — The allocation of the Bluegreen purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and is subject to change within the measurement period as valuations are finalized. If the amounts are changed within the measurement period in a business combination, then the adjustment to change these provisional amounts are retrospectively adjusted as of the date of acquisition. Additionally, any offset relating to amortization/accretion is also retrospectively adjusted in the appropriate periods. The company finalized the valuations in the fourth quarter of 2010. These adjustments resulted in a decrease in total assets and total liabilities of approximately $3.4 million and $3.0 million, respectively, and a decrease in total equity of approximately $0.4 million. Furthermore, the net income attributable to BFC decreased by approximately $289,000 and earnings per share from continuing operations decreased by approximately $0.01 per common share. For further discussion on such adjustments, See Note 4 — Share Acquisitions.
     Additionally, during the fourth quarter, management identified certain errors in its previously reported financial statements for 2010 and 2009. Because these errors are not material to the Company’s financial statements for 2010 or 2009, individually or in the aggregate, the Company corrected these errors as revisions to its quarterly financial statements in 2010 and its December 31, 2009 financial statements. These adjustments include entries to correct errors in the following areas: the recognition of interest income associated with the acquired notes receivable in accordance with the accounting guidance Loans and Debt Securities with Deteriorated Credit Quality; an adjustment to the provision for loan losses for the acquired notes receivable; interest expense recognition for notes payable of certain defaulted debt at Core Communities and Carolina Oak at the defaulted interest rate, where the stated interest rate was previously used; the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income; and an adjustment to deferred taxes to correct an impairment to real estate inventory which was reflected post the acquisition date and accounted for as a temporary difference, which should have been included in the determination of deferred taxes at the acquisition date, November 16, 2009, as part of the Bluegreen purchase price allocation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The impact for the three months ended March 31, 2010, was an increase to sales of real estate of $10.2 million, net of allowance, a decrease to interest income of $5.8 million, an increase to interest expense of $1.3 million, and a decrease in income tax benefit of $653,000. The impact for the three months ended June 30, 2010, was an increase to sales of real estate of $12.3 million, net of allowance, a decrease to interest income of $6.5 million, an increase to interest expense of $1.3 million, and an increase in income tax provision of $2.2 million. The impact for the three months ended September 30, 2010, was a decrease to sales of real estate of $5.8 million, net of allowance, an increase to interest income of $2.6 million, a decrease to interest expense of $3.2 million, and an increase in income tax benefit of $1.8 million. For further discussion on such adjustments, see Note 40 — Selected Quarterly Results (Unaudited). The Company will correct these amounts in future filings when it discloses them as comparable periods.
     The impact for the six months ended June 30, 2010, was an increase to sales of real estate of $22.5 million, net of allowance, a decrease to interest income of $ 12.3 million, an increase to interest expense of $2.6 million, and an income tax benefit of $2.9 million.
     The impact for the nine months ended September 30, 2010 was an increase to sales of real estate of $16.8 million, net of allowance, a decrease to interest income of $9.7 million, a decrease to interest expense of $471,000, and an income tax provision of $1.1 million.
     The impact of these adjustments for 2009 was an increase to sales of real estate of $2.4 million, an increase to interest expense of $579,000, an increase to the bargain purchase gain of $4.2 million, and an income tax benefit related to other comprehensive income of $2.8 million.
          The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.
          Use of Estimates — In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the fair value of assets and liabilities acquired in business combinations, the allowance for loan losses, evaluation of goodwill, intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue recognition on percent complete projects, determination of the valuation of real estate assets and impairment, estimated costs to complete construction, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, contingencies and litigation, and accounting for share-based compensation.
          Consolidation Policy — The consolidated financial statements include the accounts of all the Company’s wholly-owned subsidiaries, BankAtlantic Bancorp and Bluegreen, as well as other entities in which the Company and its subsidiaries hold controlling financial interests and variable interest entities (“VIEs”) if the Company is deemed the primary beneficiary of the entity. All significant inter-company accounts and transactions have been eliminated among consolidated entities.
          The results of operations of Bluegreen have been consolidated since November 16, 2009, the date of the additional share acquisition described above and in Note 4. The Company consolidates all of Bluegreen’s wholly-owned subsidiaries and entities in which Bluegreen holds a controlling financial interest. The Company also consolidates Bluegreen’s non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as Bluegreen holds a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, has an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and has majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee.
          In 2008, Woodbridge, indirectly through a wholly-owned subsidiary, made a $3.0 million investment in Pizza Fusion. Pizza Fusion was determined to be a VIE under the provisions of the accounting guidance for consolidation of variable interest entities and Woodbridge’s wholly-owned subsidiary was determined to be the primary beneficiary. Therefore, the Company consolidated Pizza Fusion into its consolidated financial statements as of September 18, 2008. Woodbridge has subsequently made additional investments in Pizza Fusion totaling $1.0 million.
          On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs. As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities (“QSPEs”) associated with prior securitization transactions which previously qualified

BFC Financial Corporation
Notes to Consolidated Financial Statements
for off-balance sheet sales treatment, and BankAtlantic Bancorp consolidated its joint venture that conducts a factoring business. See Note 5 for additional information.
          Reclassifications — Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2010.
          In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Due to this decision, the assets associated with the Projects were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statements of Financial Condition. Additionally, the results of operations for the Projects are included in the Company’s Consolidated Statements of Operations in discontinued operations for all the periods presented. On June 10, 2010, Core sold the Projects for approximately $75.4 million. As a result of the sale, a $2.6 million gain on sale of discontinued operations was realized in 2010. See Note 6 for further information.
          On February 28, 2007, BankAtlantic Bancorp completed the sale to Stifel Financial Corp (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary of BankAtlantic Bancorp engaged in retail and institutional brokerage and investment banking. Discontinued operations in the Consolidated Statements of Operations during the year ended December 31, 2010 included liabilities recognized for indemnification obligations under the acquisition agreement. Discontinued operations for the years ended December 31, 2009 and 2008 included earn-out consideration received in accordance with the terms of the acquisition agreement net of indemnification obligations. See Note 6 for further information.
          Gain on settlement of investment in subsidiary — Under the accounting guidance for consolidation, consolidation of a majority-owned subsidiary is precluded where control does not rest with the majority owners. Under these rules, legal reorganization or bankruptcy represents conditions which can preclude consolidation or equity method accounting as control rests with the bankruptcy court, rather than the majority owner. As described elsewhere in this report in Note 27, Levitt and Sons declared bankruptcy on November 9, 2007. Therefore, in accordance with the accounting guidance for consolidation, Levitt and Sons was deconsolidated as of November 9, 2007, eliminating all future operations of Levitt and Sons from the Company’s financial results of operations, and the Company followed the cost method of accounting to record its interest in Levitt and Sons.
          During June 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (“the Joint Committee”). Pursuant to the Settlement Agreement, as it was subsequently amended, Woodbridge agreed to (i) pay $8 million to the Debtors’ Estate, (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. No appeal or rehearing of the court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the Settlement Agreement, as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the Settlement Agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. During the fourth quarter of 2009, we accrued $10.7 million in connection with the portion of the tax refund required to be paid to the Debtors’ Estate pursuant to the Settlement Agreement and as a result the gain on settlement of investment in Woodbridge’s subsidiary for the year ended December 31, 2009 was $29.7 million, net of the tax refund. Additionally, in 2010, we increased the $10.7 million accrual by approximately $1.0 million, representing the portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service (“IRS”) guidance that will likely be required to be paid to the Debtors’ Estate pursuant to the Settlement Agreement. The $1.0 million accrual was recorded in the (loss) gain on settlement of investment in Woodbridge’s subsidiary. As of December 31, 2010, we have a liability of approximately $11.7 million, representing the portion of the tax refunds to be shared with the Debtors’ Estate pursuant to the

BFC Financial Corporation
Notes to Consolidated Financial Statements
Settlement Agreement. As of December 31, 2010, $8.4 million of the $11.7 million portion of the tax refund to be paid to the Debtors’ Estate was received and placed in an escrow account. The $8.4 million amount is included as restricted cash in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010.
          Deferred gain on settlement of investment in subsidiary — During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefore the lender agreed not to enforce a deficiency judgment against Core and, during February 2011,released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In connection therewith and in accordance with accounting guidance for consolidation, a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million was recorded and is included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. The deferred gain on settlement of investment in subsidiary was recognized into income in the Company’s Consolidated Statement of Operations at the time Core received its general release of liability in February 2011.
          Gain on Debt Extinguishment — In December 2010, Core and one of its subsidiaries entered agreements, including without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefore the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring, and a $13.0 million gain on debt extinguishment was recognized in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.
          Cash and Cash Equivalents — Cash equivalents consist of cash, demand deposits at financial institutions (other than BankAtlantic), federal funds sold, Federal Reserve balances, money market funds and other short-term investments with original maturities at the date of purchase of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days. Cash and cash equivalents are held at various financial institutions located throughout the United States, Canada and Aruba and exceed federally insured amounts. However, the Company has not experienced any losses on such accounts and periodic evaluations of the relative credit standing of financial institutions maintaining the Company’s deposits are performed to evaluate and mitigate, if necessary, credit risk. Included in interest bearing deposits in other banks as of December 31, 2010 was $45.6 million of time deposits. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.
          Restricted Cash — Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land sale contracts, home sales and other agreements and include customer deposits held in escrow accounts. Restricted funds may be utilized in accordance with the terms of the applicable governing documents. The majority of restricted funds are controlled by third-party escrow fiduciaries. Restricted cash as of December 31, 2010 includes the $8.4 million portion of a tax refund that we have placed in escrow and will be paid to the Debtors’ Estate pursuant to the terms of the Settlement Agreement related to the Chapter 11 cases. See Note 25-Income Taxes for further information.
          Investment Securities and Securities Available for Sale — The Company designates its securities as held to maturity, available for sale, or trading, depending on the Company’s intent with regard to its investments at the time of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.
          Debt securities not held to maturity and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after

BFC Financial Corporation
Notes to Consolidated Financial Statements
applicable taxes, resulting from changes in fair value are recorded as a component of other comprehensive income (loss).
          Declines in the value of individual equity securities that are considered other than temporary result in write-downs of the securities to their fair value and the write-downs are included in the Consolidated Statements of Operations. Declines in debt securities held to maturity and available for sale that are considered other than temporary result in write-downs when it is more likely than not the Company will sell the securities before it recovers its cost. If the Company does not intend to sell an impaired debt security but does not expect to recover its cost, the Company determines whether a credit loss exists, and if so, the credit loss is recognized in the consolidated statements of operations and any remaining impairment is recognized in other comprehensive income. The review for other-than-temporary declines takes into account the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer.
          Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in the consolidated statements of operations as securities activities, net.
          Equity securities that do not have readily determinable fair values are carried at historical cost. These securities are evaluated for other-than-temporary declines in value, and, if impaired, the historical cost of the securities is reduced to its estimated fair value and the impairment is recognized in the Consolidated Statements of Operations.
          Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method.
          Financial instruments and derivatives — All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net in the consolidated statement of operations. There were $24,000 and $0 of derivatives outstanding as of December 31, 2010 and 2009, respectively.
          Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are acquired from municipalities generally through public auction. Tax certificates are carried at cost less an allowance for tax certificate losses. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is 24 to 60 months, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued.
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
          Loans Receivable — Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.
          Allowance for Loan Losses — The allowance for loan losses reflects management’s reasonable estimate of probable credit losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.
          The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of criticized loans for commercial real estate, commercial non-real estate and small business loans. The evaluation of commercial real estate, commercial non-real estate and small business loans is part of the on-going monitoring of loan portfolio credit quality and management assigns these loans a risk classification.

BFC Financial Corporation
Notes to Consolidated Financial Statements
There are seven risk classifications in the “Pass” loan categories and there are four classifications in the criticized loan categories which are defined based on regulatory guidelines. Management evaluates criticized commercial real estate, commercial non-real estate and small business loans greater than $1.0 million for impairment quarterly. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific reserve needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Loans determined to be collateral dependent are measured based on the fair value of the collateral less costs to sell. Consumer and residential loans past due 120 days or more were also evaluated individually for impairment to determine if a specific reserve needs to be assigned to the loan by comparing the carrying amount or to the estimated fair value of the loan’s collateral less cost to sell.
          The second component of the allowance is for groups of loans with common characteristics that are evaluated in loan pools to estimate the inherent losses in the portfolio. Management of BankAtlantic Bancorp segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to segment. The loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans. The loss experience for each loan segment was derived by calculating a charge-off history by loan segment adjusted by an expected recovery rate. Based on the nature of each portfolio, a time frame is selected for the charge-off history in order to estimate the inherent loss in each segment. The loss factor that was calculated from the charge-off history by loan segment is adjusted by considering the following factors: delinquency and charge-off levels and trends; non-accrual levels and trends; lending policy and underwriting procedures; lending management and staff; nature and volume of portfolio; economic and business conditions; concentration of credit; quality of loan review system; and external factors. Based on an analysis of the above factors, management may adjust the historical loss experience up or down to reflect current conditions that differ from the conditions that existed during the historical loss experience time frame.
          Allowance for Loan Losses on VOI Notes Receivable. Bluegreen records an estimate of expected uncollectibility on its VOI notes receivable as a reduction of revenue at the time it recognizes a timeshare sale. Bluegreen estimates uncollectible VOI notes receivable based on historical uncollectibles for similar VOI notes receivable over the applicable historical period, using a technique referred to as static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of those notes.
          Non-accrual and past due loans — Loans are considered past due if the required principal and interest have not been received based on the contractual terms of the loan. Loans are generally placed on non-accrual status at the earlier of the loan becoming 90 days past due as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, BankAtlantic Bancorp may place a loan on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur if there exists well secured collateral and the loan is in the process of collection. When a loan is placed on non-accrual, all accrued interest is reversed against interest income. Any payments received on non-accrual loans are applied against principal. Commercial and small business loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Residential and consumer loans are returned to accrual status when the loan becomes less than 90 days past due. Commercial and small business loans are charged-off if the collection of principal or interest is considered doubtful. Consumer and residential real estate loans that are 120 days past due are charged down or a specific valuation allowance is established based on the collateral’s fair value less estimated selling costs. Consumer non-mortgage loans that are 120 days past due are charged off.
          Loans Held for Sale — Loans held for sale are reported at the lower of aggregate cost or estimated fair value. Loan origination fees and related direct loan origination costs on loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.
          Notes Receivable — Bluegreen’s notes receivable are carried at amortized cost less an allowance for bad debts. Interest income is suspended and previously accrued but unpaid interest income is reversed on all delinquent notes receivable when principal or interest payments are more than three months contractually past due and not resumed until such loans are less than three months past due. Notes receivable are generally charged off as uncollectible when they have become approximately 120 days past due.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Uncollectibles for vacation ownership interests (“VOI”) notes receivable are estimated in accordance with timeshare accounting rules. Under these rules, the estimate of uncollectibles is based on historical uncollectibles for similar VOI notes receivable over the applicable historical period. Bluegreen uses a static pool analysis, which tracks uncollectibles for each year’s sales over the entire life of the notes. Bluegreen also considers whether the historical economic conditions are comparable to current economic conditions, as well as variations in underwriting standards. Additionally, under timeshare accounting rules no consideration is given for future recoveries of defaulted inventory in the estimate of uncollectible VOI notes receivable. Bluegreen reviews its reserve for loan losses on at least a quarterly basis. Loan origination costs are deferred and recognized over the life of the related notes receivable.
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
          Acquired Notes Receivable — As part of the Bluegreen share acquisition, the Company acquired assets including a pool of notes receivable consisting principally of homogenous consumer timeshare loans originated by Bluegreen. Consistent with the accounting guidance, the Company has elected an accounting policy based on expected cash flows including, following the guidance on maintaining the integrity of a pool of multiple loans accounted for as a single asset. The loans have common risk characteristics as defined in the accounting guidance Loans and Debt Securities with Deteriorated Credit Quality, including similar risk ratings, as defined and monitored by risk rating agencies, term, purpose and similar collateral type (Vacation Ownership Interests (“VOI’s”)). The Company evaluates the pool of loans accounted for as a single asset for indications of further impairment. Purchased loans are considered to be impaired if the Company does not expect to receive all contractually required cash flows due to concerns about credit quality. The excess of the cash flows expected to be collected measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference.
          Subsequent decreases to expected principal cash flows result in a charge to provision for credit losses and a corresponding increase to a valuation allowance included in the allowance for loan losses. Subsequent increases in expected principal cash flows result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. Changes in expected interest cash flows may result in reclassifications to/from the nonaccretable difference. Loan disposals, which may include receipt of payments in full from the borrower or foreclosure, result in removal of the loan from the loan pool at its allocated carrying amount.
          Retained Interest in Notes Receivable Sold — Bluegreen periodically sells notes receivable originated by its vacation ownership business in connection with the sale of VOIs. In connection with such transactions, Bluegreen retains interest in the notes receivable sold. Prior to the adoption of Accounting Standards Update (“ASU”) 2009-17, these retained interests were reported as assets and treated as available-for-sale investments and, accordingly, carried at fair value. Changes in the fair values of the retained interests in notes receivable sold considered temporary were included in its shareholders’ equity as accumulated other comprehensive income, net of income taxes. The portion of other-than-temporary declines in fair value that represented credit losses were charged to operations.
          Subsequent to the adoption of ASU 2009-17 Bluegreen consolidated special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance-sheet sales treatment and as a result, the retained interests were eliminated. See Note 5 for additional information related to the impact of the adoption of ASU 2009-17.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Real Estate Inventory — The Company’s real estate inventory is comprised of real estate holdings at Core and Carolina Oak, Bluegreen Resorts and Bluegreen Communities. Inventory at Core and Carolina Oak is stated at the lower of accumulated cost or estimated fair value less cost to sell and consists of land, land development costs, interest costs and other construction costs. As of December 31, 2010, with the exception of certain assets within Tradition Hilton Head, the operations of Core have been deconsolidated. See Note 2 and 14 for further detail.
          Bluegreen’s inventory is comprised of (i) in the Bluegreen Resorts segment, completed real estate-based VOIs, VOIs under construction and land held for future vacation ownership development and (ii) in the Bluegreen Communities segment, residential land acquired or developed for sale. Bluegreen carries its completed inventory at the lower of i) cost, including costs of improvements and amenities incurred subsequent to acquisition, capitalized interest, real estate taxes plus other costs incurred during construction, or ii) estimated fair value, less costs to sell. VOI inventory and cost of sales is accounted for under the provisions of timeshare accounting rules, which defines a specific method of the relative sales value method for relieving VOI inventory and recording cost of sales. Under the relative sales value method required by timeshare accounting rules, cost of sales is calculated as a percentage of net sales using a cost-of-sales percentage—the ratio of total estimated development cost to total estimated VOI revenue, including the estimated incremental revenue from the resale of VOI inventory repossessed, generally as a result of the default of the related receivable. Also, pursuant to timeshare accounting rules, Bluegreen does not relieve inventory for VOI cost of sales related to anticipated credit losses (accordingly, no adjustment is made when inventory is reacquired upon default of the related receivable). For Bluegreen Communities real estate projects, costs are allocated to individual home sites in the projects based on the relative estimated sales value of each home site in accordance with the accounting guidance for real estate, which defines the accounting for costs of real estate projects. Under this method, the allocated cost of a unit is relieved from inventory and recognized as cost of sales upon recognition of the related sale. Home sites reacquired upon default of the related receivable are considered held for sale and are recorded at fair value less costs to sell.
          Bluegreen periodically evaluates the recovery of the carrying amount of incomplete or undeveloped resort and residential communities’ properties under the accounting guidelines for Property, Plant and Equipment, which provides guidance relating to the accounting for the impairment or disposal of long-lived assets. During 2010, Bluegreen recorded $14.9 million in impairment charges to reduce the carrying value of inventory related to certain developed and undeveloped phases of its residential communities. See Note 14 for further discussion.
          Real estate inventory also includes BankAtlantic Bancorp’s investment in a real estate development and land acquired for branch expansion that BankAtlantic Bancorp has committed to sell.
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
          Impairment of Long Lived Assets — Long-lived assets consist of real estate inventory, property and equipment and other amortizable intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. Using estimated future undiscounted cash flows or appraisals requires significant judgment and opinions in developing estimates. Real estate may also be valued using third party offers to purchase, discounted cash flows or broker price opinions. Appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties, and the Company may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. As a consequence of using discounted cash flows, broker price opinions, offers to purchase and adjustments to appraisals, the fair values of the properties use Level 3 inputs in the determination of fair value.

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
          Investments in Unconsolidated Affiliates — The Company follows the equity method of accounting to record its interests in entities in which it does not own the majority of the voting stock and to record its investment in variable interest entities in which it is not the primary beneficiary. Under the equity method, the initial investment in the entity is recorded at cost and is subsequently adjusted to recognize the Company’s share of the entity’s earnings or losses. Distributions received and other-than temporary impairments reduce the carrying amount of the investment.
          The Company reviews its equity and cost method investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment in which the Company evaluates, among other factors, the fair market value of the investments, general market conditions, the duration and extent to which the fair value of the investment is less than cost, and the Company’s intent and ability to hold the investment until it recovers. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, rating agency actions, changes in operations and financing cash flow factors. If a decline in the fair value of the investment is determined to be other-than-temporary, an impairment charge is recorded to reduce the investment to its fair value and a new cost basis in the investment is established.
          Properties and Equipment — Properties and equipment consists primarily of office properties, leasehold improvements, furniture and fixtures, equipment and computer software, golf course land and water treatment and irrigation facilities, and are carried at cost less accumulated depreciation. Land is carried at cost. Depreciation is primarily computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings, from 3 to 11 years for office equipment, furniture and fixtures and up to 39 years for golf course land improvements. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Interest expense associated with the construction of certain fixed assets is capitalized as incurred and relieved to expense through depreciation once the asset is put into use. Direct costs associated with development of internal-use software are capitalized and amortized over 3 to 5 years. In cases where the Company determines that land and the related development costs are to be used as fixed assets, these costs are transferred from inventory of real estate to property and equipment.
          Expenditures for new properties, leasehold improvements and equipment and major renewals and betterments are capitalized. Expenditures for maintenance and repairs are expensed as incurred, and gains or losses on disposal of assets are reflected in current operations.
          Goodwill and Intangible Assets — Goodwill is recorded at the acquisition date of a business. Goodwill is not amortized, but instead tested for impairment at least annually or at interim periods if events occur that might result in a decline in the fair value of the reporting unit.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Intangible assets consist of management contracts which are now consolidated in our financial statements as a result of the November 16, 2009 acquisition of additional Bluegreen shares. Such management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. At December 31, 2010 and 2009, other intangible assets also consist of core deposit intangible assets of approximately $12.7 million and $16.2 million, respectively, which were initially recorded at fair value and then amortized over the average life of the respective assets, ranging from 7 years to 10 years.
          The Company evaluates the recovery of the carrying amount of its long-lived assets under applicable accounting guidance which requires that intangible assets deemed to have indefinite lives not be amortized, but rather be tested for impairment on at least an annual basis or when events and circumstances indicate that assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The carrying value of these assets is dependent upon estimates of future earnings. If cash flows decrease significantly, intangible assets may be impaired and would be written down to their fair value. The estimates of useful lives and expected cash flows require the Company to make significant judgments regarding future periods that are subject to outside factors.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
          In cases where all development has not been completed, Bluegreen recognizes revenue in accordance with the percentage-of-completion method of accounting. Should Bluegreen’s estimates of the total anticipated cost of completing any of its Bluegreen Resorts’ or Bluegreen Communities’ projects increase, it may be required to defer a greater amount of revenue or may be required to defer revenue for a longer period of time, and thus its results of operations could be materially adversely impacted.
          Contracts receivable included in other assets in the Company’s consolidated statement of financial condition consist of: (1) amounts receivable from customers on recent sales of VOIs pending recording of the customers’ notes receivable in Bluegreen’s loan servicing system; (2) receivables related to unclosed home site sales; and, (3) receivables from third-party escrow agents on recently closed home site sales.
          Under timeshare accounting rules, rental operations, including accommodations provided through the use of Bluegreen’s Sampler program, are accounted for as incidental operations whereby incremental carrying costs in excess of incremental revenue are charged to expense as incurred. Conversely, incremental revenue in excess of incremental carrying costs is recorded as a reduction to VOI inventory. Incremental carrying costs include costs that have been incurred by Bluegreen during the holding period of the unsold VOIs, such as developer subsidies and maintenance fees on the unsold VOI inventory. During the year ended December 31, 2010, all of Bluegreen’s rental revenue and sampler revenue earned in the Bluegreen Resorts segment were recorded as an off-set to cost of other resort and communities operations as such amounts were less than the incremental carrying cost.
          Bluegreen also generates revenue from the activities listed below. The table provides a brief description of the applicable revenue recognition policy:

Activity	Revenue is recognized as:
Fee-based sales commission	The sale transaction with the VOI purchaser was consummated in accordance with the terms of the agreement with the third party developer and the related consumer recession period has passed.

Resort Management and service fees	Management services are rendered. (1)

Resort title fees	Escrow amounts are released and title documents are completed.

Rental and Sampler program	Guests complete stays at the resorts. Rental and Sampler program proceeds are classified as a reduction to “Cost of other resort and communities operations”.

Communities realty commissions	Sales of third-party-owned real estate are completed.

Golf course and ski hill daily fees	Services are provided.

(1)	In connection with its management of the property owner’s associations, among other things, Bluegreen acts as agent for the property owner’s association to operate the respective resorts as provided under the management agreements. In certain cases, the personnel at the resort are Bluegreen employees. The property owners’ association bears all of the economic costs of such personnel and generally pays Bluegreen in advance of, or simultaneously to, the payment of payroll. In accordance with the accounting guidance for reporting revenues gross versus net, reimbursements from the property owners’ associations relating to direct pass-through costs are recorded net of the related expenses.

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
          The Company accounts for its acquisitions in accordance with the accounting guidance for business combinations. If the Company makes a “bargain purchase”, the Company recognizes a gain in the income statement on the acquisition date. A bargain purchase is a business combination in which the amounts of the identifiable net assets acquired and the liabilities assumed, as measured on the acquisition date in accordance with the accounting guidance for business combinations, exceeds the aggregate of (i) the consideration transferred, as measured in accordance with the accounting guidance, which generally requires acquisition date fair value; (ii) the fair value of any non-controlling interest in the acquiree, and (iii) in a business combination achieved in stages, the acquisition date fair value of the Company’s previously held equity interest in the acquiree. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The Company may utilize independent third parties to assist the Company in assessing market conditions when appropriate. The Company is also required to periodically review these judgments and estimates and adjust them accordingly. If conditions change from those expected, it is possible that the results could change in future periods. Certain identifiable intangible assets, such as management contracts, are not amortized, but instead are reviewed for impairment on at least an annual basis, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company accounted for the acquisition of a controlling interest in Bluegreen in November 2009 as a bargain purchase. Accordingly, judgments regarding the value of Bluegreen’s assets and liabilities as of the acquisition date have had, and may continue to have, a significant impact on the Company’s operating results.
          Lease Termination Costs — Costs to terminate a lease contract before the end of its term are recognized and measured when the Company gives notice to the counterparty in accordance with the contract’s terms or has negotiated a termination of the contract with the counterparty. Contracts that have not been terminated and have no economic benefit to the Company are measured at fair value.
          Advertising — Advertising expenditures are expensed as incurred.
          Income Taxes — BFC and its subsidiaries in which it owns more than 80% of its outstanding equity file a consolidated U.S. federal and Florida income tax return. Other than Florida, the Company and its subsidiaries file separate state income tax returns for each jurisdiction. Subsidiaries in which the Company owns less than 80% of the outstanding equity are not included in the Company’s consolidated U.S. federal income tax return.
          The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustment for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position taken or expected to be taken in a tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it believes that it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.
          Noncontrolling Interests — In December 2007, the FASB issued guidance for noncontrolling interest and for the deconsolidation of a subsidiary. Specifically, this guidance requires that a noncontrolling interest (minority interest) be recognized as equity in the consolidated financial statements and itemized separately from the parent’s equity. This guidance also established accounting and reporting standards for the amount of consolidated net income attributable to the parent and to the noncontrolling interest and it also clarified that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this guidance required that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. This guidance also included expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this guidance on January 1, 2009. Noncontrolling interests reflect third parties’ ownership interests in entities that are consolidated and less than 100% owned.
          Accounting for Loss Contingencies — Loss contingencies, including legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.
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
          Stock-Based Compensation Plans — We account for stock-based compensation using the fair value method of expense recognition. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of non-vested restricted common stock awards is generally the market price of the Company’s common stock on the grant date. Compensation expense for stock options and non-vested restricted common stock is based on the fair value of the award on the measurement date, which is generally the grant date. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the awards.
          Credit Risk Management — The Company has segregated BankAtlantic Bancorp’s loan portfolio into five segments in order to determine its allowance for loan losses. The five segments are commercial non-real estate, commercial real estate, residential, consumer and small business.
          Commercial non-real estate and small business loans are underwritten after evaluating the borrower’s business and its ability to comply with the note’s contractual terms. These loans are designed to promote relationship banking rather than transactional banking. These loans are generally underwritten based on the identified cash flows of the borrower’s business and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Additionally, these borrowers are primarily located in Florida and adverse economic events in Florida significantly impact the credit quality of this portfolio.
          Commercial real estate loans that are not land loans or commercial residential loans are primarily underwritten based on the cash flow of the borrower’s business and secondarily based on the fair value of the underlying collateral. Commercial real estate lending typically involves higher loan balances and the repayment of these loans is generally largely dependent on the operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans are adversely affected by downturns in the real estate markets or in the general economy where the property is located. The properties securing the commercial real estate portfolio are primarily located in Florida which increases the Company’s exposure to adverse economic events in Florida. BankAtlantic Bancorp monitors and evaluates commercial real estate loans based on collateral, risk grades and debt service coverage. Commercial land and commercial residential loans, which include builder land loans, land acquisition and development loans and land, acquisition, development and construction loans, are generally loans to developers and builders. These loans are generally underwritten based upon estimates of costs and value associated with the completed project and the repayment of these loans is often dependent on the success of the project. These loans are considered to have higher risks than other commercial real estate loans, as repayment is based on the success of the real estate project as opposed to established cash flows.
          BankAtlantic Bancorp’s residential loan portfolio consists primarily of purchased residential first mortgages that were originated by other financial institutions. BankAtlantic Bancorp purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible future increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. Real estate values nationwide have significantly declined since these loans were originated exposing BankAtlantic Bancorp to elevated credit risk in this portfolio.
          BankAtlantic Bancorp’s consumer loan portfolio consists primarily of home equity loans with the underlying collateral located in Florida. These loans were originated based primarily on credit scores and secondarily loan to value ratios. These loans are primarily second mortgages resulting in a limited ability to realize collateral value upon default. The default rates of consumer home equity and residential loans are adversely affected by rising unemployment and declining real estate values.
New Accounting Standards
          On January 1, 2010, BFC, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs. As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment, and BankAtlantic Bancorp consolidated its joint venture that conducts a factoring business. Accordingly, Bluegreen’s consolidated special purpose finance entities and BankAtlantic Bancorp’s consolidated factoring joint venture are now consolidated in BFC’s financial statements. The consolidation of Bluegreen’s special purpose finance entities resulted in a one-time non-cash after-tax reduction to retained earnings of $2.4 million and the following impacts to the Company’s Consolidated Statement of Financial Condition at January 1, 2010: (1) assets increased by $413.8 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of Bluegreen’s retained interests; (2) liabilities increased by $416.7 million, primarily representing the consolidation of non-recourse debt obligations associated with third parties, partially offset by the elimination of certain deferred tax liabilities; and (3) total equity decreased by approximately $2.9 million, including a decrease of approximately $1.4 million to noncontrolling interests (see Note 5 for further information). The consolidation of BankAtlantic Bancorp’s factoring joint venture did not have any impact on our consolidated financial statements other than a decrease in investments in unconsolidated affiliates.
          Beginning with the period ended March 31, 2010 new accounting guidance was implemented requiring the following additional disclosure regarding fair value measurements: (1) transfers in and out of Level 1 and 2

BFC Financial Corporation
Notes to Consolidated Financial Statements
measurements and the reasons for the transfers, and (2) a presentation of gross activity within the Level 3 roll forward. The guidance also included clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance is applicable to all disclosures about recurring and nonrecurring fair value measurements. The effective date of the guidance was the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The additional disclosures made in accordance with this new guidance did not have a material effect on the Company’s financial statements.
          In July 2010, the FASB issued new disclosure guidance about the “Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new guidance requires enhanced disclosures related to the credit quality of financing receivables which includes the Company’s loans receivable and the allowance for loan losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for loan losses and how it manages credit exposures. Under the new guidance, additional disclosures required for loans receivable include information regarding the aging of past due receivables, credit quality indicators, and troubled debt restructure modifications of financing receivables. The new guidance became effective for periods ending after December 15, 2010, with the exception of the amendments to the roll forward of the allowance for credit losses which are effective for periods beginning after December 15, 2010. Disclosures about troubled debt restructured loans were deferred to coincide with the effective date of a proposed accounting standards’ update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. Comparative disclosures are required only for periods ending subsequent to initial adoption. The additional disclosures made in accordance with the new guidance did not have a material effect on the Company’s financial statements.
          In December 2010, the FASB issued new disclosure guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as the occurrence of an event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The new accounting guidance was effective for the Company on January 1, 2011 and the Company believes that the new guidance will not have a material effect on the Company’s financial statements
2. Liquidity and Regulatory Considerations
BFC
          Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, including tax refunds received as a result of tax law changes, short-term investments, and dividends from Benihana. As discussed elsewhere in this report, we also expect to receive an additional $10.8 million tax refund, of which approximately $3.3 million is due to the Debtors’ Estate pursuant to the previously describe Settlement Agreement.
          We may use our available funds to make additional investments in the companies within our consolidated group, invest in equity securities and other investments, fund operations or repurchase shares of our common stock pursuant to our share repurchase program. The current program authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2010 or 2009. As discussed further in this report, during June and July 2010, BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $15 million as a result of its exercise of subscription rights distributed in BankAtlantic Bancorp’s rights offering to its shareholders.
          Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp and BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without the prior written non-objection of the OTS. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying

BFC Financial Corporation
Notes to Consolidated Financial Statements
dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that it may continue to defer such interest payments for the foreseeable future. Furthermore, BFC has not received cash dividends from Bluegreen and does not expect to receive cash dividends from Bluegreen in the foreseeable future. Certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends.
          We believe that our current financial condition and credit relationships, together with anticipated cash flows from operating activities and other sources of funds, including tax refunds and, if determined to be advisable, proceeds from the disposition of certain properties or investments, will provide for anticipated near-term liquidity needs. With respect to long-term liquidity requirements, BFC may also seek to raise funds, subject to compliance with our commitment to the OTS described below, through the incurrence of long-term secured or unsecured indebtedness, the issuance of equity and/or debt securities or through the sale of assets; however, there is no assurance that any of these alternatives will be available to BFC on attractive terms, or at all.
          BFC Regulatory Considerations
          BFC, on a parent company only basis, has committed that it will not, without the prior written non-objection of the OTS:
(i)	incur, issue, renew or roll over any current lines of credit, guarantee the debt of any other entity or otherwise incur any additional debt, except as contemplated by BFC’s business plan or in connection with BankAtlantic’s compliance requirements applicable to it;

(ii)	declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter or

(iii)	enter into any new agreements, contracts or arrangements or materially modify any existing agreements, contracts or arrangements with BankAtlantic not consistent with past practices.
Woodbridge
          In 2007, Woodbridge acquired from Levitt and Sons LLC, a former wholly-owned subsidiary of Woodbridge (“Levitt and Sons”), all of the outstanding membership interests in Carolina Oak, a South Carolina limited liability company (formerly known as Levitt and Sons of Jasper County, LLC). As a result of the significant challenges faced during 2009, Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, the inventory of real estate at Carolina Oak was reviewed for impairment and a $16.7 million impairment charge was recorded to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. While there may have been an issue with respect to compliance with certain covenants in the loan documents, we do not believe that an event of default occurred. Through participation in a court-ordered mediation of this matter, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for (i) Woodbridge to pay $2.5 million to the investor group, (ii) Carolina Oak to convey to the investor group the real property securing the loan via a stipulated foreclosure or deed in lieu, (iii) the investor group to release Woodbridge and Carolina Oak from their obligations relating to the debt or, alternatively, to agree not to pursue certain remedies, including a deficiency judgment, that would otherwise be available to them, in each case subject to certain conditions, and (iv) the litigation to be dismissed. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
aggregate Woodbridge’s offer to the Dissenting Holders. However, the appraisal rights litigation is currently ongoing and its outcome is uncertain. As a result, there is no assurance as to the amount of the payment that will ultimately be required to be made to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
Core Communities
          Historically, the activities of Core Communities focused on the development of a master-planned community in Port St. Lucie, Florida called Tradition, Florida and a community outside of Hardeeville, South Carolina called Tradition Hilton Head. Until 2009, Tradition, Florida was in active development as was Tradition Hilton Head, although in a much earlier stage.
          During 2010, demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties are located. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with the various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefore, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In connection therewith and in accordance with the accounting guidance for consolidation, Woodbridge recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. The deferred gain on settlement of investment in subsidiary was recognized into income in the Company’s Consolidated Statement of Operations at the time Core received its general release of liability in February 2011.
          In December 2010, Core and one of its subsidiaries entered agreements, including without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefore, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with the accounting guidance, this transaction was accounted for as a troubled debt restructuring and accordingly, a $13.0 million gain on debt extinguishment was recognized in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.
     On June 10, 2010, Core sold its two commercial leasing projects referred to as “the Projects” to Inland Real Estate Acquisition, Inc. (“Inland”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. The sale resulted in net cash proceeds to Core of approximately $1.5 million. See Note 6 for further information regarding the Projects.
BankAtlantic Bancorp and BankAtlantic
Regulatory Considerations
     On February 23, 2011, BankAtlantic Bancorp, at its parent company level (“BankAtlantic Bancorp Parent Company”) and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), BankAtlantic Bancorp Parent Company’s and BankAtlantic’s primary regulator. The Order to Cease and Desist to which BankAtlantic Bancorp Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank

BFC Financial Corporation
Notes to Consolidated Financial Statements
Order” and the Company Order and Bank Order are referred collectively to as the “Orders.” The OTS issued the Orders due to BankAtlantic Bancorp’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS’s recent examination. BankAtlantic Bancorp Parent Company is required to submit updated written plans by March 31, 2011 to the OTS that will address, among other things, how BankAtlantic Bancorp Parent Company intends to maintain and enhance its and BankAtlantic’s capital and set forth BankAtlantic Bancorp Parent Company’s business plan for the year ending December 31, 2011. In addition, under the terms of the Company Order, BankAtlantic Bancorp Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the OTS, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. BankAtlantic Bancorp Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.
          Pursuant to the terms of the Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At December 31, 2010, BankAtlantic had a tier 1 (core) capital ratio of 6.22% and a total risk-based capital ratio of 11.72%. Under the terms of the Bank Order, BankAtlantic is required to, among other things, revise certain of its plans, programs and policies and submit to the OTS certain written plans, including a capital plan, a revised business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to attain and maintain the increased capital ratio requirements, or upon any written request from the OTS, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OTS to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OTS. Separately, the OTS has confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OTS. The Orders also include certain restrictions on compensation paid to the senior executive officers of BankAtlantic Bancorp Parent Company and BankAtlantic, and restrictions on agreements with affiliates.
          BankAtlantic Bancorp Parent Company and BankAtlantic will seek to meet the higher capital requirements of the Bank Order through the estimated net gain upon consummation of its Tampa branch sale anticipated to close June 2011, subject to regulatory approvals and customary conditions and through other efforts that may include the issuance of BankAtlantic Bancorp’s Class A Common Stock through a public or private offering. BankAtlantic is also pursuing other initiatives to improve its regulatory capital position, including operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that BankAtlantic Bancorp Parent Company or BankAtlantic will be able to execute such strategies in order to meet BankAtlantic’s new minimum regulatory capital levels by the required time frames.
          Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OTS. No fines or penalties were imposed in connection with either Order. While the Orders formalize steps that BankAtlantic Bancorp believes are already underway, any material failure by BankAtlantic Bancorp Parent Company or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if BankAtlantic Bancorp is unable to raise required additional capital, successfully execute its plans, or comply with other regulatory requirements, then the OTS could take further action, which could include the imposition of fines, and/or additional enforcement actions. Enforcement actions available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, require dissolution or liquidation and terminate deposit insurance. Any such action would have a material adverse effect on BankAtlantic Bancorp’s business, results of operations and financial position.
          Liquidity Considerations
          Both BankAtlantic Bancorp Parent Company and BankAtlantic actively manage liquidity and cash flow needs. BankAtlantic Bancorp Parent Company had cash of $12.2 million as of December 31, 2010. BankAtlantic Bancorp Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its

BFC Financial Corporation
Notes to Consolidated Financial Statements
junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $74.0 million would be due in December 2013 if interest is deferred until that date. BankAtlantic Bancorp Parent Company’s operating expenses for the year ended December 31, 2010 were $6.4 million. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”), as well as the Treasury and Federal Reserve lending programs.
          As of December 31, 2010, BankAtlantic had $558.8 million in cash and short-term investments and approximately $843 million of available unused borrowings, consisting of $612 million of unused FHLB line of credit capacity, $195 million of unpledged securities, and $36 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease. Based on current and expected liquidity needs and sources, BankAtlantic Bancorp expects to be able to meet its obligations at least through December 31, 2011.
3. Woodbridge Merger
          On September 21, 2009, Woodbridge Holdings Corporation and BFC consummated their merger, pursuant to which Woodbridge Holdings Corporation merged with and into a wholly-owned subsidiary of BFC. Upon the effectiveness of the merger, the subsidiary was re-named Woodbridge Holdings, LLC, and Woodbridge Holdings, LLC continued as the surviving company of the merger and the successor entity to Woodbridge Holdings Corporation. Pursuant to the terms of the merger, which was approved by the shareholders of Woodbridge and BFC at their respective meetings held on September 21, 2009, each outstanding share of Woodbridge’s Class A Common Stock automatically converted into the right to receive 3.47 shares of BFC’s Class A Common Stock. Shares otherwise issuable to BFC attributable to the shares of Woodbridge’s Class A Common Stock and Class B Common Stock owned by BFC were canceled in connection with the merger. The merger resulted in a net increase to BFC’s shareholders’ equity of approximately $95 million, comprised of an increase in common stock and additional paid-in capital of approximately $303,000 and $94.7 million, respectively, and a corresponding decrease to noncontrolling interest of approximately $99.6 million.
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
          Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve our merger with Woodbridge and who properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share or (ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. One Dissenting Holder, which held approximately 400,000 shares of Woodbridge’s Class A Common Stock, has withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million

BFC Financial Corporation
Notes to Consolidated Financial Statements
shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. The appraisal rights litigation thereafter commenced and is currently ongoing. The outcome of the litigation is uncertain and there is no assurance as to the amount of cash that will be required to be paid to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
4. Share Acquisitions
Bluegreen Share Acquisition
          On November 16, 2009, the Company purchased approximately 7.4 million shares of the common stock of Bluegreen for an aggregate purchase price of approximately $23 million, increasing its interest from 29% to 52%, and resulting in the Company owning a controlling interest in Bluegreen. The Company previously accounted for its 29% equity interest in Bluegreen as an equity method investment. The fair value of the Company’s investment in Bluegreen immediately before the acquisition was $25.1 million after recognizing a loss resulting from the remeasurement of its investment in Bluegreen of $8.1 million, which is included in the gain on bargain purchase of Bluegreen in the Company’s consolidated statements of operations. Bluegreen’s results for the Bluegreen Interim Period and the year ended December 31, 2010 are consolidated into the Company’s financial statements. The Company consolidates all of Bluegreen’s wholly-owned subsidiaries and entities in which Bluegreen holds a controlling financial interest. The Company also consolidates Bluegreen’s non-wholly owned subsidiary, Bluegreen/Big Cedar Vacations, LLC (the “Bluegreen/Big Cedar Joint Venture”), as Bluegreen holds a 51% equity interest in the Bluegreen/Big Cedar Joint Venture, has an active role as the day-to-day manager of the Bluegreen/Big Cedar Joint Venture’s activities, and has majority voting control of the Bluegreen/Big Cedar Joint Venture’s management committee.
          Included in the Company’s consolidated statement of operations is revenue related to Bluegreen before purchase accounting adjustments of $33.5 million for the Bluegreen Interim Period in 2009. The operating results of Bluegreen for the Bluegreen Interim Period and the year ended December 31, 2010 are included in the Company’s Bluegreen Resorts and Bluegreen Communities segments. Prior to the November 16, 2009 acquisition date, the Company reported its interest in Bluegreen’s earnings and losses in the Woodbridge other operations segment.
          The Company accounted for the acquisition of a controlling interest in Bluegreen in November 2009 in accordance with the accounting guidance of business combinations. As part of the accounting for the November 2009 Bluegreen share acquisition, management was required to evaluate the fair value of Bluegreen’s inventory and certain of Bluegreen’s contracts. Based on preliminary estimates made as part of the evaluation, the Company recorded a $183.1 million “bargain purchase gain” during the fourth quarter of 2009. However, as previously disclosed, the allocation of the purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and is subject to change within the measurement period as valuations are finalized. If the amounts are changed within the measurement period in a business combination, then the adjustment to change these provisional amounts are retrospectively adjusted as of the date of acquisition. Additionally, any offset relating to amortization/accretion is also retrospectively adjusted in the appropriate periods. During the fourth quarter of 2010, the Company adjusted the preliminary value assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the acquisition date. These adjustments resulted in a decrease in total assets and total liabilities of approximately $3.4 million and $3.0 million, respectively, and a decrease in total equity of approximately $0.4 million. Furthermore, the net income attributable to BFC decreased by approximately $289,000 and earnings per share from continuing operations decreased by approximately $0.01 per common share.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The following table summarizes the aggregate purchase price allocation and fair value of the non-controlling interest in Bluegreen as of November 16, 2009 as it was previously reported and as revised (in thousands):

			Fair Value
	(As Revised)	(As Previously Reported)	Hierarchy
Cash and cash equivalents	$51,621	51,621	Level 1
Restricted cash	25,079	25,079	Level 1
Property and equipment	83,083	83,083	Level 3
Management contracts	63,000	63,000	Level 3
Real estate inventory (1)	307,014	313,869	Level 3
Notes receivable	285,000	285,000	Level 3
Retained interests in notes receivable sold	29,250	29,250	Level 3
Other assets (2)	44,440	40,983	Level 3

Fair value of assets	888,487	891,885

Accounts payable and other liabilities (3)	54,849	50,764	Level 3
Deferred income	10,996	10,996	Level 3
Deferred income taxes (4)	22,690	29,784	Level 3
Lines of credit and notes payable	198,947	198,947	Level 2
Junior subordinated debentures	56,783	56,783	Level 2
Receivable-backed notes payable	236,359	236,359	Level 2

Fair value of liabilities	580,624	583,633

Non-controlling interest (Big Cedar Joint Venture)	26,100	26,200	Level 3

Net assets acquired	281,763	282,052
Less: Cash consideration on acquisition of additional 23%	(22,939)	(22,939)
Less: Fair value of previously held equity interest	(25,126)	(25,126)	Level 1
Less: Fair value of non-controlling interest	(41,254)	(41,254)	Level 1
Less: Loss on previously held equity interest	(8,074)	(8,074)
Less: Loss on accumulated other comprehensive income attributable to previously held equity interest	(1,521)	(1,521)

Bargain purchase gain	$182,849	183,138

1)	A decrease of approximately $6.9 million to real estate inventory due to the finalization of the measurement period adjustments.

2)	An increase of $2.1 million of favourable lease contracts and a $1.4 million reclassification from real estate inventory to other assets due to the finalization of the measurement period adjustments.

3)	A reclassification from real estate inventory to accrued liabilities due to the finalization of the measurement period adjustments.

4)	A $2.9 million decrease due to the finalization of the measurement period adjustments, and a decrease of $4.2 million due to a correction of an error related to an impairment to real estate inventory which should have been included in the determination of deferred taxes as the acquisition date November 16, 2009, as part of the Bluegreen purchase price allocation. See Note 1 of the “Notes to the Consolidated Financial Statements”.
          As a result of the Company obtaining a controlling interest in Bluegreen, the Company’s previously held 29% equity interest in Bluegreen was re-measured to fair value. The fair value of the non-controlling interest was based on a market approach valuation technique and inputs categorized as Level 1 inputs under the accounting guidance for fair value measurements.
          The fair value of the assets acquired includes: notes receivable which were fair valued using an income approach and application of a discounted cash flow method; real estate inventory, including resorts and communities inventory which was valued using a combination of the income approach for the resorts inventory and independent appraisals for the communities real estate projects; retained interest in notes receivable sold representing Bluegreen’s economic interest in the notes receivable it sold in a structured financing transaction, which was fair valued using an income approach and a discount of the expected cash flows available to be distributed to investors; and intangible assets, representing management contracts which consist of Bluegreen’s contracts with various homeowners associations to manage, service, staff and maintain properties. The management contracts were fair valued using an income approach and excess earnings method whereby the revenues and costs attributable to the management contracts less charges for use of the contributory assets are used to determine excess earnings. The management contracts have indefinite useful lives and are not amortized, but instead are reviewed for impairment on at least an annual basis, or if events or changes in circumstances indicate that the related carrying amounts may not be recoverable.
          The liabilities subject to fair value determinations included: receivable-backed notes payable, notes payable and lines of credit, which were valued based on the underlying terms, including maturity dates of the loan facilities; junior subordinated debentures, which were valued based on a discounted cash flow analysis; and non-controlling interest in a joint venture with Big Cedar LLC, which was valued using a methodology consistent with the methodology used for the valuation of Bluegreen’s underlying assets and liabilities.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Purchases of BankAtlantic Bancorp’s Class A Common Stock
          On June 18, 2010, BankAtlantic Bancorp commenced a rights offering (the “2010 Rights Offering”) to its shareholders of record as of the close of business on June 14, 2010 (the “Record Date”). In the 2010 Rights Offering, BankAtlantic Bancorp distributed to each eligible shareholder 0.327 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock owned as of the close of business on the Record Date. Fractional subscription rights were rounded up to the next largest whole number. Each subscription right entitled the holder thereof to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at the purchase price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were also given the opportunity to request to purchase any additional shares of BankAtlantic Bancorp’s Class A Common Stock that remained unsubscribed for at the expiration of the Rights Offering at the same $1.50 per share purchase price. The 2010 Rights Offering expired on July 20, 2010. BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock in the 2010 Rights Offering for an aggregate purchase price of $15.0 million. BFC exercised its basic subscription rights to purchase 5,986,865 shares, and the remaining 4,013,135 shares were acquired by BFC pursuant to its over-subscription request. The shares acquired in the 2010 Rights Offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71%.
          During the third quarter of 2009, BankAtlantic Bancorp distributed to its shareholders 4.441 subscription rights for each share of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock held on August 24, 2009 (the “2009 Rights Offering”). Each whole subscription right entitled the holder to purchase one share of BankAtlantic Bancorp’s Class A Common Stock at a purchase price of $2.00 per share. The 2009 Rights Offering commenced on August 28, 2009 and was completed on September 29, 2009. BFC exercised its subscription rights in the 2009 Rights Offering to purchase an aggregate of 14.9 million shares of BankAtlantic Bancorp’s Class A Common Stock for an aggregate purchase price of $29.9 million. This purchase increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 7% to 37% and increased BFC’s voting interest in BankAtlantic Bancorp by approximately 7% to 66%.
          BFC’s 2010 and 2009 acquisition of shares of BankAtlantic Bancorp’s Class A Common Stock were accounted for as an equity transaction in accordance with applicable Financial Accounting Standards Board (“FASB”) authoritative guidance effective on January 1, 2009, which provides that changes in a parent’s ownership interest which do not result in the parent losing its controlling interest are reported as equity transactions.
          From August 18, 2008 through August 28, 2008, BFC purchased an aggregate of 400,000 additional shares of BankAtlantic Bancorp’s Class A Common Stock on the open market for an aggregate purchase price of $2.8 million. BFC’s acquisition of the 400,000 shares of BankAtlantic Bancorp’s Class A Common Stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 4%. The excess of the fair value over the purchase price (negative goodwill) of $16.7 million was allocated as a pro rata reduction of the amounts that would otherwise have been assigned ratably to all of the non-current and non-financial assets acquired, except assets to be disposed of by sale and deferred tax assets, until the basis of such acquired assets was zero. The remaining unallocated negative goodwill of approximately $9.1 million was recognized as an extraordinary gain for the year ended December 31, 2008.
          From December 2, 2008 through December 11, 2008, BFC purchased an aggregate of 323,848 additional shares of BankAtlantic Bancorp’s Class A Common Stock on the open market for an aggregate purchase price of $1.1 million. BFC’s acquisition of the 323,848 shares of BankAtlantic Bancorp’s Class A Common Stock increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 3%. The excess of the fair value over the purchase price (negative goodwill) of $2.9 million was allocated ratably to all of the non-current and non-financial assets acquired, except assets to be disposed of by sale and deferred tax assets.
          The acquisition of additional shares of Class A Common Stock of BankAtlantic Bancorp in August 2008 and December 2008 were accounted for as step acquisitions under the purchase method of accounting in effect prior to January 1, 2009.

BFC Financial Corporation
Notes to Consolidated Financial Statements
5. Cumulative Effect of Change in Accounting Principle
          On January 1, 2010, the Company, Bluegreen and BankAtlantic Bancorp adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of variable interest entities (“VIEs”). As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities (“QSPEs”) associated with prior securitization transactions that previously qualified for off-balance sheet sales treatment, which resulted in a one-time non-cash after-tax reduction to retained earnings of $2.4 million. In addition, BankAtlantic Bancorp consolidated its joint venture that conducts a factoring business. No charges were recorded to retained earnings in connection with the consolidation of BankAtlantic Bancorp’s factoring joint venture.
          The consolidation of Bluegreen’s special purpose finance entities also resulted in the following impacts to BFC’s Consolidated Statement of Financial Condition at January 1, 2010: (1) assets increased by $413.8 million, primarily representing the consolidation of notes receivable, net of allowance, partially offset by the elimination of retained interests; (2) liabilities increased by $416.7 million, primarily representing the consolidation of non-recourse debt obligations to securitization investors, partially offset by the elimination of certain deferred tax liabilities; and (3) total equity decreased by approximately $2.9 million, including a decrease to noncontrolling interest of approximately $1.4 million.
          The impact of the adoption of the change in accounting principle on the related assets, related liabilities, noncontrolling interests and total equity are as follows (in thousands):

		Consolidation
	December 31, 2009	Bluegreen’s QSPEs	BankAtlantic Bancorp’s Joint Venture (1)	Total	January 1, 2010
	(As Revised)
Restricted cash	$24,020	36,518	—	36,518	60,538
Loans receivable	3,678,894	—	3,214	3,214	3,682,108
Notes receivable	279,645	377,265	—	377,265	656,910
Real estate inventory	484,927	16,403	—	16,403	501,330
Retained interest in notes receivable sold	26,340	(26,340)	—	(26,340)	—
Investment in unconsolidated affiliates	15,272	—	(3,256)	(3,256)	12,016
Other assets	65,500	9,970	367	10,337	75,837

Change in related assets	$4,574,598	413,816	325	414,141	4,988,739

Other liabilities	$187,032	3,544	18	3,562	190,594
Deferred income taxes	25,205	1,779	—	1,779	26,984
Receivable -backed notes payable	237,416	411,369	—	411,369	648,785

Change in related liabilities	$449,653	416,692	18	416,710	866,363

Total BFC’s shareholders’ equity	$245,083	(1,496)	—	(1,496)	243,587
Noncontrolling interests	159,312	(1,380)	307	(1,073)	158,239

Total equity	$404,395	(2,876)	307	(2,569)	401,826

(1)	As a result of the adoption of the accounting guidance associated with the consolidation of VIEs, we consolidated BankAtlantic Bancorp’s factoring joint venture, BankAtlantic Business Capital, LLC (“BBC”). Prior to January 1, 2010, the investment in BBC was accounted for using the equity method of accounting.

BFC Financial Corporation
Notes to Consolidated Financial Statements
6. Discontinued Operations
Core Communities
          In December 2009, Core Communities reinitiated efforts to sell the Projects, its two commercial leasing projects, and began soliciting bids from several potential buyers for the immediate sale of the Projects in their present condition. Due to this decision, the assets associated with the Projects were classified as discontinued operations in accordance with the accounting guidance for the disposal of long-lived assets.
          The assets were reclassified as assets held for sale and the liabilities related to these assets were reclassified as liabilities related to assets held for sale in the Consolidated Statement of Financial Condition at December 31, 2009. Additionally, the results of operations for the Projects were reclassified to income from discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008. Depreciation related to these assets held for sale ceased in December 2009. The Company elected not to separate these assets in the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008. Management reviewed the net asset value and estimated the fair market value of the assets based on the bids received related to these assets and determined that an impairment charge was necessary to write down the aggregate carrying value of the Projects to fair value less the estimated costs to sell and, accordingly, recorded an impairment charge of approximately $13.6 million in the fourth quarter of 2009.
          On June 10, 2010, Core sold the Projects for approximately $75.4 million. As a result of the sale, a gain on sale of discontinued operations of approximately $2.6 million was realized in the second quarter of 2010. In connection with the sale, the outstanding balance of the loans related to the assets held for sale was reduced by approximately $800,000 as a result of negotiations with the lender. Core used the proceeds from the sale to repay these loans. As a result, Core was released from its obligations to the lender with respect to the loans.
     The following table summarizes the assets held for sale and liabilities related to the assets held for sale for the Projects as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Restricted cash	$—	538
Property and equipment, net	—	61,588
Other assets	—	9,774

Assets held for sale	$—	71,900

Accounts payable, accrued liabilities and other	$—	1,602
Notes and mortgage payable	—	74,749

Liabilities related to assets held for sale	$—	76,351

          The following table summarizes the results of operations for the Projects (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Revenue and other income	$2,951	8,497	11,203
Costs and expenses	3,103	24,129	8,420

(Loss) income before income taxes	(152)	(15,632)	2,783
Gain on sale of discontinued operations	2,617	—	—

Income (loss) from discontinued operations	$2,465	(15,632)	2,783

Ryan Beck
          On February 28, 2007, BankAtlantic Bancorp sold Ryan Beck to Stifel. Under the terms of the sales agreement, BankAtlantic Bancorp and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
          The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceeded $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. Included in the Company’s Consolidated Statement of Operations in discontinued operations during the years ended December 31, 2009 and 2008 was $4.2 and $16.6 million, respectively, of earn-out consideration.
          The Stifel sales agreement also required BankAtlantic Bancorp to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through August 31, 2009. Included in the Company’s Consolidated Statement of Operations in discontinued operations for each of the years in the two years ended December 31, 2010 is $0.5 million of indemnification expenses recognized by BankAtlantic Bancorp.
          In January 2011, BankAtlantic Bancorp and Stifel entered into a release and settlement agreement with respect to outstanding indemnity claims asserted by Stifel. BankAtlantic Bancorp agreed to pay Stifel $0.5 million to satisfy all of BankAtlantic Bancorp’s obligations to Stifel arising out of the indemnification agreement with the exception of one claim that was not covered by the settlement agreement. BankAtlantic Bancorp reserved all rights and defenses concerning its obligation to indemnify Stifel with respect to this claim.
7. Assets Held for Sale
     In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 Tampa, Florida branches. As a consequence, BankAtlantic reclassified its fixed assets related to the Tampa branches to held-for-sale and recognized a $4.5 million impairment as these held-for-sale assets are accounted for at the lower of cost or fair value. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution. The financial institution has agreed to pay i) a 10% premium for the deposits plus ii) the net book value of the acquired real estate and fixed assets associated with the branches and facilities. The transaction is anticipated to close during June 2011 and is subject to regulatory approvals and other customary terms and conditions.
          The assets and liabilities associated with the Tampa branches as of December 31, 2010 were as follows (in thousands):

ASSETS
Cash and cash equivalents	$5,850
Office properties and equipment	31,484

Total assets held for sale	$37,334

LIABILITIES
Interest bearing deposits	$255,630
Non-interest bearing deposits	85,516

Total deposits	341,146
Accrued interest payable	87

Total liabilities held for sale	$341,233

BFC Financial Corporation
Notes to Consolidated Financial Statements
8. Securities Available for Sale and Derivatives
The following tables summarize securities available-for-sale (in thousands):

	As of December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$105,219	6,823	—	112,042
Agency bonds	60,000	143	—	60,143
Real estate mortgage investment conduits (1)	66,034	2,807	—	68,841

Total	231,253	9,773	—	241,026

Investment securities:
Municipal bonds	162,113	33	23	162,123
Other bonds	19,936	8	22	19,922
Benihana Convertible Preferred Stock	16,426	4,680	—	21,106
Equity and other securities	20,634	188	3	20,819

Total investment securities	219,109	4,909	48	223,970

Derivatives	24	—	—	24

Total	$450,386	14,682	48	465,020

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
Real estate mortgage investment conduits (1)	104,329	3,037	19	107,347

Total mortgage-backed securities	307,314	11,998	20	319,292

Investment Securities:
Other bonds	250	—	—	250
Benihana Convertible Preferred Stock	16,426	1,340	—	17,766
Equity and other securities	8,947	126	6	9,067

Total investment securities	25,623	1,466	6	27,083

Total	$332,937	13,464	26	346,375

(1)	Real estate mortgage investment conduits (“REMIC”) are pass-through entities that hold residential loans, and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
          The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal Bonds	$90,413	(23)	—	—	90,413	(23)
Taxable Securities	15,155	(22)	—	—	15,155	(22)
Equity securities	—	—	7	(3)	7	(3)

Total available for sale securities:	$105,568	(45)	7	(3)	105,575	(48)

BFC Financial Corporation
Notes to Consolidated Financial Statements

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$—	—	159	(1)	159	(1)
REMICS	—	—	21,934	(19)	21,934	(19)
Equity securities	4	(6)	—	—	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

          The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months are primarily the result of interest rate changes. BankAtlantic Bancorp expects to receive cash proceeds for its entire investment upon maturity.
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
          The unrealized loss on equity securities at December 31, 2010 and 2009 was not significant. Accordingly, the Company did not consider these investments other-than-temporarily impaired at December 31, 2010 or 2009.
          At December 31, 2010, the scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
December 31, 2010 (1) (2)	Cost	Value
Due within one year	$180,313	180,317
Due after one year, but within five years	61,832	61,971
Due after five years, but within ten years	23,574	24,474
Due after ten years	147,583	156,309

Total	$413,302	423,071

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to repayments.

(2)	Scheduled maturities are based upon contractual maturities.
          Included in Financial Services securities activities, net in the Company’s Consolidated Statement of Operations were $0.3 million of unrealized losses associated with put options for the year ended December 31, 2010.
          Included in Financial Services securities activities, net were (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Gross gains on securities sales	$3,140	11,238	6,302

Gross losses on securities sales	$—	—	(5,103)

Proceeds from sales of securities	$58,846	303,825	375,900

Other-than-temporary impairments	$—	(1,587)	(3,413)

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Management reviews its securities available for sale portfolio for other-than-temporary declines in value quarterly. As a consequence of BankAtlantic Bancorp’s review during the year ended December 31, 2009 and 2008, the Company recognized a $1.6 million and $3.4 million, respectively, other-than-temporary decline in value related to an equity investment in an unrelated financial institution.
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
          The Convertible Preferred Stock was acquired pursuant to an agreement with Benihana on June 8, 2004 to purchase an aggregate of 800,000 shares of Convertible Preferred Stock for $25.00 per share. The shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price of $20 million plus accumulated dividends on July 2, 2014 unless BFC elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. At December 31, 2010, the closing price of Benihana’s Common Stock was $8.01 per share. The market value of the Convertible Preferred Stock if converted at December 31, 2010 would have been approximately $12.6 million. During July 2010, Benihana announced its intention to engage in a formal review of strategic alternatives, including a possible sale of the company. In the event that a sale transaction is consummated, the Company would receive a minimum of $20 million in consideration for its shares of the Convertible Preferred Stock.
          In December 2008, the Company performed an impairment evaluation of its investment in the Convertible Preferred Stock and determined that there was an other-than-temporary decline of approximately $3.6 million and, accordingly, the investment was written down to its fair value of approximately $16.4 million. Concurrent with management’s evaluation of the impairment of this investment at December 31, 2008, it made the determination to reclassify this investment from investment securities to investment securities available for sale. At December 31, 2010 and 2009, the Company’s estimated fair value of its investment in Benihana’s Convertible Preferred Stock was approximately $21.1 million and $17.8 million, respectively, which includes a gross unrealized gain of approximately $3.3 million and $1.3 million, respectively, for the years ended December 31, 2010 and 2009. BFC will continue to monitor this investment to determine whether any further other-than-temporary impairment charges may be required in future periods. The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s Common Stock that BFC would receive upon conversion of its shares of Benihana’s Convertible Preferred Stock. See Note 30 for additional information concerning the Benihana Convertible Preferred Stock.
          Office Depot Investment
          During March 2008, Woodbridge purchased 3,000,200 shares of Office Depot common stock at an average price of $11.33 per share for an aggregate purchase price of approximately $34.0 million. During June 2008, 1,565,200 of the shares were sold at an average price of $12.08 per share for an aggregate sales price of approximately $18.9 million resulting in a gain of approximately $1.2 million.
          In prior periods, impairment analyses were performed in connection with the Office Depot investment, which included an evaluation of, among other things, qualitative and quantitative factors relating to the performance of Office Depot and its stock price. As a result of these evaluations, it was determined that other-than-temporary impairment charges were required at December 31, 2008 and March 31, 2009 and accordingly, impairment charges of $12.0 million and $2.4 million were recorded during the quarters ended December 31 2008 and March 31, 2009, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          During November 2009, we sold the remaining 1,435,000 shares of Office Depot common stock that we held at an average price of $5.95 per share, or total proceeds of approximately $8.5 million. As a result of the sale, a gain was realized of approximately $6.7 million in the fourth quarter of 2009.
          Derivatives
          During 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At December 31, 2010, BankAtlantic had $6.7 million of foreign currency in cruise ship ATMs and recognized $0.1 million of foreign currency unrealized exchange gains which were included in other income in the Company’s statement of operations for the year ended December 31, 2010. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs. The terms of the put options and the fair value as of December 31, 2010 were as follows (in thousands, except strike price):

Contract	Expiration	Strike		Fair
Amount	Date	Price	Premium	Value

€400	Jan-11	1.34	28	8
400	Apr-11	1.34	31	16

€800			$59	24

9. Tax Certificates
          The following table summarizes tax certificates (in thousands):

	As of December 31, 2010		As of December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value (1)	Cost	Value
Tax certificates
Net of allowance of $8,811 and $6,781, respectively	$89,789	90,738	110,991	112,472

(1)	The estimated fair value was calculated at December 31, 2010 and 2009 using an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments.
          Included in tax certificates was $3.6 million and $2.2 million of non-accrual tax certificates as of December 31, 2010 and 2009, respectively.
          Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$6,781	6,064	3,289

Charge-offs	(2,997)	(2,965)	(4,668)
Recoveries	475	294	157

Net charge-offs	(2,522)	(2,671)	(4,511)
Provision charged to non-interest expense	4,552	3,388	7,286

Balance, end of period	$8,811	6,781	6,064

BFC Financial Corporation
Notes to Consolidated Financial Statements
10. Loans Receivable and Loans Held for Sale
The loan portfolio consisted of the following components (in thousands):

	December 31,
	2010	2009
Residential	$1,213,736	1,538,906
Commercial real estate:
Builder land loans	9,920	57,807
Land acquisition and development	119,189	182,235
Land acquisition, development and construction	4,046	26,184
Construction and development	141,535	211,809
Commercial	620,140	688,386
Commercial non-real estate	135,588	155,226
Small business:
Small business — real estate	203,479	213,591
Small business — non-real estate	99,190	99,113
Consumer:
Consumer — home equity	604,228	669,690
Consumer other	16,068	15,935
Deposit overdrafts	3,091	4,816

Total gross loans	3,170,210	3,863,698

Adjustments:
Premiums, discounts and net deferred fees	1,650	2,414
Allowance for loan losses	(162,139)	(187,218)

Loans receivable — net	$3,009,721	3,678,894

Loans held for sale	$29,765	4,547

          Undisbursed loans in process consisted of the following components (in thousands):

	December 31,
	2010	2009
Construction and development	$22,522	43,432
Commercial	24,647	25,696

Total undisbursed loans in process	$47,169	69,128

          BankAtlantic’s loan portfolio had the following geographic concentrations based on outstanding loan balances at December 31, 2010:

Florida	64%
Eastern U.S.A.	19%
Western U.S.A.	14%
Central U.S.A	3%

100%

          BankAtlantic Bancorp segregates its loan portfolio into five segments in order to determine its allowance for loan losses. BankAtlantic Bancorp’s loan segments are: residential loans, commercial real estate loans, consumer loans, commercial non-real estate loans and small business and loans. BankAtlantic Bancorp further divides its loan segments into loan classes in order to monitor and assess credit risk. BankAtlantic Bancorp of loan segments and loan classes are described below:
          Residential — represents loans secured by one to four dwelling units. This loan segment is further divided into interest only loans and amortizing loans. Interest-only residential loans require the borrower to make monthly interest-

BFC Financial Corporation
Notes to Consolidated Financial Statements
only payments for a fixed period of time and become fully amortizing thereafter. Amortizing residential loans require the borrower to make monthly principal and interest payments through maturity.
          Commercial real estate— represents loans for acquisition, development and construction of various types of properties including residential construction, office buildings, retail shopping centers, and other non-residential properties. BankAtlantic Bancorp’s commercial real estate loan portfolio is divided into four loan classes; commercial residential, commercial owner occupied, commercial land and commercial other.
          Commercial residential real estate loans — are loans to developers or home builders for the construction of one to four dwelling units. This class of loans is divided into three categories - builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. The land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower/developer who also might have plans to construct homes on the property.
          Owner occupied commercial real estate loans — are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the collateralized property.
          Commercial real estate land loans — includes loans secured by the sale of land and commercial land held for investment purposes. These loans are generally to borrowers that intend to expand the zoning of the property and ultimately sell the property to developers.
          Commercial other real estate loans — are primarily secured by income producing property which includes shopping centers, office buildings, self storage facilities, and warehouses.
          Commercial non-real estate loans — generally represent business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.
          Consumer loans — consists of loans to individuals originated through BankAtlantic Bancorp’s retail network. Approximately 97% of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower, substantially all of which is located in Florida.
          Small business loans — consists of loans that do not generally exceed $2.0 million originated to businesses. The principal source of repayment for these loans is generally from the cash flow of a business. BankAtlantic Bancorp’s small business loan portfolio is divided into two loan classes; small business real estate secured and small business non-real estate.
          Small business real estate secured loans — are generally secured by real estate where the business is located or real estate owned by the guarantor.
          Small business non-real estate loans — are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.
          Loans held for sale — Loans held for sale as of December 31, 2010 consisted of $27.9 million of commercial real estate loans transferred from held-to-maturity to the held-for-sale classification and $1.8 million of residential loans originated for sale. BankAtlantic Bancorp transfers loans to held-for-sale when based on the current economic environment and related market conditions it does not have the intent to hold those loans for the foreseeable future. BankAtlantic recognized $0.1 million of gains on the sale of commercial real estate loans for the year ended December 31, 2010. Residential loans originated for sale as of December 31, 2010 and 2009 were loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period of ownership. The sales price is negotiated quarterly for all loans sold during the quarter based on originated loan balance. Gains from the sale of loans held for sale were $0.4 million, $0.5 million and $0.3 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The recorded investment of non-accrual loans receivable and loans held for sale as of December 31, 2010 was (in thousands):

Recorded
Loan Class	Investment
Commercial non-real estate	$17,659
Commercial real estate:
Residential	95,482
Land	27,260
Owner occupied	4,870
Other	128,658
Small business:
Real estate	8,928
Non-real estate	1,951
Consumer	14,120
Residential:
Interest only	38,900
Amortizing	47,639

Total nonaccrual loans	$385,467

          An analysis of the age of the recorded investment in loans receivable and loans held for sale as of December 31, 2010 that were past due were as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
	Past Due	Past Due	or More (1)	Past Due	Current	Receivable (2)
Commercial non-real estate	$—	—	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	—	53,791	58,491	84,325	142,816
Land	—	—	23,803	23,803	34,237	58,040
Owner occupied	—	—	3,862	3,862	107,235	111,097
Other	—	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	—	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total (1)	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	BankAtlantic Bancorp had no loans greater than 90 days and accruing

(2)	Total loans receivable exclude purchase accounting of $8.5 million in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$4,515	105,288	7,998	42,417	27,000	187,218
Charge-off :	(996)	(104,973)	(7,873)	(39,483)	(18,305)	(171,630)
Recoveries :	716	1,661	626	1,042	1,166	5,211
Provision :	6,551	84,904	10,763	28,067	14,076	144,361
Transfer to held for sale:	—	(3,021)	—	—	—	(3,021)

Ending balance	$10,786	83,859	11,514	32,043	23,937	162,139

Ending balance individually
evaluated for impairment	$9,020	62,985	2,936	1,791	12,034	88,766
Ending balance collectively
evaluated for impairment	1,766	20,874	8,578	30,252	11,903	73,373

Total	$10,786	83,859	11,514	32,043	23,937	162,139

Loans receivables:
Ending balance individually
evaluated for impairment	$16,667	342,806	12,763	23,905	88,210	484,351
Ending balance collectively
evaluated for impairment	$118,921	581,602	289,906	599,482	1,135,821	2,725,732

Total (1)	$135,588	924,408	302,669	623,387	1,224,031	3,210,083

Purchases of loans	—	—	—	—	6,511	6,511

Proceeds from loan sales	—	59,697	—	—	52,678	112,375

Transfer to held for sale	—	27,928	—	—	—	27,928

(1)	Total loans receivable exclude purchase accounting of $8.5 million in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.
Activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 was as follows:
Allowance for Loan Losses (in thousands):

	For Years Ended
	December 31,
	2009	2008
Balance, beginning of period	$137,257	94,020
Loans charged-off	(185,890)	(117,874)
Recoveries of loans previously charged-off	3,193	1,310

Net charge-offs	(182,697)	(116,564)
Provision for loan losses	232,658	159,801

Balance, end of period	$187,218	137,257

          Impaired Loans — Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated based on BankAtlantic Bancorp’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if the loan is collateral dependent. BankAtlantic generally measures commercial and small business loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are generally applied to principal unless collectibility of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Impaired loans as of December 31, 2010 were as follows (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance	Allowance	Investment	Recognized
With a related allowance recorded :
Commercial non-real estate	$16,809	16,809	9,850	14,850	—
Commercial real estate:
Residential	81,731	87,739	21,298	86,868	778
Land	15,209	15,209	8,156	21,010	18
Owner occupied	1,695	1,695	335	5,366	—
Other	95,693	96,873	33,197	96,800	—
Small business:
Real estate	2,602	2,602	1,733	2,838	21
Non-real estate	1,779	1,779	1,203	2,015	—
Consumer	3,729	5,029	1,791	4,665	—
Residential:
Residential-interest only	31,805	39,451	6,741	24,327	17
Residential-amortizing	24,619	28,712	5,293	16,525	34

Total with a related allowance recorded	$275,671	295,898	89,597	275,264	868

With no related allowance recorded:
Commercial non-real estate	$1,497	1,497	—	4,799	15
Commercial real estate:
Residential	44,835	116,092	—	42,295	267
Land	14,039	43,846	—	25,847	19
Owner occupied	3,922	3,922	—	3,878	56
Other	81,370	97,203	—	55,311	1,446
Small business:
Real estate	15,727	16,499	—	14,722	673
Non-real estate	172	197	—	358
Consumer	23,029	27,146	—	22,487	624
Residential:
Residential-interest only	7,427	10,078	—	16,694	—
Residential-amortizing	25,664	31,797	—	26,950	116

Total with no related allowance recorded	$217,682	348,277	—	213,341	3,216

Commercial non-real estate	$18,306	18,306	9,850	19,649	15
Commercial real estate	338,494	462,579	62,986	337,375	2,584
Small business	20,280	21,077	2,936	19,933	694
Consumer	26,758	32,175	1,791	27,152	624
Residential	89,515	110,038	12,034	84,496	167

Total	$493,353	644,175	89,597	488,605	4,084

(1)	Recorded investment is defined as unpaid principal balance less charge downs

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following summarizes impaired loans (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$249,477	70,485	174,710	41,192
Impaired loans without specific valuation allowances	196,018	—	138,548	—

Total	$445,495	70,485	313,258	41,192

          Impaired loans without specific valuation allowances represent loans that were charged-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of expected cash flows discounted at the loan’s effective interest rate was equal to or greater than the carrying value of the loan, or large groups of smaller-balance homogeneous loans that are collectively measured for impairment.
          BankAtlantic Bancorp continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan becomes adversely classified and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of December 31, 2010 was $320.8 million of collateral dependent loans, of which $158.1 million were measured for impairment using current appraisals and $162.7 million were measured by adjusting appraisals to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $25.5 million to reflect current market conditions on 22 loans due to estimated property value declines since the last appraisal dates.
          As of December 31, 2010, impaired loans with specific valuation allowances had been previously charged down by $20.2 million and impaired loans without specific valuation allowances had been previously charged down by $130.6 million. As of December 31, 2009, impaired loans with specific valuation allowances had been previously charged down by $38.6 million and impaired loans without specific valuation allowances had been previously charged down by $34.1 million.
          The average gross recorded investment in impaired loans was $493.4 million, $416.5 million and $192.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.
          Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Contracted interest income	$23,221	22,417	14,276
Interest income recognized	(4,084)	(9,881)	(3,368)

Foregone interest income	$19,137	12,536	10,908

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Credit Quality Information
          Management of BankAtlantic Bancorp monitors net charge-offs, levels of classified loans, impaired loans and general economic conditions nationwide and in Florida to assess loan credit quality. BankAtlantic Bancorp uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. BankAtlantic Bancorp assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:
          Grades 1 to 7 — The loans in these risk grades are generally well protected by the current net worth and paying capacity of the borrower or guarantors or by the fair value, less cost to sell, of the underlying collateral.
          Grade 8 to 9 — Not used.
          Grade 10 — These loans have potential weaknesses that deserve management’s close attention. While these loans do not expose BankAtlantic Bancorp to immediate risk of loss, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.
          Grade 11 — These loans are inadequately protected by the current sound net worth and paying capacity of the borrower or guarantors or by the collateral pledged, if any. Loans in this grade have well-defined weaknesses that jeopardize the liquidation of the loan and there is a distinct possibility that BankAtlantic Bancorp may sustain some credit loss if the weaknesses are not corrected.
          Grade 12 — These loans have all the weaknesses of a Grade 11 with the added characteristic that the weaknesses make collection of BankAtlantic Bancorp’s investment in the loan highly questionable and improbable on the basis of currently known facts, conditions and fair values of the collateral.
          Grade 13 — These loans or portions thereof, are considered uncollectible and of such little value that continuance on BankAtlantic Bancorp’s books as an asset is not warranted without the establishment of a specific valuation allowance or a charge-off. Such loans are generally charged down or completely charged off.
          The following table presents risk grades for commercial and small business loans as of December 31, 2010 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate
Risk Grade:
Grades 1 to 7	$81,789	16,250	27,387	101,855	314,402	169,979	84,584
Grade 10	12,827	7,572	956	704	119,508	3,098	3,665
Grade 11	40,972	118,994	29,697	8,538	178,545	30,402	10,941

Total	$135,588	142,816	58,040	111,097	612,455	203,479	99,190

     BankAtlantic Bancorp monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate increased credit losses upon default which results in higher loan portfolio credit risk.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The loan-to-value ratios of BankAtlantic Bancorp’s residential loans were as follows (in thousands):

	Residential	Residential
Loan to value ratios (1)	Interest Only	Amortizing
Ratios not available (2)	$—	78,031
=<60%	107,063	144,744
60.1% — 70%	118,679	103,891
70.1% — 80%	290,840	309,925
80.1% — 90%	17,055	23,982
>90.1%	16,608	13,212

Total	$550,245	673,785

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 based on automated valuation models.

(2)	Loans were originated under the Community Reinvestment Act program and are not monitored based on loan-to-value.
          BankAtlantic Bancorp monitors the credit quality of its consumer loans secured by real estate portfolio based on loan to value ratios at origination. BankAtlantic Bancorp’s experience indicates that default rates are significantly lower with loans that have lower loan to value ratios at origination.
          The loan to value ratios at loan origination of BankAtlantic Bancorp’s consumer loans secured by real estate as of December 31, 2010 were as follows (in thousands):

Consumer
Home
Loan to value ratios	Equity
<70%	$363,653
70.1% — 80%	106,180
80.1% — 90%	72,529
90.1% — 100%	48,537
>100%	13,329

Total	$604,228

          BankAtlantic Bancorp monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.
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
Non-performing assets (in thousands):

	As of December 31,
	2010	2009	2008
Non-accrual — tax certificates	$3,636	2,161	1,441

Non-accrual — loans (1)
Residential	86,538	76,401	34,734
Commercial real estate and non-real estate	273,930	230,827	241,274
Small business	10,879	9,338	4,644
Consumer	14,120	14,451	6,763

Total non-accrual loans	385,467	331,017	287,415
Real estate owned	74,488	46,467	19,045
Other repossessed assets	—	10	—

Total non-performing assets	$463,591	379,655	307,901

(1)	Included in non-accrual loans at December 31, 2010, 2009 and 2008 were $145.3 million, $45.7 million and $4.8 million, respectively, of troubled debt restructured loans.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Accruing impaired loans (in thousands):

	As of December 31,
	2010	2009	2008
Performing impaired loans	$11,880	6,150	—
Loans 90 days past due and still accruing	—	9,960	15,721
Troubled debt restructured	96,006	107,642	28,173

Total accruing impaired loans	$107,886	123,752	43,894

          Performing impaired loans represent loans where BankAtlantic Bancorp anticipates collecting all of the principal and interest on the loans but where the timing of the payments may not be in accordance with the contractual terms of the loan agreement. Loans 90 days past due and still accruing are primarily loans that matured and are in the process of renewal, where the borrower continues to make payments under the matured loan agreement or the loan has collateral sufficient in management’s judgment to prevent a loss to BankAtlantic Bancorp. Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Generally, the concessions made to borrowers experiencing financial difficulties include the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. BankAtlantic Bancorp had commitments to lend $13.5 million of additional funds on non-performing and accruing impaired loans as of December 31, 2010.
          Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$1,927	1,355	1,243
Impairment of REO	6,830	4,124	1,465
Net losses (gains) on sales	378	(341)	124

Net real estate owned losses	$9,135	5,138	2,832

11. Notes Receivable
          The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	December 31,	December 31,
	2010	2009
		As Revised
Notes receivable, gross	$712,145	356,133
Purchase accounting adjustments	(43,778)	(72,502)

Notes receivable, net of purchase accounting adjustments	668,367	283,631
Allowance for loan losses	(93,398)	(3,986)

Notes receivable, net	$574,969	279,645

          Included in the table above are notes acquired through our November 2009 acquisition of approximately 7.4 million shares giving us a controlling interest in Bluegreen as discussed in Note 4. In accordance with applicable accounting guidance “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company has elected to recognize interest income on these notes receivable using the expected cash flows method. The Company treated expected prepayments consistently in determining its cash flows expected to be collected, such that the non-accretable difference is not affected and the difference between actual prepayments and

BFC Financial Corporation
Notes to Consolidated Financial Statements
expected prepayments shall not affect the non-accretable difference. The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%. As of December 31, 2010 and 2009, the outstanding contractual unpaid principal balance of the acquired notes was $250.6 million and $343.8 million, respectively. As of December 31, 2010 and 2009, the carrying amount of the acquired notes was $206.9 million and $271.3 million, respectively.
          The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at December 31, 2010. The following is a reconciliation of accretable yield as of December 31, 2010:
          Accretable Yield

Balance at December 31, 2009	$102,665
Increase in cash flows expected	—
Accretion	(29,065)
Reclassifications from nonaccretable difference	12,306

Balance at December 31, 2010	$85,906

          All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable, which comprise the majority of the notes receivable, bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.2% and 14.8% at December 31, 2010 and 2009, respectively. The majority of Bluegreen’s notes receivable secured by home sites bear interest at variable rates. The weighted-average interest rate charged on notes receivable secured by home sites was 7.8% and 8.8% at December 31, 2010 and 2009, respectively.
          Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.
          Future contractual principal payments on Bluegreen notes receivable during each of the five years subsequent to December 31, 2010, and thereafter are set forth below (in thousands):

As of December 31, 2010
2011	$80,284
2012	82,129
2013	89,486
2014	95,928
2015	99,282
Thereafter	265,036

712,145
Allowance for loan losses	(93,398)

Notes receivable, net of allowance	618,747
Purchase accounting adjustments	(43,778)

Total	$574,969

          Allowance for uncollectible notes receivable
          Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes based upon a combination of factors including its static pool analysis, the aging of the respective receivables, current default trends and prepayment rates by origination year, and the FICO scores of the buyers.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The table below sets forth the activity in the allowance for uncollectible notes receivable during the year ended December 31, 2010 (in thousands):

Balance at December 31, 2009 (a)	$3,986
One-time impact of the amendment to the accounting guidance for transfer of financial assets and the amendment to the accounting guidance for the consolidation of VIE (see Note 5)	86,252
Provision for loan losses	46,059
Write-offs of uncollectible receivables	(42,899)

Balance at December 31, 2010	$93,398

(a)	Allowance for uncollectible notes receivable represents amount attributable to new loan originations subsequent to the date of our acquisition of a controlling interest in Bluegreen (November 16, 2009).
The following table shows the aging of Bluegreen’s VOI notes receivable as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Current	$655,304	$326,218
31-60 days	12,063	6,633
61-90 days	10,228	4,981
Over 91 days	27,785	13,400
Purchase accounting adjustments	(43,778)	(72,502)

Notes receivable net of purchase accounting adjustments	661,602	278,730

Allowance for loan losses	(93,398)	(3,986)

Total	$568,204	$274,744

12. Variable Interest Entities — Bluegreen
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
          Bluegreen sells through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction entered into in 2010, which was guaranteed by Bluegreen (refer to the description of the Legacy Securitization in Note 23). These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the notes receivable for a fee. With each securitization, Bluegreen generally retains a portion of the securities.
          Pursuant to generally accepted accounting principles in effect prior to 2010, seven of Bluegreen’s eight special purpose finance entities then in existence met the definition of a qualified special purpose entity, and were not consolidated in its financial statements. Upon the adoption of the new accounting guidance related to transfers of financial assets (see Note 5 for additional information), Bluegreen was required to evaluate these entities for

BFC Financial Corporation
Notes to Consolidated Financial Statements
consolidation. Since Bluegreen created these entities to serve as financing vehicles for holding assets and related liabilities, and the entities have no equity investment at risk, they are considered variable interest entities. Furthermore, since Bluegreen continues to service the notes and retain rights to receive benefits that are potentially significant to the entities, Bluegreen concluded that it is the entities’ primary beneficiary and, therefore, now consolidates these entities into its financial statements. Please see Note 5 for the impact of initial consolidation of these entities.
          At December 31, 2010, the principal balance of VOI notes receivable included within the Company’s Consolidated Statement of Financial Condition that are restricted to satisfy obligations of the variable interest entities’ obligations totaled $533.3 million. In addition, approximately $41.2 million of Bluegreen’s restricted cash is held in accounts for the benefit of the variable interest entities. Further, at December 31, 2010, the carrying amount of the consolidated liabilities included within the Company’s Consolidated Statement of Financial Condition for these variable interest entities totaled $459.0 million, comprised of $436.2 million of non-recourse receivable-backed notes payable and $22.8 million of receivable-backed notes payable which is recourse to Bluegreen. See Note 23, Debt.
          Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right at its option to repurchase or substitute for defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the defaulted mortgage note. The transaction documents typically limit such repurchases or substitutions to 15-20% of the receivables originally funded into the transaction. Voluntary repurchases or substitutions by Bluegreen of defaulted notes during the year ended December 31, 2010 were $37.6 million.
13. Retained Interest in Notes Receivable Sold
          On January 1, 2010, we adopted an amendment to the accounting guidance for transfers of financial assets and an amendment to the accounting guidance associated with the consolidation of VIEs. As a result of the adoption of these accounting standards, Bluegreen consolidated seven existing special purpose finance entities (“QSPEs”) associated with prior securitization transactions which previously qualified for off-balance sheet sales treatment. Accordingly, Bluegreen’s special purpose finance entities are now consolidated in BFC’s financial statements. The consolidation of Bluegreen’s special purpose finance entities resulted in the elimination of the retained interests in notes receivable, for further information see Note 5.
          At December 31, 2009, Bluegreen’s retained interests in notes receivable sold classified as available-for-sale investments and their associated unrealized loss at December 31, 2009 were as follows (in thousands):

		Gross Unrealized
	Amortized Cost	Loss	Fair Value
2004 Term Securitization	$5,230	$(300)	$4,930
2004 GE Purchase Facility	1,750	(210)	1,540
2005 Term Securitization	5,410	(570)	4,840
2006 GE Purchase Facility	5,020	(850)	4,170
2006 Term Securitization	3,120	(230)	2,890
2007 Term Securitization	6,020	(460)	5,560
2008 Term Securitization	2,700	(290)	2,410

Total	$29,250	$(2,910)	$26,340

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following assumptions (which were classified as Level 3 inputs under the accounting guidance for fair value measurements) were used to measure the fair value of the above retained interests at December 31, 2009:

As of December 31,
2009
Prepayment rates	3.0% — 5.5%
Loss severity rates	57.0% — 38.0%
Default rates	16.5% — 1.2%
Discount rates	25.0%
          These assumptions took into account Bluegreen’s intended actions, which were subject to change from time to time, relating to its right to either acquire or substitute for defaulted loans, pursuant to the terms of each transaction.
          The net unrealized loss on Bluegreen’s retained interests in notes receivable sold, which was presented as a separate component of shareholders’ equity net of income taxes and non-controlling interest, was approximately $925,000 as of December 31, 2009. Bluegreen’s maximum exposure to loss as a result of its involvement with these special purpose entities was the value of its retained interest.
          The following table shows the hypothetical fair value of Bluegreen’s retained interests in notes receivable sold based on a 10% and a 20% adverse change in each of the assumptions used to measure the fair value of those retained interests at December 31, 2009 (dollars in thousands):

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
          The table below summarizes certain cash flows received from and (paid to) our qualifying special purpose finance subsidiaries during the 2009 Bluegreen Interim Period (in thousands):

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

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Quantitative information about the portfolios of VOI notes receivable previously sold without recourse in which Bluegreen holds the above retained interests at December 31, 2009 was as follows (in thousands):

	As of December 31, 2009
		Principal
	Total Outstanding	Amount
	Principal	of Sold Loans
	Amount of	60 or More	Balance Owed to
	Sold Loans	Days Past Due	Note Holders
2004 Term Securitization	$28,552	$869	$26,765
2004 GE Purchase Facility	13,870	400	12,072
2005 Term Securitization	81,261	2,389	74,822
2006 GE Purchase Facility	69,003	2,353	61,433
2006 Term Securitization	71,450	2,502	66,206
2007 Term Securitization	137,645	4,251	123,935
2008 Term Securitization	51,810	1,530	46,136

Total	$453,591		$411,369

14. Real Estate Inventory
          Real estate inventory consisted of the following (in thousands):

	December 31,
	2010	2009
		As Revised
Land and land development costs	$107,161	264,454
Bluegreen Resorts	230,346	212,662
Other costs	554	552
Land and facilities held for sale	5,436	7,259

Total	$343,497	484,927

          Inventory consisted of the combined real estate assets of Bluegreen Resorts, Bluegreen Communities, Carolina Oak, Core Communities, BankAtlantic’s residential construction development acquired in 2002, and BankAtlantic land and facilities held for sale for BankAtlantic’s store expansion program. During the fourth quarter of 2010, Core relinquished to its lenders title to substantially all of the land Core owned in both Florida and South Carolina and pledged its ownership interests in several Core subsidiaries. During February 2011, Core was released from any other claims arising from or relating to the loans. With the exception of certain assets within Tradition Hilton Head with a carrying value of $19.4 million at December 31, 2010, which are the subject of separate foreclosure proceedings that are not expected to begin until later in the first half of 2011, land and land development costs reflect an adjustment for the carrying value of $121.9 million in satisfaction of Core’s outstanding debt of $112.3 million related to those assets. See Note 23 under the caption Notes and Mortgage Notes Payable and Other Borrowings for further information regarding Core’s settlement of its debt obligations.
          Real estate inventory is reviewed for impairment on a project-by-project basis. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. As a result of the impairment analyses performed, the Company recorded real estate inventory impairment charges of approximately

BFC Financial Corporation
Notes to Consolidated Financial Statements
$35.3 million related to Core Communities and Bluegreen Communities; $101.9 million related to Core Communities and Carolina Oak; and $3.5 million related to Carolina Oak for the years ended December 31, 2010, 2009 and 2008, respectively. Impairment charges of inventory of real estate are included in cost of sales in the Company’s Consolidated Statements of Operations.
          Land and land development costs at December 31, 2009 also consisted of real estate inventory from a residential construction development acquired by BankAtlantic in 2002. During the year ended December 31, 2010, BankAtlantic sold the real estate project for approximately $5.2 million and recognized a $1.2 million loss which is included in Financial Services — other expenses. During the years ended December 31, 2009 and 2008, BankAtlantic recognized $3.9 million and $1.2 million of impairments associated with this real estate project.
          Bluegreen reviews its undeveloped resort and residential communities’ properties for impairment under the accounting guidelines, which requires that such property be reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. As of December 31, 2010, Bluegreen evaluated the carrying value of it Bluegreen Communities undeveloped inventory based upon the probability weighted average cashflows at various outcomes including the development and sale of such inventory as retail homesites. In connection with this analysis, Bluegreen recorded an impairment charge (included in cost of real estate sales) of $14.9 million to write down the carrying amount of certain undeveloped phases in several of its residential communities properties in its Bluegreen Communities segment to fair value, as it determined that the carrying amounts of these homesites would not be recovered by estimated future cash flows. Bluegreen estimated the fair value of the underlying properties based on either the prices of comparable properties or its analysis of their estimated future cash flows (Level 3 inputs), discounted at rates commensurate with the risk inherent in the property. Bluegreen estimated future cash flows based upon its expectations of performance given current and projected forecasts of the economy and real estate markets in general. Should adverse conditions in the real estate market continue longer than forecasted or deteriorate further or if its performance does not meet the expectations on which its estimates were based, additional charges will be recorded in the future. Furthermore, should its intentions or estimates relative to its Bluegreen Communities business change in the future, the carrying values of the related inventory and its results of operations could be materially adversely affected.
15. Capitalized Interest
The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Real Estate and Other:
Interest incurred on borrowings	$85,241	21,189	18,283
Interest capitalized	(239)	(3,058)	(9,852)

	85,002	18,131	8,431

Financial Services:
Interest on deposits	22,511	41,884	64,263
Interest on advances from FHLB	1,209	16,523	50,942
Interest on short term borrowings	30	209	2,485
Interest on debentures and bonds payable	15,915	16,236	22,812

	39,665	74,852	140,502

Total interest expense	$124,667	92,983	148,933

BFC Financial Corporation
Notes to Consolidated Financial Statements
16. Investments in Unconsolidated Affiliates
          The consolidated statements of financial condition include the following amounts for investments in unconsolidated affiliates (in thousands):

	December 31,
	2010	2009
Investments in joint ventures	$281	4,265
Investment in statutory business trusts	12,174	11,007

	$12,455	15,272

          The consolidated statements of operations include the following amounts for equity (loss) earnings from unconsolidated affiliates (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Earnings from Bluegreen (1)	$—	32,672	13,696
Earnings (loss) from joint ventures	(2,045)	(396)	(152)
Earnings from statutory trusts	1,194	1,105	1,520

	$(851)	33,381	15,064

(1)	2009 earnings from Bluegreen are for the interim period from January 1, 2009 to November 15, 2009.
          During the year ended December 31, 2007, BankAtlantic invested in a joint venture involved in the factoring of accounts receivable. While BankAtlantic owns 50% of the entity, the maximum exposure to BankAtlantic from this investment is $10 million and under prior accounting guidance BankAtlantic was not considered the primary beneficiary. Accordingly, the factoring joint venture was presented under the equity method of accounting as a variable interest entity for the years ended December 31, 2009 and 2008 in the Company’s consolidated financial statements. The factoring joint venture was consolidated in the Company’s consolidated financial statements for the year ended December 31, 2010 upon the implementation of new accounting guidance effective January 1, 2010. Based on the new accounting guidance, BankAtlantic is considered the primary beneficiary as it is deemed to have the power to direct the activities of the factoring joint venture and has the obligation to absorb the majority of the entity’s losses.
          Investment in Bluegreen Corporation
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following table shows the reconciliation of the Company’s pro rata share of Bluegreen’s net income to the Company’s share of total earnings from Bluegreen for the interim period from January 1, 2009 through November 15, 2009 (prior to our consolidation of Bluegreen in November 2009) and for year ended December 31 2008 (in thousands):

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
     Statutory Business Trusts
          During the fourth quarter of 2008, Woodbridge determined that the fair value of its investment in its unconsolidated trusts, which consists of its common interests in subordinated trust debt securities of approximately $406,000, was less than the carrying value of this investment of $2.6 million primarily due to the deterioration of the market for these instruments and overall economic conditions. Accordingly, it was determined that an impairment charge of approximately $2.2 million was required at December 31, 2008. See Note 23 under the caption Junior Subordinated Debentures for additional information about the statutory business trusts which were formed for the purpose of issuing trust preferred securities and investing the proceeds thereof in junior subordinated debentures.
17. Properties and Equipment
          Properties and equipment was comprised of (in thousands):

	December 31,
	2010	2009
Land, buildings and building improvements	$224,847	265,901
Golf course land and improvements	6,123	6,177
Office equipment, furniture and fixtures	104,203	114,005
Water irrigation facilities	—	10,223

Total	335,173	396,306
Less accumulated depreciation	(116,508)	(107,097)

Properties and equipment — net	$218,665	289,209

During 2010 and 2009, the Company recognized impairment charges related to an office building located in Fort Lauderdale, Florida of $3.9 million and $4.3 million, respectively. In 2009, the Company recognized $2.2 million of impairment charges associated with Core’s irrigation facility in South Carolina. The impairment charges are included in our Real Estate and Other Activities in other expenses in the Company’s Consolidated Statements of Operations. In connection with the settlement of its debt obligations in South Carolina during the fourth quarter of 2010, Core transferred its ownership interest in the irrigation facility. See Note 23 under the caption Notes and Mortgage Notes Payable and Other Borrowings for further information regarding Core’s settlement of its debt obligations.
          Included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations was approximately $10.8 million, $3.3 million and $2.4 million of depreciation expense for the years ended December 31, 2010, 2009 and 2008, respectively, in connection with our Real Estate and Other activities.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Included in Financial Services occupancy and equipment expense in the Company’s Consolidated Statements of Operations was $16.2 million, $18.2 million and $20.7 million of depreciation expense for the years ended December 31, 2010, 2009 and 2008, respectively. Also included in depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $1.8 million, $2.4 million and $3.1 million, respectively, of software cost amortization. At December 31, 2010 and 2009, unamortized software costs were $1.9 million and $2.6 million, respectively.
18. Goodwill
          Goodwill is tested for potential impairment annually or during interim periods if impairment indicators exist. Goodwill of $12.2 million (net of purchase accounting of $0.9 million) included in the Company’s Consolidated Statements of Financial Condition as of December 31, 2010 and 2009 is associated with BankAtlantic’s capital services reporting unit. Goodwill was tested for impairment on September 30, 2010 (the annual testing date) and was determined not to be impaired. As of September 30, 2010, the estimated fair value of BankAtlantic capital services reporting unit exceeded the estimated fair value of the underlying assets by $14.1 million. If market conditions do not improve or deteriorate further, the Company may recognize goodwill impairment charges in future periods.
          The process of evaluating goodwill for impairment involves the determination of the fair value of the reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the view of current economic indicators and market valuations, and assumptions about BankAtlantic Bancorp’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ materially from the estimates.
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
               In response to deteriorating economic and real estate market conditions and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, continued to reduce its asset balances and borrowings with a view toward improving its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of BankAtlantic Bancorp’s Class A common stock on the New York Stock Exchange for the month of March 2009 was $1.57 compared to $4.23 for the month of December 2008, a decline of 63%. Management of BankAtlantic Bancorp believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amount, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009. Based on the results of this interim goodwill impairment evaluation, an impairment charge of $8.5 million, net of a purchase accounting adjustment from step acquisition of approximately $0.6 million, was recorded during the three months ended March 31, 2009, relating to BankAtlantic’s tax certificate ($4.7 million) and investments ($4.5 million) reporting units. Additionally, during 2009, we also determined that all $2.0 million of the previously recorded goodwill related to our investment in Pizza Fusion was impaired. As a result, the Company recorded an impairment charge of $2.0 million which is included in the Company’s Real Estate and Other activities as impairment of goodwill in the Company’s Consolidated Statements of Operations for the year ended December 31, 2009.

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
19. Deposits
     The weighted average nominal interest rate payable on deposit accounts at December 31, 2010 and 2009 was 0.64% and 0.95%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	As of December 31,
	2010		2009
	Amount	Percent	Amount	Percent
Interest free checking	$876,200	22.52%	815,458	20.65%
Insured money fund savings
0.46% at December 31, 2010	385,365	9.90%	351,303	8.90%
0.68 at December 31, 2009
NOW accounts
0.42% at December 31, 2010	1,516,781	38.98%	1,409,138	35.69%
0.63% at December 31, 2009
Savings accounts
0.24% at December 31, 2010	452,710	11.63%	412,360	10.44%
0.33% at December 31, 2009

Total non-certificate accounts	3,231,056	83.04%	2,988,259	75.67%

Certificate accounts:
Less than 2.00%	544,547	13.99%	654,445	16.57%
2.01% to 3.00%	65,353	1.68%	211,590	5.36%
3.01% to 4.00%	9,991	0.26%	15,965	0.40%
4.01% to 5.00%	38,965	1.00%	51,699	1.31%
5.01% to 6.00%	1,278	0.03%	26,840	0.68%
6.01% to 7.00%	—	—	20	—

Total certificate accounts	660,134	16.96%	960,559	24.33%

Total deposit accounts	$3,891,190	100.00%	3,948,818	100.00%

          Included in the above table were Tampa branch deposits held for sale as follows (in thousands):

	As of December 31, 2010
	Amount	Percent
Interest free checking	$85,516	25.07%
Savings accounts	34,406	10.09
NOW accounts	146,213	42.86
Insured money fund savings	31,331	9.18
Certificate accounts	43,680	12.80

Total deposits held for sale	$341,146	100.00%

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Money fund savings and NOW accounts	$9,287	9,961	17,783
Savings accounts	1,112	1,612	4,994
Certificate accounts — below $100,000	6,541	16,184	21,195
Certificate accounts, $100,000 and above	5,754	14,470	20,856
Less early withdrawal penalty	(183)	(343)	(565)

Total	$22,511	41,884	64,263

          At December 31, 2010, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ended December 31,
Interest Rate	2011	2012	2013	2014	2015	Thereafter
0.00% to 2.00%	$487,923	46,828	5,647	1,637	2,511	1
2.01% to 3.00%	18,774	26,861	5,439	4,605	9,674	—
3.01% to 4.00%	3,059	2,264	2,113	1,563	990	2
4.01% to 5.00%	6,297	25,973	6,691	—	4	—
5.01% to 6.00%	867	411	—	—	—	—

Total	$516,920	102,337	19,890	7,805	13,179	3

          Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2010
3 months or less	$48,501
4 to 6 months	52,233
7 to 12 months	130,769
More than 12 months	77,439

Total	$308,942

          Included in deposits at December 31, was (in thousands):

	2010	2009
Brokered deposits	$14,065	72,904
Public deposits	214,421	223,554

Total institutional deposits	$228,486	296,458

          As of December 31, 2010, BankAtlantic established a letter of credit with the FHLB for $222 million securing public deposits.
20. Advances from Federal Home Loan Bank
          At December 31, 2010, BankAtlantic had $170.0 million of FHLB advances outstanding of which $105.0 million mature during the three months ending March 31, 2011, $45.0 million mature in June 2011 and $20 million mature in July 2011. These advances had a weighted average interest rate of 0.35% as of December 31, 2010. The average balance and average interest rate of FHLB advances outstanding during the year ended December 31, 2010 was $107.5 million and 1.13%, respectively.
          BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years. At December 31, 2010, $946.6 million of 1-4 family residential loans, $60.6 million of commercial real estate loans and $455.7 million of consumer loans were pledged against FHLB advances. In addition, $43.6 million of FHLB stock is pledged as collateral for the letter of credit and outstanding FHLB advances.

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic’s available borrowings under the FHLB line of credit were $611.9 million as of December 31, 2010, however, the FHLB line of credit is subject to periodic review and may be limited or not available to BankAtlantic when needed. BankAtlantic was informed by the FHLB that its FHLB line of credit will be reduced by approximately $168 million in April 2011 due to the issuance of the Bank Order.
          During the years ended December 31, 2010, 2009 and 2008, BankAtlantic incurred prepayment penalties of $53,000, $7.5 million and $1.6 million upon the repayment of $2 million, $760 million and $692 million of FHLB advances, respectively.
21. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions where BankAtlantic sells a portion of its current investment portfolio (usually mortgage-backed securities and real estate mortgage investment conduits) at a negotiated rate and agrees to repurchase the same assets at a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale. Customer repurchase agreements are not insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2010 and 2009, the outstanding balances of customer repurchase agreements were $21.5 million and $24.5 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2010 and 2009. BankAtlantic had $195 million of securities that could be sold or pledged for additional repurchase agreement borrowings.
The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2010		2009	2008
Maximum borrowing at any month-end within the period		$31,101	39,286	55,179
Average borrowing during the period		$22,009	30,732	63,529
Average interest cost during the period	%	0.12	0.12	2.23
Average interest cost at end of the period	%	0.13	0.12	0.12
          The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
	Estimated			Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2010 (1)
Mortgage-backed securities	$20,885	22,680	21,524	0.12%

December 31, 2009 (1)
Mortgage-backed securities	$32,706	34,403	24,468	0.12%

(1)	At December 31, 2010 and 2009, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
          All repurchase agreements existing at December 31, 2010 matured and were repaid in January 2011. These securities were held by unrelated broker dealers.
22. Other Short-Term Borrowings
          BankAtlantic participated in federal funds lines of credit with other financial institutions, treasury tax and loan program (“TTL”) with the Department of Treasury (the “Treasury”), the term auction facilities program (“TAF”) and the discount window with the Federal Reserve Board. Under the Treasury program, the Treasury, at its option, can invest up to $2.2 million with BankAtlantic at the federal funds rate less 25 basis points.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          At December 31, 2010, BankAtlantic had pledged $34.6 million and $2.2 million of agency securities available for sale as collateral for the Federal Reserve discount window and the TTL program, respectively. At December 31, 2010, BankAtlantic had $1.2 million outstanding under the TTL program and had no borrowings outstanding under the federal funds purchased or discount window programs. At December 31, 2009, BankAtlantic had pledged $94.1 million and $4.0 million of agency securities available for sale as collateral for the Federal Reserve discount window and the TTL program, respectively. At December 31, 2009, BankAtlantic had $2.8 million outstanding under the TTL program and had no borrowings outstanding under the federal funds purchased or discount window programs.
          BankAtlantic’s available borrowings from lines of credit with other banking institutions, access to Treasury borrowings and the Federal Reserve discount window were $35.5 million as of December 31, 2010.
          The following table provides information on federal funds purchased, TAF and TTL borrowings (dollars in thousands):

	As of December 31,
	2010		2009	2008
Ending balance		$1,240	2,803	238,339
Maximum outstanding at any month end within period		$2,646	301,891	238,339
Average amount outstanding during period		$2,011	58,865	78,125
Average cost during period	%	0.02	0.29	2.23
23. Debt
Contractual minimum principal payments of debt outstanding at December 31, 2010 are as follows (in thousands):

	Notes and
	Mortgage Notes	Recourse	Non-recourse	Junior
	Payable	Receivable Backed	Receivable Backed	Subordinated
	and Lines of Credit	Notes Payable	Notes Payable	Debentures	Total
2011 (1)	117,273	—	—	—	117,273
2012	92,525	—	—	—	92,525
2013	4,525	—	—	24,537	29,062
2014	11,094	67,313	—	3,653	82,060
2015	12,221	3,159	10,150	—	25,530
Thereafter	2,291	65,188	426,121	490,074	983,674

	239,929	135,660	436,271	518,264	1,330,124
Purchase Accounting Adjustment	(358)	—	(2,717)	(56,696)	(59,771)

	239,571	135,660	433,554	461,568	1,270,353

(1)	Includes loans that are currently in default and repayments of the entire amounts outstanding of approximately $64.4 million has been accelerated. Therefore, these notes are currently due. See below in Notes and Mortgage Notes Payable and Other Borrowings for further details.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Receivable- Backed Notes Payable
          The table below sets forth the balances of Bluegreen’s receivable-backed notes payable facilities (in thousands):

	December 31, 2010			December 31, 2009
			Principal Balance of			Principal Balance of
			Pledged/			Pledged/
	Debt	Interest	Secured	Debt	Interest	Secured
	Balance	Rate	Receivables	Balance	Rate	Receivables
Recourse receivable-backed notes payable:
Liberty Bank Facility	$67,514	6.50%	$77,377	$59,055	5.75%	$68,175
GE Bluegreen/Big Cedar Receivables Facility	23,877	2.01%	29,232	32,834	1.98%	35,935
Legacy Securitization (1)	22,759	12.00%	34,232	—	—	—
NBA Receivables Facility	18,351	6.75%	22,458	—	—	—
Wells Fargo Facility	—	—	—	14,409	4.00%	15,926
RFA Receivables Facility	3,159	4.26%	4,451	5,228	4.23%	6,331

Total recourse debt	$135,660		$167,750	$111,526		$126,367

Non-recourse receivable-backed notes payable (2):
BB&T Purchase Facility	$—	—	$—	$131,302	5.75%	$166,562
GE 2003 Facility	10,150	7.16%	11,709	—	—	—
2004 Term Securitization	18,722	4.45-7.18%	20,540	—	—	—
2005 Term Securitization	55,888	5.41-9.85%	63,527	—	—	—
GE 2006 Facility	50,596	6.68-7.32%	57,988	—	—	—
2006 Term Securitization	52,716	5.61-9.38%	59,415	—	—	—
2007 Term Securitization	100,953	5.83-11.15%	117,379	—	—	—
2008 Term Securitization	39,624	5.89-11.63%	44,889	—	—	—
2010 Term Securitization	107,514	5.10-7.5%	123,662	—	—	—
Big Cedar Quorum General Credit Union	108	8.00%	136	—	—	—

Total non-recourse debt	$436,271		$499,245	$131,302		$166,562
Purchase accounting adjustments	2,717)		(41,002)	(5,412)		(59,635)

Total receivable- backed notes payable	$569,214		$625,993	$237,416		$233,294

(1)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%.

(2)	As of December 31, 2009, with the exception of the BB&T Purchase Facility, all non-recourse receivable -backed notes payable were not consolidated in accordance with the accounting guidance then in effect.
          Liberty Bank Facility. As of December 31, 2010, Bluegreen had a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“Liberty Bank Facility”). During 2010, Bluegreen pledged $27.6 million of VOI notes receivable to this facility and received cash proceeds of $27.4 million. Bluegreen also repaid $18.9 million on the facility.
          In February 2011, Bluegreen revised the terms of and extended the Liberty Bank Facility. The revised $60.0 million facility (“New Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to customary terms and conditions. Availability under the New Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the existing Liberty Bank Facility. At February 28, 2011, such outstanding amounts under the existing Liberty Bank Facility were approximately $47.0 million, therefore, initial availability under the New Liberty Bank Facility was approximately $13.0 million, but as outstanding amounts on the existing facility amortize over time, the New Liberty Bank Facility will revolve up to $60.0 million, subject to eligible collateral and customary terms and conditions. Principal and interest will be paid as cash is collected on the pledged receivables, with the remaining balance due in February 2016.
          Indebtedness under the New Liberty Bank Facility bears interest at the Prime Rate (as published in the Wall Street Journal) plus 2.25%, subject to a floor of 6.5%.
          As a result of the significant non-cash charges associated with loan loss reserves and Communities’ inventory impairments as of December 31, 2010, Bluegreen would have been in violation of one of the original net worth covenants under the Liberty Bank Facility as of that date. However, in March 2011, Liberty Bank confirmed that the covenants contained in the New Liberty Bank Facility superseded the covenants contained in the original facility. Bluegreen was in compliance with all applicable covenants as of December 31, 2010.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivable Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility has detailed requirements with respect to the eligibility of receivables for inclusion and other conditions funding. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%. During 2010, Bluegreen repaid $8.9 million on this facility.
          Lecacy Securitization. In September 2010, Bluegreen completed a securitization transaction of the lowest FICOR-score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that Bluegreen implemented its FICOR score-based credit underwriting program, and had FICOR scores below 600.
          In this private placement transaction, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million (the” Legacy Securitization”). While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to Bluegreen of $24.3 million (before fees and customary reserves and expenses), which was used to repay a portion of the outstanding balance under the BB&T Purchase Facility. During 2010, Bluegreen repaid $1.7 million on this facility.
          Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025.
          NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million timeshare receivables hypothecation facility with National Bank of Arizona (“NBA”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The facility provides for an 85% advance on $23.5 million of eligible receivables, all of which were pledged under the facility at closing, subject to terms and conditions which Bluegreen believes to be customary for facilities of this type. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance due in September 2017. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75%. During 2010, Bluegreen repaid $1.6 million on this facility.
          Bluegreen has received a term sheet from NBA to amend its existing facility to allow Bluegreen to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. There can be no assurances that Bluegreen will close on this amendment on favorable terms, if at all.
          The Wells Fargo Facility. Bluegreen has a credit facility with Wells Fargo Capital Finance, LLC (“Wells Fargo”). Historically, Bluegreen primarily used this facility for borrowings collateralized by the pledge of certain VOI receivables which typically have been its one-year term receivables. The borrowing period for advances on eligible receivables expired on December 31, 2009, and the facility was fully paid down in 2010.
          BB&T Purchase Facility. Bluegreen has a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). The BB&T Purchase Facility provides for a revolving advance period through December 17, 2011. The interest rates on future advances under the facility are the Prime Rate plus 2.0%, subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, subject to a maximum interest rate of the Prime Rate plus 3.5%, once the facility equals or exceeds $50.0 million. Additionally, Bluegreen receives all of the excess cash flows generated by the timeshare receivables transferred to BB&T under the facility (excess meaning after customary payment of fees, interest and principal under the facility). The BB&T Purchase Facility provides for the financing of Bluegreen’s timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by Bluegreen.
          As of December 31, 2010, the entire $75.0 million BB&T facility was available, subject to eligible collateral and customary terms and conditions.
          2010 Term Securitization. On December 17, 2010, Bluegreen completed a private offering and sale of $107.6 million of investment-grade, timeshare loan-backed notes (the “2010 Term Securitization”). The 2010-A Term Securitization consisted of the issuance of $88.0 million of A rated and $19.6 million of BBB rated timeshare-loan backed notes with coupon rates of 5.1% and 7.5%, respectively, which blended to a weighted average coupon rate of 5.5%. The advance rate for this transaction was 85.25%. BB&T Capital Markets acted as the sole placement agent and initial purchaser.
          The amount of the timeshare receivables sold was $126.2 million, substantially all of which was provided at closing. Through the completion of this private offering Bluegreen repaid BB&T approximately $93.6 million, representing all amounts outstanding under the Company’s existing receivables purchase facility with BB&T, including accrued interest.
          While ownership of the timeshare receivables included in the 2010 Term Securitization is transferred and sold for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.
          The 2010 Term Securitization is non-recourse and is not guaranteed by Bluegreen.
          Big Cedar Quorum Federal Credit Union. On December 22, 2010, Bluegreen entered into a new timeshare receivables purchase facility (the “Quorum Facility”) with Quorum Federal Credit Union (“Quorum”). The Quorum Facility allows for the sale of timeshare notes receivable on a non-recourse basis, pursuant to the terms of the facility and subject to certain conditions precedent. Quorum has agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The terms of the Quorum Facility reflect an 80% advance rate and a program fee rate of 8% per annum through August 31, 2011 and terms to be agreed upon through December 22, 2011. Eligibility requirements for receivables sold include, amongst others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Facility contemplates the ability of Quorum to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Subject to performance of the collateral, Bluegreen will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payment of fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).
          While ownership of any timeshare receivables financed through the Quorum facility are considered transferred and sold to Quorum for legal purposes, the transfer of these timeshare receivables is accounted for as a secured borrowing.
          Receivable-Backed Notes Payable Previously Reported as Off-Balance-Sheet
          As discussed in further detail in Note 5 above, on January 1, 2010, Bluegreen consolidated special purpose finance entities previously reported “off-balance-sheet” and associated receivable-backed notes payable. These entities and their associated debt were not required to be consolidated during periods prior to January 1, 2010. Historically, Bluegreen has been a party to a number of securitization-type transactions, in which it sold receivables to one of its special purpose finance entities which, in turn, sold the receivables either directly to third parties or to a trust established for the transaction. These receivables were typically sold on a non-recourse basis (except for breaches of certain representations and warranties). Under these arrangements, the cash payments received from obligors on the receivables sold are generally applied monthly to pay fees to service providers, make interest and principal payments to investors, and fund required reserves, if any, with the remaining balance of such cash retained by us; however, to the extent the portfolio of receivables fails to satisfy specified performance criteria (as may occur due to an increase in default rates or loan loss severity) or other trigger events, the funds received from obligors are distributed on an accelerated basis to investors. Depending on the circumstances and the transaction, the application of the accelerated payment formula may

BFC Financial Corporation
Notes to Consolidated Financial Statements
be permanent or temporary until the trigger event is cured. As of December 31, 2010, Bluegreen was in compliance with all applicable terms and no trigger events had occurred.
Notes and Mortgage Notes Payable and Other Borrowings
          The following debt facilities were outstanding at December 31, 2010 and 2009 (dollars in thousands):

	December 31,		Interest	Maturity
	2010	2009	Rate	Date
Core Communities
Land development	$—	25,000	5.00%	February 2012 (5)
Land acquisition	27,248	22,536	3.04% — 3.19%	October 2019 (4)
Land acquisition	—	4,712	6.88%	October 2019 (5)
Land acquisition	—	85,968	2.74% — 3.06%	June 2011 (5)
Development bonds	—	181	6% to 6.13%	May 2035
Other borrowings	—	68	7.48%	August 2011
Carolina Oak
Borrowing base facility	37,174	37,174	3.25%	March 2011 (4)
Cypress Creek Holdings
Mortgage notes payable	11,387	11,607	5.47%	April 2015
Other borrowings	—	102	6.50%	June 2013

Bluegreen
The RFA AD&C Facility	52,264	87,415	4.76%	June 2012
H4BG Communities Facility	30,842	38,479	8.0% — 10.0%	December 2012
Wachovia Notes Payable	—	24,497	2.23% — 2.58%	Varies by loan
Wells Fargo Term Loan	30,776	0	7.13%	April 30, 2012
Wachovia Line-of-Credit	—	15,700	1.98%	April 2010
Foundation Capital	13,200	0	8.00%
Textron AD&C Facility	9,290	12,757	4.50% — 4.75%	Varies by loan (3)
Fifth Third Bank Note Payable	3,154	3,381	3.26%	April 2023
Other	2,594	3,552	4.25% — 12.50%	From September 2010 to February 2023

Real Estate and Other	217,929	373,129

BankAtlantic
Subordinated debentures (1)	22,000	22,000	LIBOR + 3.45%	November 2012
Mortgage-Backed Bonds	—	697	(2)	September 2013

Total Financial Services	22,000	22,697

Fair value adjustment	(358)	(465)

Total Notes Payable	$239,571	395,361

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

(3)	The maturity date for this facility varies by loan. The maturity date associated with the Odyssey Dells Resort loan, which had an outstanding balance of $3.6 million as of December 31, 2010, is December 31, 2011. The maturity date associated with the Atlantic Palace Resort, which had an outstanding balance of $5.7 million as of December 31, 2010, is April 2013.

(4)	Represents original maturity dates. However, these loans are currently in default and repayment of the entire amounts outstanding under the notes has been accelerated. Therefore, these notes are currently due.

(5)	Notes are the subject of legal proceedings in which Woodbridge relinquished title to all assets and transferred its interest in certain Core entities in exchange for full settlement of the debt which was received in February 2011.
          Core Communities and its subsidiaries
          During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefor, the lender agreed not to enforce a deficiency judgment against Core and during February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In connection therewith and in accordance with the accounting guidance for consolidation,

BFC Financial Corporation
Notes to Consolidated Financial Statements
Woodbridge recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s consolidated statement of financial position as of December 31, 2010. The deferred gain on settlement of investment in subsidiary was recognized into income in the Company’s Consolidated Statement of Operations at the time Core received its general release of liability in February 2011.
          In December 2010, Core and one of its subsidiaries entered agreements, including without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefore, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with the applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and a $13.0 million gain on debt extinguishment was recognized in the accompanying Consolidated Statement of Operations for the year ended December 31, 2010.
          Woodbridge
          The development activities at Carolina Oak, which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. In the fourth quarter of 2009, we reviewed the inventory of real estate at Carolina Oak for impairment and as a result, recorded a $16.7 million impairment charge to adjust the carrying amount of Carolina Oak’s inventory to its fair value of $10.8 million. Woodbridge is the obligor under a $37.2 million loan that is collateralized by the Carolina Oak property. During 2009, the lender declared the loan to be in default and filed an action for foreclosure. While there may have been an issue with respect to compliance with certain covenants in the loan documents, we do not believe that an event of default occurred. Through participation in a court-ordered mediation of this matter, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for (i) Woodbridge to pay $2.5 million to the investor group, (ii) Carolina Oak to convey to the investor group the real property securing the loan via a stipulated foreclosure or deed in lieu, (iii) the investor group to release Woodbridge and Carolina Oak from their obligations relating to the debt or, alternatively, to agree not to pursue certain remedies, including a deficiency judgment, that would otherwise be available to them, in each case subject to certain conditions, and (iv) the litigation to be dismissed. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.
          Bluegreen
          RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in the GMAC AD&C Facility to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of Bluegreen’s resorts and currently has two outstanding project loans. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) is June 30, 2012. Approximately $49.9 million was outstanding on the Club 36 Loan as of December 31, 2010, $27.3 million of which is due by October 31, 2011. The maturity date for the project loan collateralized by our Fountains resort in Orlando, Florida (the “Fountains Loans”) is March 31, 2011. Approximately $2.4 million was outstanding on this loan as of December 31, 2010. Principal payments are effected through agreed-upon release prices as timeshare interests in the resorts collateralizing the RFA AD&C Facility are sold, subject to periodic minimum required amortization on the Club 36 Loan and the Fountains Loans. As of December 31, 2010, Bluegreen had no availability under this facility. During 2010, Bluegreen repaid $35.2 million of the outstanding balance under this facility.
          H4BG Communities Facility. Bluegreen has an outstanding balance under the H4BG Communities Facility, historically used to finance its Bluegreen Communities real estate acquisitions and development activities. The H4BG Communities Facility is secured by the real property homesites (and personal property related thereto) at the following Bluegreen Communities projects (the “Secured Projects”): Havenwood at Hunter’s Crossing (New Braunfels, Texas); The Bridges at Preston Crossings (Grayson County, Texas); King Oaks (College Station, Texas); Vintage Oaks at the Vineyard (New Braunfels, Texas); and Sanctuary Cove at St. Andrews Sound (Waverly, Georgia). In addition, the H4BG Communities Facility is secured by our golf courses: The Bridges at Preston Crossings (Grayson County, Texas) and Sanctuary Cove (Waverly, Georgia).

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2%, subject to the following floors: (1)  8% until the balance of the loan is less than or equal to $20 million, and (2) 6% thereafter. During 2010, Bluegreen repaid $7.6 million on this facility.
          The Wachovia Notes Payable. In April 2010, Bluegreen executed an agreement with Wells Fargo Bank, N.A, the parent Company of Wachovia (“Wells Fargo”), to refinance the then outstanding balance of $21.9 million under the Wachovia Notes Payable into a new term loan. See Wells Fargo Term Loan below for further details.
          The Wachovia Line-of-Credit. In April 2010, the then outstanding balance of $14.5 million was refinanced by Wells Fargo Bank, N.A. See Wells Fargo Term Loan below for further details.
          Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated Bluegreen’s then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). The notes payable and line-of-credit which were consolidated into the Wells Fargo Term Loan had a total outstanding balance of $36.4 million as of April 30, 2010. In connection with the closing of the Wells Fargo Term Loan, Bluegreen made a principal payment of $0.4 million, reducing the balance to $36.0 million, and paid accrued interest on the then-existing Wachovia debt. Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of December 31, 2010, of $10.6 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in 2010 Term Securitization. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.13% as of December 31, 2010).
          During 2010, Bluegreen repaid $5.6 million on this facility.
          Textron AD&C Facility. In April 2008, BVU, Bluegreen’s wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. Bluegreen has guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the prime rate plus 1.25% — 1.50% and is due monthly.
          On October 28, 2009, Bluegreen entered into an amendment to the Textron AD&C Facility and a sub-loan under the Facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. As amended, our next minimum required principal payment will be approximately $0.4 million in March 2010 with additional minimum required principal payments of $1.0 million per quarter thereafter through maturity. Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As of December 31, 2010, our outstanding borrowings under the Sub-Loan totaled approximately $3.6 million.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The sub-loan used to acquire Bluegreen’s Atlantic Palace Resort in Atlantic City, New Jersey was $5.7 million as of December 31, 2010 (the “Atlantic Palace Sub-Loan”). Bluegreen pays Textron principal payments as it sells timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.
          Bluegreen has guaranteed all sub-loans under the Textron AD&C Facility. Interest on the Textron AD&C Facility is equal to the prime rate plus 1.25% — 1.50% and is due monthly. During 2010, Bluegreen repaid $3.5 million under this facility.
          Fifth Third Bank Note Payable. In April 2008, Bluegreen purchased a building in Myrtle Beach, South Carolina. The purchase price was $4.8 million, of which $3.4 million was financed by a note payable to Fifth Third Bank. Interest is payable monthly through the earlier of the construction completion date or October 31, 2009, and bears interest at a rate equal to the one-month LIBOR plus 3.00%. Interest and principal payments are currently made monthly until maturity. The note payable matures in April 2023. During 2010, we repaid $0.2 million under this facility.
          Bank Atlantic
          In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due in 2012. The subordinated debentures pay interest quarterly and are currently redeemable at a price based upon then-prevailing market interest rates. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures qualify for inclusion in BankAtlantic’s total risk based capital.
          During the year ended December 31, 2010 the mortgage-backed bonds were retired. During the year ended December 31, 2008, the holder of a mortgage-backed bond issued by a financial institution acquired by BankAtlantic agreed to accept a $2.8 million payment for the retirement of $3.1 million in mortgage-backed bonds. Included in the Company’s Consolidated Statement of Operations in Financial Services — cost associated with debt redemption for the year ended December 31, 2008 is a $0.3 million gain from the early extinguishment of the mortgage-backed bonds.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Junior Subordinated Debentures
     Junior subordinated debentures outstanding at December 31, 2010 and 2009 were as follows (in thousands):

		December 31,				Beginning
		2010	2009			Optional
	Issue	Outstanding	Outstanding	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	Amount	Amount	Rate (1)	Date	Date
Levitt Capital Trust I (“LCT I”)	03/15/2005	$23,196	23,196	From fixed 8.11% to LIBOR + 3.85%	03/01/2035	3/15/2010
Levitt Capital Trust II (“LCT II”)	05/04/2005	30,928	30,928	From fixed 8.09% to LIBOR + 3.80%	06/30/2035	06/30/2010
Levitt Capital Trust III (“LCT III”)	06/01/2006	15,464	15,464	From fixed 9.25% to LIBOR + 3.80%	06/30/2036	06/30/2011
Levitt Capital Trust IV (“LCTIV”)	07/18/2006	15,464	15,464	From fixed 9.35% to LIBOR + 3.80%	09/30/2036	09/30/2011

Total Woodbridge Holdings		85,052	85,052

Bluegreen Statutory Trust I	03/15/2005	23,196	23,196	LIBOR +4.9%	3/30/2035	03/30/2010
Bluegreen Statutory Trust II	05/04/2005	25,774	25,774	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust III	05/10/2005	10,310	10,310	LIBOR +4.85%	7/30/2035	07/30/2010
Bluegreen Statutory Trust IV	04/24/2006	15,464	15,464	LIBOR +4.85%	6/30/2036	06/30/2011
Bluegreen Statutory Trust V	07/21/2006	15,464	15,464	LIBOR +4.85%	9/30/2036	09/30/2011
Bluegreen Statutory Trust VI	02/26/2007	20,619	20,619	LIBOR +4.8%	4/30/2037	04/30/2012

Total Bluegreen Corporation		110,827	110,827

BBX Capital Trust I(A)	06/26/2007	26,918	26,436	LIBOR + 1.45%	09/15/2037	09/15/2012
BBX Capital Trust II(A)	09/20/2007	5,389	5,290	LIBOR + 1.50%	12/15/2037	12/15/2012
BBX Capital Trust II	03/05/2002	67,546	62,097	8.50%	03/31/2032	03/31/2007
BBX Capital Trust III	06/26/2002	27,978	26,928	LIBOR + 3.45%	06/26/2032	06/26/2007
BBX Capital Trust IV	09/26/2002	27,950	26,914	LIBOR + 3.40%	09/26/2032	09/26/2007
BBX Capital Trust V	09/27/2002	11,180	10,766	LIBOR + 3.40%	09/30/2032	09/27/2007
BBX Capital Trust VI	12/10/2002	16,737	16,125	LIBOR + 3.35%	12/10/2032	12/10/2007
BBX Capital Trust VII	12/19/2002	27,866	26,874	LIBOR + 3.25%	12/26/2032	12/19/2007
BBX Capital Trust VIII	12/19/2002	16,575	15,969	LIBOR + 3.35%	01/07/2033	12/19/2007
BBX Capital Trust IX	12/19/2002	11,051	10,647	LIBOR + 3.35%	01/07/2033	12/19/2007
BBX Capital Trust X	03/26/2003	55,620	53,694	LIBOR + 3.15%	03/26/2033	03/26/2008
BBX Capital Trust XI	04/10/2003	11,029	10,637	LIBOR + 3.25%	04/24/2033	04/24/2008
BBX Capital Trust XII	03/27/2003	16,546	15,957	LIBOR + 3.25%	04/07/2033	04/07/2008

Total BankAtlantic Bancorp (2)		322,385	308,334

Purchase accounting adjustment		(56,696)	(57,002)

Total Junior Subordinated Debentures		$461,568	447,211

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

(2)	Included in the outstanding balances at December 31, 2010 and 2009 was $28.2 million and $14.1 million, respectively, of deferred interest. Interest can be deferred for 20 consecutive quarters with the entire amount of deferred interest due at the end of the deferral period. As of December 31, 2010, BankAtlantic Bancorp had deferred interest payments for 8 consecutive quarters. BankAtlantic Bancorp may end the deferral by paying all accrued and unpaid interest.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
          Bluegreen Junior Subordinated Debentures
          Bluegreen formed statutory business trusts, each of which issued trust preferred securities and invested the proceeds thereof in its junior subordinated debentures. The trusts are variable interest entities in which Bluegreen is not the primary beneficiary as defined by the accounting guidance for the consolidation of variable interest entities. Accordingly, Bluegreen does not consolidate the operations of the Trusts; instead, the trusts are accounted for under the equity method of accounting. In each of these transactions, the applicable Trust issued trust preferred securities as part of a larger pooled trust securities offering which was not registered under the Securities Act of 1933. The applicable Bluegreen trust then used the proceeds from issuing the trust preferred securities to purchase an identical amount of junior subordinated debentures from Bluegreen. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the fixed rates as described in the above table until the optional redemption date and thereafter at the floating rates specified in the above table until the corresponding scheduled maturity date. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of the trust preferred security. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The junior subordinated debentures are redeemable in whole or in part at Bluegreen’s option at any time after five years from the issue date or sooner following certain specified events. In addition, Bluegreen made an initial equity contribution to each Trust in exchange for its common securities, all of which are owned by Bluegreen, and those proceeds were also used to purchase an identical amount of junior subordinated debentures from Bluegreen. The terms of each trust’s common securities are nearly identical to the trust preferred securities.
          BankAtlantic Bancorp Junior Subordinated Debentures
          BankAtlantic Bancorp Parent Company has formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of BankAtlantic Bancorp Parent Company. The trust preferred securities are fully and unconditionally guaranteed by BankAtlantic Bancorp Parent Company. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to BankAtlantic Bancorp Parent Company to purchase junior subordinated debentures from BankAtlantic Bancorp Parent Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. BankAtlantic Bancorp Parent Company has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. Beginning in February and March 2009 BankAtlantic Bancorp Parent Company notified the trustees of the junior subordinated debentures that it has elected to defer interest payments for the next regularly scheduled quarterly interest payment dates and BankAtlantic Bancorp Parent Company has continued to elect to defer interest payments for each subsequent quarterly interest payment date. BankAtlantic Bancorp Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and make a decision each quarter as to whether to continue the deferral of interest. BankAtlantic Bancorp Parent Company currently expects to continue to defer interest payments on the junior subordinated debentures for the foreseeable future. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BankAtlantic Bancorp Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, BankAtlantic Bancorp Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp Parent Company may end the deferral by paying all accrued and unpaid interest. Deferred interest on junior subordinated debentures was $28.2 million as of December 31, 2010 as BankAtlantic Bancorp Parent Company elected to defer interest during each quarter of 2010 and 2009. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. BankAtlantic Bancorp Parent Company has the right to redeem the junior subordinated debentures after

BFC Financial Corporation
Notes to Consolidated Financial Statements
five years from issuance and in some instances sooner. The redemption of the subordinated debentures is subject to BankAtlantic Bancorp Parent Company having received regulatory approval, if required under applicable capital guidelines or regulatory policies.
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
24. Development Bonds Payable
          In connection with the development of certain of Core’s projects, community development, special assessment or improvement districts were established and had the ability to utilize tax-exempt bond financing to fund construction or acquisition of certain on-site and off-site infrastructure improvements near or at these communities. The obligation to pay principal and interest on the bonds issued by the districts was assigned to each parcel within the district, and a priority assessment lien was sometimes placed on benefited parcels to provide security for the debt service. The bonds, including interest and redemption premiums, if any, and the associated priority lien on the property was typically payable, secured and satisfied by revenues, fees, or assessments levied on the property benefited. Core was required to pay the revenues, fees, and assessments levied by the districts on any properties it owned that benefited by the improvements.
          Core’s bond financing related to improvements made to land that served as collateral for Core’s debt that was resolved during the fourth quarter of 2010. Accordingly, as of December 31, 2010, Core no longer owns any property within community development, special assessment, or improvement districts and was released from all debt obligations associated therewith. Core’s bond financing at December 31, 2009 consisted of district bonds totaling $218.7 million which was scheduled to mature from 2035 to 2040, with then outstanding amounts of approximately $170.8 million. During the years ended December 31, 2009 and 2008, Core recorded a liability of approximately $693,000 and $584,000, respectively, in assessments on property owned by it in the districts.
          Liabilities were recorded for estimated developer obligations that were fixed and determinable and user fees that were required to be paid or transferred at the time the parcel or unit was sold to an end user. At December 31, 2009, the liability related to developer obligations associated with Core’s ownership of the property was $3.3 million, of which $3.1 million is included in the liabilities related to assets held for sale in the accompanying consolidated statement of financial condition at such date.

BFC Financial Corporation
Notes to Consolidated Financial Statements
25. Income Taxes
          The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Continuing operations:
Current:
Federal	$(2,267)	(67,213)	(2,880)
State	2,006	—	(1)

	(261)	(67,213)	(2,881)

Deferred:
Federal	2,965	369	14,308
State	(2,599)	(1,318)	4,336

	366	(1,687)	18,644

Provision (benefit) for income taxes	$105	(68,900)	15,763

          The Company’s actual provision (benefit) for income taxes from continuing operations differs from the expected Federal income tax provision as follows (dollars in thousands):

	For the Years Ended December 31,
	2010(1)		2009 (1)		2008 (1)
Income tax provision at expected federal income tax rate of 35%	$(63,716)	(35.00)%	$(52,605)	(35.00)%	$(116,283)	(35.00)%
Increase (decrease) resulting from:
Provision (benefit) for state taxes, net of federal effect	(3,419)	(1.88)	(13,760)	(9.15)	(11,975)	(3.60)
Taxes related to subsidiaries not consolidated for income tax purposes	(3,496)	(1.92)	2,100	1.40	(43,000)	(12.94)
Gain on bargain purchase of Bluegreen	—	—	(63,997)	(42.58)	—	—
Increase in valuation allowance	67,215	36.92	44,861	29.85	190,516	57.34
Expired NOLs	—	—	—	—	1,281	0.39
Gain on Levitt and Sons settlement	4,031	2.21	10,182	6.77	(20,981)	(6.32)
Goodwill impairment adjustment	—	—	4,361	2.90	16,899	5.09
Tax credits	127	0.07	—	—	—	—
Tax-exempt interest income	(160)	(0.09)	(3)	(0.00)	(152)	(0.05)
Other — net	(477)	(0.26)	(39)	(0.03)	(542)	(0.16)

Provision (benefit) for income taxes	$105	0.06%	$(68,900)	(45.84)%	$15,763	4.74%

(1)	Expected tax is computed based upon income (loss) from continuing operations before noncontrolling interest.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	December 31,
	2010	2009	2008
Deferred tax assets:
Allowance for loan losses, REO, tax certificate losses and write-downs for financial statement purposes	$82,076	66,846	49,642
Federal and State NOL and tax credit carryforward	394,100	284,784	141,113
Capital loss carryover	2,978	2,978	—
Investment in Levitt and Sons	—	33,082	46,393
Compensation expensed for books and deferred for tax purposes	4	194	779
Real estate inventory capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	4,979	82,479	2,398
Real estate valuation	90,936	49,259	1,295
Accumulated other comprehensive loss, net	1,278	2,409	2,906
Share based compensation	10,861	9,164	3,982
Income recognized for tax purposes and deferred for financial statement purposes	6,846	10,334	7,510
Investment in securities	—	825	5,965
Investment in unconsolidated affiliates	828	828	11,135
Property and equipment	4,535	2,731	—
Purchase accounting adjustments for bank acquisitions	507	—	—
Other	19,176	21,368	9,143

Total gross deferred tax assets	619,104	567,281	282,261
Valuation allowance	(384,818)	(318,306)	(272,765)

Total deferred tax assets	234,287	248,975	9,496

Deferred tax liabilities:
Installment sales treatment of notes	213,153	224,941	—
Intangible assets	24,593	23,355	—
Junior subordinate notes	21,869	20,979	—
Deferred loan income	1,674	1,188	1,468
Prepaid pension expense	1,630	1,852	2,625
Property and equipment	—	—	3,073
Other	31	1,865	2,330

Total gross deferred tax liabilities	262,950	274,180	9,496

Net deferred tax (liability) asset	(28,663)	(25,205)	—
Less net deferred tax liability at beginning of period	25,205	—	(16,331)
Net deferred tax liability acquired due to purchase accounting	—	—	(39)
Acquisition of Bluegreen	—	24,029	—
Effect of a change in accounting principle	—	86	—
Adoption of ASU 2009-16 and 17	1,781	—	—
Increase in deferred tax liability from capital transactions	—	—	2,011
Reduction in deferred tax valuation allowance for continuing operations	1,311	2,777	—
Decrease in BFC’s accumulated other comprehensive income	—	—	(981)
Decrease in BankAtlantic Bancorp’s accumulated other comprehensive income	—	—	(3,304)

Benefit (provision) for deferred income taxes	$(366)	1,687	(18,644)

          Activity in the deferred tax asset valuation allowance was (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$318,306	272,765	84,028
Other comprehensive income (loss)	841	792	(2,538)
Increase in deferred tax valuation allowance	67,215	44,861	190,516
Increase in deferred tax valuation allowance-discontinued operations	(951)	6,030	—
Acquisition of control of Bluegreen	—	(4,704)	—
Increase in deferred tax allowance — paid in capital	(593)	(1,438)	759

Balance, end of period	$384,818	318,306	272,765

BFC Financial Corporation
Notes to Consolidated Financial Statements
Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. The Company reduced its deferred tax valuation allowance from continuing operations by $2.8 million during the year ended December 31, 2009 of which approximately $2.3 million was due to BankAtlantic Bancorp and $517,000 was due to BFC to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. In 2010, BFC reduced its deferred tax valuation allowance from continuing operations by $1.3 million to reflect the future taxable income associated with BFC’s unrealized gains in accumulated other comprehensive income.
          BFC and its subsidiaries evaluate their deferred tax assets to determine if valuation allowances are required. In the evaluation, management considers net operating loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on evaluations, deferred tax valuation allowances of $67.2 million, $44.9 million and $190.5 million were established for the years ended December 31, 2010, 2009 and 2008, respectively.
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
          In November 2009, the Workers, Homeownership, and Business Assistance Act of 2009 was enacted. The act extended the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 or the 2009 tax years. Included in the Company’s Consolidated Statements of Financial Condition at December 31, 2009 was a current income tax receivable of $31.8 resulting from BankAtlantic Bancorp’s election to carryback its 2009 NOL for five years, which was received in 2010. Also included in the Company’s Consolidated Statements of Financial Condition at December 31, 2010 and 2009 are current income tax receivables of $10.8 million and $34.6 million, respectively, resulting from Woodbridge’s election to carryback its 2008 NOL for five years. We have received approximately $29.2 million of tax refunds and expect to receive an additional $10.8 million when the final review is completed by the Internal Revenue Service. Under the terms of the Settlement Agreement entered into with the Joint Committee of Unsecured Creditors in the Chapter 11 Cases, we agreed to share with the Debtors’ Estate a portion of the tax refund attributable to periods prior to the bankruptcy. Accordingly, a liability of $11.7 million, which is the amount estimated to be due to the Debtors’ Estate under the Settlement Agreement, was established. As of December 31, 2010, $8.4 million of the $11.7 million portion of the tax refund to be paid to the Debtors’ Estate was received and placed in an escrow account. The $8.4 million amount is included as restricted cash in the Company’s Consolidated Statement of Financial Condition.

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

	For the Years Ended December 31,
	2010	2009	2008
Balance as of beginning of period	$2,583	2,571	2,559
Additions based on tax positions related to current year	—	84	542
Additions based on tax positions related to prior year	—	—	74
Lapse of Statute of Limitations	—	—	(575)
Reductions of tax positions for prior years		(72)	(29)

Balance as of end of period	$2,583	2,583	2,571

          The recognition of these unrecognized tax benefits would result in a negligible impact to the Company’s consolidated effective tax rates for the years ended December 31, 2010, 2009 and 2008. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.
          BFC and its wholly-owned subsidiaries file consolidated U.S. federal and Florida income tax returns. BFC and its subsidiaries file separate state income tax returns for each jurisdiction, other than Florida. Subsidiaries in which BFC owns less than 80% of the outstanding equity are not included in BFC’s consolidated U.S. federal or Florida income tax return. Upon consummation of the merger with Woodbridge on September 21, 2009, Woodbridge became a wholly-owned subsidiary of BFC and its activities are included in the Company’s consolidated tax return from the date of the merger. Prior to the merger, Woodbridge was not included in the Company’s consolidated tax return. As BFC owns less than 80% of BankAtlantic Bancorp, Bluegreen and Pizza Fusion, those companies are not included in BFC’s consolidated tax return. BFC’s deferred tax assets and liabilities, including net operating loss carryforwards are specific to BFC and may not be utilized by BankAtlantic Bancorp, Bluegreen or Pizza Fusion.
          At December 31, 2010, BFC (excluding BankAtlantic Bancorp, pre-merger Woodbridge, Bluegreen and Pizza Fusion) had estimated state and federal net operating loss carryforwards of approximately $266.6 million (which expire from 2011 through 2030). A valuation allowance was established for these NOLs. BFC’s NOL carryforwards include approximately $12.3 million that are attributed to the exercise of stock options, and the tax benefits will be recognized in the financial statements until such deductions are utilized to reduce taxes payable. As a result of the merger of Woodbridge into BFC in September of 2009, BFC has likely undergone a “change of ownership” as that term is defined in the Internal Revenue Code. This change of ownership resulted in a significant limitation of the amount of BFC’s pre-merger net operating losses that can be utilized by BFC annually. Of the total net operating loss carryforward, approximately $83.0 million were generated by BFC prior to our merger with Woodbridge. However, Woodbridge’s pre-merger NOL’s are available to be used by BFC and are not subject to this limitation. On September 21, 2009, BFC adopted the rights agreement described in note 31 in these financial statements in an attempt to protect our ability to use available NOLs to offset future taxable income.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
not be realized, and BFC is not generating sufficient taxable income to utilize the benefit of the deferred tax asset. Therefore, BFC established a valuation allowance of approximately $28.3 million in 2008.
          As of September 21, 2009, the date on which its merger with BFC was consummated, Woodbridge had federal and Florida NOL carryforwards of approximately $105.3 million and $211.0 million, respectively, which expire beginning in 2027 through 2029. Woodbridge had established a valuation allowance for its entire deferred tax assets, net of the deferred tax liabilities.
          Prior to the merger, Woodbridge was subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Woodbridge is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for tax years before 2005. In January of 2009, Woodbridge received a letter from the IRS stating that Woodbridge and its subsidiaries have been selected for an examination of the tax periods ending December 31, 2005, 2006 and 2007. In August of 2008, Woodbridge received $29.7 million from the Internal Revenue Service (IRS) in connection with the filing of a refund claim for the carry back to 2005 and 2006 of tax losses incurred in 2007. The examination of the 2007 tax refund claim was completed in May of 2010 with no changes. In April of 2010, both BankAtlantic Bancorp and Woodbridge were notified by the IRS that it would examine the 2009 and 2008 tax refund claims, respectively. Both examinations are in process and are expected to be concluded in 2011. While there is no assurance as to the results of these examinations, it is not currently anticipated that there will be any material adjustments to the refund claims.
          Bluegreen and its subsidiaries file income tax return in the U.S. federal jurisdiction and various states and foreign jurisdictions. With certain exceptions, Bluegreen is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. As of December 31, 2010, Bluegreen has federal NOL carryforwards related to continuing operations of approximately $150.4 million, which expire beginning in 2022 through 2029, and alternative minimum tax credit carryforwards of $38 million, which never expire. Additionally, as of December 31, 2010, Bluegreen had state operating loss carryforwards of approximately $460.7 million, which expire beginning in 2012 through 2030.
          In March 2011, Bluegreen received notice from the Minnesota Department of Revenue that Bluegreen Corporation’s Franchise Tax Returns for the years ended December 31, 2007 through 2009 were selected for audit. The audit field work has not yet been scheduled. While there is no assurance as to the results of the audit, Bluegreen does not currently anticipate any material adjustments in connection with this examination.
          Pizza Fusion files separate U.S. Federal and Florida income tax returns and is no longer subject to U.S. federal, state and local income tax examination by tax authorities for years before 2006. As of December 31, 2010, Pizza Fusion’s U.S. Federal and state NOL carryforwards was approximately $6 million which expire from 2027 through 2030.
          BankAtlantic Bancorp and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. BankAtlantic Bancorp’s state NOL carryforwards were $728.1 million as of December 31, 2010 and expire from 2016 through 2030. BankAtlantic Bancorp’s income tax returns for all years subsequent to the 2003 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. BankAtlantic Bancorp’s 2003 through 2009 federal income tax returns are currently under examination by the Internal Revenue Service, and no other income tax filings are under examination by any other taxing authority.
          Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2010, BankAtlantic Bancorp had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be realized.
          As of December 31, 2010, deferred tax assets included $320.8 million, the amount of BankAtlantic Bancorp’s federal income tax NOL carry-forwards of which $69.6 million expire in 2028, $67.3 million expire in 2029, and $183.9 million expire in 2030. BankAtlantic Bancorp federal tax credit carry-forwards were $2.1 million at December 31, 2010 and expire from 2025 to 2029.

BFC Financial Corporation
Notes to Consolidated Financial Statements
26. Restructuring Charges, Impairments and Exit Activities
     Restructuring charges and exit activities include employee termination costs, lease contracts executed for branch expansion and real estate acquired for branch expansion. The following table provides information regarding liabilities associated with restructuring charges and exit activities (in thousands):

	Severance	Contract and Lease	Independent
	Related and Benefits	Termination	Contractor
	Liability	Liabilities	Agreements	Surety Bond Accrual	Total
Balance at December 31, 2007	$2,056	2,000	1,421	1,826	7,303
Expenses incurred	4,409	2,525	—	(150)	6,784
Amounts paid or amortized	(6,165)	(2,359)	(824)	(532)	(9,880)

Balance at December 31, 2008	300	2,166	597	1,144	4,207
Bluegreen Balance at November 16, 2009	—	2,099	—	—	2,099
Expenses incurred	3,424	2,376	43	(269)	5,574
Amounts paid or amortized	(2,600)	(996)	(640)	(348)	(4,584)

Balance at December 31, 2009	1,124	5,645	—	527	7,296
Expenses incurred	4,834	3,705	—	—	8,539
Amounts paid or amortized	(3,039)	(2,710)	—	(37)	(5,786)

Balance at December 31, 2010	$2,919	6,640	—	490	10,049

     Employee Termination Benefits
          The 2010 employee termination expenses were primarily attributable to BankAtlantic Bancorp’s reduction in workforce impacting back office functions as well as its community banking and commercial lending business units. The employee termination costs associated with BankAtlantic Bancorp for the year 2010 was approximately $4.0 million, which is included in Financial Services- employee termination expenses in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2009 and 2008, BankAtlantic Bancorp reduced its workforce primarily in the community banking and commercial lending business units and incurred employee termination expenses of approximately $2.0 million and $2.2 million, respectively, and such amounts are included in Financial Services — employee termination expenses in the Company’s Consolidated Statements of Operations. In 2010, 2009, and 2008, BankAtlantic Bancorp paid approximately $1.5 million, $2.2 million and $2.1 million, respectively, in employee termination benefits.
          Also, for the year ended December 31, 2010, 2009 and 2008, BFC incurred approximately $863,000, $1.4 million and $2.2 million, respectively in employee termination expenses primarily associated with a reduction in workforce at Core Communities, Woodbridge and BFC’s shared service operations. Included in 2010 employee termination expenses is approximately $600,000 associated with Core’s restructuring. In 2009, Core incurred approximately $1.4 million of employee termination expenses as a result of the challenging conditions in the real estate market. In 2008, Woodbridge reduced its workforce and incurred approximately $2.2 million of employee termination costs. In 2010, 2009 and 2008, BFC and Woodbridge paid in the aggregate approximately $1.5 million, $415,000 and $4.1 million, respectively, in employee termination benefits. The 2008 employee termination benefits were primarily associated with payments made to Levitt and Sons and Woodbridge employees as a result of Levitt and Sons bankruptcy.
Contract and Lease Termination
          At December 31, 2010, 2009 and 2008, BankAtlantic Bancorp contract and lease termination liability was approximately $5.9 million, $3.7 million and $1.5 million, respectively. During the years ended December 31, 2010, 2009 and 2008, BankAtlantic Bancorp incurred expenses of approximately $3.6 million, $2.2 million and $199,000 in lease termination, net. Beginning in December 2007, BankAtlantic decided to sell certain properties that it had acquired for its future store expansion program and to terminate or sublease certain back-office operating leases.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          During 2010, in connection with its restructuring obligations, Bluegreen made cash payments of $1.0 million related to lease terminations. As of December 31, 2010, Bluegreen’s remaining restructuring liability related entirely to lease termination obligations and was $0.7 million.
          As of December 31, 2009 and 2008, Woodbridge’s contract and lease termination liabilities were $244,000 and $704,000, respectively. Woodbridge had no such liabilities as of December 31, 2010. Included in these amounts were Woodbridge’s facilities accrual associated with property and equipment leases that Woodbridge entered into that were no longer providing a benefit, as well as termination fees related to contractual obligations that Woodbridge cancelled.
          In June 2008, BankAtlantic sold five branches in Central Florida to an unrelated financial institution. The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the branches sold (in thousands):

Amount
Assets sold:
Loans	$6,470
Property and equipment	13,373

Total assets sold	19,843

Liabilities transferred:
Deposits	(24,477)
Other liabilities	(346)

Total liabilities transferred	(24,823)

Net liabilities transferred	(4,980)
Deposit premium	654
Purchase transaction costs	(165)

Net cash outflows from sales of stores	$(4,491)

          Included in Financial Services other expenses during the year ended December 31, 2008 was a $0.3 million loss associated with the sale of five Central Florida stores.
27. Commitments and Contingencies
          The Company (including its subsidiaries) is a lessee under various operating leases for real estate and equipment extending to the year 2072. At December 31, 2010, the approximate minimum future rental payments under such leases, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2011	$18,286
2012	15,615
2013	12,542
2014	10,852
2015	10,090
Thereafter	87,112

Total	$154,496

          The Company and its subsidiaries incurred rent expense from continuing operations, for the periods shown (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Rental expense for premises and equipment	$22,466	$14,388	$14,407

BFC Financial Corporation
Notes to Consolidated Financial Statements
BFC
          At June 30, 2009, a wholly-owned subsidiary of BFC/CCC, Inc. (“BFC/CCC”), had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement is $2.0 million (which is shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as partner of the limited partnership and transferred its 10% interest to another unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment. There are no carrying amounts on our financial statements at December 31, 2010 for this joint venture.
          A wholly-owned subsidiary of BFC/CCC has a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. During the fourth quarter of 2010, the limited liability company recorded an impairment charge related to these properties, $1.9 million of which was recognized by BFC/CCC’s wholly-owned subsidiary. The $1.9 million impairment charge exceeded the carrying value of our investment. At December 31, 2010, the Company classified the negative basis of the investment of approximately $1.3 million in other liabilities on the Company’s Consolidated Statement of Financial Condition. At December 31, 2009, the carrying amount of this investment was approximately $690,000, and is included as an asset in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that are not related to the financial performance of the assets. BFC and the unaffiliated member also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with its lender and has conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At December 31, 2010 and 2009, the carrying amount of this investment was approximately $282,000 and $319,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements for the obligations associated with this guarantee based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.
          Based on the current accounting guidance associated with the consolidation of variable interest entities implemented on January 1, 2010, we are not deemed the primary beneficiaries in connection with the above mentioned BFC/CCC investments and do not consolidate these entities into our financial statements. We do not have the power to direct the activities that can significantly impact the performance of these entities.
Woodbridge
          Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions (the “Chapter 11 Cases”). In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At December 31, 2010 and

BFC Financial Corporation
Notes to Consolidated Financial Statements
December 31, 2009, Woodbridge had $490,000 and $527,000, respectively, in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. Woodbridge reimbursed the surety approximately $348,000 and $532,000 during the year ended December 31, 2009 and 2008, respectively, in accordance with the indemnity agreement for bond claims paid during the period. No reimbursements were made in the year ended December 31, 2010. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of surety bond exposure in connection with demands made by a municipality. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds. Based on claims by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated with the municipality and Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. The municipality has appealed the decision.
          On February 20, 2009, the Bankruptcy Court presiding over the Chapter 11 Cases entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Official Committee of Unsecured Creditors. That order also approved the settlement pursuant to the settlement agreement that was entered into with the Joint Committee of Unsecured Creditors (the “Settlement Agreement”). No appeal or rehearing of the Bankruptcy Court’s order was filed by any party, and the settlement was consummated on March 3, 2009, at which time payment was made in accordance with the terms and conditions of the settlement agreement as amended. Under cost method accounting, the cost of settlement and the related $52.9 million liability (less $500,000 which was determined as the settlement holdback and remained as an accrual pursuant to the settlement agreement) was recognized into income in the first quarter of 2009, resulting in a $40.4 million gain on settlement of investment in subsidiary. Pursuant to the settlement agreement, we agreed to share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors Estate. In the fourth quarter of 2009, we accrued approximately $10.7 million in connection with the portion of the tax refund which may be payable to the Debtors Estate pursuant to the settlement agreement. As a result, the gain on settlement of investment in subsidiary for the year ended December 31, 2009 was reduced to $29.7 million. Additionally, in the second quarter of 2010, we increased the $10.7 million accrual by approximately $1.0 million, representing a portion of an additional tax refund which we expect to receive due to a recent change in Internal Revenue Service (“IRS”) guidance that will likely be required to be paid to the Debtors Estate pursuant to the Settlement Agreement. We have placed into escrow approximately $8.4 million, which represents the portion of the tax refund received to date from the Internal Revenue Service that would be payable to the Debtors Estate under the Settlement Agreement. At December 31, 2010, this amount is included as restricted cash in the Company’s Consolidated Statement of Financial Condition.
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
Bluegreen
          In 2006, Bluegreen entered into a separation agreement with its former CEO, George Donovan. Under the terms of this agreement, Mr. Donovan will be paid a total of $3.0 million over a seven year period ending December 31, 2013 in exchange for his services to be available on a when and if needed basis. As of December 31, 2010, the remaining amount due to Mr. Donovan was $0.9 million, the present value of which is recorded as a liability in the Company’s consolidated balance sheet.

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
BankAtlantic Bancorp
          In the normal course of business, BankAtlantic Bancorp and its subsidiaries is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit and involve, to varying degrees, elements of credit risk. BankAtlantic’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
          Financial instruments with off-balance sheet risk were (in thousands):

	As of December 31,
	2010	2009
Commitments to sell fixed rate residential loans	$14,408	$23,255
Commitments to originate loans held for sale	12,571	18,708
Commitments to originate loans held to maturity	10,693	43,842
Commitments to purchase residential loans	2,590	—
Commitments to extend credit, including the undisbursed portion of loans in process	357,730	396,627
Standby letters of credit	9,804	13,573
Commercial lines of credit	77,144	74,841
          Commitments to extend credit are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements at December 31, 2010. BankAtlantic has $20.1 million of commitments to extend credit at a fixed interest rate and $360.9 million of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $8.3 million at December 31, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.5 million at December 31, 2010. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2010 was $34,000 of unearned guarantee fees.
          BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $29.4 million and $25.9 million at December 31, 2010 and 2009, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2010 BankAtlantic was in compliance with this requirement, with an investment of approximately $43.6 million in stock of the FHLB of Atlanta.
          Pursuant to the Ryan Beck sale agreement, BankAtlantic Bancorp agreed to indemnify Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $3 million with a $20 million limitation on the indemnity. The indemnified losses include federal taxes and litigation claims. The indemnification period for litigation claims asserted ended on August 31, 2009. Included in the Company’s Consolidated Statement of Operations in discontinued operations during each of the years in the two years ended December 31, 2010 was $0.5 million in indemnification costs.
          BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations, the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2010, BankAtlantic was secondarily liable for $9.4 million of lease payments associated with lease assignments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans. BankAtlantic recognizes a lease guarantee obligation upon the execution of lease assignments and included in other liabilities at December 31, 2010 was $0.2 million of unamortized lease guarantee obligations.
          The FDIC is authorized to raise deposit assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. In April 2009, the FDIC raised its assessment rates based on the risk rating of each financial institution and in June 2009 the FDIC imposed a 5 basis point special assessment. In September 2009, the FDIC required financial institutions to prepay, on December 31, 2009, their estimated FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009 was a $2.4 million FDIC special assessment and FDIC insurance assessments of $10.1 million, $8.6 million, and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010 were prepaid FDIC assessments of $22.0 million. Continued increases in deposit insurance premiums would have an adverse effect on our earnings.
          BankAtlantic Bancorp and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BankAtlantic Bancorp believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.
          Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2010 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.
          A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management of BankAtlantic Bancorp currently estimates the aggregate range of reasonably possible losses as $9.9 million to $45.6 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2010. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BankAtlantic Bancorp’s maximum loss exposure.
          In certain matters BankAtlantic Bancorp is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plaintiffs’ have not quantified or factually supported the claim.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          BankAtlantic Bancorp believes that liabilities arising from litigation and regulatory matters, discussed below, in excess of the amounts currently accrued, if any, will not have a material impact to the financial statements. However, due to the significant uncertainties involved in these legal matters, BankAtlantic Bancorp may incur losses in excess of accrued amounts and an adverse outcome in these matters could be material to BankAtlantic Bancorp’s financial statements.
          The following is a description of BankAtlantic Bancorp’s ongoing litigation and regulatory matters:
Class action securities litigation
          In October 2007, BankAtlantic Bancorp and current or former officers of BankAtlantic Bancorp were named in a lawsuit which alleges that during the period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. BankAtlantic Bancorp has filed motions to set aside the verdict and the judge has indicated that if those are denied she will certify the jury verdict to the United States Court of Appeals to the Eleventh Circuit before any judgment is entered or claims process is commenced.
          In July 2008, BankAtlantic Bancorp, certain officers and Directors were named in a lawsuit which alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of BankAtlantic Bancorp. The case has been stayed pending final resolution of the class action securities litigation.
Class Action Overdraft Processing Litigation
          In November 2010, the two pending class action complaints against BankAtlantic associated with overdraft fees were consolidated. The Complaint, which asserts claims for breach of contract and breach of the duty of good faith and fair dealing, alleges that BankAtlantic improperly re-sequenced debit card transactions from largest to smallest, improperly assessed overdraft fees on positive balances, and improperly imposed sustained overdraft fees on customers. BankAtlantic has filed a motion to dismiss which is pending with the Court.
Office of Thrift Supervision Overdraft Processing Investigation
          On January 6, 2011, the Office of Thrift Supervision advised BankAtlantic that it had determined, subject to receipt of additional information from BankAtlantic, that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act, relating to certain of BankAtlantic’s deposit-related products. The OTS provided BankAtlantic the opportunity to respond with any additional or clarifying information, and BankAtlantic submitted a written response to the OTS on February 7, 2011 addressing the OTS’s position.
Securities and Exchange Commission Investigation
          BankAtlantic Bancorp has received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic Bancorp’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary and the recent Orders with the OTS entered into by BankAtlantic Bancorp Parent Company and BankAtlantic. Various current and former employees have also received subpoenas for documents and testimony. BankAtlantic Bancorp is fully cooperating with the SEC.

BFC Financial Corporation
Notes to Consolidated Financial Statements
28. Stock Option Plans
BFC
     BFC has a share based compensation plan (the “2005 Stock Incentive Plan”) under which restricted stock, incentive stock options and non-qualifying stock options are awarded. On May 19, 2009, the shareholders of BFC approved an amendment to the Company’s 2005 Stock Incentive Plan to, among other things, increase the maximum number of shares of the Company’s Class A Common Stock available for grant under the 2005 Stock Incentive Plan from 3,000,000 shares to 6,000,000 shares. BFC may grant incentive stock options only to its employees. BFC may grant non-qualified stock options and restricted stock awards to its directors, independent contractors and agents as well as employees.
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
     On September 21, 2009, options to purchase an aggregate of approximately 1.8 million shares of common stock, which were previously granted to and held by BFC’s directors and employees, were re-priced to a new exercise price equal to the closing price of the Company’s Class A Common Stock as quoted on the Pink Sheets Electronic Quotation Service on September 21, 2009. The re-pricing did not impact any of the other terms, including the vesting schedules or expiration dates, of the previously granted stock options. The incremental compensation cost of the re-priced vested options was approximately $157,000 which was recognized in September 2009. The remaining incremental cost for the re-priced options that were unvested at the re-pricing date was approximately $125,000, of which approximately $85,000 was recognized in 2010 and $32,000 and $8,000 will be recognized in 2011 and 2012, respectively.
     Additionally, on September 21, 2009, following the Woodbridge merger, new options to purchase an aggregate of 753,254 shares of our Class A Common Stock at an exercise price of $0.41 per share, the closing price of a share of the stock on the grant date, were granted principally to Woodbridge’s directors, executive officers and employees. The weighted average estimated fair value of the options granted on September 21, 2009 was approximately $0.22 per share and the resulting compensation cost of approximately $166,000 is expected to be recognized over the requisite service period of four years. The options expire in five years and the options will vest in four equal annual installments, with the first such installment having vested on September 21, 2010.
     Assumptions used in estimating the fair value of employee options granted were formulated in accordance with FASB guidance under stock compensation and applicable guidance provided by the SEC. As part of this assessment, management determined that volatility should be based on the Company’s Class A Common Stock and derived from historical price volatility over the estimated life of the stock options granted. The expected term of an option is an estimate as to how long the option will remain outstanding based upon management’s expectation of employee exercise and post-vesting forfeiture behavior. Because there were no recognizable patterns, the simplified guidance was used to determine the estimated term of options based on the midpoint of the vesting term and the contractual term. The estimate of a risk-free interest rate is based on the U.S. Treasury implied yield curve in effect at the time of grant with a remaining term equal to the expected term. BFC has never paid cash dividends and does not currently intend to pay cash dividends on its common stock. In addition, BFC has committed not to pay dividends on its common stock without the prior written non-objection of the OTS. Therefore, a 0% dividend yield was assumed. Share-based compensation costs are recognized based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model net of an estimated forfeitures rate and recognizes the compensation costs for those options expected to vest on a straight-line basis over the requisite service period of the award. BFC based its estimated forfeiture rate of its unvested options on its historical experience.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The option model used to calculate the fair value of the stock options which were re-priced and the stock options which were granted during 2009 and 2008 was the Black-Scholes model. The table below presents the weighted average assumptions used to value such options. There were no options granted to employees or non-employee directors during the year ended December 31, 2010, and no option were granted to employees during the year ended december 31, 2008.

Weighted Average
For the Year Ended
December 31,
Employees	2009
Expected volatility	87.11%
Expected dividends	—%
Expected term (in years)	2.97
Average risk-free interest rate	1.50%
Option value	$0.21

	Weighted Average
	For the Year Ended
	December 31,
Non-Employee Directors	2009	2008
Expected volatility	81.83%	50.81%
Expected dividends	—%	—%
Expected term (in years)	3.37	5.00
Average risk-free interest rate	1.73%	3.35%
Option value	$0.22	$0.40
          The following table sets forth information on outstanding options:

		Weighted	Weighted
		Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2007	1,723,217	$5.07	6.31	$—
Exercised	—	0.00
Forfeited	(30,000)	6.04
Expired	(147,407)	3.68
Granted	252,150	0.83

Outstanding at December 31, 2008	1,797,960	$4.57	6.35	$—
Exercised	—	0.00
Forfeited (a)	(1,777,729)	4.60
Expired	(20,231)	2.14
Granted (a)	2,530,983	0.41

Outstanding at December 31, 2009	2,530,983	$0.41	5.19	$—
Exercised	(5,500)	0.41		4
Forfeited	(13,017)	0.41
Expired	(20,290)	0.41
Granted	—	0.41

Outstanding at December 31, 2010	2,492,176	$0.41	4.24	$—

Exercisable at December 31, 2010	1,514,741	$0.41	3.96	$—

Available for grant at December 31, 2010	4,118,013

(a)	The options which were re-priced during September 2009 were treated under GAAP as having been forfeited and replaced with new grants. Accordingly, these options are included as “Forfeited” and “Granted” options in the table.
          The weighted average grant date fair value of options granted during 2009 and 2008 was $0.22 and $0.40, respectively. Total unearned compensation cost related to BFC’s unvested stock options was $326,000 at December 31,

BFC Financial Corporation
Notes to Consolidated Financial Statements
2010. The cost is expected to be recognized over a weighted average period of 1.36 years. At December 31, 2010, the unearned compensation cost associated with the cancellation of outstanding Woodbridge stock options in connection with the Woodbridge merger was $292,000 and will be recognized over a weighted average period of 1.34 years.
          During the year ended December 31, 2010, BFC received net proceeds of approximately $2,200 upon the exercise of stock options. The total intrinsic value of options exercised during the year ended December 31, 2010 was $4,000. There were no option exercises during the years ended December 31, 2009 or 2008.
          The following is a summary of BFC’s restricted stock activity:

Weighted
	Unvested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2007	9,384	$5.62
Granted	120,480	0.83
Vested	(79,664)	0.60
Forfeited	—	—

Outstanding at December 31, 2008	50,200	$1.26
Granted	—
Vested	(50,200)	0.22
Forfeited	—	—

Outstanding at December 31, 2009	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2010	—	$—

          BFC recognized restricted stock compensation cost of approximately $0, $42,000 and $100,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
          In June 2008, the Board of Directors granted to non-employee directors an aggregate of 120,480 shares of restricted stock under the 2005 Stock Incentive Plan. Restricted stock was granted in Class A Common Stock and vested monthly over a twelve-month service period. The fair value of the 120,480 shares of restricted stock was approximately $100,000, and the cost was recognized over the 12 month service period from June 2008 through May 2009.
          Woodbridge Restricted Stock and Stock Option Plan Prior to the Merger
          Prior to its merger with BFC, Woodbridge had in place a stock compensation plan. The maximum term of options granted under the plan was 10 years. The vesting period for each grant was established by the Compensation Committee of Woodbridge’s Board of Directors. The vesting period for employees was generally five years utilizing cliff vesting. All options granted to directors vested immediately. Option awards issued became exercisable based solely on fulfilling a service condition. As of the date of the merger, no stock options granted under the plan had expired.
          Upon consummation of the merger on September 21, 2009, all options to purchase shares of Woodbridge’s Class A Common Stock outstanding at the effective time of the merger were canceled and the holders did not receive any consideration as a result of the cancellation. Restricted shares of Woodbridge’s Class A Common Stock were converted to restricted shares of BFC’s Class A Common Stock at the merger exchange ratio of 3.47 shares of BFC’s Class A Common Stock for each share of Woodbridge’s Class A Common Stock. Some of the directors, executive officers and employees of Woodbridge were also granted BFC stock options following the merger, as described above.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following table sets forth information regarding stock option activity under Woodbridge’s stock compensation plan prior to the merger:

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number	Exercise	Contractual	Value
	of Options	Price	Term	(thousands)
Options outstanding at December 31, 2007	372,532	$86.66	8.00 years	$—
Granted	36,398	6.70		—
Exercised	—	—		—
Forfeited	90,459	81.85		—

Options outstanding at December 31, 2008	318,471	$78.89	7.19 years	—
Granted	—	—		—
Exercised	—	—		—
Cancelled	318,471	$78.89		—

Options outstanding at December 31, 2009	—	$—	—	$—

Options exercisable at December 31, 2009	—	$—	—	$—

Stock options available for equity compensation grants at December 31, 2009	—

          The fair value for the options granted during the year ended December 31, 2008 was estimated at the date of the grant using the following assumptions:

Year ended
December 31, 2008
Expected volatility	65.47%
Expected dividend yield	0.00%
Risk-free interest rate	4.16%
Expected life	5 years
Forfeiture rate — executives	5%
Forfeiture rate — non-executives	—
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
          Non-cash stock compensation expense for 2009 and 2008 related to unvested stock options in the aggregate amount of $991,000 and $840,000, respectively. Non-cash stock compensation expense for 2009 and 2008 included $1.5 million and $2.1 million, respectively, of amortization of stock option compensation, offset by $458,000 and $1.3 million, respectively, of a reversal of stock compensation previously expensed related to forfeited options. Non-cash stock compensation expense for 2009 and 2008 related to restricted stock awards in the aggregate amount of $88,000 and $152,000, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Bluegreen
          Under Bluegreen’s employee stock option plans, options and shares of restricted stock can be granted with various vesting periods. All of the options granted generally expire ten years from the date of grant, subject to alternative expiration dates under certain circumstances for non-employee director grants. Bluegreen’s options are granted at exercise prices that either equal or exceed the quoted market price of its common stock at the respective dates of grant.
          Options and unvested shares of restricted stock granted to employees vest 100% on the five-year anniversary of the date of grant. Options granted to non-employee directors generally vest immediately upon grant; certain grants vest on the five-year anniversary of the date of grant, subject to accelerated vesting pursuant to change in control provisions included in the terms of certain grants. Unvested shares of restricted stock granted to non-employee directors vest pro-rata on a monthly basis over a one year period from the date of grant.
          The following table represents certain information related to Bluegreen’s unrecognized compensation for its stock-based awards as of December 31, 2010 and 2009:

	Weighted Average
	Remaining	Unrecognized
As of December 31, 2010	Recognition Period	Compensation
	(in years)	(000’s)
Stock Option Awards	1.9	$1,873
Restricted Stock Awards	2.2	$4,687

	Weighted
	Average
	Remaining
	Recognition	Unrecognized
As of December 31, 2009	Period	Compensation
	(in years)	(000’s)
Stock Option Awards	2.4	$4,261
Restricted Stock Awards	3.1	$8,050
There were no grants of restricted stock or stock options during 2010.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          Changes in Bluegreen’s outstanding stock option plans are presented below (outstanding options in thousands).

Weighted
Average
		Exercise	Number of	Aggregate
	Outstanding	Price Per	Shares	Intrinsic
	Options	Share	Exercisable	Value
Balance at November 16, 2009	2,795	$9.64	956	$7
Granted	—	$—
Forfeited	—	$—
Expired	—	$—
Exercised	—	$—

Balance at December 31, 2009	2,795	$9.64	956	$7

Granted	—	$—
Forfeited	(78)	12.88
Expired	—	$—
Exercised	—	$—

Balance at December 31, 2010	2,717	$9.53	1,310	$91

          The aggregate intrinsic value of Bluegreen stock options outstanding and exercisable was less than $.01 million as of December 31, 2010 and 2009. No stock options were exercised during 2010 and 2009.
          A summary of the status of Bluegreen’s unvested restricted stock awards and activity during the Bluegreen Interim Period are as follows (in thousands, except per option data):

		Weighted-Average Grant-
Non-vested Restricted Shares	Number of Shares	Date Fair Value per Share
	(In 000’s)
Unvested at November 16, 2009	1,441	$7.89

Granted	—	—
Vested	(15)	2.75
Forfeited	—	—

Unvested at December 31, 2009	1,426	$7.94

Granted	—	—
Vested	(54)	2.75
Forfeited	(45)	8.28

Unvested at December 31, 2010	1,327	$8.14

BFC Financial Corporation
Notes to Consolidated Financial Statements
BankAtlantic Bancorp Restricted Stock and Stock Option Plan

	Stock Option Plans
	Maximum	Shares	Class of	Vesting	Type of
	Term	Authorized (3)	Stock	Requirements	Options (2)
2001 Amended and Restated Stock Option Plan (3)	10 years	783,778	Class A	(1)	ISO, NQ
2005 Restricted Stock and Option Plan (“BankAtlantic Bancorp Plan”) (4)	10 years	9,375,000	Class A	(1)	ISO, NQ

(1)	Vesting is established by the BankAtlantic Bancorp Compensation Committee in connection with each grant of options or restricted stock. All BankAtlantic Bancorp directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option NQ — Non-qualifying Stock Option

(3)	In 2005, all shares remaining available for grant under the 2001 stock option plan were canceled.

(4)	The BankAtlantic Bancorp Plan provides that up to 9,375,000 shares of BankAtlantic Bancorp Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan. The BankAtlantic Bancorp Plan was amended in May 2009 to increase the allowable shares issuable from 1,200,000 to 9,375,000.
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
          The table below presents the weighted average assumptions used to value options granted to employees and directors during the year ended December 31, 2008. There were no options granted to employees or directors during the years ended December 31, 2010 and 2009.

Weighted Average
2008
Volatility	46.09%
Expected dividends	1.03%
Expected term (in years)	5.00
Risk-free rate	3.29%

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following is a summary of BankAtlantic Bancorp’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2007	1,064,498	56.17	6.2
Exercised	(6,630)	15.60
Forfeited	(126,678)	74.81
Expired	(111,526)	30.50
Granted	75,954	9.70

Outstanding at December 31, 2008	895,618	53.09	5.8
Exercised	—	—
Forfeited	(38,337)	72.56
Expired	(77,062)	28.10
Granted	—	—

Outstanding at December 31, 2009	780,219	54.61	5.2
Exercised	—
Forfeited	(156,191)	61.34
Expired	(42,287)	42.43
Granted	—

Outstanding at December 31, 2010	581,741	53.69	3.7	$—

Exercisable at December 31, 2010	489,872	52.48	3.3	$—

Available for grant at December 31, 2010	7,514,493

          The weighted average grant date fair value of options granted during 2008 was $3.95. The total intrinsic value of options exercised during the years ended December 31, 2008 was $25,000. There were no options granted or exercised during the years ended December 31, 2010 and 2009.
          Total unearned compensation cost related to BankAtlantic Bancorp’s nonvested Class A common stock options was $0.7 million at December 31, 2010. The cost is expected to be recognized over a weighted average period of 0.7 year.
          Included in the Company’s Consolidated Statements of Operations in Financial Services compensation expense was $1.5 million, $2.4 million and $1.8 million of BankAtlantic Bancorp share-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively. There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2010, 2009 and 2008 as it was not more likely than not that the BankAtlantic Bancorp would realize the tax benefits associated with the share based compensation expense.

BFC Financial Corporation
Notes to Consolidated Financial Statements
The following is a summary of BankAtlantic Bancorp’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding at December 31, 2007	30,689	$42.01
Vested	(10,295)	33.77
Forfeited	—	—
Granted	5,455	9.70

Outstanding at December 31, 2008	25,849	38.47
Vested	(6,049)	26.56
Forfeited	—	—
Granted	—	—

Outstanding at December 31, 2009	19,800	42.11
Vested	(9,900)	38.52
Forfeited	(116,000)	1.82
Granted	1,675,000	1.24

Outstanding at December 31, 2010	1,568,900	$1.48

          In February 2010, BankAtlantic Bancorp Board of Directors granted to its employees 1,600,000 restricted shares of BankAtlantic Bancorp Class A Common Stock awards (“RSA”) under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. BankAtlantic Bancorp Board of Directors also granted 75,000 RSAs to employees of BFC that perform services for BankAtlantic Bancorp. The grant date fair value was calculated based on the closing price of BankAtlantic Bancorp’s Class A common stock on the grant date. The RSAs vest pro-rata over four years and had a fair value of $1.24 per share at the grant date.
          As of December 31, 2010, the total unrecognized compensation cost related to non-vested restricted stock compensation was approximately $1.6 million. The cost is expected to be recognized over a weighted-average period of approximately 3 years. The fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $15,000, $19,000, and $90,000 respectively.
29. Employee Benefit Plans and Incentive Compensation Program
BFC and Woodbridge
          Defined Contribution 401(k) Plan
          During 2006, the BFC 401(k) Plan was merged into the BankAtlantic Security Plus 401(k) Plan. The Security Plus 401(k) Plan is a defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed 90 days of service and have reached the age of 18 are eligible to participate. During 2008 and through April 18, 2009, employer match was 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. On April 18, 2009, the employer match was suspended due to economic conditions. During the years ended December 31, 2010, 2009 and 2008, BFC’s contributions amounted to $0, $49,000 and $118,000, respectively.
          During the first quarter of 2010, Woodbridge’s 401(k) Plan merged into the BankAtlantic Security Plus 401(k) Plan. During the years ended 2009 and 2008, Woodbridge’s contributions to the plan amounted to $163,000, and $302,000, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          BFC Deferred Retirement Agreement
          On September 13, 2005, the Company entered into an agreement with Glen R. Gilbert, the Company’s former Chief Financial Officer, pursuant to which the Company agreed to pay him a monthly retirement benefit of $5,449 beginning January 1, 2010. During the third quarter of 2005 BFC recorded the present value of the retirement benefit payment, as actuarially determined, in the amount of $482,444, payable as a life annuity with 120 payments at 6.5% interest. The interest on the retirement benefit is recognized monthly as compensation expense. At December 31, 2010 and 2009, the deferred retirement obligation balance was approximately $611,000 and $635,000, respectively, which represents the present value of accumulated benefit obligation and is included in other liabilities in the Company’s consolidated statements of financial condition. The compensation expense for the years ended December 31, 2010, 2009 and 2008 was approximately $41,000, $37,000 and $38,000, respectively. Mr. Gilbert retired as Chief Financial Officer on March 29, 2007.
          Incentive Compensation Program
          On September 29, 2008, Woodbridge’s Board of Directors approved the terms of an incentive program for certain employees, including certain executive officers, pursuant to which a portion of their compensation may be based on the cash returns realized on investments held by individual limited partnerships or other legal entities. Certain of the participants in this incentive program are also employees and executive officers of BFC. This incentive program qualifies as a liability-based plan and, accordingly, the components of the program are required to be evaluated in order to determine the estimated fair value of the liability, if any, to be recorded. Based on the evaluation performed at December 31, 2010 and 2009, it was determined that the liability for compensation under the executive compensation program as of December 31, 2010 and 2009 was not material.
Bluegreen
          Bluegreen’s Employee Retirement Plan is an Internal Revenue Code section 401(k) Retirement Savings Plan (the “Bluegreen Plan”). All U.S.-based employees at least 21 years of age with one year of employment with Bluegreen and 1,000 work hours are eligible to participate in the Bluegreen Plan. The Bluegreen Plan provides an annual employer discretionary matching contribution. During the year ended December 31, 2010 and for the Bluegreen Interim Period, Bluegreen did not make any contributions to the Bluegreen Plan.
          Five of Bluegreen’s employees in New Jersey are subject to the terms of collective bargaining agreements. These employees are located in New Jersey and comprise less than 1% of Bluegreen’s total workforce.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following tables set forth the Plan’s change in benefit obligation and change in plan assets (in thousands):

	As of December 31,
	2010	2009
Change in benefit obligation
Benefit obligation at the beginning of the year	$31,375	31,150
Interest cost	1,838	1,832
Actuarial loss (gains)	1,956	(510)
Benefits paid	(1,194)	(1,097)
Projected benefit obligation at end of year	33,975	31,375

Change in plan assets
Fair value of Plan assets at the beginning of year	21,946	17,921
Actual return on Plan assets	2,737	5,122
Employer contribution	781	—
Benefits paid	(1,194)	(1,097)

Fair value of Plan assets as of actuarial date	24,270	21,946

Funded status at end of year	$(9,705)	(9,429)

          Included in the Company’s statement of financial condition in other liabilities as of December 31, 2010 and 2009 was $9.7 million and $9.4 million, respectively, representing the under-funded pension plan amount as of that date.
          Amounts recognized in accumulated other comprehensive income consisted of (in thousands):

	As of December 31,
	2010	2009	2008
Net comprehensive loss	$15,852	13,929	19,690

The change in net comprehensive loss was as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Change in comprehensive loss	$1,923	(5,761)	15,775

          Components of net periodic pension (income) expense are as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Interest cost on projected benefit obligation	$1,838	1,832	1,719
Expected return on plan assets	(1,804)	(1,475)	(2,430)
Amortization of unrecognized net gains and losses	1,322	1,648	463

Net periodic pension (income) expense (1)	$1,356	2,005	(248)

(1)	The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.3 million.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended December 31,
	2010	2009	2008
Weighted average discount rate used to determine benefit obligation	5.50%	6.00%	6.00
Weighted average discount rate used to to determine net periodic benefit cost	5.50%	6.00%	6.00
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50
          Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2010. BankAtlantic Bancorp contributed $0.8 million to the BankAtlantic Plan during the year ended December 31, 2101. BankAtlantic Bancorp did not make any contributions to the BankAtlantic Plan during the years ended December 31, 2009 and 2008. It is anticipated that BankAtlantic Bancorp will be required to contribute $0.5 million to the BankAtlantic Plan for the year ended December 31, 2011.
          The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is monitored to determine that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there is no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility and concentration, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2010, 2.5% of the Plan’s assets were invested in the aggressive growth category.
          The Plan’s targeted asset allocation was 72% equity securities, 25% debt securities and 3% cash during the year ended December 31, 2010. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.

BFC Financial Corporation
Notes to Consolidated Financial Statements
     The fair values of the pension plan’s assets at December 31, 2010 by asset category are as follows (in thousands):

Quoted Prices
In Active Markets
for Identical
Assets
Asset Category	(Level 1)
Cash	$462
Mutual Funds: (1)
US Large Cap Growth	1,152
US Large Cap Value	1,028
US Large Cap Blend	3,268
US Mid-Cap Growth	648
US Mid-Cap Value	1,273
US Mid-Cap Blend	982
US Small Cap Blend	250
International Equity	3,264
Balanced	11,334
Common Stock (2)	608

Total pension assets	$24,269

(1)	The Plan maintains diversified mutual funds in an attempt to diversify risks and reduce volatility while achieving the targeted asset mix.

(2)	This category invests in aggressive growth common stocks.
          The pension assets were measured using the market valuation technique with level 1 input. Quoted market prices are available for identical securities for the mutual funds and common stock and all the pension assets trade in active markets.
          The following benefit payments are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2011	$1,496
2012	1,549
2013	1,606
2014	1,681
2015	1,864
Years 2016-2020	10,247
     Defined Contribution 401(k) Plan:
The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Employee salary contribution limit (1)	$16.5	16.5	15.5
Percentage of salary limitation	% 75	75	75
Total match contribution (2)	$—	771	2,551
Vesting of employer match	Immediate	Immediate	Immediate

BFC Financial Corporation
Notes to Consolidated Financial Statements

(1)	For the years ended December 31, 2010, 2009 and 2008, employees over the age of 50 were entitled to contribute $22,000, $22,000 and $20,500, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company discontinued the employer match on April 1, 2009.
2008 Expense Reduction Initiative
          BankAtlantic Bancorp established the 2008 Expense Reduction Initiative for all non-executive employees of BankAtlantic Bancorp and its subsidiaries. The awards were subject to achieving certain expense reduction targets. The 2008 Expense Reduction Initiative was discontinued during the year ended December 31, 2009. Included in the Consolidated Statement of Operations during the years ended December 31, 2008 was $2.2 million of expenses associated with the Expense Reduction Initiative.
30. Redeemable 5% Cumulative Preferred Stock
          On June 7, 2004, the Board of Directors of the Company designated 15,000 shares of the Company’s authorized preferred stock as 5% Cumulative Convertible Preferred Stock (“5% Preferred Stock”). On June 21, 2004, the Company sold all 15,000 shares of the Preferred Stock to an investor group in a private offering.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
31. Common Stock, Preferred Stock and Dividends
Common Stock
          On September 21, 2009, BFC adopted a rights agreement (“Rights Agreement”) designed to preserve shareholder value and protect our ability to use available net operating loss (“NOLs”) carryforwards. The Rights Agreement provides a deterrent to shareholders from acquiring a 5% or greater ownership interest in BFC’s Class A Common Stock and Class B Common Stock without the prior approval of BFC’s Board of Directors. Shareholders of BFC at September 21, 2009 were not required to divest any shares. The Rights Agreement was substantially similar to the rights agreement that Woodbridge had in place prior to the consummation of its merger with BFC.
          In connection with the consummation of BFC’s merger with Woodbridge on September 21, 2009, BFC’s Articles of Incorporation were amended to increase the number of authorized shares of BFC’s Class A Common Stock from 100,000,000 shares to 150,000,000 shares. BFC also amended its Articles of Incorporation on September 21, 2009 to set forth the designation and number of preferred shares as well as the relative rights, preferences and limitations of the preferred shares which may be issued under the terms and conditions of the Rights Agreement.
          On September 21, 2009, BFC’s Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. This program replaces the $10 million repurchase program that BFC’s Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. During the year ended December 31, 2008, BFC repurchased 100,000 shares of Class A Common Stock at an aggregate cost of $54,000 under the prior program. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the year ended December 31, 2010 or 2009.
          The Company’s Articles of Incorporation authorize the Company to issue both Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share. Holders of the Company’s Class A Common Stock are entitled to one vote for each share held, with all holders of Class A Common Stock possessing in the aggregate 22% of the total voting power. Holders of Class B Common Stock possess the remaining 78% of the total voting power. When the number of shares of Class B Common Stock outstanding decreases to 1,800,000 shares, the Class A Common Stock’s aggregate voting power will increase to 40% and the Class B Common Stock will have the remaining 60%. When the number of shares of Class B Common Stock outstanding decreases to 1,400,000 shares, the Class A Common Stock’s aggregate voting power will increase to 53% and the Class B Common Stock will have the remaining 47%. These relative voting percentages will remain fixed unless the number of shares of Class B Common Stock outstanding decreases to 500,000 shares or less, at which time the fixed voting percentages will be eliminated, and holders of Class A Common Stock and holders of Class B Common Stock would then each be entitled to one vote per share held. Each share of Class B Common Stock is convertible at the option of the holder thereof into one share of Class A Common Stock.
Preferred Stock
          The Company’s authorized capital stock includes 10 million shares of preferred stock at a par value of $.01 per share. See Note 30 for further information.
Bylaw Amendments
          On February 11, 2008, our Board of Directors amended our By-laws to include advance notice procedures requiring, among other things, that a shareholder wishing to properly bring business before an annual meeting of the Company’s shareholders or nominate a candidate to serve on the Board of Directors of the Company must deliver written notice of such business or nomination to the Company’s Secretary (i) not less than 90 days nor more than 120 days prior to the anniversary date of the preceding year’s annual meeting of the Company’s shareholders or (ii) in the event that the annual meeting of the Company’s shareholders is called for a date that is not within 30 days before or after the anniversary date of the preceding year’s annual meeting of the Company’s shareholders, not later than the close

BFC Financial Corporation
Notes to Consolidated Financial Statements
of business on the tenth day after the earlier of notice of the date of the annual meeting of shareholders is mailed or public disclosure of the date of the annual meeting of shareholders is made.
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
Dividends
          BFC has never paid cash dividends on its common stock. BFC, on a parent company only basis, has committed that it will not, without the prior written non-objection of the OTS declare or make any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter, as discussed further in Note 30.
32. Noncontrolling Interests
          The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
		As Revised
BankAtlantic Bancorp	$7,823	88,910
Bluegreen	44,362	42,731
Joint ventures	26,071	27,671

	$78,256	159,312

     The following table summarizes the noncontrolling interests (loss) earnings recognized by others with respect to the Company’s subsidiaries for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
		As Revised
Noncontrolling interest — Continuing Operations
BankAtlantic Bancorp	$(85,821)	(127,716)	(161,416)
Woodbridge	—	6,008	(113,593)
Bluegreen	1,776	2,168	—
Joint ventures	7,980	(3,002)	12

	$(76,065)	(122,542)	(274,997)

Noncontrolling interest — Discontinued Operations:
BankAtlantic Bancorp	$(274)	2,592	12,144
Woodbridge	—	(661)	2,286

	$(274)	1,931	14,430

	$(76,339)	(120,611)	(260,567)

BFC Financial Corporation
Notes to Consolidated Financial Statements
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$112,042	—	112,042	—
REMICS	68,841	—	68,841	—
Agency bonds	60,143	—	60,143	—
Municipal bonds	162,123	—	162,123	—
Taxable securities	19,922	—	19,922	—
Foreign currency put options	24	24	—	—
Benihana Convertible Preferred Stock	21,106	—	—	21,106
Other equity securities	20,819	20,819	—	—

Total	$465,020	20,843	423,071	21,106

          The following table presents major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Securities Available for Sale:
Mortgage-backed securities	$211,945	—	211,945	—
REMICS	107,347	—	107,347	—
Bonds	250	—	—	250
Benihana Convertible Preferred Stock	17,766	—	—	17,766
Other equity securities	9,067	9,067	—	—

Total securities available for sale at fair value	$346,375	9,067	319,292	18,016
Retained interest in notes receivable sold	26,340	—	—	26,340

Total assets measured at fair value on a recurring basis	$372,715	9,067	319,292	44,356

          There were no recurring liabilities measured at fair value in the Company’s financial statements.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and 2010 (in thousands):

	Retained
	Interests in		Benihana
	Notes	Other	Convertible	Equity
	Receivable Sold	Bonds	Preferred Stock	Securities	Total

Balance at December 31, 2008	$—	250	16,426	1,588	18,264
Total gains and losses (realized/unrealized)	(2,910)	—	—	—	(2,910)
Included in earnings	—	—	—	(1,588)	(1,588)
Included in other comprehensive income (loss)	—	—	1,340	—	1,340
Purchases, issuances, and settlements	29,250	—	—	—	29,250
Transfers in and/or out of Level 3		—	—	—	—

Balance at December 31, 2009	26,340	250	17,766	—	44,356
Total gains and losses (realized/unrealized)	—	—	—	—	—
Included in earnings	—	—	—	—	—
Cumulative effect of change in accounting principle (1)	(26,340)	—	—	—	(26,340)
Included in other comprehensive income	—	—	3,340	—	3,340
Purchases, issuances, and settlements	—	(250)	—	—	(250)
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at December 31, 2010	$—	—	21,106	—	21,106

(1)	Retained interests in notes receivable sold was eliminated upon a change in accounting principle. For further information see Note 5.
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
          The fair values of agency bonds, municipal bonds, taxable bonds, mortgage-backed and real estate mortgage conduit securities (“REMICS”) are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that BankAtlantic owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, BankAtlantic reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. BankAtlantic reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.
          Other bonds and equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources, if available. Also non-binding broker quotes are obtained to validate fair values obtained from matrix pricing. However, certain equity and debt securities in which observable market inputs cannot be obtained are valued either using the income approach and pricing models that we have developed or based on observable market data that we adjust based on our judgment of the factors we believe a market participant would use to value the securities (Level 3).
          The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the shares of Benihana’s Common Stock that BFC would receive upon conversion of its shares of Benihana Convertible Preferred Stock.
          The following tables present major categories of assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009 (in thousands):

	Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2010	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the underlying collateral	$395,333	—	—	395,333	$146,521
Impairment of real estate owned	26,359	—	—	26,359	6,830
Impairment of assets held for sale	13,878			13,878	4,469
Impairment of real estate inventory	5,435	—	—	5,435	2,604

Total	$441,005	—	—	441,005	$160,424

(1)	Total impairments represents the amount of loss recognized during the year ended December 31, 2010 on assets that were measured at fair value as of December 31, 2010
          The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments (1)

Loans measured for impairment using the fair value of the collateral	$259,392	—	—	259,392	$189,193
Impaired real estate owned	16,980	—	—	16,980	4,124
Impaired real estate inventory	145,586	—	—	145,586	106,632
Impaired properties and equipment	14,260	—	—	14,260	6,450
Impaired goodwill	—	—	—	—	10,542
Investment in Bluegreen	—	—	—	—	31,181

Total	$436,218	—	—	436,218	$348,122

(1)	Total impairments is defined as the amount of loss recognized during the year on assets that were measured at fair value as of the end of the year.
Loans Measured for Impairment
          Impaired loans are generally valued based on the fair value of the underlying collateral. Third party appraisals are primarily used to assist in non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and BankAtlantic may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BankAtlantic uses judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required

BFC Financial Corporation
Notes to Consolidated Financial Statements
to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral uses Level 3 inputs. Third party brokered price options or an automated valuation service are generally use to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-downs when these loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in the determination of the fair values.
Impairment of Real Estate, Assets Held for Sale and Properties and Equipment
          Real estate inventory and other long-lived real estate assets are evaluated for impairment in accordance with the accounting guidance for the impairment or disposal of long-lived assets. In accordance with this accounting guidance, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated future undiscounted cash flows expected to be generated by the asset, or by using appraisals of the related assets. Using estimated future undiscounted cash flows or appraisals requires significant judgment and opinions in developing estimates. Real estate and assets held for sale may also be valued using third party offers to purchase the property, discounted cash flows or broker price opinions. Appraisals generally use the market approach valuation technique and use observable market data to formulate an opinion of the fair value of the properties. However, the appraisers or brokers use professional judgments in determining the fair value of the properties, and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, discounted cash flows, broker price opinions, purchase offers and adjustments to appraisals, the fair values of the properties use Level 3 inputs in the determination of fair value.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
Financial Disclosures about Fair Value of Financial Instruments
          The following table presents information for financial instruments at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
			(As Revised)
Financial assets:
Cash and cash equivalents	$178,868	178,868	189,728	189,728
Interest bearing deposits in other banks	455,538	455,538	126,352	126,352
Restricted cash	62,249	62,249	24,020	24,020
Securities available for sale	465,020	465,020	346,375	346,375
Investment securities	2,033	2,033	9,654	9,654
Tax certificates	89,789	90,738	110,991	112,472
Federal Home Loan Bank stock	43,557	43,557	48,751	48,751
Retained interest in notes receivable sold	—	—	26,340	26,340
Loans receivable including loans held for sale, net	3,039,486	2,689,890	3,683,441	3,381,796
Notes receivable	574,969	623,000	279,645	279,645

Financial liabilities:
Deposits	$3,891,190	3,893,807	3,948,818	3,950,840
Advances from FHLB	170,000	170,038	282,012	282,912
Securities sold under agreements to repurchase and other short term borrowings	22,764	22,764	27,271	27,271
Receivable-backed notes payable	569,214	560,728	237,416	237,416
Notes and mortgage notes payable and other borrowings	239,571	224,866	395,361	392,047
Mortgage payables and liabilities associated with assets held for sale	—	—	74,749	74,749
Junior subordinated debentures	461,568	220,080	447,211	170,598
          Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs, there is no assurance that the Company or its subsidiaries would receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
          Interest bearing deposits in other banks include $45.6 million of certificates of deposits guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
premium and an illiquidity adjustment to these loans based on risk grades and delinquency status.
          The estimated fair value of Bluegreen notes receivable is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate (the rate at which similar loans with similar maturities would be made to borrowers with similar credit risk).
          Bluegreen’s retained interests in VOI notes receivable sold were carried at fair value as of December 31, 2009. See Note 13 for additional information on the methods and assumptions used to estimate the fair value of these financial instruments.
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
          The estimated fair values of notes and mortgage notes payable and other borrowings, including receivable-backed notes payable, were based upon current rates and spreads a party would pay to obtain similar borrowings. In addition, the fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate. The mortgage-backed bond was repaid in full during the year ended December 31, 2010.
          In determining the fair value of BankAtlantic Bancorp’s junior subordinated debentures, BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $67.5 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $254.9 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. BankAtlantic Bancorp has deferred the payment of interest with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at December 31, 2010 and 2009, and as a practical alternative, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded.
          The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures as of December 31, 2010 and 2009 were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.
          The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. See Note 27 for the contractual amounts of BankAtlantic’s financial instrument commitments.

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
          Depending on market conditions, BankAtlantic may write call options on purchased agency securities (“covered calls”). Included in the consolidated statement of operations in Financial Services securities activities — net during the years ended December 31, 2008 was covered call transaction gains of $0.4 million. BankAtlantic Bancorp had no call options outstanding as of December 31, 2010 and 2009.
          During 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs. The foreign currency put options are valued based on market quotes, which is a level 1 input. Included in securities available for sale as of December 31, 2010 was $24,000 of foreign currency put options. Included in the Consolidated Statement of Operations in Financial Services securities activities, net during the years ended December 31, 2010 was foreign currency put option losses of $0.1 million.
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
          The information provided for segment reporting is based on internal reports utilized by management of the Company and its respective subsidiaries. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in segments’ operating results would, in management’s view, likely not be impacted.
          The Company’s business activities currently consist of (i) Real Estate and Other activities and (ii) Financial Services activities. These business activities are reported through six segments: BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company. BFC Activities segment includes, in addition to other activities historically included in this segment, Woodbridge Other Operations (which was previously a separate segment). Our Real Estate Operations segment is comprised of what was previously identified as our Land Division, including the real estate business activities conducted by Core Communities and Carolina Oak prior to the suspension of those activities during 2010 and 2008, respectively.
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
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
          The BFC Activities segment consists of BFC operations, dividends from our investment in Benihana, and other operations of Woodbridge described below. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. Woodbridge’s other operations include the activities of Pizza Fusion, Cypress Creek Holdings and Snapper Creek , as well as certain other investments. Prior to obtaining a controlling interest in Bluegreen on November 16, 2009, we accounted for our investment in Bluegreen under the equity method of accounting and our interest in Bluegreen’s earnings or loss was included in the BFC Activities segment.
Real Estate Operations
          The Company’s Real Estate Operations segment consists of the operations of Core Communities, prior to the suspension of those activities in December 2010, Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings which engages in leasing activities. Core Communities and certain subsidiaries of Core were deconsolidated from our financial statements during the fourth of quarter of 2010. See Note 2 for further information on Core.
Bluegreen Resorts
          Bluegreen Resorts markets, sells and manages real estate-based VOIs in resorts generally located in popular, high-volume, “drive-to” vacation destinations, which were developed or acquired by Bluegreen or developed by others. Bluegreen also earn fees from third-party resort developers and timeshare owners for providing services such as sales and marketing, mortgage servicing, construction management, title, and resort management.
Bluegreen Communities
          Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites. The majority of these homesites are sold directly to retail customers who seek to build a home, in some cases on properties featuring a golf course and related amenities. Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites. The majority of these homesites are sold directly to retail customers who seek to build a home, in some cases on properties featuring a golf course and related amenities. On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division.
BankAtlantic
          The Company’s BankAtlantic segment consists of the banking operations of BankAtlantic. BankAtlantic activities consist of retail banking services delivered through a network of branches located in Florida.
BankAtlantic Bancorp Parent Company
          The BankAtlantic Bancorp Parent Company segment consists of the operations of BankAtlantic Bancorp Parent Company, including cost of acquisitions, asset and capital management and financing activities.

BFC Financial Corporation
Notes to Consolidated Financial Statements
The following tables present segment information for the years ended December 31, 2010, 2009 and 2008 (in thousands):

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real estate	Bluegreen	Bluegreen		Parent	and	Segment
2010	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate	$—	2,739	166,624	12,003	—	—	—	181,366
Other resorts and communities operations revenue	—	—	65,979	1,696	—	—	—	67,675
Other revenues	1,781	1,397	52,966	—	—	—	(318)	55,826
Interest income	—	—	—	—	176,025	300	96,023	272,348
Financial Services — non-interest income	—	—	—	—	105,762	1,257	(1,558)	105,461

Total revenues	1,781	4,136	285,569	13,699	281,787	1,557	94,147	682,676

Costs and Expenses:
Cost of sale of real estate	—	23,232	19,862	23,552	—	—	—	66,646
Cost of sale of other resorts and communities operations	—	—	46,863	3,514	—	—	—	50,377
Interest expense	6,264	12,745	—	—	24,691	14,872	66,095	124,667
Provision for loan losses	—	—	—	—	138,825	5,536	—	144,361
Selling, general and administrative	25,602	9,481	155,111	13,523	—	—	42,148	245,865
Other expenses	—	3,889	—	—	236,315	9,043	(2,528)	246,719

Total costs and expenses	31,866	49,347	221,836	40,589	399,831	29,451	105,715	878,635

Loss on settlement of investment in Woodbridge’s subsidiary	(977)	—	—	—	—	—	—	(977)
Gain on extinguishment of debt	—	13,049	—	—	—	—	—	13,049
Equity in earnings from unconsolidated affiliates	(2,045)	—	—	—	—	1,054	140	(851)
Other income	6,481	892	—	—	—	—	(4,682)	2,691

(Loss) income from continuing operations before income taxes	(26,626)	(31,270)	63,733	(26,890)	(118,044)	(26,840)	(16,110)	(182,047)
Less: Provision (benefit) for income taxes	(7,097)	—	—	—	(2,134)	—	9,336	105

(Loss) income from continuing operations	(19,529)	(31,270)	63,733	(26,890)	(115,910)	(26,840)	(25,446)	(182,152)
Income (loss) from discontinued operations	—	2,465	—	—	—	(500)	—	1,965

Net (loss) income	$(19,529)	(28,805)	63,733	(26,890)	(115,910)	(27,340)	(25,446)	(180,187)

Less: Net loss attributable to noncontrolling interests							(76,339)	(76,339)

Net loss attributable to BFC							$50,893	(103,848)

Total assets	$95,035	37,937	864,904	89,827	4,469,168	338,358	(82,163)	5,813,066

BFC Financial Corporation
Notes to Consolidated Financial Statements

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real estate	Bluegreen	Bluegreen		Parent	and	Segment
	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
2009	(As Revised)		(As Revised)					(As Revised)
Revenues:
Sales of real estate	$—	6,605	17,622	3,139	—	—	40	27,406
Other resorts and communities operations revenue	—	—	5,239	593	—	—	—	5,832
Other revenues	1,296	2,312	5,354	—	—	—	(103)	8,859
Interest income	—	—	—	—	223,048	573	14,323	237,944
Financial Services — non-interest income	—	—	—	—	128,813	1,077	(1,565)	128,325

Total revenues	1,296	8,917	28,215	3,732	351,861	1,650	12,695	408,366

Costs and Expenses:
Cost of sale of real estate	7,749	82,105	3,118	1,788	—	—	13,901	108,661
Cost of sale of other resorts and communities operations	—	—	3,538	1,480	—	—	—	5,018
Interest expense	6,511	6,293	—	—	59,724	15,535	4,920	92,983
Provision for loan losses	—	—	—	—	214,244	18,414	—	232,658
Impairment of goodwill	2,001	—	—	—	—	—	—	2,001
Selling, general and administrative	30,388	16,451	15,775	3,738	—	—	683	67,035
Other expenses	—	5,433	—	—	258,799	9,000	(826)	272,406

Total costs and expenses	46,649	110,282	22,431	7,006	532,767	42,949	18,678	780,762

Gain on bargain purchase of Bluegreen	182,849	—	—	—	—	—	—	182,849
Gain on settlement of investment in Woodbridge’s subsidiary	16,296	—	—	—	—	—	13,383	29,679
Equity in earnings from unconsolidated affiliates	32,276	—	—	—	479	487	139	33,381
Impairment of unconsolidated affiliates	(31,181)	—	—	—	—	—	—	(31,181)
Impairment of investments	(2,396)	—	—	—	—	—	—	(2,396)
Investment gains	6,654	—	—	—	—	—	—	6,654
Other income	5,775	526	—	—	—	—	(3,192)	3,109

Income (loss) from continuing operations before income taxes	164,920	(100,839)	5,784	(3,274)	(180,427)	(40,812)	4,347	(150,301)
Less: Benefit for income taxes	(35,503)	—	—	—	(31,719)	—	(1,678)	(68,900)

Income (loss) from continuing operations	200,423	(100,839)	5,784	(3,274)	(148,708)	(40,812)	6,025	(81,401)
(Loss) income from discontinued operations	—	(15,632)	—	—	—	3,701	—	(11,931)

Net income (loss)	$200,423	(116,471)	5,784	(3,274)	(148,708)	(37,111)	6,025	(93,332)

Less: Net loss attributable to noncontrolling interests							(120,611)	(120,611)

Net income attributable to BFC							$126,636	27,279

Total assets (As Revised)	$122,070	257,390	546,282	110,997	4,755,122	456,860	(206,620)	6,042,101

BFC Financial Corporation
Notes to Consolidated Financial Statements

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real estate	Bluegreen	Bluegreen		Parent	and	Segment
2008	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate	$—	13,752	—	—	—	—	85	13,837
Other resorts and communities operations revenue	—	—	—	—	—	—	—	—
Other revenues	—	3,033	—	—	—	—	—	3,033
Interest income	—	—	—	—	313,285	1,445	(192)	314,538
Financial Services — non-interest income	—	—	—	—	135,800	670	(1,437)	135,033

Total revenues	—	16,785	—	—	449,085	2,115	(1,544)	466,441

Costs and Expenses:
Cost of sale of real estate	59	22,724	—	—	—	—	(9,945)	12,838
Cost of sale of other resorts and communities operations	—	—	—	—	—	—	—	—
Interest expense	7,641	2,075	—	—	119,637	21,262	(1,682)	148,933
Provision for loan losses	—	—	—	—	135,383	24,418	—	159,801
Impairment of goodwill	—	—	—	—	—	—	—	—
Selling, general and administrative	36,886	20,648	—	—	—	—	(2,333)	55,201
Other expenses	—	—	—	—	330,623	8,741	(4,697)	334,667

Total costs and expenses	44,586	45,447	—	—	585,643	54,421	(18,657)	711,440

Equity in earnings from unconsolidated affiliates	8,844	—	—	—	1,508	601	4,111	15,064
Impairment of unconsolidated affiliates	(96,579)	—	—	—	—	—	—	(96,579)
Impairment of investments	(15,548)	—	—	—	—	—	—	(15,548)
Investment gains	2,076	—	—	—	—	—	—	2,076
Other income	8,970	3,341	—	—	—	—	(4,561)	7,750

Loss from continuing operations before income taxes	(136,823)	(25,321)	—	—	(135,050)	(51,705)	16,663	(332,236)
Less: (Benefit) provision for income taxes	(14,887)	—	—	—	31,094	1,395	(1,839)	15,763

Loss from continuing operations	(121,936)	(25,321)	—	—	(166,144)	(53,100)	18,502	(347,999)
Income from discontinued operations	—	2,783	—	—	—	16,605	—	19,388
Extraordinary gain, less income tax	9,145	—	—	—	—	—	—	9,145

Net loss	$(112,791)	(22,538)	—	—	(166,144)	(36,495)	18,502	(319,466)

Less: Net loss attributable to noncontrolling interests							(260,567)	(260,567)

Net loss attributable to BFC							$279,069	(58,899)

Total assets	$218,167	384,261	—	—	5,713,690	542,478	(463,014)	6,395,582

BFC Financial Corporation
Notes to Consolidated Financial Statements
35. Regulatory Matters
          Bluegreen
          The vacation ownership and real estate industries are subject to extensive and complex federal, state, and local governmental regulation. Bluegreen is subject to various federal, state, local and foreign environmental, zoning, consumer protection and other statutes and regulations regarding the acquisition, subdivision, marketing and sale of real estate and VOIs and various aspects of its financing operations. On a federal level, the Federal Trade Commission has taken an active regulatory role through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or unfair competition in interstate commerce. In addition, many states have what are known as “Little FTC Acts” that apply to intrastate activity. In addition to the laws applicable to its customer financing and other operations discussed below, Bluegreen is or may be subject to the Fair Housing Act and various other federal statutes and regulations. Bluegreen is also subject to various foreign laws with respect to La Cabana Beach and Racquet Club in Oranjestad, Aruba. In addition, there can be no assurance that in the future, VOIs will not be deemed to be securities subject to regulation as such, which could have a material adverse effect on Bluegreen. There is no assurance that the cost of complying with applicable laws and regulations will not be significant or that we will maintain compliance at all times with all applicable laws, including those discussed below. Any failure to comply with current or future applicable laws or regulations could have a material adverse effect on Bluegreen.
          Bluegreen’s customer financing activities are also subject to extensive regulation, which can include, but are not limited to: the Truth-in-Lending Act and Regulation Z; the Fair Housing Act; the Fair Debt Collection Practices Act; the Equal Credit Opportunity Act and Regulation B; the Electronic Funds Transfer Act and Regulation E; the Home Mortgage Disclosure Act and Regulation C; Unfair or Deceptive Acts or Practices and Regulation AA; the Patriot Act; the Right to Financial Privacy Act; the Gramm-Leach-Bliley Act; the Fair and Accurate Credit Transactions Act; and anti-money laundering laws, among others.
          As a public company, Bluegreen is subject to reporting and other requirements of the Securities Exchange Act of 1934.
          BankAtlantic Bancorp and BFC
          BFC and BankAtlantic Bancorp are unitary savings bank holding companies subject to regulatory oversight. This oversight includes examination and supervision by, and reporting requirements to, the OTS. BFC and BankAtlantic Bancorp are also subject to the reporting and other requirements of the Securities Exchange Act of 1934.
          In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law permanently raising the maximum standard deposit insurance to $250,000 per depositor, for each ownership category as defined by the FDIC. The Act also provides for full deposit insurance coverage on non-interest bearing deposit accounts until December 31, 2012.
          The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp in subsequent periods is subject to regulations and OTS approval and is based upon BankAtlantic’s regulatory capital levels and net income. Under the terms of the Order entered into by BankAtlantic with the OTS during the first quarter of 2011 (“the Bank Order”), BankAtlantic is prohibited from paying dividends to BankAtlantic Bancorp without the prior written non-objection of the OTS. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. Accordingly, BankAtlantic Bancorp does not expect to receive cash dividends from BankAtlantic in the foreseeable future. However, BankAtlantic Bancorp may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. There is no assurance that BankAtlantic Bancorp will be able to monetize the loans on acceptable terms, if at all. During the year ended December 31, 2008, BankAtlantic paid $15 million of dividends to BankAtlantic Bancorp. BankAtlantic did not pay dividends to BankAtlantic Bancorp during the years ended December 31, 2010 and 2009.
          BFC did not receive dividends from BankAtlantic Bancorp during the year ended December 31, 2010. Under the terms of the Order entered into by BankAtlantic Bancorp with the OTS during the first quarter of 2011, BankAtlantic Bancorp is restricted from paying dividends on its common stock without the prior written non-objection of the OTS. In

BFC Financial Corporation
Notes to Consolidated Financial Statements
addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that is may continue to defer such interest payments for the foreseeable future.
          BFC, on a parent company only basis, has committed that it will not, without the prior written non-objection of the OTS declare or pay any dividends or other capital distributions other than dividends payable on BFC’s currently outstanding preferred stock of approximately $187,500 a quarter, as discussed further in Note 30. The Company has never paid cash dividends to its common shareholders.
          Pursuant to the terms of the Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At December 31, 2010, BankAtlantic had a tier 1 (core) capital ratio of 6.22% and a total risk-based capital ratio of 11.72%. During the years ended December 31, 2010 and 2009, BankAtlantic Bancorp Parent Company contributed $28 million and $105 million, respectively, of capital to BankAtlantic. BankAtlantic may not meet the required regulatory capital ratios in the timeframe set forth by the Bank Order or at all.
          BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to the prompt corrective action (“PCA”) “well capitalized” and the Bank Order capital requirements that BankAtlantic must attain and maintain as of June 30, 2011 (dollars in thousands):

					Bank Order
			PCA Defined		Capital
	Actual		Well Capitalized		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total risk-based capital	$334,601	11.72%	$285,541	10.00%	$399,758	14.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%	$66,672	1.50%
Core capital	$276,362	6.22%	$222,240	5.00%	$355,584	8.00%
As of December 31, 2009:
Total risk-based capital	$422,724	12.56%	$336,466	10.00%
Tier I risk-based capital	$357,660	10.63%	$201,880	6.00%
Tangible capital	$357,660	7.58%	$70,814	1.50%
Core capital	$357,660	7.58%	$236,046	5.00%

BFC Financial Corporation
Notes to Consolidated Financial Statements
36. Parent Company Financial Information
          The accounting policies of BFC Parent Company are generally the same as those described in the summary of significant accounting policies in Note 1. The Parent Company Condensed Statements of Financial Condition at December 31, 2010 and 2009 and Condensed Statements of Operations and Condensed Statements of Cash Flows for each of the years in the three-year period ended December 31, 2010 are shown below:
PARENT COMPANY CONDENSED STATEMENTS OF FINANCIAL CONDITION
(In thousands)

	December 31,
	2010	2009
		(As Revised)
ASSETS
Cash and cash equivalents	$4,958	1,308
Securities available for sale	38,829	18,981
Investment in Woodbridge Holdings, LLC	115,999	197,288
Investment in BankAtlantic Bancorp, Inc.	2,377	47,555
Investment in and advances in other subsidiaries	113	2,376
Notes receivable due from Woodbridge Holdings, LLC	2,012	—
Other assets	1,444	1,121

Total assets	$165,732	268,629

LIABILITIES AND EQUITY
Advances from wholly owned subsidiaries	$942	818
Other liabilities	10,889	11,699

Total liabilities	11,831	12,517

Redeemable 5% Cumulative Preferred Stock	11,029	11,029

Shareholders’ equity	142,872	245,083

Total liabilities and Equity	$165,732	268,629

BFC Financial Corporation
Notes to Consolidated Financial Statements
PARENT COMPANY CONDENSED STATEMENTS OF OPERATIONS
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
		(As Revised)
Revenues	$2,018	1,202	2,489
Expenses	8,586	8,567	11,405

(Loss) before earnings from subsidiaries	(6,568)	(7,365)	(8,916)
Equity in (loss) earnings from Woodbridge Holdings, LLC	(39,368)	106,351	(22,758)
Equity in loss in BankAtlantic Bancorp	(59,100)	(57,895)	(56,230)
Equity in (loss) earnings from other subsidiaries	(2,361)	(467)	15

(Loss) income before income taxes	(107,397)	40,624	(87,889)
Benefit for income taxes	(1,310)	(517)	(14,887)

(Loss) income from continuing operations	(106,087)	41,141	(73,002)
Income (loss) from discontinued operations	2,239	(13,862)	4,958
Extraordinary gain, net of tax	—	—	9,145

Net (loss) income	(103,848)	27,279	(58,899)
5% Preferred Stock dividends	(750)	(750)	(750)

Net (loss) income allocable to common stock	$(104,598)	26,529	(59,649)

PARENT COMPANY STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008
		(As Revised)
Operating Activities:
Net cash used in operating activities	$(9,161)	(6,245)	(5,508)

Investing Activities:
Proceeds from the sale of securities available for sale	2,527	—	834
Proceeds from maturities of securities available for sale	38,068	—	—
Distribution from subsidiaries	45,085	30,084	633
Additions to property and equipment	(65)	—	(11)
Purchase of securities	(57,056)	(1,111)	—
Acquisition of BankAtlantic Bancorp Class A shares	(15,000)	(29,888)	(3,925)

Net cash provided by (used in) investing activities	13,559	(915)	(2,469)

Financing Activities:
Proceeds from issuance of Common Stock upon exercise of stock option	2	—	—
Purchase and retirement of the Company’s Class A common stock	—	—	(54)
Preferred stock dividends paid	(750)	(750)	(750)

Net cash used in financing activities	(748)	(750)	(804)

Increase (decrease) in cash and cash equivalents	3,650	(7,910)	(8,781)
Cash at beginning of period	1,308	9,218	17,999

Cash at end of period	$4,958	1,308	9,218

Supplementary disclosure of non-cash investing and financing activities
BFC and Woodbridge Merger related transactions:
Increase in other liabilities	$—	4,604	—
Increase in BFC’s Class A Common Stock	—	303	—
Increase in additional paid-in capital	—	94,676	—
Decrease in BFC’s non-controlling interest in Woodbridge	—	(99,583)	—
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	1,760	8,332	2,398
(Decrease) increase in accumulated other comprehensive income, net of taxes	(1,069)	527	(3,894)
Decrease in additional paid in capital from the re-classification of the 5% Preferred Stock to Redeemable Preferred stock	—	—	11,029
BFC’s pro rata share of the cumulative effect of accounting changes recognized by Bluegreen	—	485	—
Net decrease in shareholders’ equity resulting from cumulative effect of change in accounting principle	(1,496)	—	—

BFC Financial Corporation
Notes to Consolidated Financial Statements
          On September 21, 2009, we consummated our merger with Woodbridge, pursuant to which Woodbridge became a wholly-owned subsidiary of BFC. For additional information see Note 3.
          During the year ended December 31, 2009 and 2008, BFC received dividends from BankAtlantic Bancorp of approximately $84,000 and $208,000, respectively. These dividends are included in operating activities in the Parent Company Condensed Statements of Cash Flow. BankAtlantic Bancorp did not pay dividends to BFC during 2010.
          During the years ended December 31, 2010 and 2009, BFC received distributions from Woodbridge totaling $45 million and $30 million, respectively.
          At December 31, 2010 and 2009, securities available for sale included approximately $17.6 million and $1.1 million, respectively, of readily marketable securities, as well as our investment in Benihana’s Convertible Preferred Stock of $21.1 million and $17.8 million, respectively.
          In December 2008, BFC Parent Company recorded an other-than-temporary impairment charge of $3.6 million on its investment in Benihana Convertible Preferred which is included in expenses in the Parent Company Condensed Statements of Operations. See Note 8 for further information.
          Approximately $4.7 million is included in other liabilities for the years ended December 31, 2010 and 2009 representing amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC. During the years ended December 31, 2010, 2009 and 2008, the Company paid claims of approximately $24,600, $59,000 and $10,300, respectively, related to this obligation.
37. Litigation
BFC and its Wholly Owned Subsidiaries
Appraisal Rights
          Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve our merger with Woodbridge and who properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share or (ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. One Dissenting Holder which held approximately 400,000 shares of Woodbridge’s Class A Common Stock has withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. The appraisal rights litigation thereafter commenced and is currently ongoing. The outcome of the letigation is uncertain and there is no assurance as to the amount of cash that will be required to be paid to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
National Bank of South Carolina v. Core Communities of South Carolina, LLC, et al., South Carolina Court of Common Pleas, Fourteenth Judicial Circuit
On January 13, 2010, National Bank of South Carolina filed a complaint in the South Carolina Court of Common Pleas, Fourteenth Judicial Circuit, to commence foreclosure proceedings related to property at Tradition Hilton Head which

BFC Financial Corporation
Notes to Consolidated Financial Statements
served as collateral under a note and mortgage executed and delivered by Core South Carolina, LLC, a wholly owned subsidiary of Core, in favor of the lender. Core was secondarily liable as a guarantor for the loan, and Synovus Bank (successor by merger to National Bank of South Carolina) commenced an action to enforce Core’s guarantee. With Core’s concurrence, the property which served as collateral for the loan was placed under the control of a court-appointed receiver. During December 2010, Core and Core South Carolina, on the one hand, and Synovus Bank, on the other hand, executed agreements, including, without limitation, a Deed in Lieu of Foreclosure Agreement, which resolved the pending litigation and foreclosure disputes between them. Pursuant to the agreements, (i) Core South Carolina transferred to Synovus Bank all of Core South Carolina’s right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property which had a book value as of September 30, 2010 of approximately $1.0 million, and (ii) Synovus Bank released Core and Core South Carolina from any claims arising from or relating to the loan.
Investors Warranty of America, Inc. v. Core Communities of South Carolina, LLC and Core Communities, LLC, et. al., Circuit Court, Jasper County, South Carolina, and
Investors Warranty of America, Inc. v. Core Communities, LLC and Horizons Acquisition 5, LLC, Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida
On April 7, 2010, Investors Warranty of America filed a complaint with the Circuit Court of Jasper County, South Carolina to commence foreclosure proceedings related to property at Tradition Hilton Head which served as collateral for a loan to Core and its subsidiary with a balance of approximately $27.2 million at March 31, 2010. On April 8, 2010, Investors Warranty of America filed a complaint with the Circuit Court of the Nineteenth Judicial Circuit in and for St. Lucie County, Florida to commence foreclosure proceedings related to property at Tradition, Florida which served as collateral for a loan to Core and its subsidiary with a balance of approximately $86.5 million at March 31, 2010. Investors Warranty of America subsequently assigned and conveyed its interests in both the Florida and South Carolina loan facilities to PSL Acquisitions, LLC (“PSLA”). On November 8, 2010, Core and its applicable subsidiaries, on the one hand, and PSLA, on the other hand, executed an agreement to resolve the disputes between them. Pursuant to the agreement, Core and its subsidiaries (i) pledged additional collateral to PSLA consisting of membership interests in certain subsidiaries of Core, (ii) granted security interests in the acreage owned by the subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land, (iii) agreed to an the amendment of the complaint related to the Florida foreclosure action to include this additional collateral and (iv) agreed to an entry into consensual judgments of foreclosure in both foreclosure actions. PSLA agreed not to enforce a deficiency judgment against Core and during February 2011, has released Core, BFC and each of their affiliates from any claims arising from or relating to the loans.
AmTrust Bank v. Woodbridge Holdings, LLC and Carolina Oak Homes, LLC, United States District Court for the Southern District of Florida
          During November 2009, AmTrust Bank filed a two count complaint against Woodbridge and Carolina Oak, alleging default under a promissory note and breach of a guaranty related to an approximately $37.2 million loan that is collateralized by property owned by Carolina Oak. During December 2009, the OTS closed AmTrust and appointed the FDIC as receiver. On March 3, 2010, the FDIC filed a motion to substitute as the real party in interest and filed a notice of removal. The FDIC subsequently sold the loan to an investor group. While there may have been an issue with respect to compliance with certain covenants in the loan documents, we do not believe that an event of default occurred. Through participation in a court-ordered mediation of this matter, the parties agreed to tentative terms to settle the matter and are currently negotiating a formal settlement agreement. It is currently expected that this settlement agreement, if finalized, will provide for (i) Woodbridge to pay $2.5 million to the investor group, (ii) Carolina Oak to convey to the investor group the real property securing the loan via a stipulated foreclosure or deed in lieu, (iii) the investor group to release Woodbridge and Carolina Oak from their obligations relating to the debt or, alternatively, to agree not to pursue certain remedies, including a deficiency judgment, that would otherwise be available to them, in each case subject to certain conditions, and (iv) the litigation to be dismissed. There is no assurance that the settlement will be finalized on the contemplated terms, or at all.
Class Action Litigation
          On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of securities against Woodbridge and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida

BFC Financial Corporation
Notes to Consolidated Financial Statements
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
Surety Bond Claim (Westchester Fire Insurance Company v. City of Brooksville)
     This litigation arose from a dispute regarding liability under two performance bonds for infrastructure issued in connection with a plat issued by the City of Brooksville for a single family housing project that was not commenced. The project had been abandoned by Levitt and Sons prior to its bankruptcy filing as non-viable as a consequence of the economic downturn and, in connection with the Levitt and Sons bankruptcy, the mortgagee, Key Bank, was permitted by agreement to initiate and conclude a foreclosure leading to the acquisition of the property by Key Bank’s subsidiary. The City of Brooksville contended that, notwithstanding that the development had not proceeded and was not likely to proceed at any known time in the future, it was entitled to recover the face amount of the bonds in the approximate amount of $5.4 million. Woodbridge filed a suit for declaratory judgment (in the name of its surety, Westchester) against the City of Brooksville contending that the obligation under the bonds had terminated. In August 2010, Woodbridge was granted a motion for summary judgment. Subsequent to the motion being granted, the municipality appealed the decision.
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
Destin, Florida Deposit Dispute Lawsuit
In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both Bluegreen and the seller brought cross-claims for breach of the underlying purchase and sale contract. The seller’s complaint, as amended, includes a fraud allegation, contends that Bluegreen failed to perform under the terms of the purchase and sale contract and claims entitlement to the full amount in escrow. Bluegreen maintains that its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore are entitled to a return of the full escrow deposit. A trial date of May 31, 2011 has been set for this matter. Bluegreen believes the seller’s allegations are without merit and intends to vigorously defend this claim.
Inquiry into Consumer Matters by the Office of the Florida Attorney General
The Office of the Attorney General for the State of Florida (the “AGSF”) has advised Bluegreen that it has accumulated a number of consumer complaints since 2005 against Bluegreen and/or its affiliates related to its timeshare sales and marketing, and has requested that Bluegreen respond on a collective basis as to how it had or would resolve the complaints. Bluegreen has determined that many of these complaints were previously addressed and/or resolved by Bluegreen. The AGSF has also requested that Bluegreen enter into a written agreement in which the parties establish a process and timeframe for determining consumer eligibility for relief (including where applicable monetary restitution, if any). Bluegreen does not believe this matter will have a material effect on Bluegreen’s results of operations, financial condition or its sales and marketing activities in Florida.

BFC Financial Corporation
Notes to Consolidated Financial Statements
Other Matters
In addition to the matters disclosed above, from time to time in the ordinary course of business Bluegreen receives individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. Bluegreen takes these matters seriously and attempts to resolve any such issues as they arise. Bluegreen’s goal is to cooperate fully with regulatory and consumer agencies with respect to any inquiries it receives.
Mountain Lakes Mineral Rights
Bluegreen Southwest One, L.P., (“Southwest”), a subsidiary of Bluegreen Corporation, is the developer of the Mountain Lakes subdivision in Texas. In Cause No. 28006, styled Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al., in the 266th Judicial District Court, Erath County, Texas, the plaintiffs filed a declaratory judgment action against Southwest seeking to develop their reserved mineral interests in, on and under the Mountain Lakes subdivision. The plaintiffs’ claims are based on property law, oil and gas law, contract and tort theories. The property owners association and some of the individual landowners have filed cross actions against Bluegreen, Southwest and individual directors of the property owners association related to the mineral rights and certain amenities in the subdivision as described below. On January 17, 2007, the court ruled that the restrictions placed on the development that prohibited oil and gas production and development were invalid and not enforceable as a matter of law, that such restrictions did not prohibit the development of the plaintiffs’ prior reserved mineral interests and that Southwest breached its duty to lease the minerals to third parties for development. The court further ruled that Southwest was the sole holder of the right to lease the minerals to third parties. The order granting the plaintiffs’ motion was severed into a new cause styled Cause No. 28769 Betty Yvon Lesley et a1. v. Bluff Dale Development Corporation, Bluegreen Southwest One. L.P. et al. in the 266th Judicial District Court, Erath County, Texas. Southwest appealed the trial court’s ruling. On January 22, 2009, in Bluegreen Southwest One, L.P. et al. v. Betty Yvon Lesley et al., in the 11th Court of Appeals, Eastland, Texas, the Appellate Court reversed the trial court’s decision and ruled in Southwest’s favor and determined that all executive rights were owned by Southwest and then transferred to the individual property owners in connection with the sales of land. All property owner claims were decided in favor of Southwest. It was also decided that Southwest did not breach a fiduciary duty to the plaintiffs as an executive rights holder. On May 14, 2009, the plaintiffs filed an appeal with the Texas Supreme Court asking the Court to reverse the Appellate Court’s decision in favor of Southwest. On September 15, 2010 the Court heard oral arguments on whether to reverse or affirm the Appellate Court’s decision. No information is available as to when the Texas Supreme Court will render a decision on the appeal.
Marshall, et al. Lawsuit Regarding Community Amenities
On September 14, 2009, in Cause No. 09-09-08763-CV, styled William Marshall and Patricia Marshall, et al. v Bluegreen Southwest One, L.P., Bluegreen Southwest Land, Inc., Bluegreen Corporation, Stephen Davis, and Bluegreen Communities of Texas, L.P., in the 284th Judicial District of Montgomery County, Texas, the plaintiffs brought suit alleging fraud, negligent misrepresentation, breach of contract, and negligence with regards to the Ridgelake Shores subdivision, developed in Montgomery County, Texas, specifically, the usability of the lakes within the community for fishing and sporting and the general level of quality at the community. The lawsuit sought material damages and the payment of costs to remediate the lake. On September 10, 2010, a tentative settlement of this matter was reached, pursuant to which Bluegreen agreed to pay $0.3 million to provide for improvements to the fish habitat and general usability of the lake environment. The settlement agreement has since been fully executed and as of December 31, 2010, Bluegreen has paid $0.2 million of the agreed upon settlement payment. Bluegreen has accrued the remaining $0.1 million due. Improvements to the lake are ongoing and Bluegreen will disburse the remaining funds as they are needed to complete the improvements.
Schawrz, et al. Lawsuit Regarding Community Amenities
On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the

BFC Financial Corporation
Notes to Consolidated Financial Statements
Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiffs subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws, including mail fraud and wire fraud. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons claimed to have been harmed by the alleged activities in a similar manner. Bluegreen has filed a response with the Court in opposition to class certification. No decision has yet been made by the Court as to whether they will certify a class. Bluegreen denies the allegations and intend to vigorously defend the lawsuit.
Community Cable Service, LLC Lawsuit
On June 3, 2010, in Case No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by the Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen’s Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs alleged that approximately $0.2 million in unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association allege incomplete performance under the contract by the plaintiffs and that the cable system installed was inferior and did not comply with the requirements of the contract. The case went to mediation on September 20, 2010, but no resolution was reached. A trial date has been set for May 5, 2011 in this matter. Bluegreen intends to vigorously defend the lawsuit.
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
          The following table presents related party transactions relating to the shared service arrangements between BFC, BankAtlantic Bancorp and Bluegreen for the years ended December 31, 2010, 2009 and 2008. Amounts related to BankAtlantic Bancorp and BankAtlantic for all periods, and Bluegreen after we acquired a controlling interest in Bluegreen during November 2009 were eliminated in consolidation (in thousands).

			For the Year Ended December 31, 2010
			BFC	BankAtlantic Bancorp	Bluegreen
Shared service income (expense)	(a	)	$2,565	(2,105)	(460)
Facilities cost and information technology	(b	)	$(544)	484	60

			For the Year Ended December 31, 2009
			BFC	BankAtlantic Bancorp	Bluegreen
Shared service income (expense)	(a	)	$2,342	(1,805)	(537)
Facilities cost and information technology	(b	)	$(553)	479	54

			For the Year Ended December 31, 2008
			BFC	BankAtlantic Bancorp	Bluegreen
Shared service income (expense)	(a	)	$2,022	(1,593)	(429)
Facilities cost and information technology	(b	)	$(440)	361	79

(a)	Pursuant to the terms of shared service agreements between BFC and BankAtlantic Bancorp, subsidiaries of BFC provide human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp. Additionally, BFC provides certain risk management and administrative

BFC Financial Corporation
Notes to Consolidated Financial Statements

services to Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.

(b)	As part of the shared service arrangement, BFC pays BankAtlantic and Bluegreen for the cost of office facilities utilized by BFC and its shared service operations. BFC also pays BankAtlantic for information technology related services pursuant to a separate agreement. BankAtlantic received approximately $154,000, $160,000 and $90,000 under the agreement during the years ended December 31, 2010, 2009 and 2008, respectively.
          As of December 31, 2010 and 2009, the Company had cash and cash equivalents accounts at BankAtlantic with balances of approximately $1.8 million and $20.9 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. Additionally, during 2009, the Company invested funds through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic, which facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. At December 31, 2009, the Company had $7.7 million invested through the CDARS program at BankAtlantic. The Company did not have any funds invested through the CDARS program at BankAtlantic at December 31, 2010. The aggregate interest income recognized by the Company in connection with these funds held at BankAtlantic was approximately $1,000, $39,000 and $80,000 for the year ended December 31, 2010, 2009 and 2008, respectively.
          In June 2010, BankAtlantic Bancorp and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC receives a monthly fee of $12,500 from each of BankAtlantic and BankAtlantic Bancorp and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, BFC will receive a fee equal to 1% of the net value recovered. During the year ended December 31, 2010, BFC was paid an aggregate of approximately $787,000 of real estate advisory service fees under this agreement.
          On June 28, 2010, BFC loaned approximately $8.0 million to BankAtlantic Bancorp, and BankAtlantic Bancorp executed a promissory note in favor of BFC with a maturity date of July 30, 2010. The note provided for payment either in cash or shares of BankAtlantic Bancorp’s Class A Common Stock, depending on the results of BankAtlantic Bancorp’s rights offering and the number of shares allocable to BFC pursuant to its exercise of subscription rights in the rights offering. In July 2010, BankAtlantic Bancorp satisfied the promissory note in full through the issuance of 5,302,816 shares of BankAtlantic Bancorp’s Class A Common Stock to BFC. These shares were in addition to the 4,697,184 shares previously issued to BFC in the rights offering.
          The Company leases office space to Pizza Fusion for approximately $68,000 annually pursuant to a month-to-month lease which commenced in September 2008. During the years ended December 31, 2010, 2009 and 2008, Pizza Fusion paid approximately $48,000, $68,000 and $20,000, respectively, under the lease agreement.
          During the years ended December 31, 2010 and 2009, Bluegreen reimbursed the Company and Woodbridge approximately $1.4 million and $2.4 million, respectively, for certain expenses incurred in assisting Bluegreen in its efforts to explore potential additional sources of liquidity. Additionally, during the years ended December 31, 2010 and 2009, Bluegreen paid Snapper Creek, a subsidiary of BFC, approximately $1.3 million and $500,000, respectively, for a variety of management advisory services.
          Beginning in 2009, Bluegreen entered into a land lease with Benihana, who constructed and operates one of its restaurants on Bluegreen’s land parcel. During each of 2010 and 2009 Bluegreen received lease payments from Benihana of approximately $0.1 million.
          During December 2009, Snapper Creek was engaged by Benihana to provide certain management, financial advisory and other consulting services. For the year ended December 31, 2010, the consulting fees payable to Snapper Creek under this arrangement were approximately $650,000. The engagement ceased during November 2010. During 2010, Benihana engaged Risk Management Services (“RMS”), a wholly-owned subsidiary of BFC, to provide insurance and risk management services. For the year ended December 31, 2010, RMS received approximately $45,000 under this arrangement. The engagement ceased during January 2011.

BFC Financial Corporation
Notes to Consolidated Financial Statements
          In prior periods, BankAtlantic Bancorp issued options to purchase shares of BankAtlantic Bancorp’s Class A common stock to employees of BFC. Additionally, certain employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. There were no options exercised by former BankAtlantic Bancorp employees during the years ended December 31, 2010, 2009 or 2008. BankAtlantic Bancorp from time to time also issues options and restricted stock awards to BFC employees that perform services for BankAtlantic Bancorp. During the year ended December 31, 2010, BankAtlantic Bancorp granted 75,000 restricted Class A common stock awards to BFC employees that perform services to BankAtlantic Bancorp. These stock awards vest pro-rata over a four year period. BankAtlantic Bancorp recorded $77,000, $50,000 and $26,000 of expenses relating to the awards described in this paragraph for the years ended December 31, 2010, 2009 and 2008, respectively.
          Options and non-vested restricted stock outstanding to employees of BFC consisted of the following as of December 31, 2010:

	BankAtlantic Bancorp
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	47,761	$55.26
Non-vested restricted stock	75,000	—
          BankAtlantic Bancorp and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”). Prior to his retirement in 2006, Bruno DiGiulian, a director of BankAtlantic Bancorp, was of counsel to Ruden, McClosky. Fees aggregating $181,000, $55,000, and $75,000 were paid by BankAtlantic Bancorp to Ruden, McClosky during the years ended December 31, 2010, 2009 and 2008, respectively. During the years ended December 31, 2010, 2009 and 2008, BFC paid Ruden, McClosky fees aggregating $203,000, $484,000 and $905,000, respectively.
          Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that the Company sponsored in 2001 and in which it holds investments.
          Florida Partners Corporation owns 133,314 shares of BFC’s Class B Common Stock and 1,270,294 shares of BFC’s Class A Common Stock. Alan B. Levan may be deemed to be the controlling shareholder of Florida Partners Corporation, and is also a member of its Board of Directors.
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

BFC Financial Corporation
Notes to Consolidated Financial Statements
          The following reconciles the numerators and denominators of the basic and diluted earnings (loss) per share computation for the years ended December 31, 2010, 2009 and 2008:

	For the Years Ended December 31,
	2010	2009	2008
(In thousands, except per share data)		(As Revised)
Basic (loss) earnings per common share
Numerator:
Loss from continuing operations	$(182,152)	(81,401)	(347,999)
Less: Noncontrolling interests loss from continuing operations	(76,065)	(122,542)	(274,997)

(Loss) income attributable to BFC	(106,087)	41,141	(73,002)
Preferred stock dividends	(750)	(750)	(750)

(Loss) income allocable to common stock	(106,837)	40,391	(73,752)

Discontinued operations	1,965	(11,931)	19,388
Less: Noncontrolling interests (loss) income — discontinued operations	(274)	1,931	14,430

Discontinued operations attributable to BFC	2,239	(13,862)	4,958

Extraordinary gain attributable to BFC	—	—	9,145

Net (loss) income allocable to common shareholders	$(104,598)	26,529	(59,649)

Denominator:

Basic weighted average number of common shares outstanding	75,379	57,235	45,097

Basic (loss) earnings per common share:
(Loss) earnings per share from continuing operations	$(1.42)	0.71	(1.63)
Earnings (loss) per share from discontinued operations	0.03	(0.24)	0.11
Earnings per share from extraordinary gain	—	—	0.20

Basic earnings (loss) per share	$(1.39)	0.47	(1.32)

Diluted earnings (loss) per common share:
Numerator:
(Loss) income allocable to common stock after assumed dilution	(106,837)	40,391	(73,752)
Discontinued operations allocable to common stock after assumed dilution	2,239	(13,862)	4,958

Net income (loss) allocable to common stock after assumed dilution	$(104,598)	26,529	(59,649)

Denominator

Diluted weighted average number of common shares outstanding	75,379	57,235	45,097

Diluted (loss) earnings per share
Earnings (loss) per share from continuing operations	$(1.42)	0.71	(1.63)
Earnings (loss) per share from discontinued operations	0.03	(0.24)	0.11
Earnings per share from extraordinary gain	—	—	0.20

Diluted earnings (loss) per share	$(1.39)	0.47	(1.32)

          Options to acquire 2,492,176, 2,530,983 and 1,797,960 shares of common stock were anti-dilutive and not included in the calculation of diluted income (loss) per share for the years ended December 31, 2010, 2009 and 2008, respectively.

BFC Financial Corporation
Notes to Consolidated Financial Statements
40. Selected Quarterly Results (Unaudited)
          The following tables summarize the quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands except for per share data):

	First	First	Second	Second	Third	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Total
		(As Previously		(As Previously		(As Previously
	(As-Revised)	Reported)	(As-Revised)	Reported)	(As-Revised)	Reported)
Revenues (1)	$156,437	151,991	189,036	183,252	180,757	183,904	156,446	682,676
Costs and expenses (2)	194,066	192,464	229,715	229,109	221,116	224,576	233,738	878,635

	(37,629)	(40,473)	(40,679)	(45,857)	(40,359)	(40,672)	(77,292)	(195,959)
(Loss) gain on settlement of Investment in subsidiary	—	—	(1,135)	(1,135)	—	—	158	(977)
Gain on extinguishment of debt	—	—	—	—	—	—	13,049	13,049
Equity in earnings (loss) from unconsolidated affiliates	193	193	276	276	317	317	(1,637)	(851)
Other income	438	438	1,199	1,199	498	498	556	2,691

(Loss) income from continuing operations before income taxes	(36,998)	(39,842)	(40,339)	(45,517)	(39,544)	(39,857)	(65,166)	(182,047)
Less: (Benefit) provision for income taxes (3)	(3,831)	(4,591)	2,856	392	(2,632)	(996)	3,712	105

Loss from continuing Operations	(33,167)	(35,251)	(43,195)	(45,909)	(36,912)	(38,861)	(68,878)	(182,152)
Discontinued operations, net of income tax	(249)	(249)	2,714	2,714	—	—	(500)	1,965

Net loss	(33,416)	(35,500)	(40,481)	(43,195)	(36,912)	(38,861)	(69,378)	(180,187)
Less: Net loss attributable to noncontrolling interests (4)	(13,320)	(14,665)	(25,219)	(27,015)	(12,091)	(11,239)	(25,709)	(76,339)

Net loss attributable to BFC	(20,096)	(20,835)	(15,262)	(16,180)	(24,821)	(27,622)	(43,669)	(103,848)
Preferred Stock dividends	(188)	(188)	(187)	(187)	(188)	(188)	(187)	(750)

Net loss allocable to common stock	$(20,284)	(21,023)	(15,449)	(16,367)	(25,009)	(27,810)	(43,856)	(104,598)

Basic Earnings (Loss) Per Common Share
Loss per share from continuing operations	$(0.27)	(0.28)	(0.24)	(0.26)	(0.33)	(0.37)	(0.58)	(1.42)
Earnings per share from discontinued operations	—	—	0.04	0.04	—	—	—	0.03

Net loss per common share	$(0.27)	(0.28)	(0.20)	(0.22)	(0.33)	(0.37)	(0.58)	(1.39)

Diluted Earnings (Loss) per Common Share
Loss per share from continuing operations	$(0.27)	(0.28)	(0.24)	(0.26)	(0.33)	(0.37)	(0.58)	(1.42)
Earnings per share from discontinued operations	—	—	0.04	0.04	—	—	—	0.03

Net loss per common share	$(0.27)	(0.28)	(0.20)	(0.22)	(0.33)	(0.37)	(0.58)	(1.39)

Basic weighted average number of common shares outstanding	75,376	75,376	75,379	75,379	75,381	75,381	75,381	75,379

Diluted weighted average number of common and common equivalent shares outstanding	75,376	75,376	75,379	75,379	75,381	75,381	75,381	75,379

1)	Includes corrections related to the provision for loan losses and recognition of interest income in accordance with the accounting guidance for Loans and Debt Securities with Deteriorated Credit Quality for the Bluegreen acquired notes receivable. These corrections are as follows (a) a $4.4 million increase to revenue for the quarter ended March 31, 2010 (b) a $5.8 million increase to revenue for quarter ended June 30, 2010 and (c) a $3.1 million decrease to revenue for the quarter ended September 30, 2010.

2)	Includes certain corrections related to the interest rates used in the calculation of interest expense on defaulted notes payable at Core Communities and Carolina Oak and revisions related to the subsequent amortization from the measurement period adjustments of real estate inventory and certain contracts. These adjustments resulted in changes to costs and expenses by the following: (a) a $1.6 million increase for the quarter ended March 31, 2010 (b) a $606,000 increase for the quarter ended June 30, 2010 and (c) a decrease of $3.5 million for the quarter ended September 30, 2010.

3)	Includes tax adjustments as they relate to the corrections noted above and the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income at BankAtlantic Bancorp and BFC. The net adjustments are as follows: (a) a $760,000 decrease in tax benefit for the quarter ended March 31, 2010 (b) a $2.5 million increase in tax provision for the quarter ended June 30, 2010 and (c) a $1.6 million increase in tax benefit for the quarter ended September 30, 2010.

4)	As a result of the revisions noted above, the net loss attributable to noncontrolling interest changed by the following: (a) a $1.3 million decrease for the quarter ended March 31, 2010 (b) a $1.8 million decrease for the quarter ended June 30, 2010 and (c) an $852,000 increase for the quarter ended September 30, 2010.

	For the Six Months Ended		For the Nine Months Ended
2010	June 30, 2010		September 30, 2010
		(As Previously		(As Previously
	(As Revised)	Reported)	(As-Revised)	Reported)
Revenues (1)	$345,473	335,243	526,230	519,147
Costs and expenses (2)	423,781	421,573	644,897	646,149

	(78,308)	(86,330)	(118,667)	(127,002)
Loss on settlement of investment in subsidiary	(1,135)	(1,135)	(1,135)	(1,135)
Equity in earnings from unconsolidated affiliates	469	469	786	786
Other income	1,637	1,637	2,135	2,135

Loss from continuing operations before income taxes	(77,337)	(85,359)	(116,881)	(125,216)
Less: Benefit for income taxes (3)	(975)	(4,199)	(3,607)	(5,195)

Loss from continuing operations	(76,362)	(81,160)	(113,274)	(120,021)
Discontinued operations	2,465	2,465	2,465	2,465

Net loss	(73,897)	(78,695)	(110,809)	(117,556)
Less: Net loss attributable to noncontrolling interests (4)	(38,539)	(41,680)	(50,630)	(52,919)

Net loss attributable to BFC	(35,358)	(37,015)	(60,179)	(64,637)
Preferred Stock dividends	(375)	(375)	(563)	(563)

Net loss allocable to common stock	$(35,733)	(37,390)	(60,742)	(65,200)

Basic (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.50)	(0.53)	(0.84)	(0.90)
Earnings per share from discontinued operations	0.03	0.03	0.03	0.03

Net loss per common share	$(0.47)	(0.50)	(0.81)	(0.87)

Diluted (Loss) Earnings per Common Share
Loss per share from continuing operations	$(0.50)	(0.53)	(0.84)	(0.90)
Earnings per share from discontinued operations	0.03	0.03	0.03	0.03

Net loss per common share	$(0.47)	(0.50)	(0.81)	(0.87)

Basic weighted average number of common shares outstanding	75,378	75,378	75,379	75,379

Diluted weighted average number of common and common equivalent shares outstanding	75,378	75,378	75,379	75,379

1)	Includes corrections related to the provision for loan losses and recognition of interest income in accordance with the accounting guidance for Loans and Debt Securities with Deteriorated Credit Quality for the Bluegreen acquired notes receivable. These corrections are as follows: (a) a $10.2 million increase to revenue for the six months ended June 30, 2010 and (b) a $7.1 million increase to revenue for the nine months ended September 30, 2010.

2)	Includes certain corrections related to the interest rates used in the calculation of interest expense on defaulted notes payable at Core Communities and Carolina Oak and revisions related to the subsequent amortization from the measurement period adjustments of real estate inventory and certain contracts. These adjustments resulted in changes to costs and expenses by the following: (a) a $2.2 million increase for the six months ended June 30, 2010 and (b) a $1.3 million decrease for the nine months ended September 30, 2010.

3)	Includes tax adjustments as they relate to the corrections noted above and the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income at BankAtlantic Bancorp and BFC. The net adjustments are as follows: (a) a $3.2 million decrease in tax benefit for the six months ended June 30, 2010 and (b) a $1.6 million decrease in tax benefit for the nine months ended September 30, 2010.

4)	As a result of the revisions noted above, the net loss attributable to noncontrolling interest changed by the following: (a) $3.1 million decrease for the six months ended June 30, 2010 and (b) a $2.3 million decrease for the nine months September 30, 2010.

BFC Financial Corporation
Notes to Consolidated Financial Statements

	First	Second	Third	Fourth	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Quarter	Total
				(As Revised)	(As Previously Reported)	(As Revised)
Revenues (1)	$98,027	91,492	90,590	128,257	125,886	408,366
Costs and expenses	155,504	142,690	189,128	293,440	293,037	780,762

	(57,477)	(51,198)	(98,538)	(165,183)	(167,151)	(372,396)
Gain on bargain purchase of Bluegreen (2)	—	—	—	182,849	183,138	182,849
Gain (loss) on settlement of investment in Woodbridge’s subsidiary	40,369	—	—	(10,690)	(10,690)	29,679
Equity in earnings from unconsolidated affiliates	6,495	10,755	12,213	3,918	3,918	33,381
Impairment of unconsolidated affiliates	(20,401)	—	(10,780)	—	—	(31,181)
Impairment of investments	(2,396)	—	—	—	—	(2,396)
Investment gains	—	—	—	6,654	6,654	6,654
Other income	981	778	766	584	584	3,109

(Loss) income from continuing operations before income taxes	(32,429)	(39,665)	(96,339)	18,132	16,453	(150,301)
Less: Provision (benefit) for income taxes (3)	—	—	3	(68,903)	(67,221)	(68,900)

(Loss) income from continuing operations	(32,429)	(39,665)	(96,342)	87,035	83,674	(81,401)
Discontinued operations	3,397	139	(1,367)	(14,100)	(14,100)	(11,931)

Net (loss) income	(29,032)	(39,526)	(97,709)	72,935	69,574	(93,332)
Less: Net loss attributable to noncontrolling interests (4)	(18,629)	(26,617)	(43,697)	(31,668)	(33,471)	(120,611)

Net (loss) income attributable to BFC	(10,403)	(12,909)	(54,012)	104,603	103,045	27,279
Preferred Stock dividends	(188)	(187)	(188)	(187)	(187)	(750)

Net (loss) income allocable to common stock	$(10,591)	(13,096)	(54,200)	104,416	102,858	26,529

Basic Earnings (Loss) per Common Share
(Loss) earnings per share from continuing operations	$(0.26)	(0.29)	(1.08)	1.33	1.32	0.71
Earnings (loss) per share from discontinued operations	0.03	—	(0.01)	(0.16)	(0.16)	(0.24)

Net (loss) income per common share	$(0.23)	(0.29)	(1.09)	1.18	1.16	0.47

Diluted Earnings (Loss) per Common Share
(Loss) earnings per share from continuing operations	$(0.26)	(0.29)	(1.08)	1.32	1.30	0.71
Earnings (loss) per share from discontinued operations	0.03	—	(0.01)	(0.16)	(0.16)	(0.24)

Net (loss) income per common share	$(0.23)	(0.29)	(1.09)	1.15	1.14	0.47

Basic weighted average number of common shares outstanding	45,114	45,126	49,509	88,795	88,795	57,235

Diluted weighted average number of common and common equivalent shares outstanding	45,114	45,126	49,509	89,929	89,929	57,235

1)	Includes a correction of approximately $2.4 million which increased revenue and is related to the provision for loan losses on the Bluegreen acquired notes receivable.

2)	Includes a net decrease of approximately $289,000 as a result of the following (a) the measurement period adjustments of real estate inventory and certain contracts (See Note 4 of the “Notes to the Consolidated Financial Statements”) and (b) tax adjustment related to the deferred taxes calculated in the acquisition of the additional shares in Bluegreen (See Note 1).

3)	Includes a $1.7 million increase to the tax benefit for the fourth quarter as it relates to the corrections noted above and the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income at BankAtlantic Bancorp and BFC.

4)	Includes a $1.8 million decrease in the loss attributable to noncontrolling interest in the fourth quarter due to the increase in revenue and the measurement period adjustments of real estate inventory and certain contracts as noted above.

BFC Financial Corporation
Notes to Consolidated Financial Statements
41. Subsequent Event
          In February 2011 the Bluegreen/Big Cedar Joint Venture made a cash distribution of its operating proceeds to its members. The distribution totaled $7.4 million and was allocated to its members based on their respective distribution percentages resulting in a $3.8 million distribution to Bluegreen.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
          None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          We have established disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2010, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting includes controls over the preparation of financial statements in accordance with the instruction to the consolidated financial statements for savings and loan holding companies (OTS Form H-(b) 11) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of December 31, 2010, our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          PricewaterhouseCoopers LLP, our independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010 as stated in its report which appears in this Annual Report on Form 10-K. See Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting
          There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
          The Company’s 2011 Annual Meeting of Shareholders is scheduled to be held on May 17, 2011. Because this date is more than 30 days before the anniversary of the Company’s 2010 Annual Meeting of Shareholders, pursuant to the Company’s Bylaws, written notice from a shareholder interested in bringing business before the 2011 Annual Meeting of Shareholders or nominating a director candidate for election at the 2011 Annual Meeting of Shareholders must be received at the Company’s principal executive offices at 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309 by 5:00 p.m., Eastern time, on April 18, 2011. Any such written notice must be directed to the attention of the Company’s Secretary and comply with the applicable advance notice provisions of the Company’s Bylaws. Shareholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2011 Annual Meeting of Shareholders must comply with the requirements, including the proposal deadline, set forth above as well as all applicable SEC rules and regulations.
PART III
          Information required by Item 12 relating to our equity compensation plans is set forth below. The remaining information required by Items 10 through 14 will be provided by incorporating such information by reference to our Definitive Proxy Statement on Schedule 14A relating to our 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010. Alternatively, we may provide the remaining information required by Items 10 through 14 in an amendment to this Annual Report on Form 10-K under cover of Form 10-K/A to be filed with the Securities and Exchange Commission by the end of such 120 day period.
          The following table lists all securities authorized for issuance and outstanding under our equity compensation plans at December 31, 2010:

Number of securities
Remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options	of outstanding options	(excluding outstanding
Plan category	warrants or rights	warrants or rights	options)

Equity compensation plans approved by security holders	2,492,176	$0.41	4,118,013
Equity compensation plans not approved by security holders	—	—	—

Total	2,492,176	$0.41	4,118,013

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements of BFC Financial Corporation and its subsidiaries are included herein under Part II, Item 8 of this Report.
Report of Independent Registered Certified Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2010.

Consolidated Statements of Comprehensive Income (Loss) for each of the years in the three year period ended December 31, 2010.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2010.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2010.

Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules

Audited Financial Statements of Bluegreen Corporation for each of the years in the three year period ended December 31, 2010 (See Exhibit 99.1).

Schedules not listed above are omitted as the required information is either not applicable or is presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of or furnished with this report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
3.1	Amended and Restated Articles of Incorporation, effective October 8, 1997	Exhibit 3.1 of Registrant’s Registration Statement on Form 8-A filed October 16, 1997

3.2	Amendment to the Amended and Restated Articles of Incorporation, effective June 18, 2002	Exhibit 4 of Registrant’s Current Report on Form 8-K, filed June 27, 2002

3.3	Amendment to the Amended and Restated Articles of Incorporation, effective April 15, 2003	Appendix B of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 18, 2003

3.4	Amendment to the Amended and Restated Articles of Incorporation, effective February 7, 2005	Appendix A of Registrant’s Definitive Information Statement on Schedule 14C filed January 18, 2005

3.5	Amendment to the Amended and Restated Articles of Incorporation, effective June 22, 2004, as amended on December 17, 2008	Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed December 18, 2008

3.6	Amendment to the Amended and Restated Articles of Incorporation, effective May 19, 2009	Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed April 29, 2009

3.7	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Annex D of Registrant’s Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registration Statement on Form S-4 filed August 14, 2009

3.8	Amendment to the Amended and Restated Articles of Incorporation, effective September 21, 2009	Exhibit 3.8 of Registrant’s Current Report on Form 8-K filed September 25, 2009

3.9	By-laws, as amended, effective September 21, 2009	Annex E of Registrant’s Joint Proxy Statement/Prospectus that forms a part of Amendment No. 1 to Registration Statement on Form S-4 filed August 14, 2009

10.1	BFC Financial Corporation 2005 Stock Incentive Plan, as amended on May 19, 2009	Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2009

10.2	BFC Financial Corporation Stock Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 31, 1996.

10.3	Agreement by and between Core Communities, LLC, a Florida limited liability company, Horizons Acquisition 5, LLC, a Florida limited liability company, Core Communities of South Carolina, LLC, a South Carolina limited liability company and PSL Acquisitions, LLC, an Iowa limited liability company doing business in the State of Florida as PSL Acquisitions I, LLC	Filed with this Report

21.1	Subsidiaries of the Registrant	Filed with this Report

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report

23.2	Consent of Ernst & Young LLP	Filed with this Report

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

32.3	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report

99.1	Audited financial statements of Bluegreen Corporation for each of the years in the three year period ended December 31, 2010	Filed with this Report

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BFC FINANCIAL CORPORATION
April 8, 2011	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan		April 8, 2011
Alan B. Levan	Chairman of the Board, President and Chief Executive Officer

/s/ John E. Abdo		April 8, 2011
John E. Abdo	Vice Chairman of the Board

/s/ Seth M. Wise		April 8, 2011
Seth M. Wise	Executive Vice President and Director

/s/ John K. Grelle		April 8, 2011
John K. Grelle	Chief Financial Officer

/s/ Maria R. Scheker		April 8, 2011
Maria R. Scheker	Chief Accounting Officer

/s/ D. Keith Cobb		April 8, 2011
D. Keith Cobb	Director

/s/ Darwin Dornbush		April 8, 2011
Darwin Dornbush	Director

/s/ Oscar J. Holzmann		April 8, 2011
Oscar J. Holzmann	Director

/s/ Jarett Levan		April 8, 2011
Jarett Levan	Director

/s/ Alan Levy		April 8, 2011
Alan Levy	Director

/s/ Joel Levy		April 8, 2011
Joel Levy	Director

/s/ William Nicholson		April 8, 2011
William Nicholson	Director

/s/ Neil A. Sterling		April 8, 2011
Neil A. Sterling	Director