Form 10-Q
period 2011-03-31
BFC FINANCIAL CORP
filed 2011-05-16
CIK 315858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2011
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
YES ☐      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
The number of shares outstanding of each of the registrant’s classes of common stock as of May 10, 2011 is as follows:
Class A Common Stock of $.01 par value, 68,521,497 shares outstanding as of May 10, 2011.
Class B Common Stock of $.01 par value, 6,859,751 shares outstanding as of May 10, 2011.

BFC Financial Corporation

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
BFC Financial Corporation
Consolidated Statements of Financial Condition — Unaudited
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$164,845	178,868
Interest bearing deposits in other banks	656,424	455,538
Restricted cash (including held by variable interest entities (“VIE”) of $38,735 in 2011 and $41,243 in 2010)	60,954	62,249
Securities available for sale at fair value	414,499	465,020
Investment securities at cost or amortized cost (fair value: $1,833 in 2011 and $2,033 in 2010)	1,833	2,033
Tax certificates, net of allowance of $9,287 in 2011 and $8,811 in 2010	77,837	89,789
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	43,557	43,557
Loans held for sale	49,455	29,765
Loans receivable, net of allowance for loan losses of $155,051 in 2011 and $162,139 in 2010	2,813,530	3,009,721
Notes receivable (including gross securitized notes of $505,459 in 2011 and $533,479 in 2010) net of allowance of $86,370 in 2011 and $93,398 in 2010	556,452	574,969
Accrued interest receivable	20,601	22,010
Real estate inventory	337,188	343,497
Real estate owned and other repossessed assets	75,146	74,488
Investments in unconsolidated affiliates	12,869	12,455
Properties and equipment, net	213,788	218,665
Goodwill and intangible assets, net	89,834	91,159
Assets held for sale	36,909	37,334
Prepaid Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessment	18,823	22,008
Other assets	80,908	79,941

Total assets	$5,725,452	5,813,066

LIABILITIES AND EQUITY
Liabilities:
Interest bearing deposits	$2,735,701	2,758,032
Non-interest bearing deposits	878,873	792,012
Deposits held for sale	390,432	341,146

Total deposits	4,005,006	3,891,190
Advances from FHLB	45,000	170,000
Securities sold under agreements to repurchase	17,006	21,524
Other short term borrowings	1,367	1,240
Receivable-backed notes payable, (including $430,329 held by VIE in 2011 and $459,030 in 2010)	536,407	569,214
Notes and mortgage notes payable and other borrowings	228,867	239,571
Junior subordinated debentures	465,453	461,568
Deferred income taxes	30,457	28,663
Deferred gain on settlement of investment in subsidiary	—	11,305
Other liabilities	179,610	186,634

Total liabilities	5,509,173	5,580,909

Commitments and contingencies

Preferred stock of $.01 par value; authorized - 10,000,000 shares:
Redeemable 5% Cumulative Preferred Stock — $.01 par value; authorized 15,000 shares issued and outstanding 15,000 shares with redemption value of $1,000 per share	11,029	11,029

Equity:
Class A common stock of $.01 par value, authorized 150,000,000 shares; issued and outstanding 68,521,497 in 2011 and 2010	685	685
Class B common stock of $.01 par value, authorized 20,000,000 shares; issued and outstanding 6,859,751 in 2011 and 2010	69	69
Additional paid-in capital	231,522	230,748
Accumulated deficit	(91,652)	(88,853)
Accumulated other comprehensive (loss) income	(228)	223

Total BFC Financial Corporation (“BFC”) shareholders’ equity	140,396	142,872
Noncontrolling interests	64,854	78,256

Total equity	205,250	221,128

Total liabilities and equity	$5,725,452	5,813,066

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2011	2010
		(As Revised)
Revenues
Real Estate and Other:
Sales of real estate	$41,623	27,852
Other resorts and communities operations revenue	17,634	16,021
Other revenues	11,035	11,187
Interest income	22,433	24,214

	92,725	79,274

Financial Services:
Interest income	40,064	48,087
Service charges on deposits	12,032	15,048
Other service charges and fees	7,191	7,378
Securities activities, net	(24)	3,138
Other non-interest income	3,527	2,526

	62,790	76,177

Total revenues	155,515	155,451

Costs and Expenses
Real Estate and Other:
Cost of sales of real estate	9,675	8,103
Cost of sales of other resorts and communities operations	13,967	12,690
Interest expense, net of interest capitalized	18,625	21,258
Selling, general and administrative expenses	51,798	54,104

	94,065	96,155

Financial Services:
Interest expense	8,527	11,844
Provision for loan losses	27,812	30,755
Employee compensation and benefits	19,290	25,378
Occupancy and equipment	12,585	13,582
Advertising and promotion	1,695	1,944
Check losses	299	432
Professional fees	3,359	2,887
Supplies and postage	902	998
Telecommunication	575	534
Provision for tax certificates	779	733
Lease termination costs	(849)	—
Employee termination costs	(154)	—
Impairment of loans held for sale	628	—
Impairment of real estate owned	2,323	143
FDIC deposit insurance assessment	3,305	2,358
Other expenses	4,563	5,021

	85,639	96,609

Total costs and expenses	179,704	192,764

Gain on settlement of investment in subsidiary	11,305	—
Equity in earnings from unconsolidated affiliates	1,777	193
Other income	574	438

Loss from continuing operations before income taxes	(10,533)	(36,682)
Less: Provision (benefit) for income taxes	1,793	(3,831)

Loss from continuing operations	(12,326)	(32,851)
Loss from discontinued operations	—	(249)

Net loss	(12,326)	(33,100)
Less: Net loss attributable to noncontrolling interests	(9,715)	(13,320)

Net loss attributable to BFC	(2,611)	(19,780)
Preferred stock dividends	(188)	(188)

Net loss allocable to common stock	$(2,799)	(19,968)

(CONTINUED)
See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Operations — Unaudited
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2011	2010
		(As Revised)
Basic and Diluted (Loss) Earnings Per Common Share Attributable to BFC (Note 18):
Basic Loss Per Common Share
Loss per share from continuing operations	$(0.04)	(0.26)
Loss per share from discontinued operations	—	—

Net loss per common share	$(0.04)	(0.26)

Diluted Loss Per Common Share
Loss per share from continuing operations	$(0.04)	(0.26)
Loss per share from discontinued operations	—	—

Net loss per common share	$(0.04)	(0.26)

Basic weighted average number of common shares outstanding	75,381	75,376

Diluted weighted average number of common and common equivalent shares outstanding	75,381	75,376

Amounts attributable to BFC common shareholders:
Loss from continuing operations	$(2,799)	(19,719)
Loss from discontinued operations	—	(249)

Net loss	$(2,799)	(19,968)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Comprehensive Loss — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2011	2010
		(As Revised)
Net loss	$(12,326)	(33,100)

Other comprehensive income, net of tax:
Unrealized (losses) gains on securities available for sale, net of tax of $0 in 2011 and $969 in 2010	(864)	2,470
Realized gains reclassified into net loss	—	(3,139)

Other comprehensive income	(864)	(669)

Comprehensive loss	(13,190)	(33,769)
Less: Comprehensive loss attributable to noncontrolling interests	(10,128)	(14,712)

Total comprehensive loss attributable to BFC	$(3,062)	(19,057)

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statement of Changes in Equity — Unaudited
For the Three Months Ended March 31, 2011
(In thousands)

							Accumulated
							Other
							Compre-	Total	Non-
	Shares of Common		Class A	Class B	Additional		hensive	BFC	controlling
	Stock Outstanding		Common	Common	Paid-in	Accumulated	Income	Shareholders’	Interest in	Total
	Class A	Class B	Stock	Stock	Capital	Deficit	(Loss)	Equity	Subsidiaries	Equity

Balance, December 31, 2010	68,521	6,860	$685	$69	$230,748	$(88,853)	$223	$142,872	$78,256	$221,128
Net loss	—	—	—	—	—	(2,611)		(2,611)	(9,715)	(12,326)
Other comprehensive loss	—	—	—	—	—	—	(451)	(451)	(413)	(864)
Net effect of subsidiaries’ capital transactions attributable to BFC	—	—	—	—	609	—	—	609	—	609
Noncontrolling interest net effect of subsidiaries’ capital transactions	—	—	—	—	—	—	—	—	(3,274)	(3,274)
Cash dividends on 5% Preferred Stock	—	—	—	—	—	(188)	—	(188)	—	(188)
Share-based compensation related to stock options	—	—	—	—	165	—	—	165	—	165

Balance, March 31, 2011	68,521	6,860	$685	$69	$231,522	$(91,652)	$(228)	$140,396	$64,854	$205,250

See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2011	2010
		(As Revised)
Net cash provided by operating activities	$48,887	29,102

Investing activities:
Proceeds from redemption and maturity of investment securities and tax certificates	20,767	34,866
Purchase of investment securities and tax certificates	(9,415)	(21,953)
Purchase of securities available for sale	(8,149)	(13,351)
Proceeds from sales of securities available for sale	1,194	68,963
Proceeds from maturities of securities available for sale	56,282	32,138
Proceeds from the maturities of interest bearing deposits	2,480	—
Decrease in restricted cash	1,295	6,707
Distributions from unconsolidated affiliates	139	140
Net repayments of loans	135,346	118,217
Proceeds from the sales of loans transferred to held for sale	3,100	26,421
Improvements to real estate owned	—	(779)
Proceeds from sales of real estate owned	3,245	3,269
Proceeds from the sale of office property and equipment	106	539
Purchases of office property and equipment	(980)	(2,612)

Net cash provided by investing activities	205,410	252,565

Financing activities:
Net increase in deposits	113,815	93,871
Net repayments from FHLB advances	(125,010)	(130,000)
Net (decrease) increase in securities sold under agreements to repurchase	(4,518)	206
Increase (decrease) in short term borrowings	127	(175)
Prepayment of bonds payable	—	(661)
Repayment of notes, mortgage notes and bonds payable	(53,472)	(51,576)
Proceeds from notes, mortgage notes and bonds payable	9,238	8,205
Payments for debt issuance costs	(742)	—
Preferred stock dividends paid	(188)	(188)
Proceeds from issuance of BankAtlantic Bancorp Class A common stock to non-BFC shareholders	—	65
Non-controlling interest distributions	(3,871)	(134)

Net cash used in financing activities	(64,621)	(80,387)

Increase in cash and cash equivalents	189,676	201,280
Cash and cash equivalents at beginning of period	588,846	316,080
Cash and cash equivalents held for sale	(333)	—

Cash and cash equivalents at end of period	$778,189 (a)	517,360

(CONTINUED)

BFC Financial Corporation
Consolidated Statements of Cash Flows — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2011	2010
		(As Revised)
Supplemental cash flow information:
Interest paid on borrowings and deposits	$19,584	21,215
Income taxes paid	3,277	128
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	6,679	7,503
Long-lived assets held-for-use transferred to assets held for sale	—	1,919
Long-lived assets held-for-sale transferred to assets held for use	—	1,239
Decrease in BFC accumulated other comprehensive income, net of taxes	(451)	723
Net increase in BFC shareholders’ equity from the effect of subsidiaries’ capital transactions, net of taxes	609	814
Net decrease in equity resulting from cumulative effect of change in accounting principle	—	(2,569)

(a)	Includes interest bearing time deposits in other banks totaling $43.1 million as of March 31, 2011. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.
See Notes to Unaudited Consolidated Financial Statements.

BFC Financial Corporation
Notes to Unaudited Consolidated Financial Statements
1. Presentation of Interim Financial Statements
          BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana Inc. (“Benihana”). BFC also holds interests in other investments and subsidiaries. As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”).
          Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen and Woodbridge Holdings, LLC, a wholly-owned subsidiary of BFC (“Woodbridge”), are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At March 31, 2011, we owned approximately 52% of Bluegreen’s common stock and had an approximately 45% ownership interest and 70% voting interest in BankAtlantic Bancorp.
          Our business activities currently consist of (i) Real Estate and Other and (ii) Financial Services. We currently report our results of operations through six reportable segments. Our Real Estate and Other business activities include the following four reportable segments: BFC Activities; Real Estate Operations; and Bluegreen Resorts and Bluegreen Communities, the segments through which Bluegreen’s results of operations are reported. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and contain the other two reportable segments: BankAtlantic and BankAtlantic Bancorp Parent Company. See Note 15 for additional information about our segments.
          The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments, which include normal recurring adjustments, as are necessary for a fair statement of the Company’s consolidated financial condition at March 31, 2011; the consolidated results of operations, comprehensive loss and cash flows for the three months ended March 31, 2011 and 2010; and the changes in consolidated equity for the three months ended March 31, 2011. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All significant inter-company balances and transactions have been eliminated in consolidation. As used throughout this document, the term “fair value” reflects the Company’s estimate of fair value as discussed herein. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.
          Revisions to Consolidated Financial Statements
          On November 16, 2009, we purchased an additional 7.4 million shares of Bluegreen’s common stock. This share purchase increased our ownership interest in Bluegreen to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are deemed to have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results are consolidated in our financial statements. The Company accounted for the acquisition of a controlling interest in Bluegreen in accordance with the accounting guidance for business combinations, pursuant to which management was required to evaluate the fair value of Bluegreen’s assets and liabilities as of the acquisition date. As previously disclosed, the allocation of the purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and was subject to change within the measurement period as valuations were finalized. Additionally, any offset relating to amortization/accretion was also retrospectively adjusted in the appropriate periods. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, during the fourth quarter of 2010, the

Company finalized its valuations and adjusted the preliminary value assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the November 16, 2009 share acquisition date. These changes resulted in the following adjustments at December 31, 2009: a decrease of approximately $6.9 million to real estate inventory; an increase in other assets of approximately $3.5 million; an increase in other liabilities of approximately $4.1 million; and a decrease in deferred income taxes of approximately $7.1 million. Such adjustments resulted in a decrease to the “bargain purchase gain” related to the share acquisition for the year ended December 31, 2009 from $183.1 million to $182.8 million. The Company’s Consolidated Statement of Operations for the three months ended March 31, 2010 was revised to reflect the impact of the amortization/accretion associated with the above adjustments which resulted in a decrease to the net loss for the quarter of approximately $88,000 compared to the previously reported amount.
          Additionally, during the fourth quarter of 2010, management identified certain errors in its previously reported financial statements for 2010 and 2009. Because these errors were not material to the Company’s financial statements for 2010 or 2009, individually or in the aggregate, the Company revised its previously reported 2010 first, second and third quarter financial statements and its 2009 annual financial statements. These adjustments related to the following: the recognition of interest income associated with the acquired notes receivable in accordance with the accounting guidance Loans and Debt Securities with Deteriorated Credit Quality; an adjustment to the provision for loan losses for the acquired notes receivable; interest expense recognition for notes payable of certain defaulted debt at Woodbridge’s subsidiaries, Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”), at the defaulted interest rate, where the stated interest rate was previously used; the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income; and an adjustment to deferred taxes related to an impairment to real estate inventory which was reflected after November 16, 2009 and accounted for as a temporary difference, which should have been included in the determination of deferred taxes at the acquisition date, as part of the Bluegreen purchase price allocation.
          The Company’s financial statements for the three months ended March 31, 2010 contained herein reflect the adjustments and revisions described above. The Company will present the impact of these adjustments and revisions for the three and six months ended June 30, 2010 and for the three and nine months ended September 30, 2010 in future filings when it discloses them as comparable periods. The quarterly period adjustments and revisions were previously disclosed in Note 40 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

          The following table summarizes the quarterly results for the three months ended March 31, 2010 as it was previously reported and as revised (in thousands):

		For the Three Months Ended
		March 31, 2010
			(As Previously
		(As Revised)	Reported)
Revenues	(1)	$155,451	152,180
Costs and expenses	(2)	192,764	192,780

		(37,313)	(40,600)
Equity in earnings from unconsolidated affiliates		193	4
Other income		438	754

Loss from continuing operations before income taxes		(36,682)	(39,842)
Less: Benefit for income taxes	(3)	(3,831)	(4,591)

Loss from continuing operations		(32,851)	(35,251)
Discontinued operations, net of income tax		(249)	(249)

Net loss		(33,100)	(35,500)
Less: Net loss attributable to noncontrolling interests	(4)	(13,320)	(14,665)

Net loss attributable to BFC		(19,780)	(20,835)
Preferred Stock dividends		(188)	(188)

Net loss allocable to common stock		$(19,968)	(21,023)

Basic Loss per Common Share
Loss per share from continuing operations		$(0.26)	(0.28)
Loss per share from discontinued operations		—	—

Net loss per common share		$(0.26)	(0.28)

Diluted Loss per Common Share
Loss per share from continuing operations		$(0.26)	(0.28)
Loss per share from discontinued operations		—	—

Net loss per common share		$(0.26)	(0.28)

1)	Includes revisions related to the provision for loan losses and recognition of interest income in accordance with the accounting guidance for Loans and Debt Securities with Deteriorated Credit Quality for Bluegreen’s acquired notes receivable. The revisions increased revenues by approximately $4.4 million for the quarter ended March 31, 2010.

2)	Includes certain revisions related to the interest rates used in the calculation of interest expense on defaulted notes payable at Core Communities and Carolina Oak and revisions related to the subsequent amortization from the measurement period adjustments of real estate inventory and certain contracts in connection with the Bluegreen share purchase. These revisions resulted in an increase to costs and expenses by $1.3 million for the quarter ended March 31, 2010.

3)	Includes tax adjustments as they relate to the revisions noted above and the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income at BankAtlantic Bancorp and BFC, which resulted in a net decrease of $760,000 in the tax benefit for the quarter ended March 31, 2010.

4)	As a result of the revisions noted above, the net loss attributable to noncontrolling interests decreased by $1.3 million for the quarter ended March 31, 2010.

          The principal amount of BankAtlantic Bancorp loans set forth in the table in Note 10 to the Company’s financial statements in the Company’s Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios at loan origination. The table below labeled “As Corrected” reflects loan-to-value ratios as of December 31, 2010 based on first quarter of 2010 valuations. The table below labeled “As Reported” reflects the table contained in the Form 10-K for the year ended December 31, 2010 which reflects loan-to-value ratios at origination.

	As Reported		As Corrected
	As of December 31, 2010		As of December 31, 2010
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available	$—	78,031	59,520	185,610
=<60%	107,063	144,744	47,605	145,075
60.1% - 70%	118,679	103,891	33,005	49,732
70.1% - 80%	290,840	309,925	37,808	48,586
80.1% - 90%	17,055	23,982	47,574	47,039
>90.1%	16,609	13,212	324,734	197,743

Total	$550,246	673,785	550,246	673,785

2. Liquidity and Regulatory Considerations
BFC
          Liquidity Considerations
          Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, including tax refunds received as a result of tax law changes, short-term investments, and dividends from Benihana. We also expect to receive an additional $7.5 million tax refund, net of amounts payable under the settlement agreement related to the bankruptcy filing of Levitt and Sons LLC and substantially all of its subsidiaries, as discussed in Note 16 below.
          We intend to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, including participations in BankAtlantic Bancorp’s recently announced rights offering, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2010 or 2009, or during the three months ended March 31, 2011.
          During June and July 2010, BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s rights offering. The aggregate purchase price for those shares was $15.0 million. BFC exercised its basic subscription rights to purchase 5,986,865 shares, and the remaining 4,013,135 shares were acquired by BFC pursuant to its over-subscription request. The shares acquired in the rights offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71% as of July 2010. BankAtlantic Bancorp recently announced its intention to pursue a new rights offering to its shareholders of up to $30 million of its Class A Common Stock. We currently intend to support the rights offering and have indicated our willingness to participate; however, the amount of our investment in the rights offering has not yet been determined by our Board of Directors.
          Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic

Bancorp is currently prohibited from paying dividends on its common stock without first receiving the written non-objection of the OTS. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that it may continue to defer such interest payments for the foreseeable future. Furthermore, BFC has not received cash dividends from Bluegreen and does not expect to receive cash dividends from Bluegreen in the foreseeable future. Certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends.
          We believe that our current financial condition and credit relationships, together with anticipated cash flows from operating activities and other sources of funds, including tax refunds and, if determined to be advisable, proceeds from the disposition of certain properties or investments, will allow us to meet our anticipated near-term liquidity needs at least through March 31, 2012. With respect to long-term liquidity requirements, we may also seek to raise funds, subject to compliance with our commitment to the OTS described below, through the incurrence of long-term secured or unsecured indebtedness, the issuance of equity and/or debt securities or through the sale of assets; however these alternatives may not be available to us on attractive terms, or at all.
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
          As described below, BankAtlantic Bancorp and BankAtlantic each entered into Cease and Desist Orders with the OTS during February 2011. (See “BankAtlantic Bancorp and BankAtlantic — Regulatory Considerations” below for a discussion regarding the terms of the Cease and Desist Orders.) Based on its ownership interest in BankAtlantic Bancorp, BFC may in the future be required to enter into a Cease and Desist Order with the OTS addressing its ownership and oversight of those companies.
Woodbridge
          The development activities at Carolina Oak which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. Woodbridge was the obligor under a $37.2 million loan that was collateralized by the Carolina Oak property. During November 2009, the lender filed an action against Woodbridge and Carolina Oak alleging default under a promissory note and breach of a guaranty related to the loan. During December 2009, the OTS closed the lender and appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. The FDIC subsequently sold the loan to an investor group. Effective April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with the investor group to resolve the disputes and litigation between them. Under the terms and conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the investor group, (ii) Carolina Oak conveyed to the investor group the real property securing the loan and (iii) the investor group agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. At March 31, 2011, the carrying amount of Carolina Oak’s inventory was approximately $10.8 million.
          On September 21, 2009, BFC consummated its merger with Woodbridge pursuant to which Woodbridge merged with and into a wholly-owned subsidiary of BFC. Under Florida law, holders of Woodbridge’s Class A Common Stock who did not vote to approve our merger with Woodbridge and who properly asserted and exercised their appraisal rights with respect to their shares (“Dissenting Holders”) are entitled to receive a cash payment in an amount equal to the fair value of their shares (as determined in accordance with the provisions of Florida law) in lieu of the shares of BFC’s Class A Common Stock which they would otherwise have been entitled to receive. Dissenting Holders, who owned in the aggregate approximately 4.6 million shares of Woodbridge’s Class A Common Stock, provided written notice to Woodbridge regarding their intent to exercise their appraisal rights. In accordance with Florida law, Woodbridge provided written notices and required forms to the Dissenting Holders setting forth, among other things, its determination that the fair value of Woodbridge’s Class A Common Stock immediately prior to the effectiveness of the merger was $1.10 per share. Dissenting Holders were required to return their appraisal forms by November 10, 2009 and indicate on their appraisal forms whether the Dissenting Holder chose to (i) accept Woodbridge’s offer of $1.10 per share or (ii) demand payment of the fair value estimate determined by the Dissenting Holder plus interest. One Dissenting Holder, which held approximately 400,000 shares of Woodbridge’s Class A Common Stock, has withdrawn its shares from the appraisal rights process, while the remaining Dissenting Holders, who collectively held approximately 4.2 million shares of Woodbridge’s Class A Common Stock, have rejected Woodbridge’s offer of $1.10 per share and requested payment for their shares based on their respective fair value estimates of Woodbridge’s Class A Common Stock. In December 2009, the Company recorded a $4.6 million liability with a corresponding reduction to additional paid-in capital representing, in the aggregate, Woodbridge’s offer to the Dissenting Holders. The appraisal rights litigation thereafter commenced and is currently ongoing. The outcome of the litigation is uncertain and there is no assurance as to the amount of cash that will be required to be paid to the Dissenting Holders, which amount may be greater than the $4.6 million that we have accrued.
Core Communities
          Historically, the activities of Core Communities focused on the development of a master-planned community in Port St. Lucie, Florida called Tradition, Florida and a community outside of Hardeeville, South Carolina called Tradition Hilton Head. Until 2009, Tradition, Florida was in active development as was Tradition Hilton Head, although in a much earlier stage.
          During 2010, demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties were located. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with the various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefore, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In connection therewith, and in accordance with the accounting guidance for consolidation, the Company recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. Core received its general release of liability, and accordingly the deferred gain on settlement of investment in subsidiary was recognized into income, during the three months ended March 31, 2011.
          In December 2010, Core and one of its subsidiaries entered agreements, including without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefore, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and accordingly, a $13.0 million gain on debt extinguishment was recognized in December 2010.

BankAtlantic Bancorp and BankAtlantic
Regulatory Considerations
          On February 23, 2011, the BankAtlantic Bancorp at its parent company level (“BankAtlantic Bancorp Parent Company”) and BankAtlantic, each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), BankAtlantic Bancorp Parent Company’s and BankAtlantic’s primary regulator. The Order to Cease and Desist to which BankAtlantic Bancorp Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to BankAtlantic Bancorp’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS’s recent examination. BankAtlantic Bancorp Parent Company submitted updated written plans to the OTS that address, among other things, how BankAtlantic Bancorp Parent Company intends to maintain and enhance its and BankAtlantic’s capital and set forth BankAtlantic Bancorp Parent Company’s business plan for the year ending December 31, 2011. In addition, under the terms of the Company Order, BankAtlantic Bancorp Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the OTS, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. BankAtlantic Bancorp Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.
          Pursuant to the terms of the Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At March 31, 2011, BankAtlantic had a tier 1 (core) capital ratio of 5.97% and a total risk-based capital ratio of 11.77%. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OTS certain written plans, including a capital plan, a revised business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to attain and maintain the increased capital ratio requirements, or upon any written request from the OTS, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OTS to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OTS. Separately, the OTS has confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OTS. The Orders also include certain restrictions on compensation paid to the senior executive officers of BankAtlantic Bancorp Parent Company and BankAtlantic, and restrictions on agreements with affiliates.
          BankAtlantic Bancorp Parent Company and BankAtlantic will seek to meet the higher capital requirements of the Bank Order through the estimated financial impact upon consummation of the proposed sale to PNC Financial Services Group, Inc. of BankAtlantic’s Tampa branch network anticipated to close in June 2011, subject to customary closing conditions and regulatory requirements, and through other efforts that may include the issuance of BankAtlantic Bancorp’s Class A Common Stock through a public or private offering, and specifically through the rights offering to BankAtlantic Bancorp’s shareholders announced on May 2, 2011. BankAtlantic is also pursuing other initiatives to improve its regulatory capital position including: operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that BankAtlantic Bancorp Parent Company or BankAtlantic will be able to execute these or other strategies in order to meet and maintain BankAtlantic’s new minimum regulatory capital levels by the required time frames.
          Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OTS. No fines or penalties were imposed in connection with either Order. While the Orders formalize steps that BankAtlantic Bancorp believes are already underway, if there is any material failure by BankAtlantic Bancorp Parent Company or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if BankAtlantic Bancorp is unable to raise required additional capital, successfully execute its plans, or comply with other regulatory requirements, then the OTS could take further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. Any such action would have a material adverse effect on BankAtlantic Bancorp’s business, results of operations and financial position.
          Liquidity Considerations
          Both BankAtlantic Bancorp Parent Company and BankAtlantic actively manage liquidity and cash flow needs. BankAtlantic Bancorp Parent Company had cash of $13.1 million as of March 31, 2011. BankAtlantic Bancorp Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $73.1 million would be due in December 2013 if interest is deferred until that date. BankAtlantic Bancorp Parent Company’s operating expenses for the year ended December 31, 2010 were $6.4 million and $1.0 million during the three months ended March 31, 2011. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”), as well as the Treasury and Federal Reserve lending programs.
          As of March 31, 2011, BankAtlantic had $760 million of cash and short-term investments and approximately $920 million of available unused borrowings, consisting of $589 million of unused FHLB line of credit capacity, $297 million of unpledged securities, and $34 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease. Based on current and expected liquidity needs and sources, BankAtlantic Bancorp expects to be able to meet its obligations at least through March 31, 2012.
3. Bluegreen Share Acquisition
          As described above, on November 16, 2009, we purchased approximately 7.4 million shares of the common stock of Bluegreen for an aggregate purchase price of approximately $23 million, increasing our interest from 9.5 million shares, or 29%, of Bluegreen’s common stock to 16.9 million shares, or 52%, of Bluegreen’s common stock. As a result, we hold a controlling interest in Bluegreen and, under GAAP, consolidate Bluegreen and all of Bluegreen’s consolidated entities into our financial statements. The operating results of Bluegreen are included in the Company’s Bluegreen Resorts and Bluegreen Communities segments.
          See Revisions to Consolidated Financial Statements under Note 1 above for a discussion regarding adjustments made to our previously reported financial statements resulting from our finalization during the fourth quarter of 2010 of our valuation of Bluegreen’s assets and liabilities as of the November 16, 2009 share acquisition date.

4. Discontinued Operations
          In December 2009, Core Communities reinitiated efforts to sell two of its commercial leasing projects (sometimes referred to herein as the “Projects”) and began soliciting bids from several potential buyers to purchase assets associated with the Projects. Accordingly, the results of operations for the Projects are included in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2010 as discontinued operations. On June 10, 2010, Core sold the Projects to Inland Real Estate Acquisition, Inc. (“Inland”) for approximately $75.4 million. As a result of the sale, Core realized a gain on sale of discontinued operations of approximately $2.6 million in the second quarter of 2010. In connection with the sale, the outstanding balance of the loans related to the assets held for sale was reduced to approximately $800,000 as a result of negotiations with the lender. Core used the proceeds from the sale to repay these loans. As a result, Core was released from its obligations to the lender with respect to the loans.
          The following table summarizes the results of operations for the Projects during the three months ended March 31, 2010 (in thousands):

March 31,
2010
Revenue and other income	$1,834
Costs and expenses	2,083

Loss before income taxes	(249)
Benefit for income taxes	—

Loss from discontinued operations	$(249)

5. Assets Held for Sale
          In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution. The purchasing financial institution has agreed to pay i) a 10% premium for the deposits plus ii) the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities. The purchasing financial institution and BankAtlantic have each received regulatory approval for the transaction. The transaction is anticipated to close during June 2011, subject to customary closing conditions and regulatory requirements.
          The assets and liabilities associated with the Tampa branches were as follows (in thousands):

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$6,184	5,850
Office properties and equipment	30,725	31,484

Total assets held for sale	$36,909	37,334

LIABILITIES
Interest bearing deposits	$294,746	255,630
Non-interest bearing deposits	95,686	85,516

Total deposits	390,432	341,146
Accrued interest payable	79	87

Total liabilities held for sale	$390,511	341,233

6. Fair Value Measurement
          The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$103,790	—	103,790	—
REMICS (1)	59,254	—	59,254	—
Agency bonds	60,166	—	60,166	—
Municipal bonds	133,918	—	133,918	—
Taxable securities	17,620	—	17,620	—
Benihana Convertible Preferred Stock	20,951	—	—	20,951
Other equity securities	18,800	18,800	—	—

Total	$414,499	18,800	374,748	20,951

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$112,042	—	112,042	—
REMICS(1)	68,841	—	68,841	—
Agency bonds	60,143	—	60,143	—
Municipal bonds	162,123	—	162,123	—
Taxable securities	19,922	—	19,922	—
Foreign currency put options	24	24	—	—
Benihana Convertible Preferred Stock	21,106	—	—	21,106
Other equity securities	20,819	20,819	—	—

Total	$465,020	20,843	423,071	21,106

(1)	Real estate mortgage investment conduits (REMICS) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
          There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements at March 31, 2011 or December 31, 2010.

          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in thousands):

Benihana
Convertible
Preferred Stock
Beginning Balance	$21,106
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Cumulative effect of change in accounting principle	—
Included in other comprehensive loss	(155)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 31, 2011	$20,951

          The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

	Retained
	Interests in		Benihana
	Notes		Convertible	Equity
	Receivable Sold	Bonds	Preferred Stock	Securities	Total

Beginning Balance	$26,340	250	17,766	—	44,356
Total gains and losses (realized/unrealized)
Cumulative effect of change in accounting principle	(26,340)	—	—	—	(26,340)
Included in other comprehensive income	—	—	2,481	—	2,481
Purchases, issuances, and settlements	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at March 31, 2010	$—	250	20,247	—	20,497

          The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.
          The fair values of agency bonds, municipal bonds, taxable bonds, mortgage-backed securities and REMICs are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that BankAtlantic Bancorp owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, BankAtlantic Bancorp reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. BankAtlantic Bancorp reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.
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
          The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs as of December 31, 2010.

          The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the shares of Benihana’s Common Stock that BFC would receive upon conversion of its shares of Benihana Convertible Preferred Stock.
          The following tables present major categories of assets measured at fair value on a non-recurring basis as of March 31, 2011 and 2010 (in thousands):

	Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairment (1)
	As of	for Identical	Other Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011

Loans measured for impairment using the fair value of the underlying collateral	$238,540	—	—	238,540	14,497
Impairment of loans held for sale	33,664	—	—	33,664	4,479
Impairment of real estate owned	19,728	—	—	19,728	2,323

Total	$291,932	—	—	291,932	21,299

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments(1)
	As of	for Identical	Other Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2010	(Level 1)	(Level 2)	(Level 3)	March 31, 2010

Loans measured for impairment using the fair value of the collateral	$189,832	—	—	189,832	21,581
Impaired real estate owned	665	—	—	665	143

Total	$190,497	—	—	190,497	21,724

(1)	Total impairments represent the amount of loss recognized during the three months ended March 31, 2011 and 2010 on assets that were measured at fair value as of those dates.
          There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
          Loans Receivable Measured For Impairment
          Impaired loans are generally valued based on the fair value of the underlying collateral. BankAtlantic Bancorp primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BankAtlantic Bancorp uses its judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral uses Level 3 inputs. BankAtlantic Bancorp generally uses third party broker price opinions or an automated valuation service to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-downs when these loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in the determination of the fair values.

          Loans Held for Sale
          Loans held for sale are valued using an income approach with Level 3 inputs as market quotes or sale transactions of similar loans are generally not available. The fair value is estimated by discounting forecasted cash flows using a discount rate that reflects the risks inherent in the loans held for sale portfolio. For non-performing loans held for sale the forecasted cash flows are based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.
          Impaired Real Estate Owned
          Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered Level 3 inputs.
Financial Disclosures about Fair Value of Financial Instruments
          The following table presents information for financial instruments at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$164,845	164,845	178,868	178,868
Interest bearing deposits in other banks	656,424	656,424	455,538	455,538
Restricted cash	60,954	60,954	62,249	62,249
Securities available for sale	414,499	414,499	465,020	465,020
Investment securities	1,833	1,833	2,033	2,033
Tax certificates	77,837	78,523	89,789	90,738
Federal home loan bank stock	43,557	43,557	43,557	43,557
Loans receivable including loans held for sale, net	2,862,985	2,565,616	3,039,486	2,689,890
Notes receivable	556,452	591,000	574,969	623,000

Financial liabilities:
Deposits	$4,005,006	4,009,428	3,891,190	3,893,807
Advances from FHLB	45,000	44,994	170,000	170,038
Securities sold under agreements to repurchase and other short term borrowings	18,373	18,373	22,764	22,764
Receivable-backed notes payable	536,407	520,039	569,214	560,728
Notes and mortgage notes payable and other borrowings	228,867	227,865	239,571	224,866
Junior subordinated debentures	465,453	249,922	461,568	220,080
          Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs, it is possible that the Company or its subsidiaries may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. These fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

          Interest bearing deposits in other banks include $43.1 million of certificates of deposit guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.
          The fair value of tax certificates was calculated using the income approach with Level 3 inputs. The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.
          The fair value of FHLB stock is its carrying amount.
          Fair values are estimated for BankAtlantic Bancorp loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.
          The fair value of BankAtlantic Bancorp’s performing loans is calculated by using an income approach with Level 3 inputs. These fair values are estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions. Management of BankAtlantic Bancorp assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades and delinquency status.
          The estimated fair value of notes receivable is based on estimated future cash flows considering contractual payments and estimates of prepayments and defaults, discounted at a market rate (the rate at which similar loans with similar maturities would be made to borrowers with similar credit risk).
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
          In determining the fair value of BankAtlantic Bancorp’s junior subordinated debentures, BankAtlantic Bancorp used NASDAQ price quotes available with respect to its $69.0 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $257.0 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no trading markets, sales history, liquidity or readily determinable source for valuation. BankAtlantic Bancorp has deferred the payment of interest with respect to all of its junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at March 31, 2011 and December 31, 2010, and as a practical alternative, BankAtlantic Bancorp used the NASDAQ price quotes of the public debentures to value its remaining outstanding junior subordinated debentures whether privately held or publicly traded.
          The estimated fair value of Woodbridge’s and Bluegreen’s junior subordinated debentures in the aggregate amount of $133.6 million and $115.7 million as of March 31, 2011 and December 31, 2010, respectively, were based on the discounted value of contractual cash flows at a market discount rate or market price quotes from the over-the-counter bond market.
          Derivatives
          The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not considered significant. See Note 16 for the contractual amounts of BankAtlantic’s financial instrument commitments.
          During the second quarter of 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At March 31, 2011, BankAtlantic had $7.1 million of foreign currency in cruise ship ATMs and recognized $0.4 million of foreign currency unrealized exchange gains which were included in other income in the Company’s statement of operations for the three months ended March 31, 2011. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs. The terms of the put options and the fair value as of March 31, 2011 were as follows (in thousands, except strike price):

Contract	Expiration	Strike		Fair
Amount	Date	Price	Premium	Value

€400	11-Apr	$1.34	$31	—

€400			$31	—

          Included in Financial Services — securities activities, net in the Company’s statement of operations were $24,000 of unrealized losses associated with the above put options for the three months ended March 31, 2011.
7. Securities Available for Sale
          The following tables summarize securities available for sale (in thousands):

	As of March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$97,370	6,420	—	103,790
Agency bonds	60,000	166	—	60,166
REMICS	56,957	2,297	—	59,254

Total	214,327	8,883	—	223,210

Investment securities:
Municipal bonds	133,747	171	—	133,918
Other bonds	17,624	8	12	17,620
Benihana Convertible Preferred Stock	16,426	4,525	—	20,951
Equity and other securities	18,624	178	2	18,800

Total investment securities	186,421	4,882	14	191,289

Total	$400,748	13,765	14	414,499

	As of December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$105,219	6,823	—	112,042
Agency bonds	60,000	143	—	60,143
REMICS	66,034	2,807	—	68,841

Total	231,253	9,773	—	241,026

Investment securities:
Municipal bonds	162,113	33	23	162,123
Other bonds	19,936	8	22	19,922
Benihana Convertible Preferred Stock	16,426	4,680	—	21,106
Equity and other securities	20,634	188	3	20,819

Total investment securities	219,109	4,909	48	223,970

Derivatives	24	—	—	24

Total	$450,386	14,682	48	465,020

          The following tables show the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Taxable Securities	$12,767	12	—	—	12,767	12
Equity securities	—	—	8	2	8	2

Total available for sale securities:	$12,767	12	8	2	12,775	14

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	$90,413	(23)	—	—	90,413	(23)
Taxable securities	15,155	(22)	—	—	15,155	(22)
Equity securities	—	—	7	(3)	7	(3)

Total available for sale securities	$105,568	(45)	7	(3)	105,575	(48)

          The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months are primarily the result of interest rate changes. BankAtlantic Bancorp expects to receive cash proceeds for its entire investment upon maturity.
          The unrealized loss on equity securities at March 31, 2011 and December 31, 2010 were not significant. Accordingly, the Company did not consider these investments other-than-temporarily impaired at March 31, 2011 and December 31, 2010.

          The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
March 31, 2011 (1)	Cost	Value
Due within one year	$150,113	150,272
Due after one year, but within five years	61,347	61,524
Due after five years, but within ten years	19,775	20,500
Due after ten years	134,463	142,452

Total	$365,698	374,748

(1)	Scheduled maturities in the above table are based on contractual maturities which may vary significantly from actual maturities due to prepayments.
     Included in Financial Services — securities activities, net were (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Gross gains on securities sales	$—	3,138

Gross losses on securities sales	24	—

Proceed from sales of securities	—	46,907

BFC — Benihana Investment
          During 2004, the Company purchased 800,000 shares of Benihana Series B Convertible Preferred Stock (“Convertible Preferred Stock”) for $25.00 per share. The Convertible Preferred Stock is convertible into an aggregate of 1,578,943 shares of Benihana’s Common Stock at a conversion price of $12.67 per share of Convertible Preferred Stock, subject to adjustment from time to time upon certain defined events. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximately 19% voting interest and an approximately 9% economic interest in Benihana.
          Except as provided by Delaware law, the shares of the Convertible Preferred Stock have voting rights on an “as if converted” basis together with Benihana’s Common Stock on all matters put to a vote of the holders of Benihana’s Common Stock. The approval of a majority of the holders of the Convertible Preferred Stock then outstanding, voting as a single class, are required for certain events outside the ordinary course of business. Holders of the Convertible Preferred Stock are entitled to receive cumulative quarterly dividends at an annual rate equal to $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption at the original issue price of $20 million plus accumulated dividends on July 2, 2014 unless the Company elects to extend the mandatory redemption date to a later date not to extend beyond July 2, 2024. At March 31, 2011, the closing price of Benihana’s Common Stock was $8.43 per share. The market value of the Convertible Preferred Stock if converted at March 31, 2011 would have been approximately $13.3 million. During July 2010, Benihana announced its intention to engage in a formal review of strategic alternatives, including a possible sale of the company. In the event that a sale transaction is consummated at a time when the Company continues to hold all 800,000 shares of the Convertible Preferred Stock, the Company would receive a minimum of $20 million in consideration for its shares of the Convertible Preferred Stock.
          At March 31, 2011, the Company’s estimated fair value of its investment in Benihana’s Convertible Preferred Stock was approximately $21.0 million. The estimated fair value of the Company’s investment in Benihana’s Convertible Preferred Stock was assessed using the income approach with Level 3 inputs by discounting future cash flows at a market discount rate combined with the fair value of the underlying shares of Benihana’s Common Stock that the Company would receive upon conversion of its shares of Benihana’s Convertible Preferred Stock.

8. Loans Receivable
          The consolidated loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Commercial non-real estate	$132,456	135,588
Commercial real estate:
Residential	115,775	133,155
Land	35,701	58,040
Owner occupied	104,704	111,097
Other	582,724	592,538
Small Business:	—	—
Real estate	200,394	203,479
Non-real estate	95,822	99,190
Consumer:	—	—
Consumer — home equity	590,771	604,228
Consumer other	15,633	16,068
Deposit overdrafts	3,717	3,091
Residential:	—	—
Residential-interest only	475,683	541,788
Residential-amortizing	613,167	671,948

Total gross loans	2,966,547	3,170,210

Adjustments:
Premiums, discounts and net deferred fees	2,034	1,650
Allowance for loan losses	(155,051)	(162,139)

Loans receivable — net	$2,813,530	3,009,721

Loans held for sale	$49,455	29,765

          BankAtlantic Bancorp’s loans held for sale as of March 31, 2011 consisted of $25.1 million of residential loans transferred from held-for-investment to held-for-sale classification during the three months ended March 31, 2011, $22.9 million of commercial loans and $1.5 million of residential loans originated for sale. BankAtlantic Bancorp’s loans held for sale as of December 31, 2010 consisted of $27.9 million of commercial real estate loans transferred from held-for-investment to held-for-sale classification during the fourth quarter of 2010 and $1.8 million of residential loans originated for sale. BankAtlantic Bancorp transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future. BankAtlantic Bancorp recognized a $64,000 loss on the sale of loans held for sale for the three months ended March 31, 2011 and a $54,000 gain on the sale of loans held for sale during the three months ended March 31, 2010.
          The recorded investment (recorded investment represents unpaid principal balance less charge downs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

	March 31,	December 31,
Loan Class	2011	2010
Commercial non-real estate	$17,384	17,659
Commercial real estate:
Residential	87,343	95,482
Land	20,157	27,260
Owner occupied	7,334	4,870
Other	134,788	128,658
Small business:
Real estate	9,841	8,928
Non-real estate	2,331	1,951
Consumer	13,231	14,120
Residential:
Residential-interest only	37,463	38,900
Residential-amortizing	44,092	47,639

Total	$373,964	385,467

          An analysis of the age of the recorded investment in loans receivable and loans held for sale as of March 31, 2011 and December 31, 2010 that were past due were as follows (in thousands):

	31-59 Days	60-89 Days	90 Days	Total		Loans
March 31, 2011	Past Due	Past Due	or More	Past Due	Current	Receivable (1)
Commercial non-real estate	$21,779	—	13,373	35,152	97,304	132,456
Commercial real estate:
Residential	1,961	—	51,423	53,384	67,304	120,688
Land	—	303	16,413	16,716	28,072	44,788
Owner occupied	866	—	3,861	4,727	101,458	106,185
Other	9,417	2,451	53,197	65,065	527,112	592,177
Small business:
Real estate	1,932	1,632	6,618	10,182	190,212	200,394
Non-real estate	17	425	—	442	95,380	95,822
Consumer	6,645	5,332	13,234	25,211	584,910	610,121
Residential:
Residential-interest only	3,633	5,649	37,249	46,531	447,533	494,064
Residential-amortizing	6,899	4,669	43,702	55,270	573,970	629,240

Total	$53,149	20,461	239,070	312,680	2,713,256	3,025,935

(1)	Total loans receivable exclude purchase accounting of $7.9 million in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2010	Past Due	Past Due	or More (1)	Past Due	Current	Receivable (2)

Commercial non-real estate	$—	—	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	—	53,791	58,491	84,325	142,816
Land	—	—	23,803	23,803	34,237	58,040
Owner occupied	—	—	3,862	3,862	107,235	111,097
Other	—	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	—	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	BankAtlantic Bancorp had no loans greater than 90 days and accruing.

(2)	Total loans receivable exclude purchase accounting of $8.5 million in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.

          The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-offs:	(464)	(11,277)	(2,611)	(7,814)	(8,011)	(30,177)
Recoveries :	791	718	310	408	131	2,358
Provision :	(405)	7,232	912	2,874	17,199	27,812
Transfer to held for sale:	—	(1,390)	—	—	(5,691)	(7,081)

Ending balance	$10,708	79,142	10,125	27,511	27,565	155,051

Ending balance individually evaluated for impairment	$9,024	59,274	1,565	1,453	7,369	78,685
Ending balance collectively evaluated for impairment	1,684	19,868	8,560	26,058	20,196	76,366

Total	$10,708	79,142	10,125	27,511	27,565	155,051

Loans receivable:
Ending balance individually evaluated for impairment	$16,495	343,809	10,562	24,033	84,667	479,566
Ending balance collectively evaluated for impairment	$115,961	520,029	285,654	586,088	1,038,637	2,546,369

Total (1)	$132,456	863,838	296,216	610,121	1,123,304	3,025,935

Purchases of loans	$—	—	—	—	3,864	3,864

Proceeds from loan sales	$—	3,100	—	—	7,618	10,718

Transfer to held for sale	$—	2,450	—	—	25,072	27,522

(1)	Total loans receivable exclude purchase accounting of $7.9 million in connection with BFC’s share acquisitions of BankAtlantic Bancorp in 2008. The 2008 share acquisitions were accounted for as step acquisitions under the purchase method of accounting then in effect.
          Activity in the allowance for loan losses for the three months ended March 31, 2010 was as follows (in thousands):

For The Three
Months Ended
March 31, 2010
Balance, beginning of period	$187,218
Loans charged-off	(41,423)
Recoveries of loans previously charged-off	1,047

Net charge-offs	(40,376)
Provision for loan losses	30,755

Balance, end of period	$177,597

Impaired Loans — Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated based on BankAtlantic Bancorp’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if the loan is collateral dependent. BankAtlantic generally measures loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.
          Impaired loans as of March 31, 2011 were as follows (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With an allowance recorded:
Commercial non-real estate	$15,106	15,106	9,024	15,958	16
Commercial real estate:
Residential	93,919	126,982	21,299	87,825	435
Land	5,428	5,428	1,652	10,319	42
Owner occupied	4,165	4,165	667	2,930	—
Other	114,736	118,006	35,657	105,215	404
Small business:
Real estate	7,982	7,982	269	5,292	14
Non-real estate	1,948	1,948	1,296	1,864	17
Consumer	17,248	18,286	1,453	10,489	—
Residential:
Residential-interest only	17,458	22,376	4,097	24,632	—
Residential-amortizing	15,802	19,177	3,272	20,211	—

Total with allowance recorded	$293,792	339,456	78,686	284,735	928

With no related allowance recorded:
Commercial non-real estate	$2,925	2,925	—	2,211	7
Commercial real estate:
Residential	24,416	58,741	—	34,626	91
Land	16,716	51,431	—	15,378	—
Owner occupied	3,916	3,916	—	3,919	36
Other	79,167	93,372	—	80,269	614
Small business:
Real estate	9,461	11,026	—	12,594	148
Non-real estate	805	971	—	489	14
Consumer	9,326	12,791	—	16,178	111
Residential:
Residential-interest only	20,339	32,282	—	13,883	4
Residential-amortizing	31,425	42,450	—	28,544	34

Total with no allowance recorded	$198,496	309,905	—	208,091	1,059

Commercial non-real estate	$18,031	18,031	9,024	18,169	23
Commercial real estate	342,463	462,041	59,275	340,481	1,622
Small business	20,196	21,927	1,565	20,239	193
Consumer	26,574	31,077	1,453	26,667	111
Residential	85,024	116,285	7,369	87,270	38

Total	$492,288	649,361	78,686	492,826	1,987

          Impaired loans as of December 31, 2010 were as follows (in thousands):

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With a related allowance recorded :
Commercial non-real estate	$16,809	16,809	9,850	14,850	—
Commercial real estate:
Residential	81,731	87,739	21,298	86,868	778
Land	15,209	15,209	8,156	21,010	18
Owner occupied	1,695	1,695	335	5,366	—
Other	95,693	96,873	33,197	96,800	—
Small business:
Real estate	2,602	2,602	1,733	2,838	21
Non-real estate	1,779	1,779	1,203	2,015	—
Consumer	3,729	5,029	1,791	4,665	—
Residential:
Residential-interest only	31,805	39,451	6,741	24,327	17
Residential-amortizing	24,619	28,712	5,293	16,525	34

Total with a related allowance recorded	$275,671	295,898	89,597	275,264	868

With no related allowance recorded:
Commercial non-real estate	$1,497	1,497	—	4,799	15
Commercial real estate:
Residential	44,835	116,092	—	42,295	267
Land	14,039	43,846	—	25,847	19
Owner occupied	3,922	3,922	—	3,878	56
Other	81,370	97,203	—	55,311	1,446
Small business:
Real estate	15,727	16,499	—	14,722	673
Non-real estate	172	197	—	358	—
Consumer	23,029	27,146	—	22,487	624
Residential:
Residential-interest only	7,427	10,078	—	16,694	—
Residential-amortizing	25,664	31,797	—	26,950	116

Total with no related allowance recorded	$217,682	348,277	—	213,341	3,216

Commercial non-real estate	$18,306	18,306	9,850	19,649	15
Commercial real estate	338,494	462,579	62,986	337,375	2,584
Small business	20,280	21,077	2,936	19,933	694
Consumer	26,758	32,175	1,791	27,152	624
Residential	89,515	110,038	12,034	84,496	167

Total	$493,353	644,175	89,597	488,605	4,084

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
          BankAtlantic Bancorp monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of March 31, 2011 was $299.6 million of collateral dependent loans, of which $162.0 million were measured for impairment using current appraisals and $137.6 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values were adjusted down by an aggregate amount of $18.3 million to reflect current market conditions with respect to 36 loans which did not have current appraisals due to estimated property value declines since the last appraisal dates.

          As of March 31, 2011, impaired loans with specific valuation allowances had been previously written down by $47.8 million and impaired loans without specific valuation allowances had been previously written down by $92.7 million. BankAtlantic had commitments to lend $13.4 million of additional funds on impaired loans as of March 31, 2011.
          Credit Quality Information
          Management of BankAtlantic Bancorp monitors net charge-offs levels of classified loans, impaired loans and general economic conditions nationwide and in Florida in an effort to assess loan credit quality. BankAtlantic Bancorp uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. BankAtlantic Bancorp assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:
          Grades 1 to 7 — The loans in these risk grades are generally well protected by the current net worth and paying capacity of the borrower or guarantors or by the fair value, less cost to sell, of the underlying collateral.
          Grades 8 to 9 — Not used
          Grade 10 — These loans are considered to have potential weaknesses that deserve management’s close attention. While these loans do not expose BankAtlantic Bancorp to immediate risk of loss, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.
          Grade 11 — These loans are considered to be inadequately protected by the current sound net worth and paying capacity of the borrower or guarantors or by the collateral pledged, if any. Loans in this grade have well-defined weaknesses that jeopardize the liquidation of the loan and there is a distinct possibility that BankAtlantic Bancorp may sustain some credit loss if the weaknesses are not corrected.
          Grade 12 — These loans are considered to have all the weaknesses of a Grade 11 with the added characteristic that the weaknesses make collection of BankAtlantic Bancorp’s investment in the loan highly questionable and improbable on the basis of currently known facts, conditions and fair values of the collateral.
          Grade 13 — These loans, or portions thereof, are considered uncollectible and of such little value that continuance on the BankAtlantic Bancorp’s books as an asset is not warranted without the establishment of a specific valuation allowance or a charge-off. Such loans are generally charged down or completely charged off.
          The following table presents risk grades for commercial and small business loans as of March 31, 2011 and December 31, 2010 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non-	Commercial	Commercial	Commercial	Commercial	Business	Business
March 31, 2011	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate

Grade:
Grades 1 to 7	$80,374	2,353	22,190	94,569	278,162	169,250	80,864
Grade 10	11,743	7,441	—	701	124,154	3,085	3,548
Grade 11	40,339	110,894	22,598	10,915	189,861	28,059	11,410

Total	$132,456	120,688	44,788	106,185	592,177	200,394	95,822

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
December 31, 2010	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate

Risk Grade:
Grades 1 to 7	$81,789	16,250	27,387	101,855	314,402	169,979	84,584
Grade 10	12,827	7,572	956	704	119,508	3,098	3,665
Grade 11	40,972	118,994	29,697	8,538	178,545	30,402	10,941

Total	$135,588	142,816	58,040	111,097	612,455	203,479	99,190

There were no loans risk graded 12 or 13 as of March 31, 2011 and December 31, 2010.

          BankAtlantic Bancorp monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.
          The loan-to-value ratios of BankAtlantic Bancorp’s residential loans were as follows (in thousands):

			As Corrected (3)
	As of March 31, 2011		As of December 31, 2010
	Residential	Residential	Residential	Residential
Loan-to-value ratios (1)	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available (2)	$50,085	178,820	59,520	185,610
=<60%	41,122	127,192	47,605	145,075
60.1% - 70%	29,140	45,496	33,005	49,732
70.1% - 80%	33,881	42,833	37,808	48,586
80.1% - 90%	42,520	43,390	47,574	47,039
>90.1%	297,316	190,028	324,734	197,743

Total	$494,064	627,759	550,246	673,785

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 based on automated valuation models.

(2)	Ratios not available consisted of property addresses not in the automated valuation database, and $77.3 million and $78.0 million as of March 31, 2011 and December 31, 2010, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

(3)	The principal amount of BankAtlantic Bancorp’s residential loans set forth in the table in Note 10 to the Company’s financial statements in the Company’s Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios as of the date of loan origination. The above table labeled “As Corrected” reflects loan-to-value ratios as of December 31, 2010 based on first quarter of 2010 valuations.
          BankAtlantic Bancorp monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan-to-value ratios at origination. BankAtlantic Bancorp’s experience indicates that default rates are significantly lower with loans that have lower loan to value ratios at origination.
          The loan-to-value ratio at loan origination of consumer loans secured by real estate were as follows (in thousands):

	March 31,	December 31,
	2011	2010
	Consumer	Consumer
	Home	Home
Loan-to-value ratios	Equity	Equity
<70%	$359,593	363,653
70.1% - 80%	103,181	106,180
80.1% - 90%	69,233	72,529
90.1% -100%	45,957	48,537
>100%	12,807	13,329

Total	$590,771	604,228

          BankAtlantic Bancorp monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

9. Notes Receivable
          The table below sets forth information relating to Bluegreen’s notes receivable (in thousands):

	March 31,	December 31,
	2011	2010
Notes receivable, gross	$681,960	712,145
Purchase accounting adjustment	(39,138)	(43,778)

Notes receivable, net of discount	642,822	668,367
Allowance for loan losses	(86,370)	(93,398)

Notes receivable, net	$556,452	574,969

          Included in the table above are notes acquired through our November 2009 acquisition of approximately 7.4 million shares giving us a controlling interest in Bluegreen. In accordance with applicable accounting guidance “Loans and Debt Securities Acquired with Deteriorated Credit Quality”, the Company has elected to recognize interest income on these notes receivable using the expected cash flows method. The Company treated expected prepayments consistently in determining its cash flows which it anticipates to collect, such that the non-accretable difference is not affected and the difference between actual prepayments and expected prepayments shall not affect the non-accretable difference. The assumption for prepayment rates was derived from Bluegreen’s historical performance information for its off-balance sheet securitizations and ranges from 4% to 9%. As of March 31, 2011 and December 31, 2010, the outstanding contractual unpaid principal balance of the acquired notes was $234.9 million and $250.6 million, respectively. As of March 31, 2011 and December 31, 2010, the carrying amount of the acquired notes was $195.8 million and $206.9 million, respectively.
          The carrying amount of the acquired notes is included in the balance sheet amounts of notes receivable at March 31, 2011 and December 31, 2010. The following is a reconciliation of accretable yield as of March 31, 2011 and December 31, 2010:
          Accretable Yield

	March 31,	December 31,
	2011	2010
Balance at beginning of period	$85,906	102,665
Accretion	(11,076)	(29,065)
Reclassification from nonaccretable yield	8,200	12,306

Balance, at end of period	$83,030	85,906

          All of Bluegreen’s vacation ownership interests (“VOIs”) notes receivable, which comprise the majority of the notes receivable, bear interest at fixed rates. The weighted-average interest rate charged on loans secured by VOIs was 15.3% and 15.2% at March 31, 2011 and December 31, 2010, respectively. The majority of Bluegreen’s notes receivable secured by home sites bear interest at variable rates. The weighted-average interest rate charged on notes receivable secured by home sites was 7.8% at March 31, 2011 and December 31, 2010.
          Bluegreen’s VOI notes receivable are generally secured by properties located in Florida, Louisiana, Nevada, New Jersey, Michigan, Missouri, Pennsylvania, South Carolina, Tennessee, Virginia, Wisconsin, and Aruba. The majority of Bluegreen Communities notes receivables are secured by home sites in Georgia, Texas, and Virginia.
          Allowance for uncollectible notes receivable
          The table below sets forth the activity in the allowance for uncollectible notes receivable during the three months ended March 31, 2011 (in thousands):

Balance at December 31, 2010 (a)	$93,398
Provision for loan losses	4,664
Write-offs of uncollectible receivables	(11,692)

Balance at March 31, 2011	$86,370

(a)	Allowance for uncollectible notes receivable represents the amount attributable to new loan originations subsequent to the date of our acquisition of a controlling interest in Bluegreen (November 16, 2009).

          Bluegreen holds large amounts of homogeneous VOI notes receivable and assesses uncollectibility based on pools of receivables. In estimating future credit losses, Bluegreen does not use a single primary indicator of credit quality but instead evaluates its VOI notes based upon a combination of factors including a static pool analysis, the aging of the respective receivables, current default trends, prepayment rates by origination year, and the FICO scores of the buyers.
          The following table shows the aging of Bluegreen’s VOI notes receivable as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
Current	$630,834	655,304
31-60 days	9,138	12,063
61-90 days	7,216	10,228
Over 91 days	28,403	27,785
Purchase accounting adjustment	(39,138)	(43,778)

Notes receivable, net of purchase accounting adjustment	636,453	661,602
Allowance for loan losses	(86,370)	(93,398)

Notes receivable, net	$550,083	568,204

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
          Bluegreen sells through special purpose finance entities, VOI notes receivable originated by Bluegreen Resorts. These transactions are generally structured as non-recourse to Bluegreen, with the exception of one securitization transaction entered into in 2010, which was guaranteed by Bluegreen. These transactions are generally designed to provide liquidity for Bluegreen and transfer the economic risks and certain of the benefits of the notes receivable to third parties. In a securitization, various classes of debt securities are issued by the special purpose finance entities that are generally collateralized by a single tranche of transferred assets, which consist of VOI notes receivable. Bluegreen services the notes receivable for a fee. With each securitization, Bluegreen generally retains a portion of the securities. In accordance with applicable accounting guidance currently in effect, we consolidate these entities into our financial statements as we are the primary beneficiary of the entities.
          During the quarter ended March 31, 2011, Bluegreen transferred $5.1 million of VOI notes receivable to the VIEs and received cash proceeds of $3.6 million. At March 31, 2011, the principal balance of VOI notes receivable included within the Company’s Consolidated Statement of Financial Condition that are restricted to satisfy obligations of the variable interest entities’ obligations totaled $505.5 million. In addition, approximately $38.7 million of restricted cash is held in accounts for the benefit of the variable interest entities. Further, at March 31, 2011, the carrying amount of the consolidated liabilities included within the Company’s Consolidated Statement of Financial Condition for these variable interest entities totaled $430.4 million, comprised of $409.6 million of non-recourse receivable-backed notes payable and $20.8 million of receivable-backed notes payable which is recourse to Bluegreen.
          Under the terms of certain of Bluegreen’s timeshare note sales, Bluegreen has the right at its option to repurchase or substitute for a limited amount of defaulted mortgage notes at the outstanding principal balance plus accrued interest or, in some facilities, at 24% of the original sale price associated with the VOI which collateralizes the defaulted mortgage note. Voluntary repurchases or substitutions by Bluegreen of defaulted notes during the three months ended March 31, 2011 and 2010 were $8.1 million and $14.1 million, respectively.

11. Real Estate Inventory
          Real estate inventory consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land and land development costs	$107,574	107,161
Bluegreen Resorts	223,717	230,346
Other costs	461	554
Land and facilities held for sale	5,436	5,436

Total	$337,188	343,497

          Inventory consisted of the combined real estate assets of Bluegreen Resorts, Bluegreen Communities, Carolina Oak, Core Communities, BankAtlantic’s residential construction development acquired in 2002, and BankAtlantic land and facilities held for sale for BankAtlantic’s store expansion program. During the fourth quarter of 2010, Core relinquished to its lenders title to substantially all of the land Core owned in both Florida and South Carolina and conveyed its ownership interests in several of its subsidiaries. During February 2011, Core was released from any other claims arising from or relating to the loans. See Note 2 for additional information. Land and land development costs include $19.4 million related to certain assets within Core’s South Carolina property which are subject to separate foreclosure proceedings that are not expected to begin until later in the first half of 2011.
          As a result of Bluegreen’s continued low volume of homesite sales, reduced prices, and the impact of depressed sales levels on the forecasted sell-out period of its Bluegreen Communities projects, the Company recorded non-cash charges to cost of real estate sales of approximately $3.0 million, net of purchase accounting adjustments, during the first quarter of 2010, to write-down the inventory balances of certain phases of Bluegreen’s Communities properties to their estimated fair value less costs to sell.
          Bluegreen’s estimates the fair value of the underlying properties based on either the prices of comparable properties or our analysis of their estimated future cash flows (Level 3 inputs), discounted at rates commensurate with the risk inherent in the property. Bluegreen estimates future cash flows based upon its expectations of performance given current and projected forecasts of the economy and real estate markets in general. Should adverse conditions in the real estate market continue longer than forecasted or deteriorate further or if Bluegreen’s performance does not meet the expectations on which its estimates were based, or if Bluegreen otherwise determines based on information available that the carrying value of the assets exceed their fair value, additional charges may be recorded in the future.
12. Debt
Woodbridge
          Effective April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with an investor group to resolve the disputes and litigation between them relating to an approximately $37.2 million loan which was collateralized by property owned by Carolina Oak. See Note 2 for additional information regarding the settlement agreement.
Core
          During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. In December 2010, Core and one of its subsidiaries entered agreements, including without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. See Note 2 for additional information regarding these settlement agreements.

          Approximately $27.2 million of the $113.9 million of mortgage loans described in the first sentence of the previous paragraph is collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at March 31, 2011. This property is subject to separate foreclosure proceedings which are not expected to begin until later in the first half of 2011. While Core was released by the lender from any other claims relating to the loans, the applicable accounting guidance requires that the $27.2 million of debt and associated $19.4 million of collateral remain in Core’s financial statements until the foreclosure proceedings have been completed.
Bluegreen
          Bluegreen’s pledged assets under its facilities and notes payable as of March 31, 2011 and December 31, 2010 had a carrying amount before purchase accounting adjustments of approximately $131.5 million and $142.1 million, respectively.
Significant changes related to Bluegreen’s lines-of credit and notes payable since December 31, 2010 include:
RFA AD&C Facility. During the first quarter of 2011, Bluegreen repaid $4.6 million of the outstanding balance under this facility, including the repayment in full of a loan collateralized by Bluegreen’s Fountains Resort in Orlando, Florida.
H4BG Communities Facility. During the first quarter of 2011, Bluegreen repaid $1.7 million of the outstanding balance under this facility.
Wells Fargo Term Loan. During the first quarter of 2011, Bluegreen repaid $3.3 million of the outstanding balance under this facility.
Receivable-Backed Notes Payable
          Bluegreen’s pledged receivables under its receivable-backed notes payable as of March 31, 2011 and December 31, 2010 had a principal balance before purchase accounting adjustments of approximately $538.7 million and $571.9 million, respectively.
2011 Liberty Bank Facility. In February 2011, Bluegreen entered into a new revolving hypothecation facility with certain participants in our 2008 Liberty Bank Facility. This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions Bluegreen believes to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts currently outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($45.4 million as of March 31, 2011), but as outstanding amounts on the 2008 Liberty Bank facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016.
Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5%.
During the first quarter of 2011, Bluegreen pledged $6.6 million of VOI notes receivable to this facility and received cash proceeds of $5.6 million. Bluegreen also repaid $0.1 million on the facility.
NBA Receivables Facility. During the first quarter of 2011, Bluegreen repaid $1.6 million on this facility.
Bluegreen has received a term sheet related to a contemplated amendment to the facility which would allow Bluegreen to pledge additional timeshare receivables up to the $20 million borrowing limit, with the additional advances not to exceed $5.0 million. Bluegreen may not be successful in its efforts to enter into this amendment on the contemplated terms, or at all.
BB&T Purchase Facility. During the first quarter of 2011, Bluegreen pledged $3.7 million of VOI notes receivable to this facility and received cash proceeds of $2.5 million.

Quorum Purchase Facility. During the first quarter of 2011, Bluegreen pledged $1.4 million of VOI notes receivable to this facility and received cash proceeds of $1.1 million.
Other Facilities. In addition to the payments on the above described facilities, during the first quarter of 2011 Bluegreen repaid $41.0 million on its other receivable-backed notes payable facilities.
Junior Subordinated Debentures
          As more fully disclosed under the caption Junior Subordinated Debentures in Note 23 “Debt” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, some of the Company’s subsidiaries have formed statutory business trusts (collectively, the “Trusts”), each of which issued trust preferred securities and invested the proceeds thereof in its junior subordinated debentures. The Trusts are variable interest entities in which the Company’s subsidiaries are not the primary beneficiaries as defined by the accounting guidance for consolidation. Accordingly, the Company does not consolidate the operations of the Trusts; instead, the Trusts are accounted for under the equity method of accounting. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears at the same interest rate.
          On March 30, 2010, the interest rate on the securities issued by Levitt Capital Trust (“LCT”) I contractually changed from a fixed-rate of 8.11% to a variable rate equal to the 3-month LIBOR + 3.85% (4.15% as of March 31, 2011).
          On July 30, 2010, the interest rate on the securities issued by LCT II contractually changed from a fixed-rate of 8.09% to a variable rate equal to the 3-month LIBOR + 3.80% (4.10% as of March 31, 2011).
          On March 30, 2010, the interest rates on the securities issued by Bluegreen Statutory Trust (“BST”) I contractually changed from a fixed-rate of 9.160% to a variable rate equal to the 3-month LIBOR + 4.90% (5.20% as of March 31, 2011).
          On July 30, 2010, the interest rate on the securities issued by BST II and BST III contractually changed from a fixed- rate of 9.158% and 9.193%, respectively, to a variable rate equal to the 3-month LIBOR + 4.85% (5.15% as of March 31, 2011).
13. Interest Expense
          The following table is a summary of the Company’s consolidated interest expense and the amounts capitalized (in thousands):

	For the Three Months Ended,
	March 31,
	2011	2010
		As Revised
Real Estate and Other:
Interest incurred on borrowings	$18,690	21,329
Interest capitalized	(65)	(71)

	18,625	21,258

Financial Services:
Interest on deposits	4,398	7,087
Interest on advances from FHLB	115	958
Interest on short term borrowings	6	8
Interest on debentures and bonds payable	4,008	3,791

	8,527	11,844

Total interest expense	$27,152	33,102

14. Noncontrolling Interests
          The following table summarizes the noncontrolling interests held by others in the Company’s subsidiaries at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
BankAtlantic Bancorp	$(5,084)	7,823
Bluegreen	46,176	44,362
Joint ventures	23,762	26,071

	$64,854	78,256

          The following table summarizes the noncontrolling interests (loss) earnings recognized by others with respect to the Company’s subsidiaries for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
		(As Revised)
Noncontrolling Interests — Continuing Operations
BankAtlantic Bancorp	$(12,694)	(13,019)
Bluegreen	1,417	(1,493)
Joint ventures	1,562	1,192

	$(9,715)	(13,320)

15. Segment Reporting
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
          The information provided for segment reporting is based on internal reports utilized by management of the Company and its subsidiaries. The presentation and allocation of assets and results of operations may not reflect the actual economic costs of the segments as standalone businesses. If a different basis of allocation were utilized, the relative contributions of the segments might differ but the relative trends in the segments’ operating results would, in management’s view, likely not be impacted.
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
          The following summarizes the aggregation of the Company’s operating segments into reportable segments:
BFC Activities
          The BFC Activities segment consists of BFC operations, dividends from our investment in Benihana, and other operations of Woodbridge described below. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc. (“BFC/CCC”). Woodbridge’s other operations include the activities of Pizza Fusion Holdings, Inc., a restaurant operator and franchisor engaged in the quick service and organic food industries, and Snapper Creek Equity Management, LLC, as well as certain other investments.
Real Estate Operations
          The Company’s Real Estate Operations segment is comprised of the operations of Woodbridge and the subsidiaries through which Woodbridge historically conducted its real estate business activities. It currently includes the operations of Carolina Oak, which engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008, and Cypress Creek Holdings, LLC (“Cypress Creek Holdings”), which engages in leasing activities. The Real Estate Operations segment also includes the business activities of Core, certain subsidiaries of which were deconsolidated from our financial statements during the fourth quarter of 2010.
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
Bluegreen Communities
          Bluegreen Communities acquires, develops and subdivides property and markets residential land homesites. The majority of these homesites are sold directly to retail customers who seek to build a home, in some cases on properties featuring a golf course and related amenities. On March 24, 2011, Bluegreen announced that it has engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. However, Bluegreen may not elect to pursue any of the strategic alternatives it may consider and any such alternatives, if pursued may not ultimately be consummated, or if consummated, may not result in improvements to its financial condition and operating results or otherwise achieve the benefits Bluegreen expects to realize from the transaction.
          Beginning in January 1, 2011, Bluegreen modified its measure of segment operating profit (loss) to include certain bank-related charges, which were previously reported as corporate general and administrative expenses. In connection with this modification, Bluegreen revised the prior period’s presentation to be comparable with the current period, which increased Bluegreen Resorts’ segment operating loss by $0.4 million for the three months ended March 31, 2010 from the amounts previously reported.
BankAtlantic
          The Company’s BankAtlantic segment consists of the banking operations of BankAtlantic. BankAtlantic activities consist of retail banking services delivered through a network of branches located in Florida.
BankAtlantic Bancorp Parent Company
          The BankAtlantic Bancorp Parent Company segment consists of the operations of BankAtlantic Bancorp Parent Company, including financing activities, capital management and costs of acquisitions.

          The tables below set forth the Company’s segment information as of and for the three months ended March 31, 2011 and 2010 (in thousands):

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real estate	Bluegreen	Bluegreen		Parent	and	Segment
2011	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
Revenues:
Sales of real estate	$—	—	36,334	5,289	—	—	—	41,623
Other resorts and communities operations revenue	—	—	17,200	434	—	—	—	17,634
Other revenues	271	17	10,764	—	—	—	(17)	11,035
Interest income	—	—	—	—	39,420	89	22,988	62,497
Financial Services — non-interest income	—	—	—	—	22,913	209	(396)	22,726

Total revenues	271	17	64,298	5,723	62,333	298	22,575	155,515

Costs and Expenses:
Cost of sale of real estate	—	—	7,225	2,450	—	—	—	9,675
Cost of sale of other resorts and communities operations	—	—	13,081	886	—	—	—	13,967
Interest expense	1,361	1,402	—	—	4,716	3,784	15,889	27,152
Provision/(reversal of provision) for loan losses	—	—	—	—	27,832	(20)	—	27,812
Selling, general and administrative	5,376	489	32,530	2,407	—	—	10,996	51,798
Other expenses	—	—	—	—	46,154	3,432	(286)	49,300

Total costs and expenses	6,737	1,891	52,836	5,743	78,702	7,196	26,599	179,704

Gain on settlement of investment in Woodbridge’s subsidiary	—	11,305	—	—	—	—	—	11,305
Equity in earnings from unconsolidated affiliates	1,361	—	—	—	—	381	35	1,777
Other income	1,318	—	—	—	—	—	(744)	574

(Loss) income from continuing operations before income taxes	(3,787)	9,431	11,462	(20)	(16,369)	(6,517)	(4,733)	(10,533)
Less: Provision (benefit) for income taxes	(144)	—	—	—	1	—	1,936	1,793

(Loss) income from continuing operations	(3,643)	9,431	11,462	(20)	(16,370)	(6,517)	(6,669)	(12,326)

Net (loss) income	$(3,643)	9,431	11,462	(20)	(16,370)	(6,517)	(6,669)	(12,326)

Less: Net loss attributable to noncontrolling interests							(9,715)	(9,715)

Net loss attributable to BFC							$3,046	(2,611)

Total assets	$90,352	36,539	839,564	89,836	4,424,566	317,860	(73,265)	5,725,452

						BankAtlantic	Unallocated
						Bancorp	Amounts
	BFC	Real estate	Bluegreen	Bluegreen		Parent	and	Segment
	Activities	Operations	Resorts	Communities	BankAtlantic	Company	Eliminations	Total
2010	(As Revised)	(As Revised)	(As Revised)	(As Revised)			(As Revised)	(As Revised)
Revenues:
Sales of real estate	$—	—	24,606	3,246	—	—	—	27,852
Other resorts and communities operations revenue	—	—	15,670	351	—	—	—	16,021
Other real estate revenues	387	637	10,180	—	—	—	(17)	11,187
Interest income	—	—	—	—	47,715	78	24,508	72,301
Financial Services — non-interest income	—	—	—	—	28,257	269	(436)	28,090

Total revenues	387	637	50,456	3,597	75,972	347	24,055	155,451

Costs and Expenses:
Cost of sale of real estate	—	—	2,735	5,368	—	—	—	8,103
Cost of sale of other revenues	—	—	11,943	747	—	—	—	12,690
Interest expense	1,838	3,310	—	—	8,256	3,563	16,135	33,102
Provision for loan losses	—	—	—	—	32,034	(1,279)	—	30,755
Selling, general and administrative	6,487	2,659	29,432	2,624	—	—	12,902	54,104
Other expenses	—	—	—	—	52,721	1,644	(355)	54,010

Total costs and expenses	8,325	5,969	44,110	8,739	93,011	3,928	28,682	192,764

Earnings in earnings from unconsolidated affiliates	(31)	—	—	—	—	189	35	193
Other income	1,394	53					(1,009)	438

Income (Loss) from continuing operations before income taxes	(6,575)	(5,279)	6,346	(5,142)	(17,039)	(3,392)	(5,601)	(36,682)
Less: Provision (benefit) for income taxes	(1,167)	—	—	—	90	—	(2,754)	(3,831)

(Loss) income from continuing operations	(5,408)	(5,279)	6,346	(5,142)	(17,129)	(3,392)	(2,847)	(32,851)
Loss from discontinued operations	—	(249)	—	—	—	—	—	(249)

Net (loss) income	$(5,408)	(5,528)	6,346	(5,142)	(17,129)	(3,392)	(2,847)	(33,100)

Less: Net loss attributable to noncontrolling interests							(13,320)	(13,320)

Net loss attributable to BFC							$10,473	(19,780)

Total assets	$117,380	255,510	914,345	105,457	4,688,001	432,225	(162,352)	6,350,566

16. Commitments and Contingencies
BFC
          At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement was $2.0 million (which was shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to an unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment. No amounts are recorded in our financial statements at March 31, 2011 or December 31, 2010 for this joint venture.
          A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida which served as collateral for an approximately $26.0 million loan to the limited liability company. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with its lender, pursuant to which it has conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. As of March 31, 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in earnings from unconsolidated affiliates.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At March 31, 2011 and December 31, 2010, the carrying amount of this investment was approximately $278,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements at March 31, 2011 or December 31, 2010 for the obligations associated with this guarantee based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.
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
Woodbridge
          Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions (the “Chapter 11 Cases”). In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At both March 31, 2011 and December 31, 2010, Woodbridge had $490,000 in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of surety bond exposure in connection with demands made by a municipality. Based on claims by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated with the municipality. While Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. The municipality has appealed the decision.
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
          See also Note 2 above for a discussion of the pending appraisal rights litigation relating to the merger between BFC and Woodbridge and Note 20 below for a description of certain material developments relating to litigation and legal proceedings to which BFC and Woodbridge are currently subject.
Bluegreen
          In the ordinary course of its business, Bluegreen becomes subject to claims or proceedings from time to time relating to the purchase, subdivision, sale or financing of real estate (including VOIs). Additionally, from time to time, Bluegreen becomes involved in disputes with existing and former employees, vendors, taxing jurisdictions and various other parties. From time to time in the ordinary course of business, Bluegreen also received individual consumer complaints, as well as complaints received through regulatory and consumer agencies, including Offices of State Attorney Generals. We take these matters seriously and attempt to resolve any such issues as they arise. Unless otherwise described below, Bluegreen believes that these claims are routine litigation incidental to its business.
Destin, Florida Deposit Dispute Lawsuit
In Cause No. 2006-Ca-3374, styled Joseph M. Scheyd, Jr., P.A. vs. Bluegreen Vacations Unlimited, Inc.; Hubert A. Laird; and MSB of Destin, Inc., in the Circuit Court of the First Judicial Circuit in and for Okaloosa County, Florida, the Plaintiff as escrow agent brought an interpleader action seeking a determination as to whether Bluegreen, as purchaser, or Hubert A. Laird and MSB of Destin, Inc. as seller, were entitled to the $1.4 million escrow deposit being maintained with the escrow agent pursuant to a purchase and sale contract for real property located in Destin, Florida. Both Bluegreen and the seller brought cross-claims for breach of the underlying purchase and sale contract. The seller’s complaint, as amended, includes a fraud allegation, contends that Bluegreen failed to perform under the terms of the purchase and sale contract and claims entitlement to the full amount in escrow. Bluegreen maintains its decision not to close on the purchase of the property was proper under the terms of the purchase and sale contract and therefore is entitled to a return of the full escrow deposit. A trial date of May 31, 2011 has been set for this matter. Bluegreen believes the seller’s allegations are without merit and intends to vigorously defend this claim.

Inquiry into Consumer Matters by the Office of the Florida Attorney General
          The Office of the Attorney General for the State of Florida (the “AGSF”) has advised Bluegreen that it has accumulated a number of consumer complaints since 2005 against Bluegreen and/or its affiliates related to Bluegreen’s timeshare sales and marketing, and has requested that Bluegreen respond on a collective basis as to how Bluegreen has or would resolve the complaints. The AGSF has also requested that Bluegreen enter into a written agreement in which to establish a process and timeframe for determining consumer eligibility for relief (including, where applicable, monetary restitution). Bluegreen has determined that many of these complaints were previously addressed and/or resolved by Bluegreen. Bluegreen does not believe this matter will have a material effect on its results of operations, financial condition or on its sales and marketing activities in Florida.
Mountain Lakes Mineral Rights
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
Schawrz, et al. Lawsuit Regarding Community Amenities
          On September 18, 2008, in Cause No. 2008-5U-CV-1358-WI, styled Paul A. Schwarz and Barbara S. Schwarz v. Bluegreen Communities of Georgia, LLC and Bluegreen Corporation, in the United States District Court for the Southern District of Georgia, Brunswick Division, the plaintiffs brought suit alleging fraud and misrepresentation with regards to the construction of a marina at the Sanctuary Cove subdivision located in Camden County, Georgia. The plaintiff subsequently withdrew the fraud and misrepresentation counts and filed a count alleging violation of racketeering laws. On January 25, 2010, the plaintiffs filed a second complaint seeking approval to proceed with the lawsuit as a class action on behalf of more than 100 persons alleged to have been harmed by the alleged activities in a similar manner. No decision has yet been made by the Court as to whether a class will be certified. Bluegreen denies the allegations and intends to vigorously defend the lawsuit.

Community Cable Service, LLC Lawsuit
          On June 3, 2010, in Cause No. 16-2009-CA-008028, styled Community Cable Service, LLC v. Bluegreen Communities of Georgia, LLC and Sanctuary Cove at St. Andrews Sound Community Association, Inc., a/k/a Sanctuary Cove Home Developers Association, Inc., in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida, the plaintiffs filed suit alleging breach by Bluegreen Communities of Georgia and the community association of a bulk cable TV services contract at Bluegreen’s Communities Sanctuary Cove single family residential community being developed in Waverly, Georgia. In its complaint, the plaintiffs alleged that unpaid bulk cable fees are due from the defendants, and that the non-payment of fees will continue to accrue on a monthly basis. Bluegreen and the community association have responded that the plaintiffs breached the parties’ contract. The case went to mediation on September 20, 2010, but no resolution was reached. Both parties have filed motions for summary judgment which have been set for hearing on August 11, 2011. A trial date, if necessary, will be set after the Court rules on the parties’ summary judgment motion.
BankAtlantic Bancorp
          Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2011	2010
Commitments to sell fixed rate residential loans	$5,580	14,408
Commitments to originate loans held for sale	4,098	12,571
Commitments to originate loans held to maturity	23,446	10,693
Commitments to purchase residential loans	12,987	2,590
Commitments to extend credit, including the undisbursed portion of loans in process	363,682	357,730
Standby letters of credit	8,592	9,804
Commercial lines of credit	87,479	77,144
          Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $7.1 million at March 31, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.5 million at March 31, 2011. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2011 and December 31, 2010 were $35,000 and $34,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
          BankAtlantic Bancorp and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although BankAtlantic Bancorp believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.
          Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of March 31, 2011 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.
          A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management of BankAtlantic Bancorp currently estimates the aggregate range of reasonably possible losses as $5.9 million to $16.6 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent BankAtlantic Bancorp’s maximum loss exposure.

          In certain matters BankAtlantic Bancorp is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plaintiffs have not quantified or factually supported the claim.
          BankAtlantic Bancorp believes that liabilities arising from litigation and regulatory matters, discussed below, in excess of the amounts currently accrued, if any, will not have a material impact to BankAtlantic Bancorp’s financial statements. However, due to the significant uncertainties involved in these legal matters, BankAtlantic Bancorp may incur losses in excess of accrued amounts and an adverse outcome in these matters could be material to BankAtlantic Bancorp’s financial statements.
          The following is a description of the ongoing litigation and regulatory matters:
Class action securities litigation
          In October 2007, BankAtlantic Bancorp and current or former officers of BankAtlantic Bancorp were named in a lawsuit which alleges that during the period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. On May 5, 2011, defendants filed a motion for sanctions against plaintiffs and their counsel seeking reimbursement of their attorneys’ fees and costs incurred in connection with this lawsuit. The plaintiffs have indicated that they intend to appeal the Court’s order setting aside the jury verdict.
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
          On May 6, 2011, the Court instructed plaintiff’s counsel to narrow the claims and defendants in accord with the Court’s rulings in the class action securities litigation. The Court then invited defendants to move for summary judgment as to any remaining of such claims and defendants, and expressed considerable doubt as to the viability of any claims in light of the judgments entered in favor of defendants in the securities class action. Based on the Court’s instructions, BankAtlantic Bancorp believes this case will be resolved favorably to them and the individual defendants.
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
Office of Thrift Supervision Overdraft Processing Investigation
          On January 6, 2011, the Office of Thrift Supervision advised BankAtlantic that it had determined, subject to receipt of additional information from BankAtlantic that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. The OTS provided BankAtlantic the opportunity to respond with any additional or clarifying information, and BankAtlantic submitted a written response to the OTS on February 7, 2011 addressing the OTS’s position.
Securities and Exchange Commission Investigation
          BankAtlantic Bancorp has received a notice of investigation from the Securities and Exchange Commission, (“SEC”) Miami Regional Office and subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic Bancorp’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and the recent Orders with the OTS entered into by BankAtlantic Bancorp Parent Company and BankAtlantic. Various current and former employees have also received subpoenas for documents and testimony. BankAtlantic Bancorp is fully cooperating with the SEC.
          BankAtlantic Bancorp has received a letter from the Miami regional office staff of the SEC indicating that the staff intends to recommend that the SEC bring a civil action against BankAtlantic Bancorp alleging that BankAtlantic Bancorp violated certain provisions of federal securities laws, including Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. BankAtlantic Bancorp has also been informed that its chief executive officer received a similar letter. Although the letters do not state the grounds for such recommendations, in communications between BankAtlantic Bancorp’s counsel and the Miami regional office staff, BankAtlantic Bancorp has learned that the basis for the recommended actions were many of the same arguments brought in the private class action securities litigation recently concluded at the district court level in favor of BankAtlantic Bancorp and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in BankAtlantic Bancorp’s financial information for the last quarter of 2007 and in its annual report on Form 10-K for the 2007 fiscal year. If litigation is brought, the SEC may seek remedies including an injunction against future violations of federal securities laws, civil money penalties and an officer and director bar. BankAtlantic Bancorp believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against BankAtlantic Bancorp and/or any of its officers, such actions would be vigorously defended.
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
          BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At March 31, 2011, BankAtlantic’s residential loan portfolio included $494.1 million of interest-only loans, which represents 47.3% of the residential loan portfolio. Interest-only residential loans scheduled to become fully amortizing during the nine months ended December 31, 2011 and during the year ended December 31, 2012 are $32.6 million and $53.2 million, respectively. If market conditions in the areas where the collateral for BankAtlantic’s residential loans is located do not improve or deteriorate further, BankAtlantic may be exposed to additional losses in this portfolio.
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

Abdo, both of whom are also directors of Bluegreen and Benihana, and executive officers and directors of BankAtlantic Bancorp and BankAtlantic. In addition, Jarett S. Levan, the son of Alan B. Levan, is a director and executive officer of the Company, BankAtlantic Bancorp and BankAtlantic.
          The following table presents related party transactions relating to the shared service arrangements between BFC, BankAtlantic Bancorp and Bluegreen for the three months ended March 31, 2011 and 2010. All amounts were eliminated in consolidation.

				BankAtlantic
			BFC	Bancorp	Bluegreen
			(in thousands)
For the Three Months Ended March 31, 2011
Shared service income (expense)	(a	)	$381	(291)	(90)
Facilities cost and information technology	(b	)	$(111)	99	12
For the Three Months Ended March 31, 2010
Shared service income (expense)	(a	)	$594	(492)	(102)
Facilities cost and information technology	(b	)	$(139)	126	13

(a)	Pursuant to the terms of shared service agreements, subsidiaries of BFC provide human resources, risk management, investor relations, executive office administration and other services to BankAtlantic Bancorp and Bluegreen. The costs of shared services are allocated based upon the usage of the respective services.

(b)	As part of the shared service arrangement, BFC pays BankAtlantic and Bluegreen for office facilities cost relating to BFC and its shared service operations. BFC also pays BankAtlantic for information technology related services pursuant to a separate agreement. For information technology related services, BFC paid BankAtlantic approximately $16,000 and $45,000 during the three month periods ended March 31, 2011 and 2010, respectively.
          As of March 31, 2011 and December 31, 2010, the Company had cash and cash equivalents accounts at BankAtlantic with balances of approximately $1.3 million and $1.8 million, respectively. These accounts were on the same general terms as deposits made by unaffiliated third parties. The Company recognized nominal interest income in connection with these funds held at BankAtlantic during the three month periods ended March 31, 2011 and 2010.
          In June 2010, BankAtlantic Bancorp and BankAtlantic entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC receives a monthly fee of $12,500 from each of BankAtlantic and BankAtlantic Bancorp and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, BFC will receive a fee equal to 1% of the net value recovered. During the three months ended March 31, 2011, BFC recognized an aggregate of approximately $0.1 million of real estate advisory service fees under this agreement.
          The Company leases office space to Pizza Fusion for approximately $68,000 annually pursuant to a month-to-month lease which commenced in September 2008. During the three months ended March 31, 2010, Pizza Fusion paid approximately $24,000 under the lease, while $17,000 of rent payments related to the lease were accrued at March 31, 2011.
          During the three months ended March 31, 2011 and 2010, Bluegreen reimbursed the Company approximately $99,000 and $385,000, respectively, for certain expenses incurred in assisting Bluegreen in its efforts to explore potential additional sources of liquidity. Additionally, during each of the three months ended March 31, 2011 and the three months ended March 31, 2010, Bluegreen paid Snapper Creek, a subsidiary of the Company, approximately $150,000 in consideration for its provision of a variety of management advisory services. We also have an agreement with Bluegreen relating to the maintenance of different independent registered public accounting firms and accordingly, at March 31, 2011, we accrued $0.5 million of fees related to certain procedures performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, at Bluegreen as part of its 2010 audit of our financial statements.
          In 2009, Bluegreen entered into a land lease with Benihana, which constructed and operates a restaurant at one of Bluegreen’s resort properties. During each of the first quarter of 2010 and the first quarter of 2011, Bluegreen received lease payments from Benihana of less than $0.1 million.
          BankAtlantic Bancorp in prior periods issued options to acquire shares of BankAtlantic Bancorp’s Class A

     Common Stock to employees of BFC. Additionally, employees of BankAtlantic Bancorp have transferred to affiliate companies and BankAtlantic Bancorp has elected, in accordance with the terms of BankAtlantic Bancorp’s stock option plans, not to cancel the stock options held by those former employees. BankAtlantic Bancorp also issues options and restricted stock awards to BFC employees that perform services for BankAtlantic Bancorp. Expenses relating to all options and restricted stock awards granted by BankAtlantic Bancorp to BFC employees was approximately $16,000 and $12,000 for the three months ended March 31, 2011 and 2010, respectively.
          Outstanding options to purchase BankAtlantic Bancorp stock and non-vested restricted BankAtlantic Bancorp stock held by BFC employees consisted of the following as of March 31, 2011:

	BankAtlantic Bancorp
	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	47,761	$55.26
Non-vested restricted stock	56,250	—
          Certain of the Company’s affiliates, including its executive officers, have independently made investments with their own funds in both public and private entities that the Company sponsored in 2001 and in which it holds investments.
          Florida Partners Corporation owns 1,270,294 shares of the Company’s Class A Common Stock and 133,314 shares of the Company’s Class B Common Stock. Alan B. Levan may be deemed to be the controlling shareholder of Florida Partners Corporation, and is also a member of its Board of Directors.
18. Loss Per Common Share
          The following table presents the computation of basic and diluted loss per common share attributable to the Company (in thousands, except per share data):

	For the Three Months Ended
	March 31,
	2011	2010
		(As Revised)
Basic loss per common share
Numerator:
Loss from continuing operations	$(12,326)	(32,851)
Less: Noncontrolling interests loss from continuing operations	(9,715)	(13,320)

Loss attributable to BFC	(2,611)	(19,531)
Preferred stock dividends	(188)	(188)

Loss allocable to common stock	(2,799)	(19,719)
Discontinued operations attributable to BFC	—	(249)

Net loss allocable to common shareholders	$(2,799)	(19,968)

Denominator:
Basic weighted average number of common shares outstanding	75,381	75,376

Basic loss per common share:
Loss per share from continuing operations	$(0.04)	(0.26)
Loss per share from discontinued operations	—	—

Basic loss per share	$(0.04)	(0.26)

Diluted loss per common share:
Numerator:
Loss allocable to common stock after assumed dilution	(2,799)	(19,719)
Discontinued operations allocable to common stock	—	(249)

Net loss allocable to common stock after assumed dilution	$(2,799)	(19,968)

Denominator
Diluted weighted average number of common shares outstanding	75,381	75,376
Diluted loss per share
Loss per share from continuing operations	$(0.04)	(0.26)
Loss per share from discontinued operations	—	—

Diluted loss per share	$(0.04)	(0.26)

          During the three months ended March 31, 2011 and 2010, 2,492,176 and 2,510,693, respectively, of options to acquire shares of Class A Common Stock were anti-dilutive.

19. Parent Company Financial Information
          BFC’s parent company accounting policies are generally the same as those described in the summary of significant accounting policies appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s investments in BankAtlantic Bancorp, Bluegreen and other consolidated entities are presented in the parent company financial statements as if accounted for using the equity method of accounting.
          BFC’s parent company unaudited condensed statements of financial condition at March 31, 2011 and December 31, 2010, and unaudited condensed statements of operations and unaudited condensed statements of cash flows for the three months ended March 31, 2011 and 2010, are shown below:
Parent Company Condensed Statements of Financial Condition
(In thousands)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$1,251	4,958
Securities available for sale	38,106	38,829
Investment in Woodbridge Holdings, LLC	123,834	115,999
Investment in BankAtlantic Bancorp, Inc.	—	2,377
Investment in and advances in other subsidiaries	1,613	113
Notes receivable due from Woodbridge Holdings, LLC	4,573	2,012
Other assets	1,412	1,444

Total assets	$170,789	165,732

LIABILITIES AND EQUITY
Advances from wholly owned subsidiaries	$569	942
Investment deficit in BankAtlantic Bancorp, Inc.	8,080	—
Other liabilities	10,715	10,889

Total liabilities	19,364	11,831

Redeemable 5% Cumulative Preferred Stock	11,029	11,029
Shareholders’ equity	140,396	142,872

Total liabilities and Equity	$170,789	165,732

Parent Company Condensed Statements of Operations
(In thousands)

	For the Three Months
	Ended March 31,
	2011	2010
		(As Revised)
Revenues	$417	263
Expenses	1,580	1,914

(Loss) before earnings (loss) from subsidiaries	(1,163)	(1,651)
Equity in earnings (loss) in Woodbridge Holdings, LLC	7,334	(10,580)
Equity in loss in BankAtlantic Bancorp	(10,328)	(7,796)
Equity in earnings (loss) in other subsidiaries	1,546	(473)

Loss before income taxes	(2,611)	(20,500)
Benefit for income taxes	—	(969)

Loss from continuing operations	(2,611)	(19,531)
Equity in subsidiaries’ discontinued operations	—	(249)

Net loss	(2,611)	(19,780)
5% Preferred Stock dividends	(188)	(188)

Net loss allocable to common stock	$(2,799)	(19,968)

Parent Company Statements of Cash Flow
(In thousands)

	For the Three Months
	Ended March 31,
	2011	2010
		(As Revised)
Operating Activities:
Net cash used in operating activities	$(4,194)	(1,155)

Investing Activities:
Proceeds from maturities of securities available for sale	8,733	1,200
Distribution from subsidiaries	91	30,085
Purchase of securities	(8,149)	(12,851)

Net cash provided by investing activities	675	18,434

Financing Activities:
Preferred stock dividends paid	(188)	(188)

Net cash used in financing activities	(188)	(188)

(Decrease) increase in cash and cash equivalents	(3,707)	17,091
Cash and cash equivalents at beginning of period	4,958	1,308

Cash and cash equivalents at end of period	$1,251	18,399

Supplementary disclosure of non-cash investing and financing activities
(Decrease) increase in accumulated other comprehensive income, net of income taxes	$(451)	723
Net increase in shareholders’ equity from the effect of subsidiaries’ capital transactions, net of income taxes	609	814
Net decrease in shareholders’ equity resulting from cumulative effect of change in accounting principle	—	(1,496)
          At March 31, 2011 and December 31, 2010, securities available for sale included approximately $17.1 million and $17.6 million, respectively, of readily marketable securities, as well as our investment in Benihana’s Convertible Preferred Stock, the fair value of which was $21.0 and $21.1 million, respectively.
          Approximately $4.7 million of the amounts set forth as other liabilities at March 31, 2011 and December 31, 2010 represent amounts due in connection with the settlement of a class action litigation that arose in connection with exchange transactions that BFC entered into in 1989 and 1991. BFC is required to repay this obligation as settlement holders submit their claims to BFC.
20. Litigation
          Except as set forth below, there have been no material changes in our legal proceedings from those previously disclosed in Note 37 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (see also Note 16 in this report for information relating to BankAtlantic Bancorp’s and Bluegreen’s material claims or proceedings).
AmTrust Bank v. Woodbridge Holdings, LLC and Carolina Oak Homes, LLC, United States District Court for the Southern District of Florida
          During November 2009, AmTrust Bank (“AmTrust”) filed an action against Woodbridge and Carolina Oak alleging default under a promissory note and breach of a guaranty related to an approximately $37.2 million loan which was collateralized by property owned by Carolina Oak and as to which Woodbridge was the obligor. During December 2009, the OTS closed AmTrust and appointed the FDIC as receiver. The FDIC subsequently sold the loan to an investor group. Effective April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with the investor group to resolve the disputes and litigation between them. Under the terms and conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the investor group, (ii) Carolina Oak conveyed to the investor group the real property securing the loan and (iii) the investor group agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions.

Class Action Litigation
          On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of securities against Woodbridge and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of Woodbridge’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements regarding financial results, prospects and condition. During April 2011, a preliminary agreement was reached to settle the matter, pursuant to which Woodbridge would pay to the plaintiffs a total of $1.95 million which amount is fully insured without participation by the Company. The agreement does not contain any admission of responsibility by Woodbridge or any other of the named defendants. The settlement remains subject to notice to the class and approval by the presiding court, and may not be consummated on the contemplated terms, or at all.
21. New Accounting Pronouncements
          In April 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“ASU 2011-02”), which amends guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (a “TDR”). ASU 2011-02 responds to concerns that creditors are inconsistently applying existing guidance for identifying TDRs. The main provision of ASU 2011-02 will require a creditor to separately conclude whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties, in order to determine if a restructuring constitutes a TDR. Guidance is also provided to assist the creditor in evaluating these two criteria. ASU 2011-02 also clarifies that a creditor is precluded from using the effective interest rate test, as described in the debtors guidance on restructuring payables, when evaluating whether a restructuring constitutes a TDR. ASU 2011-02 will become effective beginning with the quarterly period ending September 30, 2011. Retrospective application is required for any restructurings occurring on or after January 1, 2011 for purposes of identifying and disclosing TDRs. However, an entity should apply prospectively changes in the method used to calculate impairment on receivables. At the same time that we adopt ASU 2011-02, we will be required to disclose any activity-based information about TDRs that was previously deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings. Early adoption is permitted. The adoption of these Accounting Standards Updates is not expected to have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          BFC Financial Corporation (“BFC” or, unless otherwise indicated or the context otherwise requires, “we”, “us”, “our” or the “Company”) is a diversified holding company whose principal holdings include a controlling interest in BankAtlantic Bancorp, Inc. and its subsidiaries, including BankAtlantic (“BankAtlantic Bancorp”), a controlling interest in Bluegreen Corporation and its subsidiaries (“Bluegreen”), and a non-controlling interest in Benihana Inc. (“Benihana”). As a result of its position as the controlling shareholder of BankAtlantic Bancorp, BFC is a “unitary savings bank holding company” regulated by the Office of Thrift Supervision (“OTS”). As of March 31, 2011, we had total consolidated assets of approximately $5.7 billion and shareholders’ equity attributable to BFC of approximately $140.4 million.
          Historically, BFC’s business strategy has been to invest in and acquire businesses in diverse industries either directly or through controlled subsidiaries. However, BFC believes that, in the short term, the Company’s and its shareholders’ interests are best served by BFC providing strategic support to its existing investments. In furtherance of this strategy, the Company took several steps in 2009 and 2010, including those described below, which it believes will enhance the Company’s prospects:
•	During the third quarter of 2009, BFC and Woodbridge Holdings Corporation consummated their merger pursuant to which Woodbridge became a wholly-owned subsidiary of BFC.

•	In the fourth quarter of 2009, our ownership interest in Bluegreen increased to 52% as a result of the purchase of an additional 23% interest in Bluegreen.

•	We have also increased our investment in BankAtlantic Bancorp through our participation in BankAtlantic Bancorp’s rights offerings to its shareholders during 2009 and 2010, which in the aggregate increased our economic interest in BankAtlantic Bancorp to 45% and our voting interest in BankAtlantic Bancorp to 71%.

•	We exited the land development business operated by Core Communities and sold substantially all of the associated commercial assets. Through a combination of transactions with Core’s lenders, we realized a reduction in debt of approximately $186 million in 2010 with a further reduction of approximately $27 million anticipated to occur in the first half of 2011. The Company also eliminated substantially all of the ongoing expenses associated with Core.

•	During April 2011, Woodbridge and its wholly owned subsidiary, Carolina Oak Homes, LLC (“Carolina Oak”), entered into a settlement agreement to resolve the disputes and litigation between them and a lender relating to an approximately $37.2 million loan which was collateralized by property owned by Carolina Oak. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions.
          BankAtlantic Bancorp recently announced its intention to pursue a new rights offering to its shareholders of up to $30 million on its Class A Common Stock. We support the rights offering and have indicated our willingness to participate; however, the amount of our investment in the rights offering has not yet been determined by our Board of Directors.
          In the future, depending on market conditions and other factors considered by our Board of Directors, we may renew efforts to pursue strategic growth and consider other opportunities that could change our ownership in our affiliates or seek to make investments outside of our existing portfolio. We do not currently have pre-determined parameters as to the industry or structure of any future investment. In furtherance of our goals, we will continue to evaluate various financing transactions that may present themselves, including raising additional debt or equity as well as other alternative sources of new capital.
          During July 2010, Benihana announced its intention to engage in a formal review of strategic alternatives, including a possible sale of the company. During March 2011, Bluegreen announced its intention to evaluate strategic alternatives for its Bluegreen Communities division, including a possible sale of the division. Each company has engaged advisors to assist it in pursuing strategic alternatives. BFC is supportive of Benihana and Bluegreen in achieving their objectives.

          Generally accepted accounting principles (“GAAP”) require that BFC consolidate the financial results of the entities in which it has controlling interest. As a consequence, the assets and liabilities of all such entities are presented on a consolidated basis in BFC’s financial statements. However, except as otherwise noted, the debts and obligations of the consolidated entities, including BankAtlantic Bancorp, Bluegreen and Woodbridge, are not direct obligations of BFC and are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC absent a dividend or distribution from those entities. The recognition by BFC of income from controlled entities is determined based on the total percent of economic ownership in those entities. At March 31, 2011, we owned approximately 52% of Bluegreen’s common stock and had an approximately 45% ownership interest and 70% voting interest in BankAtlantic Bancorp.
          The Company’s business activities currently consist of (i) Real Estate and Other Activities and (ii) Financial Services. We currently report our results of operations through six reportable segments: Our Real Estate and Other business activities include the following four reportable segments: BFC Activities; Real Estate Operations; and Bluegreen Resorts and Bluegreen Communities, the segments through which Bluegreen’s results of operations are reported. The Company’s Financial Services business activities include BankAtlantic Bancorp’s results of operations and contain the other two reportable segments: BankAtlantic and BankAtlantic Bancorp Parent Company. See Note 15 of the “Notes to Unaudited Consolidated Financial Statements” for additional information about our segments.
Forward Looking Statements
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. When considering those forward-looking statements, the reader should keep in mind the risks, uncertainties and other cautionary statements made in this report. The reader should not place undue reliance on any forward-looking statement, which speaks only as of the date made. This document also contains information regarding the past performance of our investments and the reader should note that prior or current performance of investments is not a guarantee or indication of future performance.
          Some factors which may affect the accuracy of the forward-looking statements apply generally to the financial services, real estate, resort development and vacation ownership, and restaurant industries, while other factors apply more specifically to us. Risks and uncertainties associated with BFC, including its wholly-owned Woodbridge subsidiary, include, but are not limited to:
•	risks associated with the Company’s current business strategy, including the risk that BFC will not be in a position to provide strategic support to its affiliated entities or that such support will not achieve the anticipated benefits;

•	BFC has negative cash flow and limited sources of cash which may present certain risks to its ongoing operations;

•	the impact of economic, competitive and other factors affecting the Company and its subsidiaries, and their operations, markets, products and services;

•	the risk that creditors of the Company’s subsidiaries or other third parties may seek to recover distributions or dividends made by such subsidiaries or other amounts owed by such subsidiaries from their respective parent companies, including BFC;

•	BFC’s shareholders’ interests may be diluted if additional shares of BFC’s common stock are issued, and BFC’s public company investments may be diluted if BankAtlantic Bancorp, Bluegreen or Benihana issue additional shares of its stock;

•	adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on the activities of the Company and its subsidiaries;

•	the impact of the recent economic downturn on the Company and the price and liquidity of its common stock and on BFC’s ability to obtain additional capital, including the risk that if BFC needs or otherwise believes it is advisable to issue debt or equity securities to fund its operations, it may not be possible to issue any such securities on favorable terms, if at all;

•	strategic alternatives being evaluated by entities in which the Company has investments may not ultimately be pursued or consummated or, if consummated, result in the benefits expected to be achieved;

•	the performance of entities in which the Company has made investments may not be profitable or their results as anticipated;

•	BFC is dependent upon dividends from its subsidiaries to fund its operations; BankAtlantic Bancorp is currently prohibited from paying dividends and may not be in a position to pay dividends in the future, whether as a result of such restrictions continuing in the future or otherwise; Bluegreen has historically not paid dividends on its common stock and its ability to pay dividends may be limited by the terms of certain of its indebtedness;

•	the uncertainty regarding the amount of cash that will be required to be paid to Woodbridge shareholders who exercised appraisal rights in connection with Woodbridge’s merger with BFC;

•	the risk that final releases relating to the resolution of certain Woodbridge indebtedness may not be obtained;

•	risks associated with the securities we hold directly or indirectly, including the risk that we may be required to record impairment charges with respect to such securities;

•	the preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions, and any changes in estimates, judgments and assumptions used could have a material adverse impact on our financial condition and operating results;

•	the risk that the amount of any tax refund that we may receive in the future may be less than expected, or received later than expected;

•	uncertainties regarding enacted or currently proposed legislation regarding regulation of companies within the financial services industry, including bank holding companies, and the potential impact of such legislation on our operations and the operations of BankAtlantic Bancorp, as well as the risk that BFC will be required by the OTS to enter into a Cease and Desist Order with respect to its ownership and oversight of BankAtlantic Bancorp;

•	the risks related to litigation and other legal proceedings against BFC and its subsidiaries, including the legal and other professional fees and other costs and expenses of such proceedings, as well as the impact of any finding of liability or damages on our financial condition and operating results; and

•	the Company’s success at managing the risks involved in the foregoing.
          With respect to BankAtlantic Bancorp and BankAtlantic, the risks and uncertainties include, but are not limited to:
•	the impact of economic, competitive and other factors affecting BankAtlantic Bancorp and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on its business generally, BankAtlantic’s regulatory capital ratios, the ability of its borrowers to service their obligations and its customers to maintain account balances and the value of collateral securing its loans;

•	credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of BankAtlantic Bancorp’s loans (including those held in the asset workout subsidiary of BankAtlantic Bancorp) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in BankAtlantic Bancorp’s trade area and where its collateral is located;

•	the risks of additional charge-offs, impairments and required increases in BankAtlantic Bancorp’s allowance for loan losses associated with the economy;

•	the impact of regulatory proceedings and litigation regarding overdraft fees;

•	the risks associated with maintaining compliance with the Cease and Desist Orders entered into by BankAtlantic Bancorp and BankAtlantic, including risks that compliance will adversely impact operations, risks associated with failing to comply with regulatory mandates and the risk of imposition of additional regulatory requirements and/or fines;

•	the uncertain impact of legal proceedings on BankAtlantic Bancorp’s financial condition or operations including the risk that the securities class action litigation verdict may not be overturned on appeal;

•	the risk that changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on BankAtlantic’s net interest margin;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BankAtlantic Bancorp’s activities and ability to raise capital;

•	the sale of BankAtlantic’s Tampa branches may not be consummated pursuant to its terms, at the time anticipated or at all, and that the transaction may not have the positive financial impact currently anticipated;

•	BankAtlantic Bancorp may raise additional capital and such capital may be highly dilutive to BankAtlantic Bancorp’s shareholders, including BFC, or may not be available;

•	the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets; and

•	BankAtlantic Bancorp’s success at managing the risks involved in the foregoing.

With respect to Bluegreen, the risks and uncertainties include, but are not limited to:

•	the overall state of the economy, interest rates and the availability of financing may affect Bluegreen’s ability to market vacation ownership interests (“VOIs”) and residential homesites;

•	Bluegreen would incur substantial losses and its liquidity position could be adversely impacted if the customers it finances default on their obligations;

•	while Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that its business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen’s future success depends on its ability to market its products successfully and efficiently;

•	Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including the continued decline in real estate values and the deterioration of real estate sales;

•	Bluegreen may not be successful in increasing or expanding its fee-based services relationships and its fee-based service activities may not be profitable, which may have an adverse impact on its results of operations and financial condition;

•	Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen Resorts does not continue to participate in exchange networks or its customers are not satisfied with the networks in which it participates;

•	Bluegreen’s exploration of strategic alternatives for its Bluegreen Communities involves a number of risks, including that it may divert management’s attention from its business activities, result in additional impairment charges and not ultimately lead to Bluegreen consummating a transaction or otherwise realizing improvements in its operating results and financial condition;

•	claims for development-related defects could adversely affect Bluegreen’s financial condition and operating results;

•	the resale market for VOIs could adversely affect Bluegreen’s business;

•	Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of its subsidiaries may have a material and adverse impact on its financial condition;

•	environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s business;

•	the ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew, or extend credit facilities, debt, or otherwise raise capital;

•	inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on Bluegreen operating results and financial condition; and

•	the loss of the services of Bluegreen’s key management and personnel could adversely affect its business.
     In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company, BankAtlantic Bancorp and Bluegreen with the SEC including those disclosed in the “Risk Factors” section of such reports. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, the valuation of real estate and its impairment reserves, evaluation of goodwill and other intangible assets for impairment, the valuation of securities, as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, revenue and cost recognition on percent complete projects, estimated costs to complete construction, the valuation of the fair value of assets and liabilities in the application of the acquisition method of accounting, the amount of deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses and notes receivable; (ii) the valuation of retained interests in notes receivable sold and the related gains on sales of notes receivable; (iii) the valuation of Bluegreen’s notes receivable deemed to have been acquired by us; (iv) impairment of goodwill and long-lived assets; (v) the valuation of securities as well as the determination of other-than-temporary declines in value; (vi) accounting for business combinations; (vii) the valuation of real estate; (viii) revenue and cost recognition on percentage-of- completion projects; (ix) estimated cost to complete construction; (x) accounting for deferred tax asset valuation allowance; and (xi) accounting for contingencies. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.
New Accounting Pronouncements
          See Note 21 of the “Notes to Unaudited Consolidated Financial Statements” included under Item 1 of this report for a discussion of new accounting pronouncements applicable to the Company and its subsidiaries.
Summary of Consolidated Results of Operations
The table below sets forth the Company’s summarized results of operations (in thousands):

	For the Three Months Ended
	March 31,
	2011	2010
		(As Revised)
Real Estate and Other	$10,561	(12,330)
Financial Services	(22,887)	(20,521)

Loss from continuing operations	(12,326)	(32,851)
Loss from discontinued operations	—	(249)

Net loss	(12,326)	(33,100)
Less: Net loss attributable to noncontrolling interests	(9,715)	(13,320)

Net loss attributable to BFC	(2,611)	(19,780)
5% Preferred stock dividends	(188)	(188)

Net loss allocable to common stock	$(2,799)	(19,968)

          Consolidated net loss attributable to BFC for the three months ended March 31, 2011 was $2.6 million compared with a net loss of $19.8 million for the same period in 2010. The results of discontinued operations related to Core Communities’ commercial leasing projects, are discussed further in Note 4 of the “Notes to Unaudited Consolidated Financial Statements”.
          The 5% Preferred Stock dividend represents the dividends paid by the Company on its 5% Cumulative Preferred Stock.
          The results of our business segments and other information on each segment are discussed below in BFC Activities, Real Estate Operations, Bluegreen Resorts, Bluegreen Communities, BankAtlantic and BankAtlantic Bancorp Parent Company.

          Revisions to Consolidated Financial Statements — On November 16, 2009, we purchased an additional 7.4 million shares of Bluegreen’s common stock. This share purchase increased our ownership interest in Bluegreen to approximately 16.9 million shares, or approximately 52%, of Bluegreen’s outstanding common stock. Accordingly, we are deemed to have a controlling interest in Bluegreen and, under GAAP, Bluegreen’s results are consolidated in our financial statements. The Company accounted for the acquisition of a controlling interest in Bluegreen in accordance with the accounting guidance for business combinations, pursuant to which management was required to evaluate the fair value of Bluegreen’s assets and liabilities as of the acquisition date. As previously disclosed, the allocation of the purchase price was based on preliminary estimates of the fair value of Bluegreen’s inventory and contracts, and was subject to change within the measurement period as valuations were finalized. Additionally, any offset relating to amortization/accretion was also retrospectively adjusted in the appropriate periods. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, during the fourth quarter of 2010, the Company finalized its valuations and adjusted the preliminary value assigned to the assets and liabilities of Bluegreen in order to reflect additional information obtained since the November 16, 2009 share acquisition date. These changes resulted in the following adjustments at December 31, 2009: a decrease of approximately $6.9 million to real estate inventory; an increase in other assets of approximately $3.5 million; an increase in other liabilities of approximately $4.1 million; and a decrease in deferred income taxes of approximately $7.1 million. Such adjustments resulted in a decrease to the “bargain purchase gain” related to the share acquisition for the year ended December 31, 2009 from $183.1 million to $182.8 million. The Company’s Consolidated Statement of Operations for the three months ended March 31, 2010 was revised to reflect the impact of the amortization/accretion associated with the above adjustments which resulted in a decrease to the net loss for the quarter of approximately $88,000 compared to the previously reported amount.
          Additionally, during the fourth quarter of 2010, management identified certain errors in its previously reported financial statements for 2010 and 2009. Because these errors were not material to the Company’s financial statements for 2010 or 2009, individually or in the aggregate, the Company revised its previously reported 2010 first, second and third quarter financial statements and its 2009 annual financial statements. These adjustments related to the following: the recognition of interest income associated with the acquired notes receivable in accordance with the accounting guidance Loans and Debt Securities with Deteriorated Credit Quality; an adjustment to the provision for loan losses for the acquired notes receivable; interest expense recognition for notes payable of certain defaulted debt at Woodbridge’s subsidiaries, Core Communities, LLC (“Core” or “Core Communities”) and Carolina Oak Homes, LLC (“Carolina Oak”), at the defaulted interest rate, where the stated interest rate was previously used; the recognition of income tax benefits associated with unrealized gains in accumulated other comprehensive income; and an adjustment to deferred taxes related to an impairment to real estate inventory which was reflected after November 16, 2009 and accounted for as a temporary difference, which should have been included in the determination of deferred taxes at the acquisition date, as part of the Bluegreen purchase price allocation.
          The Company’s financial statements for the three months ended March 31, 2010 contained herein reflect the adjustments and revisions described above. See Note 1 of the “Notes to Unaudited Consolidated Financial Statements” for additional information about these adjustments. The Company will present the impact of these adjustments and revisions for the three and six months ended June 30, 2010 and for the three and nine months ended September 30, 2010 in future filings when it discloses them as comparable periods. The quarterly period adjustments and revisions were previously disclosed in Note 40 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Consolidated Financial Condition
Consolidated Assets and Liabilities
          Total assets at March 31, 2011 and December 31, 2010 were $5.7 billion and $5.8 billion, respectively. The primary changes in components of total assets are summarized below:
•	an increase in BankAtlantic Bancorp’s interest-bearing deposits in other banks primarily reflecting $200 million of higher cash balances at the Federal Reserve Bank in anticipation of the Tampa branch sale;

•	a decrease in securities available for sale reflecting BankAtlantic Bancorp’s receipts of repayments of short-term agency and municipal securities as well as mortgage-backed securities repayments;

•	a decrease in BankAtlantic Bancorp’s tax certificate balances primarily relating to redemptions;

•	an increase in BankAtlantic Bancorp’s loans held for sale associated with the transfer of $25.1 million of non-performing residential loans to held for sale;

•	a decrease in BankAtlantic Bancorp’s loans receivable balances associated with $28 million of net-charge-offs, $6.7 million of loans transferred to real estate owned, $3.1 million of loan sales, and repayments of loans in the ordinary course of business; and

•	a decrease in BankAtlantic Bancorp’s accrued interest receivables resulting primarily from lower loan and tax certificate balances partially offset by higher agency and municipal securities balances.
          Total liabilities at March 31, 2011 and December 31, 2010 were $5.5 billion and $5.6 billion, respectively. The primary changes in components of total liabilities are summarized below:
•	a decrease in BankAtlantic’s interest bearing deposit account balances associated with lower interest bearing checking account and time deposit balances;

•	an increase in BankAtlantic’s non-interest bearing deposits due primarily to higher average balances per customer account;

•	lower FHLB advances and short term borrowings at BankAtlantic due to repayments using proceeds from deposit growth;

•	the deferred gain on settlement of investment in subsidiary of approximately $11.3 million which was recognized into income upon Core receiving a general release of liability during the three months ended March 31, 2011 (see Note 2 of the “Notes to Unaudited Consolidated Financial Statements” for additional information); and

•	an increase in BankAtlantic Bancorp’s junior subordinated debentures liability due to interest deferrals.

BFC Activities
BFC Activities
          The BFC Activities segment consists of BFC operations, dividends from our investment in Benihana, and other operations of Woodbridge. BFC operations primarily consist of our corporate overhead and general and administrative expenses, including the expenses of Woodbridge, the financial results of a venture partnership that BFC controls and other equity investments, as well as income and expenses associated with BFC’s shared service operations which provides human resources, risk management, investor relations and executive office administration services to BankAtlantic Bancorp and Bluegreen. This segment also includes investments made by our wholly owned subsidiary, BFC/CCC, Inc (“BFC/CCC”). Woodbridge’s other operations include the activities of Pizza Fusion Holdings, Inc. (“Pizza Fusion”) and Snapper Creek Equity Management, LLC, as well as certain other investments.
          The discussion that follows reflects the operations and related matters of BFC Activities (in thousands).

	For the Three Months Ended		Change
	March 31,		2011 vs.
	2011	2010	2010
		(As Revised)
Revenues
Other revenues	$271	387	(116)

	271	387	(116)

Cost and Expenses
Interest expense	1,361	1,838	(477)
Selling, general and administrative expenses	5,376	6,487	(1,111)

	6,737	8,325	(1,588)

Equity in earnings from unconsolidated affiliates	1,361	(31)	1,392
Other income	1,318	1,394	(76)

Loss from continuing operations before income taxes	(3,787)	(6,575)	2,788
Less: Benefit for income taxes	(144)	(1,167)	1,023

Net loss	$(3,643)	(5,408)	1,765

          Other revenues for the three months ended March 31, 2011 and 2010 related to franchise revenues generated by Pizza Fusion.
          Interest expense totaled $1.4 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in interest expense primarily resulted from lower rates. No interest was capitalized in the three months ended March 31, 2011 or 2010.
          General and administrative expenses decreased $1.1 million to $5.4 million for the three months ended March 31, 2011 from $6.5 million for the same period in 2010. The decrease was attributable to lower employee compensation due to a decrease in the number of employees, and lower bonuses, as well as lower franchise and contract fees due to Pizza Fusion store closures. This was offset in part by higher professional fees.
          A wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida which served as collateral for an approximately $26.0 million loan to the limited liability company. In connection with the purchase of the commercial properties in November 2006, BFC and the unaffiliated member of the limited liability company each guaranteed the payment of up to a maximum of $5.0 million for certain environmental indemnities and specific obligations that were not related to the financial performance of the properties. BFC and the unaffiliated member also entered into a cross indemnification agreement which limited BFC’s obligations under the guarantee to acts of BFC and its affiliates. On March 25, 2011, the limited liability company reached a settlement with its lender, pursuant to which it has conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. As of March 31, 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in earnings from unconsolidated affiliates.
2008 Step acquisitions — Purchase Accounting
          During 2008, BFC purchased an aggregate of 723,848 shares of BankAtlantic Bancorp’s Class A Common Stock on the open market. The shares purchased were accounted for as step acquisitions under the purchase method

BFC Activities
of accounting then in effect. Accordingly, the assets and liabilities acquired were revalued to reflect market values at the date of acquisition. The discounts and premiums arising as a result of such revaluation are generally being accreted or amortized, net of tax, over the remaining life of the assets and liabilities. The net impact of such accretion, amortization and other effects of purchase accounting decreased our consolidated net loss for the three months ended March 31, 2011 by approximately $160,000 and increased our consolidated net loss for the three months ended March 31, 2010 by approximately $85,000.
BFC Activities- Liquidity and Capital Resources
          As of March 31, 2011 and December 31, 2010, we had cash, cash equivalents and short-term investments totaling approximately $22 million and $29 million, respectively. The decrease in cash, cash equivalents and short-term investments was due to BFC’s operating and general and administrative expenses of approximately $3.2 million, and junior subordinated debentures interest payments of approximately $1.3 million, as well as a $2.5 million payment to the note holder in connection with a settlement agreement, as discussed below.
          Except as otherwise noted, the debts and obligations of BankAtlantic Bancorp, Bluegreen and Woodbridge are not direct obligations of BFC and generally are non-recourse to BFC. Similarly, the assets of those entities are not available to BFC, absent a dividend or distribution from those entities. BFC’s principal sources of liquidity are its available cash, including tax refunds, short-term investments, and dividends from Benihana. We expect to receive an additional $7.5 million tax refund, net of the amounts payable under the settlement agreement related to the bankruptcy filing of Levitt and Sons LLC and substantially all of its subsidiaries, as discussed in Note 16 of the “Notes to Unaudited Consolidated Financial Statements”.
          We expect to use our available funds to fund operations and meet our obligations. We may also use available funds to make additional investments in the companies within our consolidated group, including participation in BankAtlantic Bancorp’s recently announced rights offering, invest in equity securities and other investments, or repurchase shares of our common stock pursuant to our share repurchase program. On September 21, 2009, our Board of Directors approved a share repurchase program which authorizes the repurchase of up to 20,000,000 shares of Class A and Class B Common Stock at an aggregate cost of no more than $10 million. The share repurchase program replaced our $10 million repurchase program that our Board of Directors approved in October 2006 which placed a limitation on the number of shares which could be repurchased under the program at 1,750,000 shares of Class A Common Stock. The current program, like the prior program, authorizes management, at its discretion, to repurchase shares from time to time subject to market conditions and other factors. No shares were repurchased during the years ended December 31, 2010 or 2009, or during the three months ended March 31, 2011.
          During June and July 2010, BFC acquired an aggregate of 10,000,000 shares of BankAtlantic Bancorp’s Class A Common Stock in connection with the exercise of subscription rights granted to it in BankAtlantic Bancorp’s rights offering. The aggregate purchase price for those shares was $15.0 million. BFC exercised its basic subscription rights to purchase 5,986,865 shares, and the remaining 4,013,135 shares were acquired by BFC pursuant to its over-subscription request. The shares acquired in the rights offering increased BFC’s ownership interest in BankAtlantic Bancorp by approximately 8% to 45% and BFC’s voting interest in BankAtlantic Bancorp by approximately 5% to 71% as of July 2010. BankAtlantic Bancorp recently announced its intention to pursue a new rights offering to its shareholders of up to $30 million of its Class A Common Stock. We currently intend to support the rights offering and have indicated our willingness to participate; however, the amount of our investment in the rights offering has not yet been determined by our Board of Directors.
          Since March 2009, BFC has not received cash dividends from BankAtlantic Bancorp. BankAtlantic Bancorp is currently prohibited from paying dividends on its common stock without first receiving the written non-objection of the OTS. In addition, during February 2009, BankAtlantic Bancorp elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. BankAtlantic Bancorp is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, BankAtlantic Bancorp is prohibited from paying dividends to its shareholders, including BFC. While BankAtlantic Bancorp can end the deferral period at any time, BankAtlantic Bancorp has indicated that it anticipates that it may continue to defer such interest payments for the foreseeable future. Furthermore, BFC has not received cash dividends from Bluegreen and does not expect to receive cash dividends from Bluegreen in the foreseeable future. Certain of Bluegreen’s credit facilities contain terms which may limit the payment of cash dividends.
          We believe that our current financial condition and credit relationships, together with anticipated cash

BFC Activities
flows from operating activities and other sources of funds, including tax refunds and, to the extent determined to be advisable, proceeds from the disposition of properties or investments, will allow us to meet our anticipated near-term liquidity needs. With respect to long-term liquidity requirements, in addition to the foregoing, we may seek to raise funds, through the incurrence of long-term secured or unsecured indebtedness, the issuance of equity and/or debt securities or through the sale of assets; however we may be limited in doing so by OTS restrictions or otherwise and these alternatives may not be available to us on attractive terms, or at all.
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
          The Company owns 800,000 shares of Benihana’s Convertible Preferred Stock, which it purchased during 2004 for $25.00 per share. The Convertible Preferred Stock is convertible into Benihana’s Common Stock. Based on the number of currently outstanding shares of Benihana’s capital stock, the Convertible Preferred Stock, if converted, would represent an approximate 19% voting interest and an approximate 9% economic interest in Benihana’s capital stock. The Company receives cumulative quarterly dividends on its shares of Benihana’s Convertible Preferred Stock at an annual rate equal to 5% or $1.25 per share, payable on the last day of each calendar quarter. The Convertible Preferred Stock is subject to mandatory redemption of $20 million plus accumulated dividends on July 2, 2014 unless we elect to extend the mandatory redemption date to a date not later than July 2, 2024. Benihana is currently considering strategic alternatives, including a possible sale of the company. In the event that a sale transaction is consummated at a time when we continue to hold all 800,000 shares of the Convertible Preferred Stock, we would receive a minimum of $20 million in consideration for our shares of the Convertible Preferred Stock.
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

BFC Activities
Benihana’s Convertible Preferred Stock owned by the Company or on the shares of Benihana’s Common Stock received by the Company upon conversion of Benihana’s Convertible Preferred Stock.
          The development activities at Carolina Oak which is within Tradition Hilton Head, were suspended in the fourth quarter of 2008 as a result of, among other things, an overall softening of demand for new homes and a decline in the overall economy. In 2009, the housing industry continued to face significant challenges and Woodbridge made the decision to cease all activities at Carolina Oak. Woodbridge was the obligor under a $37.2 million loan that was collateralized by the Carolina Oak property. Effective April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with the holder of the $37.2 million secured note to resolve the disputes and litigation between them. Under the terms of the settlement agreement, (i) Woodbridge paid $2.5 million to the note holder, (ii) Carolina Oak conveyed to the note holder the real property securing the loan and (iii) the note holder agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time, agreed to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions. At March 31, 2011, the carrying amount of Carolina Oak’s inventory was approximately $10.8 million.
          During June 2008, Woodbridge entered into a settlement agreement (the “Settlement Agreement”) with the Debtors and the Joint Committee of Unsecured Creditors appointed in the Chapter 11 Cases (the “Joint Committee”). Pursuant to the Settlement Agreement, as it was subsequently amended, Woodbridge agreed to (i) pay $8 million to the Debtors’ bankruptcy estates (sometimes referred to herein as the “Debtors’ Estate”), (ii) place $4.5 million in a release fund to be disbursed to third party creditors in exchange for a third party release and injunction, (iii) make a $300,000 payment to a deposit holders fund and (iv) share a percentage of any tax refund attributable to periods prior to the bankruptcy with the Debtors’ Estate. In addition, Woodbridge agreed to waive and release substantially all of the claims it had against the Debtors, including administrative expense claims through July 2008, and the Debtors (joined by the Joint Committee) agreed to waive and release any claims they had against Woodbridge and its affiliates. On February 20, 2009, the Bankruptcy Court entered an order confirming a plan of liquidation jointly proposed by Levitt and Sons and the Joint Committee. That order also approved the settlement pursuant to the Settlement Agreement, as amended. The Company’s liability related to the Settlement Agreement at each of March 31, 2011 and December 31, 2010 was approximately $11.7 million, representing the portion of tax refunds that will likely be required to be shared with the Debtors’ Estate pursuant to the Settlement Agreement. As of March 31, 2011 and December 31, 2010, $8.4 million of such $11.7 million portion of the tax refund to be paid to the Debtors’ Estate was received and placed in an escrow account. The $8.4 million amount is included as restricted cash in the Company’s Consolidated Statements of Financial Condition.
          At June 30, 2009, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited partnership as a non-managing general partner. The partnership owns an office building located in Boca Raton, Florida. In connection with the purchase of the office building in March 2006, BFC/CCC guaranteed repayment of a portion of the non-recourse loan on the property on a joint and several basis with the managing general partner. BFC/CCC’s maximum exposure under this guarantee agreement was $2.0 million (which was shared on a joint and several basis with the managing general partner). In July 2009, BFC/CCC’s wholly-owned subsidiary withdrew as a partner of the limited partnership and transferred its 10% interest to an unaffiliated partner. In return, the partner to whom this interest was assigned agreed to use its reasonable best efforts to obtain the release of BFC/CCC from the guarantee. The partner was unable to secure such a release and that partner has agreed to indemnify BFC/CCC’s wholly-owned subsidiary for any losses that may arise under the guarantee after the date of the assignment. No amounts are recorded in our financial statements at March 31, 2011 or December 31, 2010 for this joint venture.
          As described above, a wholly-owned subsidiary of BFC/CCC had a 10% interest in a limited liability company that owned two commercial properties in Hillsborough County, Florida. On March 25, 2011, the limited liability company reached a settlement with its lender and conveyed the commercial properties securing the loan via a deed in lieu of foreclosure. BFC and BFC/CCC’s wholly-owned subsidiary were released from all obligations and guarantees related to the two commercial properties. As of March 31, 2011, BFC recognized the negative basis of its investment of approximately $1.3 million which is included in earnings from unconsolidated affiliates.
          A wholly-owned subsidiary of BFC/CCC has a 50% limited partner interest in a limited partnership that has a 10% interest in a limited liability company that owns an office building in Tampa, Florida. At March 31, 2011 and December 31, 2010, the carrying amount of this investment was approximately $278,000 and $282,000, respectively, which is included in investments in unconsolidated affiliates in the Company’s Consolidated Statements of Financial Condition. In connection with the purchase of the office building by the limited liability company in June 2007, BFC guaranteed the payment of certain environmental indemnities and specific obligations that are not related to the financial performance of the asset up to a maximum of $15.0 million, or $25.0 million in

BFC Activities
the event of any petition or involuntary proceeding under the U.S. Bankruptcy Code or similar state insolvency laws or in the event of any transfer of interests not in accordance with the loan documents. BFC and the unaffiliated members also entered into a cross indemnification agreement which limits BFC’s obligations under the guarantee to acts of BFC and its affiliates. No amounts are recorded in the Company’s financial statements at March 31, 2011 or December 31, 2010 for the obligations associated with this guarantee based on the potential indemnification by unaffiliated members and the limit of the specific obligations to non-financial matters.

Real Estate
Real Estate Operations Segment
          The Real Estate Operations segment includes the subsidiaries through which Woodbridge historically conducted its real estate business activities. These activities were concentrated in Florida and South Carolina and included the development and sale of land, the construction and sale of single family homes and townhomes and the leasing of commercial properties through Core prior to its liquidation in 2010 and Carolina Oak, which was engaged in homebuilding activities in South Carolina prior to the suspension of those activities in the fourth quarter of 2008. The Real Estate Operations segment also includes the operations of Cypress Creek Holdings, which engages in leasing activities.
Real Estate Operations

	For the Three Months Ended March 31,
	2011	2010	Change
		(As Revised)
Revenues:
Other revenues	$17	637	(620)

	17	637	(620)

Costs and expenses:
Interest expense, net	1,402	3,310	(1,908)
Selling, general and administrative expenses	489	2,659	(2,170)

Total costs and expenses	1,891	5,969	(4,078)

Gain on settlement of investment in subsidiary	11,305	—	11,305
Interest income and other income	—	53	(53)

Income (loss) before income taxes	9,431	(5,279)	14,710
(Provision) benefit for income taxes	—	—	—

Income (loss) from continuing operations, net of taxes	9,431	(5,279)	14,710
Discontinued operations:
Net loss from discontinued operations, net of taxes	—	(249)	249

Net income (loss)	$9,431	(5,528)	14,959

For the Three Months Ended March 31, 2011 Compared to the Same 2010 Period
          Other revenues decreased to $17,000 for the three months ended March 31, 2011 compared to $637,000 for the same period in 2010. Other revenues recognized for the three months ended March 31, 2010 primarily consisted of rental income from a tenant whose lease agreement expired in March 2010. Additionally for the same period, other revenues included irrigation revenue earned at one of the five subsidiaries whose membership interests were pledged as additional collateral in the debt settlement agreement with one of Core’s lenders.
          Interest expense decreased to $1.4 million in the three months ended March 31, 2011 compared to $3.3 million for the same period in 2010. The decrease was primarily due to the release of approximately $112.30 million of debt as part of Core’s settlement agreement with its lenders.
          Selling, general and administrative expenses decreased to $489,000 for the three months ended March 31, 2011 from $2.7 million for the same period in 2010. The decrease was primarily a result of the cessation of operations at Core and Carolina Oak.
          Gain on settlement of investment in subsidiary of $11.3 million is attributable to the deconsolidation of five of Core’s subsidiaries, the membership interests in which were transferred to the lender upon settlement of $86.7 million in debt.

Real Estate
Real Estate Operations-Liquidity and Capital Resources
          At March 31, 2011 and December 31, 2010, Core had cash and cash equivalents of $245,000 and $1.0 million, respectively.
          During 2010, demand for residential and commercial inventory showed no signs of recovery, particularly in the geographic regions where Core’s properties were located. In early 2010, Woodbridge made the decision to pursue an orderly liquidation of Core and worked cooperatively with the various lenders to achieve that objective. During November 2010, Core entered into a settlement agreement with one of its lenders, which had previously commenced actions seeking foreclosure of mortgage loans totaling approximately $113.9 million collateralized by property in Florida and South Carolina. Under the terms of the agreement, Core pledged additional collateral to the lender consisting of membership interests in five of Core’s subsidiaries and granted security interests in the acreage owned by such subsidiaries in Port St. Lucie, Florida, substantially all of which is undeveloped raw land. Core also agreed to an amendment of the complaint related to the Florida foreclosure action to include this additional collateral and an entry into consensual judgments of foreclosure in both the Florida and South Carolina foreclosure actions. In consideration therefore, the lender agreed not to enforce a deficiency judgment against Core and, in February 2011, released Core from any other claims arising from or relating to the loans. As of November 30, 2010, Core deconsolidated the five subsidiaries, the membership interests in which were transferred to the lender upon entry into the consensual judgments of foreclosure. In connection therewith, and in accordance with the accounting guidance for consolidation, the Company recorded a guarantee obligation “deferred gain on settlement of investment in subsidiary” of $11.3 million in the Company’s Consolidated Statement of Financial Condition as of December 31, 2010. Core received its general release of liability, and accordingly the deferred gain on settlement of investment in subsidiary was recognized into income, during the three months ended March 31, 2011. Approximately $27.2 million of the $113.9 million of mortgage loans described above is collateralized by property in South Carolina which had an estimated carrying value of approximately $19.4 million at March 31, 2011. This property is subject to separate foreclosure proceedings which are not expected to begin until later in the first half of 2011. While Core was released by the lender from any other claims relating to the loans, the applicable accounting guidance requires that the $27.2 million of debt and associated $19.4 million of collateral remain in Core’s financial statements until the foreclosure proceedings have been completed.
          In December 2010, Core and one of its subsidiaries entered into agreements, including without limitation, a Deed in Lieu of Foreclosure Agreement, with one of their lenders which resolved the foreclosure proceedings commenced by the lender related to property at Tradition Hilton Head which served as collateral for a $25 million loan. Pursuant to the agreements, Core’s subsidiary transferred to the lender all of its right, title and interest in and to the property which served as collateral for the loan as well as certain additional real and personal property. In consideration therefore, the lender released Core and its subsidiary from any claims arising from or relating to the loan. In accordance with applicable accounting guidance, this transaction was accounted for as a troubled debt restructuring and accordingly, a $13.0 million gain on debt extinguishment was recognized in December 2010.
Off Balance Sheet Arrangements and Contractual Obligations
          The following table summarizes our Real Estate and Other contractual obligations (excluding Bluegreen) as of March 31, 2011 (in thousands):

		Less than 12	13-36	37-60	More than
Category (1)	Total	months	Months	Months	60 Months
Long Term Debt Obligations(2)	$160,805	64,657	510	10,586	85,052
Operating Lease Obligations	159	68	72	19	—

Total Obligations	$160,964	64,725	582	10,605	85,052

(1)	Long-term debt obligations consist of notes, mortgage notes and bonds payable and junior subordinated debentures. Operating lease obligations consist of lease commitments. The timing of contractual payments for debt obligations assumes the exercise of all extensions available at our sole discretion. Long-term debt obligations and long-term debt obligations include defaulted loans totaling approximately $64.4 million as of March 31, 2011 of which repayment of the outstanding debt was accelerated by the lender and is currently being shown as immediately due and payable in less than 12 months.

(2)	These amounts include scheduled principal payments.

Real Estate
          In addition to the above contractual obligations, we have $2.4 million in unrecognized tax benefits in accordance with accounting guidance for uncertainty in income taxes, which provides guidance for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.
          Levitt and Sons, Woodbridge’s former wholly-owned homebuilding subsidiary, had approximately $33.3 million of surety bonds related to its ongoing projects at November 9, 2007, the date on which Levitt and Sons and substantially all of its subsidiaries filed voluntary bankruptcy petitions (the “Chapter 11 Cases”). In the event that these obligations are drawn and paid by the surety, Woodbridge could be responsible for up to $7.6 million plus costs and expenses in accordance with the surety indemnity agreements executed by Woodbridge. At March 31, 2011 and December 31, 2010, Woodbridge had $490,000 in surety bond accruals related to certain bonds where management believes it to be probable that Woodbridge will be required to reimburse the surety under applicable indemnity agreements. It is unclear whether and to what extent the remaining outstanding surety bonds of Levitt and Sons will be drawn and the extent to which Woodbridge may be responsible for additional amounts beyond the previous accrued amount. Woodbridge will not receive any repayment, assets or other consideration as recovery of any amounts it may be required to pay. In September 2008, a surety filed a lawsuit to require Woodbridge to post collateral against a portion of surety bond exposure in connection with demands made by a municipality. Based on claims by the municipality on the bonds, the surety requested that Woodbridge post a $4.0 million escrow deposit while the matter was being litigated with the municipality and while Woodbridge did not believe that the municipality had the right to demand payment under the bonds, Woodbridge complied with that request. In August 2010, a motion for summary judgment was entered in Woodbridge’s favor terminating any obligations under the bonds. The municipality has appealed the decision.

Real Estate
Bluegreen
The Company’s consolidated financial statements for the three months ended March 31, 2011 and 2010 include the results of operations of Bluegreen. Bluegreen’s results of operations are reported through two reportable segments, which are Bluegreen Resorts and Bluegreen Communities. Bluegreen is a separate public company, and the following discussion is derived from or includes disclosure prepared by Bluegreen’s management and included in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. Accordingly, unless noted to the contrary or the context otherwise requires, references to the “Company”, “we”, “us” or “our” in the following discussion are references to Bluegreen and its subsidiaries, and are not references to BFC.
          Bluegreen’s results for the first quarter of 2011 reflect its continued focus on fee-based service business and its efforts to achieve selling and marketing efficiencies in its Bluegreen Resorts segment.
During the three months ended March 31, 2011
•	Bluegreen generated “free cash flow” (cash flow from operating and investing activities) of $34.0 million.

•	VOI system-wide sales, which include sales of third-party developer inventory, totaled $58.5 million, reflecting a 6% increase over the three months ended March 31, 2010.

•	Bluegreen’s sales and marketing fee-based service business sold $16.9 million of third-party developer inventory and earned sales and marketing commissions of $10.8 million. Including Bluegreen’s resort management, resort title, construction management and other operations, Bluegreen’s total resort fee-based services revenues were $28.0 million, a 7% increase over the three months ended March 31, 2010.

•	Bluegreen Communities’ business continues to experience low consumer demand for its homesites. On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division.

•	Bluegreen entered into a new sales and marketing fee-based agreement with the Manhattan Club in New York City.
     Bluegreen believes its fee-based service business enables Bluegreen to leverage its management, sales and marketing, mortgage servicing, title and construction experience to generate recurring revenues from third parties. Bluegreen’s provision of these services requires significantly less capital investment than its traditional vacation ownership business. During the first quarters of 2011 and 2010, Bluegreen sold $16.9 million and $15.8 million, respectively, of third-party inventory and earned sales and marketing commissions of approximately $10.8 million and$10.2 million, respectively. Based on an allocation of its selling, marketing and segment general and administrative expenses to these sales, Bluegreen believes it generated approximately $1.1 million and $0.9 million pre-tax profits by providing these sales and marketing fee-based services during the three months ended March 31, 2011 and 2010, respectively. In addition to the sales and marketing of third-party VOIs, Bluegreen also generated fee-based income by providing resort and reservation management services, title services, construction consulting services (where Bluegreen manages the construction, design and development of vacation ownership resorts for third parties), and mortgage servicing of the VOI notes originated from the sales of certain of the third-party VOIs. Bluegreen’s goal is for fee-based services to become an increasing portion of its resorts business over time; however, its efforts to do so may not be successful.
     Additionally, consistent with Bluegreen’s initiatives to improve liquidity, during the first quarter of 2011, Bluegreen continued to focus on entering into VOI sales that are 100% cash and encouraging larger down payments on financed sales. Including down payments received on financed sales, 59% of Bluegreen’s sales were realized in cash within approximately 30 days from the contract date during the first quarter of 2011. Refer to Liquidity and Capital Resources section below for additional information.
          On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. However, Bluegreen may not elect to pursue any of the strategic alternatives it may consider, and any such alternatives, if pursued, may not ultimately be consummated, or, if consummated may not result in improvements to Bluegreen’s financial condition and operating results or otherwise achieve the benefits Bluegreen expects to realize from the transaction. In addition, it is possible that Bluegreen’s announcement regarding strategic alternatives may have a material adverse effect on Bluegreen Communities’ operations. In the event that adverse conditions in the real estate market continue or deteriorate further, the carrying value of Bluegreen Communities’ inventory would be reevaluated and could result in additional impairment charges. Impairment charges may also be required to the extent that additional market information obtained during the strategic review process indicates that the carrying value of Bluegreen Communities’ inventory exceeds its fair value. Any such impairment charges may be material.

Real Estate
          Bluegreen has historically experienced and expects to continue to experience seasonal fluctuations in its gross revenues and results of operations. This seasonality may result in fluctuations in Bluegreen quarterly operating results. Although Bluegreen typically sees more potential customers at its sales offices during the quarters ending in June and September, ultimate recognition of the resulting sales during these periods may be delayed due to down payment requirements for recognition of real estate sales under GAAP or due to the timing of development and the requirement that Bluegreen uses the percentage-of-completion method of accounting.
Bluegreen Segments Financial Results
          The following tables include the financial results of Bluegreen’s segments for the three months ended March 31, 2011 and 2010.
Bluegreen Resorts

	For the Three Months Ended March 31,
	2011		2010
		Percentage		Percentage
	Amount	of Sale	Amount	of Sale
		(dollars in thousands) (as revised)
System-wide sales (1)	$58,474		47,628
Changes in sales deferred under timeshare accounting rules	(516)		(2,497)
Estimated uncollectible VOI notes receivable	(4,714)		(4,310)

System-wide sales, net	53,244	100%	40,821	100%
Less: Sales of third party VOIs	(16,910)	-32%	(15,754)	-39%
Adjustment to allowance for loan losses	—	—	(461)	-1%

Sales of real estate	36,334	68%	24,606	60%
Cost of real estate sales (2)	(7,225)	-20%	(2,735)	-11%

Gross profit	29,109	80%	21,871	89%
Fee-based sales commission	10,764	20%	10,180	25%
Other resort fee-based services revenue	17,200	32%	15,670	38%
Cost of other resort fee-based services	(13,081)	-25%	(11,943)	-29%
Selling and marketing expenses	(28,529)	-54%	(27,383)	-67%
Segment general and administrative expenses (3)	(4,001)	-8%	(2,049)	-5%

Segment operating profit	$11,462	22%	6,346	16%

Real Estate
Bluegreen Communities

	For the Three Months Ended March 31,
	2011		2010
		Percentage		Percentage
	Amount	of Sale	Amount	of Sale
		(dollars in thousands)
Gross sales of real estate	$4,049		3,382
Changes in sales deferred under timeshare accounting rules	1,240		(136)

Sales of real estate	5,289	100%	3,246	100%
Cost of real estate sales (2)	(2,450)	-46%	(5,368)	-165%

Gross profit	2,839	54%	(2,122)	-65%
Other operations revenues	434	8%	351	11%
Cost of other operations	(886)	-17%	(747)	-23%
Selling and marketing expenses	(1,093)	-21%	(1,021)	-31%
Segment general and administrative expenses (3)	(1,314)	-25%	(1,603)	-49%

Segment operating loss	$(20)	0%	(5,142)	-158%

(1)	Includes sales of VOI’s made on behalf of third parties, which are transacted through the same process as the sale of Bluegreen’s VOI inventory.

(2)	Percentages for cost of sales and gross profit are calculated as a percentage of sales of real estate.

(3)	General and administrative expenses attributable to corporate overhead have been excluded from the tables. Corporate general and administrative expenses (excluding mortgage operations) totaled $10.6 million and $12.9 million for the three months ended March 31, 2011 and 2010, respectively. (See “Corporate General and Administrative Expenses” below for further discussion.
Bluegreen Resorts
Bluegreen Resorts — Resort Sales and Marketing
          The following table sets forth certain information for sales of both Bluegreen VOIs and VOI sales made on behalf of third-party for a fee for the periods indicated. The information is provided before giving effect to the deferral of Bluegreen VOI sales in accordance with timeshare accounting rules:

	For the Three Months
	Ended March 31,
	2011	2010
Number of sales offices at period end	20	21
Number of Bluegreen VOI sales transactions	3,522	3,478
Number of sales made on behalf of third-party developers for a fee	1,366	1,317

Total VOI sales transactions	4,888	4,795
Average sales price per transaction	$12,106	$11,712
Number of total prospects tours	32,284	29,553
Sale-to-tour conversion ratio— total prospects	15.1%	16.2%
Number of new prospects tours	17,800	15,408
Sale-to-tour conversion ratio— new prospects	11.4%	12.1%
Percentage of sales to owners	59.3%	61.9%
Sales of Real Estate. Sales of real estate for Bluegreen Resorts were $29.1 and $21.9 million during the three months ended March 31, 2011 and 2010, respectively. Sales of real estate for Bluegreen Resorts represents sales of Bluegreen-owned VOI’s, as adjusted by changes in sales deferred under timeshare accounting rules, the impact of

Real Estate
estimated uncollectible VOI notes receivable on new loan originations, and adjustments, if any, to allowance for loan losses of existing VOI loans, as further described below.
VOI revenue is reduced by our estimate of future uncollectible VOI notes receivable. Estimated losses for uncollectible VOI notes receivable vary with the amount of financed sales during the period and changes in its estimates of future note receivable performance for newly originated loans and the future performance of our existing loan portfolio. During the three months ended March 31, 2011 and 2010, we reduced revenue by $4.7 million and $4.3 million, respectively, for the estimated future uncollectibles on loans originated in these periods.
Cost of Real Estate Sales. Bluegreen Resorts’ cost of sales was $7.2 million and $2.7 million during the three months ended March 31, 2011 and 2010, respectively. Included in the cost of real estate sales in March 2010 is $2.9 million of cost of real estate sales related to recognition of deferred revenue. Cost of sales of real estate varies between periods based on the sales volumes, the relative costs of the specific VOIs sold in each respective period and the size of the point package of the VOIs sold.
Fee-Based Sales Commission Revenue. Bluegreen earns commissions for the sales of third-party inventory upon the closing of the respective sales transaction.
During the three months ended March 31, 2011 and 2010, we sold $16.9 million and $15.8 million, respectively, of third-party developer inventory and earned sales and marketing commissions of $10.8 million and $10.2 million, respectively. We anticipate that fee-based services will be a greater portion of our revenues in the future although our efforts in this respect may not be successful.
Selling and Marketing Expenses. Selling and marketing expenses for Bluegreen Resorts were $28.5 million and $27.4 million during the three months ended March 31, 2011 and 2010, respectively. Sales and marketing expenses as a percentage of sales fluctuate due to the mix of marketing programs and incentives, lower commission costs, as well as average sales price. During the three months ended March 31, 2011 and 2010, the average sales price was $12,106 and $11,712, respectively, and such increase also contributed to the decrease in Bluegreen’s selling and marketing expense as a percentage of sales.
General and Administrative Expenses. General and administrative expenses for Bluegreen Resorts were $4.0 million and $2.0 million during the three months ended March 31, 2011 and 2010, respectively.
Resort Management and Other Services
          The following table sets forth pre-tax profit generated by Bluegreen’s resort management and other services (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Resort management operations	$6,714	5,821
Title operations	1,626	1,471
Other	(79)	(14)

Total fee-based service profit	8,261	7,278
Net carrying cost of developer inventory	(4,142)	(3,551)

Total profit	$4,119	3,727

Other Resort Fee-Based Services Revenue. Bluegreen’s other resort fee-based services revenue consists primarily of fees earned for providing management services and fees earned for providing title services in connection with VOI transactions. In exchange for fess, we provided management services to the Bluegreen Vacation Club and to a majority of the property owners’ associations of our resorts. In connection with our management services provided to the Bluegreen Vacation Club, we manage the club reservation system, and provide owner services as well as billing and collections services.
Revenues generated by other resort fee-based services were $17.2 million and $15.7 million during the three months ended March 31, 2011 and 2010, respectively. Revenues related to other resort fee-based services increased in 2011 as a result of additional fees earned by providing services to more VOI owners and from managing more timeshare resorts on behalf of property owners’ associations. As of March 31, 2011, we managed 42 timeshare resort properties and hotels compared to 40 as of March 31, 2010. Additionally, our revenues related to title services

Real Estate
increased due to the increase in the number of system-wide VOI sales transactions.
Cost of Other Resort Fee-Based Services. Cost of other resort fee-based services was $13.1 million and $11.9 million during the three months ended March 31, 2011 and 2010, respectively. The increase in the cost during 2011 is due to the additional service volumes described above. The net carrying cost of our unsold inventory fluctuates with the number of VOIs we own and the number of resorts subject to developer subsidy arrangements, as well as proceeds from rental and sampler activity. During the first quarter of 2011 and 2010, the carrying cost of our inventory was $6.8 million and $5.8 million, respectively, and was offset by rental and sampler revenues, net of expenses, of $2.7 million and $2.2 million, respectively.
Bluegreen Communities
          On March 24, 2011, Bluegreen announced that it had engaged advisors to explore strategic alternatives for Bluegreen Communities, including a possible sale of the division. However, Bluegreen may elect not to pursue any of the strategic alternatives it may consider when expected or at all, and any such alternatives, if pursued and ultimately consummated, may not result in improvements to Bluegreen financial condition and operating results or otherwise achieve the benefits Bluegreen expects to realize from the transaction. In addition, it is possible that Bluegreen’s announcement regarding strategic alternatives may have a material adverse effect on its Bluegreen Communities operations. In the event that adverse conditions in the real estate market continue to deteriorate further, the carrying value of Bluegreen Communities inventory would be reevaluated and could result in additional impairment charges. Impairment charges may also be required to the extent that additional market information obtained during the strategic review process indicates that the carrying value of Bluegreen Communities inventory exceeds its fair value. Any such impairment charges may be material.
Sales of Real Estate. Sales of real estate for Bluegreen Communities were $5.3 million and $3.2 million during the three months ended March 31, 2011 and 2010, respectively. During the first quarter of 2011, we substantially completed development in one of the phases of our Vintage Oaks at the Vineyard community, located in New Braunfels, Texas, which resulted in the recognition of $1.2 million of revenue that was previously deferred in accordance with the percentage-of-completion method of accounting. During the first quarter of 2010, the impact of the percentage-of-completion method of accounting did not have a significant impact on revenue. Excluding the impact of the percentage-of-completion method of accounting from both periods, Bluegreen Communities sales decreased by $0.6 million or 19% during the first quarter of 2011 as compared to the first quarter of 2010. Sales at Bluegreen Communities continue to be adversely impacted by the weak residential real estate market.
The table below sets forth the number of homesites sold by Bluegreen Communities and the average sales price per homesite for the period indicated, before giving effect to the percentage-of-completion method of accounting, and excluding sales of bulk parcels:

	For the Three Months Ended March 31,
	2011	2010
Number of homesites sold	46	66
Average sales price per homesite	$67,095	58,191
The average sales price per homesite increased by $8,904 or 15% during the first quarter of 2011, compared to the first quarter of 2010, reflecting a higher percentage of sales of higher-priced homesites at our Vintage Oaks at the Vineyard community.
Cost of Real Estate Sales. Bluegreen Communities’ cost of real estate sales was $2.4 million and $5.4 million during the three months ended March 31, 2011 and 2010, respectively. During the first quarter of 2010, we recorded non-cash charges to cost of real estate sales of $3.0 million to write-down the inventory balances of certain phases of our completed properties to their estimated net realizable value. Variations in cost structures and the market pricing of homesites available for sale as well as the opening of phases of projects, which include premium homesites (e.g., water, frontage, preferred views, larger acreage homesites, etc.), also impact the gross margin of Bluegreen Communities from period to period.
Other Operations Revenues and Cost. During the three months ended March 31, 2011 and 2010, Bluegreen Communities’ other operations revenues were $0.4 million in both periods and the associated cost of other revenues was $0.9 million and $0.7 million, respectively. Other operations of Bluegreen Communities business include the

Real Estate
operation of two daily fee golf courses. Bluegreen’s golf courses have historically generated operating losses as they are still in their early years of operations and are located within relatively new communities while the associated operating expenses and maintenance costs are fixed.
Selling and Marketing Expenses. Bluegreen Communities’ total selling and marketing expenses during the first quarter of 2011 were substantially at the same level with the expenses incurred during the first quarter of 2010.
General and Administrative Expenses. General and administrative expenses for Bluegreen Communities were $1.3 million and $1.6 million during the three months ended March 31, 2011 and 2010, respectively.
Interest Income and Interest Expense
Notes Receivable Portfolio. As of March 31, 2011, Bluegreen’s net interest spread from its notes receivable portfolio included the interest earned $682.0 million of notes receivable, net of interest expense incurred on $538.7 million of related receivable-backed debt. The following table details the sources of income and related expenses associated with our notes receivable portfolio (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Interest income:
VOI notes receivable	$22,371	24,169
Other	62	45

Total interest income	22,433	24,214

Servicing fee income
Fee-based services	93	13

Total income	22,526	24,227

Interest expense:
Receivable-backed notes payable	10,942	11,736
Cost of mortgage servicing operations	998	730

Total expense	11,940	12,466

Net interest on notes receivable portfolio	$10,586	11,761

Interest Income. Interest income was $22.4 million and $24.2 million during the first quarters of 2011 and 2010, respectively. The decrease in interest income during the first quarter of 2011 compared to 2010 is a result of the continued decrease in our VOI notes receivable portfolio, a result of both the maturing of the portfolio as well as our efforts to increase cash sales and higher down payments on those VOI sales that we do finance. We expect that our notes receivable portfolio will continue to decrease in the near term as more VOI sales are realized as cash.
Interest Expense. Interest expense on receivable-backed notes payable was $10.9 million and $11.7 million for the first quarters of 2011 and 2010, respectively. Bluegreen’s other interest expense, which is primarily comprised of interest on lines of credit and notes payable and on its subordinated debentures, was $4.0 million and $3.6 million during the first quarters of 2011 and 2010 respectively. Bluegreen’s effective cost of borrowing was 7.65% and 7.25% during the first quarters of 2011 and 2010, respectively.
Mortgage Servicing Operations. Bluegreen’s mortgage servicing operations include processing payments, and collection of notes receivable owned by Bluegreen, as well as on notes receivable owned by third parties. In addition, Bluegreen’s mortgage servicing operations facilitate the monetization of its VOI notes receivable through its various credit facilities, as well as perform monthly reporting activities for Bluegreen’s lenders and receivable investors. The cost of Bluegreen’s servicing operations was $0.9 million and $1.0 million during the first quarters of 2011 and 2010, respectively.
The servicing fee income represents mortgage servicing fees earned for servicing the loan portfolio of a third-party developer in connection with one of Bluegreen’s fee-based services arrangements. As of March 31, 2011, the total amount of notes receivable serviced by Bluegreen under this arrangement was $25.2 million. In April 2011, Bluegreen began providing mortgage servicing to another third party developer for whom Bluegreen also provides fee-based selling and marketing services.
Corporate General and Administrative Expenses. Bluegreen’s corporate general and administrative expenses

Real Estate
consist primarily of expenses associated with administering the various support functions at Bluegreen’s corporate headquarters, including accounting, human resources, information technology, treasury, and legal. Overall corporate and general administrative costs may fluctuate between periods for various reasons, including but not limited to the timing of professional services and litigation expenses. In addition, consistent with Bluegreen’s segment reporting treatment, changes in the accrued payroll between reporting periods for the entire company are recorded as corporate general and administrative expense.
Corporate general and administrative expenses were $10.6 million and $12.9 million for the first quarters of 2011 and 2010, respectively. The $2.3 million, or 18%, decrease during the first quarter of 2011 compared to the first quarter of 2010 primarily relates to lower litigation costs and lower costs incurred for management consulting services.
For a discussion of field selling, general and administrative expenses, see discussion above.
Non-controlling Interest in Income of Consolidated Subsidiary. We include the results of operations and financial position of Bluegreen/Big Cedar Vacations, LLC, our 51%-owned subsidiary, in our consolidated financial statements. The non-controlling interests in income of consolidated subsidiary is the portion of our consolidated pre-tax income that is attributable to Big Cedar, LLC, the unaffiliated 49% interest holder in Bluegreen/Big Cedar Vacations, LLC. Non-controlling interest in income of consolidated subsidiary was $1.7 million and $1.6 million for the first quarters of 2011 and 2010, respectively.
Provision (benefit) for Income Taxes. Bluegreen’s effective income tax rate was approximately 40% and 42% during the first quarters of 2011 and 2010, respectively. Bluegreen’s quarterly effective income tax rates are based upon Bluegreen’s current estimated annual rate. Bluegreen’s annual effective income tax rate varies based upon its taxable earnings as well as on its mix of taxable earnings in the various states in which Bluegreen operates.
Bluegreen’s Liquidity and Capital Resources
Bluegreen’s primary sources of funds from internal operations are: (i) cash sales, (ii) down payments on homesite and VOI sales which are financed, (iii) proceeds from the sale of, or borrowings collateralized by, notes receivable, including cash received from our residual interests in such transactions, (iv) cash from our finance operations, including mortgage servicing fees and principal and interest payments received on the purchase money mortgage loans arising from sales of VOIs and homesites, and (v) net cash generated from our sales and marketing fee-based services and other resort fee-based services, including our resorts management operations.
As a result of initiatives implemented in the fourth quarter of 2008, we have in recent years realized higher down payments and a higher percentage of cash sales in connection with VOI sales compared to prior years. During the quarter ended March 31, 2011, including down payments received on financed sales, 59% of our VOI sales were paid in cash within approximately 30 days from the contract date.
While the vacation ownership business has historically been capital intensive, our principal goals in the current environment has been to emphasize the generation of “free cash flow” (defined as cash flow from operating and investing activities) by i) incentivizing our sales associates to generate higher percentages of our sales in cash compared to historical levels; ii) maintaining sales volumes that allow us to focus on what we believe to be the most efficient marketing channels available to us; iii) minimizing capital and inventory expenditures; and iv) utilizing our sales and marketing, mortgage servicing, resort management services, title and construction expertise to pursue fee-based-service business relationships that require minimal up-front capital investment and have the potential to produce strong cash flows for us.
Historically, our business model has depended on the availability of credit in the commercial markets. VOI sales are generally dependent upon us providing financing to our buyers. Our ability to sell and/or borrow against our notes receivable from VOI buyers has been a critical factor in our continued liquidity. When we sell VOIs, a financed buyer is only required to pay a minimum of 10% to 20% of the purchase price in cash at the time of sale; however, selling, marketing, and administrative expenses attributable to the sale are primarily cash expenses that generally exceed the buyer’s minimum required down-payment. Accordingly, having financing facilities available for the hypothecation, sale, or transfer of these VOI receivables has been a critical factor in our ability to meet our short and long-term cash needs and we have attempted to diversify our sources of such financing facilities. Historically, we have relied on our ability to sell receivables in the term securitization market in order to generate liquidity and create capacity in our receivable facilities. In addition, maintaining adequate VOI inventory to sell and pursue growth into

Real Estate
new markets has historically required us to incur debt for the acquisition, construction and development of new resorts. Although we believe that we currently have adequate completed VOIs in inventory to satisfy our needs for the next several years, and therefore, expect acquisition and development expenditures to remain at current levels in the near term, we may decide to acquire or develop more inventory in the future, which would increase our acquisition and development expenditures and may require us to incur additional debt.
The challenging credit markets have negatively impacted our financing activities in the past several years. While the credit markets appear to be recovering and we consummated term securitizations and entered into new financing facilities during 2010 and the first quarter of 2011, the number of banks and other finance companies willing to provide “warehouse” lines of credit for timeshare receivables has decreased. As a result, we may not be able to renew our existing receivable-backed lines of credit when their current advance periods expire or secure new future financing for our VOI notes receivable on acceptable terms, if at all. In addition, the securitization market has become unavailable for extended periods of time in the past and may become unavailable to us in the future.
Further, while we may seek to raise additional debt or equity financing in the future to fund operations or repay outstanding debt, such financing may not be available to us on favorable terms or at all. If our efforts are unsuccessful, our liquidity would be significantly adversely impacted. In light of the current trading price of our common stock, financing involving the issuance of our common stock or securities convertible into our common stock would be highly dilutive to our existing shareholders.
Our levels of debt and debt service requirements have several important effects on our operations, including the following: (i) our significant debt service cash requirements reduce the funds available for operations and future business opportunities and increases our vulnerability to adverse economic and industry conditions, as well as conditions in the credit markets, generally; (ii) our leverage position increases our vulnerability to economic and competitive pressures; (iii) the financial covenants and other restrictions contained in indentures, credit agreements and other agreements relating to our indebtedness require us to meet certain financial tests and restrict our ability to, among other things, borrow additional funds, dispose of assets, make investments, or pay cash dividends on or repurchase common stock; and (iv) our leverage position may limit funds available for working capital, capital expenditures, acquisitions and general corporate purposes. Certain of our financing arrangements materially limit our ability to pay cash dividends on our common stock or our ability to repurchase shares in the near term. Certain of our competitors operate on a less leveraged basis and have greater operating and financial flexibility than we do.
Credit Facilities
The following is a discussion of our material purchase and credit facilities, including those that were important sources of our liquidity as of March 31, 2011. These facilities do not constitute all of our outstanding indebtedness as of March 31, 2011. Our other indebtedness includes outstanding junior subordinated debentures, borrowings collateralized by real estate inventories that were not incurred pursuant to a significant credit facility, and capital leases.
Credit Facilities for Bluegreen Receivables with Future Availability
Bluegreen maintains various credit facilities with financial institutions that provide receivable financing for our operations. We had the following credit facilities with future availability as of March 31, 2011 (dollars in thousands):

		Outstanding
		Balance		Advance Period
	Borrowing	as of March	Availability as of	Expiration;	Borrowing Rate; Rate
	Limit	31, 2011	March 31, 2011	Borrowing Maturity	as of March 31, 2011
BB&T Purchase Facility(1)	$75,000	$2,503	$72,497	December 2011; September 2023	Prime Rate +2.00%(2); 5.25%
Quorum Purchase Facility	20,000	1,192	18,808	December 2011; December 2030	8.00%
NBA Receivables Facility(3)	20,000	16,714	3,286	June 2011; June 2018	30 day LIBOR+5.25%; 6.75%(5)
2011 Liberty Bank Facility(1)(4)	60,000	5,472	9,126	February 2013; February 2016	Prime Rate +2.25%; 6.50%(6)

	$175,000	$25,881	$103,717

Real Estate

(1)	Facility is revolving during the advance period, providing additional availability as the facility is paid down, subject to eligible collateral and applicable terms and conditions.

(2)	The borrowing rate is subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, subject to a maximum interest rate of the Prime Rate plus 3.5%, once the outstanding balance under the facility equals or exceeds $50.0 million.

(3)	Bluegreen has received a term sheet to amend its existing National Bank of Arizona (“NBA”) facility which would allow Bluegreen to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. The amount shown as “Availability as of March 31, 2011” and the dates under “Advance Period Expiration: Borrowing Maturity” are pro-forma, as if the amendment had been closed as of March 31, 2011. Bluegreen may not be successful in its efforts to enter into this amendment or the contemplated terms, or at all.

(4)	In February 2011, Bluegreen entered into a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. The availability under the 2011 Liberty Bank Facility is reduced by the amounts outstanding to the extending participants under the 2008 Liberty Bank Facility, as the aggregate amount outstanding to such participants under the 2008 Liberty Bank Facility and the 2011 Liberty Bank Facility at any point in time cannot exceed $60.0 million. The amount outstanding under the 2008 Liberty Bank Facility to the extending participants was $45.4 million as of March 31, 2011.

(5)	Interest charged on this facility is subject to a floor of 6.75%

(6)	Interest charged on this facility is subject to a floor of 6.50%
BB&T Purchase Facility. We have a $75.0 million timeshare notes receivable purchase facility with Branch Banking and Trust Company (“BB&T”) (the “BB&T Purchase Facility”). The BB&T Purchase Facility provides a revolving advance period through December 17, 2011. The interest rates on future advances under the facility are the Prime Rate plus 2.0%, subject to tiered increases once the outstanding balance equals or exceeds $25.0 million, with a maximum interest rate of the Prime Rate plus 3.5% once the outstanding balance equals or exceeds $50.0 million. We receive all of the excess cash flows generated by the timeshare receivables transferred to BB&T under the facility (excess meaning after customary payment of fees, interest and principal under the facility) subject to the compliance with covenants and terms of the BB&T Purchase Facility. The BB&T Purchase Facility provides for the financing of our timeshare receivables at an advance rate of 67.5%, subject to the terms of the facility.
While ownership of the receivables is transferred for legal purposes, the transfers of receivables under the facility are accounted for as secured borrowings. Accordingly, the receivables are reflected as assets and the associated obligations are reflected as liabilities on our balance sheet. The BB&T Purchase Facility is nonrecourse and is not guaranteed by us.
During the first quarter of 2011, we pledged $3.7 million of VOI notes receivable to this facility and received cash proceeds of $2.5 million.
In April 2011, we pledged $4.9 million of VOI notes receivable to this facility and received cash proceeds of $3.3 million. Subsequent to this borrowing, Bluegreen had $69.2 million in availability under this facility.
Quorum Purchase Facility. On December 22, 2010, Bluegreen entered into a timeshare receivables purchase facility (the “Quorum Purchase Facility”) with Quorum Federal Credit Union (“Quorum”). The Quorum Facility allows for the sale of timeshare notes receivable on a non-recourse basis, pursuant to the terms of the facility and subject to certain conditions precedent. Quorum has agreed to purchase eligible timeshare receivables from us or certain of our subsidiaries up to an aggregate $20.0 million purchase price through December 22, 2011. The terms of the Quorum Purchase Facility reflect an 80% advance rate and a program fee rate of 8% per annum through August 31, 2011, and terms to be agreed upon through December 22, 2011. Eligibility requirements for receivables sold include, among others, that the obligors under the timeshare notes receivable sold be members of Quorum at the time of the note sale. The Quorum Purchase Facility contemplates the ability of Quorum to purchase additional receivables subject to advance rates, fees and other terms to be agreed upon from time to time over and above the initial $20.0 million commitment, pursuant to the terms of the facility and subject to certain conditions precedent. Subject to performance of the collateral, Bluegreen will receive all of the excess cash flows generated by the receivables transferred to Quorum under the facility (excess meaning after customary payment of fees and return of amounts invested by Quorum under the facility on a pro-rata basis as borrowers make payments on their timeshare loans).
During the first quarter of 2011, we pledged $1.4 million of VOI notes receivable to this facility and received cash proceeds of $1.1 million.
In April 2011, Bluegreen pledged $0.8 million of VOI notes receivable to this facility and received cash proceeds of $0.6 million. Subsequent to this borrowing, and based on subsequent repayments, Bluegreen had $18.2 million in availability under this facility.
NBA Receivables Facility. In September 2010, Bluegreen/Big Cedar Joint Venture entered into a $20.0 million

Real Estate
timeshare receivables hypothecation facility with NBA (“NBA Receivable Facility”). Bluegreen Corporation has guaranteed the full payment and performance of Bluegreen/Big Cedar Joint Venture in connection with this facility. The NBA Receivable Facility provides for an 85% advance on $23.5 million of eligible receivables, all of which were pledged under the facility at closing, subject to terms and conditions which Bluegreen believes to be customary for facilities of this type. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility, with the remaining balance due in September 2017. Indebtedness under this facility bears interest at the 30-day LIBOR plus 5.25%, subject to a floor of 6.75% (6.75% as of March 31, 2011). During the first quarter of 2011, we repaid $1.6 million on this facility.
Bluegreen has received a term sheet to amend its existing NBA Receivable Facility which would allow Bluegreen to pledge additional timeshare receivables up to the borrowing limit, with the additional advances not to exceed $5.0 million. Bluegreen may not be successful in its efforts to enter into this amendment or the contemplated terms, or at all.
2011 Liberty Bank Facility. In February 2011, we entered into a new revolving hypothecation facility with certain participants in our 2008 Liberty Bank Facility (see discussion of our 2008 Liberty Bank Facility below, under Other Outstanding Receivable-Backed Notes Payable). This new $60.0 million facility (“2011 Liberty Bank Facility”) provides for an 85% advance on eligible receivables pledged under the facility during a two-year period ending in February 2013, subject to eligible collateral and terms and conditions we believe to be customary for transactions of this type. Availability under the 2011 Liberty Bank Facility is reduced by amounts outstanding to certain syndicate participants under the 2008 Liberty Bank Facility ($45.4 million as of March 31, 2011), but as the outstanding amounts on the 2008 Liberty Bank Facility amortize over time, the 2011 Liberty Bank Facility will revolve up to $60.0 million. Principal and interest are repaid as cash is collected on the pledged receivables, with the remaining balance due in February 2016.
Indebtedness under the 2011 Liberty Bank Facility bears interest at the Prime Rate plus 2.25%, subject to a floor of 6.5% (6.5% as of March 31, 2011).
During the first quarter of 2011, Bluegreen pledged $6.6 million of VOI notes receivable to this facility and received cash proceeds of $5.6 million, of which Bluegreen repaid $0.1 million.
Other Outstanding Receivable-Backed Notes Payable
Bluegreen has outstanding obligations under various receivable-backed credit facilities that have no remaining future availability as the advance periods have expired. Bluegreen had the following outstanding balances under such credit facilities as of March 31, 2011 (dollars in thousands):

			Borrowing Rate;
	Balance as of	Borrowing	Rate as of March 31,
	March 31, 2011	Maturity	2011
2008 Liberty Bank Facility	$61,912	August 27, 2014	Prime + 2.25%; 6.50%(1)
GE Bluegreen/Big Cedar Facility	21,574	August 16, 2016	30 day LIBOR+1.75%; 1.99%
Legacy Securitization(2)	20,769	September 2, 2025	12.00%
RFA Receivables Facility	2,649	February 15, 2015	30 day LIBOR+4.00%; 4.24%
Non-recourse Securitization Debt	405,865	Varies	Varies

	$512,769

(1)	Interest charged on this facility is subject to a floor of 6.50%

Real Estate
(2)	Legacy Securitization debt bears interest at a coupon rate of 12% and was issued at a discount resulting in an effective yield of 18.5%. The associated debt balance is presented net of the discount of $2.4 million.
2008 Liberty Bank Facility. Bluegreen has a $75.0 million revolving timeshare receivables hypothecation facility with a syndicate of lenders led by Liberty Bank and assembled by Wellington Financial (“2008 Liberty Bank Facility”). Amounts borrowed under the facility and incurred interest are repaid as cash is collected on the pledged receivables. The advance period under the 2008 Liberty Bank Facility has expired, and all outstanding borrowings are scheduled to mature no later than August 27, 2014. During the first quarter of 2011, Bluegreen repaid $5.6 million on this facility.
In February 2011, Bluegreen entered into the 2011 Liberty Bank Facility, a new revolving hypothecation facility with certain existing participants in the Liberty-led syndicate. See Credit Facilities for Bluegreen Receivables with Future Availability above for further information regarding the 2011 Liberty Bank Facility.
The GE Bluegreen/Big Cedar Receivables Facility. In April 2007, the Bluegreen/Big Cedar Joint Venture entered into a $45.0 million revolving VOI receivables credit facility with GE (the “GE Bluegreen/Big Cedar Receivables Facility”). Bluegreen Corporation has guaranteed the full payment and performance of the Bluegreen/Big Cedar Joint Venture in connection with the GE Bluegreen/Big Cedar Receivables Facility. The advance period under this facility expired on April 16, 2009, and all outstanding borrowings are scheduled to mature no later than April 16, 2016. The facility includes affirmative, negative and financial covenants and events of default. All principal and interest payments received on pledged receivables are applied to principal and interest due under the facility. Indebtedness under the facility bears interest adjusted monthly at a rate equal to the 30 day LIBOR rate plus 1.75%. During the first quarter of 2011, we repaid $2.3 million on this facility.
Legacy Securitization. In September 2010, we completed a securitization transaction of the lowest FICO®-score loans previously financed in the BB&T Purchase Facility. Substantially all of the timeshare receivables included in this transaction were generated prior to December 15, 2008, the date that we implemented our FICO® score-based credit underwriting program, and had FICO® scores below 600.
In this securitization, BXG Legacy 2010 LLC, a wholly-owned special purpose subsidiary of Bluegreen, issued $27.0 million of notes payable secured by a portfolio of timeshare receivables totaling $36.1 million. While the notes payable have a coupon rate of 12%, they were sold at a $2.7 million discount to yield an effective rate of 18.5%. The notes payable generated gross proceeds to us of $24.3 million (before fees and reserves and expenses we believe to be customary for transactions of this type), which were used to repay a portion of the outstanding balance under the BB&T Purchase Facility.
Bluegreen guaranteed the principal payments for defaulted vacation ownership loans in the Legacy Securitization at amounts equivalent to the then-current advance rate inherent in the notes, any shortfalls in monthly interest distributions to the Legacy Securitization investors and any shortfall in the ultimate principal payment on the notes upon their stated maturity in September 2025. During the first quarter of 2011, we repaid $2.2 million on this facility.
Credit Facilities for Bluegreen Inventories without Existing Future Availability
Bluegreen has outstanding obligations under various credit facilities and other notes payable collateralized by our Bluegreen Resorts or Bluegreen Communities inventories. As of March 31, 2011, these included the following significant items (dollars in thousands):

Real Estate

	Balance as of
	March 31,	Borrowing	Borrowing Rate; Rate as of
	2011	Maturity(1)	March 31, 2011
RFA AD&C Facility	$47,694	Varies by loan (2)	30 day LIBOR+4.50%; 4.76%
H4BG Communities Facility	29,122	December 31, 2012	Prime + 2.00%; 8.00% (3)
Textron AD&C Facility	8,538	Varies by loan (2)	Prime + 1.25 – 1.50%; 4.50% – 4.75%
Wells Fargo Term Loan	27,501	April 30, 2012	30 day LIBOR + 6.87%; 7.11%

	$112,855

(1)	Repayment of the outstanding amount is effected through release payments as the related collateral is sold, subject to periodic minimum required amortization between March 31, 2011 and maturity.

(2)	The maturity dates for this facility vary by loan as discussed below.

(3)	The interest rate on this facility is subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter.
RFA AD&C Facility. In September 2010, GMAC assigned all rights, title, and interest in this facility (previously known as GMAC AD&C Facility) to Resort Finance America, LLC (“RFA”). This assignment did not affect any of the material financial terms of the loan agreement. This facility was used to finance the acquisition and development of certain of our resorts and currently has one outstanding project loan. The maturity date for the project loan collateralized by our Bluegreen Club 36TM resort in Las Vegas, Nevada (the “Club 36 Loan”) is June 30, 2012. Approximately $47.7 million was outstanding on the Club 36 Loan as of March 31, 2011, $25.1 million of which is due by October 31, 2011. As of March 31, 2011, we repaid the entire outstanding balance of the project loan collateralized by our Fountains resort in Orlando, Florida. Principal payments are effected through agreed-upon release prices as timeshare interests in Bluegreen Club 36 are sold, subject to periodic minimum required amortization. As of March 31, 2011, we had no availability under this facility. During the first quarter of 2011, we repaid $4.6 million of the outstanding balance under this facility.
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
Principal payments are effected through agreed-upon release prices as real estate collateralizing the H4BG Communities Facility is sold, subject to minimum required amortization. The interest rate on the H4BG Communities Facility is the Prime Rate plus 2.0%, subject to the following floors: (1) 8.0% until the balance of the loan is less than or equal to $20 million, and (2) 6.0% thereafter. During the first quarter of 2011, we repaid $1.7 million of the outstanding balance under this facility.
Textron AD&C Facility. In April 2008, Bluegreen Vacations Unlimited, Inc. (“BVU”), our wholly-owned subsidiary, entered into a $75.0 million, revolving master acquisition, development and construction facility loan agreement (the “Textron AD&C Facility”) with Textron Financial Corporation (“Textron”). The Textron AD&C Facility has historically been used to facilitate the borrowing of funds for resort acquisition and development activities. We have guaranteed all sub-loans under the master agreement. Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% — 1.50% and is due monthly. The advance period under the Textron AD&C Facility has expired.
On October 28, 2009, we entered into an amendment to the Textron AD&C Facility and a sub-loan under the facility used to fund the acquisition and development of our Odyssey Dells Resort (the “Odyssey Sub-Loan”). The amendment to the Odyssey Sub-Loan extended the final maturity of outstanding borrowings under the Odyssey Sub-Loan to December 31, 2011, and revised the periodic minimum required principal amortization. We pay Textron

Real Estate
principal payments as we sell timeshare interests that collateralize the Odyssey Sub-Loan, subject to periodic minimum required principal amortization. As amended, our minimum required principal payments are $1.0 million per quarter through maturity. As of March 31, 2011, our outstanding borrowings under the Odyssey Sub-Loan totaled approximately $2.9 million.
Bluegreen also has a sub-loan under the Textron AD&C Facility which we used to acquire our Atlantic Palace Resort in Atlantic City, New Jersey (the “Atlantic Palace Sub-Loan”). The outstanding balance under the Atlantic Palace Sub-Loan was $5.6 million as of March 31, 2011. Bluegreen pays Textron principal payments as we sell timeshare interests that collateralize the Atlantic Palace Sub-Loan, subject to periodic minimum required principal amortization. The final maturity of outstanding borrowings under the Atlantic Palace Sub-Loan is April 2013.
Interest on the Textron AD&C Facility is equal to the Prime Rate plus 1.25% — 1.50% and is due monthly. During the first quarter of 2011, Bluegreen repaid $0.8 million under this facility.
Wells Fargo Term Loan. On April 30, 2010, Bluegreen entered into a definitive agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), which amended, restated and consolidated our then existing notes payable and line-of-credit with Wachovia Bank, N.A. into a single term loan with Wells Fargo (the “Wells Fargo Term Loan”). Principal payments are effected through agreed-upon release prices as real estate collateralizing the Wells Fargo Term Loan is sold, subject to minimum remaining required amortization as of March 31, 2011 of $7.3 million in 2011 and $20.2 million in 2012. In addition to the resort projects previously pledged as collateral for the various notes payable to Wachovia, Bluegreen pledged additional timeshare interests, resorts real estate, and the residual interests in certain of our sold VOI notes receivable as collateral for the Wells Fargo Term Loan. As required by the terms of the Wells Fargo Term Loan, Wells Fargo received, as additional collateral, the residual interest in a term securitization transaction Bluegreen completed in December 2010. The Wells Fargo Term Loan bears interest at the 30-day LIBOR plus 6.87% (7.11% as of March 31, 2011).
During the first quarter of 2011, Bluegreen repaid $3.3 million of the outstanding balance under this facility.
Commitments
Bluegreen material commitments as of March 31, 2011 included the required payments due on our receivable-backed debt, lines-of-credit and other notes payable, commitments to complete its Bluegreen Resorts and Communities projects based on our sales contracts with customers and commitments under noncancelable operating leases.
The following tables summarize the contractual minimum principal and interest payments, respectively, net of unamortized discount, required on all of Bluegreen outstanding debt (including our receivable-backed debt, lines-of-credit and other notes and debentures payable) and our noncancelable operating leases by period date, as of March 31, 2011, (in thousands):

		Purchase
		Accounting	Lesss than	13-36	37-60	More than
Category	Total	Adjustments	12 months	Months	Months	60 Months
Long Term Debt Obligations (1)	$724,811	(56,119)	46,913	69,579	92,425	572,013
Operating Lease Obligations	57,229	—	9,086	12,730	10,280	25,133

Total Obligations	$782,040	(56,119)	55,999	82,309	102,705	597,146

(1)	Legacy Securitization payments included in the long-term debt obligations more than 60 months are presented net of discount of $2.4 million.
Bluegreen estimates that the cash required to satisfy its development obligations related to resort buildings and resort amenities was approximately $6.0 million as of March 31, 2011. Bluegreen estimates that the cash required to satisfy its development obligations related to communities was approximately $5.0 million as of March 31, 2011. These amounts assume that Bluegreen is not obligated to develop any building, project or amenity in which a commitment has not been made pursuant to a sales contract with a customer; however, we anticipate that we will incur such obligations in the future. Bluegreen plans to fund these expenditures over the next three to ten years, primarily with cash generated from operations; however, Bluegreen may not be able to generate the cash from operations necessary to complete these commitments and actual costs may exceed the amounts estimated.
Bluegreen believes that its existing cash, anticipated cash generated from operations, anticipated future permitted

Real Estate
borrowings under existing or proposed credit facilities and anticipated future sales of notes receivable under the purchase facilities and one or more replacement facilities Bluegreen will seek to put in place will be sufficient to meet its anticipated working capital, capital expenditures and debt service requirements, including the contractual payment of the obligations set forth above, for the foreseeable future, subject to the successful implementation of ongoing strategic initiatives and the ongoing availability of credit. Bluegreen will continue in its efforts to renew, extend, or replace any credit and receivables purchase facilities that have expired or that will expire in the near term. Bluegreen may, in the future, also obtain additional credit facilities and may issue corporate debt or equity securities. Any debt incurred or issued by us may be secured or unsecured, bear interest at fixed or variable rates and may be subject to such terms as the lender may require. In addition, our efforts to renew or replace the credit facilities or receivables purchase facilities which have expired or which are scheduled to expire in the near term may not be successful, and sufficient funds may not be available from operations or under existing, proposed or future revolving credit or other borrowing arrangements or receivables purchase facilities to meet our cash needs, including our debt service obligations. To the extent we are not able to sell notes receivable or borrow under such facilities our ability to satisfy our obligations would be materially adversely affected.
Bluegreen credit facilities, indentures, and other outstanding debt instruments, and receivables purchase facilities include what we believe to be customary conditions to funding, eligibility requirements for collateral, cross-default and other acceleration provisions, certain financial and other affirmative and negative covenants, including, among others, limits on the incurrence of indebtedness, the repurchase of securities, payment of dividends, investments in joint ventures and other restricted payments, the incurrence of liens, and transactions with affiliates, as well as covenants concerning net worth, fixed charge coverage requirements, debt-to-equity ratios, portfolio performance requirements, cash balances and events of default or termination. In the future, Bluegreen may be required to seek waivers of such covenants, and we may not be successful in obtaining waivers, and such covenants may limit its ability to raise funds, sell receivables, satisfy or refinance our obligations or otherwise adversely affect our operations. Further, certain of our outstanding debt include covenants which materially limit our ability to pay cash dividends on our common stock or our ability to repurchase shares of our outstanding common. In addition, Bluegreen future operating performance and ability to meet its financial obligations will be subject to future economic conditions and to financial, business and other factors, many of which will be beyond its control.
Off-Balance-Sheet Arrangements
As of March 31, 2011, Bluegreen did not have any “off-balance sheet” arrangements.

Financial Services
(BankAtlantic Bancorp)
Financial Services
          Our Financial Services activities of BFC are comprised of the operations of BankAtlantic Bancorp and its subsidiaries. BankAtlantic Bancorp currently presents its results in two reportable segments and its results of operations are consolidated in BFC Financial Corporation. The only assets available to BFC Financial Corporation from BankAtlantic Bancorp are dividends when and if paid by BankAtlantic Bancorp. BankAtlantic Bancorp is a separate public company and its management prepared the following discussion regarding BankAtlantic Bancorp which was included in BankAtlantic Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the Securities and Exchange Commission. Accordingly, references to “the Company”, “the Parent Company” “we”, “us” or “our” in the following discussion under the caption “Financial Services” are references to BankAtlantic Bancorp and its subsidiaries, and are not references to BFC Financial Corporation, Woodbridge or Bluegreen.
Loss from continuing operations from each of BankAtlantic Bancorp’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010	Change

BankAtlantic	$(16,370)	(17,129)	759
Parent Company	(6,517)	(3,392)	(3,125)

Loss from continuing operations	$(22,887)	(20,521)	(2,366)

For the Three Months Ended March 31, 2011 Compared to the Same 2010 Period:
          The decrease in BankAtlantic’s loss during the 2011 first quarter compared to the same 2010 quarter primarily resulted from a $6.6 million decrease in non-interest expenses and a $4.2 million decrease in the provision for loan losses, partially offset by a $5.3 million decrease in non-interest income and a $4.8 million decrease in net interest income.
          The decrease in non-interest expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition, as well as declines in personnel related to reduced store lobby and call center hours. Additionally, BankAtlantic recognized $0.8 million in reversals of lease termination impairments upon the termination of three operating leases. These lower non-interest expenses were partially offset by higher professional fees and FDIC deposit insurance assessments. Professional fees increased $0.4 million associated primarily with legal costs associated with tax certificate activities as well as loan modifications and work-outs. FDIC deposit insurance assessment was $0.9 million higher primarily due to BankAtlantic’s regulatory risk profile.
          The decrease in the provision for loan losses primarily related to an $8.3 million reduction in net charge-offs mainly in commercial and consumer loan products reflecting a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods as well as significantly lower loan balances in our commercial real estate residential portfolio. Over the last four years, the majority of our loan losses were associated with our commercial residential real estate portfolio.
          The lower non-interest income reflects declining revenues from service charges on deposits and lower gains on securities sales. The lower service charges on deposits reflect a substantial decrease in overdraft fees. We believe that the decline in overdraft fee income primarily resulted from a decline in the number of accounts incurring overdraft fees resulting from our efforts to seek customers who maintain deposit accounts with higher balances, as well as regulatory changes and changes in customer behavior. During the three months ended March 31, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. There were no agency securities sold during the three months ended March 31, 2011.
          The lower net interest income resulted primarily from a significant reduction in earning assets, investments in low yielding short-term time deposits and securities and increases in non-performing assets. BankAtlantic has continued to seek to reduce its asset balances to improve its regulatory capital ratios.

Financial Services
(BankAtlantic Bancorp)
          The increase in the Parent Company’s loss from continuing operations for the 2011 quarter compared to the same 2010 quarter primarily resulted from $1.9 million of real estate owned impairments and $0.4 million of additional valuation allowances on loans held for sale. The above impairments primarily resulted from updated property and collateral values associated with loans and real estate owned held by the Parent Company’s asset workout subsidiary.
          BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2011			March 31, 2010
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$3,106,532	34,862	4.49	$3,751,907	41,579	4.43
Investments	1,117,891	4,559	1.63	603,864	6,136	4.06

Total interest earning assets	4,224,423	39,421	3.73%	4,355,771	47,715	4.38%

Goodwill and core deposit intangibles	14,411			15,652
Other non-interest earning assets	271,214			313,083

Total Assets	$4,510,048			$4,684,506

Deposits:
Savings	$468,673	272	0.24%	$425,235	333	0.32%
NOW	1,519,105	1,512	0.40	1,467,103	2,218	0.61
Money market	389,155	442	0.46	360,470	629	0.71
Certificates of deposit	658,050	2,141	1.32	896,074	3,877	1.75

Total interest bearing deposits	3,034,983	4,367	0.58	3,148,882	7,057	0.91

Short-term borrowed funds	30,083	10	0.13	39,376	13	0.13
Advances from FHLB	134,833	115	0.35	173,011	958	2.25
Long-term debt	22,000	225	4.15	22,507	228	4.11

Total interest bearing liabilities	3,221,899	4,717	0.59	3,383,776	8,256	0.99

Demand deposits	944,950			864,391
Non-interest bearing other liabilities	52,892			54,312

Total Liabilities	4,219,741			4,302,479
Stockholder’s equity	290,307			382,027

Total liabilities and stockholder’s equity	$4,510,048			$4,684,506

Net interest income/ net interest spread		$34,704	3.14%		39,459	3.39%

Margin
Interest income/interest earning assets			3.73%			4.38%
Interest expense/interest earning assets			0.45			0.77

Net interest margin			3.28%			3.61%

Financial Services
(BankAtlantic Bancorp)
For the Three Months Ended March 31, 2011 Compared to the Same 2010 Period:
          The decrease in net interest income primarily resulted from a reduction in earning assets, an increase in cash balances invested in low yielding investments and a reduction in the net interest margin.
          The average balance of earning assets declined by $131.3 million during the three months ended March 31, 2011 compared to the same 2010 period. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates. BankAtlantic also experienced significant residential loan repayments due to normal loan amortization as well as a significant amount of loan refinancings associated with low residential mortgage interest rates during 2010 and the first three months of 2011. BankAtlantic used a portion of the cash proceeds resulting from the above to purchase short-term investments, including: time deposits at other banks, agency securities, tax exempt securities and to maintain higher interest earning cash balances at the Federal Reserve Bank. The average balances at the Federal Reserve Bank were $553.9 million for the 2011 quarter compared to $162.2 million for the 2010 quarter. These short-term investments and interest earning cash balances were maintained in anticipation of funding the pending Tampa branch sale and to enhance liquidity and improve regulatory risk-based capital ratios.
          Average loan balances declined from $3.8 billion for the 2010 first quarter to $3.1 billion for the 2011 first quarter while average investment balances increased from $603.9 million during the 2010 quarter to $1.1 billion during the 2011 first quarter. The majority of the increases in investment average balances were average balances at the Federal Reserve Bank yielding approximately 21 basis points during the first quarter of 2011.
          The net interest margin declined due to a change in our interest earning asset mix from higher yielding loans and mortgage-backed securities to lower yielding short-term investments and interest earning cash balances at the Federal Reserve Bank. The decline in interest earning asset yields was partially offset by a decline in interest bearing liability interest rates.
          The improvement in interest bearing liability interest rates primarily resulted from a decline in the average interest rates on deposits. The low average rates on deposits reflect the low interest rate environment and a significant reduction in certificate of deposit balances with a corresponding migration of customers to NOW and demand deposit transaction accounts. These accounts generally have lower interest costs than certificates of deposit. Additionally, BankAtlantic significantly reduced its intermediate term FHLB advance borrowings which typically have higher interest rates than short-term borrowings. Currently, BankAtlantic’s FHLB borrowings mature in less than one year.
Asset Quality
          The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Balance, beginning of period	$161,309	173,588

Charge-offs
Residential	(8,011)	(4,181)
Commercial real estate	(11,277)	(21,332)
Commercial non-mortgage	(464)	—
Consumer	(7,814)	(10,771)
Small business	(2,611)	(837)

Total Charge-offs	(30,177)	(37,121)
Recoveries of loans previously charged-off	2,354	1,047

Net (charge-offs)	(27,823)	(36,074)
Transfer to held for sale	(7,081)	—
Provision for loan losses	27,832	32,034

Balance, end of period	$154,237	169,548

          Residential loan charge-offs increased significantly during the three months ended March 31, 2011

Financial Services
(BankAtlantic Bancorp)
compared to the same 2010 period. The higher residential charge-offs reflect a decline in property values during the first quarter of 2011. We believe the property value declines resulted primarily from a lack of available residential loan financing, appraisals not supporting negotiated sales prices and higher residential property inventory resulting from foreclosures nationally.
          Commercial real estate loan charge-offs declined due to lower charge-offs in BankAtlantic’s residential commercial loan portfolio. During the three months ended March 31, 2011, BankAtlantic recognized $4.0 million of charge-offs related to four commercial residential loans, $6.8 million of charge-offs related to one commercial land loan and $0.5 million related to commercial other loans. These charge-offs were primarily due to lower updated property valuations. The specific valuation allowances on these loans as of December 31, 2010 were $10.1 million. During the first quarter of 2010, BankAtlantic’s commercial real estate charge-offs were entirely from commercial residential loans. The specific valuation allowances on these loans as of December 31, 2009 were $13.2 million.
          The commercial non-mortgage loan charge-off was associated with one business loan in the real estate brokerage industry.
          We believe that the decline in the consumer loan charge-offs reflects the stabilization of the unemployment rate and an improving economy in Florida. Additionally, BankAtlantic significantly reduced the origination and enhanced its underwriting criteria of home equity loans during 2008. As a consequence, loan delinquencies and charge-offs have declined as loan balances of loans originated prior to 2008 have declined.
          Included in the small business loan charge-offs for the 2011 quarter was a $1.0 million charge-off of a small business mortgage loan. The remaining small business charge-offs were primarily associated with businesses in the real estate industry.
          Historically, the majority of BankAtlantic’s charge-offs related to commercial real estate loans; however, BankAtlantic is experiencing certain unfavorable credit quality trends in its residential and small business loan portfolios which we believe reflects that the home building and construction industries in Florida have not shown signs of recovery. The decrease in the provision for loan losses for the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from lower loan delinquencies, a decline in loans migrating to non-accrual status and lower charge-offs.
          During the three months ended March 31, 2011, as part of its management of non-performing assets, BankAtlantic transferred $25.1 million of residential and $2.5 million of commercial real estate non-accrual loans to loans held for sale with a view toward selling the loans in the foreseeable future. BankAtlantic transferred the loans at the lower of cost or fair value resulting in a $7.1 million reduction in the allowance for loan losses.
          While we believe that there are some positive trends in the economy both in Florida and nationally that indicate that we may experience a decline in credit losses in future periods, if the housing and real estate industries do not improve or if general economic conditions do not continue to improve in Florida and nationwide, the credit quality of our loan portfolio may deteriorate and additional provisions for loan losses will be required. Additionally, we have a significant amount of variable interest rate loans in our portfolio and a substantial increase in interest rates in the future would increase the interest payments on these loans and could have an adverse effect on the credit quality of those loans.

Financial Services
(BankAtlantic Bancorp)
          At the indicated dates, BankAtlantic’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans were as follows (in thousands):

	As of
	March 31, 2011	December 31, 2010
NON-PERFORMING ASSETS
Tax certificates	$3,402	3,636
Residential (1)	81,555	86,538
Commercial real estate (2)	239,798	243,299
Commercial non-mortgage	15,848	16,123
Small business	12,172	10,879
Consumer	13,231	14,120

Total non-accrual assets (3)	366,006	374,595

REPOSSESSED ASSETS:
Residential real estate	15,643	16,418
Commercial real estate	46,837	44,136
Small business real estate	3,727	3,693
Consumer real estate	103	81

Total repossessed assets	66,310	64,328

Total non-performing assets	$432,316	438,923

Total non-performing assets as a percentage of:
Total assets	9.77	9.82

Loans, tax certificates and real estate owned	13.66	13.08

TOTAL ASSETS	$4,424,566	4,469,168

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$3,165,310	3,355,711

Allowance for loan losses	$154,237	161,309

Tax certificates	$77,837	89,789

Allowance for tax certificate losses	$9,287	8,811

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more	$—	—
Performing impaired loans (4)	22,387	11,880
Troubled debt restructured loans (5)	95,675	96,006

TOTAL OTHER ACCRUING IMPAIRED LOANS	$118,062	107,886

(1)	Includes $37.5 million and $38.9 million of interest-only residential loans as of March 31, 2011 and December 31, 2010, respectively.

(2)	Excluded from the above table as of March 31, 2011 and December 31, 2010 were $11.4 million and $14.5 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)	Includes $141.8 million and $143.8 million of troubled debt restructured loans as of March 31, 2011 and December 31, 2010, respectively.

(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

(5)	These loans are performing in accordance with their respective modified terms.
Non-performing assets were slightly lower at March 31, 2011 compared to December 31, 2010 due primarily to a decline in residential and commercial real estate non-accrual loans partially offset by higher small business and repossessed asset balances.
          The decline in residential non-accrual loans was primarily the result of charge-offs and fair value adjustments associated with non-accrual residential loans transferred to loans held for sale. Also contributing to lower non-accrual residential loans was a decline in delinquencies. Residential loans past due 30 to 90 days declined from $23.1 million at December 31, 2010 to $20.5 million at March 31, 2011. However, economic trends

Financial Services
(BankAtlantic Bancorp)
for residential loans deteriorated during the first quarter of 2011 as property values nationally generally declined and foreclosure timelines continue to be extended. If these trends continue, we would anticipate higher residential non-accrual loan balances and real estate owned in subsequent periods.
          The decline in commercial real estate non-accrual loans primarily resulted from a decline in loans migrating to a non-accrual status. During the 2011 quarter, $17.2 million of loans migrated to a non-accrual status while $31.8 million of loans migrated to non-accrual during the 2010 quarter.
          The higher balance of repossessed assets at March 31, 2011 compared to December 31, 2010 resulted primarily from foreclosures of commercial real estate loans. During the three months ended March 31, 2011, BankAtlantic transferred $6.8 million of loans to real estate owned and sold $4.4 million of REO properties. During the three months ended March 31, 2010, BankAtlantic transferred $8.1 million of loans to real estate owned and sold $3.2 million of REO properties. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets to increase.
          BankAtlantic’s troubled debt restructured loans at March 31, 2011 remained at December 31, 2010 levels. In response to current market conditions, BankAtlantic generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties have included a variety of modifications, including among others, the reduction of contractual interest rates, forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.
          BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial non-mortgage	$4,011	647	4,161	647
Commercial real estate	125,985	70,454	126,622	70,343
Small business	3,331	8,024	2,990	9,401
Consumer	1,389	13,342	3,070	12,638
Residential	7,122	3,208	6,917	2,977

Total	$141,838	95,675	143,760	96,006

          BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 50.9% of our $255.6 million of non-accrual commercial loans as of March 31, 2011.

Financial Services
(BankAtlantic Bancorp)
          The following table outlines general information about these seven relationships as of March 31, 2011 (in thousands):

	Unpaid
	Principal	Recorded	Specific	Date loan	Date Placed	Default	Loan	Date of Last
Relationships	Balance	Investment (5)	Reserves	Originated	on Nonaccrual	Date (4)	Class	Full Appraisal

Residential Land Developers
Relationship No. 1 (1)	$42,327	17,557	727	Q3-2004	Q4-2008	Q4-2008	Land	Q4-2010

Commercial Land Developers
Relationship No. 2	25,820	25,820	10,069	Q2-2005	Q4-2010	(3)	Land and other	Q1-2011
Relationship No. 3	27,522	26,209	10,443	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2011
Relationship No. 4	17,777	17,777	8,641	Q3-2006	Q1-2010	Q1-2010	Other	Q4-2010

Total	71,119	69,806	29,153

Commercial Non-Residential Developers
Relationship No. 5 (2)	15,427	14,926	3,777	Q3-2007	Q4-2010	(3)	Other	Q4-2010
Relationship No. 6	25,420	25,109	8,650	Q3-2006	Q2-2010	(3)	Other	Q2-2010
Relationship No. 7	16,440	16,331	4,361	Q1-2007	Q3-2010	(3)	Other	Q3-2010

Total	57,287	56,366	16,788

Total of Large Relationships	170,733	143,729	46,668

(1)	During 2009 and 2010, BankAtlantic recognized partial charge-offs on relationship No. 1 aggregating $17.2 million.

(2)	During 2011, BankAtlantic recognized partial charge-offs on relationship No. 5 of $6.0 million.

(3)	The loan is currently not in default.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.
          The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
2007	$39,436	37,500	65.35%	117.47%	739	736	6,210	33.22%
2006	44,560	43,208	71.52%	125.49%	732	717	5,373	36.73%
2005	65,290	60,812	73.84%	117.16%	725	713	12,033	35.56%
2004	267,540	264,192	68.80%	84.94%	732	724	22,944	34.86%
Prior to 2004	128,914	128,481	68.56%	61.23%	731	726	6,448	34.39%

	Interest Only Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
2007	$72,282	67,234	72.42%	128.67%	748	740	14,729	34.47%
2006	168,700	160,274	73.86%	124.71%	739	742	32,962	34.90%
2005	142,812	140,636	70.75%	116.00%	739	742	6,117	34.69%
2004	69,107	68,095	70.73%	100.08%	744	716	7,170	32.28%
Prior to 2004	58,208	57,826	58.03%	84.34%	741	727	1,836	32.06%

          The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
Arizona	$11,412	11,140	68.51%	127.27%	734	735	1,753	32.66%
California	136,731	132,443	69.57%	89.49%	735	730	16,610	35.65%
Florida	79,814	76,810	69.27%	105.24%	721	706	12,117	35.04%
Nevada	7,635	7,635	72.56%	122.44%	739	734	569	36.31%
Other States	327,186	323,199	69.02%	83.93%	731	730	22,176	34.05%

Financial Services
(BankAtlantic Bancorp)

	Interest Only Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$15,942	15,038	71.37%	150.72%	758	751	2,777	31.76%
California	147,827	142,747	70.82%	109.17%	742	736	20,148	33.73%
Florida	35,264	31,339	69.69%	142.24%	745	730	11,489	32.42%
Nevada	6,697	5,245	74.37%	206.99%	736	726	3,961	33.84%
Other States	305,380	299,694	70.41%	110.86%	739	739	24,438	34.61%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2010.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.
     The table below presents the allocation of the allowance for loan losses (“ALL”) by various loan classifications, the percent of allowance to each loan category (“ALL to gross loans percent”) and the percentage of loans in each category to total loans (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	March 31, 2011			December 31, 2010
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial non-mortgage	$10,708	8.18%	4.27%	10,786	8.05%	4.14%
Commercial real estate	78,327	8.65	29.55	83,029	8.70	29.46
Small business	10,125	3.42	9.67	11,514	3.80	9.35
Residential real estate	27,566	2.46	36.60	23,937	1.96	37.80
Consumer	27,511	4.51	19.91	32,043	5.14	19.25

Total allowance for loan losses	$154,237	5.03%	100.00%	161,309	4.98%	100.00%

     Included in the allowance for loan losses as of March 31, 2011 and December 31, 2010 were specific reserves by loan type as follows (in thousands):

	March 31,	December 31,
	2011	2010
Commercial non-mortgage	$8,949	9,020
Commercial real estate	58,536	62,986
Small business	1,565	2,936
Consumer	1,453	1,791
Residential	7,369	12,034

Total	$77,872	88,767

     The decrease in the allowance for loan losses at March 31, 2011 compared to December 31, 2010 resulted primarily from a decline in specific valuation allowances on commercial real estate and residential loans. The commercial real estate specific valuation allowance decline reflects a slowdown of loans migrating to an impaired classification. The residential loan specific reserve decline reflects the reduction in specific allowances associated with $25.1 million of non-performing loans transferring to loans held for sale as well as reductions in specific allowances associated with foreclosed residential loan activity. The general reserve for residential loans increased $8.3 million during the 2011 quarter reflecting increased charge-offs and declining collateral values. Consumer loan general reserves were reduced by $4.2 million due primarily to improvement in delinquency and charge-off trends as well as declining balances of loans originated prior to 2008.

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non-Interest Income

	For the Three Months
	Ended March 31,
(in thousands)	2011	2010	Change

Service charges on deposits	$12,032	15,048	(3,016)
Other service charges and fees	7,191	7,378	(187)
Securities activities, net	(24)	3,132	(3,156)
Gains on sales of loans	35	54	(19)
Other	3,679	2,645	1,034

Non-interest income	$22,913	28,257	(5,344)

     The lower revenues from service charges on deposits during the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected our efforts to seek customers who maintain deposit accounts with higher balances, regulatory changes, and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations, BankAtlantic, during the fourth quarter of 2010, began converting certain deposit products to fee-based accounts that encourage higher checking account balances and the use of multiple bank products in order to eliminate or reduce fees. Additionally, during the first quarter of 2011, BankAtlantic revised its overdraft policies instituting a cap on the number of overdrafts, eliminating overdraft charges on small overdraft amounts and lowering the overdraft protection amount per day. We anticipate that these trends will continue and that our overdraft fee income will be lower in future periods partially offset by increased fees from new deposit products and expanded use of the bank’s fee services by deposit customers.
     The decrease in other service charges and fees during the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from lower ATM interchange and surcharge income caused mostly by a lower volume of transactions on cruise ships.
     In June 2010, BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and during the first quarter of 2011, BankAtlantic recognized a $24,000 loss in connection with these derivative contracts. During the three months ended March 31, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain.
     The increase in other non-interest income for the three months ended March 31, 2011 compared to the same 2010 period was primarily the result of $0.4 million of foreign currency exchange gains associated with foreign currency held in cruise ship ATMs as well as $0.3 million of higher commissions from the sales of investment products.
     Other non-interest income consisted of the following (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010	Change

Broker commissions	$1,110	799	311
Safe deposit box rental	278	304	(26)
Income from leases	270	258	12
Fee income	606	523	83
Foreign exchange gains	420	—	420
Other	995	761	234

Total other income	$3,679	2,645	1,034

Financial Services
(BankAtlantic Bancorp)
BankAtlantic’s Non-Interest Expense

	For the Three Months
	Ended March 31,
	2011	2010	Change

Employee compensation and benefits	$18,763	24,374	(5,611)
Occupancy and equipment	12,585	13,581	(996)
Advertising and promotion	1,669	1,934	(265)
Check losses	299	432	(133)
Professional fees	2,981	2,565	416
Supplies and postage	870	965	(95)
Telecommunication	572	529	43
Provision for tax certificates	779	733	46
Cost associated with debt redemption	10	7	3
Lease termination costs	(849)	—	(849)
Employee termination costs	(154)	—	(154)
Impairment of loans held for sale	201	—	201
Impairment of real estate owned	403	143	260
FDIC deposit insurance assessment	3,305	2,358	947
(Gain) on sale of real estate	(278)	(104)	(174)
Amortization of intangible assets	309	322	(13)
Other	4,689	4,882	(193)

Total non-interest expense	$46,154	52,721	(6,567)

     The decline in employee compensation and benefits during the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from workforce reductions, normal attrition as well as declines in personnel related to reduced store lobby and call center hours. As a result of the work force reductions and normal attrition, the number of full-time equivalent employees declined from 1,532 as of December 31, 2009 to 1,192 as of March 31, 2011. Additionally, employee and executive bonuses were $1.2 million lower during the 2011 quarter compared to the 2010 quarter. The decline in the workforce also resulted in reduced benefit costs compared to 2010, primarily health insurance, payroll taxes and share-based compensation.
     The decline in occupancy and equipment for the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from $0.8 million of lower rent expense, building maintenance and real estate taxes related to the consolidation of back-office facilities and the termination of leases executed for branch expansion during prior periods.
     The decrease in advertising and business promotion expense during the 2011 quarter compared to the same 2010 quarter related primarily to BankAtlantic focusing its marketing efforts on customer relationships and away from advertising and media and direct mail promotions.
     The lower check losses for the quarter ended March 31, 2011 compared to the same 2010 quarter were related primarily to revisions to our overdraft policies limiting the number of overdrafts per day and the dollar amount of overdrafts.
     The higher professional fees during the three months ended March 31, 2011 compared to the same 2010 period primarily resulted from legal and related costs in connection with tax certificate activities as well as loan modifications and work-outs.
     The costs associated with debt redemptions during the quarters ended March 31, 2011 and 2010 reflect prepayment penalties from the early repayment of FHLB advance obligations.
     The provision for tax certificate losses during the three months ended March 31, 2011 and 2010 reflects charge-offs and increases in tax certificate reserves for certain out-of-state certificates. We have significantly

Financial Services
(BankAtlantic Bancorp)
reduced the acquisition of out-of-state tax certificates and concentrate the majority of our tax certificate acquisitions in Florida.
     Lease termination costs represent lease contracts, net of deferred rent reversals, originally executed for branch expansion. During the three months ended March 31, 2011, BankAtlantic terminated three leases and recognized a recovery of $1.2 million. The recovery was partially offset by $0.3 million of additional impairments on leases associated with updated valuations. BankAtlantic is attempting to sublease or terminate lease contracts executed in connection with its branch expansion in prior periods and could recognize losses associated with these operating leases in subsequent periods as these leases are measured at fair value.
     The recovery of employee termination costs during the three months ended March 31, 2011 reflects the forfeiture of termination benefits upon the re-hiring of terminated employees.
     Impairment of loans held for sale represents lower of cost or market adjustments on loans classified as held for sale.
Parent Company Results of Operations

	For the Three Months
	Ended March 31,
(in thousands)	2011	2010	Change

Net interest expense	$(3,695)	(3,485)	(210)
Recovery for loan losses	20	1,279	(1,259)

Net interest expense after recovery for loan losses	(3,675)	(2,206)	(1,469)
Non-interest income	590	458	132
Non-interest expense	3,432	1,644	1,788

Parent company loss	$(6,517)	(3,392)	(3,125)

     Net interest expense increased during the first quarter of 2011 compared to the same 2010 quarter as a result of higher average debenture balances and interest rates. The average balances on junior subordinated debentures increased from $309 million during the quarter ended March 31, 2010 to $323 million during the same 2011 quarter. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Average rates on junior subordinated debentures increased from 4.68% during the quarter ended March 31, 2010 to 4.75% during the same 2011 quarter reflecting slightly higher LIBOR interest rates during the 2011 quarter compared to the 2010 quarter. Also included in net interest expense during the three months ended March 31, 2011 and 2010 was $49,000 and $55,000, respectively, of interest income on two performing loans as well as $36,000 and $18,000, respectively, of investment interest income associated with investment securities.
     Non-interest income during the three months ended March 31, 2011 reflects $381,000 of equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities and $286,000 of fees for executive services provided to BankAtlantic. Also included in non-interest income was a loss of $99,000 from the sale of $1.7 million of loans held for sale. Non-interest income during the three months ended March 31, 2010 resulted primarily from $189,000 of equity earnings from statutory business trusts and $241,000 of fees for executive services provided by BankAtlantic.
     The increase in non-interest expense during the quarter ended March 31, 2011 compared to the same 2010 quarter related primarily to $1.9 million of real estate owned impairments resulting from updated property valuations and $427,000 of additional write-downs on loans held for sale. The above increases in non-interest expenses were partially offset by $477,000 of lower compensation expenses associated with the elimination of executive bonuses during the 2011 period.

Financial Services
(BankAtlantic Bancorp)
     In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of March 31, 2011 and December 31, 2010 was as follows (in thousands):

	March 31,	December 31,
	2011	2010

Nonaccrual loans:
Commercial real estate:
Residential	$5,837	8,985
Land	5,523	5,523

Total non-accrual loans	11,360	14,508
Allowance for loan losses	(814)	(830)

Non-accrual loans, net	10,546	13,678
Performing other commercial loans	2,698	2,811

Loans receivable, net	$13,244	16,489

Real estate owned	$8,835	10,160

     During the three months ended March 31, 2011, the Parent Company foreclosed on a $1.5 million commercial residential loan and sold a $1.7 million loan for a $99,000 loss. The work-out subsidiary also received $0.1 million of loan principal repayments during the three months ended March 31, 2011 and recognized a $20,000 recovery on a loan transferred to REO.
     The Parent Company’s non-accrual loans include large loan balance lending relationships. Two relationships account for 81.6% of the $11.4 million of non-accrual loans held by the Parent Company at March 31, 2011. The following table outlines general information about these relationships as of March 31, 2011 (in thousands):

	Unpaid
	Principal	Recorded	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Investment (2)	Reserves	Originated	on Nonaccrual	Date	Type	Full Appraisal

Commercial land
Relationship No. 1	$5,604	5,523	802	Q4-2005	Q4-2007	Q4-2007	Land	Q4-2010

Residential Land Developers
Relationship No. 2 (1)	20,000	3,488	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q4-2010

Total	$25,604	9,011	802

(1)	During 2008, 2009 and 2010, the Company recognized partial charge-offs on relationship No. 2 aggregating $16.0 million.

(2)	Recorded investment is the “Unpaid Principal Balance” less charge-offs and deferred fees.
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

Financial Services
(BankAtlantic Bancorp)
     The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010

Balance, beginning of period	$830	13,630
Loans charged-off	—	(4,302)
Recoveries of loans previously charged-off	4	—

Net (charge-offs)	4	(4,302)
Recovery for loan losses	(20)	(1,279)

Balance, end of period	$814	8,049

     The $4,000 recovery during the three months ended March 31, 2011 reflected funds received on loans previously charged-off. The recovery for loan losses primarily related to a $16,000 reduction of a specific valuation allowance on one loan.
     The $4.3 million of charge-offs during the three months ended March 31, 2010 primarily related to two loans. One loan was charged-down $2.7 million upon the foreclosure and sale of the collateral. The other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. The Parent Company established specific reserves of $5.7 million on these two loans in prior periods and recognized a recovery for loan losses on the sale of these loans during the three months ended March 31, 2010.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
     Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities and through dividends, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. The Parent Company has used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At March 31, 2011, BankAtlantic Bancorp had approximately $326.0 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.5 million based on interest rates at March 31, 2011, which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $31.8 million that would otherwise have been paid during the 27 months ended March 31, 2011 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 11 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral period by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $73.1 million of unpaid interest based on average interest rates as of March 31, 2011. BankAtlantic Bancorp’s financial condition and liquidity could be adversely affected if interest payments continue to be deferred.

Financial Services
(BankAtlantic Bancorp)
     The Parent Company has not received dividends from BankAtlantic since the year ended December 31, 2008. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to the Office of Thrift Supervision (“OTS”) approval as provided in the Bank Order. It is unlikely that the OTS will approve a dividend from BankAtlantic based on BankAtlantic’s regulatory capital levels. As such, the Parent Company does not expect to receive cash dividends from BankAtlantic for the foreseeable future. The Parent Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans and real estate owned. However, the Parent Company may not be able to monetize the loans or real estate owned on acceptable terms, if at all.
     In February 2010, BankAtlantic Bancorp filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. As a result of the completion of a $20 million rights offering during the year ended December 31, 2010, $55 million of securities remain available for future issuance under this registration statement. On May 2, 2011, BankAtlantic Bancorp announced its intention to pursue a rights offering for up to $30 million of Class A Common Stock. Under the announced terms of the rights offering, holders of BankAtlantic Bancorp’s Class A Common Stock and Class B Common Stock as of May 12, 2011 will have the right to purchase a prorata number of shares of Class A Common Stock at a subscription price of $0.75 per share. The subscription rights are currently anticipated to be exercisable until June 16, 2011, subject to extension. The rights offering will be conducted under this registration statement and a description of the subscription rights and the rights offering will be contained in a prospectus supplement and other materials that will be sent to eligible shareholders. BankAtlantic Bancorp may decide not to pursue the rights offering and may terminate the offering at any time, and if the rights offering is pursued, it may not be consummated on the contemplated terms or at all.
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
     The Parent Company is generally required to provide BankAtlantic with managerial assistance and capital. Any such financing could be sought through public or private offerings, including the rights offering discussed above, in privately negotiated transactions or otherwise. Additionally, we could pursue financings at the Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of our Class A Common Stock or securities convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders and any issuance of stock at the BankAtlantic level would dilute BankAtlantic Bancorp’s ownership interest in BankAtlantic. Such financing may not be available to us on favorable terms or at all.
     The Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at March 31, 2011.

	As of March 31, 2011
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$13,112	—	—	13,112
Securities available for sale	10	—	2	8
Private investment securities	1,500	—	—	1,500

Total	$14,622	—	2	14,620

Financial Services
(BankAtlantic Bancorp)
     The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at March 31, 2011 was $22.1 million. During the three months ended March 31, 2011, the Parent Company received net cash flows of $2.1 million from its work-out subsidiary.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic reduced its loan portfolio and securities portfolio during the three months ended March 31, 2011 and reinvested the excess cash proceeds in cash equivalents in anticipation of the pending sale of the Tampa branch network to PNC. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by the OTS from offering interest rates on its deposits which are significantly higher than market area rates. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit increased from $843 million as of December 31, 2010 to $920 million as of March 31, 2011 due to lower FHLB advance outstanding balances partially offset by lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease.
     The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $45 million and to obtain a $268 million letter of credit primarily securing public deposits as of March 31, 2011. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $589 million at March 31, 2011. An additional source of liquidity for BankAtlantic is its securities portfolio. As of March 31, 2011, BankAtlantic had $297 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $2.2 million in funding and at March 31, 2011, BankAtlantic had $1.4 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $33.7 million as of March 31, 2011, with no amounts outstanding under this program at March 31, 2011. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity could be materially adversely affected.
     BankAtlantic also has various relationships to execute repurchase agreements, which may to a limited

Financial Services
(BankAtlantic Bancorp)
extent be utilized as an alternative source of liquidity. At March 31, 2011, BankAtlantic had $17.0 million of securities sold under agreements to repurchase outstanding, representing 0.4% of total assets. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $759.9 million at March 31, 2011.
     Brokered deposits have previously served as an additional source of liquidity. Included in deposits at March 31, 2011 was $10.8 million in brokered deposits. BankAtlantic is currently restricted by the OTS from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects the balance of its brokered deposits to decline.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the year ended December 31, 2010 and the three months ended March 31, 2011 by reducing assets, increasing agency guaranteed securities and paying down borrowings.
     BankAtlantic’s commitment to originate and purchase loans was $27.5 million and $13.0 million, respectively, at March 31, 2011 compared to $28.8 million of commitments to originate loans at March 31, 2010. BankAtlantic had no commitments to purchase loans at March 31, 2010. At March 31, 2011, total loan commitments represented approximately 1.4% of net loans receivable.
     At March 31, 2011, BankAtlantic had mortgage-backed securities of approximately $29.9 million pledged to secure securities sold under agreements to repurchase, public funds and short-term borrowings. BankAtlantic also has $38.0 million of mortgage-backed securities pledged against potential Federal Reserve Bank borrowings.
     BankAtlantic’s actual capital amounts and ratios are presented in the table below and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order that BankAtlantic must attain and maintain as of June 30, 2011 (dollars in thousands):

					Bank Order
			PCA Defined		Requirements
	Actual		Well Capitalized		By June 30, 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011:
Total risk-based capital	$319,159	11.77%	$285,541	10.00%	$379,909	14.00%
Tier I risk-based capital	$262,613	9.68%	$162,818	6.00%
Tangible capital	$262,613	5.97%	$66,018	1.50%
Tier 1/Core capital	$262,613	5.97%	$222,240	5.00%	$352,097	8.00%
As of December 31, 2010:
Total risk-based capital	$334,601	11.72%	$285,541	10.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%
Tier 1/Core capital	$276,362	6.22%	$222,240	5.00%
     Pursuant to the Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic historically maintained its regulatory capital ratios at levels that exceeded prompt corrective action “well capitalized” requirements; however, based on BankAtlantic’s risk profile, the OTS raised its regulatory capital requirements above the “well capitalized” amounts. The Parent Company and BankAtlantic will seek to meet the

Financial Services
(BankAtlantic Bancorp)
higher capital requirements of the Bank Order through the estimated financial impact upon consummation of the proposed sale to PNC Financial Services Group, Inc. of BankAtlantic’s Tampa branch network and through other efforts that may include the issuance of its Class A Common Stock through a public or private offering, including the rights offering to BankAtlantic Bancorp’s shareholders. Additionally, BankAtlantic may continue to seek to reduce its asset size in order to improve its regulatory capital ratios, although this may make it more difficult to achieve profitability. BankAtlantic Bancorp may not be successful in raising additional capital in subsequent periods and the sale of the Tampa branches may not be consummated in the time frame anticipated, upon the contemplated terms, or at all. The inability to raise capital or otherwise meet regulatory requirements would have a material adverse impact on BankAtlantic Bancorp’s business, results of operations and financial condition.
     Contractual Obligations and Off Balance Sheet Arrangements as of March 31, 2011 were (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$652,000	554,082	77,566	18,431	1,921
Long-term debt	347,974	—	53,779	—	294,195
Advances from FHLB (1)	45,000	45,000	—	—	—
Operating lease obligations held for sublease	18,180	847	1,618	1,592	14,123
Operating Tampa lease obligations	26,981	1,701	3,174	2,944	19,162
Operating lease obligations held for use	31,430	5,157	8,297	4,626	13,350
Pension obligation	18,443	1,496	3,155	3,545	10,247
Other obligations	14,006	4,406	6,400	3,200	—

Total contractual cash obligations	$1,154,014	612,689	153,989	34,338	352,998

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management evaluated, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Except as set forth below there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report on Form 10-K for the year ended December 31, 2010.
BFC and its Wholly Owned Subsidiaries
AmTrust Bank v. Woodbridge Holdings, LLC and Carolina Oak Homes, LLC, United States District Court for the Southern District of Florida
During November 2009, AmTrust Bank (“AmTrust”) filed an action against Woodbridge and Carolina Oak alleging default under a promissory note and breach of a guaranty related to an approximately $37.2 million loan which was collateralized by property owned by Carolina Oak and as to which Woodbridge was the obligor. During December 2009, the OTS closed AmTrust and appointed FDIC as receiver. The FDIC subsequently sold the loan to an investor group. Effective April 26, 2011, Woodbridge and Carolina Oak entered into a settlement agreement with the investor group to resolve the disputes and litigation between them. Under the terms and conditions of the settlement agreement, (i) Woodbridge paid $2.5 million to the investor group, (ii) Carolina Oak conveyed to the investor group the real property securing the loan and (iii) the investor group agreed not to pursue certain remedies, including a deficiency judgment, and after the expiration of an agreed-upon time period, to fully release Woodbridge and Carolina Oak, in each case subject to certain conditions.
Robert D. Dance, individually and on behalf of all others similarly situated v. Woodbridge Holdings Corp. (formerly known as Levitt Corp.), Alan B. Levan, and George P. Scanlon, Case No. 08-60111-Civ-Graham/O’Sullivan, Southern District of Florida
     On January 25, 2008, plaintiff Robert D. Dance filed a purported class action complaint as a putative purchaser of securities against Woodbridge and certain of its officers and directors, asserting claims under the federal securities law and seeking damages. This action was filed in the United States District Court for the Southern District of Florida and is captioned Dance v. Levitt Corp. et al., No. 08-CV-60111-DLG. The securities litigation purports to be brought on behalf of all purchasers of Woodbridge’s securities beginning on January 31, 2007 and ending on August 14, 2007. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by issuing a series of false and/or misleading statements regarding financial results, prospects and condition. During April 2011, a preliminary agreement was reached to settle matter, pursuant to which Woodbridge would pay to the plaintiffs a total of $1.95 million which amount is fully insured without participation by the Company. The agreement does not contain any admission of responsibility by Woodbridge or any other of the named defendants. The settlement remains subject to notice to the class and approval by the presiding court, and may not be consummated on the contemplated terms, or at all.
BankAtlantic Bancorp
In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
     On October 29, 2007, Joseph C. Hubbard filed a class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and five of its current or former officers. The defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, John E. Abdo, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint sought to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act.
     On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 and retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. On May 5, 2011, defendants filed a motion for sanctions against plaintiffs and their counsel seeking reimbursement of their attorneys’ fees and costs incurred in connection with this lawsuit. The Plaintiffs have indicated that they intend to appeal the Court’s order setting aside the jury verdict.
Securities and Exchange Commission Investigation
     BankAtlantic Bancorp has received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which BankAtlantic Bancorp is or was a party, certain of BankAtlantic Bancorp’s non-performing, non-accrual and charged-off loans, BankAtlantic Bancorp’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and the recent Orders with the OTS entered into by BankAtlantic Bancorp Parent Company and BankAtlantic. Various current and former employees have also received subpoenas for documents and testimony. BankAtlantic Bancorp is fully cooperating with the SEC.
     BankAtlantic Bancorp has received a letter from the Miami regional office staff of the SEC indicating that the staff intends to recommend that the SEC bring a civil action against BankAtlantic Bancorp alleging that BankAtlantic Bancorp violated certain provisions of federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. BankAtlantic Bancorp has also been informed that its chief executive officer received a similar letter. Although the letters do not state the grounds for such recommendations, in communications between BankAtlantic Bancorp’s counsel and the Miami regional office staff, BankAtlantic Bancorp has learned that the basis for the recommended actions were many of the same arguments brought in the private class action securities litigation recently concluded at the district court level in favor of BankAtlantic Bancorp and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in BankAtlantic Bancorp’s financial information for the last quarter of 2007 and in its annual report on Form 10-K for the 2007 fiscal year. If litigation is brought, the SEC may seek remedies including an injunction against future violations of federal securities laws, civil money penalties and an officer and director bar. BankAtlantic Bancorp believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against BankAtlantic Bancorp and/or any of its officers, such actions would be vigorously defended.
D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida
     In July 2008, BankAtlantic Bancorp, certain officers and Directors of BankAtlantic Bancorp were named in a lawsuit which alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of BankAtlantic Bancorp. The case has been stayed pending final resolution of the class action securities litigation.
     On May 6, 2011, the Court instructed plaintiff’s counsel to narrow the claims and defendants in accord with the Court’s rulings in In re BankAtlantic Bancorp, Inc. Securities Litigation. The Court then invited defendants to move for summary judgment as to any remaining of such claims and defendants, and expressed considerable doubt as to the viability of any claims in light of the judgments entered in favor of defendants in the securities class action. Based on the Court’s instructions, BankAtlantic Bancorp believes this case will be resolved favorably to them and the individual defendants.

Item 1A. Risk Factors
     Except as set forth below there have been no material changes in the risks and uncertainties that we face from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.
The loss of BankAtlantic Bancorp’s key personnel or the failure to attract and retain highly qualified personnel could adversely affect BankAtlantic Bancorp’s operations.
     BankAtlantic Bancorp performance is largely dependent on the talents and efforts of skilled individuals. There is intense competition in the financial services industry for qualified employees. BankAtlantic Bancorp also faces increasing competition with businesses outside the financial services industry for the most highly skilled individuals. In addition, BankAtlantic Bancorp’s recent losses, reductions in force and other efforts to achieve operating efficiencies as well as the concerns about the stability of financial institutions in general may make it more difficult to retain key personnel. BankAtlantic Bancorp business operations could be adversely affected if BankAtlantic Bancorp is unable to retain and motivate its existing employees and attract new employees as needed.
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

BFC FINANCIAL CORPORATION
Date: May 16, 2011	By:	/s/ Alan B. Levan
Alan B. Levan, Chief Executive Officer

Date: May 16, 2011	By:	/s/ John K. Grelle
John K. Grelle, Chief Financial Officer

Date: May 16, 2011	By:	/s/ Maria R. Scheker
Maria R. Scheker, Chief Accounting Officer